Form 10QSB
period 1996-06-30
EMBASSY ACQUISITION CORP
filed 1996-08-13
CIK 1006281

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-QSB

           [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended June 30, 1996

                         Commission File No. 0-27836

                                     OR

             [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                          EMBASSY ACQUISITION CORP.
      -----------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)


            Florida                                          65-0643773
- -------------------------------                             -------------
(State or other jurisdiction of                             (IRS Employer
 incorporation or organization)                           Identification No.)


                            1428 Brickell Avenue
                            Miami, Florida  33131
                  ----------------------------------------
                  (Address of principal executive offices)

                               (305) 374-6700
                         ---------------------------
                         (Issuer's Telephone Number)

     Check whether the issuer:  (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and
(2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
    ---     ---

     As of June 30, 1996 the Company had a total of 2,540,000 shares (the "Shares") of Common Stock, par value $.0001 per share (the "Common Stock") outstanding. Additionally, as of such date Underwriter Options to purchase 120,000 shares of Common Stock (the "Underwriter Options") remain outstanding and unexercised. Each Underwriter Warrant entitles the holder thereof to purchase one share of Common Stock at a purchase price of $7.80 per share through April 1, 2001.

                      DOCUMENTS INCORPORATED BY REFERENCE


Certain Exhibits to the                         Parts I and II of this Report
Registration Statement
on Form SB-2, as amended
(File No. 33-00568).





                                      (ii)

                           EMBASSY ACQUISITION CORP.
                                  FORM 10-QSB
                          QUARTER ENDED JUNE 30, 1996


                               TABLE OF CONTENTS


PART I  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1

Item 1.  Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1

Item 2.  Management's Discussion and Analysis or Plan of Operation  . . . . . . . . . . . . . . . . . . . . . . . . .   1

PART II . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   4

Item 1.  Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   4

Item 2.  Changes in Securities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   4

Item 3.  Defaults Upon Senior Securities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   4

Item 4.  Submission of Matters to Vote of Security Holders  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   4

Item 5.  Other Information  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   4

Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   4

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   5

FINANCIAL STATEMENTS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . F-1




                                     (iii)

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

         The unaudited, condensed financial statements included herein, commencing at page F-1, have been prepared in accordance with the requirements of Regulation S-B and supplementary financial information included herein, if any, has been prepared in accordance with Item 310(b) of Regulation S-B and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the three and six months ended June 30, 1996 are not necessarily indicative of the results for the year ending December 31, 1996.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         Embassy Acquisition Corp. (the "Company") was formed in November 1995 to seek to effect a merger, exchange of capital stock, asset acquisition or similar business combination (a "Business Combination") with an acquired business (an "Acquired Business"). In connection with its initial capitalization, the Company issued an aggregate of 1,160,000 shares of Common Stock to its officers, directors, and other shareholders for an aggregate purchase price of $76,078. On April 2, 1996, the Company's Registration Statement on Form SB-2 (the "Registration Statement") was declared effective by the U.S. Securities and Exchange Commission (the "SEC"). Pursuant to the Registration Statement, the Company, in its initial public offering of securities, offered and sold 1,380,000 shares of Common Stock, par value $.0001 per share, at a purchase price of $6.00 per share (the "Offering") and received net proceeds of approximately $7,050,000 after the payment of all expenses of the Offering (the "Net Proceeds"). In addition, the Company issued Underwriter Options to purchase 120,000 shares of Common Stock. The Offering was a "blank check" offering.

Liquidity and Capital Resources/Plan of Operation

         As of June 30, 1996 the Company had cash and cash equivalents of $771,650 and restricted short-term investments of $6,421,553. As of June 30, 1996 the Company had total liabilities of $25,058 and total shareholders' equity of $7,169,874. 90% of the Net Proceeds ($6,348,329) (the "Escrow Fund") were delivered to Fiduciary Trust International of the South, as Escrow Agent, to be held in escrow by such firm, until the earlier of (i) written notification by the Company of its need for all or substantially all of the Escrow Fund for the purpose of implementing a Business Combination; or (ii) the exercise by certain shareholders of the Redemption Offer (as defined in the Registration Statement). As of June 30, 1996, there was $6,421,553 (at market value) in the Escrow Fund. The Escrow Fund is currently invested in United States government-backed short-term securities.

         Other than the Escrow Fund, the Company, as of June 30, 1996 had $771,650 in cash and cash equivalents all of which was received from the Offering (other than interest income earned thereon) (the "Operating Funds"). The Company believes the Operating Funds will be sufficient for its cash requirements for at least the next twelve months.

         The Company's objective is to seek to effect a Business Combination with an Acquired Business, which the Company believes has growth potential.

         The expenses required to select and evaluate an Acquired Business candidate (including conducting a due diligence review) and to structure and consummate a Business Combination (including the negotiation of relevant agreements and the preparation of requisite documents for filing pursuant to applicable securities laws and state corporation laws) cannot be presently ascertained with any degree of certainty. For the quarter ended June 30, 1996, the Company incurred $14,591 of operating expenses.

         The Company anticipates that it will make contact with business prospects primarily through the efforts of its officers, who will meet personally with existing management and key personnel, visit and inspect material facilities, assets, products and services belonging to such prospects and undertake such further reasonable investigation as management deems appropriate, to the extent of its limited financial resources. The Company anticipates that certain Acquired Business candidates may be brought to its attention from various unaffiliated sources, including securities broker-dealers, investment bankers, venture capitalists, bankers, other members of the financial community, and affiliated sources. While the Company does not presently anticipate engaging the services of professional firms that specialize in business acquisitions on any formal basis, the Company may engage such firms in the future, in which event the Company may pay a finder's fee or other compensation. In no event, however, will the Company pay a finder's fee or commission to officers or directors of the Company or any entity with which they are affiliated for such services. During the period from April 1996 through August 10, 1996, the Company's officers conducted an analysis of 47 prospective Acquired Businesses engaged in the following industries: entertainment, security protection, healthcare, medical staffing and practice management, retailing, factoring, industrial distribution, manufacturing, wholesale jewelry distribution, food distribution, and travel.

         As part of the Company's investigation of prospective enterprises, products and services, management intends to request that current owners of a prospective Acquired Business provide, among other things, written materials regarding the current owner's business, product or service, available market studies, as well as the assumptions upon which they are made, appropriate title documentation with respect to the assets, products and services of the potential Acquired Business, detailed written descriptions of any transactions between the potential Acquired Business and any of its affiliates, copies of pleadings and material litigation, if any, copies of material contracts and any and all other information deemed relevant. Additionally, the Company may verify such information, if possible, by interviewing competitors, certified public accountants and other persons in a position to have independent knowledge regarding the product or service as well as the financial condition of the potential Acquired Business.

Key-man Insurance

         The Company has obtained a $1,000,000 "key man" policy insuring the life of Glenn L. Halpryn, the Company's President and a member of the Board of Directors. There can be no assurances that such "key man" insurance will be maintained at reasonable rates, if at all. The loss, incapacity or unavailability Mr. Halpryn at the present time or in the foreseeable future, before a qualified replacement was obtained, could have a material, adverse effect on the Company's operations.

Conflicts of Interest

         None of the Company's key personnel are required to commit their full time to the affairs of the Company and, accordingly, such personnel may have conflicts of interest in allocating time among various business activities.
The Company's officers devote approximately 20% of their time to the affairs of the Company. Certain of these key personnel are or may in the future become affiliated with entities, including other "blank check" companies, engaged in business activities similar to those intended to be conducted by the Company.

         In the course of their other business activities, including private investment activities, the Company's officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to the Company as well as the other entities with which they are affiliated. Such persons may have conflicts of interest in determining to which entity a particular business opportunity should be presented. In general, officers and directors of corporations incorporated under the laws of the State of Florida are required to present certain business opportunities to such corporations. Accordingly, as a result of multiple business affiliations, the Company's officers and directors may have similar legal obligations relating to presenting certain business opportunities to multiple entities. In addition, conflicts of interest may arise in connection with evaluations of a particular business opportunity by the Board of Directors with respect to the foregoing criteria. There can be no assurances that any of the foregoing conflicts will be resolved in favor of the Company.

         In order to minimize potential conflicts of interest which may arise from multiple corporate affiliations, each of the Company's officers and directors have agreed that, in the event any of the them believes that a business combination opportunity would be appropriate to be considered by an entity other than the Company with which such officer or director is affiliated (the "Other Entity"), so long as this affiliation with the Other Entity existed prior to November 30, 1995, then the Company will be presented with the business combination opportunity only after the Other Entity has determined not to pursue such business combination opportunity.

         To further minimize potential conflicts of interest, the Company shall not consider Business Combinations with entities owned or controlled by officers, directors and holders of greater than 10% of the Common Stock of the Company, or with any person who directly or indirectly controls, is controlled by or is under common control with the Company. There can be no assurances that any of the foregoing conflicts will be resolved in favor of the Company.

                                    PART II

ITEM 1.  LEGAL PROCEEDINGS

         The Company is not a party to, nor is it aware of, any pending litigation to which it is a party or of which its property is subject.

ITEM 2.  CHANGES IN SECURITIES

               None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

               None.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         During the second quarter ended June 30, 1996, no matters were submitted to a vote of security holders of the Company, through the solicitation of proxies or otherwise.

ITEM 5.  OTHER INFORMATION

               None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a)      Exhibits.

          1. Financial Statements - Reference is made to Financial Statements, commencing at page F-1.

         27.       Financial Data Schedule (for SEC use only)

          (b)      Reports on Form 8-K.

         Form 8-K filed on April 12, 1996 regarding the closing of the Company's initial public offering of securities.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   EMBASSY ACQUISITION CORP.



Date: August 12, 1996               By:       /s/ Glenn L. Halpryn
                                      ---------------------------------------
                                                 Glenn L. Halpryn,
                                                  President





Date: August 12, 1996              By:       /s/ Craig A. Brumfield
                                      ---------------------------------------
                                                 Craig A. Brumfield,
                                                 Principal Financial Officer

                              FINANCIAL STATEMENTS

                           EMBASSY ACQUISITION CORP.
                       (A Development Stage Corporation)
                                 BALANCE SHEETS


                    ASSETS
                                                                               June 30, 1996        December 31, 1995
                                                                               -------------        -----------------
                                                                                (unaudited)
CURRENT ASSETS:
     Cash and cash equivalents                                                   $  771,650              $ 76,078
     Restricted short - term investments                                          6,421,553                     -
     Accrued interest receivable                                                      1,729                     -
                                                                                 ----------              --------
          Total current assets                                                    7,194,932                76,078

OTHER ASSETS:
     Deferred registration costs                                                          -                28,144
                                                                                 ----------              --------

          Total assets                                                           $7,194,932              $104,222
                                                                                 ==========              ========

              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accrued expenses                                                            $        -              $ 28,144
     Income taxes payable                                                            25,058
                                                                                 ----------              --------

          Total  current liabilities                                                 25,058                28,144
                                                                                 ----------              --------
Commitments and contingencies

STOCKHOLDERS' EQUITY:
     Common stock, $.0001 par value, 100,000,000 shares
          authorized, 2,540,000 and 1,160,000 issued and outstanding
          at June 30, 1996 and December 31, 1995, respectively                          254                   116
     Additional paid-in-capital                                                   7,128,087                75,962
     Retained earnings during development stage                                      26,814                     -
     Unrealized gain on investments                                                  14,719
                                                                                 ----------              --------
          Total stockholders' equity                                              7,169,874                76,078
                                                                                 ----------              --------

          Total liabilities and stockholders' equity                             $7,194,932              $104,222
                                                                                 ==========              ========

                See accompanying notes to financial statements

                          EMBASSY ACQUISITION CORP.
                      (A Development Stage Corporation)
                          STATEMENTS OF OPERATIONS


                                                   Three Months   Six Months
                                                      Ended          Ended
                                                     June 30,       June 30,
                                                       1996           1996
                                                       ----           ----
                                                   (Unaudited)    (Unaudited)
OPERATING REVENUES                                  $        -     $        -
                                                    ----------     ----------

OPERATING EXPENSES
     General and administrative                         14,591         14,591
                                                    ----------     ----------
          Total operating expenses                      14,591         14,591
                                                    ----------     ----------

          Loss from operations                         (14,591)       (14,591)
                                                    ----------     ----------
Other income:
     Interest income                                    57,583         57,583
                                                    ----------     ----------
          Other income                                  57,583         57,583
                                                    ----------     ----------

Income before income tax provision                      42,992         42,992

Income tax provision                                    16,178         16,178
                                                    ----------     ----------

Net income                                          $   26,814     $   26,814
                                                    ==========     ==========

Net income per share                                $     0.01     $     0.01
                                                    ==========     ==========

Weighted average common and common stock
     equivalent shares outstanding:                  2,418,681      1,789,341
                                                    ==========     ==========



                 See accompanying notes to financial statements

                           EMBASSY ACQUISITION CORP.
                       (A Development Stage Corporation)
                           STATEMENTS OF  CASH FLOWS

                                                                      for the Six
                                                                      Months Ended
                                                                     June 30, 1996
                                                                    ---------------
                                                                      (unaudited)

Cash flows from operating activities:
   Net income                                                          $   26,814
                                                                       ----------
   Changes in certain assets and liabilities:
       Accrued interest  receivable                                        (1,729)
       Income taxes payable                                                16,178
                                                                       ----------

         Net cash provided by operating activities                         41,263
                                                                       ----------
Cash flows from investing activities:
  Funding of restricted short-term investments                         (6,397,954)
                                                                       ----------

         Net cash used in investing activities                         (6,397,954)
                                                                       ----------

Cash flows from financing activities:
   Net proceeds from issue of common stock                              7,052,263
                                                                       ----------

         Net cash provided by financing activities                      7,052,263
                                                                       ----------

Net increase in cash and cash equivalents                                 695,572

Cash and cash equivalents at beginning of period                           76,078
                                                                       ----------

Cash and cash equivalents at end of period                             $  771,650
                                                                       ==========




                 See accompanying notes to financial statements

                          EMBASSY ACQUISITION CORP.
                      (A DEVELOPMENT STAGE CORPORATION)
                        NOTES TO FINANCIAL STATEMENTS
                                JUNE 30, 1996
                                 (UNAUDITED)

(1)  BASIS OF PRESENTATION

The accompanying interim financial statements presented herein do not include all disclosures provided in the annual financial statements. These unaudited financial statements should be read in conjunction with the annual financial statements and the footnotes for the fiscal year ended on December 31, 1995 thereto contained in the Company's Registration Statement on Form SB-2 which was declared effective by the U.S. Securities and Exchange Commission on April 2, 1996 (the "Registration Statement").

In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the financial statements. The results of operations for the three and six months ending June 30, 1996 are not necessarily indicative of the results of operation to be expected for the full year.

(2)  PUBLIC OFFERING OF SECURITIES

On April 9, 1996, the Company sold to the public 1,380,000 shares of its common stock, including 180,000 shares purchased by the underwriter to cover overallotments, $0001 par value at a price of $6 per share (the "Offering"). Proceeds totaled $7,053,700, which was net of $1,226,300 in underwriting and other expenses.

In connection with the Offering, the Company sold to the managing underwriter (the "Underwriter") and its designees, for total consideration of $10, stock purchase options ("the "Underwriter Options") to purchase up to 120,000 shares of the Company's common stock at an exercise price of $7.20 per share. The Underwriter Options will be exercisable for a period of five years from the effective date of the Company's Registration Statement. The Company has also agreed to certain registration rights with respect to the shares underlying the Underwriter Options.

In accordance with the Offering, 90% of the net proceeds therefrom were placed in an interest bearing escrow account (the "Escrow Fund") subject to release upon the earlier of (i) written notification by the Company of its need for all or substantially all of the Escrow Fund for the purpose of implementing a business combination, (ii) the exercise by certain shareholders of the Redemption Offer, as defined, or (iii) the expiration of no more than 30 months from the date of the Offering. Amounts in the Escrow Fund, including interest earned thereon, are prohibited from being used for any purpose other that a business combination. Such amounts are included in Restricted short-term investments at June 30, 1996.


(3)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents - Cash and cash equivalents are defined as all highly liquid financial instruments with maturities of 90 days or less at the date of purchase. The Company maintains its cash and cash equivalents which consist principally of demand deposits and repurchase agreements with one financial institution.

Restricted Short-term Investments - The Company determines the appropriate classification of its restricted short-term investments at the time of purchase and reevaluates such determination at each balance sheet date. Investments are classified as available for sale and are carried at fair market value, with unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. Fair value is determined by the most recently traded price of the security at the balance sheet date.