Form 10QSB
period 1996-09-30
EMBASSY ACQUISITION CORP
filed 1996-11-13
CIK 1006281

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-QSB

           [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

              For the Quarterly Period Ended September 30, 1996

                         Commission File No. 0-27836

                                     OR

             [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                          EMBASSY ACQUISITION CORP.
      -----------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)


            Florida                                          65-0643773
-------------------------------                             -------------
(State or other jurisdiction of                             (IRS Employer
 incorporation or organization)                           Identification No.)


                            1428 Brickell Avenue
                            Miami, Florida  33131
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

     As of September 30, 1996 the Company had a total of 2,540,000 shares (the "Shares") of Common Stock, par value $.0001 per share (the "Common Stock") outstanding. Additionally, as of such date Underwriter Options to purchase 120,000 shares of Common Stock (the "Underwriter Options") remain outstanding and unexercised. Each Underwriter Warrant entitles the holder thereof to purchase one share of Common Stock at a purchase price of $7.80 per share through April 1, 2001.

                      DOCUMENTS INCORPORATED BY REFERENCE


Certain Exhibits to the                         Parts I and II of this Report
Registration Statement
on Form SB-2, as amended
(File No. 33-00568).





                                      (ii)

                           EMBASSY ACQUISITION CORP.
                                  FORM 10-QSB
                       QUARTER ENDED SEPTEMBER 30, 1996


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

FINANCIAL STATEMENTS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . F-1




                                     (iii)

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

         The unaudited, condensed financial statements included herein, commencing at page F-1, have been prepared in accordance with the requirements of Regulation S-B and supplementary financial information included herein, if any, has been prepared in accordance with Item 310(b) of Regulation S-B and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the three and nine months ended
September 30, 1996 are not necessarily indicative of the results for the year ending December 31, 1996.

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

Liquidity and Capital Resources/Plan of Operation

         As of September 30, 1996 the Company had cash and cash equivalents of $769,277 and restricted short-term investments of $6,494,156. As of September 30, 1996 the Company had total liabilities of $51,517 and total shareholders' equity of $7,213,377. 90% of the Net Proceeds ($6,348,329) (the "Escrow Fund") were delivered to Fiduciary Trust International of the South, as Escrow Agent, to be held in escrow by such firm, until the earlier of (i) written notification by the Company of its need for all or substantially all of the Escrow Fund for the purpose of implementing a Business Combination; or
(ii) the exercise by certain shareholders of the Redemption Offer (as defined in the Registration Statement). As of September 30, 1996, there was $6,494,156 (at market value) in the Escrow Fund. The Escrow Fund is currently invested in United States government-backed short-term securities.

         Other than the Escrow Fund, the Company, as of September 30, 1996, had $769,277 in cash and cash equivalents all of which was received from the Offering (other than interest income earned thereon) (the "Operating Funds"). The Company believes the Operating Funds will be sufficient for its cash requirements for at least the next twelve months.

         The Company's objective is to seek to effect a Business Combination with an Acquired Business, which the Company believes has growth potential.

         The expenses required to select and evaluate an Acquired Business candidate (including conducting a due diligence review) and to structure and consummate a Business Combination (including the negotiation of relevant agreements and the preparation of requisite documents for filing pursuant to applicable securities laws and state corporation laws) cannot be presently ascertained with any degree of certainty. For the quarter ended September 30, 1996, the Company incurred $11,655 of operating expenses.

         The Company anticipates that it will make contact with business prospects primarily through the efforts of its officers, who will meet personally with existing management and key personnel, visit and inspect material facilities, assets, products and services belonging to such prospects and undertake such further reasonable investigation as management deems appropriate, to the extent of its limited financial resources. The Company anticipates that certain Acquired Business candidates may be brought to its attention from various unaffiliated sources, including securities broker-dealers, investment bankers, venture capitalists, bankers, other members of the financial community, and affiliated sources. While the Company does not presently anticipate engaging the services of professional firms that specialize in business acquisitions on any formal basis, the Company may engage such firms in the future, in which event the Company may pay a finder's fee or other compensation. In no event, however, will the Company pay a finder's fee or commission to officers or directors of the Company or any entity with which they are affiliated for such services. During the period from April 1996 through September 30, 1996 the Company's officers conducted an analysis of in excess of 50 prospective Acquired Businesses engaged in the following industries: entertainment, security protection, healthcare, medical staffing and practice management, retailing, factoring, industrial distribution, manufacturing, wholesale jewelry distribution, food distribution, and travel.

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

               None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

               None.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         During the third quarter ended September 30, 1996, no matters were submitted to a vote of security holders of the Company, through the solicitation of proxies or otherwise.

ITEM 5.  OTHER INFORMATION

               None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a)      Exhibits.

          1. Financial Statements - Reference is made to Financial Statements, commencing at page F-1.

         27.       Financial Data Schedule (for SEC use only)

          (b)      Reports on Form 8-K.

               None.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   EMBASSY ACQUISITION CORP.



Date: November 11, 1996            By:       /s/ Glenn L. Halpryn
                                      ---------------------------------------
                                                 Glenn L. Halpryn,
                                                  President





Date: November 11, 1996            By:       /s/ Craig A. Brumfield
                                      ---------------------------------------
                                                 Craig A. Brumfield,
                                                 Principal Financial Officer

                              FINANCIAL STATEMENTS

                           EMBASSY ACQUISITION CORP.
                       (A Development Stage Corporation)
                                 BALANCE SHEETS


                    ASSETS
                                                                            September 30, 1996        December 31, 1995
                                                                            ------------------        -----------------
                                                                               (unaudited)
CURRENT ASSETS:
     Cash and cash equivalents                                                   $  769,277              $ 76,078
     Restricted short - term investments                                          6,494,156                     -
     Accrued interest receivable                                                      1,461                     -
                                                                                 ----------              --------
          Total current assets                                                    7,264,894                76,078

OTHER ASSETS:
     Deferred registration costs                                                          -                28,144
                                                                                 ----------              --------

          Total assets                                                           $7,264,894              $104,222
                                                                                 ==========              ========

              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accrued expenses                                                            $      246              $ 28,144
     Income taxes payable                                                            51,271
                                                                                 ----------              --------

          Total  current liabilities                                                 51,517                28,144
                                                                                 ----------              --------
Commitments and contingencies

STOCKHOLDERS' EQUITY:
     Common stock, $.0001 par value, 100,000,000 shares
          authorized, 2,540,000 and 1,160,000 issued and outstanding
          at September 30, 1996 and December 31, 1995, respectively                          254                   116
     Additional paid-in-capital                                                   7,128,087                75,962
     Retained earnings during development stage                                      56,056                     -
     Unrealized gain on investments                                                  28,980
                                                                                 ----------              --------
          Total stockholders' equity                                              7,213,377                76,078
                                                                                 ----------              --------

          Total liabilities and stockholders' equity                             $7,264,894              $104,222
                                                                                 ==========              ========

                See accompanying notes to financial statements

                          EMBASSY ACQUISITION CORP.
                      (A Development Stage Corporation)
                          STATEMENTS OF OPERATIONS


                                                   Three Months   Nine Months
                                                      Ended          Ended
                                                  September 30,   September 30,
                                                       1996           1996
                                                       ----           ----
                                                   (Unaudited)    (Unaudited)
OPERATING REVENUES                                  $        -     $        -
                                                    ----------     ----------

OPERATING EXPENSES
     General and administrative                         11,655         26,246
                                                    ----------     ----------
          Total operating expenses                      11,655         26,246
                                                    ----------     ----------

          Loss from operations                         (11,655)       (26,246)
                                                    ----------     ----------
Other income:
     Interest income                                    58,517        116,100
                                                    ----------     ----------
          Other income                                  58,517        116,100
                                                    ----------     ----------

Income before income tax provision                      46,862         89,854

Income tax provision                                    17,620         33,798
                                                    ----------     ----------

Net income                                          $   29,242     $   56,056
                                                    ==========     ==========

Net income per share                                $     0.01     $     0.03
                                                    ==========     ==========

Weighted average common and common stock
     equivalent shares outstanding:                  2,540,000      2,039,560
                                                    ==========     ==========



                 See accompanying notes to financial statements

                           EMBASSY ACQUISITION CORP.
                       (A Development Stage Corporation)
                           STATEMENT OF  CASH FLOWS

                                                                      for the Nine
                                                                      Months Ended
                                                                   September 30, 1996
                                                                   ------------------
                                                                       (unaudited)

Cash flows from operating activities:
   Net income                                                          $   56,056
                                                                       ----------
   Changes in certain assets and liabilities:
       Accrued interest  receivable                                        (1,461)
       Accrued expenses                                                       246
       Income taxes payable                                                33,798
                                                                       ----------

         Net cash provided by operating activities                         88,639
                                                                       ----------
Cash flows from investing activities:
  Funding of restricted short-term investments                         (6,447,703)
                                                                       ----------

         Net cash used in investing activities                         (6,447,703)
                                                                       ----------

Cash flows from financing activities:
   Net proceeds from issue of common stock                              7,052,263
                                                                       ----------

         Net cash provided by financing activities                      7,052,263
                                                                       ----------

Net increase in cash and cash equivalents                                 693,199

Cash and cash equivalents at beginning of period                           76,078
                                                                       ----------

Cash and cash equivalents at end of period                             $  769,277
                                                                       ==========




                 See accompanying notes to financial statements

                          EMBASSY ACQUISITION CORP.
                      (A DEVELOPMENT STAGE CORPORATION)
                        NOTES TO FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1996
                                 (UNAUDITED)

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

In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the financial statements. The results of operations for the three and nine months ending September 30, 1996 are not necessarily indicative of the results of operation to be expected for the full year.

(2)  PUBLIC OFFERING OF SECURITIES

On April 9, 1996, the Company sold to the public 1,380,000 shares of its common stock, including 180,000 shares purchased by the underwriter to cover overallotments, $.0001 par value at a price of $6 per share (the "Offering"). Proceeds totaled $7,053,700, which was net of $1,226,300 in underwriting and other expenses.

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

In accordance with the Offering, 90% of the net proceeds therefrom were placed in an interest bearing escrow account (the "Escrow Fund") subject to release upon the earlier of (i) written notification by the Company of its need for all or substantially all of the Escrow Fund for the purpose of implementing a business combination, (ii) the exercise by certain shareholders of the Redemption Offer, as defined, or (iii) the expiration of no more than 30 months from the date of the Offering. Amounts in the Escrow Fund, including interest earned thereon, are prohibited from being used for any purpose other that a business combination. Such amounts are included in Restricted short-term investments at September 30, 1996.


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