Form 10KSB40
period 1996-12-31
EMBASSY ACQUISITION CORP
filed 1997-03-27
CIK 1006281

                                   FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

               [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
                   SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

               [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF
                   THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

               FOR THE TRANSITION PERIOD FROM ________ TO ________

                           Commission File No. 0-27836

                            EMBASSY ACQUISITION CORP.
                            -------------------------
                 (Name of Small Business Issuer in Its Charter)

                Florida                                      65-0643773
                -------                                      ----------
   (State or other jurisdiction of                         (I.R.S. Employer
   incorporation or organization)                          Identification No.)



1428 Brickell Avenue Suite 105, Miami, Florida                   33131
----------------------------------------------                   -----
 (Address of principal executive offices)                      (Zip Code)

                                 (305) 374-6700
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

         Securities registered under Section 12(b) of the Exchange Act:

                                      None

         Securities registered under Section 12(g) of the Exchange Act:

                    Common Stock, par value $.0001 per share.
                    -----------------------------------------

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [ ]

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

      State issuer's revenues for its most recent fiscal year:  $0.

      The aggregate market value of the voting stock held by non-affiliates of the issuer based on the closing bid price of $6.75 of such common stock, as of March 10, 1997, is $11,880,000 based upon $6.75 multiplied by 1,760,000 shares of common stock outstanding as of March 10, 1997 held by non-affiliates.

      As of March 10, 1997, the Company had a total of 2,540,000 shares (the "Shares") of Common Stock, par value $.0001 per share (the "Common Stock"), outstanding. Additionally, as of such date Underwriter Options to purchase 120,000 shares of Common Stock (the "Underwriter Options") remain outstanding and unexercised. Each Underwriter Option entitles the holder thereof to purchase one share of Common Stock at a purchase price of $7.80 per share commencing April 2, 1996 and for a period of five years thereafter.

                       DOCUMENTS INCORPORATED BY REFERENCE

      None.


                                      (ii)

                            EMBASSY ACQUISITION CORP.
                                   FORM 10-KSB
                       FISCAL YEAR ENDED DECEMBER 31, 1996

                                TABLE OF CONTENTS

PART I

Item 1.       Description of Business......................................................  1

Item 2.       Description of Property...................................................... 10

Item 3.       Legal Proceedings............................................................ 10

Item 4.       Submission of Matters to a Vote of Security Holders.......................... 10

PART II

Item 5.       Market for Common Equity and Related Stockholder Matters..................... 10

Item 6.       Management's Discussion and Analysis or Plan of Operation.................... 11

Item 7.       Financial Statements......................................................... 13

Item 8.       Changes in and Disagreements With Accountants on Accounting
                and Financial Disclosure................................................... 13

PART III

Item 9.       Directors, Executive Officers, Promoters and Control Persons;
                Compliance with Section 16(a) of the Exchange Act.......................... 13

Item 10.      Executive Compensation....................................................... 18

Item 11.      Security Ownership of Certain Beneficial Owners and Management............... 19

Item 12.      Certain Relationships and Related Transactions............................... 20

Item 13.      Exhibits and Reports on Form 8-K............................................. 20

SIGNATURES    ............................................................................. 21

FINANCIAL STATEMENTS.......................................................................F-1



                                      (iii)

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

         Embassy Acquisition Corp. (the "Company") was formed in November 1995 to seek to effect a merger, exchange of capital stock, asset acquisition or other similar business combination (a "Business Combination") with an acquired business (an "Acquired Business"). In connection with its initial capitalization, the Company issued 1,160,000 shares of its Common Stock to its officers, directors, and other stockholders for an aggregate sum of $76,078. On April 2, 1996, the Company's Registration Statement on Form SB-2 (the "Registration Statement") was declared effective by the U.S. Securities and Exchange Commission (the SEC"). Pursuant to the Registration Statement, the Company, in its initial public offering of securities, offered and sold 1,380,000 shares of Common Stock, par value $.0001 per share, at a purchase price of $6.00 per share (the "Offering") and received net proceeds of approximately $7,052,263 after the payment of all expenses of the Offering (the "Net Proceeds"). In addition, the Company issued Underwriter Options to purchase 120,000 shares of Common Stock. The Offering was a "blank check" offering. See "Management's Discussion and Analysis or Plan of Operation."

         The Company's objective is to seek to effect a Business Combination with an Acquired Business, which the Company believes has growth potential. The Company intends to utilize cash, equity, debt or a combination thereof in effecting a Business Combination. While the Company may, under certain circumstances, seek to effect Business Combinations with more than one Acquired Business, it will not expend less than 80% of the Net Proceeds upon its first Business Combination. Consequently, it is likely that the Company will have the ability to effect only a single Business Combination. The Company may effect a Business Combination with an Acquired Business which may be financially unstable or in its early stage of development or growth. Although the Company has had certain preliminary discussions with Acquired Business candidates regarding a possible Business Combination, as of March 10, 1997 the Company has not entered into any agreements, agreements in principle or understandings regarding a Business Combination.

"BLANK CHECK" COMPANY

         BACKGROUND. A Business Combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public offering itself, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself, such as time delays, significant expense and loss of voting control.

         UNSPECIFIED INDUSTRY AND ACQUIRED BUSINESS. To date, the Company has not selected any particular industry or any Acquired Business in which to concentrate its Business Combination efforts. However, in connection with seeking stockholder approval of a Business Combination, the Company intends to furnish its stockholders with proxy solicitation materials prepared in accordance with the Securities Exchange Act of 1934, which, among other matters, will include a description of the operations of the Acquired Business candidate and audited historical financial statements thereof. To the extent the Company effects a Business Combination with a financially unstable company or an entity in its early stage of development or growth (including entities without established records of sales or earnings), the Company will become subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, to the extent that the Company effects a Business Combination with an entity in an industry characterized by a high level of risk, the Company will become subject to the currently unascertainable risks of that industry. An extremely high level of risk frequently characterizes certain industries which experience rapid growth. In addition, although management will endeavor to evaluate the risks inherent in a particular industry or Acquired Business, there can be no assurance that the Company will properly ascertain or assess all significant risk factors.

         PROBABLE LACK OF BUSINESS DIVERSIFICATION. While the Company may, under certain circumstances, seek to effect Business Combinations with more than one Acquired Business, it will not expend less than 80% from the Net Proceeds upon its first Business Combination. Consequently, it is likely that the Company will have the ability to effect only a single Business Combination. Accordingly, the prospects for the Company's success will be entirely dependent upon the future performance of a single business. Unlike certain entities which have the resources to consummate several Business Combinations of entities operating in multiple industries or multiple areas of a single industry, it is highly likely that the Company will not have the resources to diversify its operations or benefit from the possible spreading of risks or offsetting of losses. The Company's probable lack of diversification may subject the Company to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which the Company may operate subsequent to a Business Combination. In addition, by consummating a Business Combination with only a single entity, the prospects for the Company's success may become dependent upon the development or market acceptance of a single or limited number of products, processes or services. Accordingly, notwithstanding the possibility of capital investment in and management assistance to the Acquired Business by the Company, there can be no assurance that the Acquired Business will prove to be commercially viable. Prior to the consummation of a Business Combination, the Company has no intention to purchase or acquire a minority interest in any company.

         OPPORTUNITY FOR STOCKHOLDER EVALUATION OR APPROVAL OF BUSINESS COMBINATIONS. The stockholders will, in all likelihood, neither receive nor otherwise have the opportunity to evaluate any financial or other information which will be made available to the Company in connection with selecting a potential Business Combination until after the Company has entered into an agreement to effectuate a Business Combination. Such agreement to effectuate a Business Combination, however, will be subject to stockholder approval. As a result, stockholders will be almost entirely dependent on the judgment of management in connection with the selection and ultimate consummation of a Business Combination. In connection with seeking stockholder approval of a Business Combination, the Company intends to furnish its stockholders with proxy solicitation materials prepared in accordance with the Securities Exchange Act of 1934, which, among other matters, will include a description of the operations of the Acquired Business candidate and audited historical financial statements thereof.

         Under the Florida Business Corporation Act, certain forms of Business Combinations may be effected without stockholder approval. In addition, the form of Business Combination may have an impact upon the availability of dissenters' rights (i.e., the right to receive fair payment with respect to the Company's Common Stock) to stockholders disapproving the proposed Business Combination. The Company will afford to stockholders the right to approve any Business Combination, irrespective of whether or not such approval would be required under applicable Florida law. In the event, however, that 30% or more of the Shares held by those persons holding shares sold in the Offering (the "Public Stockholders") vote against approval on any Business Combination, the Company will not consummate such Business Combination. All of the officers and directors of the Company, who own in the aggregate approximately 30.7% of the Common Stock outstanding as of the date hereof, have agreed to vote their respective shares of Common Stock in accordance with the vote of the majority of the Shares held by the Public Stockholders with respect to any Business Combination.

         LIMITED ABILITY TO EVALUATE ACQUIRED BUSINESS' MANAGEMENT. While the Company's ability to successfully effect a Business Combination will be dependent upon certain key personnel, the future role of such personnel in the Acquired Business cannot presently be stated with any certainty. While it is possible that certain of the Company's key personnel will remain associated in some capacities with the Company following a Business Combination, it is unlikely that such key personnel will devote their full efforts to the affairs of the Company subsequent thereto. Moreover, there can be no assurances that such personnel will have any experience or knowledge relating to the operations of the particular Acquired Business. Furthermore, although the Company intends to closely scrutinize the management of a prospective Acquired Business in connection with evaluating the desirability of effecting a Business Combination, there can be no assurance that the Company's assessment of such management will prove to be correct, especially in light of the inexperience of current key personnel of the Company in evaluating businesses. Furthermore, there can be no assurance that such future management will have the necessary skills, qualifications or abilities to manage a public company intending to embark on a program of business development. The Company may also seek to recruit additional managers to supplement the incumbent management of the Acquired Business. There can be no assurance that the Company will have the ability to recruit such additional managers, or that such additional managers will have the requisite skill, knowledge or experience necessary or desirable to enhance the incumbent management.

         SELECTION OF AN ACQUIRED BUSINESS AND STRUCTURING OF A BUSINESS COMBINATION. Management anticipates that the selection of an Acquired Business will be complex and risky because of competition for such business opportunities among all segments of the financial community. The nature of the Company's search for the acquisition of an Acquired Business requires maximum flexibility inasmuch as the Company will be required to consider various factors and divergent circumstances which may preclude meaningful direct comparison among the various business enterprises, products or services investigated. The possible lack of diversification among the Company's acquisitions may not permit the Company to offset potential losses from one venture against profits from another. Management of the Company will have virtually unrestricted flexibility in identifying and selecting a prospective Acquired Business. In addition, in evaluating a prospective Acquired Business, management will consider, among other factors, the following:

         o        costs associated with effecting the Business Combination;

         o equity interest in and opportunity for control of the Acquired Business;

         o growth potential of the Acquired Business and the industry in which it operates;

         o experience and skill of management and availability of additional personnel of the Acquired Business;

         o        capital requirements of the Acquired Business;

         o        competitive position of the Acquired Business;

         o stage of development of the product, process or service of the Acquired Business;

         o degree of current or potential market acceptance of the product, process or service of the Acquired Business;

         o proprietary features and degree of intellectual property or other protection of the product, process or service of the Acquired Business; and

         o regulatory environment of the industry in which the Acquired Business operates.

         The foregoing criteria are not intended to be exhaustive; any evaluation relating to the merits of a particular Business Combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by management in connection with effecting a Business Combination consistent with the Company's business objective. In connection with its evaluation of a prospective Acquired Business, management anticipates that it will conduct an extensive due diligence review which will encompass, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial or other information which will be made available to the Company.

         The time and costs required to select and evaluate an Acquired Business candidate (including conducting a due diligence review) and to structure and consummate the Business Combination (including negotiating relevant agreements and preparing requisite documents for filing pursuant to applicable securities laws and state corporation laws) cannot presently be ascertained with any degree of certainty. The current executive officers of the Company, devote approximately 20% of their respective time to the affairs of the Company and, accordingly, consummation of a Business Combination may require a greater period of time than if the Company's executive officers devoted their full time to the Company's affairs. Any costs incurred in connection with the identification and evaluation of a prospective Acquired Business with which a Business Combination is not ultimately consummated will result in a loss to the Company and reduce the amount of capital available to otherwise complete a Business Combination.

         The Company anticipates that it will make contact with business prospects primarily through the efforts of its officers, who will meet personally with existing management and key personnel, visit and inspect material facilities, assets, products and services belonging to such prospects, and undertake such further reasonable investigation as management deems appropriate, to the extent of its limited financial resources. The Company anticipates that certain Acquired Business candidates may be brought to its attention from various unaffiliated sources, including securities broker-dealers, investment bankers, venture capitalists, bankers, other members of the financial community, and affiliated sources. Although the Company has had certain preliminary discussions with Acquired Business candidates regarding a possible Business Combination, as of March 10, 1997 the Company has not entered into any agreements, agreements in principle or understandings regarding a Business Combination. While the Company does not presently anticipate engaging the services of professional firms that specialize in business acquisitions on any formal basis, the Company may engage such firms in the future, in which event the Company may pay a finder's fee or other compensation. In no event, however, will the Company pay a finder's fee or commission to officers or directors of the Company or any entity with which they are affiliated for such service.

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

         As a general rule, Federal and state tax laws and regulations have a significant impact upon the structuring of business combinations. The Company will evaluate the possible tax consequences of any prospective Business Combination and will endeavor to structure the Business Combination so as to achieve the most favorable tax treatment to the Company, the Acquired Business and their respective stockholders. There can be no assurance that the IRS or appropriate state tax authorities will ultimately assent to the Company's tax treatment of a particular consummated Business Combination. To the extent the IRS or state tax authorities ultimately prevail in recharacterizing the tax treatment of a Business Combination, there may be adverse tax consequences to the Company, the Acquired Business and their respective stockholders. Tax considerations as well as other relevant factors will be evaluated in determining the precise structure of a particular Business Combination, which could be effected through various forms of a merger, consolidation or stock or asset acquisition.

         The Company may utilize cash, equity, debt or a combination of these as consideration in effecting a Business Combination. Although the Company has no commitments as of the date hereof to issue any additional shares of Common Stock, the Company will, in all likelihood, issue a substantial number of additional shares in connection with a Business Combination. To the extent that such additional shares are issued, dilution to the interest of the Company's stockholders will occur. Additionally, if a substantial number of shares of Common Stock are issued in connection with a Business Combination, a change in control of the Company may occur.

         If securities of the Company are issued as part of an acquisition, it cannot be predicted whether such securities will be issued in reliance upon exemptions from registration under applicable federal or state securities laws or will be registered for public distribution. When registration of securities is required, substantial cost may be incurred and time delays encountered. In addition, the issuance of additional securities and their potential sale in any trading market which may develop in the Company's Common Stock, of which there is no assurance, may depress the price of the Company's Common Stock in any market which may develop in the Company's Common Stock. Additionally, such issuance of additional securities of the Company would result in a decrease in the percentage ownership of the Company of stockholders who purchased Common Stock in the Company's Offering.

         The Company's operations may be limited by the Investment Company Act of 1940. Unless the Company registers with the Securities and Exchange Commission as an investment company, it will not, among other things, be permitted to own or propose to acquire investment securities having a value, exclusive of government securities and cash items, exceeding 40% of the value of the Company's total assets on an unconsolidated basis. It is not anticipated that the Company will have a policy restricting the type of investments it may make. While the Company will attempt to conduct its operations so as not to require registration under the Investment Company Act of 1940, there can be no assurances that the Company will not be deemed to be subject to the Investment Company Act of 1940.

         There are currently no limitations relating to the Company's ability to borrow funds to increase the amount of capital available to the Company to effect a Business Combination or otherwise finance the operations of the Acquired Business. The amount and nature of any borrowings by the Company will depend on numerous considerations, including the Company's capital requirements, the Company's perceived ability to meet debt service on such borrowings and then prevailing conditions in the financial markets, as well as general economic conditions.

There can be no assurance that debt financing, if required or otherwise sought, would be available on terms deemed to be commercially acceptable and in the best interests of the Company. The inability of the Company to borrow funds for an additional infusion of capital into an Acquired Business may have material adverse effects on the Company's financial condition and future prospects. To the extent that debt financing ultimately proves to be available, any borrowings may subject the Company to various risks traditionally associated with incurring indebtedness, including the risks of interest rate fluctuations and insufficiency of cash flow to pay principal and interest. Furthermore, an Acquired Business may have already incurred debt financing and, therefore, all the risks inherent thereto.

         Because of the Company's small size, there may be business constraints on its ability to raise additional capital when needed. Until such time as any enterprise, product or service which the Company acquires generates revenues sufficient to cover operating costs, it is conceivable that the Company could find itself in a situation where it needs additional funds in order to continue its operations. This need could arise at a time when the Company is unable to borrow funds and/or when market acceptance for the sale of additional shares of the Company's Common Stock does not exist.

         POSSIBLE LIQUIDATION AFTER 24 MONTHS IF NO BUSINESS COMBINATION. In the event that the Company does not effect a Business Combination within 24 months from the date of the consummation of its initial public offering of securities (April 9, 1996), the Company will submit for stockholder consideration a proposal to liquidate the Company. If such a proposal is approved by a majority of the shares held by the Public Stockholders, the Company will distribute to all Public Stockholders, in proportion to their respective equity interest in the Company, an aggregate sum equal to the Company's Liquidation Value calculated as of the approval date of such proposal. In no event, however, will the Company's Liquidation Value be less than the Escrow Fund, inclusive of any net interest income thereon. All of the officers and directors of the Company, who own in the aggregate approximately 30.7% of the Common Stock outstanding as of March 10, 1997 have agreed to vote their respective shares of Common Stock in accordance with the vote of the majority of the shares held by the Public Stockholders with respect to any such liquidation proposal. In addition, all of the officers and directors of the Company as well as all of the stockholders of the Company prior to the Company's initial public offering of securities (approximately 45.7% of the Common Stock outstanding), with respect to shares owned as of the date thereof, have agreed to waive their respective rights to participate in any such liquidation distribution. Notwithstanding the Company's commitment to submit a liquidation proposal to its stockholders if it is unable to effect a Business Combination within 24 months from April 9, 1996 if the Company enters into a definitive agreement to effectuate a Business Combination prior to the expiration of such 24 month period but cannot secure stockholder approval thereof, either through its inability to attain a favorable vote from the majority of the Shares held by the Public Stockholders or by virtue of the fact that a negative vote with respect thereto is actually cast by at least 30% of the Shares held by the Public Stockholders or is otherwise unable to close such Business Combination within such 24-month period (the "Extension Criteria"), then in such event, the Company will seek to effectuate the Business Combination or an alternative Business Combination no later than 30 months from April 9, 1996. If it is unable to do so by the expiration of such 30-month period, it will then submit a liquidation proposal to the Company's stockholders.

PAYMENT OF SALARIES OR CONSULTING FEES

         In connection with the consummation of a Business Combination, the Company may become obligated to pay to certain persons consulting fees and/or salaries. No officers, directors or current stockholders shall be paid any consulting fees or salaries for services delivered by such persons in connection with a Business Combination. The Company shall reimburse its officers and directors for any accountable reasonable expenses incurred in connection with activities on behalf of the Company. The Escrow Fund (as hereinafter defined) (including any interest earned thereon) will not be used to reimburse the Company's officers and directors for expenses incurred in connection with activities on behalf of the Company. No funds (including any interest earned thereon) will be disbursed from the Escrow Fund for reimbursement of expenses. Other than the foregoing, there is no limit on the amount of such reimbursable expenses and there will be no review of the reasonableness of such expenses by anyone other than the Board of Directors, all of the members of which are officers. Subsequent to the consummation of a Business Combination, to the extent the current officers, directors and/or stockholders of the Company provide services to the Company, such persons may receive from the Company consulting fees and/or salaries. The Company has no present intention to pay to anyone any consulting fees or salaries. The Company is not aware of any plans, proposals, understandings or arrangements with respect to the sale of any shares of Common Stock of the Company by any current shareholders. Further, there are no plans, proposals, understandings or arrangements with respect to the transfer by the Company to any of the current shareholders of any funds, securities or other assets of the Company.

COMPETITION

         The Company expects to encounter intense competition from other entities having a business objective similar to that of the Company. Many of these entities are well-established and have extensive experience in connection with identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater financial, technical, personnel and other resources than the Company and there can be no assurance that the Company will have the ability to compete successfully. Inasmuch as the Company may not have the ability to compete effectively with its competitors in selecting a prospective Acquired Business, the Company may be compelled to evaluate certain less attractive prospects. There can be no assurance that such prospects will permit the Company to meet its stated business objective.

UNCERTAINTY OF COMPETITIVE ENVIRONMENT OF ACQUIRED BUSINESS

         In the event that the Company succeeds in effecting a Business Combination, the Company will, in all likelihood, become subject to intense competition from competitors of the Acquired Business. In particular, certain industries which experience rapid growth frequently attract an increasingly larger number of competitors, including competitors with increasingly greater financial, marketing, technical and other resources than the initial competitors in the industry. The degree of competition characterizing the industry of any prospective Acquired Business cannot presently be ascertained. There can be no assurance that, subsequent to a Business Combination, the Company will have the resources to compete effectively, especially to the extent that the Acquired Business is in a high-growth industry.

REDEMPTION RIGHTS

         At the time the Company seeks stockholder approval of any potential Business Combination, the Company will offer (the "Redemption Offer") each of the Public Stockholders the right, for a specified period of time of not less than 20 days, to redeem all, but not a portion of, their shares of Common Stock, at a per share price equal to the Company's liquidation value on the record date for determination of stockholders entitled to vote upon the proposal to approve such Business Combination (the "Record Date") divided by the number of Shares held by all of the Public Stockholders. The Redemption Offer will be described in the disclosure documentation relating to the proposed Business Combination, which such disclosure documentation may require the Company to file a registration statement with the Commission. The Company's liquidation value will be equal to the Company's book value, as determined by the Company and audited by the Company's independent public accountants (the "Company's Liquidation Value") (which amount may be less than the initial public offering price per Share in the Offering in view of the expenses of the Offering and the anticipated expenses which will be incurred in seeking a Business Combination), calculated as of the Record Date. In no event, however, will the Company's Liquidation Value be less than the Escrow Fund (as hereinafter defined), inclusive of any net interest income thereon. If the holders of less than 30% of the Shares held by the Public Stockholders elect to have their Shares redeemed, the Company may, but will not be required to, proceed with such Business Combination. If the Company elects to so proceed, it will redeem Shares, based upon the Company's Liquidation Value, from those Public Stockholders who affirmatively requested such redemption and who voted against the Business Combination. IF THE HOLDERS OF 30% OR MORE OF THE SHARES HELD BY PUBLIC STOCKHOLDERS VOTE AGAINST APPROVAL OF ANY POTENTIAL BUSINESS COMBINATION, THE COMPANY WILL NOT PROCEED WITH SUCH BUSINESS COMBINATION AND WILL NOT REDEEM SUCH SHARES. Unless otherwise specified by such shareholder, a vote against the proposed Business Combination will constitute a request by such shareholder for redemption of his Shares. Until the Company consummates a Business Combination, Public Stockholders, whether they voted against a prior potential Business Combination or not, will have the opportunity to redeem their Shares at a per share price equal to the Company's Liquidation Value divided by the number of Shares held by all the Public Stockholders at the time the Company consummates a Business Combination; provided, however, the determination as to whether the Company proceeds with a Business Combination ultimately rests with the Company. If the Company determines not to pursue a Business Combination, even if the holders of less than 30% of the Shares held by Public Stockholders vote against approval of the potential Business Combination, no Shares will be redeemed. If a shareholder votes against a potential Business Combination and the Company determines not to pursue such Business Combination, such vote will not constitute the exercise of the Redemption Offer so as to permit release of the Escrow Fund. The Escrow Fund will be released to stockholders voting against a Business Combination only in connection with the consummation of a Business Combination. Unless otherwise specified by such shareholder, a vote against the proposed Business Combination will constitute a request by such shareholder for redemption of his Shares.

EMPLOYEES

         As of the date hereof, the Company's employees consist of its executive officers, each of whom devote approximately 20% of their working time to the affairs of the Company.

ITEM 2.           DESCRIPTION OF PROPERTY

         The Company currently maintains, at no cost to the Company, its executive offices in approximately 500 square feet of office space located at 1428 Brickell Avenue, Suite 105, Miami, Florida 33131. This office space is leased by the Company from Ivenco, Inc., a firm which Ernest Halpryn, the father of Glenn L. Halpryn is an officer. The Company considers this space adequate for its current operations.

ITEM 3.           LEGAL PROCEEDINGS

         The Company is not presently a party to any material litigation, nor, to the knowledge of management, is any such litigation presently threatened.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the fourth quarter of the fiscal year covered by this Report, no matters were submitted to a vote of security holders of the Company, through the solicitation of proxies or otherwise.


                                     PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The principal U.S. market in which the Company's Common Stock, $.0001 par value, is traded is the over-the-counter market under the symbol "MBCA." The Common Stock commenced trading on April 9, 1996. The following table shows the reported low bid and high bid quotations for the Common Stock for the interim periods indicated below. The high and low bid prices for the periods indicated are interdealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions. These quotations have been obtained from the OTC Bulletin Board (the "Bulletin Board").

                                                                         Low Bid                    High Bid
                                                                       (Per Share)                 (Per Share)
                                                                       -----------                 -----------
April 9, 1996 - June 30, 1996                                          $6.00                         $6.25

July 1, 1996 - September 30, 1996                                      $6.00                         $6.25

October 1, 1996 - December 31, 1996                                    $6.00                         $6.25

January 1, 1997 - March 10, 1997                                       $6.00                         $8.375

         The approximate number of holders of record of the Company's Common Stock, as of March 10, 1997, amounts to 40, inclusive of those brokerage firms and/or clearing houses holding the Company's shares of Common Stock for their clientele (with each such brokerage house and/or clearing house being considered as one holder).

         The Company has not paid or declared any dividends upon its Common Stock since its inception and, by reason of its present financial status and its contemplated financial requirements, does not contemplate or anticipate paying any dividends upon its Common Stock in the foreseeable future.

ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The Company was formed in November 1995 to seek to effect a Business Combination with an Acquired Business. In connection with its initial capitalization, the Company issued 1,160,000 shares of its Common Stock to its officers, directors, and other stockholders for an aggregate sum of $76,078. On April 2, 1996, the Company's Registration Statement was declared effective by the Commission. Pursuant to the Registration Statement, the Company, in its initial public offering of securities, offered and sold 1,380,000 shares of Common Stock, par value $.0001 per share, at a purchase price of $6.00 per share (the "Offering") and received net proceeds of approximately $7,052,263 after the payment of all expenses of the Offering (the "Net Proceeds"). In addition, the Company issued Underwriter Options to purchase 120,000 shares of Common Stock. The Offering was a "blank check" offering.

LIQUIDITY AND CAPITAL RESOURCES/PLAN OF OPERATION.

         As of December 31, 1995 and December 31, 1996, respectively, the Company had cash of $76,078 and $763,965, respectively, and restricted cash and cash equivalents of $6,566,206, at December 31, 1996.

As of December 31, 1995 and December 31, 1996, the Company had total liabilities of $28,144 and $79,963, respectively, common stock subject to redemption of $0 and $7,260,022, respectively, and total shareholders' equity of $76,078 and $0, respectively. 90% of the Net Proceeds ($7,052,300) (the "Escrow Fund") were delivered to Fiduciary Trust International of the South, as Escrow Agent, to be held in escrow by such firm, until the earlier of (i) written notification by the Company of its need for all or substantially all of the Escrow Fund for the purpose of facilitating a Business Combination; or (ii) the exercise by certain stockholders of the Redemption Offer. As of December 31, 1996, there was $6,566,206 in the Escrow Fund. The Escrow Fund is currently invested in United States government-backed short-term securities. The Company believes the Operating Funds will be sufficient for its cash requirements for the next twelve months.

         The Company's objective is to seek to effect a Business Combination with an Acquired Business, which the Company believes has growth potential. As of March 10, 1997, the Company has not entered into a letter of intent to consummate a Business Combination.

         The expenses required to select and evaluate an Acquired Business candidate (including conducting a due diligence review) and to structure and consummate a Business Combination (including the negotiation of relevant agreements and the preparation of requisite documents for filing pursuant to applicable securities laws and state corporation laws) cannot be presently ascertained with any degree of certainty. For the year ended December 31, 1996, the Company incurred $44,058 of operating expenses, which primarily consisted of professional expenses and generated $243,743 of interest income. The Company did not incur any operating expenses or generate any interest income for the year ended December 31, 1995.

         The Company anticipates that it will make contact with business prospects primarily through the efforts of its officers, who will meet personally with existing management and key personnel, visit and inspect material facilities, assets, products and services belonging to such prospects, obtain independent analysis for verification of information provided and undertake such further reasonable investigation as management deems appropriate, to the extent of its limited financial resources. The Company anticipates that certain Acquired Business candidates may be brought to its attention from various unaffiliated sources, including securities broker-dealers, investment bankers, venture capitalists, bankers, other members of the financial community, and affiliated sources, including, possibly, the Company's executive officers, directors and their affiliates, who may present solicited or unsolicited proposals. While the Company does not presently anticipate engaging the services of professional firms that specialize in business acquisitions on any formal basis, the Company may engage such firms in the future, in which event the Company may pay a finder's fee or other compensation. In no event, however, will the Company pay a finder's fee or commission to officers or directors of the Company or any entity with which they are affiliated for such service.

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

ITEM 7.           FINANCIAL STATEMENTS

         The financial statements included herein, commencing at page F-1, have been prepared in accordance with the requirements of Regulation S-B and supplementary financial information included herein, if any, has been prepared in accordance with Item 310(a) of Regulation S-B.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There are not and have not been any disagreements between the Company and its accountants on any matter of accounting principles, practices or financial statement disclosure.


                                    PART III

ITEM 9.           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                  COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         A.       Identification of Directors and Executive Officers.

                  The current directors and executive officers of the Company are as follows:

                  Name                              Age                         Title
                  ----                              ---                         -----

         Glenn L. Halpryn                          36                    President, Director

         Craig A. Brumfield                        45                    Vice President, Treasurer, Director

         Ronald M. Stein                           36                    Vice President, Secretary, Director

         Stephen J. Dresnick, M.D.                 46                    Director

         Andrew Marshak                            31                    Director


                                       13

         GLENN L. HALPRYN has been the President and a member of the Board of Directors of the Company since its inception. Since 1985 Mr. Halpryn has been engaged in real estate investment and development activities, including the management, finance and leasing of commercial real estate. Since April 1988, Mr. Halpryn has been Vice Chairman of Central Bank, a Florida state-chartered bank. Since June 1987, Mr. Halpryn has been the President of and beneficial holder of stock of United Security Corporation, a broker-dealer registered with the NASD. From June 1992 through May 1994, Mr. Halpryn served as the Vice President, Secretary-Treasurer of Frost Hanna Halpryn Capital Group, Inc., a "blank check" company whose business combination was effected in May 1994 with Sterling Healthcare Group, Inc. (the FHH-Sterling Transaction"). From June 1995 through October 1996, Mr. Halpryn served as a member of the Board of Directors of Sterling Healthcare Group, Inc.

         CRAIG A. BRUMFIELD has been the Vice President, Treasurer and a member of the Board of Directors of the Company since its inception. Since April 1995, Mr. Brumfield has been President and Chief Executive Officer of Pinecrest Capital, Inc., a private investment firm that initiates structures and negotiates acquisitions and provides advisory and consulting services to middle market companies in diverse industries. From October 1984 through March 1995, Mr. Brumfield was an executive officer of Trivest, Inc. ("Trivest"), a sponsor of middle market corporate acquisitions. Mr. Brumfield has served as a member of the Board of Directors of three public companies; Atlantis Plastics, Inc. (May 1991 through March 1995), Loewenstein Furniture Group, Inc. (December 1990 through December 1994) and WinsLoew Furniture, Inc. (December 1994 through March
1995). Prior to joining Trivest, Mr. Brumfield was a Senior Manager with KPMG Peat Marwick.

         RONALD M. STEIN has been the Vice President, Secretary and a member of the Board of Directors of the Company since its inception. Since October 1992, Mr. Stein has been a vice president and account executive with First Equity Corporation of Florida, a broker-dealer registered with the NASD. From April 1988 through October 1992, Mr. Stein was an associate vice president and accountant executive with Prudential Securities, a broker-dealer registered with the NASD.

         STEPHEN J. DRESNICK, M.D. has been a member of the Board of Directors of the Company since its inception. Dr. Dresnick has served as President, Chief Executive Officer and Chairman of the Board of Directors of Sterling Healthcare Group, Inc. and its predecessor corporations since 1987. Dr. Dresnick currently serves as the Vice Chairman of the Board of Directors of FPA Medical Management, Inc., the parent corporation of Sterling Healthcare Group, Inc. Dr. Dresnick is a Diplomate of the National Board of Medical Examiners and is certified by the American Board of Emergency Medicine. Dr. Dresnick is licensed to practice medicine in 12 states. Dr. Dresnick currently holds an appointment as Assistant Professor at University if Miami, School of Nursing; is on the Dean's Advisory Committee at University of Miami, School of Business; is an Advisory Board Member at the Center for the Advancement of Service Management, University of Florida, College of Business Administration; is a Clinical Associate Professor for the Department of Surgery, University of Florida, School of Medicine; and is a member of the Board of Trustees of Florida International University.

         ANDREW MARSHAK has been a member of the Board of Directors of the Company since its inception. Since June 1994, Mr. Marshak has been a Vice President of Indosuez Capital, the North American merchant banking arm of Banque Indosuez, a Paris-based banking institution. From July 1992 through June 1994, Mr. Marshak was an associate with Indosuez Capital. From July 1990 through June 1992, Mr. Marshak was a Financial Analyst with Donaldson, Lufkin and Jenrette, an investment bank.

         All directors hold office until the next annual meeting of shareholders and the election and qualification of their successors. Directors receive no compensation for serving on the Board of Directors other than reimbursement of reasonable expenses incurred in attending meetings. Officers are appointed by the Board of Directors and serve at the discretion of the Board. Messrs. Halpryn, Stein and Brumfield, the current executive officers of the Company, intend to devote approximately 20% of their time to the affairs of the Company.

KEY MAN INSURANCE

         The Company has obtained a $1,000,000 "key man" policy insuring the life of Mr. Halpryn. There can be no assurances that such "key man" insurance will be maintained at reasonable rates, if at all. The loss, incapacity or unavailability of Mr. Halpryn at the present time or in the foreseeable future, before a qualified replacement was obtained, could have a material, adverse effect on the Company's operations. See "Risk Factors" and "Certain Transactions."

CONFLICTS OF INTEREST

         None of the Company's key personnel are required to commit their full time to the affairs of the Company and, accordingly, such personnel may have conflicts of interest in allocating management time among various business activities. Messrs. Halpryn, Brumfield, Stein, Marshak and Dr. Dresnick (the "Principal Group Persons") intend to devote approximately 20% of their time to the affairs of the Company. Certain of these key personnel may in the future become affiliated with entities, including other "blank check" companies, engaged in business activities similar to those intended to be conducted by the Company.

         In the course of their other business activities, including private investment activities, the Principal Group Persons may become aware of investment and business opportunities which may be appropriate for presentation to the Company as well as the other entities with which they are affiliated. Such persons may have conflicts of interest in determining to which entity a particular business opportunity should be presented. In general, officers and directors of corporations incorporated under the laws of the State of Florida are required to present certain business opportunities to such corporations. Accordingly, as a result of multiple business affiliations, the Principal Group Persons may have similar legal obligations relating to presenting certain business opportunities to multiple entities. In addition, conflicts of interest may arise in connection with evaluations of a particular business opportunity by the Board of Directors with respect to the foregoing criteria. There can be no assurances that any of the foregoing conflicts will be resolved in favor of the Company. See "Proposed Business --'Blank Check' Offering -- Selection of an Acquired Business and Structuring of a Business Combination."

         In order to minimize potential conflicts of interest which may arise from multiple corporate affiliations, each of the Principal Group Persons have agreed that in the event any of the Principal Group Persons believes that a business combination opportunity would be appropriate to be considered by an entity other than the Company with which the Principal Group Person is affiliated (the "Other Entity") so long as this affiliation existed prior to November 30, 1995, then the Company will be presented with the business combination opportunity only after the Other Entity has determined not to pursue the business combination opportunity.

         To further minimize potential conflicts of interest, the Company shall not consider Business Combinations with entities owned or controlled by officers, directors, greater than 10% shareholders of the Company or any person who directly or indirectly controls, is controlled by or is under common control with the Company. The Company may consider Business Combinations with entities owned or controlled by persons other than those persons described above. There can be no assurances that any of the foregoing conflicts will be resolved in favor of the Company.

         Pursuant to an agreement among each of the Principal Group Persons and the Company, such persons will not actively negotiate for or otherwise consent to the disposition of any portion of their Common Stock as a condition to or in connection with a Business Combination. Further, the Company shall not borrow funds to be used directly or indirectly to (i) purchase any shares of the Company's Common Stock owned by management of the Company; or (ii) make payments to the Company's promoters, management or their affiliates or associates. Management of the Company will not (i) actively negotiate for or otherwise consent to the disposition of any portion of their Common Stock as a condition to or in connection with a Business Combination; or (ii) cause the Company to borrow funds to be used directly or indirectly to purchase any shares of the Company's Common Stock owned by management.

         In connection with a Business Combination, the Company shall not cause any securities of the Company to be sold by any officers, directors, greater than 10% shareholders or persons who may be deemed promoters of the Company without affording all shareholders of the Company a similar opportunity.

         There are currently no plans, proposals, understandings or arrangements with respect to the sale of additional securities of the Company to any persons during the period commencing with the closing of this offering and the identification by the Company of a Business Combination candidate.

         The Company shall not loan any of the Company's assets nor any interest income derived therefrom to any of the Company's officers, directors, greater than 10% shareholders or any person who directly or indirectly controls, is controlled by or is under common control with the Company.

EXPERIENCE OF MANAGEMENT

         In connection with any future stockholder vote relating to either approval of a Business Combination or the liquidation of the Company due to the failure of the Company to effect a Business Combination within 24 or 30 months, as the case may be, from the date of consummation of this offering, all of the officers and directors of the Company, who own in the aggregate approximately 30.7% of the Common Stock outstanding as March 10, 1997, agreed to vote their respective shares of Common Stock in accordance with the vote of the majority of the other stockholders of the Company with respect thereto to such liquidation. In addition, all of the present stockholders have, with respect to shares owned as of the date hereof, agreed to waive their respective rights to participate in any distribution relating to such a liquidation.

         Messrs. Brumfield and Marshak, an executive officer/director and director, respectively, of the Company have had certain experience relating to acquisitions of businesses. Other than with respect to Mr. Halpryn's and Dr. Dresnick's involvement with the FHH-Sterling Transaction, the Company's officers have no prior experience relating to the identification, evaluation and acquisition by a blank check company of an Acquired Business. It is anticipated that the Principal Group Persons are the only persons whose activities will be material to the operations of the Company pending the Company's identification and/or consummation of a Business Combination. Further, only Mr. Halpryn has ever been an officer, director or greater than 10% shareholder in any company which engaged in a blind pool/blank check offering of its securities.

         B.       Significant Employees.

                  None.

         C.       Family Relationships.

                  None.

         D.       Business Experience.

                  None.

         E.       Compliance with Section 16(a).

                  To the Company's knowledge, for the fiscal year ended December 31, 1996, and for the period ended March 10, 1997, no person who was a director, officer or beneficial owner of more than ten percent of the Company's outstanding Common Stock or any other person subject to Section 16 of the Securities Exchange Act of 1934 (the "Exchange Act") failed to file on a timely basis, reports required by Section 16(a) of the Exchange Act.

         F.       OTHER:  INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS.

                  There have been no events under any bankruptcy act, no criminal proceedings and no judgments or injunctions material to the evaluation of the ability and integrity of any executive officer during the past five years.

ITEM 10. EXECUTIVE COMPENSATION

         No executive officer has received any cash compensation from the Company since inception for services rendered. The Company's officers receive no compensation, including salaries, for serving as officers other than accountable reimbursement for any reasonable business expenses incurred in connection with activities on behalf of the Company. There are no agreements, agreements in principle or understandings with regard to compensation to be paid by the Company to any officer or director of the Company. The Escrow Fund (including any interest earned thereon) shall not be used to reimburse the Company's officers and directors for expenses incurred by such persons on behalf of the Company. No funds (including any interest earned thereon) will be disbursed from the Escrow Fund for reimbursement of expenses. Other than the foregoing, there is no limit on the amount of such reimbursable expenses, and there will be no review of the reasonableness of such expenses by anyone other than the Board of Directors, three of five members of which are officers. None of the Company's executive officers or directors or their respective affiliates will receive any consulting or finder's fees in connection with a Business Combination. Further, none of such persons will receive any other payments or assets, tangible or intangible, unless received by all other stockholders on a proportionate basis. See "Use of Proceeds" and "Certain Transactions."

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


         The following table sets forth information as of the date hereof and as adjusted to reflect the sale of the Shares offered hereby, based on information obtained from the persons named below, with respect to the beneficial ownership of shares of Common Stock by (i) each person known by the Company to be the owner of more than 5% of the outstanding shares of Common Stock; (ii) each director; and (iii) all officers and directors as a group:

                                               Amount and
                                               Nature of
Name and Address                               Beneficial                    Approximate Percentage
of Beneficial Owner                            Ownership(1)                  of Class(2)
-------------------                            ------------                  ----------------------

Glenn L. Halpryn (3)                             330,000                        13.0%
1428 Brickell Avenue
Suite 105
Miami, FL 33131

Stephen J. Dresnick, M.D.(4)                     160,000                         6.3%
6855 Red Road
Suite 400
Coral Gables, FL 33134

Ronald M. Stein                                  170,000                         6.7%
1428 Brickell Avenue
Suite 105
Miami, FL 33131

Andrew H. Marshak                                 60,000                         2.4%
1428 Brickell Avenue
Suite 105
Miami, FL 33131

Craig A. Brumfield                                60,000                         2.4%
1428 Brickell Avenue
Suite 105
Miami, FL 33131

All Officers and Directors                       780,000                        30.7%
   as a Group (5 persons)


----------

(1) Unless otherwise noted, all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them. No persons named in the table are acting as nominees for any persons or are otherwise under the control of any person or group of persons.
(2)      Assumes no exercise of the Underwriter Options.
(3)      Does not include shares of Common Stock owned by Ernest Halpryn, Glenn
         L. Halpryn' s father, of which Glenn L. Halpryn disclaims beneficial ownership.
(4) Represents 160,000 shares held by Kinserd Limited Partnership ("KLP"). Dr. Dresnick is the sole limited partner of KLP and the sole shareholder, sole director and an officer of Kinserd, Inc., the general partner of KLP.

         Messrs. Halpryn, Stein and Brumfield may be deemed to be "promoters" and "parents" of the Company, as such terms are defined under the federal securities laws.

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         For the fiscal year ended December 31, 1996, there were no material transactions between the Company and any of its officers and/or Directors which involved $60,000 or more.

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.

                  1.       Financial Statements begin on page F-1.

                  2.       Financial Statement Schedules are not required.

                  3.       Exhibits:

                           None.

                           (b)      Reports on Form 8-K.

                           1.       None


                      [This Space Intentionally Left Blank]

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                EMBASSY ACQUISITION CORP.


Date:  March 25, 1997                            By: /s/ Glenn L. Halpryn
                                                    ---------------------
                                                    Glenn L. Halpryn, President


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Date:  March 25, 1997                            By: /s/ Glenn L. Halpryn
                                                    ---------------------
                                                      Glenn L. Halpry , President, Director


Date:  March 25, 1997                            By: /s/ Craig A. Brumfield
                                                    -----------------------
                                                      Craig A. Brumfield, Vice President,
                                                      Treasurer, Principal Financial Officer
                                                      and Director


Date:  March 25, 1997                            By: /s/ Ronald M. Stein.
                                                    ---------------------
                                                      Ronald M. Stein, Vice President,
                                                      Secretary and Director


Date:  March 25, 1997                            By: /s/ Andrew H. Marshak
                                                    ----------------------
                                                      Andrew H. Marshak, Director


Date:  March 25, 1997                            By: /s/ Stephen J. Dresnick, M.D.
                                                    ------------------------------

                                                      Stephen J. Dresnick, M.D., Director


                          INDEX TO FINANCIAL STATEMENTS

Report of Independent Accountants .............................................   F-2

Balance Sheets as of December 31, 1995 and 1996 ...............................   F-3

Statement of Operations for the Year Ended December 31, 1996 and for the Period
     from November 30, 1995 (date of inception) to December 31,
     1996 .....................................................................   F-4

Statements of Changes in Stockholders' Equity for the Period from November 30,
     1995 (date of inception) to December 31, 1995 and for the Year Ended
     December 31, 1996 ........................................................   F-5

 Statements of Cash Flows for the Period from November 30, 1995 (date of inception) to December 31, 1995, for the Year Ended December 31, 1996 and
     for the Period from November 30, 1995 (date of inception) to December
     31,1996 ..................................................................   F-6

Notes to Financial Statements .................................................   F-7


REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors of
Embassy Acquisition Corp.


We have audited the accompanying balance sheets of Embassy Acquisition Corp. (a Florida Corporation in the development stage) as of December 31, 1996 and 1995, and the related statements of operations, changes in stockholders' equity and cash flows for the year ended December 31, 1996 and the related statements of changes in stockholders' equity and cash flows for the period from November 30, 1995 (date of inception) to December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Embassy Acquisition Corp. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the year ended December 31, 1996 and the period from November 30, 1995 (date of inception) to December 31, 1995, in conformity with generally accepted accounting principles.


                                                    /s/ Coopers & Lybrand L.L.P.


Miami, Florida
March 19, 1997

                            EMBASSY ACQUISITION CORP.
                        (A Development Stage Corporation)
                                 BALANCE SHEETS


                  ASSETS
                                                                  December 31, 1996      December 31, 1995
                                                                  -----------------      -----------------
CURRENT ASSETS:
     Cash and cash equivalents                                         $  763,965             $ 76,078
     Restricted cash and cash equivalents                               6,566,206                  --
     Accrued interest receivable                                            1,342                  --
                                                                       ----------             --------
          Total current assets                                          7,331,513               76,078
                                                                       ----------             --------
OTHER ASSETS:
     Deferred registration costs                                             --                 28,144
     Deferred tax assets                                                    8,472                 --
                                                                       ----------             --------
          Total other assets                                                8,472               28,144
                                                                       ----------             --------
          Total assets                                                 $7,339,985             $104,222
                                                                       ==========             ========
              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accrued expenses                                                  $    3,487               28,144
     Income taxes payable                                                  76,476                  --
                                                                       ----------             --------
          Total liabilities                                                79,963               28,144
                                                                       ----------             --------
COMMON STOCK SUBJECT TO REDEMPTION                                      7,260,022                  --

Commitments and contingencies

STOCKHOLDERS' EQUITY:
     Common stock, $.0001 par value, 100,000,000 shares
          authorized, 2,540,000 and 1,160,000 issued and outstanding
          at December 31, 1996 and December 31, 1995, respectively            --                   116
     Additional paid-in-capital                                               --                75,962
     Retained earnings accumulated during the development stage               --                   --
                                                                       ----------             --------
          Total stockholders' equity                                          --                76,078
                                                                       ----------             --------
          Total liabilities and stockholders' equity                   $7,339,985             $104,222
                                                                       ==========             ========


                 See accompanying notes to financial statements

                            EMBASSY ACQUISITION CORP.
                        (A Development Stage Corporation)
                             STATEMENT OF OPERATIONS



                                                   Year Ended
                                                December 31, 1996
                                             and for the Period from
                                                November 30, 1995
                                               (date of inception)
                                               to December 31, 1996
                                             -----------------------
OPERATING REVENUES                                $     --
                                                  ----------
OPERATING EXPENSES:
     General and administrative                       44,058
                                                  ----------
          Total operating expenses                    44,058
                                                  ----------
          Loss from operations                       (44,058)
                                                  ----------
Other income:
     Interest income                                 243,743
                                                  ----------
          Other income                               243,743
                                                  ----------

Income before income tax provision                   199,685

Income tax provision                                  68,004
                                                  ----------
Net income                                        $  131,681
                                                  ==========

Net income per share                              $     0.06
                                                  ==========
Weighted average common and common stock
     equivalent shares outstanding                 2,164,670
                                                  ==========


                 See accompanying notes to financial statements

                            EMBASSY ACQUISITION CORP.
                        (A Development Stage Corporation)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
 For the Period from November 30, 1995 (date of Inception) to December 31, 1995 and For the Year Ended December 31, 1996

                                                     Common Stock        Additional
                                                 -------------------      Paid-in       Retained
                                                 Shares       Amount       Capital       Earnings       Total
                                                 ------       ------     ----------     ---------       -----
Issuance of stock to
  original stockholders                         1,160,000      $116         $75,962      $    --    $   76,078
                                                ---------      ----      ----------      --------   ----------

BALANCE, December 31, 1995                      1,160,000       116          75,962           --        76,078

Issuance of stock to Public
  Stockholders in connection
  with initial public offering                  1,380,000       --              --            --           --

Net income                                            --        --              --        131,681      131,681

Amounts accruing to the
benefit of Public Stockholders                        --       (116)        (75,962)     (131,681)    (207,759)
                                                ---------      ----      ----------      --------   ----------

BALANCE, December 31, 1996                      2,540,000      $--       $      --       $    --    $      --
                                                =========      ====      ==========      ========   ==========



                 See accompanying notes to financial statements

                            EMBASSY ACQUISITION CORP.
                        (A Development Stage Corporation)
                            STATEMENTS OF CASH FLOWS


                                                                       For the Period From      For the Period From
                                                                         November 30, 1995        November 30, 1995
                                                  For the Year Ended   (date of inception) to  (date of inception) to
                                                   December 31, 1996     December 31, 1995        December 31, 1996
                                                  ------------------    ---------------------   ---------------------
Cash flows from operating activities:
   Net income                                        $   131,681              $  --               $   131,681
                                                     -----------              -------             -----------
   Adjustment to reconcile net income to
     net cash used in operating activities:
       Deferred income taxes                              (8,472)                --                    (8,472)
       Net interest on restricted cash and
         cash equivalents                               (243,743)                --                  (243,743)
       Changes in certain assets and liabilities:
         Accrued expenses                                  3,487                 --                     3,487
         Income taxes payable                             76,476                 --                    76,476
                                                     -----------              -------             -----------
         Net cash used in operating activities           (40,571)                --                   (40,571)
                                                     -----------              -------             -----------
Cash flows from investing activities:
  Increase in restricted cash
    and cash equivalents                              (6,323,805)                --                (6,323,805)
                                                     -----------              -------             -----------
         Net cash used in investing activities        (6,323,805)                --                (6,323,805)
                                                     -----------              -------             -----------
Cash flows from financing activities:
   Net proceeds from issue of common stock             7,052,263               76,078               7,128,341
                                                     -----------              -------             -----------
         Net cash provided by financing activities     7,052,263               76,078               7,128,341
                                                     -----------              -------             -----------
Net increase in cash and cash equivalents                687,887               76,078                 763,965

Cash and cash equivalents at beginning of period          76,078                 --                      --
                                                     -----------              -------             -----------

Cash and cash equivalents at end of period           $   763,965              $76,078             $   763,965
                                                     ===========              =======             ===========




                 See accompanying notes to financial statements

                            EMBASSY ACQUISITION CORP.
                        (A Development Stage Corporation)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1996

(1) ORGANIZATION:

Embassy Acquisition Corp. (the "Company") was incorporated in the State of Florida on November 30, 1995 for the purpose of raising capital and to seek to effect a merger, exchange of capital stock, asset acquisition or other similar business combination (a "Business Combination") with an operating business, which the Company believes has significant growth potential. The Company is currently in the development stage. On April 2, 1996, the Company's Registration Statement (the "Registration Statement") on Form SB-2 was declared effective by the U.S. Securities and Exchange Commission. Pursuant to the Registration Statement the Company, in its initial public offering of securities, offered and sold 1,380,000 shares of its common stock, $.0001 par value, at a purchase price of $6 per share (the "Offering"). Proceeds totaled $7,052,263, which was net of $1,227,737 in underwriting and other expenses (the "Net Proceeds").

In connection with the Offering, the Company sold to the managing underwriter (the "Underwriter") and its designees, for total consideration of $10, stock purchase options ("the "Underwriter Options") to purchase up to 120,000 shares of the Company's common stock at an exercise price of $7.80 per share. The Underwriter Options will be exercisable for a period of five years from the effective date of the Company's Registration Statement. The Company has also agreed to certain registration rights with respect to the shares underlying the Underwriter Options.

The Offering can be considered a "blind pool/blank check" offering which is characterized by an absence of substantive disclosures related to the use of the Net Proceeds of the Offering. Consequently, although substantially all of the Net Proceeds of the Offering are intended to be utilized to effect a Business Combination, the Net Proceeds are not being designated for a specific Business Combination at this time.

In accordance with the Offering, 90% of the Net Proceeds therefrom were placed in an interest bearing escrow account (the "Escrow Fund") subject to the earlier of (i) written notification by the Company of its need for all or substantially all of the Escrow Fund for the purpose of implementing a Business Combination,
(ii) the exercise by certain shareholders of the Redemption Offer, as hereinafter defined, or (iii) the expiration of no more than 30 months from the date of the Offering.

                            EMBASSY ACQUISITION CORP.
                        (A Development Stage Corporation)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1996


(1) ORGANIZATION (CONTINUED):

Amounts in the Escrow Fund, including interest earned thereon, are prohibited from being used for any purpose other than a Business Combination. Such amounts are included in restricted cash at December 31, 1996.

The Company, prior to the consummation of any Business Combination, will submit such transaction to the Company's stockholders for their approval. In the event, however, that the holders of 30% or more of the shares sold in the Offering which are outstanding (the "Public Stockholders") vote against approval on any Business Combination, the Company will not consummate such Business Combination. All of the officers and directors of the Company, who own in aggregate 30.7% of the common stock outstanding, have agreed to vote their respective shares of common stock in accordance with the vote of the Public Stockholders with respect to any such Business Combination.

At the time the Company seeks stockholder approval of any potential Business Combination, the Company will offer (the "Redemption Offer") to each of the Public Stockholders the right, for a specified period of time of not less than 20 days, to redeem all, but not a portion of, their shares of common stock at a per share price equal to the Company's liquidation value on the record date for determination of stockholders entitled to vote upon the proposal to approve such Business Combination (the "Record Date") divided by the number of shares held by all of the Public Stockholders. The Company's liquidation value will be equal to the Company's book value, as determined by the Company (the "Company's Liquidation Value"), calculated as of the Record Date. In no event, however, will the Company's Liquidation Value be less than the Escrow Fund, inclusive of any net income thereon. If holders of less than 30% of the shares held by the Public Stockholders elect to have their shares redeemed, the Company may, but will not be required to, proceed with such Business Combination. If the Company elects to so proceed, it will redeem shares, based upon the Company's Liquidation Value, from those Public Stockholders who affirmatively requested such redemption and who voted against the Business Combination. If the holders of 30% or more of the shares held by the Public Stockholders vote against approval of any potential Business Combination, the Company will not proceed with such Business Combination and will not redeem such shares. The Escrow Fund will be released to stockholders voting against a Business Combination only if such proposed Business Combination is consummated.

                            EMBASSY ACQUISITION CORP.
                        (A Development Stage Corporation)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1996


(1)  ORGANIZATION (CONTINUED):

As a result of its limited resources, the Company will, in all likelihood, have the ability to effect only a single Business Combination. Accordingly, the prospects for the Company's success will be entirely dependent upon the future performance of a single business.

The Company has not and will not receive any revenues, other than interest income, until, at the earliest, the consummation of a Business Combination. Although the Company believes that the Net Proceeds will be sufficient to effect a Business Combination, the Company has not yet identified any prospective business candidates. Accordingly, the Company cannot ascertain with any degree of certainty the capital requirements for any particular transaction. In the event that the Net Proceeds prove to be insufficient for purposes of effecting a Businesses Combination, the Company will be required to seek additional financing. In the event no Business Combination is identified, negotiations are incomplete or no Business Combination has been consummated, and all of the Net Proceeds other than the Escrow Fund have been expended, the Company currently has no plans or arrangements with respect to the possible acquisition of additional financing which may be required to continue the operations of the Company.

Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. In the event that the Company does not effect a Business Combination within 24 months (or in certain circumstances 30 months) from the date of the consummation of the Offering, the Company will submit to the stockholders a proposal to liquidate the Company. If the proposal is approved by a majority of the Public Stockholders, the Company will distribute to the Public Stockholders, in proportion to their respective equity interest in the Company, an aggregate sum equal to the Company's Liquidation Value.

                            EMBASSY ACQUISITION CORP.
                        (A Development Stage Corporation)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1996


(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Cash and Cash Equivalents - Cash and cash equivalents are defined as all highly liquid financial instruments with maturities of 90 days or less at the date of purchase. The Company maintains its cash and cash equivalents which consist principally of demand deposits and repurchase agreements with one financial institution.

Restricted Cash and Cash Equivalents - Ninety percent of the Net Proceeds were placed in the Escrow Fund. As of December 31, 1996, there was $6,566,206 in the Escrow Fund which was invested in United States government-backed short-term securities with maturities of 90 days or less at the date of purchase.

Common Stock Subject to Redemption - In the event that the Company does not successfully effect a Business Combination within 24 months (or in certain circumstances 30 months) from the date of consummation of the Offering, the Company will submit a proposal to liquidate the Company. If such proposal is approved, the Company will distribute the Company's Liquidation Value to the Public Stockholders. Since the Company may be required to refund all available equity to the Public Stockholders, such amounts have been classified in the accompanying balance sheet as common stock subject to redemption. Periodic changes in the Liquidation Value are reflected as adjustments to stockholders' equity.

Fair Value of Financial Instruments - The carrying amount of cash and cash equivalents, restricted cash and cash equivalents and accrued expenses approximate fair value due to the short maturities of these items.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

Net Income Per Share - Net income per share is calculated by dividing net income by the weighted average number of common and common equivalent shares outstanding during the period. Common stock subject to redemption is treated as common shares for purposes of calculating net income per share. Common equivalent shares consist of the Underwriter Options which are not considered in the calculation of net income per share since the impact of such is antidilutive.

Recent Accounting Pronouncements - In February 1997, Statement of Financial

                            EMBASSY ACQUISITION CORP.
                        (A Development Stage Corporation)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1996


(2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

Accounting Standards ("SFAS") No. 128, "Earnings Per Share" was issued. SFAS No. 128 establishes new standards for computing and presenting earnings per share ("EPS"). This statement replaces the presentation of primary EPS and will require a dual presentation of basic and diluted EPS. SFAS No. 128 is effective for financial statements issued for periods ended after December 15, 1997 and requires restatement of all prior-period EPS data presented. The Company has not yet determined the impact, if any, the adoption of SFAS No. 128 will have on the Company's financial statements.


(3)   COMMON STOCK:

The Company's Articles of Incorporation authorize the issuance of 100,000,000 shares of common stock. The Company's Board of Directors has the power to issue any or all of the authorized but unissued common stock without stockholder approval. The Company currently has no commitments to issue any shares of common stock; however, the Company will, in all likelihood, issue a substantial number of additional shares in connection with a Business Combination. To the extent that additional shares of common stock are issued, dilution of the interests of the Public Stockholders may occur.

(4)   RELATED PARTIES:

None of the Net Proceeds have been nor will be used to pay any compensation to the Company's officers or directors. In addition, no funds, including interest earned thereon, have been nor will be disbursed from the Escrow Fund for the reimbursement of expenses incurred on the Company's behalf by the Company's officers and directors.

Currently, the officers and directors and the other non-public stockholders own 30.7% and 15.0%, respectively, of the issued and outstanding shares of the Company's common stock.

                            EMBASSY ACQUISITION CORP.
                        (A Development Stage Corporation)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1996

(5)   INCOME TAXES:

The Company is a C Corporation under the provisions of the Internal Revenue Code and related state income tax statutes.

The components of the provision for income taxes for the year ended December 31, 1996 are as follows:

       Current Provision:
                Federal          $64,507
                State             11,969
                                 -------
                                  76,476
                                 -------
       Deferred Provision:
                Federal           (7,616)
                State               (856)
                                 -------
                                  (8,472)
                                 -------
                Total            $68,004
                                 =======

The following reconciles at the federal statutory rate with the effective rate for the year ended December 31, 1996:

       Federal statutory rate                      34.0%
       State taxes, net of federal effect           3.7
       Benefit of graduated tax rates              (3.6)
                                                   ----
       Effective tax rate                          34.1%
                                                   ====

At December 31, 1996, the Company had a deferred tax asset relating to amortization of organizational and start-up costs.