Form 10QSB
period 1997-03-31
EMBASSY ACQUISITION CORP
filed 1997-05-14
CIK 1006281

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-QSB

           [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

              For the Quarterly Period Ended March 31, 1997

           [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from _____ to _____
                         Commission File No. 0-27836


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


                      1428 Brickell Avenue, Suite 105
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

     As of March 31, 1997 the Company had a total of 2,540,000 shares (the "Shares") of Common Stock, par value $.0001 per share (the "Common Stock") outstanding. Additionally, as of such date Underwriter Options to purchase 120,000 shares of Common Stock (the "Underwriter Options") remain outstanding and unexercised. Each Underwriter Option entitles the holder thereof to purchase one share of Common Stock at a purchase price of $7.80 per share through April 1, 2001.

            Traditional Small Business Disclosure Format (check one)

                        Yes  X           No
                            ---             ---

                      DOCUMENTS INCORPORATED BY REFERENCE



                                      None




                                      (ii)

                           EMBASSY ACQUISITION CORP.
                                  FORM 10-QSB
                          QUARTER ENDED MARCH 31, 1997


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

FINANCIAL STATEMENTS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . F-1




                                     (iii)

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

         The unaudited, condensed financial statements included herein, commencing at page F-1, have been prepared in accordance with the requirements of Regulation S-B and supplementary financial information included herein, if any, has been prepared in accordance with Item 310(b) of Regulation S-B and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results for the year ending December 31, 1997.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         Embassy Acquisition Corp. (the "Company") was formed in November 1995 to seek to effect a merger, exchange of capital stock, asset acquisition or similar business combination (a "Business Combination") with an acquired business (an "Acquired Business"). In connection with its initial capitalization, the Company issued an aggregate of 1,160,000 shares of Common Stock to its officers, directors, and other shareholders for an aggregate sum of $76,078. On April 2, 1996, the Company's Registration Statement on Form SB-2 (the "Registration Statement") was declared effective by the U.S. Securities and Exchange Commission (the "SEC"). Pursuant to the Registration Statement, the Company, in its initial public offering of securities, offered and sold 1,380,000 shares of Common Stock, par value $.0001 per share, at a purchase price of $6.00 per share (the "Offering") and received net proceeds of approximately $7,052,300 after the payment of all expenses of the Offering (the "Net Proceeds"). In addition, the Company issued Underwriter Options to purchase 120,000 shares of Common Stock. The Offering was a "blank check" offering.

Liquidity and Capital Resources/Plan of Operation

         As of March 31, 1997 and December 31, 1996, the Company had cash and cash equivalents of $693,163 and $763,965, respectively and restricted cash and cash equivalents of $6,638,557 and $6,566,206, respectively. As of March 31, 1997 and December 31, 1996, the Company had total liabilities of $36,061 and $79,963, respectively and common stock subject to redemption of $7,305,443 and $7,260,022, respectively. 90% of the Net Proceeds ($7,052,300)
(the "Escrow Fund") were delivered to Fiduciary Trust International of the South, as Escrow Agent, to be held in escrow by such firm, until the earlier of
(i) written notification by the Company of its need for all or substantially all of the Escrow Fund for the purpose of implementing a Business Combination; or
(ii) the exercise by certain shareholders of the Redemption Offer (as defined in the Registration Statement). As of March 31, 1997, there was $6,638,557 (at market value) in the Escrow Fund. The Escrow Fund is currently invested in United States government-backed short-term securities.

         Other than the Escrow Fund, the Company, as of March 31, 1997, had $693,163 in cash and cash equivalents all of which was received from the initial capitalization and the Offering (other than interest income earned thereon) (the "Operating Funds"). The Company believes the Operating Funds will be sufficient for its cash requirements for at least the next twelve months.

         The Company's objective is to seek to effect a Business Combination with an Acquired Business, which the Company believes has growth potential.

         For the quarter ended March 31, 1997, the Company incurred $12,323 of operating expenses and derived interest income of $81,245.

         On May 6, 1997, the Company entered into a letter of intent with Orthodontix, Inc., a Florida corporation ("Orthodontix"), regarding a business combination of the Company or its wholly-owned subsidiary and Orthodontix, Inc. (the "Transaction").

         The intended principal business activity of Orthodontix is providing practice management services to orthodontic practices. Orthodontix has conducted no operations to date other than in connection with its agreements in principle to acquire certain assets, assume certain liabilities, and provide long-term management services to certain orthodontic practices (the "Practices") in exchange for cash and shares of common stock of Orthodontix (the "Practice Acquisitions").

         Under the terms of the letter of intent, upon the closing of the Transaction, each share, or right to receive a share, of common stock of Orthodontix (after giving effect to the closing of the Practice Acquisitions) would be converted into the right to receive one share, or right to receive a share, of common stock of the Company. Orthodontix has advised the Company that, at the closing of the Transaction, (i) the Practices will, in the aggregate, have generated gross revenue of no less than $20.0 million for the year ended December 31, 1996; and (ii) in connection with the Practice Acquisitions, Orthodontix shall deliver aggregate consideration of no more than $1.20 of value (consisting of up to 10% cash consideration and the remainder consideration in stock, which stock will be valued at the average of the closing bid and ask price of the Common Stock of the Company for the 15 trading days immediately preceding the closing of the Practice Acquisitions) for each $1.00 of gross revenue generated by each of the Practices for the year ended December 31, 1996. Based upon the price per share of the common stock of the Company as of May 6, 1997, at the closing of the Practice Acquisitions (assuming the Practice Acquisitions represent orthodontic practices totaling $20 million of revenue) and the Transaction, the Company would be obligated to issue approximately 2.8 million shares of Common Stock and expend up to approximately $2.5 million in consideration for the Transaction. The Company currently has outstanding 2,540,000 shares of Common Stock and warrants entitling the holder to purchase an additional 120,000 shares of Common Stock. The Transaction is contemplated to be tax-free to the Company and its shareholders. Upon effectiveness of the Transaction, the Company would change its name to "Orthodontix, Inc.," Stephen
J. Dresnick, M.D., a member of the Company's Board of Directors, President and Chief Executive Officer of Sterling Healthcare Group, Inc. and Vice Chairman of the Board of FPA Medical Management, Inc., would become Chairman of the Board of Directors of the surviving entity of the Transaction, three of the members of that Board of Directors would be appointed by Orthodontix and two of the members of that Board of Directors would be appointed by the Company.

         The closing of the Transaction is subject to, among other conditions, the execution of a definitive agreement by 5:00 p.m., EST on August 30, 1997 (unless that date is extended by mutual agreement of the parties), approval of the Transaction by the shareholders of the Company, Orthodontix, and each of the Practices, certain regulatory and third party approvals and consents, and the closing, simultaneously with the closing of the Transaction, of the Practice Acquisitions. There can be no assurance that the proposed Transaction will be consummated on these or any other terms.

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

         In order to minimize potential conflicts of interest which may arise from multiple corporate affiliations, each of the Company's officers and directors have agreed that, in the event any of them believes that a business combination opportunity would be appropriate to be considered by an entity other than the Company with which such officer or director is affiliated (the "Other Entity"), so long as this affiliation with the Other Entity existed prior to November 30, 1995, then the Company will be presented with the business combination opportunity only after the Other Entity has determined not to pursue such business combination opportunity.

                                    PART II

ITEM 1.  LEGAL PROCEEDINGS

         The Company is not a party to, nor is it aware of, any pending litigation to which it is a party or of which its property is subject.

ITEM 2.  CHANGES IN SECURITIES

               None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

               None.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         During the first quarter ended March 31, 1997, no matters were submitted to a vote of security holders of the Company through the solicitation of proxies or otherwise.

ITEM 5.  OTHER INFORMATION

               None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a)      Exhibits.

         27.       Financial Data Schedule

          (b)      Reports on Form 8-K.

                    (1) Report on Form 8-K dated May 6, 1997 regarding letter of intent with Orthodontix, Inc.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   EMBASSY ACQUISITION CORP.



Date: May 12, 1997                 By: /s/ Glenn L. Halpryn
                                       ----------------------------------------
                                       Glenn L. Halpryn, President





Date: May 12, 1997                 By: /s/ Craig A. Brumfield
                                       ----------------------------------------
                                       Craig A. Brumfield, Vice President,
                                       Treasurer, Principal Financial Officer
                                       and director

                              FINANCIAL STATEMENTS

                          INDEX TO FINANCIAL STATEMENTS



Balance Sheets as of March 31, 1997 and December 31, 1996 ...................   F-3

Statement of Operations for the Three Months Ended March 31, 1997
     and for the Period from November 30, 1995 (date of inception)
     to March 31, 1997 ......................................................   F-4

Statements of Cash Flows for the Three Months Ended March 31, 1997
     and the Period from November 30, 1995 (date of inception) to
     March 31, 1997 .........................................................   F-5

Notes to Financial Statements ...............................................   F-6



                            EMBASSY ACQUISITION CORP.
                        (A Development Stage Corporation)
                                 BALANCE SHEETS


                                 ASSETS
                                                                               March 31, 1997   December 31, 1996
                                                                               --------------   -----------------
                                                                                 (Unaudited)

CURRENT ASSETS:
     Cash and cash equivalents                                                   $  693,163      $  763,965
     Restricted cash and cash equivalents                                         6,638,557       6,566,206
     Accrued interest receivable                                                      1,312           1,342
                                                                                 ----------      ----------
          Total current assets                                                    7,333,032       7,331,513

Deferred tax assets                                                                   8,472           8,472
                                                                                 ----------      ----------

          Total assets                                                           $7,341,504      $7,339,985
                                                                                 ==========      ==========
              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accrued expenses                                                            $       83      $    3,487
     Income taxes payable                                                            35,978          76,476
                                                                                 ----------      ----------

          Total liabilities                                                          36,061          79,963
                                                                                 ----------      ----------

COMMON STOCK SUBJECT TO REDEMPTION                                                7,305,443       7,260,022

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Common stock, $.0001 par value, 100,000,000 shares
          authorized, 2,540,000 issued and outstanding at March 31,
          1997 and at December 31, 1996, respectively                                  --              --
     Retained earnings accumulated during the development stage                        --              --
                                                                                 ----------      ----------
          Total stockholders' equity                                                   --              --
                                                                                 ----------      ----------
          Total liabilities and stockholders' equity                             $7,341,504      $7,339,985
                                                                                 ==========      ==========


                 See accompanying notes to financial statements

                            EMBASSY ACQUISITION CORP.
                        (A Development Stage Corporation)
                             STATEMENT OF OPERATIONS

                                                                       For the Period from
                                                                        November 30, 1995
                                                   Three Months Ended  (date of inception)
                                                     March 31, 1997     to March 31, 1997
                                                   ------------------  -------------------
OPERATING REVENUES                                      $      --         $    --
                                                        ----------        ----------
OPERATING EXPENSES:
     General and administrative                             12,323            56,381
                                                        ----------        ----------
          Total operating expenses                          12,323            56,381
                                                        ----------        ----------

          Loss from operations                             (12,323)          (56,381)
                                                        ----------        ----------

Other income:
     Interest income                                        81,245           324,988
                                                        ----------        ----------
          Other income                                      81,245           324,988
                                                        ----------        ----------

Income before income tax provision                          68,922           268,607

Income tax provision                                        23,501            91,505
                                                        ----------        ----------
Net income                                              $   45,421        $  177,102
                                                        ==========        ==========


Net income per share                                    $     0.02
                                                        ==========

Weighted average common and common stock
     equivalent shares outstanding:                      2,540,000
                                                        ==========



                 See accompanying notes to financial statements

                            EMBASSY ACQUISITION CORP.
                        (A Development Stage Corporation)
                            STATEMENTS OF CASH FLOWS

                                                                                    For the Period From
                                                                                     November 30, 1995
                                                              For the Three Months  (date of inception)
                                                                  March 31, 1997     to March 31, 1997
                                                              --------------------  -------------------

Cash flows from operating activities:
   Net income                                                        $  45,421         $   177,102
                                                                     ---------         -----------
   Adjustment to reconcile net income to net cash used in
     operating activities:
       Deferred income taxes                                              --                (8,472)
       Net interest on restricted cash and cash equivalents            (81,245)           (324,988)
       Changes in certain assets and liabilities:
         Accrued interest receivable                                        30                  30
         Accrued expenses                                               (3,404)                 83
         Income taxes payable                                          (40,498)             35,978
                                                                     ---------         -----------
         Net cash used in operating activities                         (79,696)           (120,267)
                                                                     ---------         -----------

Cash flows from investing activities:
  Increase (decrease) in restricted cash and cash equivalents            8,894          (6,314,911)
                                                                     ---------         -----------
         Net cash provided by (used in) investing activities             8,894          (6,314,911)
                                                                     ---------         -----------

Cash flows from financing activities:
   Net proceeds from issue of common stock                                --             7,128,341
                                                                     ---------         -----------
         Net cash provided by financing activities                        --             7,128,341
                                                                     ---------         -----------

Net (decrease) increase in cash and cash equivalents                   (70,802)            693,163

Cash and cash equivalents at beginning of period                       763,965                --
                                                                     ---------         -----------
Cash and cash equivalents at end of period                           $ 693,163         $   693,163
                                                                     =========         ===========



                 See accompanying notes to financial statements

                           EMBASSY ACQUISITION CORP.
                        (A DEVELOPMENT STAGE CORPORATION)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                   (UNAUDITED)


(1) BASIS OF PRESENTATION:

The accompanying interim financial statements presented herein do not include all disclosures provided in the annual financial statements. These unaudited financial statements should be read in conjunction with the annual financial statements and the footnotes for the fiscal year ended on December 31, 1996 thereto contained in the Form 10-KSB of Embassy Acquisition Corp. (the "Company") as filed with the U.S. Securities and Exchange Commission on March 27, 1997.

In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the financial statements. The results of operations for the three months ending March 31, 1997 are not necessarily indicative of the results of operation to be expected for the full year.

(2)  ORGANIZATION:

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

                            EMBASSY ACQUISITION CORP.
                        (A DEVELOPMENT STAGE CORPORATION)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                   (UNAUDITED)

(2)   ORGANIZATION (CONTINUED):

exercise by certain shareholders of the Redemption Offer, as defined, or (iii) the expiration of no more than 30 months from the date of the Offering. Amounts in the Escrow Fund, including interest earned thereon, are prohibited from being used for any purpose other that a business combination. Such amounts are included in restricted cash and cash equivalents at March 31, 1997.

In the event that the Company does not successfully effect a business combination within 24 months (or in certain circumstances 30 months) from the date of the consummation of the Offering, the Company will submit a proposal to liquidate the Company. If such proposal is approved, the Company will distribute the Company's Liquidation Value, as defined, to the Public Stockholders. Since the Company may be required to refund all available equity to the Public Shareholders, such amounts have been classified in the accompanying balance sheet as common stock subject to redemption. Periodic changes in the Liquidation Value are reflected as adjustments to stockholders' equity.

(3)   SUBSEQUENT EVENT:

On May 6, 1997, the Company entered into a letter of intent with Orthodontix, Inc., a Florida corporation ("Orthodontix"), regarding a business combination of the Company or its wholly-owned subsidiary and Orthodontix, Inc. (the "Transaction").

The intended principal business activity of Orthodontix is providing practice management services to orthodontic practices. Orthodontix has conducted no operations to date other than in connection with its agreements in principle to acquire certain assets, assume certain liabilities, and provide long-term management services to certain orthodontic practices (the "Practices") in exchange for cash and shares of common stock of Orthodontix (the "Practice Acquisitions").

Under the terms of the letter of intent, upon the closing of the Transaction, each share, or right to receive a share, of common stock of Orthodontix (after giving effect to the closing of the Practice Acquisitions) would be converted into the right to receive one share, or right to receive a share, of common stock of the Company. Orthodontix has advised the Company that, at the closing of the Transaction, (i) the Practices will, in the aggregate, have generated gross revenue of no less than $20.0 million for the year ended December 31, 1996; and (ii) in connection with the Practice Acquisitions, Orthodontix shall deliver aggregate consideration of no more than $1.20 of value (consisting of up to 10% cash consideration and the remainder consideration in stock, which stock will be valued at the average of the closing bid and ask price of the Common Stock of the Company for the 15 trading days immediately preceding the closing of the Practice Acquisitions) for each $1.00 of gross revenue generated by each of the Practices for the year ended December 31, 1996. Based upon the price per share of the common stock of the Company as of May 6, 1997, at the closing of the Practice Acquisitions (assuming the Practice Acquisitions represent orthodontic practices totaling $20 million of revenue) and the Transaction, the Company would be obligated to issue approximately 2.8 million shares of Common Stock and expend up to approximately $2.5 million in consideration for the Transaction. The Company currently has outstanding 2,540,000 shares of Common Stock and warrants entitling the holder to purchase an additional 120,000 shares of Common Stock. The Transaction is contemplated to be tax-free to the Company and its shareholders. Upon effectiveness of the Transaction, the Company would change its name to "Orthodontix, Inc.," Stephen J. Dresnick, M.D., a member of the Company's Board of Directors, President and Chief Executive Officer of Sterling Healthcare Group, Inc. and Vice Chairman of the Board of FPA Medical Management, Inc., would become Chairman of the Board of Directors of the surviving entity of the Transaction, three of the members of that Board of Directors would be appointed by Orthodontix and two of the members of that Board of Directors would be appointed by the Company.

The closing of the Transaction is subject to, among other conditions, the execution of a definitive agreement by 5:00 p.m., EST on August 30, 1997 (unless that date is extended by mutual agreement of the parties), approval of the Transaction by the shareholders of the Company, Orthodontix, and each of the Practices, certain regulatory and third party approvals and consents, and the closing, simultaneously with the closing of the Transaction, of the Practice Acquisitions. There can be no assurance that the proposed Transaction will be consummated on these or any other terms.