Form 10QSB
period 1997-06-30
EMBASSY ACQUISITION CORP
filed 1997-08-12
CIK 1006281

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-QSB

           [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

              For the Quarterly Period Ended June 30, 1997

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

     As of June 30, 1997 the Company had a total of 2,540,000 shares (the "Shares") of Common Stock, par value $.0001 per share (the "Common Stock") outstanding. Additionally, as of such date Underwriter Options to purchase 120,000 shares of Common Stock (the "Underwriter Options") remain outstanding and unexercised. Each Underwriter Option entitles the holder thereof to purchase one share of Common Stock at a purchase price of $7.80 per share through April 1, 2001.

            Traditional Small Business Disclosure Format (check one)

                        Yes  X           No
                            ---             ---

                      DOCUMENTS INCORPORATED BY REFERENCE



                                      None




                                      (ii)

                           EMBASSY ACQUISITION CORP.
                                  FORM 10-QSB
                          QUARTER ENDED JUNE 30, 1997


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

FINANCIAL STATEMENTS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . F-1




                                     (iii)

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

         The unaudited, condensed financial statements included herein, commencing at page F-1, have been prepared in accordance with the requirements of Regulation S-B and supplementary financial information included herein, if any, has been prepared in accordance with Item 310(b) of Regulation S-B and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the three and six months ended June 30, 1997 are not necessarily indicative of the results for the year ending December 31, 1997.

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

Liquidity and Capital Resources/Plan of Operation

         As of June 30, 1997 and December 31, 1996, the Company had cash and cash equivalents of $663,555 and $763,965, respectively and restricted cash and cash equivalents of $6,716,268 and $6,566,206, respectively. As of June 30, 1997 and December 31, 1996, the Company had total liabilities of $52,408 and $79,963, respectively and common stock subject to redemption of $7,337,334 and $7,260,022, respectively. 90% of the Net Proceeds ($7,052,300)
(the "Escrow Fund") were delivered to Fiduciary Trust International of the South, as Escrow Agent, to be held in escrow by such firm, until the earlier of
(i) written notification by the Company of its need for all or substantially all of the Escrow Fund for the purpose of implementing a Business Combination; or
(ii) the exercise by certain shareholders of the Redemption Offer (as defined in the Registration Statement). As of June 30, 1997, there was 6,716,268 (at market value) in the Escrow Fund. The Escrow Fund is currently invested in United States government-backed short-term securities.

         Other than the Escrow Fund, the Company, as of June 30, 1997, had $663,555 in cash and cash equivalents all of which was received from the initial capitalization and the Offering (other than interest income earned thereon) (the "Operating Funds"). The Company believes the Operating Funds will be sufficient for its cash requirements for at least the next twelve months.

          For the three and six month periods ended June 30, 1997, the Company incurred $38,087 and $14,591 of operating expenses and derived interest income of $86,408 and $167,653, respectively as compared with the three and six month periods ended June 30, 1996 when the Company incurred $14,591 and $14,591 of operating expenses and derived interest income of $57,583 and $57,583.


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

         Under the terms of the letter of intent, upon the closing of the Transaction, each share, or right to receive a share, of common stock of Orthodontix (after giving effect to the closing of the Practice Acquisitions) would be converted into the right to receive one share, or right to receive a share, of common stock of the Company. Orthodontix has advised the Company that, at the closing of the Transaction, (i) the Practices will, in the aggregate, have generated gross revenue of no less than $20.0 million for the year ended December 31, 1996; and (ii) in connection with the Practice Acquisitions, Orthodontix shall deliver aggregate consideration of no more than $1.20 of value (consisting of up to 10% cash consideration and the remainder consideration in stock, which stock will be valued at the average of the closing bid and ask price of the Common Stock of the Company for the 15 trading days immediately preceding the closing of the Practice Acquisitions) for each $1.00 of gross revenue generated by each of the Practices for the year ended December 31, 1996. Based upon the price per share of the common stock of the Company as of May 6, 1997, at the closing of the Practice Acquisitions (assuming the Practice Acquisitions represent orthodontic practices totaling $20 million of revenue) and the Transaction, the Company would be obligated to issue approximately 2.8 million shares of Common Stock and expend up to approximately $2.5 million in consideration for the Transaction. The Company currently has outstanding 2,540,000 shares of Common Stock and options entitling the holder to purchase an additional 120,000 shares of Common Stock. The Transaction is contemplated to be tax-free to the Company and its shareholders. Upon effectiveness of the Transaction, the Company would change its name to "Orthodontix, Inc.," Stephen
J. Dresnick, M.D., a member of the Company's Board of Directors, President and Chief Executive Officer of Sterling Healthcare Group, Inc. and Vice Chairman of the Board of FPA Medical Management, Inc., would become Chairman of the Board of Directors of the surviving entity of the Transaction, three of the members of that Board of Directors would be appointed by Orthodontix and two of the members of that Board of Directors would be appointed by the Company.

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

               None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

               None.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         During the second quarter ended June 30, 1997, no matters were submitted to a vote of security holders of the Company through the solicitation of proxies or otherwise.

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



                                   EMBASSY ACQUISITION CORP.



Date: August 11, 1997              By: /s/ Glenn L. Halpryn
                                       ----------------------------------------
                                       Glenn L. Halpryn, President





Date: August 11, 1997              By: /s/ Craig A. Brumfield
                                       ----------------------------------------
                                       Craig A. Brumfield, Vice President,
                                       Treasurer, Principal Financial Officer
                                       and director

                              FINANCIAL STATEMENTS

                          INDEX TO FINANCIAL STATEMENTS



Balance Sheets as of June 30, 1997 and December 31, 1996 .................       F-3

Statement of Operations for the Three and Six Months Ended June 30, 1997
     and 1996 and for the Period from November 30, 1995 (date of inception)
     to June 30, 1997 .....................................................      F-4

Statements of Cash Flows for the Three and Six Months Ended June 30, 1997
     and 1996 and the Period from November 30, 1995 (date of inception) to
     June 30, 1997 ........................................................      F-5

Notes to Financial Statements .............................................   F-6 - F-9



                           EMBASSY ACQUISITION CORP.
                       (A Development Stage Corporation)
                                 BALANCE SHEETS


                                 ASSETS
                                                                         June 30, 1997   December 31, 1996
                                                                         -------------   ------------------
                                                                          (unaudited)
CURRENT ASSETS:
     Cash and cash equivalents                                            $  663,555          $  763,965
     Restricted cash and cash equivalents                                  6,716,268           6,566,206
     Accrued interest receivable                                               1,447               1,342
                                                                          ----------          ----------
          Total  current assets                                            7,381,270           7,331,513

Deferred tax assets                                                            8,472               8,472
                                                                          ----------          ----------

          Total assets                                                    $7,389,742          $7,339,985
                                                                          ==========          ==========

              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accrued expenses                                                     $       --          $    3,487
     Income taxes payable                                                     52,408              76,476
                                                                          ----------          ----------

          Total liabilities                                                   52,408              79,963

COMMON STOCK SUBJECT TO REDEMPTION                                         7,337,334           7,260,022

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Common stock, $.0001 par value, 100,000,000 shares
          authorized, 2,540,000 issued and outstanding at June 30,
          1997 and at December 31, 1996                                           --                  --
     Retained earnings accumulated during the development stage                   --                  --
          Total stockholders' equity                                              --                  --
                                                                          ----------          ----------

          Total liabilities and stockholders' equity                      $7,389,742          $7,339,985
                                                                          ==========          ==========


                 See accompanying notes to financial statements

                           EMBASSY ACQUISITION CORP.
                       (A Development Stage Corporation)
                            STATEMENTS OF OPERATIONS

                                                                                                                 For the Period from
                                                                                                                  November 30, 1995
                                     For the Three Months Ended June 30,   For the Six Months Ended June 30,     (date of inception)
                                             1997            1996                1997          1996               to June 30, 1997
                                          -----------     -----------        -----------    -----------          ------------------
                                                   (unaudited)                      (unaudited)                     (unaudited)
OPERATING REVENUES                        $        --   $        --        $        --    $       --                   $      --
                                          -----------   -----------        -----------    ----------                   ---------

OPERATING EXPENSES:
     General and administrative                38,087        14,591             50,410        14,591                      94,468
                                          -----------   -----------        -----------    ----------                   ---------
          Total operating expenses             38,087        14,591             50,410        14,591                      94,468
                                          -----------   -----------        -----------    ----------                   ---------

          Loss from operations                (38,087)      (14,591)           (50,410)      (14,591)                    (94,468)
                                          -----------   -----------        -----------    ----------                   ---------

Other income:
     Interest income                           86,408        57,583            167,653        57,583                     411,396
                                          -----------   -----------        -----------    ----------                   ---------
          Other income                         86,408        57,583            167,653        57,583                     411,396
                                          -----------   -----------        -----------    ----------                   ---------

Income before income tax provision             48,321        42,992            117,243        42,992                     316,928

Income tax provision                           16,430        16,178             39,931        16,178                     107,935
                                          -----------   -----------        -----------    ----------                   ---------

Net income                                $    31,891   $    26,814        $    77,312    $   26,814                   $ 208,993
                                          ===========   ===========        ===========    ==========                   =========


Net income per share                      $      0.01   $      0.01        $      0.03    $     0.01
=                                         ===========   ===========        ===========    ==========

Weighted average common and common stock
     equivalent shares outstanding:         2,542,560     2,418,681          2,541,280     1,789,341
                                          ===========   ===========        ===========    ==========



                 See accompanying notes to financial statements

                           EMBASSY ACQUISITION CORP.
                       (A Development Stage Corporation)
                            STATEMENTS OF CASH FLOWS

                                                                                                         For the Period From
                                                                                                         November 30, 1995
                                                                    For the Six Months Ended June 30,  (date of inception) to
                                                                       1997               1996              June 30, 1997
                                                                    ------------        ------------    ---------------------
                                                                            (unaudited)                      (unaudited)
Cash flows from operating activities:
   Net income                                                        $  77,312        $    26,814            $   208,993
   Adjustment to reconcile net income to net cash used in
     operating activities:
       Deferred income taxes                                                --                 --                 (8,472)
       Net interest on restricted cash and cash equivalents           (167,653)                --               (411,396)
       Changes in certain assets and liabilities:
         Accrued interest receivable                                      (105)            (1,729)                  (105)
         Accrued expenses                                               (3,487)                --                     --
         Income taxes payable                                          (24,068)            16,178                 52,408
                                                                     ---------        -----------            -----------

         Net cash (used in) provided by operating activities          (118,001)            41,263               (158,572)
                                                                     ---------        -----------            -----------

Cash flows from investing activities:
  Increase (decrease) in restricted cash and cash equivalents           17,591         (6,397,954)            (6,306,214)
                                                                     ---------        -----------            -----------

         Net cash provided by (used in) investing activities            17,591         (6,397,954)            (6,306,214)
                                                                     ---------        -----------            -----------

Cash flows from financing activities:
   Net proceeds from issue of common stock                                  --          7,052,263              7,128,341
                                                                     ---------        -----------            -----------

         Net cash provided by financing activities                          --          7,052,263              7,128,341
                                                                     ---------        -----------            -----------

Net (decrease) increase in cash and cash equivalents                  (100,410)           695,572                663,555

Cash and cash equivalents at beginning of period                       763,965             76,078                     --
                                                                     ---------        -----------            -----------

Cash and cash equivalents at end of period                           $ 663,555        $   771,650            $   663,555
                                                                     =========        ===========            ===========




                 See accompanying notes to financial statements

                           EMBASSY ACQUISITION CORP.
                       (A Development Stage Corporation)
                         NOTES TO FINANCIAL STATEMENTS
                                 June 30, 1997
                                  (Unaudited)



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

In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the financial statements. The results of operations for the three and six months ending June 30, 1997 are not necessarily indicative of the results of operation to be expected for the full year.

(2)  Organization:

On April 9, 1996, the Company sold to the public 1,380,000 shares of its common stock, including 180,000 shares purchased by the underwriter to cover overallotments, $0001 par value at a price of $6 per share (the "Offering"). Proceeds totaled $7,052,263, which was net of $1,226,300 in underwriting and other expenses.

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

In accordance with the Offering, 90% of the net proceeds therefrom were placed in an interest bearing escrow account (the "Escrow Fund") subject to the earlier of (i) written notification by the Company of its need for all or substantially all of the Escrow Fund for the purpose of implementing a business combination, (ii) the

                           EMBASSY ACQUISTION CORP.
                      (A Development Stage Corporation)
                        NOTES TO FINANCIAL STATEMENTS
                                June 30, 1997
                                 (Unaudited)




(2)   Organization (continued):

exercise by certain shareholders of the Redemption Offer, as defined, or (iii) the expiration of no more than 30 months from the date of the Offering. Amounts in the Escrow Fund, including interest earned thereon, are prohibited from being used for any purpose other that a business combination. Such amounts are included in restricted cash and cash equivalents at June 30, 1997.

In the event the Company does not successfully effect a business combination within 24 months (or in certain circumstances 30 months) from the date of the consummation of the Offering, the Company will submit a proposal to liquidate the Company. If such proposal is approved, the Company will distribute the Company's Liquidation Value, as defined, to the Public Stockholders. Since the Company may be required to refund all available equity to the Public Shareholders, such amounts have been classified in the accompanying balance sheet as common stock subject to redemption. Periodic changes in the Liquidation Value are reflected as adjustments to stockholders' equity.

(3)   Business Combination:

On May 6, 1997, the Company entered into a letter of intent with Orthodontix, Inc., a Florida corporation ("Orthodontix"), regarding a business combination of the Company or a newly formed wholly-owned subsidiary and Orthodontix, Inc. (the "Transaction").

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

Under the terms of the letter of intent, upon the closing of the Transaction, each share, or right to receive a share, of common stock of Orthodontix (after giving effect to the closing of the Practice Acquisitions) would be converted into the right to receive one share, or right to receive a share, of common stock of the Company. Orthodontix has advised the Company that, at the closing of the Transaction, (i) the

                           EMBASSY ACQUISITION CORP.
                       (A Development Stage Corporation)
                         NOTES TO FINANCIAL STATEMENTS
                                 June 30, 1997
                                  (Unaudited)



(3) Business Combination (continued):

Practices will, in the aggregate, have generated gross revenue of no less than $20.0 million for the year ended December 31,1996; and (ii) in connection with the Practice Acquisitions, Orthodontix shall deliver aggregate consideration of no more than $1.20 of value (consisting of up to 10% cash consideration and the remainder consideration in stock, which stock will be valued at the average of the closing bid and ask price of the Common Stock of the Company for the 15 trading days immediately preceding the closing of the Practice Acquisitions) for each $1.00 of gross revenue generated by each of the Practices for the year ended December 31, 1996. Based upon the price per share of the common stock of the Company as of May 6, 1997, at the closing of the Practice Acquisitions (assuming the Practice Acquisitions represent orthodontic practices totaling $20 million of revenue) and the Transaction, the Company would be obligated to issue approximately 2.8 million shares of Common Stock and expend up to approximately $2.5 million in consideration for the Transaction. The Company currently has outstanding 2,540,000 shares of Common Stock and Underwriter Options entitling the holder to purchase an additional 120,000 shares of Common Stock. The Transaction is contemplated to be tax-free to the Company and its shareholders. Upon effectiveness of the Transaction, the Company would change its name to "Orthodontix, Inc.," Stephen J. Dresnick, M.D., a member of the Company's Board of Directors, President and Chief Executive Officer of Sterling Healthcare Group, Inc., and Vice Chairman of the Board of FPA Medical Management Inc., would become Chairman of the Board of Directors of the surviving entity of the Transaction, three of the members of that Board of Directors would be appointed by Orthodontix and two of the members of that Board of Directors would be appointed by the Company.

The closing of the Transaction is subject to, among other conditions, the execution of a definitive agreement by 5:00 p.m., EST on August 30, 1997 (unless that date is extended by mutual agreement of the parties), approval of the Transaction by the shareholders of the Company, Orthodontix, and each of the Practices, certain regulatory and third party approvals and consents, and the closing, simultaneously with the closing of the Transaction, of the Practice Acquisitions. There can be no assurances that the proposed Transaction will be consummated on these or any other terms.

                           EMBASSY ACQUISITION CORP.
                       (A Development Stage Corporation)
                         NOTES TO FINANCIAL STATEMENTS
                                 June 30, 1997
                                  (Unaudited)


(4)   Recent Accounting Pronouncements:

In February 1997, Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share" was issued. SFAS No. 128 establishes new standards for computing and presenting earnings per share ("EPS"). This statement replaces the presentation of primary EPS and will require a dual presentation of basic and diluted EPS. SFAS No. 128 is effective for financial statements issued for periods ended after December 31, 1997 and requires restatement of all prior-period EPS data presented. The Company does not believe the adoption of SFAS No. 128 will have a material impact on the Company's financial statements when adopted.