Form 10QSB
period 1997-09-30
EMBASSY ACQUISITION CORP
filed 1997-11-14
CIK 1006281

                      U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                For the Quarterly Period Ended September 30, 1997


                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the transition period from _____ to _____


                           Commission File No. 0-27836


                            EMBASSY ACQUISITION CORP.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


                    FLORIDA                             65-0643773
         ------------------------------              -------------------
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


        ----------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ---   ---

         As of September 30, 1997 the Company had a total of 2,540,000 shares (the "Shares") of Common Stock, par value $.0001 per share (the "Common Stock") outstanding. Additionally, as of such date Underwriter Options to purchase 120,000 shares of Common Stock (the "Underwriter Options") remain outstanding and unexercised. Each Underwriter Option entitles the holder thereof to purchase one share of Common Stock at a purchase price of $7.80 per share through April 1, 2001.

         Traditional Small Business Disclosure Format (check one) Yes X   No
                                                                     ---    ---

         DOCUMENTS INCORPORATED BY REFERENCE              None


                                      (ii)

                            EMBASSY ACQUISITION CORP.
                                   FORM 10-QSB
                        QUARTER ENDED SEPTEMBER 30, 1997


                                TABLE OF CONTENTS

PART I ...........................................................................................   1

         ITEM 1.  FINANCIAL STATEMENTS ...........................................................   1

         ITEM 2.  MANAGEMENT'S DISCUSSION AND
                  ANALYSIS OR PLAN OF OPERATION ..................................................   1

PART II ..........................................................................................   4

         ITEM 1.  LEGAL PROCEEDINGS ..............................................................   4

         ITEM 2.  CHANGES IN SECURITIES ..........................................................   4

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES ................................................   5

         ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS ..............................   5

         ITEM 5.  OTHER INFORMATION ..............................................................   5

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K ...............................................   5

SIGNATURES .......................................................................................   6

FINANCIAL STATEMENTS .............................................................................  F-1




                                      (iii)

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

          The unaudited, condensed financial statements included herein, commencing at page F-1, have been prepared in accordance with the requirements of Regulation S-B and supplementary financial information included herein, if any, has been prepared in accordance with Item 310(b) of Regulation S-B and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the three and nine months ended September 30, 1997 are not necessarily indicative of the results for the year ending December 31, 1997.

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

Liquidity and Capital Resources/Plan of Operation

          As of September 30, 1997 and December 31, 1996, the Company had cash and cash equivalents of $655,033 and $763,965, respectively, and restricted cash and cash equivalents of $6,800,767 and $6,566,206, respectively. As of September 30, 1997 and December 31, 1996, the Company had total liabilities of $77,748 and $79,963, respectively, and common stock subject to redemption of $7,386,524 and $7,260,022, respectively. 90% of the Net Proceeds ($6,347,070) (the "Escrow Fund") were delivered to Fiduciary Trust International of the South, as Escrow Agent, to be held in escrow by such firm, until the earlier of (i) written notification by the Company of its need for all or substantially all of the Escrow Fund for the purpose of implementing a Business Combination; or (ii) the exercise by certain shareholders of the Redemption Offer (as defined in the Registration Statement). As of September 30, 1997, there was $6,800,767 (at market value) in the Escrow Fund. The Escrow Fund is currently invested in United States government-backed short-term securities.

         Other than the Escrow Fund, the Company, as of September 30, 1997, had $655,033 in cash and cash equivalents all of which was received from the initial capitalization and the Offering (other than interest income earned thereon) (the "Operating Funds"). The Company believes the Operating Funds will be sufficient for its cash requirements for at least the next twelve months.

         For the three and nine month periods ended September 30, 1997, the Company incurred $16,609 and $67,019, respectively, of operating expenses and derived interest income of $91,140 and $258,793, respectively, as compared with the three and nine month periods ended September 30, 1996 when the Company incurred $11,655 and $26,247, respectively, of operating expenses and derived interest income of $58,517 and $116,100, respectively.

         On May 6, 1997, the Company entered into a Letter of Intent with Orthodontix, Inc., (the "Letter of Intent") a Florida corporation ("Orthodontix"), regarding a business combination of the Company or its wholly-owned subsidiary and Orthodontix, Inc. (the "Transaction"). The intended principal business activity of Orthodontix is providing practice management services to orthodontic practices. Orthodontix has conducted no operations to date other than in connection with its agreements in principle to acquire certain assets, assume certain liabilities, and provide long-term management services to certain orthodontic practices (the "Practices") in exchange for cash and shares of common stock (the "Practice Acquisitions").

         On August 29, 1997, the Company and Orthodontix amended the terms of the Letter of Intent to provide that either party can terminate the Letter of Intent if a definitive agreement had not been executed by October 30, 1997. The Letter of Intent had previously provided that either party could terminate the Letter of Intent if a definitive agreement regarding the Transaction had not been executed by August 30, 1997. As of October 30, 1997, the Company and Orthodontix entered into an Agreement and Plan of Merger and Reorganization (the "Agreement") regarding the Transaction. Pursuant to the Agreement, the parties shall engage in the Transaction, which at the closing of the Transaction (the "Closing") will result in Orthodontix becoming a wholly owned subsidiary corporation of the Company in exchange for that number of shares of Common Stock of the Company (the "Merger Stock") representing approximately 56% of the Company's outstanding shares of Common Stock after giving effect to the Transaction but without giving to any options or warrants to acquire shares of Common Stock which are contemplated to be outstanding at the Closing. The actual number of shares to be issued in connection with the Transaction is subject , in part, to the average of the closing bid and ask price, as reported on the OTC Electronic Bulletin Board or similar quotation board of the Company's shares of Common Stock for the 15 trading days immediately preceding the date of the Closing (the "Share Value").

         Pursuant to the terms of the Agreement, the recipients of 1,300,000 shares of the Merger Stock (approximately 23% of the Company's outstanding shares of Common Stock after giving effect to the Transaction, assuming an Embassy Share Value of $8.00 per share) and the shares of Merger Stock to be issued in connection with the Practice Acquisitions (approximately 33% of Embassy's outstanding shares of Common Stock after giving effect to the Transaction assuming an Embassy Share Value of $8.00 per share), respectively, have agreed, for a period of 15 months and six months, respectively, from the date of the Closing, not to make any offer, sale or disposition of any of the Merger Stock to be issued to them in connection with the Transaction. The Transaction is contemplated to be tax-free to the Company and its shareholders.

         Based on information received from Orthodontix, at the Closing, Orthodontix shall provide practice management services to approximately 24 orthodontic practices, which practices generate gross revenue of approximately $16 million annually.

         The Closing is subject to, among other conditions, the closing of the Transaction by April 1, 1998 (unless that date is extended by mutual agreement of the parties), approval of the Transaction by the shareholders of the Company and Orthodontix, certain regulatory and third party approvals and consents, and the closing of the Practice Acquisitions. There can be no assurance that the proposed Transaction will be consummated on these or any other terms.

         Based upon the price per share of the common stock of the Company as of October 30, 1997, at the closing of the Practice Acquisitions (assuming the Practice Acquisitions represent orthodontic practices totaling $16 million of revenue) and the Transaction, the Company would be obligated to issue approximately 3.3 million shares of Common Stock and expend up to approximately $3.0 million in consideration for the Transaction. The Company currently has outstanding 2,540,000 shares of Common Stock and options entitling the holder to purchase an additional 120,000 shares of Common Stock. Upon effectiveness of the Transaction, the Company would change its name to "Orthodontix, Inc.," Stephen
J. Dresnick, M.D., a member of the Company's Board of Directors, President and Chief Executive Officer of Sterling Healthcare Group, Inc. and Vice Chairman of the Board of FPA Medical Management, Inc. and Glenn Halpryn, Chairman of the Company would continue to be members of the Board of Directors of the Company with Dr. Dresnick assuming the role of Chairman of the Company. There can be no assurance that the proposed Transaction will be consummated on these or any other terms.

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

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         During the third quarter ended September 30, 1997, no matters were submitted to a vote of security holders of the Company through the solicitation of proxies or otherwise.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits.

                  27.  Financial Data Schedule

         (b)      Reports on Form 8-K

                  Current Report on Form 8-K dated November 7, 1997 regarding the Transaction.

                                   SIGNATURES


         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       EMBASSY ACQUISITION CORP.



Date: November 11, 1997                By: /s/ Glenn L. Halpryn
                                          --------------------------------------
                                          Glenn L. Halpryn, President


Date: November 11, 1997                By: /s/ Craig A. Brumfield
                                          --------------------------------------
                                          Craig A. Brumfield, Vice President,
                                          Treasurer, Principal Financial Officer
                                          and director

                              FINANCIAL STATEMENTS


Balance Sheets as of September 30, 1997 and December 31, 1996............................................   F-2

Statement of Operations for the Three and Nine Months Ended September 30, 1997
     and 1996 and for the Period from November 30, 1995 (date of inception)
     to September 30, 1997...............................................................................   F-3

Statements of Cash Flows for the Three and Nine Months Ended September 30, 1997
     and 1996 and the Period from November 30, 1995 (date of inception) to
     September 30, 1997..................................................................................   F-4

Notes to Financial Statements ....................................................................... F-5 - F-8




                           EMBASSY ACQUISITION CORP.
                       (A Development Stage Corporation)
                                 BALANCE SHEETS


                                                                                 September 30, 1997  December 31, 1996
                                                                                 ------------------  -----------------
                                                                                    (unaudited)
                                     ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                       $  655,033         $  763,965
     Restricted cash and cash equivalents                                             6,800,767          6,566,206
     Accrued interest receivable                                                             --              1,342
                                                                                     ----------         ----------
          Total  current assets                                                       7,455,800          7,331,513

Deferred tax assets                                                                       8,472              8,472
                                                                                     ----------         ----------
          Total assets                                                               $7,464,272         $7,339,985
                                                                                     ==========         ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accrued expenses                                                                $       --         $    3,487
     Income taxes payable                                                                77,748             76,476
                                                                                     ----------         ----------
          Total liabilities                                                              77,748             79,963

COMMON STOCK SUBJECT TO REDEMPTION                                                    7,386,524          7,260,022

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Common stock, $.0001 par value, 100,000,000 shares
          authorized, 2,540,000 issued and outstanding at September 30,
          1997 and at December 31, 1996                                                      --                 --
     Retained earnings accumulated during the development stage                              --                 --
          Total stockholders' equity                                                         --                 --
                                                                                     ----------         ----------
          Total liabilities and stockholders' equity                                 $7,464,272         $7,339,985
                                                                                     ==========         ==========


                 See accompanying notes to financial statements

                            EMBASSY ACQUISITION CORP.
                        (A Development Stage Corporation)
                            STATEMENTS OF OPERATIONS

                                                                                                               For the Period from
                                                 For the Three Months Ended       For the Nine Months Ended     November 30, 1995
                                                        September 30,                    September 30,       (date of inception) to
                                                    1997              1996          1997          1996         September 30, 1997
                                                -----------       -----------   -----------    -----------    ---------------------
                                                        (unaudited)                      (unaudited)                (unaudited)

OPERATING REVENUES                              $        --       $        --   $        --     $        --          $      --
                                                -----------       -----------   -----------     -----------          ---------

OPERATING EXPENSES:
     General and administrative                      16,609            11,655        67,019          26,247            111,077
                                                -----------       -----------   -----------     -----------          ---------
          Total operating expenses                   16,609            11,655        67,019          26,247            111,077
                                                -----------       -----------   -----------     -----------          ---------

          Loss from operations                      (16,609)          (11,655)      (67,019)        (26,247)          (111,077)
                                                -----------       -----------   -----------     -----------          ---------

Other income:
     Interest income                                 91,140            58,517       258,793         116,100            502,536
                                                -----------       -----------   -----------     -----------          ---------
          Other income                               91,140            58,517       258,793         116,100            502,536
                                                -----------       -----------   -----------     -----------          ---------

Income before income tax provision                   74,531            46,862       191,774          89,853            391,459

Income tax provision                                 25,340            17,620        65,271          33,798            133,275
                                                -----------       -----------   -----------     -----------          ---------

Net income                                      $    49,191       $    29,242   $   126,503     $    56,055          $ 258,184
                                                ===========       ===========   ===========     ===========          =========
Net income per share                            $      0.02       $      0.01   $      0.05     $      0.03
                                                ===========       ===========   ===========     ===========
Weighted average common and common stock
     equivalent shares outstanding:               2,540,000         2,540,000     2,540,000       2,039,560
                                                ===========       ===========   ===========     ===========



                 See accompanying notes to financial statements

                           EMBASSY ACQUISITION CORP.
                       (A Development Stage Corporation)
                            STATEMENTS OF CASH FLOWS

                                                                                                   For the Period From
                                                                For the Nine Months Ended           November 30, 1995
                                                                     September 30,                (date of inception) to
                                                                  1997           1996               September 30, 1997
                                                               -----------    -----------           ------------------
                                                               (unaudited)                               (unaudited)
Cash flows from operating activities:
   Net income                                                  $   126,503    $    56,055               $   258,184
   Adjustment to reconcile net income to net cash used in
    operating activities:
       Deferred income taxes                                            --             --                    (8,472)
       Net interest on restricted cash and cash equivalents       (258,794)      (116,100)                 (502,537)
       Changes in certain assets and liabilities:
         Accrued interest receivable                                 1,342         (1,461)                    1,342
         Accrued expenses                                           (3,487)           246                        --
         Income taxes payable                                        1,272         33,798                    77,748
                                                               -----------    -----------               -----------

         Net cash used in operating activities                    (133,164)       (27,462)                 (173,735)
                                                               -----------    -----------               -----------
Cash flows from investing activities:
  Increase (decrease) in restricted cash and cash
   equivalents                                                      24,232     (6,331,602)               (6,299,573)
                                                               -----------    -----------               -----------

         Net cash provided by (used in) investing activities        24,232     (6,331,602)               (6,299,573)
                                                               -----------    -----------               -----------

Cash flows from financing activities:
   Net proceeds from issue of common stock                              --      7,052,263                 7,128,341
                                                               -----------    -----------               -----------

         Net cash provided by financing activities                      --      7,052,263                 7,128,341
                                                               -----------    -----------               -----------

Net (decrease) increase in cash and cash equivalents              (108,932)       693,199                   655,033

Cash and cash equivalents at beginning of period                   763,965         76,078                        --
                                                               -----------    -----------               -----------

Cash and cash equivalents at end of period                     $   655,033    $   769,277               $   655,033
                                                               ===========    ===========               ===========





                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                           EMBASSY ACQUISITION CORP.
                       (A DEVELOPMENT STAGE CORPORATION)
                         NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                  (UNAUDITED)


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

In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the financial statements. The results of operations for the three and nine months ending September 30, 1997 are not necessarily indicative of the results of operation to be expected for the full year.

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

                            EMBASSY ACQUISITION CORP.
                        (A DEVELOPMENT STAGE CORPORATION)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                   (UNAUDITED)



(2)   ORGANIZATION (CONTINUED):

exercise by certain shareholders of the Redemption Offer, as defined, or (iii) the expiration of no more than 30 months from the date of the Offering. Amounts in the Escrow Fund, including interest earned thereon, are prohibited from being used for any purpose other that a business combination. Such amounts are included in restricted cash and cash equivalents at September 30, 1997.

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

(3)   BUSINESS COMBINATION:

On May 6, 1997, the Company entered into a letter of intent with Orthodontix, Inc., a Florida corporation ("Orthodontix"), regarding a business combination of the Company or a newly formed wholly-owned subsidiary and Orthodontix, Inc. (the "Transaction"). The intended principal business activity of Orthodontix is providing practice management services to orthodontic practices. Orthodontix has conducted no operations to date other than in connection with its agreements to acquire certain assets, assume certain liabilities, and provide long-term management services to certain orthodontic practices (the "Practices") in exchange for cash and shares of common stock (the "Practice Acquisitions").

On August 29, 1997, the Company and Orthodontix amended the terms of the Letter of Intent to provide that either party can terminate the Letter of Intent if a definitive agreement had not been executed by October 30, 1997. The Letter of Intent had previously provided that either party could terminate the Letter of Intent if a definitive agreement regarding the Transaction had not been executed by August 30, 1997. As of October 30, 1997, the Company and Orthodontix entered into an Agreement and Plan of Merger and Reorganization (the "Agreement") regarding the Transaction. Pursuant to the Agreement, the parties shall engage in

                           EMBASSY ACQUISITION CORP.
                       (A DEVELOPMENT STAGE CORPORATION)
                         NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                  (UNAUDITED)



(3) BUSINESS COMBINATION (CONTINUED):

the Transaction, which at the closing of the Transaction (the "Closing") will result in Orthodontix becoming a wholly owned subsidiary corporation of the Company in exchange for that number of shares of Common Stock of the Company (the "Merger Stock") representing approximately 56% of the Company's outstanding shares of Common Stock after giving effect to the Transaction but without giving to any options or warrants to acquire shares of Common Stock which are contemplated to be outstanding at the Closing. The actual number of shares to be issued in connection with the Transaction is subject, in part, to the average of the closing bid and ask price, as reported on the OTC Electronic Bulletin Board or similar quotation board of the Company's shares of Common Stock for the 15 trading days immediately preceding the date of the Closing (the "Share Value").

Pursuant to the terms of the Agreement, the recipients of 1,300,000 shares of the Merger Stock (approximately 23% of the Company's outstanding shares of Common Stock after giving effect to the Transaction, assuming an Embassy Share Value of $8.00 per share) and the shares of Merger Stock to be issued in connection with the Practice Acquisitions (approximately 33% of Embassy's outstanding shares of Common Stock after giving effect to the Transaction assuming an Embassy Share Value of $8.00 per share), respectively, have agreed, for a period of 15 months and six months, respectively, from the date of the Closing, not to make any offer, sale or disposition of any of the Merger Stock to be issued to them in connection with the Transaction. The Transaction is contemplated to be tax-free to the Company and its shareholders.

Based on information received from Orthodontix, at the Closing, Orthodontix shall provide practice management services to approximately 24 orthodontic practices, which practices generate gross revenue of approximately $16 million annually.

The Closing is subject to, among other conditions, the closing of the Transaction by April 1, 1998 (unless that date is extended by mutual agreement of the parties), approval of the Transaction by the shareholders of the Company and Orthodontix, certain regulatory and third party approvals and consents, and the closing of the Practice Acquisitions. There can be no assurance that the proposed Transaction will be consummated on these or any other terms.

                           EMBASSY ACQUISITION CORP.
                       (A DEVELOPMENT STAGE CORPORATION)
                         NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                  (UNAUDITED)



Based upon the price per share of the common stock of the Company as of October 30, 1997, at the closing of the Practice Acquisitions (assuming the Practice Acquisitions represent orthodontic practices totaling $16 million of revenue) and the Transaction, the Company would be obligated to issue approximately 3.3 million shares of Common Stock and expend up to approximately $3.0 million in consideration for the Transaction. The Company currently has outstanding 2,540,000 shares of Common Stock and warrants entitling the holder to purchase an additional 120,000 shares of Common Stock. Upon effectiveness of the Transaction, the Company will change its name to "Orthodontix, Inc.," Stephen J. Dresnick, M.D., a member of the Company's Board of Directors, President and Chief Executive Officer of Sterling Healthcare Group, Inc. and Vice Chairman of the Board of FPA Medical Management, Inc. and Glenn Halpryn, Chairman of the Company would continue to be members of the Board of Directors of the Company with Dr. Dresnick assuming the role of Chairman of the Company. There can be no assurance that the proposed Transaction will be consummated on these or any other terms.

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