Form 10KSB40
period 1997-12-31
EMBASSY ACQUISITION CORP
filed 1998-03-31
CIK 1006281

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934

                      FOR THE YEAR ENDED DECEMBER 31, 1997

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number: 0-27836

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


                         1428 Brickell Avenue, Suite 105
                              Miami, Florida 33131
                                 (305) 374-6700
       -------------------------------------------------------------------
       (Address of Principal Executive Offices, Zip Code; Telephone Number
                              Including Area Code)

Securities registered under Section 12(b) of the Exchange Act: None
Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $.0001 per share

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]
No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for its most recent fiscal year: $0

The aggregate market value of the voting stock held by non-affiliates computed by reference to the average bid and ask price of such common equity as of March 25, 1998: 1,760,000 shares of common stock, par value $.0001 per share, at $8.75 per share, or $15,400,000.

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

         ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS:
Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS:

Number of shares outstanding of each of the issuer's classes of common equity, as of March 25, 1998: 2,540,000 shares of common stock, par value $.0001 per share.

                      DOCUMENTS INCORPORATED BY REFERENCE:

None.

Transitional Small Business Disclosure Format (check one): Yes [ ]    No [X]

                            EMBASSY ACQUISITION CORP.

                                   FORM 10-KSB
                          YEAR ENDED DECEMBER 31, 1997

                                TABLE OF CONTENTS

PART I  ..........................................................................................................1
         Item 1.  Description of Business.........................................................................1
         Item 2.  Description of Property.........................................................................7
         Item 3.  Legal Proceedings...............................................................................8
         Item 4.  Submission of Matters to a Vote of Security Holders.............................................8

PART II  .........................................................................................................9
         Item 5.  Market for Common Equity and Related Stockholder Matters........................................9
         Item 6.  Management's Discussion and Analysis or Plan of Operation.......................................9
         Item 7.  Financial Statements...........................................................................11
         Item 8.  Changes in And Disagreements With Accountants on
                  Accounting And Financial Disclosure............................................................11

PART III ........................................................................................................12
         Item 9.  Directors, Executive Officers, Promoters and Control Persons;
                  Compliance with Section 16(a) of The Exchange Act..............................................12
         Item 10. Executive Compensation.........................................................................16
         Item 11. Security Ownership of Certain Beneficial Owners And Management.................................16
         Item 12. Certain Relationships and Related Transactions.................................................17
         Item 13. Exhibits and Reports on Form 8-K...............................................................17

FINANCIAL STATEMENTS............................................................................................F-1

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL
-------

         Embassy Acquisition Corp. (the "Company") was formed in November 1995 to seek to effect a merger, exchange of capital stock, asset acquisition or other similar business combination (a "Business Combination") with an acquired business (an "Acquired Business"). In connection with its initial capitalization, the Company issued 1,160,000 shares of its Common Stock, par value $.0001 per share (the "Common Stock") to its officers, directors, and other stockholders for an aggregate sum of $76,078. On April 2, 1996, the Company's Registration Statement on Form SB-2 (the "Registration Statement") was declared effective by the U.S. Securities and Exchange Commission (the "SEC"). Pursuant to the Registration Statement, the Company, in its initial public offering of securities, offered and sold 1,380,000 shares of Common Stock at a purchase price of $6.00 per share (the "Offering") and received net proceeds of approximately $7,052,263 after the payment of all expenses of the Offering (the "Net Proceeds"). In addition, the Company issued Underwriter Options to purchase 120,000 shares of Common Stock. See "Management's Discussion and Analysis or Plan of Operation."


         In May of 1997, the Company entered into a letter of intent (the "Letter of Intent") with Orthodontix, a Florida corporation ("Orthodontix"). Orthodontix is a newly organized corporation established to provide practice management services to orthodontic practices. On October 30, 1997, a definitive agreement (the "Merger Agreement") was reached regarding the merger of Orthodontix Acquisition Corp., a Florida corporation and wholly-owned subsidiary of the Company ("Embassy Sub"), with and into Orthodontix (the "Merger"). A special meeting of the Company's shareholders will be held on April 16, 1998 (the "Special Meeting") at which the Company's shareholders will be asked to consider and vote upon, among other things, the Merger.

         Pursuant to the Merger Agreement, among other things, Embassy Sub will merge with and into Orthodontix, and Orthodontix will become a wholly-owned subsidiary of the Company. Upon consummation of the Merger (the "Effective Date"), (i) the Company will issue an aggregate of approximately 3.5 million shares of its Common Stock to the owners of all of the issued and outstanding shares of common stock of Orthodontix, in exchange for the acquisition of substantially all the assets of 27 orthodontic practices (the "Founding Practices"), which will constitute approximately 57.9% of the then outstanding shares of the Company's Common Stock, and (ii) the Company's name will be changed to "Orthodontix, Inc." In addition, in connection with the Merger, the Company will grant to certain persons options to acquire approximately 959,944 shares of Common Stock at a purchase price of approximately $8.50 per share, commencing upon the Effective Date and for periods ranging from three to five years (collectively, the "Closing Stock Options"). The closing of the Merger is subject to, among other things, approval of the transaction by the Company's shareholders and subject to applicable law, the consummation by Orthodontix of the acquisition of the Founding Practices.

         According to information furnished to the Company, for the nine month period ended

September 30, 1997 (most recent available information), the Founding Practices on a combined basis generated revenues of $12,053,944 (on an unaudited basis).

         Following the consummation of the Offering in April 1996, the Company's executive officers commenced a search for a prospective Acquired Business. During the period from April 1996 through May 6, 1997, the date the Company executed the Letter of Intent, the Company's executive officers evaluated approximately 75 prospective Acquired Businesses in various fields of endeavor. In addition to Orthodontix, serious consideration was given to effecting a Business Combination with two such prospective Acquired Businesses engaged in, respectively, providing security services and promoting and producing musical and theatrical live entertainment (collectively, the "Other Two Candidates").

         In evaluating each prospective Acquired Business, the Company's executive officers considered, among other factors, all or a majority of the following:

         *        costs associated with effecting the Business Combination;
         * equity interest in and opportunity for control of the prospective Acquired Business;
         * growth potential of the prospective Acquired Business and the industry in which it operates;
         * experience and skill of management and availability of additional necessary personnel of the prospective Acquired Business;
         *        capital requirements of the prospective Acquired Business;
         *        competitive position of the prospective Acquired Business;
         * stage of development of the product, process or service of the prospective Acquired Business;
         * degree of current or potential market acceptance of the product, process or service of the prospective Acquired Business;
         * proprietary features and degree of intellectual property or other protection of the product, process or service of the prospective Acquired Business; and
         * regulatory environment of the industry in which the prospective Acquired Business operates.

         The Other Two Candidates, which were accorded serious consideration by the Company's executive officers, were rejected prior to reaching an agreement in principle for a Business Combination. The primary reasons for rejection of the Other Two Candidates were as follows:

         * Intense competition and uncertainties attendant to an industry which appears to be becoming increasingly dominated by large consolidating firms.
         * Severe fluctuations in operating results and relative uncertainty of market taste.

BUSINESS OF ORTHODONTIX
-----------------------

         GENERAL. Immediately subsequent to the consummation of the Merger and the acquisition of the Founding Practices (the "Practice Acquisitions"), Orthodontix intends to provide practice management services to the Founding Practices pursuant to long-term administrative services agreements ("Service Agreements") with separately organized affiliated professional associations (collectively, the "PA Contractors"). The PA Contractors will directly employ orthodontists or affiliate with other separately formed professional associations owned by practicing orthodontists pursuant to service agreements (the "PA Contractor Employment Agreements") ranging from terms of two to ten years (the "Practitioner PAs"). In those practices where the PA Contractors do not directly employ orthodontists, the Practitioner PAs will directly employ orthodontists. In all cases, Orthodontix will directly employ all non-orthodontic personnel and, subject to applicable law, directly own the tangible equipment and other assets used in the practices. Unless the context otherwise requires, references to (i)"Affiliated Practices" include the Founding Practices, and any orthodontic practice which enters into a similar arrangement with Orthodontix whereby Orthodontix provides practice management services, with orthodontic services provided by the Affiliated Orthodontists; and (ii) "Affiliated Orthodontists" include orthodontists who will be directly employed by the PA Contractors or the Practitioner PAs.

         THE FOUNDING PRACTICES AND THEIR AFFILIATED ORTHODONTISTS. Orthodontix will enter into Service Agreements or PA Contractor Employment Agreements with the Founding Practices or the Affiliated Orthodontists, as the case may be, which include 28 orthodontists operating 41 offices located in 12 states. Management of Orthodontix intends to capitalize on the reputations and relationships of the Founding Practices and their Affiliated Orthodontists to assist Orthodontix in affiliating with additional orthodontic practices. Management believes that Orthodontix' management, marketing, recruiting and growth strategies, as applied to the Founding Practices, will maximize Orthodontix' revenues.

         SERVICES OF ORTHODONTIX. Orthodontix intends to provide practice management services to the Affiliated Practices. Orthodontix does not practice orthodontics or dentistry, but generally acquires certain tangible and intangible assets of an orthodontic practice, employs the non-orthodontic employees, and causes the PA Contractors to enter into Service Agreements or PA Contractor Employment Agreements with the Affiliated Practices or the Affiliated Orthodontists, as the case may be. Where state law allows and upon request by an Affiliated Practice, Orthodontix leases equipment or office space to the Affiliated Practices. Each Affiliated Practice, in its sole discretion, determines the fees to be charged for services provided to patients based upon market conditions in the service area and other factors deemed appropriate by the Affiliated Practice.

         Orthodontix will generate revenues by providing practice management services to the Affiliated Practices, including billing and collections, cash management, purchasing, inventory management, payroll processing, employee benefits administration, advertising and marketing, financial reporting and analysis, productivity reporting and analysis.

         THE ORTHODONTIC INDUSTRY. Orthodontics historically has been one of the more profitable specialties in dentistry. According to the 1995 Journal of Clinical Orthodontists Orthodontic Practice Study (the "1995 JCO Study"), in 1994, orthodontists in the United States conducted examinations of nearly 2.5 million potential new patients and initiated treatment for approximately 1.5 million patients. The typical orthodontist initiated treatment for approximately 170 patients in 1994 and maintained approximately 380 active cases.

         The primary target market for orthodontic treatment is children ages 8 to 18. In 1994, approximately 80%, or 1.2 million, of all patients treated were children. The U.S. Census Bureau estimates that as of July 1, 1996, there were approximately
37.6 million children and adolescents between the ages of 10 and 19. Orthodontix believes that as many as 50% of these children and adolescents could benefit from orthodontic treatment, presenting an attractive opportunity for Orthodontix. In addition to the traditional juvenile market, the adult market has been a rapidly growing market for orthodontic services. Orthodontix believes the market for adults has grown rapidly over the last 15 years as a result of several factors. Adults today are more conscious about their appearance, which may be improved by orthodontic treatment they may not have received as children. Moreover, many adults today are more willing to undergo orthodontic treatment in light of the development of new orthodontic materials and techniques that allow the orthodontist largely to conceal the bands and brackets used during treatment because they match the color of the teeth. Based on statistics obtained from the 1995 JCO Study, management believes that the adult market for orthodontic services remains untapped, as the number of adults who need or want orthodontic treatment substantially exceeds the number of patients currently seeking treatment. In 1994, standard case fees averaged approximately $3,500 for children and $3,800 for adults. According to the 1997 JCO Practice Study (the "1997 JCO Study"), on an individual practice basis, median annual revenues were $518,800 and median operating income was $224,000 in 1996. Median overhead as a percentage of revenues was 55%. Median down payments were equal to approximately 25% of the total treatment cost. Median case starts and active treatment cases, according to the 1997 JCO Study, were 180 and 400 per practice in 1996, respectively.

         Currently, there are approximately 9,000 practicing orthodontists in the United States. The industry is highly fragmented, with approximately 90% of the practicing orthodontists acting as sole practitioners and the balance practicing in multiple-doctor practices (generally two orthodontists) or in groups affiliated with competitors of Orthodontix. The training and qualification of an orthodontist is rigorous.

         OPERATIONS: PAYMENT PLAN; CASE FEES. At the initial orthodontic treatment, the patient signs a contract outlining the terms of the treatment, including the anticipated length of treatment and the total fees. Each Affiliated Orthodontist determines the appropriate fee to charge for services to patients based upon market conditions in the area served by that Affiliated Orthodontist. Generally, the amount of fees charged by the Affiliated Orthodontists are independent of the patient's source of payment. The number of required monthly payments is estimated at the beginning of the case and generally corresponds to the anticipated number of months of treatment. Depending on the patient's credit history, the down payment will range from a substantial down payment to no down payment. Patients are typically required to pay equal monthly installments although each Affiliated Practice will offer a payment plan tailored to its market and patients.

         If the treatment period exceeds the period originally estimated by the orthodontist, the patient and the Affiliated Orthodontist will determine whether payment for additional treatment will be required. If the treatment is completed prior to the scheduled completion date, the patient is required to pay the remaining balance of the contract. If a patient terminates the treatment prior to the completion of the treatment period, the patient is required to pay the balance due for services rendered to date. Other payment plans with lower monthly payments are available for patients who have insurance coverage for the treatment. Payments for patients with insurance may be lower, depending upon the amount of the fee paid on behalf of the patient by insurance policies. For patients with insurance coverage, the portion of the fee not covered by insurance is paid by the patient and is not generally waived or discounted by the Affiliated Practice.

         PURCHASING. Orthodontix intends to coordinates quantity discounts of equipment, office furniture, inventory and supplies for the Affiliated Practices in order to reduce per unit costs. In addition, Orthodontix intends to negotiate arrangements with other suppliers, such as casualty insurance carriers, that should provide cost savings to the Affiliated Practices.

         LOCATIONS. Upon consummation of the Practice Acquisitions, Orthodontix will provide management services to the following locations:

                                    NUMBER OF                 NUMBER OF                 NUMBER OF
         STATE                      ORTHODONTISTS (1)         OFFICES                   CITIES
         -----                      -----------------         -------------             ------
         California                  1                         1                         1
         Florida                     14                        21                        19
         Georgia                     1                         1                         1
         Illinois                    4                         6                         5
         Kentucky                    1                         2                         2
         Louisiana                   1                         1                         1
         Maryland                    1                         1                         1
         Massachusetts               1                         2                         2
         Ohio                        1                         2                         2
         Pennsylvania                1                         1                         1
         Texas                       1                         1                         1
         Virginia                    1                         2                         2
         ---------                --------                  ---------                ---------
         TOTAL                       28                        41                        38

----------------

(1) The Founding Practices include an aggregate of 28 Affiliated Orthodontists, operating in 12 states.

         AFFILIATED ORTHODONTIST, PA CONTRACTOR AND OTHER CONTRACTUAL RELATIONSHIPS. Orthodontix will contract with the PA Contractors who employ Affiliated Orthodontists pursuant to PA Contractor Employment Agreements or affiliate with Affiliated Orthodontists pursuant to Service Agreements to provide orthodontic services. The PA Contractor Employment Agreements and Service Agreements typically have terms ranging from two to ten years. The Affiliated Orthodontists generally receive a percentage of the gross revenue generated at the Affiliated Practice as well as a percentage of the Net Operating Income derived from the Affiliated Practice. The Affiliated Orthodontists are required to hold a valid license to practice orthodontics in the jurisdiction in which the Affiliated Orthodontist practices. All of the Affiliated Orthodontists have agreed, for a period of one to two years after the termination of employment or affiliation, not to compete with Orthodontix or the PA Contractor within a defined geographic area and not to solicit Affiliated Orthodontists, other employees or patients of the Affiliated Practices.

         Orthodontix will enter into Administrative Services Agreements with the PA Contractors. Under the Administrative Services Agreements, Orthodontix will have control over all non-orthodontic functions of the PA Contractors, including all administrative, management, billing and support functions. The PA Contractors will pay Orthodontix a management fee for its services. In certain states, the fee is equal to a percentage of the gross revenue generated by the underlying Affiliated Practices contracting with the PA Contractors as well as a percentage of the Net Operating Income of such underlying Affiliated Practices. In other states, the management fee consists of a flat base fee, which is determined on an annual basis. Each of the Administrative Services Agreements has a term of 40 years and is subject to renegotiation at the end of such term.

         GOVERNMENT REGULATION. The business of Orthodontix is subject to a variety of governmental and regulatory requirements relating to healthcare matters as well as laws and regulations which relate to business corporations in general. In general, regulation of healthcare companies is increasing. Every state imposes licensing requirements on individual orthodontists and on facilities operated by and services rendered by orthodontists. In addition, federal and state laws regulate health maintenance organizations and other managed care organizations for which orthodontists may be providers. In connection with the entry into new markets, Orthodontix, the Affiliated Practices and the Affiliated Orthodontists may become subject to compliance with additional regulations.

         The operations of the Affiliated Practices must meet federal, state and local regulatory standards in the areas of safety and health. Historically, compliance with those standards has not had any material adverse effect on the operations of the Founding Practices. Based on its familiarity with the historical operations of the Founding Practices and the activities of Orthodontix' Affiliated Orthodontists, Orthodontix believes that the Affiliated Practices are in compliance in all material respects with all applicable federal, state and local laws and regulations relating to safety and health.

         STATE LEGISLATION. The laws of several states prohibit orthodontists from splitting fees with non-orthodontists. Furthermore, many states prohibit non-orthodontic entities from practicing orthodontics, employing orthodontists, or in some circumstances, employing orthodontic assistants. The laws of some states prohibit advertising orthodontic services under a trade or corporate name and require that all advertising be in the name of the orthodontist. A number of states also regulate the content of advertisement of orthodontic services and the use of promotional gift items. A number of states limit the ability of a non-licensed dentist or non-orthodontist to own equipment or offices used in an orthodontic practice. Some of these states allow leasing of equipment and office space to an orthodontic practice, under a bona-fide lease, if the equipment and office remain in the complete care and custody of the orthodontist. Orthodontix believes, based on its familiarity with the historical operations of the Founding Practices, the intended activities of Orthodontix' Affiliated Orthodontists and applicable regulations, that Orthodontix' activities do not constitute the prohibited practices contemplated by these statutes and regulations. There can be no assurance, however, that future interpretations of such laws, or the enactment of more stringent laws, will not require structural and organizational modifications of Orthodontix's initial relationships with its Affiliated Orthodontists or the operation of the Affiliated Practices. In addition, statutes in some states could restrict expansion of Orthodontix' operations in those jurisdictions.

         REGULATORY COMPLIANCE. Orthodontix may be required to modify its agreements, operations and marketing strategies from time to time in response to changes in the business and regulatory environment. Orthodontix intends to structure all of its agreements, operations and marketing in accordance with applicable law, although there can be no assurance that its arrangements will not be successfully challenged or that required changes may not materially affect the Orthodontix' business, financial condition and results of operations.

         COMPETITION. Orthodontix anticipates facing substantial competition from other entities as Orthodontix seeks to affiliate with additional orthodontic practices. Orthodontix is aware of several practice management companies that are focused in the area of orthodontics. Additional entities may enter this market and compete with Orthodontix. Certain of these competitors have greater financial or other resources than Orthodontix.

         The business of providing orthodontic services is highly competitive in each market in which the Affiliated Practices and other practices operate. Founding Practices compete with orthodontists who maintain single offices or operate a single satellite office, as well as with orthodontists that maintain group practices or operate in multiple offices. Founding Practices also compete with general dentists and pedodontists who provide certain orthodontic services, some of whom have more established practices. The provision of orthodontic services by such dentists and pedodontists has increased in recent years. There can be no assurance that Orthodontix or the Affiliated Practices will be able to compete effectively within their markets.

         EMPLOYEES. Orthodontix anticipates that it will have approximately 220 employees subsequent to the closing of the Practice Acquisitions.

         INTELLECTUAL PROPERTY. Orthodontix has not applied for or obtained any registrations of its trademarks or service marks. Orthodontix is aware of one other orthodontic practice management company in the United States that uses, in part the name "Orthodontix." There can be no assurances that actions taken by the Orthodontix will be adequate to protect Orthodontix' intellectual property rights, if any.

         CORPORATE LIABILITY AND INSURANCE. The Affiliated Practices provide orthodontic services to the public and are exposed to the risk of professional liability and other claims. Such claims, if successful, could result in substantial damage awards to the claimants that may exceed the limits of any applicable insurance coverage. Although Orthodontix does not control the practice of orthodontics by the Affiliated Practices, it could be asserted that Orthodontix should be held liable for malpractice of an Affiliated Orthodontist.

         Orthodontix will maintain general liability insurance for itself and on behalf of the Affiliated Practices and it is anticipated that, where permitted by applicable law and insurers, Orthodontix will be named as an additional insured under the policies of the Affiliated Practices. There can be no assurance that any claims against Orthodontix or any of the Affiliated Practices will not be successful, or if successful, will not exceed the limits of available insurance coverage or that such coverage will continue to be available at acceptable rates.

ITEM 2.  DESCRIPTION OF PROPERTY

         The Company currently maintains, at no cost to the Company, its executive offices in approximately 500 square feet of office space located at 1428 Brickell Avenue, Suite 105, Miami, Florida 33131. This office space is leased by the Company from Ivenco, Inc., a firm of which Ernest Halpryn, the father of Glenn L. Halpryn, is an officer. Upon consummation of the Merger, the Company will no longer occupy this space.

         Orthodontix currently subleases, on a month to month basis, approximately 1,200 square feet of office space in Coral Gables, Florida from Guilford & Associates, P.A., a firm wholly owned by F.W. Mort Guilford, the President and Chief Operating Officer of Orthodontix, for a monthly rental amount of approximately $1,000. In addition to the monthly rental amount, Orthodontix is liable to pay to Guilford & Associates, P.A. Orthodontix's pro-rata share of office expenses. Upon consummation of the Merger, it is presently anticipated that Orthodontix will rent approximately 3,000 square feet of office space in the Miami-Dade County, Florida area. In addition, upon consummation of the Practice Acquisitions, Orthodontix will become obligated under 41 separate lease agreements relating to office space of the Founding Practices.

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

                      [This Space Intentionally Left Blank]

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock, par value $.0001 per share, has been quoted in the over-the-counter market under the symbol "MBCA" since April 2, 1996. The following table shows the reported low bid and high bid quotations for the Company's Common Stock for the periods indicated below. The high and low bid prices for the periods indicated are interdealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions. These quotations have been obtained from the OTC Bulletin Board.

                                                        Low Bid              High Bid
                                                      (Per Share)           (Per Share)
                                                      -----------           -----------
1996
   April 2 through June 30.................................$6.00                 $6.25
   Third Quarter...........................................$6.00                 $6.25
   Fourth Quarter..........................................$6.00                 $6.25
1997
   First Quarter...........................................$6.00                 $8.375
   Second Quarter..........................................$7.125                $9.25
   Third Quarter...........................................$8.00                 $8.00
   Fourth Quarter..........................................$5.25                 $8.75
1998
   January 1 through March 25, 1998........................$8.00                 $8.75

         The approximate number of holders of record of the Company's Common Stock, as of March 25, 1998, amounts to 46, inclusive of those brokerage firms and/or clearing houses holding the Company's shares of Common Stock for their clientele (with each such brokerage house and/or clearing house being considered as one holder).

         The Company has not paid or declared any dividends upon its Common Stock since its inception and, by reason of its present financial status and its contemplated financial requirements, does not contemplate or anticipate paying any dividends upon its Common Stock in the foreseeable future.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         THE FOLLOWING DISCUSSION OF THE RESULTS OF OPERATIONS AND THE FINANCIAL CONDITION OF THE COMPANY SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT.

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

         The Company's objective is to seek to effect a Business Combination with an Acquired Business, which the Company believes has growth potential. In May 1997, the Company entered into the Letter of Intent with Orthodontix regarding a possible Business Combination. On October 30, 1997, the Company and Orthodontix entered into the Merger Agreement providing for the Merger of Embassy Sub with and into Orthodontix. Pursuant to the Merger Agreement, upon the closing of the Merger, Orthodontix will become a wholly-owned subsidiary of the Company in exchange for approximately 3.5 million shares of Common Stock of the Company, representing approximately 57.9% of the Common Stock outstanding after giving effect to the Merger, and without giving effect to the exercise of the Closing Stock Options and the Underwriter Options.

LIQUIDITY AND CAPITAL RESOURCES/PLAN OF OPERATION.

         As of December 31, 1997 and December 31, 1996, the Company had cash of $547,939 and $763,965, respectively, and restricted cash and cash equivalents of $6,878,156 and $6,566,206, respectively. As of December 31, 1997 and December 31, 1996, the Company had total liabilities of $88,850 and $79,963, respectively, common stock subject to redemption of $7,378,467 and $7,260,022, respectively, and total shareholders' equity of $0 and $0, respectively. Ninety percent of the Net Proceeds ($6,346,800) (the "Escrow Fund") was delivered to Fiduciary Trust International of the South, as Escrow Agent, to be held in escrow by such firm, until the earlier of (i) written notification by the Company of its need for all or substantially all of the Escrow Fund for the purpose of facilitating a Business Combination; or (ii) the exercise by certain stockholders of the Redemption Offer. As of December 31, 1997, there was $6,878,156 in the Escrow Fund, which was invested in United States government-backed short-term securities. The Escrow Fund will be released to the Company upon consummation of the Merger on the Effective Date.

         Other than the Escrow Fund, the Company, as of December 31, 1997, had $547,939 in cash and cash equivalents, all of which was received from the Offering (other than interest income earned thereon) (the "Operating Funds"). The Company believes the Operating Funds will be sufficient for its cash requirements for the next twelve months.

         The expenses required to select and evaluate an Acquired Business candidate (including conducting a due diligence review) and to structure and consummate a Business Combination (including the negotiation of relevant agreements and the preparation of requisite documents for filing pursuant to applicable securities laws and state corporation laws) cannot be presently ascertained with any degree of certainty. For the years ended December 31, 1997 and 1996, the Company incurred $164,382 and $44,058, respectively, of operating expenses, which primarily consisted of professional expenses and generated $343,844 and $243,743, respectively, of interest income.

YEAR 2000 COMPLIANCE

         The Commission has issued Staff Legal Bulletin No. 5 (CF/IM) stating that public operating companies should consider whether they will suffer any anticipated costs, problems or uncertainties as a result of the "Year 2000" issue, which affects existing computer programs that use only two digits to identify a year in the date field. The Company anticipates that its business operations will electronically interact with third parties very minimally, and the issues raised by Staff Legal Bulletin No. 5 are not applicable in any material way to its contemplated business or operations. Additionally, the Company intends that any computer systems that it will purchase or lease will have already addressed the "Year 2000" issue.

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

                      [THIS SPACE INTENTIONALLY LEFT BLANK]

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         A.       IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS.

                  The current directors and executive officers of the Company are as follows:

NAME                             AGE        TITLE
----                             ---        -----
Glenn L. Halpryn                  37        President, Director
Craig A. Brumfield                46        Vice President, Treasurer, Director
Ronald M. Stein                   37        Vice President, Secretary, Director
Stephen J. Dresnick, M.D.         47        Director
Andrew Marshak                    29        Director

         GLENN L. HALPRYN has been the President and a member of the Board of Directors of the Company since its inception. Since 1985, Mr. Halpryn has been engaged in real estate investment and development activities, including the management, finance and leasing of commercial real estate. Since April 1988, Mr. Halpryn has been Vice Chairman of Central Bank, a Florida state-chartered bank. Since June 1987, Mr. Halpryn has been the President of and beneficial holder of stock of United Security Corporation, a broker-dealer registered with the NASD. From June 1992 through May 1994, Mr. Halpryn served as the Vice President, Secretary-Treasurer of Frost Hanna Halpryn Capital Group, Inc., a "blank check" company whose business combination was effected in May 1994 with Sterling Healthcare Group, Inc. (the FHH-Sterling Transaction"). From June 1995 through October 1996, Mr. Halpryn served as a member of the Board of Directors of Sterling Healthcare Group, Inc.

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

         STEPHEN J. DRESNICK, M.D. has been a member of the Board of Directors of the Company since its inception. Dr. Dresnick has served as President, Chief Executive Officer and Chairman of the Board of Directors of Sterling Healthcare Group, Inc. and its predecessor corporations since 1987. Dr. Dresnick currently serves as President, Chief Executive Officer, and a director of FPA Medical Management, Inc., the parent corporation of Sterling Healthcare Group, Inc. Dr. Dresnick is a Diplomate of the National Board of Medical Examiners and is certified by the American Board of Emergency Medicine. Dr. Dresnick is licensed to practice medicine in 12 states. Dr. Dresnick currently holds an appointment as Assistant Professor at University if Miami, School of Nursing; is on the Dean's Advisory Committee at University of Miami, School of Business; is an Advisory Board Member at the Center for the Advancement of Service Management, University of Florida, College of Business Administration; is a Clinical Associate Professor for the Department of Surgery, University of Florida, School of Medicine; and is a member of the Board of Trustees of Florida International University.

         ANDREW MARSHAK has been a member of the Board of Directors of the Company since its inception. Since November 1997, Mr. Marshak has been Managing Director of First Dominion Capital, L.L.P., a merchant banking and asset management firm. From June 1994 through October 1997, Mr. Marshak was a Vice President of Indosuez Capital, the North American merchant banking arm of Banque Indosuez, a Paris-based banking institution. From July 1992 through June 1994, Mr. Marshak was an associate with Indosuez Capital. From July 1990 through June 1992, Mr. Marshak was a Financial Analyst with Donaldson, Lufkin and Jenrette, an investment bank.

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

EXPERIENCE OF MANAGEMENT

         In connection with any future stockholder vote relating to either approval of a Business Combination or the liquidation of the Company due to the failure of the Company to effect a Business Combination within 24 or 30 months, as the case may be, from the date of consummation of this offering, all of the officers and directors of the Company, who own in the aggregate approximately 30.7% of the Common Stock outstanding as March 25, 1998, agreed to vote their respective shares of Common Stock in accordance with the vote of the majority of the other stockholders of the Company with respect thereto to such liquidation. In addition, all of the present stockholders have, with respect to shares owned as of the date hereof, agreed to waive their respective rights to participate in any distribution relating to such a liquidation.

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

         B.       Significant Employees.
                  ----------------------

                  None.

         C.       Family Relationships.
                  ---------------------

                  None.

         D.       Business Experience.
                  --------------------

                  None.

         E.       Compliance with Section 16(A).
                  ------------------------------

         To the Company's knowledge, for the year ended December 31, 1997, and for the period ended March 20, 1998, no person who was a director, officer or beneficial owner of more than ten percent of the Company's outstanding Common Stock or any other person subject to Section 16 of the Securities Exchange Act of 1934 (the "Exchange Act") failed to file on a timely basis, reports required by Section 16(a) of the Exchange Act.

         F.       Other:  Involvement In Certain Legal Proceedings.
                  -------------------------------------------------

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

NAME AND ADDRESS                                AMOUNT AND NATURE OF              APPROXIMATE PERCENTAGE
OF BENEFICIAL OWNER                            BENEFICIAL OWNERSHIP(1)                  OF CLASS(2)
-------------------                            -----------------------                  -----------
Glenn L. Halpryn (3)                                 330,000                            13.0%
1428 Brickell Avenue, Suite 105
Miami, FL 33131



Stephen J. Dresnick, M.D.(4)                         160,000                            6.3%
5835 Blue Lagoon Drive, 4th Floor
Miami, FL 33126

Ronald M. Stein                                      170,000                            6.7%
1428 Brickell Avenue, Suite 105
Miami, FL 33131

Andrew H. Marshak                                     60,000                            2.4%
1428 Brickell Avenue, Suite 105
Miami, FL 33131

Craig A. Brumfield                                    60,000                            2.4%
1428 Brickell Avenue, Suite 105
Miami, FL 33131

ALL OFFICERS AND DIRECTORS                           780,000                            30.7%
   AS A GROUP (5 PERSONS)

--------------------------
(1) Unless otherwise noted, all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them. No persons named in the table are acting as nominees for any persons or are otherwise under the control of any person or group of persons.
(2)  Assumes no exercise of the Underwriter Options.
(3) Does not include shares of Common Stock owned by Ernest Halpryn, Glenn L. Halpryn' s father, of which Glenn L. Halpryn disclaims beneficial ownership.
(4) Represents 160,000 shares held by Kinserd Limited Partnership ("KLP"). Dr. Dresnick is the sole limited partner of KLP and the sole shareholder, sole director and an officer of Kinserd, Inc., the general partner of KLP.

         Messrs. Halpryn, Stein and Brumfield may be deemed to be "promoters" and "parents" of the Company, as such terms are defined under the federal securities laws.

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         For the year ended December 31, 1997, there were no material transactions between the Company and any of its officers and/or Directors which involved $60,000 or more.

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits.

                  1.       Financial Statements begin on page F-1.

                  2.       Financial Statement Schedules are not required.

                  3. Exhibits: See Exhibit Index. The Exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this report.

         (b)      Reports on Form 8-K.

                  1. Current Report on Form 8-K dated October 30, 1997 and filed with the Commission on November 7, 1997.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          EMBASSY ACQUISITION CORP.


Date:  March 25, 1998                     By: /s/ Glenn L. Halpryn
                                              -------------------------------
                                              Glenn L. Halpryn


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Date:  March 25, 1998            By: /s/ Glenn L. Halpryn
                                 ------------------------
                                 Glenn L. Halpryn, President, Director


Date:  March 25, 1998            By: /s/ Craig A. Brumfield
                                 --------------------------
                                 Craig A. Brumfield, Vice President,
                                 Treasurer, Principal Financial Officer
                                 and Director


Date:  March 25, 1998            By: /s/ Ronald M. Stein
                                 -----------------------
                                 Ronald M. Stein, Vice President,
                                 Secretary and Director


Date:  March 25, 1998            By: /s/ Andrew H. Marshak
                                 -------------------------
                                 Andrew H. Marshak, Director


Date:  March 25, 1998            By: /s/ Stephen J. Dresnick, M.D.
                                 -----------------------------------
                                 Stephen J. Dresnick, M.D., Director

                              FINANCIAL STATEMENTS


                                TABLE OF CONTENTS
                                -----------------

                                                                                                         PAGE
                                                                                                         ----

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS........................................................F-1

FINANCIAL STATEMENTS
         Balance Sheets, as of December 31, 1997 and 1996.................................................F-2

         Statements of Operations for the Years Ended December 31, 1997 and 1996
              and for the Period from November 30, 1995 (Date of Inception) to
              December 31, 1997.......................................................................... F-3

         Statements of Changes in Stockholders' Equity for the Years Ended
              December 31, 1997 and 1996 and for the Period from
              November 30, 1995 (Date of Inception) to December 31, 1997..................................F-4

         Statements of Cash Flows for the Years Ended December 31, 1996 and 1997
              and for the Period from November 30, 1995 (Date of Inception) to
              December 31, 1997...........................................................................F-5

         Notes to Financial Statements....................................................................F-6

REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors of
Embassy Acquisition Corp.


We have audited the accompanying balance sheets of Embassy Acquisition Corp. (a Florida Corporation in the development stage) as of December 31, 1997 and 1996, and the related statements of operations, changes in stockholders' equity and cash flows for the years ended December 31, 1997 and 1996 and the related statements of operations, changes in stockholders' equity and cash flows for the period from November 30, 1995 (date of inception) to December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Embassy Acquisition Corp. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years ended December 31, 1997 and 1996, and the period from November 30, 1995 (date of inception) to December 31, 1997, in conformity with generally accepted accounting principles.



COOPERS & LYBRAND L.L.P.


Miami, Florida
March 30, 1998

                           EMBASSY ACQUISITION CORP.
                       (A Development Stage Corporation)
                                 BALANCE SHEETS

                    ASSETS

                                                             December 31, 1997    December 31, 1996
                                                             ------------------   ------------------
CURRENT ASSETS:
     Cash and cash equivalents                                       $  547,939   $  763,965
     Restricted cash and cash equivalents                             6,878,156    6,566,206
     Accrued interest receivable                                             --        1,342
                                                                     ----------   ----------
          Total current assets                                        7,426,095    7,331,513

Deferred tax assets                                                      41,222        8,472
                                                                     ----------   ----------

          Total assets                                               $7,467,317   $7,339,985
                                                                     ==========   ==========

              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accrued expenses                                                $   38,916   $    3,487
     Income taxes payable                                                49,934       76,476
                                                                     ----------   ----------
          Total liabilities                                              88,850       79,963

COMMON STOCK SUBJECT TO REDEMPTION                                    7,378,467    7,260,022

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Common stock, $.0001 par value, 100,000,000 shares
          authorized, 2,540,000 issued and outstanding at December
          31, 1997 and 1996                                                  --           --
     Retained earnings accumulated during the development                    --           --
          Total stockholders' equity                                         --           --
                                                                     ----------   ----------

          Total liabilities and stockholders' equity                 $7,467,317   $7,339,985
                                                                     ==========   ==========


See accompanying notes to financial statements

                           EMBASSY ACQUISITION CORP.
                       (A Development Stage Corporation)
                            STATEMENTS OF OPERATIONS

                                                                                    For the Period from
                                                             For the Year Ended      November 30, 1995
                                                                 December 31,       (date of inception)
                                                             1997           1996     December 31, 1997
                                                          -----------    ----------- -----------------

OPERATING REVENUES                                        $        --    $        --    $        --
                                                          -----------    -----------    -----------

OPERATING EXPENSES:
     General and administrative                               164,382         44,058        208,440
                                                          -----------    -----------    -----------
          Total operating expenses                            164,382         44,058        208,440
                                                          -----------    -----------    -----------

          Loss from operations                               (164,382)       (44,058)      (208,440)
                                                          -----------    -----------    -----------

Other income:
     Interest income                                          343,844        243,743        587,587
                                                          -----------    -----------    -----------
          Other income                                        343,844        243,743        587,587
                                                          -----------    -----------    -----------

Income before income tax provision                            179,462        199,685        379,147

Income tax provision                                           61,017         68,004        129,021
                                                          -----------    -----------    -----------

Net income                                                $   118,445    $   131,681    $   250,126
                                                          ===========    ===========    ===========

Per share data:
     Net income per common and common equivalent share:

          Basic                                                 $0.05          $0.06
                                                                =====          =====

          Diluted                                               $0.05          $0.06
                                                                =====          =====

     Weighted average shares used in computing net income per common and common equivalent share:

          Basic                                             2,540,000      2,187,333
                                                            =========    ===========

          Diluted                                           2,542,923      2,187,333
                                                            =========    ===========



                 See accompanying notes to financial statements

                            EMBASSY ACQUISITION CORP.
                        (A Development Stage Corporation)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                 For the Years Ended December 31, 1997 and 1996
 For the Period from November 30, 1995 (date of Inception) to December 31, 1997

                                                                Common Stock         Additional
                                                         ------------------------     Paid-in       Retained
                                                            Shares      Amount        Capital        Earnings      Total
                                                         ----------    ----------    ----------    -----------   ----------
Issuance of stock to original stockholders                1,160,000    $      116    $   75,962    $       --     $  76,078
                                                         ----------    ----------    ----------    ----------    ----------

BALANCE, December 31, 1995                                1,160,000           116        75,962            --        76,078

Issuance of stock to Public Stockholders in connection
 with initial public offering                             1,380,000            --            --            --            --

Net income for the year ended December 31, 1996                  --            --            --       131,681       131,681

Amounts accruing to the benefit of Public Stockholders           --          (116)      (75,962)     (131,681)     (207,759)
                                                         ----------    ----------    ----------    ----------    ----------

BALANCE, December 31, 1996                                2,540,000            --            --            --            --

Net income for the year ended December 31, 1997                  --            --            --       118,445       118,445

Amounts accruing to the benefit of Public Stockholders           --            --            --      (118,445)     (118,445)
                                                         ----------    ----------    ----------    ----------    ----------

BALANCE, December 31, 1997                                2,540,000    $       --    $       --    $       --    $       --
                                                         ==========    ==========    ==========    ==========    ==========


           See accompanying notes to financial statements

                           EMBASSY ACQUISITION CORP.
                       (A Development Stage Corporation)
                            STATEMENTS OF CASH FLOWS

                                                                                              For the Period From
                                                             For the Year Ended                November 30, 1995
                                                                 December 31,               (date of inception) to
                                                             1997             1996             December 31, 1997
                                                           --------         --------           -----------------
Cash flows from operating activities:
   Net income                                              $118,445         $131,681               $250,126
   Adjustment to reconcile net income to net cash used in
     operating activities:
       Deferred income taxes                                (32,750)          (8,472)               (41,222)
       Net interest on restricted cash and cash
         equivalents                                       (343,844)        (243,743)              (587,587)
       Changes in certain assets and liabilities:
         Accrued interest receivable                          1,342               --                  1,342
         Accrued expenses                                    35,429            3,487                 38,916
         Income taxes payable                               (26,542)          76,476                 49,934
                                                           --------       ----------             ----------

         Net cash used in operating activities             (247,920)         (40,571)              (288,491)
                                                           --------       ----------             ----------

Cash flows from investing activities:
  Increase (decrease) in restricted cash and
    cash equivalents                                         31,894       (6,323,805)            (6,291,911)
                                                           --------       ----------             ----------

         Net cash provided by (used in) investing
           activities                                        31,894       (6,323,805)            (6,291,911)
                                                           --------       ----------             ----------

Cash flows from financing activities:
   Net proceeds from issue of common stock                       --        7,052,263              7,128,341
                                                           --------       ----------             ----------

         Net cash provided by financing activities               --        7,052,263              7,128,341
                                                           --------       ----------             ----------

Net (decrease) increase in cash and cash equivalents       (216,026)         687,887                547,939

Cash and cash equivalents at beginning of period            763,965           76,078                     --
                                                           --------       ----------             ----------

Cash and cash equivalents at end of period                 $547,939         $763,965               $547,939
                                                           ========       ==========             ==========

Supplemental disclosure of cash flow information:
  Cash paid during the year for:
          Income taxes                                     $120,309         $     --               $120,309
                                                           ========       ==========             ==========


                 See accompanying notes to financial statements

                            EMBASSY ACQUISITION CORP.
                        (A DEVELOPMENT STAGE CORPORATION)
                          NOTES TO FINANCIAL STATEMENTS

(1) ORGANIZATION:

Embassy Acquisition Corp. (the "Company") was incorporated in the State of Florida on November 30, 1995 for the purpose of raising capital and to seek to effect a merger, exchange of capital stock, asset acquisition or other similar business combination (a "Business Combination") with an operating business, which the Company believes has significant growth potential. The Company has had no operations from November 30, 1995, date of inception, to December 31, 1995. The Company is currently in the development stage. On April 2, 1996, the Company's Registration Statement (the "Registration Statement") on Form SB-2 was declared effective by the U.S. Securities and Exchange Commission. Pursuant to the Registration Statement, the Company, in its initial public offering of securities, offered and sold 1,380,000 shares of its common stock, $.0001 par value, at a purchase price of $6 per share (the "Offering"). Proceeds totaled $7,052,263, which was net of $1,227,737 in underwriting and other expenses (the "Net Proceeds").

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

                            EMBASSY ACQUISITION CORP.
                        (A DEVELOPMENT STAGE CORPORATION)
                          NOTES TO FINANCIAL STATEMENTS

(1)   ORGANIZATION (CONTINUED):

Amounts in the Escrow Fund, including interest earned thereon, are prohibited from being used for any purpose other than a Business Combination, as defined. Such amounts are included in restricted cash at December 31, 1997 and 1996.

The Company, prior to the consummation of any Business Combination, will submit such transaction to the Company's stockholders for their approval. In the event, however, that the holders of 30% or more of the shares sold in the Offering which are outstanding vote against approval on any Business Combination, the Company will not consummate such Business Combination. All of the officers and directors of the Company, who own in aggregate 30.7% of the common stock outstanding, have agreed to vote their respective shares of common stock in accordance with the vote of the stockholders of shares issued in the Offering (the "Public Shareholders") with respect to any such Business Combination.

At the time the Company seeks stockholder approval of any potential Business Combination, the Company will offer (the "Redemption Offer") to each of the Public Stockholders the right, for a specified period of time of not less than 20 days, to redeem all, but not a portion of, their shares of common stock at a per share price equal to the Company's liquidation value on the record date for determination of stockholders entitled to vote upon the proposal to approve such Business Combination (the "Record Date") divided by the number of shares held by all of the Public Stockholders. The Company's liquidation value will be equal to the Company's book value, as determined by the Company (the "Company's Liquidation Value"), calculated as of the Record Date. In no event, however, will the Company's Liquidation Value be less than the Escrow Fund, inclusive of any net income thereon. If holders of less than 30% of the shares held by the Public Stockholders elect to have their shares redeemed, the Company may, but will not be required to, proceed with such Business Combination. If the Company elects to so proceed, it will redeem shares, based upon the Company's Liquidation Value, from those Public Stockholders who affirmatively requested such redemption and who voted against the Business Combination. If the holders of 30% or more of the shares held by the Public Stockholders vote against approval of any potential Business Combination, the Company will not proceed with such Business Combination and will not redeem such shares unless the terms of the Offering expire. The Escrow Fund will be released to stockholders voting against a Business Combination only if such proposed Business Combination is consummated.

                            EMBASSY ACQUISITION CORP.
                        (A DEVELOPMENT STAGE CORPORATION)
                          NOTES TO FINANCIAL STATEMENTS

(1) ORGANIZATION (CONTINUED):

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

Restricted Cash and Cash Equivalents - Ninety percent of the Net Proceeds were placed in the Escrow Fund, as described above. As of December 31, 1997 and 1996, there was $6,878,156 and $6,566,206, respectively, in the Escrow Fund which was invested in United States government-backed securities with maturities of 90 days or less at the date of purchase.

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

                            EMBASSY ACQUISITION CORP.
                        (A DEVELOPMENT STAGE CORPORATION)
                          NOTES TO FINANCIAL STATEMENTS



(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

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

Earnings Per Share - During 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" and has restated all years presented in accordance therewith. SFAS No. 128 requires a dual presentation of basic and diluted earnings per share ("EPS") on the face of the statement of operations. Basic EPS is computed by dividing net income available to common stockholders by the weighted-average number of common shares for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in earnings. (See Note 6).

Recent Pronouncements - In September 1997, the Financial Accounting Standards Board issued SFAS No. 130 which established standards of reporting and display of comprehensive income and its components. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The Company expects that the implementation of SFAS No. 130 will not have a material impact on its financial statements.

(3) COMMON STOCK:

The Company's Articles of Incorporation authorize the issuance of 100,000,000 shares of common stock. The Company's Board of Directors has the power to issue any or all of the authorized but unissued common stock without stockholder approval. The Company currently has no commitments to issue any shares of common stock; however, the Company will, in all likelihood, issue a substantial

                            EMBASSY ACQUISITION CORP.
                        (A DEVELOPMENT STAGE CORPORATION)
                          NOTES TO FINANCIAL STATEMENTS



(3) COMMON STOCK (CONTINUED):

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

The components of the provision for income taxes for the years ended December 31, 1997 and 1996 are as follows:

                                                                                   For the period
                                                                                from November 30, 1995
                                                                                 (date of inception)
                                           1997                    1996          to December 31, 1997
                                           ----                    ----         ----------------------
          Current Provision:
                   Federal                $79,267                $64,507              $  143,774
                   State                   14,500                 11,969                  26,469
                                          -------                -------              ----------
                                           93,767                 76,476                 170,243
                                          -------                -------              ----------



          Deferred Provision:
                   Federal                (27,963)                (7,616)                (35,579)
                   State                   (4,787)                  (856)                 (5,643)
                                          -------                -------              ----------
                                          (32,750)                (8,472)                (41,222)
                                          -------                -------              ----------
                   Total                  $61,017                $68,004              $  129,021
                                          =======                =======              ==========

                            EMBASSY ACQUISITION CORP.
                        (A DEVELOPMENT STAGE CORPORATION)
                          NOTES TO FINANCIAL STATEMENTS



(5) INCOME TAXES (CONTINUED):

The following reconciles at the federal statutory rate with the effective rate for the years ended December 31, 1997 and 1996:

                                                                           For the period from
                                                                            November 30, 1995
                                                                          (date of inception) to
                                                     1997        1996        December 31, 1997
                                                     ----        ----     ----------------------
         Federal statutory rate                      34.0%       34.0%            34.0%
         State taxes, net of federal effect           3.5         3.7              3.6
         Benefit of graduated tax rates              (3.5)       (3.6)            (3.6)
                                                     -----      -----           ------
         Effective tax rate                          34.0%       34.1%            34.0%
                                                     =====      =====           ======

At December 31, 1997 and 1996, the Company had a deferred tax asset relating to amortization of organizational and start-up costs.

(6) NET INCOME PER COMMON AND COMMON EQUIVALENT SHARES:

The calculation of basic and diluted net income per share for the years ended December 31, 1996 and 1997 are as follows:

                                               1997               1996
                                               ----               ----

Net income                                   $118,445           $131,681
                                             ========           ========

Basic income per share:

     Weighted average common
         shares outstanding                 2,540,000          2,187,333
                                            =========          =========

     Basic income per share                     $0.05              $0.06
                                                =====              =====


Diluted net income per share:

     Weighted average common
        shares outstanding                  2,540,000          2,187,333

     Underwriter warrants                       2,923                  0(1)
                                            ---------          ---------

                            EMBASSY ACQUISITION CORP.
                        (A DEVELOPMENT STAGE CORPORATION)
                          NOTES TO FINANCIAL STATEMENTS


(6) NET INCOME PER COMMON AND COMMON EQUIVALENT SHARES (CONTINUED):

     Weighted average common and
       potential common shares
       outstanding                          2,540,000      2,187,333
                                            =========      =========

     Diluted net income per share               $0.05          $0.06
                                                =====          =====

(1) Warrants to purchase 120,000 shares of common stock were not included in the computation of diluted net income per share for 1996 since the warrants exercise price was greater than the average price of the underlying common shares.

(7)  BUSINESS COMBINATION

On May 6, 1997, the Company entered into a letter of intent with Orthodontix, Inc., a Florida corporation ("Orthodontix"), regarding a business combination of the Company or a newly formed wholly-owned subsidiary and Orthodontix (the "Transaction"). The intended principal business activity of Orthodontix is providing practice management services to orthodontic practices. Orthodontix has conducted no operations to date other than in connection with its agreements to acquire certain assets, assume certain liabilities, and provide long-term management services to certain orthodontic practices (the "Founding Practices") in exchange for cash and shares of common stock (the "Practice Acquisitions").

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

                            EMBASSY ACQUISITION CORP.
                        (A DEVELOPMENT STAGE CORPORATION)
                          NOTES TO FINANCIAL STATEMENTS



(7)  BUSINESS COMBINATION (CONTINUED):

Pursuant to the terms of the Agreement, the recipients of 1,300,000 shares of the Merger Stock (approximately 23% of the Company's outstanding shares of common stock after giving effect to the Transaction, assuming a share value of $8.00 per share for the Company's common stock) and the shares of Merger Stock to be issued in connection with the Practice Acquisitions (approximately 33% of Embassy's outstanding shares of common stock after giving effect to the Transaction assuming a share value of $8.00 per share for the Company's common stock), respectively, have agreed, for a period of 15 months and six months, respectively, from the date of the Closing, not to make any offer, sale or disposition of any of the Merger Stock to be issued to them in connection with the Transaction. The Transaction is contemplated to be tax-free to the Company and its shareholders.

Based on information received from Orthodontix, at the Closing, Orthodontix shall provide practice management services to approximately 27 orthodontic practices, which practices generate gross revenue of approximately $16 million annually. The Closing is subject to, among other conditions, the closing of the Transaction by April 1, 1998 (this date has been extended by mutual agreement of the parties), approval of the Transaction by the shareholders of the Company and Orthodontix, certain regulatory and third party approvals and consents, and the closing of the Practice Acquisitions. There can be no assurance that the proposed Transaction will be consummated on these or any other terms.

Based upon the Average Price per share, as defined, of the common stock of the Company as of March 26, 1998, at the closing of the Transaction and the Practice Acquisitions, the Company would be obligated to issue approximately 3.5 million shares of common stock and expend up to approximately $3.4 million in consideration for the Transaction. Upon effectiveness of the Transaction, the Company will change its name to "Orthodontix, Inc.," Stephen J. Dresnick, M.D., a member of the Company's Board of Directors, President and Chief Executive Officer of Sterling Healthcare Group, Inc. and Vice Chairman of the Board of FPA Medical Management, Inc. and Glenn Halpryn, Chairman of the Company would continue to be members of the Board of Directors of the Company with Dr. Dresnick assuming the role of Chairman of the Company. There can be no assurance that the proposed Transaction will be consummated on these or any other terms.

The Company believes the Transaction will be treated as a capital transaction equivalent to the issuance of stock by Orthodontix for the Company's net monetary assets of approximately $7.4 million as of December 31, 1997, accompanied by a recapitalization of Orthodontix.

Because each of the owners of the Founding Practices is a Promoter of the Transaction, Securities and Exchange Commission's Staff Accounting Bulletin ("SAB") No. 48, "Transfers of Nonmonetary Assets by Promoters or Shareholders", each Founding Practice will be deemed a promoter of the merger. Pursuant to SAB No. 48, the transferred nonmonetary assets and assumed liabilities will be accounted for at the historical cost basis of the Founding Practices and any monetary assets assumed and any monetary liabilities included in the Practice Acquisitions will be recorded at fair value, and cash consideration paid in excess of net assets transferred, will be reflected as a dividend paid by Orthodontix.

                                  EXHIBIT INDEX

EXHIBIT       DESCRIPTION

2.1* Agreement and Plan of Merger and Reorganization, dated October 30, 1997, between Registrant and Orthodontix, Inc. ("Orthodontix") (included as Appendix A to the Proxy Statement-Prospectus which forms a part of this Registration Statement).

3.1**         Articles of Incorporation of Registrant.

3.3**         Bylaws of Registrant as amended.

4.1** Form of certificate representing shares of Common Stock of Registrant.

27+ Financial Data Schedule for the Company as of and for the Year Ended December 31, 1997.

 -----------------------

* Incorporated by reference from the Registrant's Current Report on Form 8-K dated October 30, 1997 and filed with the Commission on November 7, 1997.

** Incorporated by reference from the Registrant's Registration Statement on Form SB-2 declared effective by the Securities and Exchange Commission on April 2, 1996.

+  Filed herewith.