Form 10QSB
period 1998-03-31
ORTHODONTIX INC
filed 1998-05-15
CIK 1006281

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1998

               [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                        Commission File Number 000-27836

                                ORTHODONTIX, INC.
                                -----------------
              (Exact Name of Small Business Issuer in Its Charter)

            Florida                                             65-0643773
-------------------------------                             --------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

           2222 Ponce de Leon Blvd., 3rd Floor, Coral Gables, FL 33134
           -----------------------------------------------------------
                    (Address of Principal Executive Offices)


                                 (305) 446-8661
                                 --------------
                           (Issuer's Telephone Number)

                            Embassy Acquisition Corp.
                1428 Brickell Avenue, Suite 105, Miami, FL 33131
                ------------------------------------------------
   (Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

         As of May 7, 1998, the Company had a total of 5,914,637 shares (the "Shares") of Common Stock, par value $.0001 per share (the "Common Stock"), outstanding.

         Traditional Small Business Disclosure Format (check one)

         Yes  [x]  No  [ ]

         DOCUMENTS INCORPORATED BY REFERENCE

         None.

                      [This Space Intentionally Left Blank]


                                      (ii)

                                ORTHODONTIX, INC.
                                   FORM 10-QSB
                          QUARTER ENDED MARCH 31, 1998

                                TABLE OF CONTENTS
                                -----------------

PART I

Item 1.  Financial Statements .......................................... 1

Item 2.  Management's Discussion and Analysis or Plan of Operation ..... 1

PART II ................................................................ 3

Item 1.  Legal Proceedings ............................................. 3

Item 2.  Changes in Securities ......................................... 3

Item 3.  Defaults Upon Senior Securities ............................... 3

Item 4.  Submission of Matters to Vote of Security Holders ............. 3

Item 5.  Other Information ............................................. 4

Item 6.  Exhibits and Reports on Form 8-K .............................. 4

SIGNATURES ............................................................. 5

FINANCIAL STATEMENTS ................................................. F-1


                                     (iii)

                                     PART I


ITEM 1.  FINANCIAL STATEMENTS

         The unaudited, condensed financial statements included herein, commencing at page F-1, have been prepared in accordance with the requirements of Regulation S-B and supplementary financial information included herein, if any, has been prepared in accordance with Item 310(b) of Regulation S-B and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the three month ended March 31, 1998 are not necessarily indicative of the results for the year ending December 31, 1998.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         Orthodontix, Inc. (f/k/a Embassy Acquisition Corp. (the "Company") was formed in November 1995 to seek to effect a merger, exchange of capital stock, asset acquisition or similar business combination (a "Business Combination") with an acquired business (an "Acquired Business"). In connection with its initial capitalization, the Company issued an aggregate of 1,160,000 shares of Common Stock to its officers, directors, and other shareholders for an aggregate sum of $76,078. On April 2, 1996, the Company's Registration Statement on Form SB-2 (the "Registration Statement") was declared effective by the U.S. Securities and Exchange Commission (the "SEC"). Pursuant to the Registration Statement, the Company, in its initial public offering of securities, offered and sold 1,380,000 shares of Common Stock, par value $.0001 per share, at a purchase price of $6.00 per share (the "Offering") and received net proceeds of approximately $7,052,300 after the payment of all expenses of the Offering (the "Net Proceeds"). In addition, the Company issued Underwriter Options to purchase 120,000 shares of Common Stock. The Offering was a "blank check" offering.

         On May 6, 1997, the Company entered into a Letter of Intent with Orthodontix Subsidiary, Inc.(f/k/a Orthodontix, Inc. (the "Letter of Intent") a Florida corporation ("Orthodontix"), regarding a business combination of the Company or its wholly-owned subsidiary and Orthodontix, Inc. (the "Transaction"). Orthodontix had conducted no operations as of such date other than in connection with its agreements in principle to acquire certain assets, assume certain liabilities, and provide long-term management services to certain orthodontic practices (the "Practices") in exchange for cash and shares of common stock (the "Practice Acquisitions").

         On August 29, 1997, the Company and Orthodontix amended the terms of the Letter of Intent to provide that either party could terminate the Letter of Intent if a definitive agreement had not been executed by October 30, 1997. The Letter of Intent had previously provided that either party could terminate the Letter of Intent if a definitive agreement regarding the Transaction had not been executed by August 30, 1997.

         As of October 30, 1997, the Company and Orthodontix entered into an Agreement and Plan of Merger and Reorganization (the "Agreement") regarding the Transaction. Pursuant to the Agreement, the parties would engage in the Transaction, which at the closing of the Transaction (the "Closing") would result in Orthodontix becoming a wholly-owned subsidiary corporation of the Company in exchange for that number of shares of Common Stock of the Company (the "Merger Stock") representing approximately 56% of the Company's outstanding shares of Common Stock after giving effect to the Transaction but without giving effect to any options or warrants to acquire shares of Common Stock which are contemplated to be outstanding at the Closing. The actual number of shares to be issued in connection with the Transaction was subject, in part, to the average of the closing bid and ask price, as reported on the OTC Electronic Bulletin Board or similar quotation board of the Company's shares of Common Stock for the 15 trading days immediately preceding the date of the Closing (the "Share Value").

         On April 16, 1998, the Company consummated the Transaction pursuant to the Agreement. At the closing of the Transaction, (i) Orthodontix became a wholly-owned subsidiary of the Company in exchange for, among other things, 3,374,637 shares of the Company's Common Stock, representing approximately 57.1% of the Company's outstanding Common Stock after giving effect to the Transaction; and (ii) the Company changed its name to "Orthodontix, Inc." The Company's Registration Statement on Form S-4, as amended (SEC File No. 333-48677), relating to the Transaction is incorporated by reference herein.

Liquidity and Capital Resources/Plan of Operation

         As of March 31, 1998 and December 31, 1997, the Company had cash and cash equivalents of $475,751 and $547,939, respectively, and restricted cash and cash equivalents of $6,955,040 and $6,878,156, respectively. As of March 31, 1998 and December 31, 1997, the Company had total liabilities of $70,910 and $88,850, respectively, and common stock subject to redemption of $7,401,103 and $7,378,467, respectively. 90% of the Net Proceeds ($6,346,800) (the "Escrow Fund") were delivered to Fiduciary Trust International of the South, as Escrow Agent, to be held in escrow by such firm, until the earlier of (i) written notification by the Company of its need for all or substantially all of the Escrow Fund for the purpose of implementing a Business Combination; or (ii) the exercise by certain shareholders of the Redemption Offer (as defined in the Registration Statement). As of March 31, 1998, there was $6,955,040 (at market value) in the Escrow Fund. The Escrow Fund is currently invested in United States government-backed short-term securities.

         Other than the Escrow Fund, the Company, as of March 31, 1998, had $475,751 and cash equivalents all of which was received from the initial capitalization and the Offering (other than interest income earned thereon) (the "Operating Funds"). The Company believes the Operating Funds will be sufficient for its cash requirements for at least the next twelve months.

         For the three month period ended March 31, 1998, the Company incurred $49,265 of operating expenses and derived interest income of $83,561 as compared with the three month period ended March 31, 1997, when the Company incurred $12,323 of operating expenses and derived interest income of $81,245.

                                     PART II

ITEM 1.  LEGAL PROCEEDINGS

         The Company is not a party to, nor is it aware of, any pending litigation to which it is a party or of which its property is subject.

ITEM 2.  CHANGES IN SECURITIES

         In connection with the consummation of the Transaction, the Company issued an aggregate of 3,374,637 shares of the Company's Common Stock (the "Shares") and granted options to acquire an aggregate of 956,303 shares of Common Stock (the "Options"), of which options to acquire 537,500 shares are currently exercisable. The Shares were issued in a transaction registered on the Company's Registration Statement on Form S-4 declared effective by the Securities and Exchange Commission on March 26, 1998. The Company relied upon the exemption in Section 4(2) of the Securities Act of 1933 in connection with the issuance of the Options.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         During the first quarter ended March 31, 1998, no matters were submitted to a vote of security holders of the Company through the solicitation of proxies or otherwise. On April 16, 1998 at the Company's Special Stockholders' Meeting, the following votes were taken:

         To approve and adopt the Transaction and to approve an amendment to the Articles of Incorporation of the Company to change the name of the Company to "Orthodontix, Inc."

         Votes:            FOR                 AGAINST                       ABSTAIN
                           2,254,200             --                             --

         To consider and vote upon a proposal to amend and restate Articles of Incorporation of the Company to provide for an authorized class of Preferred Stock consisting of 100,000,000 shares, par value $.0001 per share, with rights, preferences and designations of such shares to be determined by the Board of Directors of the Company.

         Votes:            FOR                 AGAINST                       ABSTAIN
                           2,254,200              --                            --

         To consider and vote upon a proposal to approve the 1997 Embassy Acquisition Corp. Stock Option Plan.

         Votes:            FOR                 AGAINST                       ABSTAIN
                           2,254,200              --                            --

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits.

         27.      Financial Data Schedule

         (b)      Reports on Form 8-K.

                  Current Report on Form 8-K dated April 16, 1998 regarding the consummation of the Transaction.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ORTHODONTIX, INC.



Date:  May 8, 1998                     By: /s/ F.W. Mort Guilford
                                          --------------------------------------
                                          F.W. Mort Guilford, President

Date:  May 8, 1998                     By: /s/ Richard Alfonso
                                          --------------------------------------
                                          Richard Alfonso, Vice President,
                                          Treasurer, Principal Financial Officer

                              FINANCIAL STATEMENTS

                          INDEX TO FINANCIAL STATEMENTS

         Balance Sheets as of March 31, 1998 and December 31, 1997...................................F-3

         Statements of Operations for the Three Months Ended March 31, 1998 and
           March 31, 1997 and for the Period from November 30, 1995
           (date of inception) to March 31, 1998.....................................................F-4

         Statement of Changes in Stockholders' Equity for the Years Ended
           December 31, 1996 and 1997 and for the Three Months Ended March 31,
           1998 and For the Period from November 30, 1995
           (date of inception) to March 31, 1998.....................................................F-5

         Statements of Cash Flows for the Three Months Ended March 31, 1998 and
           March 31, 1997 and for the Period from November 30, 1995
           (date of inception) to March 31, 1998.....................................................F-6

         Notes to Financial Statements...............................................................F-7

                                ORTHODONTIX, INC.
                         F/K/A EMBASSY ACQUISITION CORP.
                        (A DEVELOPMENT STAGE CORPORATION)
                                 BALANCE SHEETS

                          ASSETS
                                                                 MARCH 31, 1998             DECEMBER 31, 1997
                                                             ---------------------        ----------------------

CURRENT ASSETS:
     CASH AND CASH EQUIVALENTS                                       $  475,751                   $  547,939
     RESTRICTED CASH AND CASH EQUIVALENTS                             6,955,040                    6,878,156
     ACCRUED INTEREST RECEIVABLE                                             --                           --
                                                                     ----------                   ----------
          TOTAL CURRENT ASSETS                                        7,430,791                    7,426,095

DEFERRED TAX ASSETS                                                      41,222                       41,222
                                                                     ----------                   ----------

          TOTAL ASSETS                                               $7,472,013                   $7,467,317
                                                                     ==========                   ==========

              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     ACCRUED EXPENSES                                                $   31,815                   $   38,916
     INCOME TAXES PAYABLE                                                39,095                       49,934
                                                                     ----------                   ----------

          TOTAL LIABILITIES                                              70,910                       88,850

COMMON STOCK SUBJECT TO REDEMPTION                                    7,401,103                    7,378,467

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     COMMON STOCK, $.0001 PAR VALUE, 100,000,000 SHARES
          AUTHORIZED, 2,540,000 ISSUED AND OUTSTANDING AT DECEMBER
          31, 1997 AND 1996                                                  --                           --
     RETAINED EARNINGS ACCUMULATED DURING THE DEVELOPMENT STAGE              --                           --
                                                                     ----------                   ----------
          TOTAL STOCKHOLDERS' EQUITY                                         --                           --
                                                                     ----------                   ----------

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $7,472,013                   $7,467,317
                                                                     ==========                   ==========


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                ORTHODONTIX, INC.
                         F/K/A EMBASSY ACQUISITION CORP.
                        (A DEVELOPMENT STAGE CORPORATION)
                            STATEMENTS OF OPERATIONS

                                                                                 FOR THE PERIOD FROM
                                                  FOR THE THREE MONTHS ENDED      NOVEMBER 30, 1995
                                                          MARCH 31,            (DATE OF INCEPTION) TO
                                                    1998           1997            MARCH 31, 1998
                                                 -----------    -----------    ----------------------
OPERATING REVENUES                               $        --    $        --          $      --
                                                 -----------    -----------          ---------

OPERATING EXPENSES:
     GENERAL AND ADMINISTRATIVE                       49,265         12,323            257,705
                                                 -----------    -----------          ---------
          TOTAL OPERATING EXPENSES                    49,265         12,323            257,705
                                                 -----------    -----------          ---------

          LOSS FROM OPERATIONS                       (49,265)       (12,323)          (257,705)
                                                 -----------    -----------          ---------

OTHER INCOME:
     INTEREST INCOME                                  83,561         81,245            671,148
                                                 -----------    -----------          ---------
          OTHER INCOME                                83,561         81,245            671,148
                                                 -----------    -----------          ---------

INCOME BEFORE INCOME TAX PROVISION                    34,296         68,922            413,443

INCOME TAX PROVISION                                  11,661         23,501            140,682
                                                 -----------    -----------          ---------

NET INCOME                                       $    22,635    $    45,421          $ 272,761
                                                 ===========    ===========          =========

PER SHARE DATA:
     NET INCOME PER COMMON AND COMMON
     EQUIVALENT SHARE:

          BASIC                                  $      0.01    $      0.02
                                                 ===========    ===========

          DILUTED                                $      0.01    $      0.02
                                                 ===========    ===========

     WEIGHTED AVERAGE SHARES USED IN COMPUTING
     NET INCOME PER COMMON AND COMMON
     EQUIVALENT SHARE:

          BASIC                                    2,540,000      2,540,000
                                                 ===========    ===========

          DILUTED                                  2,553,101      2,540,000
                                                 ===========    ===========


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                ORTHODONTIX, INC.
                         F/K/A EMBASSY ACQUISITION CORP.
                        (A DEVELOPMENT STAGE CORPORATION)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
             FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1997 AND FOR
          THE THREE MONTHS ENDED MARCH 31, 1998 AND FOR THE PERIOD FROM
             NOVEMBER 30, 1995 (DATE OF INCEPTION) TO MARCH 31, 1998

                                                                                                 COMMON STOCK
                                                                                         -----------------------------
                                                                                            SHARES            AMOUNT
                                                                                         -----------        ----------
ISSUANCE OF STOCK TO ORIGINAL STOCKHOLDERS                                                 1,160,000        $      116
                                                                                           ---------        ----------

BALANCE, DECEMBER 31, 1995                                                                 1,160,000               116

ISSUANCE OF STOCK TO PUBLIC STOCKHOLDERS IN CONNECTION WITH INITIAL PUBLIC OFFERING        1,380,000                --

NET INCOME FOR THE YEAR ENDED DECEMBER 31, 1996                                                   --                --

AMOUNTS ACCRUING TO THE BENEFIT OF PUBLIC STOCKHOLDERS                                            --              (116)
                                                                                           ---------        ----------

BALANCE, DECEMBER 31, 1996                                                                 2,540,000                --

NET INCOME FOR THE YEAR ENDED DECEMBER 31, 1997                                                   --                --

AMOUNTS ACCRUING TO THE BENEFIT OF PUBLIC STOCKHOLDERS                                            --                --
                                                                                           ---------        ----------

BALANCE, DECEMBER 31, 1997                                                                 2,540,000                --

NET INCOME FOR THE THREE MONTHS ENDED MARCH 31, 1998                                              --                --

AMOUNTS ACCRUING TO THE BENEFIT OF PUBLIC STOCKHOLDERS                                            --                --
                                                                                           ---------        ----------

BALANCE, MARCH 31, 1998                                                                    2,540,000        $       --
                                                                                           =========        ==========

                                                                                            ADDITIONAL
                                                                                              PAID-IN        RETAINED
                                                                                              CAPITAL        EARNINGS        TOTAL
                                                                                           ------------     ----------     --------
ISSUANCE OF STOCK TO ORIGINAL STOCKHOLDERS                                                 $  75,962        $       --     $ 76,078
                                                                                           ---------        ----------     --------

BALANCE, DECEMBER 31, 1995                                                                    75,962                --       76,078

ISSUANCE OF STOCK TO PUBLIC STOCKHOLDERS IN CONNECTION WITH INITIAL PUBLIC OFFERING               --                --           --

NET INCOME FOR THE YEAR ENDED DECEMBER 31, 1996                                                   --           131,681      131,681

AMOUNTS ACCRUING TO THE BENEFIT OF PUBLIC STOCKHOLDERS                                       (75,962)         (131,681)    (207,759)
                                                                                           ---------          --------     --------

BALANCE, DECEMBER 31, 1996                                                                        --                --           --

NET INCOME FOR THE YEAR ENDED DECEMBER 31, 1997                                                   --           118,445      118,445

AMOUNTS ACCRUING TO THE BENEFIT OF PUBLIC STOCKHOLDERS                                            --          (118,445)    (118,445)
                                                                                           ---------          --------     --------

BALANCE, DECEMBER 31, 1997                                                                        --                --           --

NET INCOME FOR THE THREE MONTHS ENDED MARCH 31, 1998                                              --            22,635       22,635

AMOUNTS ACCRUING TO THE BENEFIT OF PUBLIC STOCKHOLDERS                                            --           (22,635)     (22,635)
                                                                                           ---------          --------     --------

BALANCE, MARCH 31, 1998                                                                    $      --          $     --     $     --
                                                                                           =========          ========     ========



                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                ORTHODONTIX, INC.
                         F/K/A EMBASSY ACQUISITION CORP.
                        (A DEVELOPMENT STAGE CORPORATION)
                            STATEMENTS OF CASH FLOWS

                                                                                                       FOR THE PERIOD FROM
                                                                   FOR THE THREE MONTHS ENDED           NOVEMBER 30, 1995
                                                                             MARCH 31,               (DATE OF INCEPTION) TO
                                                                      1998             1997              MARCH 31, 1998
                                                                  ------------    -------------      ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   NET INCOME                                                        $  22,635        $  45,421              $   272,761
   ADJUSTMENT TO RECONCILE NET INCOME TO NET CASH USED IN
     OPERATING ACTIVITIES:
       DEFERRED INCOME TAXES                                                --               --                  (41,222)
       NET INTEREST ON RESTRICTED CASH AND CASH EQUIVALENTS            (83,561)         (81,245)                (671,148)
       CHANGES IN CERTAIN ASSETS AND LIABILITIES:
         ACCRUED INTEREST RECEIVABLE                                        --               30                    1,342
         ACCRUED EXPENSES                                               (7,100)          (3,404)                  31,816
         INCOME TAXES PAYABLE                                          (10,839)         (40,498)                  39,095
                                                                     ---------        ---------              -----------

         NET CASH USED IN OPERATING ACTIVITIES                         (78,865)         (79,696)                (367,356)
                                                                     ---------        ---------              -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  INCREASE (DECREASE) IN RESTRICTED CASH AND CASH EQUIVALENTS            6,677            8,894               (6,285,234)
                                                                     ---------        ---------              -----------

         NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES             6,677            8,894               (6,285,234)
                                                                     ---------        ---------              -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   NET PROCEEDS FROM ISSUE OF COMMON STOCK                                  --               --                7,128,341
                                                                     ---------        ---------              -----------

         NET CASH PROVIDED BY FINANCING ACTIVITIES                          --               --                7,128,341
                                                                     ---------        ---------              -----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                   (72,188)         (70,802)                 475,751

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                       547,939          763,965                       --
                                                                     ---------        ---------              -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $ 475,751        $ 693,163              $   475,751
                                                                     =========        =========              ===========


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                ORTHODONTIX, INC.
                         F/K/A EMBASSY ACQUISITION CORP.
                        (A DEVELOPMENT STAGE CORPORATION)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                   (UNAUDITED)


(1) BASIS OF PRESENTATION:

The accompanying interim financial statements presented herein do not include all disclosures provided in the annual financial statements. These unaudited financial statements should be read in conjunction with the annual financial statements and the footnotes for the fiscal year ended on December 31, 1997 thereto contained in the Form 10-KSB of Embassy Acquisition Corp. (the "Company") as filed with the U.S. Securities and Exchange Commission on March 31, 1998.

In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the financial statements. The results of operations for the three months ending March 31, 1998 are not necessarily indicative of the results of operation to be expected for the full year.

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

In accordance with the Offering, 90% of the net proceeds therefrom were placed in an interest bearing escrow account (the "Escrow Fund") subject to the earlier of (i)

                                ORTHODONTIX, INC.
                         F/K/A EMBASSY ACQUISITION CORP.
                        (A DEVELOPMENT STAGE CORPORATION)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                   (UNAUDITED)


(2) ORGANIZATION (CONTINUED):

written notification by the Company of its need for all or substantially all of the Escrow Fund for the purpose of implementing a business combination, (ii) the exercise by certain shareholders of the Redemption Offer, as defined, or (iii) the expiration of no more than 30 months from the date of the Offering. Amounts in the Escrow Fund, including interest earned thereon, are prohibited from being used for any purpose other that a business combination. Such amounts are included in restricted cash and cash equivalents at March 31, 1998.

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

(3) NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE:

The calculation of basic and diluted net income per share for the three months ended March 31, 1998 and 1997 are as follows:

                                                               1998               1997
                                                            ---------          ---------
Net Income                                                  $  22,635          $  45,421
                                                            =========          =========

Basic income per share:
         Weighted average common shares
              outstanding                                   2,540,000          2,540,000
                                                            =========          =========

         Basic income per share                             $    0.01          $    0.02
                                                            =========          =========

                                ORTHODONTIX, INC.
                         F/K/A EMBASSY ACQUISITION CORP.
                        (A DEVELOPMENT STAGE CORPORATION)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                   (UNAUDITED)
(3) NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE (CONTINUED):

Diluted income per share:
         Weighted average common shares
              outstanding                                   2,540,000           2,540,000
         Underwriter warrants                                  13,101                   (1)
                                                            ---------           ---------
         Weighted average common and
              potential common shares
              outstanding                                   2,553,101           2,540,000
                                                            =========           =========

         Diluted income per share                           $    0.01           $    0.02
                                                            =========           =========

   (1) Warrants to purchase 120,000 shares of common stock were not included in computation of diluted net income per share for 1997 since warrants exercise price was greater than the average price of the underlying common shares.

(4) SUBSEQUENT EVENT:

On May 6, 1997, the Company (Embassy Acquisition Corp.) entered into a Letter of Intent with Orthodontix, Inc. ("Orthodontix"), a Florida corporation, regarding a business combination of the Company or its wholly-owned subsidiary and Orthodontix (the "Transaction"). Orthodontix had conducted no operations as of such date other than in connection with its agreements in principle to acquire certain assets, assume certain liabilities and provide long-term management services to certain orthodontic practices (the "Practices").

As of October 30, 1997, the Company and Orthodontix entered into an Agreement and Plan of Merger and Reorganization (the "Agreement") regarding the Transaction. Pursuant to the Agreement, the parties would engage in the Transaction, which at the closing of the Transaction (the "Closing") would result in Orthodontix becoming a wholly-owned subsidiary corporation of the Company in exchange for that number of shares of Common Stock of the Company (the "Merger Stock") representing approximately 56% of the Company's outstanding shares of Common Stock after giving effect to the transaction but without giving effect to any options or warrants to acquire shares of Common Stock which are

(4) SUBSEQUENT EVENT (CONTINUED):

                                ORTHODONTIX, INC.
                         F/K/A EMBASSY ACQUISITION CORP.
                        (A DEVELOPMENT STAGE CORPORATION)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                   (UNAUDITED)

contemplated to be outstanding at the Closing. The actual number of shares to be issued in connection with the transaction was subject, in part, to the average of the closing bid and ask price, as reported on the OTC Electronic Bulletin Board or similar quotation board of the Company's shares of Common Stock for the last 15 trading days immediately preceding the date of the Closing (the "Share Value").

On April 16, 1998, the Company consummated the transaction pursuant to the Agreement. At the Closing (i) Orthodontix became a wholly-owned subsidiary of the Company in exchange for, among other things, 3,374,637 shares of the Company's Common Stock, representing approximately 57.1% of the Company's outstanding Common Stock after giving effect to the transaction; and (ii) the Company changed its name to "Orthodontix, Inc."