Form 10QSB
period 1998-06-30
ORTHODONTIX INC
filed 1998-08-14
CIK 1006281

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1998

               [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                        Commission File Number 000-27836

                                ORTHODONTIX, INC.
                                -----------------
              (Exact name of small business issuer in its charter)

                 FLORIDA                                    65-0643773
    ------------------------------                      -------------------
    (State or other jurisdiction of                     (I.R.S. Employer
    incorporation or organization)                      Identification No.)

           2222 PONCE DE LEON BLVD., 3RD FLOOR, CORAL GABLES, FL 33134
           -----------------------------------------------------------
                    (Address of principal executive offices)

                                 (305) 446-8661
                                 --------------
                (Issuer's telephone number, including area code)

Indicate by check mark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the issuer's common stock, par value $.0001 per share (the "Common Stock") as of August 13, 1998 was 5,914,637.

Traditional Small Business Disclosure Format (check one):  Yes  [X]  No  [ ]

DOCUMENTS INCORPORATED BY REFERENCE:   None

                                ORTHODONTIX, INC.

                                   FORM 10-QSB
                       FOR THE QUARTER ENDED JUNE 30, 1998


                               TABLE OF CONTENTS


PART I.       FINANCIAL INFORMATION......................................................................1

     Item 1.      Financial Statements...................................................................1

     Item 2.      Management's Discussion and Analysis or Plan of Operation..............................1

PART II.      OTHER INFORMATION..........................................................................5

     Item 1.      Legal Proceedings......................................................................5

     Item 2.      Changes in Securities..................................................................5

     Item 3.      Defaults Upon Senior Securities........................................................5

     Item 4.      Submission of Matters to Vote of Security Holders......................................5

     Item 5.      Other Information......................................................................6

     Item 6.      Exhibits and Reports on Form 8-K.......................................................6

SIGNATURES...............................................................................................7

FINANCIAL STATEMENTS...................................................................................F-1

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         The unaudited, condensed consolidated financial statements included herein, commencing at page F-1, have been prepared in accordance with the requirements of Regulation S-B and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the three and six months ended June 30, 1998 are not necessarily indicative of the results of operations expected for the year ending December 31, 1998.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following discussion and analysis contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on current plans and expectations of Orthodontix, Inc. (the "Company") and involve risks and uncertainties that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements. Important factors that could cause actual results to differ include, among others, risks associated with affiliations, fluctuations in operating results because of affiliations and variations in stock price, changes in government regulations, competition, risks of operations and growth of existing and newly affiliated orthodontic practices, and risks detailed in the Company's filings with the Securities and Exchange Commission.

OVERVIEW

         Orthodontix Subsidiary, Inc. (f/k/a Orthodontix, Inc.) consummated a merger with Embassy Acquisition Corp. ("Embassy"), a publicly held Florida corporation, resulting in Orthodontix becoming a wholly owned subsidiary corporation of Embassy (the "Merger"). Under the terms of the Merger, Embassy, among other things, issued a total of 3,374,637 shares of its Common Stock (representing approximately 57.1% of its Common Stock subsequent to the Merger) in exchange for all of the outstanding shares of Common Stock of Orthodontix, the acquisition of certain assets and the assumption of certain liabilities of 26 orthodontic practices (the "Founding Practices") and the entering into of long-term Administrative Services Agreements. In connection with the closing of the Merger, Embassy changed its name to Orthodontix, Inc. (the "Company") and began providing practice management services to the Founding Practices. The Company's Registration Statement on Form S-4, (SEC File No. 333-48677), relating to the Merger is incorporated by reference herein. The Merger resulted in both a change in the majority equity ownership and management of Embassy and the cessation of Embassy's business operations as previously conducted. The Merger was accounted for as a capital transaction equivalent to the issuance of stock by the Company, for the net monetary assets of Embassy accompanied by a recapitalization of Orthodontix. Results of operations for the three and six months ended June 30, 1998 reflect the organizational efforts of the Company prior to the date of the Merger and therefore, in the Company's opinion, are not comparable to the corresponding periods in the preceding year.

         The Founding Practices included 26 orthodontists operating 40 offices in 11 states. Unless the context otherwise requires, references to
(i) "Affiliated Practices" include the Founding Practices, and any orthodontic practice which entered or enters into a similar arrangement with the Company whereby it is provided practice management services by the Company, with orthodontic services provided by the Affiliated Orthodontists; and
(ii) "Affiliated Orthodontists" include orthodontists directly employed by the PA Contractors or the Practitioner PAs, as hereinafter defined.

         The Company provides practice management services to the Affiliated Practices pursuant to a long-term Administrative Services Agreement with separately organized affiliated professional associations (collectively, the "PA Contractors"). Under the Administrative Services Agreements, the Company has control over all non-orthodontic functions of the PA Contractors, including all administrative, management, billing and support functions. Pursuant to the Administrative Services Agreements, the Company incurs the expenses necessary to manage and administer each Affiliated Practice. Such expenses include, but are not limited to, salaries, wages and benefits of Affiliated Practice non-professional personnel (excluding orthodontists and, in some cases, certain clinical personnel) and the office (general and administrative) expenses of the Affiliated Practices. The Company also incurs personnel and administrative expenses in connection with maintaining corporate offices, from which the Company provides the management services. The PA Contractors pay the Company a management fee for its services. In certain states, the fee is equal to a percentage of the gross revenue generated by the underlying Affiliated Practices contracting with the PA Contractors as well as a percentage of the income of such underlying Affiliated Practices. In other states, the management fee consists of a flat base fee, which is determined on an annual basis. Each of the Administrative Services Agreements has a term of 40 years and is subject to renegotiation at the end of such term.

         The PA Contractors directly employ Affiliated Orthodontists pursuant to Employment Agreements or affiliate with other separately formed professional associations owned by Affiliated Orthodontists pursuant to Service Agreements (the "Practitioner PAs"), where such Practitioner PAs directly employ the Affiliated Orthodontists to provide orthodontic services. The Employment Agreements and Service Agreements have terms ranging from two to ten years. The Affiliated Orthodontists generally receive a percentage of the gross revenue generated at the Affiliated Practice as well as a percentage of the income derived from the Affiliated Practice. The Affiliated Orthodontists are required to hold a valid license to practice orthodontics in the jurisdiction in which the Affiliated Orthodontist practices. The Company is responsible for billing patients and third party payors for services rendered by the Affiliated Orthodontist. All of the Affiliated Orthodontists have agreed, for a period of one to two years after the termination of employment or affiliation, not to compete with the Company or the PA Contractor within a defined geographic area and not to solicit Affiliated Orthodontists, other employees or patients of the Affiliated Practices. In all cases, the Company directly employs all non-orthodontic personnel and subject to applicable law directly owns the tangible equipment and other assets used in the practices.

RESULTS OF OPERATIONS (UNAUDITED)

         The financial statements of the Company for the three months ended June 30, 1998 reflect a net loss of $45,840 on revenues of $2,318,637.

         The following table sets forth the percentage of certain items in relation to revenues for the three month period ended June 30, 1998.

                  Management service fee revenue....................100.0%

                  Direct expenses
                      Salaries and benefits..........................36.3%
                      Orthodontic supplies...........................14.0%
                      Rent...........................................10.0%
                      Depreciation and amortization...................2.5%
                      Other..........................................15.2%
                  Total direct expenses .............................78.0%

                      Depreciation and amortization...................0.0%
                      General and administrative.....................23.1%
                  Total expenses....................................101.1%

                  Net operating loss.................................(1.1%)
                  Other (expense) income.............................
                      Interest expense...............................(1.6%)
                      Interest income.................................0.6%
                  Total other (expense) income.......................(1.0%)
                  Net loss...........................................(2.1%)

         MANAGEMENT SERVICE FEE REVENUE. Management service fee revenue reported by the Company is derived by applying the appropriate management fee percentage against adjusted accrual based patient revenue, and adding the reimbursement from the Affiliated Practices of practice expenses paid by the Company.

         DIRECT PRACTICE AND OTHER CORPORATE EXPENSES. Expenses include clinical expenses paid and corporate expenses incurred during the quarter and year-to-date. All expense categories are consistent with management's expectations based upon expense information provided by the Affiliated Practices prior to affiliation with the Company.

         INTEREST INCOME. This represents interest earned on excess cash balances invested primarily in short-term money market accounts and loans to Affiliated Practices.

         For the three month period ended June 30, 1998, the Company incurred $2,342,723 of expenses and derived management service fee revenue of $2,318,637. Included in expenses is a non-cash expense of $108,000 related to the issuance of certain stock options to Affiliated Orthodontists and certain employees of the Company (the "Non-Cash Stock Option Charge"). After giving effect to the Non-Cash Stock Option Charge, the Company incurred a net loss of $45,840 ($.01 per share). Before giving effect to the Non-Cash Stock Option Charge, the Company generated net income of $62,160 ($.01 per share).

LIQUIDITY AND CAPITAL RESOURCES/PLAN OF OPERATION

         Patient accounts receivables are recorded on the Company's balance sheet at net realizable value on the date such account receivable is created. Any subsequent uncollectible account is written off by the Company and is funded by the Affiliated Practice. These accounts receivable should generate funds required for (i) the expenses incurred by the Company to manage and administer the Affiliated Practices, (ii) the management fees, and (iii) salaries for other employees of the Affiliated Practices, with the balance due to the Affiliated Orthodontists of the Affiliated Practices.

         As of June 30, 1998, the Company had a working capital balance of approximately $2.9 million. The Company continues to anticipate the primary uses of capital will include additional affiliation with orthodontic practices, certain costs related to the development of operational efficiencies and funding the working capital needs of the Company and the Affiliated Practices. The Administrative Services Agreements provide for advances by the Company to the Affiliated Practices for working capital requirements and other purposes. Such loans generally bear interest at prime and are repayable over varying periods of time. It is anticipated that the foregoing capital expenditures will be funded from the Company's cash flow from operations and existing working capital.

         As of June 30, 1998 and December 31, 1997, the Company had cash and cash equivalents of $2,846,113 and $84,920, respectively. As of June 30, 1998 and December 31, 1997, the Company had total liabilities of $1,129,366 and $851,290, respectively. The Company's cash is currently invested daily in overnight repurchase obligations. The Company believes that its operating funds will be sufficient for its cash expenses for at least the next twelve months. The Company is currently seeking debt financing and other sources of financing. There can be no assurance that such additional sources of financing will be found.

                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Company is not a party to, nor is it aware of, any pending litigation to which it is a party or of which its property is subject.

ITEM 2.  CHANGES IN SECURITIES

         In connection with the Merger, the Company issued options to acquire an aggregate of up to 956,303 shares of Common Stock (the "Merger Stock Options") subject to certain conditions precedent to exercise. The Company relied upon the exemption in Section 4(2) of the Securities Act of 1933 in connection with the issuance of the Merger Stock Options.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         A special meeting of the Company's shareholders was held on April 16, 1998 (the "April 16 Special Meeting"). The holders of 2,540,000 shares of Common Stock were entitled to vote at such meeting, and there were present, in person or by proxy, 2,254,200 shares of Common Stock. The following matters were voted upon at the April 16 Special Meeting:

                MATTERS SUBMITTED TO VOTE                                    VOTES FOR            VOTES AGAINST
                -------------------------                                    ---------            -------------
Approval and adoption of the Agreement and Plan of
Merger and Reorganization dated October 30, 1997 by and
among Embassy Acquisition Corp. and Orthodontix, Inc.                         2,254,200                   0
providing for the merger of a wholly owned subsidiary of
Embassy with and into Orthodontix, Inc.

Approval and adoption of Amended and Restated Articles
of Incorporation to provide for an authorized class of
Preferred Stock consisting of 100,000,000 shares, par value                   2,254,200                   0
$.0001 per share, with rights, preferences and designations
of such shares to be determined by the Board of Directors

Approval and adoption of the 1997 Stock Option Plan                           2,254,200                   0


ITEM 5.  OTHER INFORMATION

         On August 12, 1998, Robert J. Leahy, the Company's Chief Financial Officer and Treasurer informed the Company's Board of Directors that he intends to resign as the Company's Chief Financial Officer and Treasurer effective at the end of August 1998. Mr. Leahy informed the Company's Board of Directors that his resignation was motivated by his decision to accept a position with a firm unaffiliated with the Company and to pursue what Mr. Leahy considers to be a career change. Upon receipt of this information, the Company commenced an active search for candidates to replace Mr. Leahy.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits.

                  11.1     Statement Re: Computation of Per Share Earnings

                  27       Financial Data Schedule (for SEC use only)

                  99.1     Safe Harbor Compliance Statement.

         (b)      Reports on Form 8-K.

                  On June 30, 1998 the Company filed a Current Report on Form 8-K/A dated April 16, 1998 reporting certain financial information relating to the Merger.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ORTHODONTIX, INC.
                                        (Registrant)



Date: August 13, 1998                   By: /s/ F.W. Mort Guilford
                                            -----------------------
                                            F.W. Mort Guilford
                                            President



Date:  August 13, 1998                  By: /s/ Robert Leahy
                                            -----------------
                                            Robert Leahy
                                            Treasurer, Chief Financial Officer

                          INDEX TO FINANCIAL STATEMENTS







         Condensed Consolidated Balance Sheets as of June 30, 1998
           and December 31, 1997.....................................................................F-2

         Condensed Consolidated Statements of Operations for the Three
           and Six Months Ended June 30, 1998 and 1997...............................................F-3

         Condensed Consolidated Statements of Cash Flows for the Six
           Months Ended June 30, 1998 and 1997.......................................................F-4

         Notes to Condensed Consolidated Financial Statements........................................F-5

PART 1 - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ORTHODONTIX, INC.
F/K/A EMBASSY ACQUISITION CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                  June 30, 1998      December 31,
                               ASSETS                                              (Unaudited)        1997
                                                                                ----------------   ----------------
Current assets:
    Cash and cash equivalents                                                        $2,846,113      $   84,920
    Patient receivables and unbilled patient receivables, net of allowance
        of $804,000 at June 30, 1998                                                    979,275               0
    Prepaid expenses and other current assets                                           178,937             130
                                                                                     ----------      ----------

      Total current assets                                                            4,004,325          85,050

Property and equipment, net of accumulated depreciation of
   $3,907,050 at June 30, 1998 and $377 at December 31, 1997                            835,092           3,400
Note and other receivables                                                              227,468          50,000
Other assets                                                                             18,403           5,215
                                                                                     ----------      ----------

      Total assets                                                                   $5,085,288      $  143,665
                                                                                     ==========      ==========

                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable and accrued liabilities                                         $  678,173      $   57,502
    Patient prepayments                                                                  21,718               0
    Bank line of credit                                                                       0         496,283
    Income taxes payable                                                                375,945               0
                                                                                     ----------      ----------

      Total current liabilities                                                       1,075,836         553,785

Leases payable                                                                           53,530               0
Due to shareholders                                                                           0         297,505
                                                                                     ----------      ----------

      Total liabilities                                                               1,129,366         851,290
                                                                                     ----------      ----------

Commitments and contingencies

Stockholders' equity:
    Preferred stock, $.0001 par value, 100,000,000 and 1,000,000 shares authorized at June 30, 1998 and December 31, 1997, respectively,
        shares issued and outstanding                                                         0               0
    Common stock, $.0001 par value, 100,000,000 shares authorized, 5,914,637 shares and 1,300,000 shares issued and outstanding at June 30, 1998 and
        December 31, 1997, respectively                                                     591             130
    Additional paid-in capital                                                        5,390,513               0
    Less: deferred compensation - stock options                                        (485,401)              0
    Accumulated deficit                                                                (949,781)       (707,755)
                                                                                     ----------      ----------

      Total stockholders' equity (deficit)                                            3,955,922        (707,625)
                                                                                     ----------      ----------

      Total liabilities and stockholders' equity                                     $5,085,288      $  143,665
                                                                                     ==========      ==========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

ORTHODONTIX, INC.
F/K/A EMBASSY ACQUISITION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                           THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                JUNE 30,                            JUNE 30,
                                                      -----------------------------       -----------------------------
                                                          1998             1997               1998             1997
                                                      ------------      -----------       -----------       -----------
Management service fee revenue                        $ 2,318,637       $         0       $ 2,318,637       $         0
                                                      -----------       -----------       -----------       -----------

Direct practice expenses:
    Salaries and benefits                                 840,802                 0           840,802                 0
    Orthodontic supplies                                  324,750                 0           326,059                 0
    Rent                                                  232,004                 0           232,004                 0
    Depreciation and amortization                          56,833                 0            56,833                 0
    Other                                                 353,390                 0           355,945                 0
                                                      -----------       -----------       -----------       -----------

      Total direct practice expenses                    1,807,779                 0         1,811,643                 0

Depreciation and amortization                                 495                 0               684                 0
General and administrative                                534,449           138,718           717,225           242,039
                                                      -----------       -----------       -----------       -----------

      Total expenses                                    2,342,723           138,718         2,529,552           242,039
                                                      -----------       -----------       -----------       -----------

      Net operating loss                                  (24,086)         (138,718)         (210,915)         (242,039)

Other (expense) income:
    Interest expense                                      (36,188)                0           (45,559)                0
    Interest income                                        14,434                10            14,448                14
                                                      -----------       -----------       -----------       -----------

      Total other (expense) income                        (21,754)               10           (31,111)               14
                                                      -----------       -----------       -----------       -----------

Net loss                                              $   (45,840)      $  (138,708)      $  (242,026)      $  (242,025)
                                                      ===========       ===========       ===========       ===========

Earnings per common and common equivalent share:
    Basic                                             $     (0.01)      $     (0.11)      $     (0.07)      $     (0.19)
                                                      ===========       ===========       ===========       ===========
    Diluted                                           $     (0.01)      $     (0.11)      $     (0.07)      $     (0.19)
                                                      ===========       ===========       ===========       ===========
Weighted average number of
  common equivalent shares
  outstanding - Basic and Diluted                       5,153,983         1,300,000         3,237,638         1,300,000
                                                      ===========       ===========       ===========       ===========









THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

ORTHODONTIX, INC.
F/K/A EMBASSY ACQUISITION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                           SIX MONTHS ENDED
                                                                                JUNE 30,
                                                                         1998              1997
                                                                     -----------       -----------

Cash flows from operating activities:
    Net loss                                                         $  (242,027)      $  (242,025)
    Adjustments to reconcile net loss to net cash provided
        by (used in) operating activities (net of practice
        assets acquired):
      Depreciation and amortization                                       57,517                 0
      Noncash compensation expense                                       108,374                 0
      Changes in assets and liabilities:
         Patient receivables and unbilled patient receivables            (39,418)                0
         Prepaid expenses and other current assets                      (178,807)                0
         Other assets                                                    (13,188)                0
         Accounts payable and accrued liabilities                        610,670            52,971
         Patient prepayments                                              21,718                 0
                                                                     -----------       -----------

            Net cash provided by (used in) operating activities          324,839          (189,054)
                                                                     -----------       -----------

Cash flows from investing activities:
    Purchase of property and equipment                                   (10,074)                0
    Purchase of practice assets                                       (3,365,589)                0
    Payment of notes receivable                                           52,532                 0
    Investment in notes receivable                                      (230,000)                0
                                                                     -----------       -----------

            Net cash used in investing activities                     (3,553,131)                0
                                                                     -----------       -----------

Cash flows from financing activities:
    Payment of lease obligation                                          (12,500)                0
    Payment of bank line of credit, net                                 (496,283)                0
    Proceeds from merger, net of costs                                 6,795,773                 0
    (Repayments to) advances from shareholders, net                     (297,505)          187,459
                                                                     -----------       -----------

            Net cash provided by financing activities                  5,989,485           187,459
                                                                     -----------       -----------

Net increase (decrease) in cash and cash equivalents                   2,761,193            (1,595)

Cash and cash equivalents at beginning of period                          84,920             2,682
                                                                     -----------       -----------

Cash and cash equivalents at end of period                           $ 2,846,113       $     1,087
                                                                     ===========       ===========



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

ORTHODONTIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1998
(UNAUDITED)



1.     BASIS OF PRESENTATION:

       The accompanying unaudited condensed consolidated interim financial statements of Orthodontix, Inc. (f/k/a Embassy Acquisition Corp.) (the "Company" or "Orthodontix") presented herein do not include all disclosures required by generally accepted accounting principles for a complete set of financial statements. In the opinion of management, these financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of interim periods.

       The results of operations for the three and six months ended June 30, 1998 are not necessarily indicative of the results of operations to be expected for the year ended December 31, 1998. The unaudited condensed consolidated interim financial statements should be read in conjunction with the Form S-4 of Embassy Acquisition Corp. ("Embassy") as filed with the U.S. Securities and Exchange Commission on March 26, 1998.

       The consolidated financial statements are prepared in accordance with the consensus reached by the Financial Accounting Standards Board's Emerging Issues Task Force with respect to physician practice management companies. The Company does not meet the conditions and, therefore, does not consolidate the results of operations of the Founding Practices (See
       Note 2) into its consolidated statements of operations.

2.     ORGANIZATION:

       Effective April 16, 1998, the merger of Orthodontix and Embassy with and into Embassy (the "Merger") was completed. Each Orthodontix common share converted to one share of Embassy common stock. As a result of the Merger, the outstanding common stock of Orthodontix converted into shares of Embassy common stock. Embassy's outstanding common stock and Embassy's articles of incorporation were amended to change Embassy's name to Orthodontix, Inc. Additionally, the Company authorized a class of Preferred Stock consisting of 100,000,000 shares, par value $.0001. The Merger has been treated as a capital transaction equivalent to the issuance of stock, 2,540,000 shares, by the Company for the net monetary assets of Embassy of approximately $7.4 million at the closing accompanied by a recapitalization of Orthodontix. The Company incurred merger costs of approximately $600,000 in connection with the Merger.

ORTHODONTIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1998
(UNAUDITED)


2.     ORGANIZATION, CONTINUED:

       On April 16, 1998, the Company acquired, simultaneously with the closing of the Merger, certain assets and assumed certain liabilities of 26 orthodontic practices (the "Founding Practices") (collectively referred to as the "Affiliated Acquisitions"), with a net book value of approximately $1.4 million, in exchange for 2,074,637 million shares of common stock and approximately $3.4 million in cash. The Company will not employ orthodontists or control the practice of orthodontics by the orthodontists employed by the professional corporations (collectively, the "PCs"). The Company executed Administrative Services Agreements and does not hold any equity ownership interest in the PCs, therefore, the Affiliated Acquisitions were not deemed to be business combinations. Because each of the owners of the Founding Practices was a Promoter of the transaction, in accordance with the Securities and Exchange Commission's Staff Accounting Bulletin No. 48, "Transfers of Nonmonetary Assets by Promoters or Shareholders", transferred nonmonetary assets and assumed liabilities are accounted for at the historical cost basis of the Founding Practices and any monetary assets assumed and any monetary liabilities included in the Affiliated Acquisitions are recorded at fair value. The cash consideration paid in excess of net assets transferred is reflected as a dividend paid by the Company.

       In addition, the Company recorded additional paid-in capital of approximately $594,000 in connection with stock options issued in connection with the Merger (See Note 5).

       The Company provides practice management services and has entered long-term Administrative Services Agreements with the PCs or orthodontists. Under the Administrative Services Agreements, the Company will provide management services which include consultation and other activities regarding the suitability of facilities and equipment, nonprofessional staffing, regulatory compliance, productivity improvements, inventory and supplies management, information systems management, and, subject to applicable law, other services as the Company deems necessary to meet the day-to-day requirements of the Founding Practices. The practices pay the Company a management fee for its services under the Administrative Services Agreements which have terms of 40 years and are subject to renegotiation at the end of such terms.

3.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

       CASH AND CASH EQUIVALENTS

       For the purposes of the statement of cash flows, the Company considers all highly liquid financial instruments with maturities of three months or less at the date of purchase to be cash equivalents.

       PROPERTY AND EQUIPMENT, NET

       Property and equipment is stated at historical cost. Depreciation of property and equipment is calculated using the straight line method over the estimated useful lives of the assets of three to five years. Routine maintenance and repairs are charged to expense as incurred, while costs of betterments and renewals are capitalized.

ORTHODONTIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1998
(UNAUDITED)



3.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

       ACCOUNTS RECEIVABLE

       After the Affiliated Acquisitions by the Company, the Company continues to purchase patient accounts receivable generated by the Founding Practices and records these receivables on the balance sheet of the Company. The receivables are recorded at net realizable value on the date of purchase. Any subsequent uncollectible account is written off by the Company and the Founding Practice revenue is reduced accordingly. The impact on the Company from such write-offs is a loss of management fees revenue because practice revenue is reduced.

       Unbilled patient receivables represent the earned revenue in excess of billings to patients as of the end of each period. Patient prepayments represent collections from patients or their insurance companies which are received in advance of the performance of the related services.

       MANAGEMENT FEE REVENUE

       Revenue from managing the practices is recognized on a monthly basis as the services are provided. The revenue of the Company consists of the sum of the management service fees and such amounts equal to the operating expenses of orthodontic practices assumed by the Company under such Administrative Services Agreements.

       In general, the Administrative Services Agreements provide for the payment of fees to the Company based on a negotiated percentage of the accrued patient revenue of each Founding Practice. Patient revenue is recognized by the Founding Practice as orthodontic services are performed. If the patient enters into a long-term orthodontic contract, approximately 24% of the contract value is recognized at the initial treatment date. The 24% estimated revenue is based on the estimated costs incurred by each Founding Practice at that time as compared to the total costs of providing the contracted services and is consistent with industry standards. The percentage includes the estimated costs of diagnosis and treatment plan development, initial treatment by orthodontic personnel, orthodontic supplies, and associated administrative services. Expenses not required to be paid by the Company pursuant to the Administrative Service Agreements primarily consist of professional expenses of the orthodontists.

ORTHODONTIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1998
(UNAUDITED)



3.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

       INCOME TAXES

       The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," which requires recognition of deferred tax assets and liabilities for expected future tax consequences of events that have been recognized in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and the tax bases of such assets and liabilities using enacted tax rates and laws in effect in the years in which the differences are expected to reverse.

       The Company has incurred a net loss for the three and six months ended June 30, 1998. The Company has recognized no tax benefit from this loss. Management is currently evaluating whether such losses can by utilized to offset the income tax liability related to certain assets acquired in connection with the Affiliated Acquisitions. Due to the uncertainty associated with the recognition of such income tax benefits, no amounts have been reflected in the accompanying Statement of Operations.

       EARNINGS PER SHARE

       Basic earnings per share is calculated by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing the net loss by the weighted average number of common and potential common equivalent shares outstanding during the period. Potential common shares consist of the dilutive effect of outstanding options calculated using the treasury stock method. Potential common shares for 1998 are antidilutive and, thus, are excluded from the calculation of earnings per share.

       STOCK OPTIONS

       SFAS No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options and other equity instruments based on fair value accounting rules. The Company has chosen not to apply the fair value accounting rules in the statements of operations for employee stock-based compensation. Such treatment is required for non-employee stock-based compensation, including options granted to the orthodontists.

ORTHODONTIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1998
(UNAUDITED)



4.     ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

       Accounts payable and accrued expenses consists of the following:

                                          JUNE 30,     DECEMBER 31,
                                            1998          1997
                                          --------     ------------

       Accounts payable                   $478,486      $ 54,279
       Accrued salaries and benefits       199,687         3,223
                                          --------      --------

                                          $678,173      $ 57,502
                                          ========      ========

5.     STOCK OPTIONS:

       In conjunction with the Merger, the Company adopted an option plan (the "Option Plan") that provides for granting up to 500,000 shares of common stock by November 18, 2007. The Option Plan provides for the issuance of incentive stock options and non-qualified stock options. Under the Option Plan, options may be granted at not less than the fair market value of the stock on the date of the grant. The term of each option generally may not exceed ten years. At June 30, 1998, no options had been granted under the Option Plan.

       In connection with the Merger, certain directors, officers, employees and non-employees of the Company were awarded 956,303 stock options outside the Option Plan at exercise prices ranging from $7.29 to $9.11 per share. The options vest over varying periods of time.

       As part of the 956,303 stock options granted, the Company recognized compensation expense of approximately $72,000 for the three and six months ended June 30, 1998 related to 185,000 options granted to employees for which the fair value of the stock on the date granted exceeded the exercise price. In addition, the Company determined the fair market value of the 97,500 options granted to members of the Advisory Board, who are non-employees, to be approximately $522,000 based on the Black-Scholes option-pricing model (the "Model"). Of such amount, approximately $36,000 was recorded as compensation expense for the three and six month periods ended June 30, 1998 and $486,000 is recorded as unearned compensation at June 30, 1998 which will be amortized over the three year period that these options vest. Unearned compensation with respect to these options is included as a separate component of stockholders' equity at June 30, 1998. The fair value of each option granted to a nonemployee is estimated on the date of grant using the Model with the following weighted average assumptions used: no dividend yield; expected volatility of the underlying stock of 70%; risk-free interest rate of 5.57% covering the related option periods; and expected lives of the options of 2 to 5 years based on the related option periods.

ORTHODONTIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1998
(UNAUDITED)


5.     STOCK OPTIONS, CONTINUED:

       As part of the 956,303 stock options granted, options to purchase up to 291,303 shares were granted to certain orthodontists. Such options are not exercisable unless the orthodontists' practices reach certain revenue levels over a five year period. If such options were exercisable on the date of the Merger, the Company would have recorded an additional compensation expense of approximately $1.4 million over a five year period based on the Model. Compensation expense, if any, will be recorded to the extent the performance criteria are attained based on the value of the options using the Model on the date such performance criteria are attained.

6.     COMMITMENTS AND CONTINGENCIES:

       The Company leases office facilities, certain furniture and equipment, and automobiles under noncancelable operating leases which expire at various dates. Additionally, the Company leases equipment under a capital lease which expires at June 30, 2002.

7.     RELATED PARTIES:

       In April 1998, the Company advanced $230,000 to two shareholders of the Company. These notes bear interest at 6% per annum. Such amounts are due in monthly installments through May 2013.