Form 10QSB
period 1998-09-30
ORTHODONTIX INC
filed 1998-11-16
CIK 1006281

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended September 30, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from _____ to _____

                         Commission File No. 000-27836

                               ORTHODONTIX, INC.
                               -----------------
       (Exact name of small business issuer as specified in its charter)

            FLORIDA                                             65-0643773
-------------------------------                             -------------------
(State or other jurisdiction of                                (IRS Employer
incorporation or organization)                              Identification No.)

                      2222 Ponce de Leon Blvd., 3rd Floor
                          Coral Gables, Florida 33134
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (305) 446-8661
                                 --------------
                          (Issuer's Telephone Number)

              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

         Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and
(2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

         On November 13, 1998, the number of shares of Common Stock of the issuer outstanding was 5,881,721.

         Traditional Small Business Disclosure Format (check one) Yes [X] No [ ]

         Documents Incorporated By Reference                  None

                               ORTHODONTIX, INC.
                                  FORM 10-QSB
                        QUARTER ENDED SEPTEMBER 30, 1998


                               TABLE OF CONTENTS


PART I   FINANCIAL INFORMATION................................................1

ITEM 1.  FINANCIAL STATEMENTS.................................................1
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
            OPERATION.........................................................1

PART II  OTHER INFORMATION....................................................6

ITEM 1.  LEGAL PROCEEDINGS....................................................6
ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS............................6
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES......................................6
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................6
ITEM 5.  OTHER INFORMATION....................................................6
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.....................................6

SIGNATURES....................................................................7

FINANCIAL STATEMENTS........................................................F-1

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         The unaudited, condensed consolidated financial statements included herein, commencing at page F-1, have been prepared in accordance with the requirements of Regulation S-B and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the three and nine months ended September 30, 1998 are not necessarily indicative of the results of operations expected for the year ending December 31, 1998.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following discussion and analysis contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on current plans and expectations of Orthodontix, Inc. (the "Company") and involve risks and uncertainties that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements. Important factors that could cause actual results to differ include, among others, risks associated with affiliations, fluctuations in operating results because of affiliations and variations in stock price, the ability of the Company to be repaid certain cash advances made for the benefit of the Founding Practices (as defined below), changes in government regulations, competition, risks of operations and growth of existing and newly affiliated orthodontic practices, and risks detailed in the Company's filings with the Securities and Exchange Commission.

OVERVIEW

         On April 16, 1998, Orthodontix Subsidiary, Inc. (f/k/a Orthodontix, Inc.) consummated a merger with Embassy Acquisition Corp. ("Embassy"), a publicly held Florida corporation, resulting in Orthodontix becoming a wholly owned subsidiary corporation of Embassy (the "Merger"). Under the terms of the Merger, Embassy, among other things, issued a total of 3,341,721 shares of its Common Stock (representing approximately 56.8% of its Common Stock subsequent to the Merger) in exchange for all of the outstanding shares of Common Stock of Orthodontix, the acquisition of certain assets and the assumption of certain liabilities of 26 orthodontic practices (the "Founding Practices") and the entering into of long-term administrative services agreements. In connection with the closing of the Merger, Embassy changed its name to Orthodontix, Inc. (the "Company") and began providing practice management services to the Founding Practices. The Company's Registration Statement on Form S-4, (SEC File No. 333-48677), relating to the Merger is incorporated by reference herein. The Merger resulted in both a change in the majority equity ownership and management of Embassy and the cessation of Embassy's business operations as previously conducted. The Merger was accounted for as a capital transaction equivalent to the issuance of stock by the Company, for the net monetary assets of Embassy accompanied by a recapitalization of Orthodontix. Results of operations for the three and nine months ended September 30, 1997 reflect the organizational efforts of the Company prior to the date of the Merger and therefore, in the Company's opinion, are not comparable to the corresponding period in the current year.

         The Founding Practices included 27 orthodontists operating 48 offices in 11 states. Unless the context otherwise requires, references to
(i)"Affiliated Practices" include the Founding Practices, and any orthodontic practice which entered or enters into a similar arrangement with the Company whereby it is provided practice management services by the Company, with orthodontic services provided by the Affiliated Orthodontists; and
(ii)"Affiliated Orthodontists" include orthodontists directly employed by the PA Contractors or the Practitioner PAs, as hereinafter defined.

         The Company provides practice management services to the Affiliated Practices pursuant to long-term Administrative Services Agreement with separately organized affiliated professional associations (collectively, the "PA Contractors"). Under the Administrative Services Agreements, the Company has control over all non-orthodontic functions of the PA Contractors, including all administrative, management, billing and support functions. Pursuant to the Administrative Services Agreements, the Company incurs the expenses necessary to manage and administer each Affiliated Practice. Such expenses include, but are not limited to, salaries, wages and benefits of Affiliated Practice non-professional personnel (excluding orthodontists and, in some cases, certain clinical personnel) and the office (general and administrative) expenses of the Affiliated Practices. The Company also incurs personnel and administrative expenses in connection with maintaining corporate offices, from which the Company provides the management services. The PA Contractors pay the Company a management fee for its services. In certain states, the fee is equal to a percentage of the gross revenue generated by the underlying Affiliated Practices contracting with the PA Contractors as well as a percentage of the income of such underlying Affiliated Practices. In other states, the management fee consists of a flat base fee, which is determined on an annual basis. Each of the Administrative Services Agreements has a term of 40 years and is subject to renegotiation at the end of such term.

         The PA Contractors directly employ Affiliated Orthodontists pursuant to Employment Agreements or affiliate with other separately formed professional associations owned by Affiliated Orthodontists pursuant to Service Agreements (the "Practitioner PAs"), where such Practitioner PAs directly employ the Affiliated Orthodontists to provide orthodontic services. The Employment Agreements and Service Agreements have terms ranging from two to ten years. The Affiliated Orthodontists generally receive a percentage of the gross revenue generated at the Affiliated Practice as well as a percentage of the income derived from the Affiliated Practice. The Affiliated Orthodontists are required to hold a valid license to practice orthodontics in the jurisdiction in which the Affiliated Orthodontist practices. The Company is responsible for administering the billing of patients and third party payors for services rendered by the Affiliated Orthodontist. All of the Affiliated Orthodontists have agreed, for a period of one to two years after the termination of employment or affiliation, not to compete with the Company or the PA Contractor within a defined geographic area and not to solicit Affiliated Orthodontists, other employees or patients of the Affiliated Practices. In all cases, the Company directly employs all non-orthodontic personnel and subject to applicable law directly owns the tangible equipment and other assets used in the practices.

RESULTS OF OPERATIONS (UNAUDITED)

THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1997.

MANAGEMENT SERVICE FEE REVENUE

         Management service fee revenue reported by the Company is derived by applying the appropriate management fee percentage against adjusted accrual based patient revenue, and adding the reimbursement from the Affiliated Practices of practice expenses paid by the Company. Management service fee revenue for the three months and nine months ended September 30, 1998 was approximately $2.9 million and $5.2 million, respectively. For the three and nine months ended September 30, 1997, the Company did not have any management service fee revenue because the Company had not yet affiliated with any Affiliated Practices.

DIRECT PRACTICE AND CORPORATE EXPENSES

         Direct practice expenses include clinical and other practice expenses and corporate expenses include corporate general and administrative expenses. The Company incurred direct practice expenses of approximately $2.3 million and $4.1 million for the three and nine months ended September 30, 1998, respectively. The Company's direct practice expenses consist primarily of salaries and benefits, orthodontic supplies, rent, advertising and marketing, general and administrative and depreciation and amortization expenses. The Company also incurred corporate general and administrative expenses of approximately $0.7 million and $1.4 million for the three and nine months ended September 30, 1998, respectively. For the three and nine months ended September 30, 1997, the Company incurred corporate general and administrative expenses of approximately $199,000 and $442,000, respectively, which represented corporate organizational costs.

INTEREST INCOME

         Interest income represents interest earned on excess cash balances invested primarily in short-term money market accounts and overnight repurchase agreements as well as loans to certain of the Affiliated Orthodontists. For the three and nine months ended September 30, 1998, the Company's interest income was approximately $35,000 and $50,000, respectively.

NET INCOME (LOSS)

         For the three months ended September 30, 1998, the Company derived management service fee revenue of approximately $2.9 million and incurred expenses of approximately $2.9 million. Included in expenses for the three months ended September 30, 1998 are non-cash expense items of approximately $93,000 related to, among other things, the issuance of stock options to Affiliated Orthodontists (the "Three Month Non-Cash Charge"). After giving effect to the Three Month Non-Cash Charge, the Company incurred a net loss of approximately $10,000. Before giving effect to the Three Month Non-Cash Charge, the Company generated net income of approximately $83,000.

         For the nine months ended September 30, 1998, the Company derived management service fee revenue of approximately $5.22 million and incurred expenses of approximately $5.47 million for a net loss of approximately $252,000 or approximately $.06 per share. Included in the expenses for the nine months ended September 30, 1998 are expenses of approximately $196,000 incurred during the period prior to the commencement of the Company's operations and non-cash expense items of approximately $202,000, principally related to the issuance of stock options to Affiliated Orthodontists and certain key employees. Since April 16, 1998, the date of the Merger, the Company's net income, excluding non-cash expense items, was approximately $146,000.

         Net income excluding non-cash expense items is not presented as an alternative to operating results or cash flow from operations as determined by generally accepted accounting principles (GAAP) but rather to provide additional information related to the ability of the Company to meet its cash flow needs. This information should not be considered in isolation from, or construed as having greater importance than GAAP operating income/loss or cash flows from operations as a measure of an entity's performance.

         For the three and nine months ended September 30, 1997, the Company generated a net loss of approximately $203,000 and $445,000, or $.16 and $.34 per share, respectively.

         The following table sets forth the percentage of certain items in relation to revenues for the three month period ended September 30, 1998.

                  Management service fee revenue....................100.0%

                  Direct practice expenses
                      Salaries and benefits .........................36.8%
                      Orthodontic supplies...........................15.6%
                      Rent...........................................12.0%
                      Depreciation and amortization...................2.2%
                      Other..........................................11.7%
                  Total direct practice expenses ....................78.3%

                      Corporate depreciation and
                         amortization.................................0.3%
                      Corporate general and administrative...........22.8%
                  Total expenses....................................101.4%

                  Net operating loss.................................(1.4%)
                  Other income (expense)
                      Interest income.................................1.2%
                      Interest expense...............................(0.1%)
                  Total other income..................................1.1%

                  Net loss...........................................(0.3%)

LIQUIDITY AND CAPITAL RESOURCES/PLAN OF OPERATION

         Patient accounts receivable are recorded on the Company's balance sheet at net realizable value on the date such account receivable is created. These accounts receivable should generate funds required for (i) the expenses incurred by the Company to manage and administer the Affiliated Practices, (ii) the management fees, and (iii) salaries for the professional and non-professional staff employed at the Affiliated Practices.

         As of September 30, 1998, the Company had a working capital balance of approximately $2.8 million. The Company continues to anticipate the primary uses of capital will include additional affiliation with orthodontic practices, certain costs related to the development of operational efficiencies and funding the working capital needs of the Company and the Affiliated Practices. The Administrative Services Agreements provide for advances by the Company for the benefit of the Affiliated Practices for working capital requirements and other purposes. The Company believes that such loans are repayable over varying periods of time as adequate funds are generated by the Affiliated Practices. The balance of advances for the benefit of Affiliated Practices as of September 30, 1998 was approximately $1.4 million, of which $400,000 is classified as a long term asset as such amounts will not be repaid within the current operating cycle.

         As of September 30, 1998 and December 31, 1997, the Company had cash and cash equivalents of $1,778,871 and $84,920, respectively. As of September 30, 1998 and December 31, 1997, the Company had total liabilities of $1,239,725 and $851,290, respectively. The Company's cash is currently invested in money market accounts and overnight repurchase agreements. The Company believes that its operating funds will be sufficient for its cash expenses for at least the next twelve months. The Company is currently seeking debt financing and other sources of financing. There can be no assurance that such additional sources of financing will be found.

YEAR 2000 COMPLIANCE

         Many computer systems in use today were designed and developed using two digits, rather than four, to specify the year. As a result, such systems will recognize the year 2000 as 00. This could cause many computer applications to fail completely or to create erroneous results unless corrective measures are taken. The Company utilizes software and related computer technologies essential to its operations that may be affected by the Year 2000 issue. The Company presently intends to implement a plan of action which the Company believes will result in the Company's computer systems being Year 2000 compliant by June 30, 1999. Although there can be no assurances as to the cost associated with this plan, the Company currently believes that such cost is not expected to be material as it relates to the Company's financial condition.

                                    PART II
                               OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Company is not a party to, nor is it aware of, any pending litigation to which it is a party or of which its property is subject.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the third quarter ended September 30, 1998, no matters were submitted to a vote of security holders of the Company through the solicitation of proxies or otherwise.

ITEM 5.  OTHER INFORMATION

         Effective September 1, 1998, Robert J. Leahy resigned as the Chief Financial Officer and Edward Strongin became the Acting Chief Financial Officer of the Company. In October 1998, Mel Gottlieb resigned as a member of the Company's Board of Directors and Stephen Bittel was appointed as a member of the Company's Board of Directors.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits.

                  11.1     Statement Re: Computation of Per Share Earnings
                  27.1     Financial Data Schedule
                  99.1     Safe Harbor Compliance Statement

         (b)      Reports on Form 8-K

                  None.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 ORTHODONTIX, INC.
                                 (Registrant)


Date: November 13, 1998          By:  /s/ F.W. Mort Guilford
                                    -------------------------------------------
                                      F.W. Mort Guilford
                                      President (Principal Executive Officer)


Date: November 13, 1998          By:  /s/ Edward Strongin
                                    -------------------------------------------
                                      Edward Strongin
                                      Acting Chief Financial Officer (Principal
                                      Financial and Accounting Officer)

                         INDEX TO FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets as of September 30, 1998
  and December 31, 1997.....................................................F-2

Condensed Consolidated Statements of Operations for the Three and
  Nine Months Ended September 30, 1998 and 1997.............................F-3

Condensed Consolidated Statements of Cash Flows for the Nine Months
  Ended September 30, 1998 and 1997.........................................F-4

Notes to Condensed Consolidated Financial Statements........................F-5

PART 1 - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

ORTHODONTIX, INC.
F/K/A EMBASSY ACQUISITION CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                     SEPTEMBER 30, 1998      DECEMBER 31,
                                     ASSETS                                              (UNAUDITED)             1997
                                                                                         ------------        ------------
Current assets:
     Cash and cash equivalents                                                           $  1,778,871        $     84,920
     Patient receivables and unbilled patient receivables, net of allowance
         of $951,234 at September 30, 1998                                                  1,144,721                   0
     Prepaid expenses and other current assets, principally advances
         to affiliated practices                                                            1,060,879                 130
                                                                                         ------------        ------------

       Total current assets                                                                 3,984,471              85,050

Property and equipment, net of accumulated depreciation of
   $3,980,217 at September 30, 1998 and $377 at December 31, 1997                             812,693               3,400
Notes and other receivables                                                                   400,080              50,000
Other assets                                                                                   31,672               5,215
                                                                                         ------------        ------------

       Total assets                                                                      $  5,228,916        $    143,665
                                                                                         ============        ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued liabilities                                            $    476,278        $     57,502
     Patient prepayments                                                                      319,688                   0
     Bank line of credit                                                                            0             496,283
     Income taxes payable                                                                     375,945                   0
                                                                                         ------------        ------------

       Total current liabilities                                                            1,171,911             553,785

Leases payable                                                                                 67,814                   0
Due to shareholders                                                                                 0             297,505
                                                                                         ------------        ------------

       Total liabilities                                                                    1,239,725             851,290
                                                                                         ------------        ------------

Commitments and contingencies

Stockholders' equity:
     Preferred stock, $.0001 par value, 100,000,000 and 1,000,000 shares authorized at September 30, 1998 and December 31, 1997, respectively,
         0 shares issued and outstanding                                                            0                   0
     Common stock, $.0001 par value, 100,000,000 shares authorized,
         5,881,721 shares and 1,300,000 shares issued and outstanding
         at September 30, 1998 and December 31, 1997, respectively                                588                 130
     Additional paid-in capital                                                             5,390,516                   0
     Less: deferred compensation - stock options                                             (441,932)                  0
     Accumulated deficit                                                                     (959,981)           (707,755)
                                                                                         ------------        ------------

       Total stockholders' equity (deficit)                                                 3,989,191            (707,625)
                                                                                         ------------        ------------

       Total liabilities and stockholders' equity                                        $  5,228,916        $    143,665
                                                                                         ============        ============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

ORTHODONTIX, INC.
F/K/A EMBASSY ACQUISITION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                          THREE MONTHS ENDED               NINE MONTHS ENDED
                                                             SEPTEMBER 30,                   SEPTEMBER 30,
                                                     ------------------------------  ------------------------------
                                                         1998            1997            1998             1997
                                                     -------------   --------------  --------------   -------------

Management service fee revenue                       $  2,899,515    $           0   $   5,218,152    $          0
                                                     -------------   --------------  --------------   ------------

Direct practice expenses:
     Salaries and benefits                              1,066,932                0       1,907,734               0
     Orthodontic supplies                                 452,230                0         778,289               0
     Rent                                                 348,213                0         580,217               0
     Depreciation and amortization                         64,581                0         121,414               0
     Other                                                339,548                0         695,493               0
                                                     -------------   --------------  --------------   ------------

       Total direct practice expenses                   2,271,504                0       4,083,147               0

Depreciation and amortization                               8,585                0           9,269               0
General and administrative                                661,070          199,486       1,378,295         441,525
                                                     -------------   --------------  --------------   ------------

       Total expenses                                   2,941,159          199,486       5,470,711         441,525
                                                     -------------   --------------  --------------   ------------

       Net operating loss                                 (41,644)        (199,486)       (252,559)       (441,525)

Other income (expense):
     Interest income                                       35,430               15          49,878              29
     Interest expense                                      (3,986)          (4,001)        (49,545)         (4,001)
                                                     -------------   --------------  --------------   ------------

       Total other income (expense)                        31,444           (3,986)            333          (3,972)
                                                     -------------   --------------  --------------   ------------

Net loss                                             $    (10,200)   $    (203,472)  $    (252,226)   $   (445,497)
                                                     =============   ==============  ==============   ============

Earnings per common and common equivalent share:
     Basic                                           $      (0.01)   $       (0.16)  $       (0.06)   $      (0.34)
                                                     =============   ==============  ==============   ============
     Diluted                                         $      (0.01)   $       (0.16)  $       (0.06)   $      (0.34)
                                                     =============   ==============  ==============   ============

Weighted average number of common and
   common equivalent shares outstanding -
    basic and diluted
                                                        5,881,721        1,300,000       4,119,521       1,300,000
                                                    ==============  =============== ===============  =============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

ORTHODONTIX, INC.
F/K/A EMBASSY ACQUISITION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                         NINE MONTHS ENDED
                                                                                           SEPTEMBER 30,
                                                                                       1998              1997
                                                                                  ---------------   ---------------
Cash flows from operating activities:
     Net loss                                                                    $      (252,226)    $    (445,497)
     Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization                                                     130,683                 0
       Noncash expenses                                                                  201,842                 0
       Changes in assets and liabilities (net of practice assets acquired):
          Patient receivables and unbilled patient receivables                          (214,834)                0
          Prepaid expenses and other current assets, principally                                                 0
              advances to affiliated practices                                        (1,110,749)
          Other assets                                                                   (26,457)             (932)
          Accounts payable and accrued liabilities                                       418,776             3,442
          Patient prepayments                                                            319,688                 0
                                                                                  ---------------   ---------------

             Net cash used in operating activities                                      (533,277)         (442,987)
                                                                                  ---------------   ---------------

Cash flows from investing activities:
     Purchase of property and equipment                                                  (42,020)                0
     Purchase of practice assets                                                      (3,365,589)                0
     Payment of notes receivable                                                          56,607                 0
     Investment in notes receivable                                                     (406,687)                0
                                                                                  ---------------   ---------------

             Net cash used in investing activities                                    (3,757,689)                0
                                                                                  ---------------   ---------------

Cash flows from financing activities:
     Payment of lease obligation                                                         (17,068)                0
     (Payment of) proceeds from bank line of credit, net                                (496,283)          186,283
     Proceeds from merger, net of costs                                                6,795,773                 0
     (Repayments to) advances from shareholders, net                                    (297,505)          263,342
                                                                                  ---------------   ---------------

             Net cash provided by financing activities                                 5,984,917           449,625
                                                                                  ---------------   ---------------

Net increase in cash and cash equivalents                                              1,693,951             6,638

Cash and cash equivalents at beginning of period                                          84,920             2,682
                                                                                  ---------------   ---------------

Cash and cash equivalents at end of period                                        $    1,778,871    $        9,320
                                                                                  ===============   ===============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

ORTHODONTIX, INC.
F/K/A EMBASSY ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1998
(UNAUDITED)

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

       The results of operations for the three and nine months ended September 30, 1998 are not necessarily indicative of the results of operations to be expected for the year ended December 31, 1998. The unaudited condensed consolidated interim financial statements should be read in conjunction with the Form S-4 of Embassy Acquisition Corp. ("Embassy") as filed with the U.S. Securities and Exchange Commission on March 26, 1998.

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

2.     ORGANIZATION:

       Effective April 16, 1998, the merger of Orthodontix and Embassy with and into Embassy (the "Merger") was completed. Each Orthodontix common share converted to one share of Embassy common stock. As a result of the Merger, the outstanding common stock of Orthodontix converted into shares of Embassy common stock. Embassy's outstanding common stock and Embassy's articles of incorporation were amended to change Embassy's name to Orthodontix, Inc. Additionally, the Company authorized a class of Preferred Stock consisting of 100,000,000 shares, par value $.0001. The Merger has been treated as a capital transaction equivalent to the issuance of stock by the Company for the net monetary assets of Embassy of approximately $7.4 million at the closing accompanied by a recapitalization of Orthodontix. The Company incurred merger costs of approximately $600,000 in connection with the Merger.

ORTHODONTIX, INC.
F/K/A EMBASSY ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1998
(UNAUDITED)

2.     ORGANIZATION, CONTINUED:

       On April 16, 1998, the Company acquired, simultaneously with the closing of the Merger, certain assets and assumed certain liabilities of 26 orthodontic practices (the "Founding Practices") (collectively referred to as the "Affiliated Acquisitions"), with a net book value of approximately $1.4 million, in exchange for 2,041,721 million shares of common stock and approximately $3.4 million in cash. The Company will not employ orthodontists or control the practice of orthodontics by the orthodontists employed by the professional corporations (collectively, the "PCs"). The Company executed Administrative Service Agreements and does not hold any equity ownership interest in the PCs, therefore, the Affiliated Acquisitions were not deemed to be business combinations. Because each of the owners of the Founding Practices was a Promoter of the transaction, in accordance with the Securities and Exchange Commission's Staff Accounting Bulletin No. 48, "Transfers of Nonmonetary Assets by Promoters or Shareholders", transferred nonmonetary assets and assumed liabilities are accounted for at the historical cost basis of the Founding Practices and any monetary assets assumed and any monetary liabilities included in the Affiliated Acquisitions are recorded at fair value. The cash consideration paid in excess of net assets transferred is reflected as a dividend paid by the Company.

       In addition, the Company recorded additional paid-in capital of approximately $594,000 in connection with stock options issued in connection with the Merger (see Note 5).

       The Company provides practice management services and has entered long-term Administrative Service Agreements with the PCs or orthodontists. Under the Administrative Service Agreements, the Company will provide management services which include consultation and other activities regarding the suitability of facilities and equipment, nonprofessional staffing, regulatory compliance, productivity improvements, inventory and supplies management, information systems management, and, subject to applicable law, other services as the Company deems necessary to meet the day-to-day requirements of the Founding Practices. The practices pay the Company a management fee for its services under the Administrative Service Agreements which have terms of 40 years and are subject to renegotiation at the end of such terms.

3.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

       CASH AND CASH EQUIVALENTS

       For the purposes of the statement of cash flows, the Company considers all highly liquid financial instruments with maturities of three months or less at the date of purchase to be cash equivalents.

ORTHODONTIX, INC.
F/K/A EMBASSY ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1998
(UNAUDITED)

3.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

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

       MANAGEMENT FEE REVENUE

       Revenue from managing the practices is recognized on a monthly basis as the services are provided. The revenue of the Company consists of the sum of the management service fees and such amounts equal to the operating expenses of orthodontic practices assumed by the Company under such Administrative Service Agreements.

       In general, the Administrative Service Agreements provide for the payment of fees to the Company based on a negotiated percentage of the accrued patient revenue of each Founding Practice. Patient revenue is recognized by the Founding Practice as orthodontic services are performed. If the patient enters into a long-term orthodontic contract, approximately 24% of the contract value is recognized at the initial treatment date. The 24% estimated revenue is based on the estimated costs incurred by each Founding Practice at that time as compared to the total costs of providing the contracted services and is consistent with industry standards. The percentage includes the estimated costs of diagnosis and treatment plan development, initial treatment by orthodontic personnel, orthodontic supplies, and associated administrative services. Expenses not required to be paid by the Company pursuant to the Administrative Service Agreements primarily consist of professional expenses of the orthodontists.

ORTHODONTIX, INC.
F/K/A EMBASSY ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1998
(UNAUDITED)

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

       The Company has incurred a net loss for the nine months ended September 30, 1998. The Company has recognized no tax benefit from this loss. Management is currently evaluating whether such losses can be utilized to offset the income tax liability related to certain assets acquired in connection with the Affiliated Acquisitions. Due to the uncertainty associated with the recognition of such income tax benefits, no amounts have been reflected in the accompanying consolidated statements of operations.

       EARNINGS PER SHARE

       Basic earnings per share is calculated by dividing the net income or loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing the net income or loss by the weighted average number of common and potential common equivalent shares outstanding during the period. Potential common shares consist of the dilutive effect of outstanding options calculated using the treasury stock method. Potential common shares for 1998 are antidilutive and, thus, are excluded from the calculation of earnings per share.

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

ORTHODONTIX, INC.
F/K/A EMBASSY ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1998
(UNAUDITED)

4.     ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

       Accounts payable and accrued expenses consists of the following:

                                                   SEPTEMBER 30,       DECEMBER 31,
                                                       1998               1997
                                                 -----------------   ----------------
       Accounts payable                          $        354,373    $        54,279
       Accrued salaries and benefits                      121,905              3,223
                                                 -----------------   ----------------

                                                 $        476,278    $        57,502
                                                 =================   ================


5.     STOCK OPTIONS:

       In conjunction with the Merger, the Company adopted an option plan (the "Option Plan") that provides for granting up to 500,000 shares of common stock by November 18, 2007. The Option Plan provides for the issuance of incentive stock options and non-qualified stock options. Under the Option Plan, options may be granted at not less than the fair market value of the stock on the date of the grant. The term of each option generally may not exceed ten years. At September 30, 1998, no options had been granted under the Option Plan.

       In connection with the Merger, certain directors, officers, employees and non-employees of the Company were awarded 956,303 stock options outside the Option Plan at exercise prices ranging from $7.29 to $9.11 per share. The options generally vest over varying periods of time.

       As part of the 956,303 stock options granted, the Company recognized compensation expense of approximately $72,000 for the nine months ended September 30, 1998 related to 185,000 options granted to employees for which the fair value of the stock on the date of the granted exceeded the exercise price. In addition, the Company determined the fair market value of the 97,500 options granted to members of the Advisory Board, who are non-employees, to be approximately $522,000 based on the Black-Scholes option-pricing model (the "Model"). Such amount was recorded as unearned compensation and will be amortized over the three year period that these options vest. At September 30, 1998, the unamortized unearned compensation, which is included as a separate component of stockholder's equity, was $441,932. The compensation expense for the three and nine months ended September 30, 1998 were $43,469 and $79,693, respectively. The fair value of each option granted to a nonemployee is estimated on the date of grant using the Model with the following weighted average assumptions used: no dividend yield; expected volatility of the underlying stock of 70%; risk-free interest rate of 5.57% covering the related option periods; and expected lives of the options of 2 to 5 years based on the related option periods.

ORTHODONTIX, INC.
F/K/A EMBASSY ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1998
(UNAUDITED)

5.     STOCK OPTIONS, CONTINUED:

       As part of the 956,303 stock options granted, options to purchase up to 291,303 shares were granted to certain orthodontists. Such options are not exercisable until the orthodontists' practices reach certain revenue levels over a five year period. If such options were exercisable on the date of the Merger, the Company would have recorded additional compensation expense of $1.4 million over a five year period based on the Model. Compensation expense, if any, will be recorded to the extent the performance criteria are attained based on the value of the options using the Model on the date such performance criteria are attained.

6.     COMMITMENTS AND CONTINGENCIES:

       The Company leases office facilities, primary care medical facilities, certain furniture and equipment, and automobiles under noncancelable operating leases which expire at various dates. Additionally, the Company leases equipment under a capital lease which expires at June 30, 2002.

7.     RELATED PARTIES:

       During 1998, the Company advanced approximately $405,000 to six shareholders of the Company. The interest for these notes is 6% per annum. At September 30, 1998, the outstanding balance on such notes receivable from shareholders was approximately $400,000, of which notes with remaining principal balances of $149,000 and $148,000 are due in monthly installments through May 2013 and July 2008, respectively.