Form 10KSB40
period 1998-12-31
ORTHODONTIX INC
filed 1999-04-15
CIK 1006281

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

               [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1998

               [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

               For the transition period from ________ to ________

                          Commission File No. 000-27836

                                ORTHODONTIX, INC.
                                -----------------
                 (Name of Small Business Issuer in Its Charter)

               Florida                                  65-0643773
               -------                                  ----------
   (State or other jurisdiction of                     (IRS Employer
   incorporation or organization)                    Identification No.)

                     2222 Ponce de Leon Boulevard, Suite 300
                           Coral Gables, Florida 33134
                           ---------------------------
                    (Address of principal executive offices)

                                 (305) 446-8661
                                 --------------
                           (Issuer's Telephone Number)

Securities registered under Section 12(b) of the Exchange Act: None Securities registered under Section 12(g) of the Exchange Act:

   Title of each class                                  Name of each exchange on which registered
   -------------------                                  -----------------------------------------
   Common Stock, par value $.0001 per share             Nasdaq Small Cap Market

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[X]

State issuer's revenues for its most recent fiscal year: $8,035,839.

The aggregate market value of the voting stock held by non-affiliates of the Company based on the closing sales price of $1.3125 of such common stock, as of March 19, 1999, is $5,413,387 based upon 4,124,485 shares of the Company's common stock outstanding as of March 19, 1999 held by non-affiliates.

As of March 31, 1999, the Company had a total of 5,881,721 shares of common stock, par value $.0001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:    None.

                                                 ORTHODONTIX, INC.
                                                    FORM 10-KSB
                                        FISCAL YEAR ENDED DECEMBER 31, 1998


                                                 TABLE OF CONTENTS

PART I   .........................................................................................................1
                                                                                                                  -
Item 1.           Description of Business.........................................................................1
                                                                                                                  -
Item 2.           Description of Property.........................................................................6
                                                                                                                  -
Item 3.           Legal Proceedings...............................................................................6
                                                                                                                  -
Item 4.           Submission of Matters to a Vote of Security Holders.............................................6
                                                                                                                  -

PART II  .........................................................................................................7
                                                                                                                  -
Item 5.           Market for Common Equity and Related Stockholder Matters........................................7
                                                                                                                  -
Item 6.           Management's Discussion and Analysis or Plan of Operation.......................................7
                                                                                                                  -
Item 7.           Financial Statements...........................................................................13
                                                                                                                 --
Item 8.           Changes in and Disagreements with Accountants on Accounting and
                  Financial Disclosure...........................................................................13

PART III ........................................................................................................14
Item 9.           Directors, Executive Officers, Promoters and Control Persons;
                  Compliance With Section 16(a) of The Exchange Act .............................................14
                                                                                                                 --
Item 10.          Executive Compensation.........................................................................17
                                                                                                                 --
Item 11.          Security Ownership of Certain Beneficial Owners and Management.................................20
                                                                                                                 --
Item 12.          Certain Relationships and Related Transactions.................................................21
                                                                                                                 --
Item 13.          Exhibits And Reports on Form 8-K...............................................................21
                                                                                                                 --

SIGNATURES.......................................................................................................22

                                     PART I

Item 1.       Description of Business

OVERVIEW

         Embassy Acquisition Corp. (now known as Orthodontix, Inc. (the "Company")) was formed in November 1995 to seek to effect a merger, exchange of capital stock, asset acquisition or similar business combination with an acquired business. On April 16, 1998, the Company consummated a merger with Orthodontix Subsidiary, Inc. (formerly known as Orthodontix, Inc. ("Ortho Sub")), resulting in Ortho Sub becoming a wholly owned subsidiary corporation of the Company (the "Merger"). Ortho Sub was an orthodontic practice management company formed to affiliate with orthodontic practices and manage the business aspects of such practices, including billing, collections, cash management, payroll processing, financial reporting and analysis and productivity reporting and analysis, in exchange for a management fee. Under the terms of the Merger, the Company, among other things, issued a total of 3,341,721 shares of its common stock, par value $.0001 (the "Common Stock") (representing approximately 56.8% of its Common Stock subsequent to the Merger) in exchange for all of the outstanding shares of Common Stock of Ortho Sub, the acquisition of certain assets and the assumption of certain liabilities of 26 orthodontic practices (the "Founding Practices") and the entering into of long-term administrative services agreements. In connection with the closing of the Merger, the Company changed its name to Orthodontix, Inc. and began providing practice management services to the Founding Practices. The Merger resulted in both a change in the majority equity ownership and management of the Company and the cessation of the Company's business operations as previously conducted. The Merger was accounted for as a capital transaction equivalent to the issuance of stock for the net monetary assets of the Company accompanied by a recapitalization of Ortho Sub. As further discussed in Note 1 to the Company's Consolidated Financial Statements for the fiscal year ended December 31, 1998, the acquisition of certain assets and the assumption of certain liabilities of the Founding Practices was accounted for in accordance with Securities and Exchange Commission's Staff Accounting Bulletin No. 48 "Transfers of Nonmonetary Assets by Promoters or Shareholders."

         The Founding Practices included 27 orthodontists operating 48 offices in 11 states. Unless the context otherwise requires, references to
(i)"Affiliated Practices" include the Founding Practices, and any orthodontic practice which may enter into a similar arrangement with the Company whereby it is provided practice management services by the Company, with orthodontic services provided by the Affiliated Orthodontists; and (ii)"Affiliated Orthodontists" include orthodontists directly employed by the PA Contractors or the Practitioner PAs, as hereinafter defined.

BUSINESS OF THE COMPANY

         The Company provides practice management services to the Affiliated Practices pursuant to long-term Administrative Services Agreements with separately organized affiliated professional associations (collectively, the "PA Contractors"). Under the Administrative Services Agreements, the Company has control over all non-orthodontic functions of the PA Contractors, including administrative, management, billing and support functions. Pursuant to the Administrative Services Agreements, from an accounting perspective, the Company incurs the expenses necessary to manage and administer each Affiliated Practice. Such expenses include, but are not limited to, salaries, wages and benefits of Affiliated Practice non-professional personnel (excluding orthodontists and, in some cases, certain clinical personnel) and the office (general and administrative) expenses of the Affiliated Practices. The Company also incurs personnel and administrative expenses in connection with maintaining corporate offices, from which the Company provides the management services. The PA Contractors pay the Company a management fee for its services. In certain states, the fee is equal to a percentage of the gross revenue generated by the underlying Affiliated Practices contracting with the PA Contractors as well as a percentage of the income of such underlying Affiliated Practices. In other states, the management fee consists of a flat base fee, which is determined on an annual basis. Each of the Administrative Services Agreements has a term of 40 years and is subject to renegotiation at the end of such term.

         The PA Contractors directly employ Affiliated Orthodontists pursuant to Employment Agreements or affiliate with other separately formed professional associations owned by Affiliated Orthodontists pursuant to Service Agreements (the "Practitioner PAs"), where such Practitioner PAs directly employ the Affiliated Orthodontists to provide orthodontic services. The Employment Agreements and Service Agreements have terms ranging from two to ten years. The Affiliated Orthodontists generally receive a percentage of the gross revenue generated at the Affiliated Practice as well as a percentage of the income derived from the Affiliated Practice. The Affiliated Orthodontists are required to hold a valid license to practice orthodontics in the jurisdiction in which the Affiliated Orthodontist practices. The Company administers the billing of patients and third party payors for services rendered by the Affiliated Orthodontist. All of the Affiliated Orthodontists have agreed, for a period of one to two years after the termination of employment or affiliation, not to compete with the Company or the PA Contractor within a defined geographic area and not to solicit Affiliated Orthodontists, other employees or patients of the Affiliated Practices. In all cases, the Company directly employs all non-orthodontic personnel and subject to applicable law directly owns the tangible equipment and other assets used in the practices.

SERVICES OF THE COMPANY

         The Company provides practice management services to the Affiliated Practices. The Company does not practice orthodontics or dentistry, but generally acquires certain tangible and intangible assets of an orthodontic practice, employs the non-orthodontic employees, and causes the PA Contractors to enter into Service Agreements or PA Contractor Employment Agreements with the Affiliated Practices or the Affiliated Orthodontists, as the case may be. Each Affiliated Practice, in its sole discretion, determines the fees to be charged for services provided to patients based upon market conditions in the service area and other factors deemed appropriate by the Affiliated Practice.

         The Company generates revenues by providing practice management services to the Affiliated Practices, including billing and collections, cash management, payroll processing, financial reporting and productivity reporting.

OPERATIONS

         The Company commenced operations upon the closing of the Merger and is continuing to develop and refine many elements of its operations. Management's plan is to continue to offer certain management services to the Affiliated Practices which do not terminate their affiliation and to continue to refine its ability to deliver these services. In this way, the Company believes the Affiliated Practices may be positioned to enable the Affiliated Practices to compete more effectively with other orthodontic practices. Key elements of the Company's operating plan, all of which elements have yet to be employed, are anticipated to include:

         Emphasizing Patient Care. Management believes that the services and support which the Company can provide to Affiliated Orthodontists may positively impact the level of patient care by increasing the Affiliated Orthodontists' time to concentrate on patient care. Management believes that the primary hindrances to consistent delivery of quality patient care are (i) the discrepancy in qualifications among practicing orthodontists and (ii) the amount of time each orthodontist spends on patient care. The qualifications of providers of orthodontic services vary from general dentists who have taken certain courses in orthodontics to graduates of accredited three-year programs.

         Observing Effective Demonstrated Practices of Affiliated Orthodontists. The Company believes that it will be positioned to identify practice-level strategies that have proven successful for individual Affiliated Practices and share this information among other Affiliated Practices. No assurances can be given that the Company will be able to identify such strategies or if identified that the Company will employ them at other Affiliated Practices. Management has begun to evaluate the policies and procedures of the Affiliated Practices, including such areas as practice-building, marketing, and expense control. The

Company believes that a primary means of identifying and implementing solutions to particular practice issues is to consult with Affiliated Practices that have had demonstrated success in a certain area. The Company generally seeks to facilitate communication among Affiliated Practices through a private website accessible only to the Affiliated Orthodontists and the Company. In addition, the Company has established an Advisory Board whose members are licensed orthodontists designated by the Company and the PA Contractors and who periodically meet to review, evaluate and make recommendations concerning management issues. The Advisory Board has authority to review and resolve issues regarding the type and levels of healthcare services to be provided, fee schedules, any orthodontic or dental related functions and any other decisions required by applicable law to be made solely by dentists and orthodontists. In addition, the Advisory Board has made certain suggestions to the Company regarding the management of the Affiliated Practices.

         Striving to Achieve Operating Efficiencies and Economies of Scale. The Company is currently refining its system of centralized payroll processing, and is developing systems of inventory control and national group purchasing contracts. In addition, the Company intends to develop, with the assistance of the Affiliated Practices, appropriate credit and collection policies which accommodate specific needs of the target market of each Affiliated Practice. In many cases, management believes that patient flow and work flow at the Affiliated Practices may be enhanced by physical improvements in designs to facilities, which should result in an increase in the number of patients seen and an increase in employee and orthodontist productivity. If such physical improvement in design is supported by an adequate return on investment, the Affiliated Practice and the Company may undertake such design changes.

         Stimulating Demand in Local Markets Through Marketing. In consultation with and upon approval of the Affiliated Practices, the Company may implement marketing plans to augment each Affiliated Practice's referral and other marketing systems. Management believes that the orthodontic industry has not taken advantage of the gains that can be achieved through strategic direct marketing and, upon request of an Affiliated Practice may implement direct marketing campaigns. Upon the request of an Affiliated Practice and in appropriate markets, the Company attempts to reach potential patients currently through print advertising.

GROWTH STRATEGY

         Management believes the growth of the Affiliated Practices and the affiliation of new Affiliated Practices are key components of the future success of the Company. To increase the Company's revenues and profits and gain market share, management has attempted to initiate a growth strategy designed to increase the number of Affiliated Practices and Affiliated Orthodontists over time. Since the closing of the Merger, the Company has not added any Affiliated Practices. There can be no assurances that the Company will affiliate with any other orthodontic practices.

AFFILIATED PRACTICE OPERATIONS AND LOCATIONS

         Payment Plan; Case Fees. At the initial orthodontic treatment, the patient signs a contract outlining the terms of the treatment, including the anticipated length of treatment and the total fees. Each Affiliated Orthodontist determines the appropriate fee to charge for services to patients based upon market conditions in the area served by that Affiliated Orthodontist. Generally, the amount of fees charged by the Affiliated Orthodontists are independent of the patient's source of payment. The number of required monthly payments is estimated at the beginning of the case and generally corresponds to the anticipated number of months of treatment. The down payment typically ranges from a substantial down payment to no down payment.

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

         Information Systems ("IS"). Although not currently in the developmental stage, the Company plans to implement a comprehensive IS strategy over the next several years. The Company may implement a communications and data transmission program utilizing an intranet system and commercially available integration technology. Typically, an orthodontic practice utilizes an accounting and general ledger system as well as a production system. The Company currently maintains a general ledger system on behalf of the Affiliated Practices. The Company believes that the production system, which provides patient and practice management functions, will take more time to implement and will not be implemented in the foreseeable future. Since the closing of the Merger, the Company has experienced difficulties with the electronic transmission of data from certain of the Affiliated Practices.

         Purchasing. Although not in place as of the date hereof, the Company is striving towards developing a system which coordinates quantity discounts of equipment, office furniture, inventory and supplies for the Affiliated Practices in order to reduce per unit costs. In addition, the Company may negotiate arrangements with other suppliers, such as casualty insurance carriers, that should provide cost savings to the Affiliated Practices.

         Locations. The Company provides management services to the following locations:

                                    Number of                     Number                Number
         State                      Orthodontists (1)             of Offices            of Cities
         -----                      -----------------             ----------            ---------
         California                        1                           1                     1
         Florida(2)                       13                          23                    21
         Georgia                           1                           1                     1
         Illinois                          4                           7                     6
         Kentucky                          1                           2                     2
         Louisiana                         1                           1                     1
         Maryland                          1                           2                     2
         Massachusetts                     1                           3                     3
         Ohio                              1                           2                     2
         Texas                             1                           2                     1
         Virginia                          1                           2                     2
         ---------                     -----                       -----                  ----
         Total                            26                          46                    42

-------------------
(1) The 25 Affiliated Practices include an aggregate of 26 Affiliated Orthodontists, operating in 11 states.
(2) As of April 5, 1999, the Company and one Affiliated Orthodontist located in Miami, Florida terminated their affiliation. In connection with this termination the Affiliated Orthodontist delivered to the Company $66,000 cash and 61,564 shares of the Company's Common Stock in exchange for the repurchase by the Affiliated Orthodontist of certain practice assets. The Company is currently in negotiation with six additional Affiliated Orthodontists (representing annual practice revenue of approximately $4.5 million ) to terminate their affiliation with the Company. See "Management's Discussion and Analysis or Plan of Operation -Results of Operations."

CONTRACTUAL RELATIONSHIPS

         The Company contracts with the PA Contractors who in turn employ Affiliated Orthodontists pursuant to PA Contractor Employment Agreements, or affiliate with Affiliated Orthodontists pursuant to Service Agreements to provide orthodontic services. The PA Contractor Employment Agreements and Service Agreements typically have terms ranging from two to ten years. The Affiliated Orthodontists are required to hold a valid license to practice orthodontics in the jurisdiction in which the Affiliated Orthodontist practices. The Company bills patients and third party payors for services rendered by the Affiliated Orthodontist. All of the Affiliated Orthodontists have agreed, during the term of their affiliation and for a period of one to two years after the termination of employment or affiliation, not to compete with the Company or the PA Contractor within a defined geographic area and not to solicit Affiliated Orthodontists, other employees or patients of the Affiliated Practices.

         The Company has Administrative Services Agreements with the PA Contractors. Under the Administrative Services Agreements, the Company has control over non-orthodontic functions of the PA Contractors, including administrative, management, billing and support functions. The PA Contractors pay the Company a management fee for its services. In certain states, the fee is equal to a percentage of the adjusted accrual based practice revenue generated by the underlying Affiliated Practices contracting with the PA Contractor. In other states, the management fee consists of a flat base fee, which is determined on an annual basis. Each of the Administrative Services Agreements has a term of 40 years and is subject to renegotiation at the end of such term.

GOVERNMENT REGULATION

         General. The business of the Company is subject to a variety of governmental and regulatory requirements relating to healthcare matters as well as laws and regulations which relate to business corporations in general. In general, regulation of healthcare companies is increasing. Every state imposes licensing requirements on individual orthodontists and on facilities operated by and services rendered by orthodontists. In addition, federal and state laws regulate health maintenance organizations and other managed care organizations for which orthodontists may be providers. In connection with the possible entry into new markets, the Company, the Affiliated Practices and the Affiliated Orthodontists may become subject to compliance with additional regulations.

         The operations of the Affiliated Practices must meet federal, state and local regulatory standards in the areas of safety and health. Historically, compliance with those standards has not had any material adverse effect on the operations of the Affiliated Practices. Based on its familiarity with the historical operations of the Affiliated Practices and the activities of the Affiliated Orthodontists, management believes that the Affiliated Practices are in compliance in all material respects with all applicable federal, state and local laws and regulations relating to safety and health.

         State Legislation. The laws of several states prohibit orthodontists from splitting fees with non-orthodontists. Furthermore, many states prohibit non-orthodontic entities from practicing orthodontics, employing orthodontists, or in some circumstances, employing orthodontic assistants. The laws of some states prohibit advertising orthodontic services under a trade or corporate name and require that all advertising be in the name of the orthodontist. A number of states also regulate the content of advertisement of orthodontic services and the use of promotional gift items. A number of states limit the ability of a non-licensed dentist or non-orthodontist to own equipment or offices used in an orthodontic practice. Some of these states allow leasing of equipment and office space to an orthodontic practice, under a bona-fide lease, if the equipment and office remain in the complete care and custody of the orthodontist. Management believes, based on its familiarity with the historical operations of the Affiliated Practices, the activities of Affiliated Orthodontists and applicable regulations, that the Company's planned activities do not constitute the prohibited practices contemplated by these statutes and regulations. There can be no assurance, however, that future interpretations of such laws, or the enactment of other laws, will not require structural and organizational modifications of the Company's initial relationships with its Affiliated Orthodontists or the operation of the Affiliated Practices. In addition, statutes in some states could restrict expansion of the Company operations in those jurisdictions.

         Regulatory Compliance. The Company may be required to modify its agreements, operations and marketing strategies from time to time in response to changes in the business and regulatory environment. The Company intends to structure all of its agreements, operations and marketing in accordance with applicable law, although there can be no assurance that its arrangements will not be successfully challenged or that required changes may not materially affect the Company's business, financial condition and results of operations.

COMPETITION

         The Company faces substantial competition from other entities operating in the orthodontic practice management industry. Additional entities may enter this market and compete with the Company. Certain of these competitors have greater financial or other resources than the Company.

         The business of providing orthodontic services is highly competitive in each market in which the Affiliated Practices and other practices operate. The Affiliated Practices compete with orthodontists who maintain single offices or operate a single satellite office, as well as with orthodontists that maintain group practices or operate in multiple offices. The Affiliated Practices also compete with general dentists and pedodontists who provide certain orthodontic services, some of whom have more established practices. The provision of orthodontic services by such dentists and pedodontists has increased in recent years. There can be no assurance that the Company or the Affiliated Practices will be able to compete effectively within their markets.

EMPLOYEES

         The Company employs an aggregate of approximately 220 full-time employees. None of the Company's employees are represented by a collective bargaining agreement.

Item 2.       Description of Property

         The Company currently leases, on a month to month basis, approximately 5,000 square feet of office space in Coral Gables, Florida from an unaffiliated third party for a monthly rental amount of approximately $7,700. In addition, the Company is obligated under 25 separate noncancelable operating leases relating to the Affiliated Practices for office facilities, certain furniture and equipment which expire at various dates.

Item 3.       Legal Proceedings

         In February 1999, the Company received from two Affiliated Orthodontists, written demands for damages arising out of their allegations that the Company has breached its obligations under lease agreements and Service Agreements. One Affiliated Orthodontist has alleged damages in the amount of $1,655,324.86 and the other Affiliated Orthodontist has alleged damages in the amount of $588,993.52. The Company believes the allegations contained in the written demands from these Affiliated Orthodontists are without merit. To the extent these Affiliated Orthodontists or either of them pursue their alleged claims, the Company intends to vigorously defend itself.

          Subsequent to December 31, 1998, the Company received from seven Affiliated Orthodontists notice that the Affiliated Orthodontists believed that the Company had delivered less than should have been delivered to the Affiliated Orthodontists for compensation amounts owing under agreements the Affiliated Orthodontists are party to. In the aggregate, the amounts in question total approximately $60,000. If the Affiliated Orthodontists pursue their beliefs further, the Company intends to vigorously defend itself. Certain of the Affiliated Orthodontists who have delivered notice regarding the amounts in question are in discussions with the Company regarding termination of their affiliation.

Item 4.       Submission of Matters to a Vote of Security Holders

    During the fourth quarter of the fiscal year ended December 31, 1998, no matters were submitted to a vote of security holders of the Company.

                                     PART II

Item 5.       Market for Common Equity and Related Stockholder Matters

     The Company's Common Stock is listed on The Nasdaq SmallCap Market and is traded under the symbol "OTIX." From April 2, 1996, when the Common Stock commenced trading, through May 28, 1998, the Common Stock was traded in the over-the-counter market under the symbol "MBCA." On May 29, 1998 the Common Stock commenced trading on The Nasdaq SmallCap Market. The following table shows the (i) reported high and low bid quotations for the Common Stock obtained from the OTC Bulletin Board (for quotes from January 1, 1997 through May 28, 1998); and (ii) reported high and low sales prices on The Nasdaq SmallCap Market (for quotes commencing on May 29, 1998). The high and low bid prices for the periods indicated are interdealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

OTC Bulletin Board                                                         Low Bid                High Bid
------------------                                                         -------                --------
1997
   First Quarter...............................................................$6.00                $8.375
   Second Quarter.............................................................$7.125                 $9.25
   Third Quarter...............................................................$8.00                 $8.00
   Fourth Quarter..............................................................$5.25                 $8.75

1998
   First Quarter...............................................................$8.00                 $9.00
   Second Quarter through May 28, 1998.........................................$8.50                $10.25

Nasdaq SmallCap Market                                                           Low                  High
----------------------                                                           ---                  ----
1998
   May 29 through June 30, 1998................................................$6.25                $7.875
   Third Quarter...............................................................$2.50                $6.125
   Fourth Quarter..............................................................$1.00                 $2.75

1999
   First Quarter...............................................................$1.25                $2.625

         The approximate number of holders of record of the Company's Common Stock, as of March 18, 1999, amounts to 87, inclusive of those brokerage firms and/or clearing houses holding the Company's shares of Common Stock for their clientele (with each such brokerage house and/or clearing house being considered as one holder).

         The Company has not paid or declared any dividends upon its Common Stock since its inception and, by reason of its present financial status and its contemplated financial requirements, does not contemplate or anticipate paying any dividends upon its Common Stock in the foreseeable future.

Item 6.       Management's Discussion and Analysis or Plan of Operation

         The following discussion of the financial condition or plan of operation of the Company should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included elsewhere in this Report. Results of operations for the year ended 1997 and for the period from January 1 through April 16, 1998, the date of the Merger, (the "1998 Administrative Period") reflect the organizational efforts of the Company prior to the date of the Merger and therefore, in the Company's opinion, are not comparable to the corresponding period in the current year.

RESULTS OF OPERATIONS

Fiscal Years Ended December 31, 1998 and December 31, 1997.

         Management Service Fee Revenue. For the fiscal year ended December 31, 1998, management service fee revenue reported by the Company was derived by principally applying the appropriate management fee percentage to the adjusted accrual based patient revenue, and adding the reimbursement from the Affiliated Practices of practice expenses paid by the Company. Management service fee revenue for the year ended December 31, 1998, which related only to amounts earned during the period from April 17, 1998 through December 31, 1998 (the "Operational Period") was approximately $8.04 million. The Company did not have any management service fee revenue during the year ended December 31, 1997 because the Company had not yet commenced practice management operations.

         During the period subsequent to the consummation of the Merger, the Company, from time to time, advanced funds for the benefit of the Affiliated Practices to cover expenses and for working capital purposes of the Affiliated Practices (the "Working Capital Advances"). In addition, during the two week period following the consummation of the Merger, certain amounts were collected and disbursed by the Affiliated Practices in order to facilitate the transition to the Company's centralized cash collection and disbursement procedures. To the extent the net amounts (the difference between the collections and disbursements during this initial period) have not been remitted by the Affiliated Practices to the Company, the Company has recorded such net amounts as an advance to Affiliated Practices (the "Transition Advances" and together with the "Working Capital Advances", the "Advances"). As of December 31, 1998, the Advances totaled approximately $1,750,000. The Company believes that these amounts will be repaid by the Affiliated Practices over varying periods of time as adequate funds are generated by the Affiliated Practices. Due to the ongoing efforts of the Company to (i) pursue amended management arrangements with certain Affiliated Practices and/or (ii) terminate its affiliation with certain Affiliated Practices, the Company recorded an allowance related to the collectability of the Advances of $800,000. (the "Allowance").

         Direct Practice and Corporate Expenses. Direct practice expenses include clinical and other practice expenses. Corporate expenses include corporate general and administrative expenses. The Company incurred direct practice expenses of approximately $6.3 million for the fiscal year ended December 31, 1998 which related only to amounts incurred during the Operational Period. The Company's direct practice expenses consist primarily of salaries and benefits, orthodontic supplies, rent, advertising and marketing, general and administrative and depreciation. The Company also incurred corporate general and administrative expenses of approximately $2.9 million during the year ended December 31, 1998 ($2.7 million during the Operational Period and $200,000 during the 1998 Adminstrative Period). For the year ended December 31, 1997, the Company incurred corporate general and administrative expenses of approximately $627,000, which represented corporate organizational costs.

         Interest Income. Interest income represents interest earned on excess cash balances invested primarily in short-term money market accounts and overnight repurchase agreements as well as loans to certain of the Affiliated Orthodontists. During the year ended December 31, 1998, the Company's interest income was approximately $79,000 compared to $42 for the year ended December 31, 1997.

         Net Loss. For the year ended December 31, 1998, the Company recorded a net loss of approximately $1.1 million or approximately $.25 per share.

         Included in the expenses for the year ended December 31, 1998 are expenses of approximately $200,000 incurred during the 1998 Administrative Period, non-cash expense items of approximately $398,000 principally related to the issuance of stock options to employees and Affiliated Orthodontists and depreciation and $800,000 related to the Allowance. During the

Operational Period, the Company's net loss, excluding non-cash expense items (other than the Allowance), was approximately $502,000. Net loss excluding non-cash expense items is not presented as an alternative to operating results or cash flow from operations as determined by generally accepted accounting principles (GAAP) but rather to provide additional information related to the ability of the Company to meet its cash flow needs. This information should not be considered in isolation from, or construed as having greater importance than GAAP operating income/loss or cash flows from operations as a measure of an entity's performance.

         For the year ended December 31, 1997, the Company generated a net loss of approximately $634,000.

         The following table sets forth the percentage of certain items in relation to revenues for the year ended December 31, 1998.

                  Management service fee revenue.............................100.0 %
                                                                           -------
                  Direct practice expenses
                      Salaries and benefits ..................................35.6 %
                      Orthodontic supplies....................................14.6 %
                      Rent....................................................13.1 %
                      Depreciation and amortization............................2.3 %
                      Other...................................................12.9 %
                                                                           -------
                  Total direct practice expenses .............................78.5 %

                      Corporate general and administrative....................26.1 %
                      Provisions for advances to Founding
                         Practices............................................10.0 %
                      Corporate depreciation and
                         amortization ........................................   -
                                                                           -------

                  Total expenses.............................................114.6 %
                                                                           -------
                  Net operating income.......................................(14.6)%
                                                                           -------

                  Other income (expense)
                      Interest income..........................................1.0 %
                      Interest expense.........................................(.7)%
                                                                           -------
                  Total other income.............................................3 %
                                                                           -------
                  Net income.................................................(14.3)%
                                                                           =======

LIQUIDITY AND CAPITAL RESOURCES/PLAN OF OPERATION


         As of December 31, 1998, the Company had a working capital balance of approximately $1,216,286. The Company continues to anticipate the primary uses of capital will include costs related to the development of operational efficiencies and funding the working capital needs of the Company and the Affiliated Practices. The Advances totaled approximately $1,750,000 as of December 31, 1998, which has been classified as a long term asset at December 31, 1998.

         As of December 31, 1998 and December 31, 1997, the Company had cash and cash equivalents of $1,289,481 and $84,920, respectively. As of December 31, 1998 and December 31, 1997, the Company had total liabilities of $1,418,122 and $851,290, respectively. As of the closing of the Merger, the Company had cash and cash equivalents of approximately $2.5 million. The significant decrease in the Company's working capital balances since the closing of the Merger has resulted from the Company's corporate overhead expenses and the Advances. The Company's cash is currently invested in money market accounts and overnight repurchase agreements. The Company believes that its operating funds will be sufficient for its cash expenses for at least the next twelve months. The Company intends to seek debt financing and other sources of financing for working capital purposes. There can be no assurance that such additional sources of financing will be found.

YEAR 2000 COMPLIANCE

         The Year 2000 ("Year 2000") computer issue is the result of computer programs using a two-digit format, as opposed to a four-digit format to indicate the year. Such computer programs will be unable to recognize date information correctly when the year changes to 2000. The Year 2000 issue poses risks for the Company's information technology systems, including those used by the Company in providing its practice management and marketing services to its Affiliated Practices.

         The Company's information technology systems are based upon software licenses and software maintenance agreements with third party software companies. Based upon the Company's internal assessments and communications with its software vendors, the Company believes the costs involved with causing the Company's corporate software to become Year 2000 Compliant will not be material. The Company will continue to monitor its Year 2000 readiness.

         Each of the Affiliated Practices has its own information technology systems (including systems for billing and collecting patient fees) based on third party software licenses and maintenance agreements with various vendors. The Company believes that a significant number of its Affiliated Practices information technology systems currently are not Year 2000 compliant and the costs which may be incurred to cause the systems at the Affiliated Practices to become Year 2000 Compliant may be material to the Company, provided, however, over time the Company believes it will recover such costs from the Affiliated Practices.

         There is no assurance the Affiliated Practices' systems, upon which the Company relies, will be timely converted to be Year 2000 compliant. Consequently, there is no assurance that a material adverse effect on the Company's operations and cash flows will not occur.

FORWARD LOOKING INFORMATION MAY PROVE INACCURATE

         This Annual Report on Form 10-KSB contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on current plans and expectations of the Company and involve risks and uncertainties that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements. Important factors that could cause actual results to differ include, among others, inability to consummate additional affiliations due to lack of cash and fluctuations in the market price of the Company's shares, fluctuations in operating results because of the high costs associated with the development of operations, the ability of the Company to be repaid the Advances, the ability of the Affiliated Practices to generate sufficient revenues to cover operating expenses, uncertainty in costs related to Year 2000 compliance, changes in government regulations, the timing and ability of the Company to decrease the fees it pays to professionals, risks of operations and growth of affiliated orthodontic practices, and risks detailed in the Company's filings with the Securities and Exchange Commission.

          The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based on assumptions that the Affiliated Practices will be profitable, that the orthodontic industry will not change materially or adversely, and that there will be no unanticipated material adverse change in the Company's operations or business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in the following will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, particularly in view of the Company's early stage of operations, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved. Important factors that could cause actual results to differ include, among others, risks associated with lack of new affiliations, fluctuations in operating results, the ability of the Company to be repaid certain cash advances made for the benefit of the Affiliated Practices, changes in government regulations, competition, and risks of operations and growth of existing and newly affiliated orthodontic practices. This report should be read in conjunction with the financial statements and notes appearing elsewhere herein and the Company's prior filings with the Securities and Exchange Commission.

OUTLOOK AND UNCERTAINTIES

         The Company's financial condition and results are subject to substantial risks and uncertainties, certain of which are summarized below:

         Restructure/Possible Unwinding of the Company's Arrangements with its Affiliated Practices. The Company is contemporaneously exploring plans to (i) restructure its arrangements with the Affiliated Practices; and (ii) allow certain of the Affiliated Orthodontists to discontinue their affiliation with the Company and to repurchase practice assets in exchange for cash and the Company's Common Stock.

         The Company's existing agreements provide for the Company's management fees as well as the amounts payable to the Affiliated Orthodontists pursuant to the Services Agreements to be calculated using the accrual basis of accounting. The Company has requested that each of the Affiliated Orthodontists restructure their arrangements with the Company to provide for the Company's management fees as well as the amounts payable to the Affiliated Orthodontists under the Service Agreements to be calculated on a cash basis of accounting.

         In the course of its communication with the Affiliated Orthodontists regarding the proposed amended arrangements, several of the Affiliated Orthodontists have expressed a desire to discontinue their affiliation with the Company and to repurchase from the Company practice assets in exchange for cash and the Company's Common Stock. As of April 5, 1999, the Company terminated its affiliation with one Affiliated Orthodontist, and sold to this Affiliated Orthodontist practice assets in exchange for cash and shares of the Company's Common Stock. The Company is currently in negotiation with six other Affiliated Orthodontists to unwind their affiliation and to sell back to the Affiliated Orthodontists practice assets in exchange for cash and the Company's Common Stock. There can be no assurances that the Company will consummate the unwinding of these or any other affiliations on terms favorable to the Company, if at all. The unwinding of affiliations between the Company and the Affiliated Orthodontists as well as the sale back of practice assets is contingent upon the negotiation of definitive agreements between the Company and the Affiliated Orthodontists. No assurances can be given that the Company will be able to enter into the amended arrangements with the Affiliated Orthodontists or consummate any unwinding of affiliations, or if done that such amendments or unwindings will take place in a timely manner. If the Company is not able to timely and successfully implement its plan to amend its existing arrangements or unwind affiliations as well as satisfactorily resolve certain disputes with its Affiliated Orthodontists , its operating business, financial condition, cash flows and results of operations will be materially and adversely affected.

         Limited Operating History: Anticipation of Losses: Negative Cash Flow. The Company commenced providing practice management services in April 1998 contemporaneous with the consummation of the Merger. Accordingly, the Company has an extremely limited operating history upon which an evaluation of the Company and its business can be based. The Company's business must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early state of development. Specifically, such risks include the failure of the Company to anticipate and adapt to the needs of the Affiliated Orthodontists and the difficulty faced by the Company in introducing new systems and procedures to mature orthodontic practices. In addition, the Company has attempted to monitor the practice expenses and to work with the Affiliated Orthodontists to control such expense levels.

         To date, operating costs have exceeded management fee revenues. The Company's ability to increase management fee revenues and achieve positive cash flow will largely depend upon the Company's ability to enter into amended arrangements with the Affiliated Orthodontists, or the Company's ability to reduce certain practice operating expenses, neither of which can be assured.

         The Company's sole source of cash is derived from operations. The Company has no credit line or other sources of cash. In addition, the Company's liquidity is affected by the amounts and timing of collections at the Affiliated Practices and the timing and collections of the Advances. No assurances can be given that the collections will be received on a timely basis or in amounts sufficient to meet the short term liquidity needs of the Company.

         Dependence on Affiliated Orthodontists: Allowance for Non-Collectability of Advances to Affiliated Practices. The Company receives fees for practice management services provided to the Affiliated Practices under Administrative Services Agreements, but does not employ orthodontists or control the practices of the Affiliated Practices. The Company's revenue is completely dependent on revenue generated by the Affiliated Practices, which in turn is largely dependent on the efforts of the Affiliated Orthodontists and, therefore, the performance of the Affiliated Orthodontists is essential to the Company's success. During the period subsequent to the consummation of the Merger, the Company, from time to time, advanced funds for the benefit of the Affiliated Practices to cover expenses and for working capital purposes of the Affiliated Practices (the "Working Capital Advances"). In addition, during the two week period following the consummation of the Merger, certain amounts were collected and disbursed by the Affiliated Practices in order to facilitate the transition to the Company's centralized cash collection and disbursement procedures. To the extent the net amounts (the difference between the collections and disbursements during this initial period) have not been remitted by the Affiliated Practices to the Company, the Company has recorded such net amounts as an advance to Affiliated Practices (the "Transition Advances" and together with the "Working Capital Advances", the "Advances"). As of December 31, 1998, the Advances totaled approximately $1,750,000. The Company believes that these amounts will be repaid by the Affiliated Practices over varying periods of time as adequate funds are generated by the Affiliated Practices. Due to the ongoing efforts of the Company to (i) pursue amended management arrangements with certain Affiliated Practices and/or (ii) terminate its affiliation with certain Affiliated Practices, the Company recorded an allowance related to the collectability of the Advances of $ 800,000. (the "Allowance"). There can be no assurances that the Advances will be repaid, or if repaid that they will be repaid timely. Certain of the Affiliated Orthodontists currently in negotiation with the Company to discontinue their affiliation with the Company have received Advances.

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

         None
                                       13

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

DIRECTORS AND EXECUTIVE OFFICERS

The current directors and executive officers of the Company are as follows:

         Name                                             Age          Position
         ----                                             ---          --------
         Stephen Grussmark, DDS, MSD                      58           Chief Executive Officer and Chief
                                                                       Clinical Officer, Director

         F.W. Mort Guilford                               70           President, Chief Operating Officer,
                                                                       Secretary, Treasurer, Director

         Edward Strongin                                  49           Acting Chief Financial Officer

         Stephen J. Dresnick, MD                          49           Chairman of the Board of Directors

         Glenn L. Halpryn                                 38           Director

         William Thompson, DDS                            66           Director

         Gary Gerson                                      65           Director

         Stephen H. Bittel                                42           Director

         Stephen Grussmark, DDS, MSD became the Chief Executive Officer and Chief Clinical Officer and a director of the Company in April 1998 upon the closing of the Merger. From August 1996 until the Merger, Dr. Grussmark was Chief Executive Officer, Chief Clinical Officer and a director of Ortho Sub. Since 1968, Dr. Grussmark has been a practicing orthodontist in the Miami, Florida area. Since 1990, Dr. Grussmark has been an Assistant Clinical Professor of Graduate Orthodontics at the University of Florida Dental School and has been a staff member at Miami Children's Hospital since 1969. Dr. Grussmark is a member of the Dade County Dental Research Group, the American Dental Association, the American Association of Orthodontists, the Southern Association of Orthodontists, and is Past President of both the Florida Cleft Palate Association and the South Florida Academy of Orthodontists.

         F.W. Mort Guilford became the President, Chief Operating Officer and a director of the Company in April 1998 upon the closing of the Merger. From August 1996 until the Merger, Mr. Guilford was President, Chief Operating Officer and a director of Ortho Sub. From 1956 through the closing of the Merger, Mr. Guilford practiced business, real estate and land use law in the Miami, Florida area and has been an investor in numerous business ventures, including real estate, banking and food franchises. Since 1984, Mr. Guilford has served as Chairman of The Alma Jennings Foundation, a charitable foundation, and from 1989 through 1994, he served on the Florida Public Service Nominating Committee, which makes recommendations to the Governor of Florida for appointees to the Florida Public Service Commission. In addition, Mr. Guilford has served on the State of Florida Finance and Bond Council, was a member of the University of Miami Board of Trustees, and was Chairman of the Economic Development Committee and Code Enforcement Board for the City of Coral Gables, Florida. Since 1995, Mr. Guilford has been a member of the Coral Gables Foundation.

         Stephen J. Dresnick, MD has been a member of the Board of Directors of the Company since its inception and the Chairman of the Board of Directors since April 1998. Since March, 1998, Dr. Dresnick has been the Chief Executive Officer, President and Chairman of the Board of Directors of FPA Medical Management, Inc., a physician practice management company ("FPA"). From November 1996 through February 1998, Dr. Dresnick served as the Vice Chairman of the Board of FPA. On July 19, 1998, FPA and 89 of its subsidiaries and affiliates (collectively, the "Debtors") filed for protection under Chapter 11 in the United States District Court for the District of Delaware (the "Bankruptcy Court"). The cases have been consolidated for the purpose of joint administration and have been assigned to Chief United States Bankruptcy Judge Peter J. Walsh. The consolidated caption is: In re FPA Medical Management, Inc., et. al., Debtors, Case Nos. 98-1596 through 98-1685. From 1987 through March 1998, Dr. Dresnick has served as President, Chief Executive Officer and Chairman of the Board of Directors of Sterling Healthcare Group, Inc., a company engaged in providing physician practice management to hospital-based emergency departments. Dr. Dresnick is a Diplomate of the National Board of Medical Examiners and is certified by the American Board of Emergency Medicine. Dr. Dresnick is licensed to practice medicine in 12 states. Dr. Dresnick currently holds an appointment as Assistant Professor at University of Miami, School of Nursing; is on the Dean's Advisory Committee at University of Miami, School of Business; is an Advisory Board Member at the Center for the Advancement of Service Management, University of Florida, College of Business Administration; is a Clinical Associate Professor for the Department of Surgery, University of Florida, School of Medicine; and is a member of the Board of Trustees of Florida International University.

         Glenn L. Halpryn has been a member of the Board of Directors since its inception, and was President of the Company from inception through the closing of the Merger in April 1998. Since 1985, Mr. Halpryn has been engaged in real estate investment and development activities, including the management, finance and leasing of commercial real estate. From April 1988 through June 1998, Mr. Halpryn was Vice Chairman of Central Bank, a Florida state-chartered bank. Since June 1987, Mr. Halpryn has been the President of and beneficial holder of stock of United Security Corporation, a broker-dealer registered with the NASD. From June 1992 through May 1994, Mr. Halpryn served as the Vice President, Secretary-Treasurer of Frost Hanna Halpryn Capital Group, Inc., a "blank check" company whose business combination was effected in May 1994 with Sterling Healthcare Group, Inc. From June 1995 through October 1996, Mr. Halpryn served as a member of the Board of Directors of Sterling Healthcare Group, Inc.

         William Thompson, DDS became a director of the Company upon the closing of the Merger in April 1998. Dr. Thompson had been a consultant to Ortho Sub since its inception. Since 1960, Dr. Thompson has been a practicing orthodontist in the Bradenton, Florida area. He is a member of the Council on Orthodontic Education of the American Association of Orthodontics. From 1985 through 1992, Dr. Thompson was a Director and from 1991 through 1992 was the President of the American Board of Orthodontics. Dr. Thompson has received numerous professional appointments as well as published numerous articles concerning orthodontics. Dr. Thompson has been a member of the Board of Directors of the First National Bank of Manatee since 1989.
                                       15

         Gary Gerson, CPA became a director of the Company upon the closing of the Merger in April 1998. Mr. Gerson is a founding partner, shareholder of and practicing accountant with Gerson Preston & Co., an accounting firm headquartered in Miami Beach, Florida since 1958, with offices in Boca Raton and Tampa. Mr. Gerson was former President and Chairman of the Board of Trustees of Mount Sinai Medical Center in Miami Beach, Florida, General Chairman of the Israel Bonds Organization for Florida, Member of the Board of Directors of the Greater Miami Jewish Federation, University of Florida Foundation and the Concert Association of Florida. Mr. Gerson was the recipient of an Honorary Doctorate of Laws Degree from St. Thomas University, the Distinguished Alumnus Award from the University of Florida and the 1996 Man of the Year award from the City of Miami Beach Chamber of Commerce.

         Stephen H. Bittel became a director of the Company in October 1998. Since 1980, Mr. Bittel has been the President and Chief Executive Officer of Terranova Corporation, a Miami- based full-service real estate organization founded in 1980.

         Edward Strongin. Mr. Strongin became the Company's acting Chief Financial Officer in August 1998 upon the resignation of Robert Leahy, the former Chief Financial Officer of the Company. Since 1986, Mr. Strongin has been a partner in the accounting firm of Pinchasik Strongin Muskat Stein & Co., Miami, Florida.

         Each director serves until the next annual meeting of shareholders and until his successor is elected and qualified. Each officer is appointed to serve until the next annual meeting of the Board of Directors and until his successor has been appointed and qualified.

BOARD COMMITTEES

         The Board currently has four standing committees: an Executive Committee, a Nominating Committee, an Audit Committee, and a Compensation and Stock Option Committee. Messrs. Bittel, Halpryn and Drs. Dresnick and Thompson serve on the Executive Committee. Messrs. Guilford and Halpryn and Dr. Grussmark serve on the Nominating Committee. Messrs. Bittel and Gerson serve on the Audit Committee and Messrs. Bittel and Gerson and Dr. Dresnick serve on the Compensation and Stock Option Committee. The Executive Committee is authorized by the Board of Directors to review and advise senior management of the Company regarding issues concerning strategic planning, significant transactions, policies and procedures and to make recommendations to senior management generally on issues such as budgetary items and to otherwise take all other action which may be delegated by the Board of Directors under the Florida Business Corporation Act. The Nominating Committee recommends candidates for election to the Company's Board of Directors, examines the performance of incumbent Directors and makes recommendations concerning the retention of such Directors. The Audit Committee recommends the annual appointment of the Company's auditors, with whom the Audit Committee reviews the scope of audit and non-audit assignments and related fees, accounting principles used by the Company in financial reporting and the adequacy of the Company's internal control procedures. The Compensation and Stock Option Committee administers the 1997 Orthodontix, Inc. Stock Option Plan (the "Stock Option Plan"). The Compensation and Stock Option Committee also has the responsibility for reviewing and approving salaries, bonuses, and other compensation and benefits of executive officers, and advising management regarding benefits and other terms and conditions of compensation.

CONFLICTS OF INTEREST

         None.

SIGNIFICANT EMPLOYEES

         None.

FAMILY RELATIONSHIPS

         William Thompson's son, Jeffrey Thompson, DDS, M.S. is an Affiliated Orthodontist.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

         As discussed above, Dr. Dresnick is the Chief Executive Officer, President and Chairman of the Board of Directors of FPA, which filed for protection under Chapter 11 of the Federal Bankruptcy Code in the Bankruptcy Court on July 19, 1998, along with certain of its subsidiaries and affiliates. Except for the FPA Bankruptcy, to the Company's knowledge based on information received from each officer and director, there have been no events under any bankruptcy act, no criminal proceedings and no judgments or injunctions material to the evaluation of the ability and integrity of any executive officer during the past five years.

COMPLIANCE WITH SECTION 16(a)

         To the Company's knowledge, based solely upon the Company's review of Forms 3, 4 and 5 furnished to the Company, for the fiscal year ended December 31, 1998, and for the period ended March 15, 1999, no person who was a director, officer or beneficial owner of more than ten percent of the Company's outstanding Common Stock or any other person subject to Section 16 of the Securities Exchange Act of 1934 (the "Exchange Act") failed to file on a timely basis, reports required by Section 16(a) of the Exchange Act.

Item 10.      Executive Compensation

DIRECTOR COMPENSATION

         Since the Merger, non-employee directors of Orthodontix have received $500 for each Board meeting attended as well as accountable reimbursement for any reasonable business expenses incurred in connection with their activities on behalf of Orthodontix. In addition, they are entitled to receive stock options under the 1997 Orthodontix, Inc. Stock Option Plan. The Board of Directors met six times and took action by written consent once during the fiscal year ended December 31, 1998. As of March 1999, the Company granted to each non-employee director of the Company, other than Mr. Bittel, the option for a period of two years to acquire 20,000 shares of the Company's Common Stock at a purchase price of $1.75 per share in lieu of any future cash payments to be made to such persons for attendance at Board meetings. As of March 1999, the Company granted to Mr. Bittel, the option for a period of two years to acquire 100,000 shares of the Company's Common Stock at a purchase price of $1.75 per share.

EXECUTIVE COMPENSATION

         No executive officer of the Company earned more than $100,000 during the fiscal year ended December 31, 1998. The following table sets forth the compensation earned for services rendered to the Company in all capacities for the fiscal years ended December 31, 1998, 1997 and 1996 by the Company's Chief Executive Officer and President (the "Named Executive Officers"):

                                            SUMMARY COMPENSATION TABLE




                                                                                     Long Term
                             Annual Compensation                                     Compensation Awards
---------------------------------------------------------------------------------------------------------------------------
                                                                                     Securities
Name and Principal                                            Other Annual           Underlying          All Other
Position (1)                 Year       Salary     Bonus      Compensation(2)        Options/SARs        Compensation
===========================================================================================================================
Stephen Grussmark,           1998       $0         $0         $0                     0                   $0
DDS, MSD, Chief
Executive Officer, Chief     1997       -          -          -                      -                   -
Clinical Officer and         1996       -          -          -                      -                   -
director since April
1998
---------------------------------------------------------------------------------------------------------------------------
F.W. Mort Guilford,          1998       $0         $0         $9,440                 150,000             $0
President, Chief
Operating Officer and        1997       -          -          -                      -                   -
director since April         1996       -          -          -                      -                   -
1998
---------------------------------------------------------------------------------------------------------------------------

(1) Edward Strongin, the Company's Acting Chief Financial Officer, is a partner of Pinchasik Strongin Muskat Stein & Co., which firm was paid $192,045 by the Company during the year ended December 31, 1998.
(2)  Other Annual Compensation represents an automobile allowance for Mr.
     Guilford.


                     STOCK OPTION GRANTS IN FISCAL YEAR 1998

     No stock options were granted to Dr. Grussmark during the fiscal year ended December 31, 1998. No exercised or unexercised options to purchase the Company's Common Stock were held by Dr. Grussmark as of December 31, 1998. Options to acquire 150,000 shares of the Company's Common Stock at any time and from time to time for a period of five years, commencing April 16, 1998 were granted to Mr. Guilford in connection with the closing of the Merger (the "Guilford Options"). The Guilford Options remained unexercised and outstanding as of December 31, 1998.

--------------------------------------------------------------------------------------------------------------------------
                                 Number of
                                Securities        Percent of Total         Market
                                Underlying       Options Granted to       Price on      Exercise or
                                  Options             Employees            Date of       Base Price       Expiration
Name                            Granted(1)         In Fiscal Year         Grant ($)         ($)              Date
===========================================================================================================================
Stephen Grussmark, DDS                      -             -                   -              -                -
---------------------------------------------------------------------------------------------------------------------------
F.W. Mort Guilford                    150,000          26.32%               9.11            9.11        April 15, 2003
---------------------------------------------------------------------------------------------------------------------------

(1)  All  options are non-qualified options.

                   STOCK OPTION EXERCISES IN FISCAL YEAR 1998
                       AND FISCAL YEAR END OPTION VALUES

         The following table sets forth certain summary information concerning exercised and unexercised options to purchase the Company's Common Stock as of December 31, 1998 held by Dr. Grussmark and Mr. Guilford. Neither Dr. Grussmark nor Mr. Guilford exercised any options during the year ended December 31, 1998.

--------------------------------------------------------------------------------------------------------------------------
                                                                                            Value of Unexercised
                               Shares                       Number of Unexercised           In-the-money Options
                              Acquired        Value           Options at FY-end                   at FY-end
Name                        on Exercise    Realized (1)   Exercisable/Unexercisable   Exercisable/Unexercisable (2)(3)
===========================================================================================================================
Stephen Grussmark, DDS          --             --                               0 / 0                               n/a

F.W. Mort Guilford              --             --                         150,000 / 0                           $0 / $0
--------------------------------------------------------------------------------------------------------------------------

(1) The difference between the average of the high and low sales prices per share of the Common Stock as reported on Nasdaq on the date of exercise, and the exercise or base price.
(2) The difference between the average of the high and low sales prices per share of the Common Stock as quoted on Nasdaq on December 31, 1998, $2.25, and the exercise or base price.
(3) As of December 31, 1997, Mr. Guilford held options to purchase 150,000 shares of Common Stock at $9.11 per share, all of which are currently exercisable.


EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-
CONTROL ARRANGEMENTS

         Dr. Grussmark, an Affiliated Orthodontist has no employment agreement with the Company and does not receive a salary in his capacity as the Company's Chief Executive Officer and Chief Clinical Officer. Dr. Grussmark's responsibilities include business development and acting as a liaison between the Company and the Affiliated Practices. Mr. Guilford has no employment agreement with the Company and does not receive a salary in his capacity as President and Chief Operating Officer, but does receive an automobile allowance of $1,180 monthly.

Item 11.       Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth information known to the Company with respect to the beneficial ownership of its Common Stock as of March 31, 1999 by
(i) each stockholder known by the Company to own beneficially more than 5% of the outstanding Common Stock, (ii) each of Mr. Guilford and Dr. Grussmark, the only persons named in the Summary Compensation Table, (iii) each director of the Company, and (iv) all directors and executive officers as a group. As of March 31, 1999, there were 5,881,721 shares of Common Stock outstanding.

                             PRINCIPAL SHAREHOLDERS


Name and Address                                                       Shares of Common Stock             Percent
of Beneficial Owner                                                     Beneficially Owned(1)               Owned
-------------------                                                     ---------------------               -----
Stephen Grussmark, DDS, MSD                                                  896,956 (2)                   15.25%
2222 Ponce de Leon Blvd., 3rd  Floor
Coral Gables, FL 33134
F.W. Mort Guilford                                                           500,180 (4)                    8.29%
2222 Ponce de Leon Blvd., 3rd Floor
Coral Gables, FL 33134
Stephen J. Dresnick                                                          380,000 (3)(4)                 6.23%
2222 Ponce de Leon Blvd., 3rd Floor
Coral Gables, FL 33134
Glenn L. Halpryn                                                             357,300 (4)                    6.05%
2222 Ponce de Leon Blvd., 3rd Floor
Coral Gables, FL 33134
Stephen Bittel                                                               103,000 (4)                    1.72%
2222 Ponce de Leon Blvd., 3rd Floor
Coral Gables, FL 33134
William Thompson, DDS                                                         69,500 (4)(5)                 1.17%
2222 Ponce de Leon Blvd., 3rd Floor
Coral Gables, FL 33134
Gary Gerson                                                                   20,000 (4)                    0.34%
2222 Ponce de Leon Blvd., 3rd  Floor
Coral Gables, FL 33134
All Officers and Directors                                                 2,337,236                       36.17%
as a Group
Total Shares Outstanding                                                   5,881,721
as of March 31, 1999

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Common Stock subject to options or warrants held by that person that are currently exercisable or will become exercisable within 60 days after March 31, 1999 are deemed outstanding, while such shares are not deemed outstanding for purposes of computing percentage ownership of any other person. Unless otherwise indicated in the footnotes below, the persons and entities named in the table have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws where applicable.
(2) Includes 891,956 shares of Common Stock held in various trusts for which Dr. Grussmark or his spouse is the sole trustee and the beneficiaries of which are Dr. Grussmark, his spouse or his children.
(3) Includes 160,000 shares of Common Stock held by a limited partnership of which Dr. Dresnick is both a limited partner and the owner of the corporate general partner.
(4) Includes shares of Common Stock issuable upon the exercise by Mr.
Guilford (150,000), Dr. Dresnick (220,000), Dr. Thompson (60,000), Mr. Bittel (100,000), Mr. Halpryn (20,000), and Mr. Gerson (20,000) of currently exercisable stock options.
(5) Includes 2,000 shares of Common Stock held in a trust for which Dr. Thompson's spouse is the sole trustee and beneficiary.

Item 12.      Certain Relationships and Related Transactions

         Edward Strongin, the Company's Acting Chief Financial Officer, is a partner of Pinchasik Strongin Muskat Stein & Co., which firm was paid $192,045 by the Company during the fiscal year ended December 31, 1998. Until a suitable replacement is retained by the Company, the Company presently intends to continue to engage the services of Mr. Strongin as Acting Chief Financial Officer.


Item 13.      Exhibits And Reports on Form 8-K

(a)      Documents filed as part of this report


         1.   Financial Statements

              See page F-1.

         2.   Exhibits:

              See Exhibit Index. The Exhibits listed in the accompanying Exhibits Index are filed or incorporated by reference as part of this report.

(b)      Reports on Form 8-K:

         None

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                  By: /s/ F.W. Mort Guilford
                                                  --------------------------
                                                  F.W. Mort Guilford, President


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature                                            Title                                     Date
---------                                            -----                                     ----
/s/ Stephen Grussmark, DDS, MSD                      Chief Executive Officer, Chief            April 14, 1999
-------------------------------                      Clinical Officer, Director
Stephen Grussmark, DDS, MSD

/s/ F.W. Mort Guilford                               President, Chief Operating Officer,       April 14, 1999
--------------------------------------------------   Secretary, Treasurer, Director
F.W. Mort Guilford

/s/ Edward Strongin                                  Acting Chief Financial Officer            April 14, 1999
----------------------------------------------------
Edward Strongin

/s/ Stephen J. Dresnick, MD                          Director                                  April 14, 1999
---------------------------------------------
Stephen J. Dresnick, MD

                                                     Director                                  April 14, 1999
----------------------------------------------------
Glenn L. Halpryn

/s/ William Thompson, DDS                            Director                                  April 14, 1999
-----------------------------------------
William Thompson, DDS

/s/ Stephen H. Bittel                                Director                                  April 14, 1999
-----------------------------------------------------
Stephen H. Bittel

/s/ Gary Gerson, CPA                                 Director                                  April 14, 1999
-----------------------------------------------
Gary Gerson, CPA

                                       22

                                  EXHIBIT INDEX

   Exhibit
   Number         Exhibit Description
   ------         -------------------
    2.1*          Agreement and Plan of Merger and Reorganization, dated October 30, 1997, between
                  Embassy Acquisition Corp. (now known as Orthodontix, Inc. (the "Company")) and
                  Orthodontix, Inc. (now known as Orthodontix Subsidiary, Inc.).
    3.1*          Amended and Restated Articles of Incorporation of the Company.
    3.2*          Bylaws of the Company as amended.
    4.1*          Form of certificate representing shares of Common Stock of the Company.
   10.1*          1997 Orthodontix, Inc. Stock Option Plan
   10.2*          Form of Administrative Services Agreement of the Company.
   10.3*          Forms of Services Agreement of the Company.
   10.4*          Form of Agreement and Plan of Reorganization of the Company.
   10.5*          Forms of Lock-Up Agreement.
   21.1+          Subsidiaries of the Company.
   27.1+          Financial Data Schedule for the Company as of and for the Year Ended December
                  31, 1998.

------------
* Incorporated by reference to the Company's Registration Statement on Form S-4 declared effective on March 26, 1998 by the Securities and Exchange Commission, SEC File No. 333-48677.
+    Filed herewith.

                                LIST OF EXHIBITS


Exhibit
Number            Exhibit Description
21.1              Subsidiaries of the Company.
27.1              Financial Data Schedule for the Company as of and for the Year
                  Ended December 31, 1998.

INDEX TO FINANCIAL STATEMENTS
                                                                                      Pages
Report of Independent Certified Public Accountants                                     F-2

Consolidated Financial Statements:

Consolidated Balance Sheets as of December 31, 1998 and 1997                           F-3

Consolidated Statements of Operations for the years ended
     December 31, 1998 and 1997                                                        F-4

Consolidated Statements of Changes in Stockholders' (Deficiency) Equity
     for the years ended December 31, 1998 and 1997                                    F-5

Consolidated Statements of Cash Flows for the years ended
     December 31, 1998 and 1997                                                        F-6

Notes to the Consolidated Financial Statements                                         F-7

               Report of Independent Certified Public Accountants


April 11, 1999


To the Board of Directors and
Shareholders of Orthodontix, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in stockholders' (deficiency) equity and of cash flows present fairly, in all material respects, the financial position of Orthodontix, Inc. (the "Company") at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 1, subsequent to year-end, the Company terminated or is negotiating to terminate its affiliation with seven Founding Practices. In addition, management is exploring various ways to restructure agreements with Founding Practices. If management is not able to successfully restructure the agreements and negotiate to terminate certain affiliations, additional alternatives with respect to its operations may be pursued.


PricewaterhouseCoopers, LLP

ORTHODONTIX, INC.
CONSOLIDATED BALANCE SHEETS
as of December 31, 1998 and 1997

                                         ASSETS                                  1998             1997
                                         ------                                  ----             ----
Current assets:
    Cash and cash equivalents                                                $ 1,289,481    $    84,920
    Patient receivables and unbilled patient receivables, net of allowance
       of $267,000 at December 31, 1998                                        1,113,254             --
    Prepaid expenses and other current assets                                    183,736            130
                                                                             -----------    -----------
       Total current assets                                                    2,586,471         85,050

Property and equipment, net                                                      839,193          3,400
Advances to Founding Practices, net of allowance of $800,000                     950,328           --
Notes and other receivables                                                      303,040         50,000
Deferred tax asset                                                                73,825           --
Other assets                                                                      20,094          5,215
                                                                             -----------    -----------
       Total assets                                                          $ 4,772,951    $   143,665
                                                                             ===========    ===========
                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
                -------------------------------------------------

Current liabilities:
    Accounts payable and accrued liabilities                                 $   705,525    $    57,502
    Amounts payable to Founding Practices                                        466,626             --
    Patient prepayments                                                          108,009             --
    Bank line of credit                                                               --        496,283
    Lease payable - current portion                                               16,200             --
    Deferred tax liability                                                        73,825             --
                                                                             -----------    -----------
       Total current liabilities                                               1,370,185        553,785

Lease payable                                                                     47,937             --
Due to stockholders                                                                   --        297,505
                                                                             -----------    -----------
       Total liabilities                                                       1,418,122        851,290
                                                                             -----------    -----------
Commitments and contingencies (Notes 6 and 10)

Stockholders' equity (deficiency):
    Preferred stock, $.0001 par value, 100,000,000 and 1,000,000 shares authorized at December 31, 1998 and 1997, respectively,
       no shares issued and outstanding                                               --             --
    Common stock, $.0001 par value, 100,000,000 shares authorized,
       5,881,721    and 1,300,000 shares issued and outstanding at
       December 31, 1998 and 1997,  respectively                                     588            130
    Additional paid-in capital                                                 5,607,261             --
    Accumulated deficit                                                       (1,854,557)      (707,755)
    Less: deferred compensation - stock options                                 (398,463)            --
                                                                             -----------    -----------
       Total stockholders' equity (deficiency)                                 3,354,829       (707,625)
                                                                             -----------    -----------

       Total liabilities and stockholders' equity (deficiency)               $ 4,772,951    $   143,665
                                                                             ===========    ===========

The accompanying notes are an integral part of these consolidated financial statements.

ORTHODONTIX, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
for the years ended December 31, 1998 and 1997

                                                            1998             1997
                                                            ----             ----
Management service fee revenue                           $ 8,035,839    $        --
                                                         -----------    -----------
Direct practice expenses:
    Salaries and benefits                                  2,861,318             --
    Orthodontic supplies                                   1,169,323             --
    Rent                                                   1,051,671             --
    Depreciation and amortization                            184,278             --
    Other                                                  1,039,066             --
                                                         -----------    -----------
       Total direct practice expenses                      6,305,656             --

General and administrative                                 2,086,328        626,937
Provision for losses on advances to Founding Practices       800,000             --
Depreciation and amortization                                 17,927            377
                                                         -----------    -----------
       Total expenses                                      9,209,911        627,314
                                                         -----------    -----------
       Net operating loss                                 (1,174,072)      (627,314)
                                                         -----------    -----------
Other income (expense):
    Interest income                                           78,836             42
    Interest expense                                         (51,566)        (6,308)
                                                         -----------    -----------
       Total other income (expense)                           27,270         (6,266)
                                                         -----------    -----------
Net loss                                                 $(1,146,802)   $  (633,580)
                                                         ===========    ===========
Loss per common and common
    equivalent share:
    Basic                                                $     (0.25)   $     (0.49)
                                                         ===========    ===========
    Diluted                                              $     (0.25)   $     (0.49)
                                                         ===========    ===========
Weighted average number of common and
   common equivalent shares outstanding -
    basic and diluted                                      4,563,691      1,300,000
                                                         ===========    ===========

The accompanying notes are an integral part of these consolidated financial statements.
                                      F-4

ORTHODONTIX, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIENCY) EQUITY for the years ended December 31, 1998 and 1997

                                                                     Additional
                                                   Common Stock        Paid-in     Accumulated                Deferred
                                                 Shares     Amount     Capital       Deficit     Subtotal   Compensation      Total
                                                 ------     ------     -------       -------     --------   ------------      -----
Balance, December 31, 1996                       1,300,000    $ 130  $         - $    (74,175)  $  (74,045) $        -   $  (74,045)
Net loss for the year ended December 31, 1997            -        -            -     (633,580)    (633,580)          -     (633,580)
                                               -----------  -------  ----------- ------------  -----------  ----------   ----------
Balance, December 31, 1997                       1,300,000      130            -     (707,755)    (707,625)          -     (707,625)

Issuance of stock to public stockholders
    in connection with the Merger and
    to Founding Practices                        4,581,721      458    5,607,261            -    5,607,719           -    5,607,719
Net loss for the year ended December 31, 1998            -        -            -   (1,146,802)  (1,146,802)          -   (1,146,802)
Deferred compensation for stock options                  -        -            -            -            -    (521,625)    (521,625)
Amortization of deferred compensation                    -        -            -            -            -     123,162      123,162
                                               -----------  -------  ----------- ------------  -----------  ----------   ----------
Balance, December 31, 1998                       5,881,721    $ 588  $ 5,607,261 $ (1,854,557)  $3,753,292  $ (398,463)  $3,354,829
                                               ===========  =======  =========== ============  ===========  ==========   ==========

The accompanying notes are an integral part of these consolidated financial statements.

ORTHODONTIX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended December 31, 1998 and 1997

                                                                                 1998            1997
                                                                                 ----            ----
Cash flows from operating activities:
    Net loss                                                                  $(1,146,802)   $  (633,580)
    Adjustments to reconcile net loss to net cash used in
       operating activities:
       Depreciation and amortization                                              202,205            377
       Bad debt expense                                                           237,187              -
       Noncash compensation expense                                               195,312             --
       Provision for advances to Founding Practices                               800,000             --
       Changes in assets and liabilities (net of practice assets acquired):
          Patient receivables and unbilled patient receivables                   (568,393)            --
          Advances to Founding Practices                                       (1,750,328)            --
          Prepaid expenses and other current assets                               (86,483)            --
          Other assets                                                            (14,879)        (5,215)
          Accounts payable and accrued liabilities                                648,023         29,243
          Amounts payable to Founding Practices                                   466,626             --
          Patient prepayments                                                     108,009             --
                                                                              -----------    -----------

            Net cash used in operating activities                                (909,523)      (609,175)
                                                                              -----------    -----------

Cash flows from investing activities:
    Purchase of property and equipment                                           (139,987)        (3,777)
    Purchase of practice assets                                                (3,362,593)            --
    Payment of notes receivable                                                    59,393             --
    Investment in notes receivable to stockholders                               (409,556)       (50,000)
                                                                              -----------    -----------

            Net cash used in investing activities                              (3,852,743)       (53,777)
                                                                              -----------    -----------

Cash flows from financing activities:
    Payment of lease obligation                                                   (20,745)          --
    (Repayment to) proceeds from bank line of credit, net                        (496,283)       496,283
    Proceeds from merger, net of costs                                          6,781,360           --
    (Repayments to) advances from stockholders, net                              (297,505)       248,907
                                                                              -----------    -----------

            Net cash provided by financing activities                           5,966,827        745,190
                                                                              -----------    -----------

Net increase in cash and cash equivalents                                       1,204,561         82,238

Cash and cash equivalents, beginning of year                                       84,920          2,682
                                                                              -----------    -----------

Cash and cash equivalents, end of year                                        $ 1,289,481    $    84,920
                                                                              ===========    ===========

Supplemental Disclosure of Cash Flow Information:
    Interest paid                                                             $    51,566    $     6,308
                                                                              ===========    ===========

Supplemental Disclosure of Non-Cash Items from Investing Activities:
    Assets acquired under lease agreement                                     $    84,882    $        --
                                                                              ===========    ===========

The accompanying notes are an integral part of these consolidated financial statements.

ORTHODONTIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.     Description of Business:

       On April 16, 1998, Orthodontix, Inc. ("Orthodontix" or the "Company") consummated a merger ("Merger") with Embassy Acquisition Corp. ("Embassy"), a publicly held Florida corporation. As a result of the Merger, each outstanding share of common stock of Orthodontix converted into one share of Embassy common stock. Embassy's outstanding common stock and Embassy's articles of incorporation were amended to change Embassy's name to Orthodontix. Additionally, the Company authorized a class of Preferred Stock consisting of 100,000,000 shares, par value $.0001. The Merger has been treated as a capital transaction equivalent to the issuance of 2,540,000 shares of common stock by the Company for the net monetary assets of Embassy of approximately $7.4 million at the closing accompanied by a recapitalization of Orthodontix. The Company incurred merger costs of approximately $649,000 in connection with the Merger.

       On April 16, 1998, the Company acquired, simultaneously with the closing of the Merger, certain assets and assumed certain liabilities of 26 orthodontic practices (the "Founding Practices") (collectively referred to as the "Affiliated Acquisitions"), with the net book value of approximately $1.3 million, in exchange for 2,041,721 shares of common stock and approximately $3.4 million in cash. The Company does not employ orthodontists or control the practice of orthodontics by the orthodontists employed by professional corporations (collectively referred to as the "Affiliated Practices"). The Company executed Administrative Service Agreements with separately formed professional associations (the "PCs") and does not hold any equity ownership interest in the PCs, therefore, the Affiliated Acquisitions were not deemed to be business combinations. Because each of the owners of the Founding Practices was a Promoter of the transaction, in accordance with the Securities and Exchange Commission's Staff Accounting Bulletin No. 48, "Transfers of Nonmonetary Assets by Promoters or Shareholders", transferred nonmonetary assets and assumed liabilities are accounted for at the historical cost basis of the Founding Practices and any monetary assets assumed and any monetary liabilities included in the Affiliated Acquisitions were recorded at fair value. The cash consideration paid in excess of net assets transferred is reflected as a dividend paid by the Company.

       Under the Administrative Services Agreement, the Company provides management services which include consultation and other activities regarding the suitability of facilities and equipment, nonprofessional staffing, regulatory compliance, productivity improvements, inventory and supplies management, information systems management, and, subject to applicable law, other services as the Company deems necessary to meet the day-to-day requirements of the Founding Practices. The Company is paid a management fee for its services under the Administrative Service Agreements which have terms of 40 years and are subject to renegotiations at the end of such terms. The Company manages 46 offices in 11 states at December 31, 1998.

ORTHODONTIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


2.   Summary of Significant Accounting Policies:

       The Company has suffered losses from operations of $1,146,802 and $633,580 for the years ended December 31, 1998 and 1997, respectively, and has an accumulated deficit of $1,854,557 at December 31, 1998. Subsequent to year-end, as a result of such losses, management is exploring plans to amend the agreements with the Founding Practices with respect to the Company's management fees as well as amounts payable to the orthodontists. This will result in the Company not needing to advance amounts to the Founding Practices. In addition, in the course of discussions with certain orthodontists, several have expressed an interest in terminating their affiliation with the Company. Management is negotiating with certain Founding Practices to terminate their affiliation with the Company and to buy back certain practice assets originally purchased from the Founding Practices (see Notes 6 and 10). Management is also exploring possible ways in which to control corporate general and administrative costs while continuing to provide services required under various agreements. Such plans are designed to reduce the losses from operations that the Company has incurred to date. There are no assurances that such measures will be successful. Management believes that to the extent such measures are not successful that the Company will have to explore additional alternatives with respect to its operations.

       Basis of Presentation

       The accompanying consolidated financial statements include the accounts of Orthodontix and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in the preparation of the consolidated financial statements.

       The consolidated financial statements are prepared in accordance with the consensus reached by the Financial Accounting Standards Board's Emerging Issues Task Force with respect to physician practice management companies. The Company does not meet the conditions and, therefore, does not consolidate the results of operations of the Founding Practices into its consolidated statements of operations.

       Use of Estimates

       The preparation of financial statements in conformity with generally accepted accounting principles requires estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

       Cash and Cash Equivalents

       The Company considers all highly liquid financial instruments with maturities of 90 days or less at the date of purchase to be cash equivalents.

ORTHODONTIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


2.     Summary of Significant Accounting Policies, Continued:

       Cash and Cash Equivalents, Continued

       The Company maintains its cash and cash equivalents, which consist principally of demand deposit accounts, money market accounts and overnight repurchase agreements with financial institutions. The balance in demand deposit accounts, at times, may exceed FDIC insurance limits.

       Patient Receivables and Unbilled Patient Receivables

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

       Unbilled patient receivables represent the earned revenue in excess of billings to patients as of the end of each period. Patient prepayments represent collections from patients or their insurance companies, which are received in advance of the performance of the related services.

       Concentration of credit risk relating to patient receivables is limited by the number, diversity and geographic dispersion of the business units managed by the Company, as well as by the large number of patients and payors.

       Advances to/Amounts Payable to Founding Practices

       From time to time, certain funds have been advanced to the Founding Practices to cover expenses and for working capital purposes. In addition at the time of the Merger, certain amounts were collected and disbursed by the Founding Practices in connection with the Company's transition to centralized cash collection and disbursement procedures. To the extent the net amounts (the difference between collections and disbursements during this initial period) have not been remitted by the Founding Practices, such amounts have been recorded as advances to Founding Practices. Such amounts are due to the Company on demand. The Company is currently negotiating repayment terms with the orthodontists. Although the Company anticipates collection of certain amounts in 1999, such amounts are not determinable. Therefore, the balance of advances to Founding Practices have been classified as a long-term asset at December 31, 1998. The Company has recorded an allowance related to the collectibility of such amounts at December 31, 1998 of $800,000. Such allowance was recorded principally in the fourth quarter of 1999.

       Amounts payable to Founding Practices represents amounts earned and accrued under their agreements with the PCs and due to Founding Practices but not remitted at year-end.

ORTHODONTIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


2.     Summary of Significant Accounting Policies, Continued:

       Property and Equipment, net

       Property and equipment is stated at historical cost. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets of three to five years. Upon the sale or retirement of property and equipment, the cost and related accumulated depreciation are eliminated from the respective accounts and the resulting gain or loss is included in earnings. Routine maintenance and repairs are charged to expense as incurred, while costs of betterments and renewals are capitalized.

       Management Fee Revenue

       Revenue from managing the practices is recognized on a monthly basis as the services are provided. The revenue of the Company consists of the sum of the management service fees and such amounts equal to the operating expenses of orthodontic practices incurred by the Company under such Administrative Service Agreements.

       In general, the Administrative Service Agreements provide for the payment of fees to the Company based on a negotiated percentage of the accrued patient revenue of each Founding Practice. Patient revenue is recognized by the Founding Practice as orthodontic services are performed. If the patient enters into a long-term orthodontic contract, approximately 24% of the contract value is recognized at the initial treatment date and the remaining amounts are recognized on an estimated average contract period of 24 months. The 24% estimated revenue is based on the estimated costs incurred by each Founding Practice at that time as compared to the total costs of providing the contracted services and is consistent with industry standards. The percentage includes the estimated costs of diagnosis and treatment plan development, initial treatment by orthodontic personnel, orthodontic supplies, and associated administrative services. Expenses not required to be paid by the Company pursuant to the Administrative Service Agreements primarily consist of professional expenses of the orthodontists.

       Advertising Costs

       The Company expenses all advertising costs the first time the advertising takes place. For the years ended December 31, 1998 and 1997, the Company expensed advertising costs of approximately $239,000 and $157,000, respectively.

       Income Taxes

       The Company utilizes the liability method of accounting for income taxes. The liability method requires recognition of deferred tax assets and liabilities based on the differences between the financial statement and the tax bases of assets and liabilities using enacted tax rates and laws in effect in the years in which the differences are expected to reverse. Deferred tax assets are also established for the future tax benefits of loss and credit carryovers.

ORTHODONTIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


2.     Summary of Significant Accounting Policies, Continued:

       Earnings Per Share

       In 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share", which requires the presentation of both basic and diluted earnings per share. Basic earnings per share is calculated by dividing the net income or loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing the net income or loss by the weighted average number of common and potential common equivalent shares outstanding during the period. Potential common shares consist of the dilutive effect of outstanding options calculated using the treasury stock method. Potential common shares for 1998 are antidilutive and, thus, are excluded from the calculation of earnings per share.

       Stock Options

       SFAS No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options and other equity instruments based on fair value accounting rules. The Company has chosen not to apply the fair value accounting rules in the statements of operations for employee stock-based compensation. But such treatment is required for non-employee stock-based compensation, including options granted to the orthodontists. The Company has chosen the SFAS No. 123 alternative to disclose pro forma net income and earnings per share as if the fair value based method was used.

       Recent Accounting Pronouncements

       AICPA Statement of Position ("SOP") No. 98-5, "Reporting on the Costs of Start-Up Activities", requires certain costs related to start-up activities to be charged to expense as incurred. SOP No. 98-5 is effective for fiscal years beginning after December 31, 1998.

       SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999.

       It is currently anticipated that the adoption of SOP No. 98-5 and SFAS No. 133 will not have a significant financial statement impact when adopted.

ORTHODONTIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


3.     Property and Equipment:

       Property and equipment consist of the following at December 31, 1998 and 1997:

                                                                    1998                1997
                                                                    ----                ----
Furniture and fixtures                                         $ 347,364              $ 3,777
Dental and office equipment                                      542,335                    -
Leasehold improvement                                            152,076                    -
                                                        -----------------   ------------------

                                                               1,041,775                3,777

Less accumulated depreciation
     and amortization                                           (202,582)                (377)
                                                        -----------------   ------------------

                                                               $ 839,193              $ 3,400
                                                        =================   ==================

       The Company leases certain equipment under a capital lease. Included in the above amounts at December 31, 1998 is certain leased equipment and accumulated amortization of $84,882 and $15,458, respectively.

4.     Accounts Payable and Accrued Expenses:

       Accounts payable and accrued expenses consists of the following at December 31, 1998 and 1997:

                                                               1998                1997
                                                               ----                ----
Accounts payable                                                $ 430,027            $ 54,279
Accrued salaries and benefits                                     188,084               3,223
Other accrued expenses                                             87,414                   -
                                                          ----------------   -----------------

                                                                $ 705,525            $ 57,502
                                                          ================   =================

5.     Bank Line of Credit:

       In July 1997, the Company entered into a loan agreement with a bank for a $500,000 line of credit to fund the Company's working capital needs. All amounts outstanding were due and payable on demand. The line of credit accrued interest at the LIBOR market index rate plus 2% (approximately 7.69% at December 31, 1997). A limited partnership, whose sole limited partner is the Chairman of the Company, collateralized the Company's repayment obligation under the line of credit. The outstanding balance was repaid with proceeds from the Merger.

ORTHODONTIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


6.     Commitments and Contingencies:

       The Company leases certain orthodontic centers and furniture and equipment under noncancelable operating leases which expire at various dates. Additionally, the Company leases equipment under a capital lease, which expires in 2002.

       Facilities for the orthodontic centers and administrative offices are rented under long-term leases accounted for as operating leases. The original lease terms are generally five to ten years with options to renew the leases for specified periods subsequent to their original terms. The leases have other various provisions, including sharing of certain executory costs and scheduled rent increases. Minimum future commitments as of December 31, 1998 are as follows:

1999                                                           $ 1,177,156
2000                                                             1,026,925
2001                                                               901,054
2002                                                               742,725
2003                                                               519,896
Thereafter                                                       2,534,812
                                                           ----------------

                                                               $ 6,902,568
                                                           ================

       The Company incurred rental expense for noncancelable operating leases and month-to-month leases of approximately $953,000 and $3,000 for the years ended December 31, 1998 and 1997, respectively.

       Certain of the leases for orthodontic centers are with the orthodontists associated with the Founding Practices. Included in the future minimum commitments, in the preceding table, are $4,337,000 in amounts due to such parties. In addition, of the rent expense incurred by the Company for the year ended December 31, 1998, $364,000 was paid to such parties.

       Amounts due for equipment under a capital lease at December 31, 1998 is as follows:

1999                                                               $ 22,092
2000                                                                 22,092
2001                                                                 22,092
2002                                                                 11,482
                                                             ---------------

                                                                     77,758
Less amounts representing interest                                  (13,621)
                                                             ---------------

Amount due under capital lease                                     $ 64,137
                                                             ===============

       Subsequent to year-end, the Company received written demands for damages from two Founding Practices arising from their allegations that the Company has breached its obligations under certain agreements including lease agreements with the orthodontists associated with these Founding Practices. Pursuant to the demand letter, these Founding Practices have alleged damages, in aggregate, of approximately $2.2 million.

ORTHODONTIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


6.     Commitments and Contingencies, Continued:

       In addition, subsequent to year-end, the Company received notice from an additional seven Founding Practices arising out of their allegations that the Company delivered less than should be delivered to the orthodontists for amounts owed under certain agreements. These Founding Practices have alleged damages, in the aggregate, of approximately $60,000. The Company is in negotiations with certain of these orthodontists associated with the Founding Practices to terminate their affiliation with the Company.

       The Company believes the matters described in the two preceding paragraphs are without merit and intends to vigorously defend itself. The Company does not believe such matters will have a material impact on the Company's consolidated financial position, results of operations, or liquidity.


7.     Related Party Transactions:

       In addition to transactions with related parties described elsewhere, the Company has the following additional related party transactions:

       During 1998, the Company advanced approximately $410,000 to stockholders of the Company who are associated with the Founding Practices. At December 31, 1998, the outstanding balance on such notes receivable, including accrued interest, was approximately $405,000, of which approximately $102,000 is included in prepaid expenses and other current assets as these amounts are expected to be repaid in 1999. The interest rate for these notes is 6% per annum. Such amounts are repayable in monthly installments of approximately $3,000 with accrued interest. One note receivable, in the amount of approximately $83,000 at December 31, 1998, is due in a balloon payment with accrued interest in April 1999. The remaining principal balance is due in monthly installments through May 2013.

       Two of the Company's stockholders funded expenses of the Company from the date of inception to the date of the Merger. Such amounts were classified as a long-term liability at December 31, 1997, as the stockholders agreed not to demand repayment of such amounts until the Company completed the Merger at which time such amounts were repaid.

       In addition, during 1997, the Company advanced $50,000 to an orthodontist associated with one of the Founding Practices. The amount advanced had an interest rate of 6% and was repaid at the time of the Merger.

       Neither the individual who serves as the Company's Chief Executive Officer and Chief Clinical Officer nor the individual who serves as the Company's President and Chief Operating Officer have an employment agreement with the Company. These individuals receive no compensation except the individual that serves as the Company's President and Chief Operating Officer receives an automobile allowance.

ORTHODONTIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


7.     Related Party Transactions, Continued:

       The Company shared office space and several support employees with the Company's President and Chief Operating Officer. Such amounts charged to the Company for its pro rata share of such costs amounted to approximately $104,700 and $62,200 for the years ended December 31, 1998 and 1997, respectively, and have been included in general and administrative expenses in the accompanying statements of operations.

8.     Income Taxes:

       The components of the income tax expense is as follows for the years ended December 31, 1998 and 1997:

                                       1998         1997
                                       ----         ----
Current:
    Federal                         $  (9,541)   $      --
    State                              (1,633)          --
                                    ---------    ---------

                                      (11,174)          --
                                    ---------    ---------

Deferred:
    Federal                          (607,822)    (193,384)
    State                            (104,047)     (33,103)
    Change in valuation allowance     723,043      226,487
                                    ---------    ---------

                                       11,174           --
                                    ---------    ---------

    Total                           $      --    $      --
                                    =========    =========

       The effective tax rate on income was 34% for the years ended December 31, 1998 and 1997. The differences between the effective rate and the U.S. federal income tax statutory rates are as follows for the years ended December 31, 1998 and 1997:

                                                           1998                1997
                                                           ----                ----

Tax at statutory rate                                      $ (389,913)         $ (215,417)
State income tax, net of federal benefit                      (41,191)            (22,998)
Change in valuation allowance                                 427,743             226,487
Other, net                                                      3,361              11,928
                                                     -----------------   -----------------

    Total                                                  $        -          $        -
                                                     =================   =================


ORTHODONTIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


8.     Income Taxes, Continued:

       The significant components of deferred income tax assets and liabilities are as follows at December 31, 1998 and 1997:

                                              1998         1997
                                              ----         ----
Deferred tax assets:
    Start-up expenses                        $ 187,313    $ 225,970
    Net operating loss carryforward             37,740           --
    Allowance for receivables and advances     327,001           --
    Nonqualified stock options                  73,496           --
    Other, net                                   4,612          376
                                             ---------    ---------

                                               630,162      226,346
    Valuation allowance                       (399,279)    (226,346)
                                             ---------    ---------

                                             $ 230,883    $      --
                                             =========    =========

Deferred tax liabilities:
    Accounts receivable                      $ 221,475    $      --
    Other                                        9,408           --
                                             ---------    ---------

    Total                                    $ 230,883    $      --
                                             =========    =========

       The long term deferred tax asset of $230,883 at December 31, 1998 is shown net of the long term deferred tax liability of $157,058.

       The Company has recorded a valuation allowance at December 31, 1998 and 1997 with respect to the deferred tax assets to the extent that management has determined that it is more likely than not that the benefit of such amounts will not be realized.

       The Company has net operating loss carryforwards for federal and state tax purposes of approximately $100,300 at December 31, 1998 and $70,600 at December 31, 1997. Such net operating loss carryforwards expire at various times commencing in 2012.

9.     Stock Option Plan:

       In conjunction with the Merger, the Company adopted an option plan (the "Option Plan") that provides for granting up to 500,000 shares of common stock by November 18, 2007. The Option Plan provides for the issuance of incentive stock options and non-qualified stock options. Under the Option Plan, options may be granted at not less than the fair market value of the stock on the date of the grant. The term of each option generally may not exceed ten years. At December 31, 1998, no options have been granted under the Option Plan.

       In connection with the Merger, certain directors, officers, employees and non-employees of the Company were awarded 956,303 stock options outside the Option Plan at exercise prices ranging from $7.29 to $9.11 per share. The options generally vest over varying periods of time.

       In addition, underwriter options, originally issued by Embassy in connection with their initial public offering, to purchase 120,000 shares of common stock at an exercise price of $7.80 per share, are outstanding. Such options are exerciseable for a period of five years commencing April 2, 1996.
                                      F-16

ORTHODONTIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


9.     Stock Option Plan, Continued:

       As part of the 956,303 stock options granted, the Company recognized compensation expense of approximately $72,000 for the year ended December 31, 1998 related to 185,000 options granted to employees for which the fair value of the stock on the date granted exceeded the exercise price. In addition, the Company determined the fair value of the 97,500 options granted to members of the Company's Advisory Board, who are non-employees, to be approximately $522,000 based on the Black-Scholes option-pricing model (the "Model"). Such amount was recorded as unearned compensation and is being amortized over the three year period that these options vest. At December 31, 1998, the unamortized unearned compensation, which is included as a separate component of stockholder's equity, was $398,463. The compensation expense related to such options for the year ended December 31, 1998 was $123,162. The fair value of each option granted to such nonemployee Advisory Board member was estimated on the date of grant, using the Model, with the following weighted average assumptions used: no dividend yield; expected volatility of the underlying stock of 70%; risk-free interest rate of 5.57% covering the related option periods; and expected lives of the options of 2 to 5 years based on the related option periods.

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

       A summary of the Company's stock option activity and related information is as follows:

                                                                                 Weighted
                                             Number         Option Price        Average          Expiration
                                            of Shares        Per Share       Exercise Price         Date
                                          --------------   ---------------   ---------------   ---------------
Outstanding at December 31, 1997                      -                 -                 -                 -

Granted                                         785,000     $7.29 - $9.11             $8.49       2001 - 2004
Exercised                                             -                 -                 -                 -
Forfeited                                        35,000              9.11              9.11       2001 - 2003
                                          --------------   ---------------   ---------------

Outstanding at December 31, 1998                750,000     $7.29 - $9.11             $8.46       2001 - 2004
                                          ==============   ===============   ===============

Exercisable at December 31, 1998                652,500     $7.29 - $9.11             $8.36       2001 - 2003
                                          ==============   ===============   ===============

                                      F-17

ORTHODONTIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


9.     Stock Option Plan, Continued:

       The Company has chosen to disclose pro forma net income and earnings per share as if the fair value based method was used. Had compensation expense been determined based on fair value consistent with the provisions of SFAS No. 123, the Company's net loss and net loss per share
       - basic and diluted for the year ended December 31, 1998 would have been $2,102,152 and $.46, respectively. The fair value of each option or share to be issued, using the Model, with the following assumptions: no dividend yield; expected volatility of the underlying stock of 70%, risk-free interest rate ranging from 5.38% to 5.57% covering the related option periods; and expected weighted average life of the options of 4.15 years based on the related option periods.


10.    Subsequent Events:

       In addition to subsequent events described elsewhere, the following additional subsequent events have occurred:

       In March 1999, the Company granted to each non-employee director, an option for a period of two years to acquire 20,000 shares of the Company's common stock at an option price of $1.75 per share. In addition, the Company granted one of the non-employee directors an additional option to acquire 80,000 shares of the Company's common stock under the same terms.

       On April 5, 1999, the Company terminated its affiliation with one of the Founding Practices. In connection with the termination, the Company sold certain practice assets including furniture and equipment and patient receivables, to the Founding Practice in exchange for cash and shares of the Company's common stock received in connection with the original transaction.