Form 10QSB
period 1999-03-31
ORTHODONTIX INC
filed 1999-05-17
CIK 1006281

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____

                          Commission File No. 000-27836

                                ORTHODONTIX, INC.
                                -----------------
        (Exact name of small business issuer as specified in its charter)


                  FLORIDA                                   65-0643773
      (State or other jurisdiction of                     (IRS Employer
       incorporation or organization)                   Identification No.)

                       2222 Ponce de Leon Blvd., 3rd Floor
                           Coral Gables, Florida 33134
                       -----------------------------------
                    (Address of principal executive offices)

                                 (305) 446-8661
                                 --------------
                           (Issuer's Telephone Number)


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

         On May 11, 1999, the number of shares of Common Stock of the issuer outstanding was 5,767,101.

         Traditional Small Business Disclosure Format (check one) Yes [X] No [ ]
         Documents Incorporated By Reference      None

                                ORTHODONTIX, INC.
                                   FORM 10-QSB
                          QUARTER ENDED MARCH 31, 1999

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION....................................................................................1

Item 1.  Financial Statements.....................................................................................1

Item 2.  Management's Discussion And Analysis or Plan of Operation................................................1


PART II - OTHER INFORMATION.......................................................................................5

Item 1.  Legal Proceedings........................................................................................5

Item 2.  Changes in Securities and Use of Proceeds................................................................6

Item 3.  Defaults upon Senior Securities..........................................................................6

Item 4.  Submission of Matters to a Vote of Security Holders......................................................6

Item 5.  Other Information........................................................................................6

Item 6.  Exhibits and Reports on Form 8-K.........................................................................7

SIGNATURES........................................................................................................8

INDEX TO FINANCIAL STATEMENTS...................................................................................F-1

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         The unaudited, condensed consolidated financial statements included herein, commencing at page F-1, have been prepared in accordance with the requirements of Regulation S-B and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results of operations expected for the year ending December 31, 1999.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following discussion and analysis contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on current plans and expectations of Orthodontix, Inc. (the "Company") and involve risks and uncertainties that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements. Important factors that could cause actual results to differ include, among others, risks associated with affiliations with orthodontists, fluctuations in operating results because of affiliations and variations in stock price, the ability of the Company to be repaid certain cash advances made for the benefit of the Founding Practices (as defined below), changes in government regulations, competition, risks of operations and growth of existing and newly affiliated orthodontic practices, and risks detailed in the Company's filings with the Securities and Exchange Commission.

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

RESULTS OF OPERATIONS (UNAUDITED)

MANAGEMENT SERVICE FEE REVENUE

         Management service fee revenue reported by the Company is derived by principally applying the appropriate management fee percentage to the adjusted accrual based patient revenue, and adding the reimbursement from the Affiliated Practices of practice expenses paid by the Company. Management service fee revenue for the three months ended March 31, 1999 was approximately $2.16 million. For the three months ended March 31, 1998, the Company did not have any management service fee revenue because the Company had not yet commenced practice management operations.

         During the period subsequent to the consummation of the Merger, the Company, from time to time, advanced funds for the benefit of the Affiliated Practices to cover expenses and for working capital purposes of the Affiliated Practices (the "Working Capital Advances"). In addition, during the two week period following the consummation of the Merger, certain amounts were collected and disbursed by the Affiliated Practices in order to facilitate the transition to the Company's centralized cash collection and disbursement procedures. To the extent the net amounts (the difference between the collections and disbursements during this initial period) have not been remitted by the Affiliated Practices to the Company, the Company has recorded such net amounts as an advance to Affiliated Practices (the "Transition Advances" and together with the "Working Capital Advances", the "Advances"). As of March 31, 1999, the Advances totaled approximately $1.91 million. The Company believes that these amounts will be repaid by the Affiliated Practices over varying periods of time as adequate funds are generated by the Affiliated Practices. Due to the ongoing efforts of the Company to (i) pursue amended management arrangements with certain Affiliated Practices and/or (ii) terminate its affiliation with certain Affiliated Practices, the Company has recorded an allowance related to the collectability of the Advances of $840,000 as of March 31, 1999 (the "Allowance"), of which $40,000 was recorded by the Company during the three months ended March 31, 1999.

DIRECT PRACTICE AND CORPORATE EXPENSES

         Direct practice expenses include clinical and other practice expenses. Corporate expenses include corporate general and administrative expenses. The Company incurred direct practice expenses of approximately $1.66 million for the three months ended March 31, 1999. The Company's direct practice expenses consist primarily of salaries and benefits, orthodontic supplies, rent, advertising and marketing, general and administrative and depreciation. The Company also incurred corporate general and administrative expenses of approximately $564,000 for the three months ended March 31, 1999. In addition, for the three months ended March 31, 1999, the

Company recorded non-cash expenses consisting of depreciation of approximately $9,000, an expense related to the prior issuance of stock options of $43,000, a provision for losses on Advances to Affiliated Practices of $40,000 and an impairment charge of approximately $285,000 as a result of the sale by the Company of certain practice assets subsequent to March 31, 1999. For the three months ended March 31, 1998, the Company incurred corporate general and administrative expenses of approximately $187,000, which represented corporate organizational costs.

INTEREST INCOME

         Interest income represents interest earned on excess cash balances invested primarily in short-term money market accounts and overnight repurchase agreements as well as loans to certain of the Affiliated Orthodontists. For the three months ended March 31, 1999, the Company's interest income was approximately $26,000.

NET LOSS

         For the three months ended March 31, 1999, the Company recorded a net loss of approximately $372,000 or approximately $.06 per share primarily due to the Company's recording of an impairment charge in the amount of $285,000 as a result of the sale of certain practice assets subsequent to March 31, 1999.

         Included in the expenses for the three months ended March 31, 1999 are non-cash expense items of approximately $377,000 related to (i) the issuance of certain stock options to employees and Affiliated Orthodontists ($43,000); (ii) depreciation ($9,000); (iii) an impairment charge resulting from the sale of certain practice assets subsequent to March 31, 1999 ($285,000); and (iv) a provision for losses on Advances to Affiliated Practices ($40,000). During the three months ended March 31, 1999, the Company's earnings, excluding non-cash expense items, was approximately $5,500. Earnings excluding non-cash expense items is not presented as an alternative to operating results or cash flow from operations as determined by generally accepted accounting principles (GAAP) but rather to provide additional information related to the ability of the Company to meet its cash flow needs. This information should not be considered in isolation from, or construed as having greater importance than GAAP operating income/loss or cash flows from operations as a measure of an entity's performance.

LIQUIDITY AND CAPITAL RESOURCES/PLAN OF OPERATION

         As of March 31, 1999, the Company had a working capital balance of approximately $1,080,000. The Company continues to anticipate the primary uses of capital will include costs related to the development of operational efficiencies and funding the working capital needs of the Company.

         As of March 31, 1999 and December 31, 1998, the Company had cash and cash equivalents of approximately $755,000 and $1,289,000, respectively. As of March 31, 1999 and December 31, 1998, the Company had total liabilities of approximately $1,200,000 and $1,418,000, respectively. The Company's cash is currently invested in money market accounts and overnight repurchase agreements.

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

                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         In April and May 1999, the Company entered arrangements with five Affiliated Practices (consisting of six Affiliated Orthodontists and representing annual practice revenue of approximately $2.68 million) pursuant to which these Affiliated Orthodontists terminated their affiliation with the Company and repurchased practice assets in exchange for, in the aggregate, $264,713 cash and 347,157 shares of the Company's Common Stock. Upon receipt by the Company of its shares of Common Stock in connection with these asset sales, the Company retired such shares and the shares became authorized but unissued shares of the Company.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the first quarter ended March 31, 1999, no matters were submitted to a vote of security holders of the Company through the solicitation of proxies or otherwise.

ITEM 5.  OTHER INFORMATION

         As of May 15, 1999, in addition to the five Affiliated Practices which terminated their affiliation with the Company, the Company has commenced discussions with several other Affiliated Practices regarding the termination of their affiliation with the Company and the repurchase by the respective Affiliated Orthodontists of certain practice assets in exchange for cash and shares of the Company's Common Stock.

         As a result of the sale of certain practice assets to two Affiliated Practices, the Company recorded an asset impairment charge during the three months ended March 31, 1999 of $285,000. Such amount is reflected as a reduction in cost in excess of fair value, in the accompanying financial statements, representing the difference between the carrying value of certain practice assets and the estimated proceeds from the sale of such assets to these two Affiliated Practices. In connection with the sale of certain practice assets to the three other Affiliated Practices the Company anticipates recording a gain of approximately $135,000 during the three months ended June 30, 1999.

         In addition to continuing discussions with certain Affiliated Practices regarding the sale of practice assets and the overall termination of the affiliation of these Affiliated Practices with the Company, the Company is contemporaneously exploring to what extent it should continue its practice management operations as a stand alone company, together with another company pursuant to a business combination or if at all. As of the date hereof there are no agreements, agreements in principle or understandings with respect to any business combination. There can be no assurances that the Company will terminate its affiliation with any other Affiliated Practices.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits.

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

                             ORTHODONTIX, INC.
                             (Registrant)



Date: May 14, 1999           By: /s/ F.W. Mort Guilford
                                ----------------------------------------
                                F.W. Mort Guilford

                                  President

Date: May 14, 1999           By: /s/ Edward Strongin
                                 ---------------------------------------
                                 Edward Strongin
                                 Acting Chief Financial Officer

INDEX TO FINANCIAL STATEMENTS

                                                                                              PAGES
Condensed Consolidated Balance Sheets as of March 31, 1999 (Unaudited)
     and December 31, 1998                                                                      F-2

Condensed Consolidated Statements of Operations for the Three Months
     Ended March 31, 1999 and 1998 (Unaudited)                                                  F-3

Condensed Consolidated Statements of Cash Flows for the Three Months
     Ended March 31, 1999 and 1998 (Unaudited)                                                  F-4

Notes to the Condensed Consolidated Financial Statements                                        F-5

ORTHODONTIX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                MARCH 31, 1999         DECEMBER 31,
                                  ASSETS                                          (UNAUDITED)              1998
                                                                                  -----------           -----------
Current assets:
  Cash and cash equivalents                                                       $   754,788           $ 1,289,481
  Patient receivables and unbilled patient receivables, net of allowance
    of $230,000 at March 31, 1999 and $267,000 at December 31, 1998                   995,050             1,113,254
  Assets held for sale                                                                303,123                    --
  Prepaid expenses and other current assets                                           186,664               183,736
                                                                                  -----------           -----------

      Total current assets                                                          2,239,625             2,586,471

Property and equipment, net                                                           540,229               839,193
Advances to Founding Practices, net of allowance of $840,000 at                     1,070,844               950,328
  March 31, 1999 and $800,000 at December 31, 1998
Notes and other receivables                                                           287,421               303,040
Deferred tax asset                                                                     73,825                73,825
Other assets                                                                           14,314                20,094
                                                                                  -----------           -----------

      Total assets                                                                $ 4,226,258           $ 4,772,951
                                                                                  ===========           ===========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities                                        $   531,880           $   705,525
  Amounts payable to Founding Practices                                               403,445               466,626
  Patient prepayments                                                                 133,037               108,009
  Lease payable - current portion                                                      17,000                16,200
  Deferred tax liability                                                               73,825                73,825
                                                                                  -----------           -----------

      Total current liabilities                                                     1,159,187             1,370,185

Lease payable                                                                          40,832                47,937
                                                                                  -----------           -----------

      Total liabilities                                                             1,200,019             1,418,122
                                                                                  -----------           -----------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.0001 par value, 100,000,000 shares authorized at March 31, 1999 and December 31, 1998, no shares issued
    and outstanding                                                                        --                    --
  Common stock, $.0001 par value, 100,000,000 shares authorized,
    5,881,721 shares issued and outstanding at March 31, 1999
    and December 31, 1998                                                                 588                   588
  Additional paid-in capital                                                        5,607,261             5,607,261
  Accumulated deficit                                                              (2,226,616)           (1,854,557)
  Less: deferred compensation - stock options                                        (354,994)             (398,463)
                                                                                  -----------           -----------

      Total stockholders' equity                                                    3,026,239             3,354,829
                                                                                  -----------           -----------

      Total liabilities and stockholders' equity                                  $ 4,226,258           $ 4,772,951
                                                                                  ===========           ===========


       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                             FINANCIAL STATEMENTS.

ORTHODONTIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)


                                                                       THREE MONTHS ENDED
                                                                            MARCH 31,
                                                                ---------------------------------
                                                                    1999                 1998
                                                                -----------           -----------
Management service fee revenue                                  $ 2,162,728           $        --
                                                                -----------           -----------
Direct practice expenses:
  Salaries and benefits                                             799,926                    --
  Orthodontic supplies                                              274,820                 1,309
  Rent                                                              282,598                    --
  Depreciation and amortization                                      51,240                    --
  Other                                                             253,310                 2,555
                                                                -----------           -----------
    Total direct practice expenses                                1,661,894                 3,864

General and administrative                                          564,183               182,776
Provision for losses on advances to Founding Practices               40,000                    --
Asset impairment charge (Note 5)                                    285,000                    --
Depreciation and amortization                                         9,059                   189
                                                                -----------           -----------
    Total expenses                                                2,560,136               186,829
                                                                -----------           -----------
    Net operating loss                                             (397,408)             (186,829)
                                                                -----------           -----------
Other income (expense):
  Interest income                                                    25,822                    14
  Interest expense                                                     (473)               (9,371)
                                                                -----------           -----------
    Total other income (expense)                                     25,349                (9,357)
                                                                -----------           -----------
Net loss                                                        $  (372,059)          $  (196,186)
                                                                ===========           ===========

Loss per common and common
  equivalent share:

  Basic                                                         $     (0.06)          $     (0.15)
                                                                ===========           ===========
  Diluted                                                       $     (0.06)          $     (0.15)
                                                                ===========           ===========

Weighted average number of common and
  common equivalent shares outstanding -
  basic and diluted                                               5,881,721             1,300,000
                                                                ===========           ===========


       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                             FINANCIAL STATEMENTS.

ORTHODONTIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)




                                                                             THREE MONTHS ENDED
                                                                                  MARCH 31,
                                                                     ---------------------------------
                                                                         1999                  1998
                                                                     -----------           -----------
Cash flows from operating activities:
  Net loss                                                           $  (372,059)          $  (196,186)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization                                         60,299                   189
    Bad debt expense                                                      63,050                    --
    Noncash compensation expense                                          43,469                    --
    Provision for advances to Founding Practices                          40,000                    --
    Asset impairment charge                                              285,000                    --
    Changes in assets and liabilities                                   (631,039)              118,283
                                                                     -----------           -----------

        Net cash used in operating activities                           (511,280)              (77,714)
                                                                     -----------           -----------

Cash flows from investing activities:
  Purchase of property and equipment                                     (34,255)                   --
  Payment of notes receivable                                             17,147                    --
                                                                     -----------           -----------

        Net cash used in investing activities                            (17,108)                   --
                                                                     -----------           -----------

Cash flows from financing activities:
  Payment of lease obligation                                             (6,305)                   --
  Proceeds from bank line of credit, net                                      --                 3,100
  Payment of merger costs                                                     --               (94,353)
  Advances from stockholders, net                                             --               114,861
                                                                     -----------           -----------

        Net cash (used in) provided by financing activities               (6,305)               23,608
                                                                     -----------           -----------

Net decrease in cash and cash equivalents                               (534,693)              (54,106)

Cash and cash equivalents, beginning of period                         1,289,481                84,920
                                                                     -----------           -----------

Cash and cash equivalents, end of period                             $   754,788           $    30,814
                                                                     ===========           ===========



       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                             FINANCIAL STATEMENTS.

ORTHDONTIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1999
(UNAUDITED)


1.     BASIS OF PRESENTATION:

       The accompanying unaudited condensed consolidated financial statements of Orthodontix, Inc. ("Orthodontix" or the "Company") presented herein do not include all disclosures required by generally accepted accounting principles for a complete set of financial statements. In the opinion of management, these financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of interim periods.

       The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results of operations to be expected for the year ended December 31, 1999. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission on April 15, 1999.


2.     ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

       Accounts payable and accrued expenses consists of the following:

                                          March 31,           December 31,
                                            1999                  1998
                                         ----------           ------------

       Accounts payable                  $  351,427            $  430,027
       Accrued salaries and benefits        120,695               188,084
       Other accrued expenses                59,758                87,414
                                         ----------           ------------
                                         $  531,880            $  705,525
                                         ==========           ============


3.     EARNINGS PER SHARE:

       Basic earnings per share is calculated by dividing net income or loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net income or loss by the weighted average number of common shares and potential common equivalent shares outstanding during the period. Potential common equivalent shares consist of the dilutive effect of outstanding options calculated using the treasury stock method. For the three month period ended March 31, 1999, the potential common equivalent shares were antidilutive; thus there was no difference in the basic earnings per share and the diluted earnings per share. The Company did not have any options outstanding for the three month period ended March 31, 1998.

ORTHDONTIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1999
(UNAUDITED)



4.     CONTINGENCIES:

       During 1999, the Company received written demands for damages from two Founding Practices arising from their allegations that the Company has breached its obligations under certain agreements including lease agreements with the orthodontists associated with these Founding Practices. Pursuant to the demand letter, these Founding Practices have alleged damages, in aggregate, of approximately $2.2 million.

       In addition, during 1999, the Company received notice from an additional seven Founding Practices arising out of their allegations that the Company delivered less than should be delivered to the orthodontists for amounts owed under certain agreements. These Founding Practices have alleged damages, in the aggregate, of approximately $60,000.

       The Company believes the matters described in the two preceding paragraphs are without merit and intends to vigorously defend itself. The Company does not believe such matters will have a material impact on the Company's consolidated financial position, results of operations, or liquidity.

5. ASSETS HELD FOR SALE AND TERMINATION OF AFFILIATION WITH CERTAIN FOUNDING PRACTICES

       Subsequent to March 31, 1999, the Company has sold certain practice assets consisting principally of accounts receivable and property and equipment to five of the Founding Practices. As a result of these transactions, the Company has classified such practice assets as assets held for sale at March 31, 1999 as follows:

       Patient receivables and unbilled patient receivables, net   $ 287,152
       Property and equipment, net                                   272,919
       Prepaid expenses and other current assets                      28,052
                                                                   ---------
                                                                     588,123
       Less: impairment charge                                      (285,000)
                                                                   ---------
                                                                   $ 303,123
                                                                   =========

       As a result of the sale of certain practice assets to two Founding Practices subsequent to March 31, 1999, the Company recorded an asset impairment charge for the three month period ended March 31, 1999 of $285,000. In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of", such charge represents the amount necessary to reduce cost in excess of fair value to reflect the difference between the carrying value of certain practice assets and the estimated proceeds from the sale of such assets to these two Founding Practices.

       As of May 15, 1999, the Company has commenced discussion with several other Founding Practices regarding the termination of their affiliation with the Company and the repurchase by the respective Founding Practices of certain practice assets in exchange for cash and shares of the Company's common stock.

ORTHDONTIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1999
(UNAUDITED)






6.     STOCK OPTIONS:

       In March 1999, the Company granted to each non-employee director, an option for a period of two years to acquire 20,000 shares (100,000 shares in total) of the Company's common stock at an option price of $1.75 per share. In addition, the Company granted one of the non-employee directors an additional option to acquire 80,000 shares of the Company's common stock under the same terms.