Form 10QSB
period 1999-06-30
ORTHODONTIX INC
filed 1999-08-16
CIK 1006281

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1999

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

                        600 Brickell Avenue, Suite 300 M
                              Miami, Florida 33131
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (305) 373-1002
                                 --------------
                           (Issuer's Telephone Number)

                       2222 Ponce de Leon Blvd., 3rd Floor
                           Coral Gables, Florida 33134
                    ----------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.
                                                           Yes [X] No [ ]

         On August 13, 1999, the number of shares of Common Stock of the issuer outstanding was 5,059,025.

         Traditional Small Business Disclosure Format (check one) Yes [X] No [ ]
         Documents Incorporated By Reference    None

                                ORTHODONTIX, INC.
                                   FORM 10-QSB
                           QUARTER ENDED JUNE 30, 1999

                                TABLE OF CONTENTS

PART I   FINANCIAL INFORMATION.....................................................................................  1
Item 1.  Financial Statements......................................................................................  1
Item 2.  Management's Discussion And Analysis or Plan of Operation.................................................  1


PART II  OTHER INFORMATION.........................................................................................  4
Item 1.  Legal Proceedings.........................................................................................  4
Item 2.  Changes in Securities and Use of Proceeds.................................................................  5
Item 3.  Defaults upon Senior Securities...........................................................................  5
Item 4.  Submission of Matters to a Vote of Security Holders.......................................................  5
Item 5.  Other Information.........................................................................................  5
Item 6.  Exhibits and Reports on Form 8-K..........................................................................  6

SIGNATURES.........................................................................................................  7

INDEX TO FINANCIAL STATEMENTS...................................................................................... F-1

                                     PART I
                              FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS

         The unaudited, condensed consolidated financial statements included herein, commencing at page F-1, have been prepared in accordance with the requirements of Regulation S-B and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (including all normal recurring adjustments) necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the three and six months ended June 30, 1999 are not necessarily indicative of the results of operations expected for the year ending December 31, 1999.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following discussion and analysis contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on current plans and expectations of Orthodontix, Inc. (the "Company") and involve risks and uncertainties that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements. Important factors that could cause actual results to differ include, among others, risks related to the terms upon which and the extent to which the Company terminates its affiliation with the affiliated practices and ceases its orthodontic practice management operations, the ability of the Company to be repaid certain cash advances made for the benefit of the affiliated practices and risks detailed in the Company's filings with the Securities and Exchange Commission.

OVERVIEW

         As of August 13, 1999, the Company terminated its affiliation with eleven orthodontic practices, has reached an agreement in principle to terminate its affiliation with one additional practice and is in discussions with the fourteen remaining affiliated practices regarding their affiliation with the Company. As of August 13, 1999, of the remaining fourteen affiliated practices, three were continuing to receive management services from the Company in exchange for a management fee. In the event the Company terminates its affiliation with the remaining fourteen affiliated practices, the Company's orthodontic practice management operations will cease. To the extent the Company discontinues its orthodontic practice management operations, the Company presently intends to seek to effect a business combination with an acquired business or businesses. There can be no assurances that the Company will enter into arrangements to sell certain practice assets and/or terminate its affiliation with any affiliated practices on terms favorable to the Company, if at all.

RESULTS OF OPERATIONS (UNAUDITED)

MANAGEMENT SERVICE FEE REVENUE

         Management service fee revenue reported by the Company is derived by principally applying the appropriate management fee percentage to the adjusted accrual based patient revenue, and adding the reimbursement from the affiliated practices of practice expenses paid by the Company. Management service fee revenue for the three and six months ended June 30, 1999 was approximately $1.18 million and $3.34 million, respectively. For the three months ended June 30, 1998, during which time the Company began operations, the Company had management service fee revenue of approximately $2.32 million. The Company commenced its practice management operations on April 16, 1998. The decrease in management fee revenue is primarily due to the decrease in affiliated practices being managed by the Company.

         During the period subsequent to when the Company began operations, from time to time, the Company advanced funds for the benefit of the affiliated practices to cover expenses and for working capital purposes of the affiliated practices (the "Working Capital Advances"). In addition, during the first two weeks of the Company's operations, certain amounts were collected and disbursed by the affiliated practices in order to facilitate the transition to the Company's centralized cash collection and disbursement procedures. To the extent the net amounts (the difference between the collections and disbursements during this initial period) have not been remitted by the affiliated practices to the Company, the Company has recorded such net amounts as an advance to affiliated practices (the "Transition Advances" and together with the "Working Capital Advances", the "Advances"). As of June 30, 1999, the Advances totaled approximately $1.12 million from affiliated practices who had not terminated their affiliation with the Company. Due to the termination of the Company's affiliation with eleven affiliated practices and the ongoing discussions relating to the termination of the Company's affiliation with the remaining fourteen affiliated practices, the Company has recorded an allowance related to the collectability of the Advances (the "Allowance") of $770,000 as of June 30, 1999, and $800,000 as of December 31, 1998. During the three month period ended June 30, 1999 the Allowance was reduced in connection with the sales of certain practice assets. For the three and six month periods ended June 30, 1999, the Company recorded an additional Allowance related to the collectability of the Advances of $230,000 and $270,000, respectively.

DIRECT PRACTICE AND CORPORATE EXPENSES

         Direct practice expenses include clinical and other practice expenses. Corporate expenses include corporate general and administrative expenses. The Company incurred direct practice expenses of approximately $915,000 and $2.58 million for the three and six months ended June 30, 1999, respectively, compared to approximately $1.81 million for the three and six months ended June 30, 1998. The decrease in direct practice expenses is primarily due to the decrease in affiliated practices being managed by the Company. The Company's direct practice expenses consist primarily of salaries and benefits, orthodontic supplies, rent, advertising and marketing, general and administrative and depreciation. The Company also incurred corporate general and administrative expenses of approximately $446,000 and $1.02 million for the three and six months ended June 30, 1999, respectively, compared to approximately $535,000 and $718,000 for the three and six months ended

June 30, 1998 (which included three months of corporate organizational costs), respectively. In addition, for the three and six months ended June 30, 1999, the Company recorded non-cash expenses consisting of depreciation of approximately $8,900 and $18,000, respectively, a provision for losses on Advances to affiliated practices of $230,000 and $270,000, respectively and an impairment charge of approximately $0 and $285,000, respectively, as a result of the sale by the Company of certain practice assets. For the three and six months ended June 30, 1998, the Company recorded a non-cash expense of $44,332 and $87,801, respectively, related to the issuance of certain stock options for services provided primarily by affiliated orthodontists.

OTHER INCOME

         Interest income represents interest earned on excess cash balances invested primarily in short-term money market accounts and overnight repurchase agreements as well as loans to certain of the affiliated orthodontists. For the three and six months ended June 30, 1999, the Company's interest income was approximately $13,000 and $39,000, respectively. For the three and six months ended June 30, 1998, the Company's interest income was approximately $14,000.

NET LOSS

         For the three and six months ended June 30, 1999, the Company recorded a net loss of approximately $38,000 ($.01 per share) and $410,000 ($.07 per share), respectively. Included in the expenses for the three and six months ended June 30, 1999 are non-cash expense items of approximately $283,200 and $660,800, respectively, related to (i) depreciation ($8,900 and $18,000, respectively); (ii) an impairment charge resulting from the sale of certain practice assets ($0 and $285,000, respectively); (iii) a provision for losses on advances to affiliated practices ($230,000 and $270,000, respectively) and (iv) compensation expense related to stock options ($44,300 and $87,800, respectively). During the three and six months ended June 30, 1999, the Company's earnings, excluding non-cash expense items, were approximately $245,200 and $250,800, respectively. For the three and six months ended June 30, 1998, the Company recorded a net loss of approximately $46,000 ($.01 per share) and $242,000 ($.07 per share), respectively.

         Earnings excluding non-cash expense items is not presented as an alternative to operating results or cash flow from operations as determined by generally accepted accounting principles (GAAP) but rather to provide additional information related to the ability of the Company to meet its cash flow needs. This information should not be considered in isolation form, or construed as having greater importance than GAAP operating income/loss or cash flows from operations as a measure of an entity's performance.

LIQUIDITY AND CAPITAL RESOURCES/PLAN OF OPERATION

         As of June 30, 1999, the Company had a working capital balance of approximately $1.73 million. The Company anticipates that the primary uses of capital will include the costs related to the unwinding of the affiliated practices and funding the working capital needs of the Company.

         As of June 30, 1999 and December 31, 1998, the Company had cash and cash equivalents of approximately $989,000 and $1,289,000, respectively. Substantially all of the Company's cash as of

June 30, 1999 results from the sale of practice assets. As of June 30, 1999 and December 31, 1998, the Company had total liabilities of approximately $723,000 and $1,418,000, respectively. The Company's cash is currently invested in money market accounts and overnight repurchase agreements. The Company believes that its operating funds will be sufficient for its cash expenses for at least the next twelve months.

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

         Each of the affiliated practices has its own information technology systems (including systems for billing and collecting patient fees) based on third party software licenses and maintenance agreements with various vendors. The Company believes that a significant number of its affiliated practices' information technology systems currently are not Year 2000 compliant and the costs which may be incurred to cause the systems at the affiliated practices to become Year 2000 Compliant may be material to the Company, provided, however, over time the Company believes it will recover such costs from the affiliated practices.

         There is no assurance the affiliated practices' systems, upon which the Company relies, will be timely converted to be Year 2000 compliant. Consequently, there is no assurance that a material adverse effect on the Company's operations and cash flows will not occur to the extent the Company's orthodontic practice management operations are not terminated.

                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         In February 1999, the Company received from two affiliated orthodontists written demands for damages arising out of their allegations that the Company has breached its obligations under lease agreements and service agreements. One affiliated orthodontist has alleged damages in the amount of $1,655,324.86 and the other affiliated orthodontist filed a complaint in July 1999 alleging damages in the amount of $588,993.52. The Company believes the allegations contained in the written demands and complaint from these affiliated orthodontists are without merit. To the extent either of these affiliated orthodontists pursue their alleged claims, the Company intends to vigorously defend itself.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         During the three months ended June 30, 1999, the Company terminated its affiliation with nine affiliated practices (consisting of ten affiliated orthodontists) pursuant to which these affiliated orthodontists terminated their affiliation with the Company and repurchased practice assets in exchange for an aggregate of $1,028,060 cash (which cash amounts included amounts paid to the Company in full satisfaction of notes payable from two of the affiliated orthodontists), notes payable to the Company in the principal amount of $65,000 and 751,421 shares of the Company's Common Stock. Subsequent to June 30, 1999, the Company terminated its affiliation with two additional affiliated practices and entered into an agreement in principle to terminate its affiliation with one additional affiliated practice (which collectively consist of three affiliated orthodontists) pursuant to which these affiliated orthodontists have (in the case of the closed transactions) and will (in the case of the agreement in principle) terminate their affiliation with the Company and repurchase practice assets in exchange for an aggregate of $220,000 cash, notes payable to the Company in the principal amount of $261,000 and 278,262 shares of the Company's Common Stock. Upon receipt by the Company of its shares of Common Stock in connection with these asset sales, the Company retired such shares and the shares became authorized but unissued shares of the Company.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the second quarter ended June 30, 1999, no matters were submitted to a vote of security holders of the Company through the solicitation of proxies or otherwise.

ITEM 5. OTHER INFORMATION

         As of August 13, 1999, in addition to the eleven affiliated practices which terminated their affiliation with the Company and one affiliated practice which has entered into an agreement in principle to terminate its affiliation with the Company, the Company has commenced discussions with the remaining fourteen affiliated practices regarding their affiliation with the Company. As a result of these discussions, to the extent the Company consummates the sales of the practice assets, the Company will discontinue its orthodontic practice management operations.

         In the event the Company ceases its practice management operations, the Company may then seek to effect a business combination with an acquired business. As of the date hereof, there can be no assurances that the Company will sell the practice assets and terminate its affiliation with the affiliated practices on terms favorable to the Company, if at all.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits.

                  27.1     Financial Data Schedule

         (b)      Reports on Form 8-K

                  (1) On June 18, 1999, the Company filed a Current Report on Form 8-K dated June 11, 1999 reporting the sale of certain assets to two affiliated practices.

                  (2) On July 26, 1999, the Company filed a Current Report on Form 8-K dated July 20, 1999 reporting the sale of certain assets to two affiliated practices.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      ORTHODONTIX, INC.
                                      (Registrant)



Date: August 13, 1999                 By: /s/ F.W. MORT GUILFORD
                                         ---------------------------------------
                                         F.W. Mort Guilford
                                         President (Principal Executive Officer)

Date: August 13, 1999                 By: /s/ EDWARD STRONGIN
                                         ---------------------------------------
                                         Edward Strongin
                                         Acting Chief Financial Officer
                                         (Principal Financial and Accounting
                                         Officer)

INDEX TO FINANCIAL STATEMENTS

                                                                                 PAGES
Condensed Consolidated Balance Sheets as of June 30, 1999 (Unaudited)
     and December 31, 1998                                                        F-2

Condensed Consolidated Statements of Operations for the Three and
     Six Months Ended June 30, 1999 and 1998 (Unaudited)                          F-3

Condensed Consolidated Statement of Changes in Stockholders' Equity
     for the Six Months Ended June 30, 1999 (Unaudited)                           F-4

Condensed Consolidated Statements of Cash Flows for the
     Six Months Ended June 30, 1999 and 1998 (Unaudited)                          F-5

Notes to the Condensed Consolidated Financial Statements                          F-6

ORTHODONTIX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                            JUNE 30, 1999        DECEMBER 31,
                                                                              (UNAUDITED)          1998
                                                                              -----------       -----------
                                   ASSETS

Current assets:
  Cash and cash equivalents                                                   $   989,082       $ 1,289,481
  Patient receivables and unbilled patient receivables, net of allowance
    of $117,000 at June 30, 1999 and $267,000 at December 31, 1998                667,442         1,113,254
  Assets held for sale                                                            312,682                --
  Prepaid expenses and other current assets                                       442,145           183,736
                                                                              -----------       -----------

      Total current assets                                                      2,411,351         2,586,471

Property and equipment, net                                                       352,934           839,193
Advances to Founding Practices, net of allowance of $770,000 at                   346,995           950,328
    June 30, 1999 and $800,000 at December 31, 1998
Notes and other receivables                                                       191,281           303,040
Deferred tax asset                                                                 73,825            73,825
Other assets                                                                       10,935            20,094
                                                                              -----------       -----------

      Total assets                                                            $ 3,387,321       $ 4,772,951
                                                                              ===========       ===========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities                                    $   398,203       $   705,525
  Amounts payable to Founding Practices                                            72,641           466,626
  Patient prepayments                                                             120,411           108,009
  Lease payable - current portion                                                  17,000            16,200
  Deferred tax liability                                                           73,825            73,825
                                                                              -----------       -----------

      Total current liabilities                                                   682,080         1,370,185

Lease payable                                                                      40,833            47,937
                                                                              -----------       -----------

      Total liabilities                                                           722,913         1,418,122
                                                                              -----------       -----------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.0001 par value, 100,000,000 shares authorized at June 30, 1999 and December 31, 1998, no shares issued
    and outstanding                                                                    --                --
  Common stock, $.0001 par value, 100,000,000 shares authorized,
    5,130,300 and 5,881,721 shares issued and outstanding
    at June 30, 1999 and December 31, 1998, respectively                              513               588
  Additional paid-in capital                                                    5,168,942         5,607,261
  Accumulated deficit                                                          (2,264,183)       (1,854,557)
  Less: deferred compensation - stock options                                    (240,864)         (398,463)
                                                                              -----------       -----------

      Total stockholders' equity                                                2,664,408         3,354,829
                                                                              -----------       -----------

      Total liabilities and stockholders' equity                              $ 3,387,321       $ 4,772,951
                                                                              ===========       ===========



       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                             FINANCIAL STATEMENTS.

ORTHODONTIX, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)



                                                               THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                     JUNE 30,                           JUNE 30,
                                                           -----------------------------       -----------------------------
                                                              1998              1999              1998              1999
                                                           -----------       -----------       -----------       -----------
Management service fee revenue                             $ 1,181,799       $ 2,318,637       $ 3,344,527       $ 2,318,637
                                                           -----------       -----------       -----------       -----------

Direct practice expenses:
  Salaries and benefits                                        418,086           840,802         1,218,012           840,802
  Orthodontic supplies                                         146,561           324,750           421,381           326,059
  Rent                                                         189,026           232,004           471,624           232,004
  Depreciation and amortization                                 18,409            56,833            69,649            56,833
  Other                                                        142,950           353,390           396,260           355,945
                                                           -----------       -----------       -----------       -----------

    Total direct practice expenses                             915,032         1,807,779         2,576,926         1,811,643

General and administrative                                     436,781           534,449         1,000,964           717,225
Provision for losses on advances to Founding
  Practices (Note 5)                                           230,000                --           270,000                --
Asset impairment charge (Note 5)                                    --                --           285,000                --
Gain on the sale of certain assets of Founding
  Practices (Note 5)                                          (358,839)               --          (358,839)               --
Depreciation and amortization                                    8,929               495            17,988               684
                                                           -----------       -----------       -----------       -----------

    Total expenses                                           1,231,903         2,342,723         3,792,039         2,529,552
                                                           -----------       -----------       -----------       -----------

    Net operating loss                                         (50,104)          (24,086)         (447,512)         (210,915)
                                                           -----------       -----------       -----------       -----------

Other income (expense):
  Interest income                                               13,013            14,434            38,835            14,448
  Interest expense                                                (476)          (36,188)             (949)          (45,559)
                                                           -----------       -----------       -----------       -----------

    Total other income (expense)                                12,537           (21,754)           37,886           (31,111)
                                                           -----------       -----------       -----------       -----------
Net loss                                                   $   (37,567)      $   (45,840)      $  (409,626)      $  (242,026)
                                                           ===========       ===========       ===========       ===========

Loss per common and common
  equivalent share:

  Basic                                                    ($     0.01)      ($     0.01)      ($     0.07)      ($     0.07)
                                                           ===========       ===========       ===========       ===========
  Diluted                                                  ($     0.01)      ($     0.01)      ($     0.07)      ($     0.07)
                                                           ===========       ===========       ===========       ===========

Weighted average number of common and
  common equivalent shares outstanding -
  basic and diluted                                          5,533,207         5,153,983         5,706,501         3,237,638
                                                           ===========       ===========       ===========       ===========



       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                             FINANCIAL STATEMENTS.

ORTHODONTIX, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN
STOCKHOLDERS' EQUITY
(UNAUDITED)
for the six months ended June 30, 1999



                                                               Additional
                                         Common Stock            Paid-In      Accumulated     Deferred
                                    Shares        Amounts        Capital        Deficit     Compensation      Total
                                   ---------    -----------    -----------    -----------    -----------    -----------
Balance, December 31, 1998         5,881,721    $       588    $ 5,607,261    ($1,854,557)   ($  398,463)   $ 3,354,829

Shares retired in connection
  with sale of assets (Note 5)      (751,421)           (75)      (368,521)             0              0       (368,596)

Deferred compensation for
  stock options issued                     0              0         57,817              0        (57,817)             0

Amortization of deferred
  compensation                             0              0              0              0         87,801         87,801

Forfeiture of deferred
  compensation (Note 5)                    0              0       (127,615)             0        127,615              0

Net loss for the period                    0              0              0       (409,626)             0       (409,626)
                                   ---------    -----------    -----------    -----------    -----------    -----------

Balance, June 30, 1999             5,130,300    $       513    $ 5,168,942    ($2,264,183)   $  (240,864)   $ 2,664,408
                                   =========    ===========    ===========    ===========    ===========    ===========

















       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                             FINANCIAL STATEMENTS.

ORTHODONTIX, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)





                                                                         SIX MONTHS ENDED
                                                                             JUNE 30,
                                                                      1999               1998
                                                                  -----------         -----------
Cash flows from operating activities:
  Net loss                                                        $  (409,626)        $  (242,026)
  Adjustments to reconcile net loss to net cash (used in)
    provided by operating activities:
    Depreciation and amortization                                      87,637              57,517
    Bad debt expense                                                  116,946                  --
    Noncash compensation expense                                       87,801             108,374
    Provision for losses on advances to Founding Practices            270,000                  --
    Asset impairment charge                                           285,000                  --
    Gain on disposal of certain practice assets                      (358,839)                 --
    Changes in assets and liabilities                              (1,002,801)            400,974
                                                                  -----------         -----------

      Net cash (used in) provided by operating activities            (923,882)            324,839
                                                                  -----------         -----------

Cash flows from investing activities:
  Purchase of property and equipment                                  (31,376)            (10,074)
  Purchase of practice assets                                              --          (3,365,589)
  Proceeds from the sales of certain practice assets                  494,713                   0
  Payment of notes receivable                                         166,450              52,532
  Investment in notes receivable                                           --            (230,000)
                                                                  -----------         -----------

      Net cash provided by (used in) investing activities             629,787          (3,553,131)
                                                                  -----------         -----------

Cash flows from financing activities:
  Payment of lease obligation                                          (6,304)            (12,500)
  Proceeds from bank line of credit, net                                   --            (496,283)
  Payment of merger costs                                                  --           6,795,773
  Advances from stockholders, net                                          --            (297,505)
                                                                  -----------         -----------

      Net cash (used in) provided by financing activities              (6,304)          5,989,485
                                                                  -----------         -----------

Net (decrease) increase in cash and cash equivalents                 (300,399)          2,761,193

Cash and cash equivalents, beginning of period                      1,289,481              84,920
                                                                  -----------         -----------

Cash and cash equivalents, end of period                          $   989,082         $ 2,846,113
                                                                  ===========         ===========


       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                             FINANCIAL STATEMENTS.

ORTHODONTIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1999
(UNAUDITED)

1.     BASIS OF PRESENTATION:

       The accompanying unaudited condensed consolidated financial statements of Orthodontix, Inc. ("Orthodontix" or the "Company") presented herein do not include all disclosures required by generally accepted accounting principles for a complete set of financial statements. In the opinion of management, these financial statements include all adjustments, including normal recurring adjustments, necessary for a fair presentation of the results of interim periods.

       The results of operations for the three and six months ended June 30, 1999 are not necessarily indicative of the results of operations to be expected for the year ended December 31, 1999. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission on April 15, 1999.

2.     ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

       Accounts payable and accrued expenses consist of the following:

                                            June 30,      December 31,
                                              1999           1998
                                           (Unaudited)
                                           -----------    ------------

       Accounts payable                     $238,927        $430,027
       Accrued salaries and benefits           7,719         188,084
       Other accrued expenses                151,557          87,414
                                            --------        --------

                                            $398,203        $705,525
                                            ========        ========

ORTHODONTIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1999
(UNAUDITED)


3.     EARNINGS PER SHARE:

       Basic earnings per share is calculated by dividing net income or loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net income or loss by the weighted average number of common shares and potential common equivalent shares outstanding during the period. Potential common shares consist of the dilutive effect of outstanding options calculated using the treasury stock method. For the three and six month periods ended June 30, 1999 and 1998, the potential common shares were antidilutive; thus there was no difference in the basic net income per share and the diluted net income per shares.

4.     CONTINGENCIES:

       During 1999, the Company received written demands for damages from two Founding Practices arising from their allegations that the Company has breached its obligations under certain agreements including lease and service agreements with the orthodontists associated with these Founding Practices. Pursuant to a demand letter filed by one orthodontist and a complaint filed by the other orthodontist, these Founding Practices have alleged damages, in aggregate, of approximately $2.2 million. The Company believes such matters are without merit and intends to vigorously defend itself. The Company does not believe such matters will have a material impact on the Company's consolidated financial position, results of operations, or liquidity.

5. ASSETS HELD FOR SALE AND TERMINATION OF AFFILIATION WITH CERTAIN FOUNDING PRACTICES

       During the six months ended June 30, 1999, the Company has sold certain practice assets consisting principally of accounts receivable and property and equipment to nine of the Founding Practices. As a result of these transactions, the Company received approximately $1,028,060 in cash ($332,000 was received subsequent to June 30, 1999 and, therefore, is included in prepaid expenses and other current assets in the accompanying balance sheet), $65,000 in notes receivable and 751,421 shares of the Company's common stock. In addition, such amounts include amounts repaid to the Company by the Founding Practices related to amounts outstanding that previously had been classified as advances to Founding Practices. The total consideration received in connection with these transactions was valued at $1,461,656.

ORTHODONTIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1999
(UNAUDITED)



5. ASSETS HELD FOR SALE AND TERMINATION OF AFFILIATION WITH CERTAIN FOUNDING PRACTICES, CONTINUED:

       As a result of these transactions, the Company recorded a net gain on the disposition of assets of approximately $359,000 for the three and six months ended June 30, 1999. Such gain excludes an asset impairment charge related to the assets sold in these transactions of approximately $285,000 that was recorded by the Company in the three month period ended March 31, 1999. Such impairment charge was recorded by the Company in the three month period ended March 31, 1999, in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of". This charge represented the amount necessary to reduce cost in excess of fair value to reflect the difference between the carrying value of certain practice assets and the estimated proceeds from the sale of such assets to these Founding Practices.

       The assets sold or settled as a result of the transactions, described above, were as follows:


       Accounts receivable, net                        $   315,192
       Property and equipment, net                         387,238
       Notes receivable                                    225,747
       Advances to Founding Practices, net                 340,503
       Other                                               119,137
                                                       -----------
                                                         1,387,817
       Less:  impairment charge                           (285,000)
                                                       -----------
                                                       $ 1,102,817
                                                       ===========

       In addition, in connection with these transactions, certain orthodontists who were affiliated with the Founding Practices and served on the Company's Advisory Board resigned such positions and their vested options were returned to the Company and their unvested options were cancelled. As a result, the Company recorded a reduction in deferred compensation of approximately $128,000.

ORTHODONTIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1999
(UNAUDITED)



5. ASSETS HELD FOR SALE AND TERMINATION OF AFFILIATION WITH CERTAIN FOUNDING PRACTICES, CONTINUED:

       Subsequent to June 30, 1999, the Company sold certain practice assets consisting principally of accounts receivable and property and equipment to two additional Founding Practices. In addition, the Company has substantially negotiated with one other Founding Practice the terms of the sale of certain practice assets. As a result of these transactions, the Company has classified such practice assets as assets held for sale at June 30, 1999 as follows:

       Patient receivables and unbilled patient receivables, net     $ 254,321
       Property and equipment, net                                      42,760
       Prepaid expenses and other current assets                        15,601
                                                                     ---------
                                                                     $ 312,682
                                                                     =========

       As of August 13, 1999, the Company is engaged in discussions with the remaining Founding Practices regarding their affiliation with the Company and the repurchase by the respective Founding Practices of certain practice assets in exchange for cash and shares of the Company's common stock. The Company has signed standstill agreements with nine of the remaining Founding Practices pending successful negotiation of sale terms. As of June 30, 1999, five of the Founding Practices were receiving management services from the Company in exchange for a management fee.

       As of June 30, 1999, in connection with the discussions with the remaining Founding Practices, as previously described, the Company recorded an additional allowance in the amount of $230,000 for the three months ended June 30, 1999 and $270,000 for the six months ended June 30, 1999 related to the collectability of the Advances from Founding Practices at June 30, 1999. The Advances to Founding Practices represent certain funds that were advanced to the Founding Practices to cover expenses and for working capital purposes. In addition, at the time the Company commenced operations, certain amounts were collected and disbursed by the Founding Practices in connection with the Company's transition to centralized cash collection and disbursement procedures.