Form 10QSB/A
period 1999-06-30
ORTHODONTIX INC
filed 1999-08-17
CIK 1006281

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB/A

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

                                      ORTHODONTIX, INC.
                                      (Registrant)



Date: August 17, 1999                 By: /s/ F.W. MORT GUILFORD
                                         ---------------------------------------
                                         F.W. Mort Guilford
                                         President (Principal Executive Officer)

Date: August 17, 1999                 By: /s/ EDWARD STRONGIN
                                         ---------------------------------------
                                         Edward Strongin
                                         Acting Chief Financial Officer
                                         (Principal Financial and Accounting
                                         Officer)

ORTHODONTIX, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)



                                                               THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                     JUNE 30,                           JUNE 30,
                                                           -----------------------------       -----------------------------
                                                              1999              1998              1999              1998
                                                           -----------       -----------       -----------       -----------
Management service fee revenue                             $ 1,181,799       $ 2,318,637       $ 3,344,527       $ 2,318,637
                                                           -----------       -----------       -----------       -----------

Direct practice expenses:
  Salaries and benefits                                        418,086           840,802         1,218,012           840,802
  Orthodontic supplies                                         146,561           324,750           421,381           326,059
  Rent                                                         189,026           232,004           471,624           232,004
  Depreciation and amortization                                 18,409            56,833            69,649            56,833
  Other                                                        142,950           353,390           396,260           355,945
                                                           -----------       -----------       -----------       -----------

    Total direct practice expenses                             915,032         1,807,779         2,576,926         1,811,643

General and administrative                                     436,781           534,449         1,000,964           717,225
Provision for losses on advances to Founding
  Practices (Note 5)                                           230,000                --           270,000                --
Asset impairment charge (Note 5)                                    --                --           285,000                --
Gain on the sale of certain assets of Founding
  Practices (Note 5)                                          (358,839)               --          (358,839)               --
Depreciation and amortization                                    8,929               495            17,988               684
                                                           -----------       -----------       -----------       -----------

    Total expenses                                           1,231,903         2,342,723         3,792,039         2,529,552
                                                           -----------       -----------       -----------       -----------

    Net operating loss                                         (50,104)          (24,086)         (447,512)         (210,915)
                                                           -----------       -----------       -----------       -----------

Other income (expense):
  Interest income                                               13,013            14,434            38,835            14,448
  Interest expense                                                (476)          (36,188)             (949)          (45,559)
                                                           -----------       -----------       -----------       -----------

    Total other income (expense)                                12,537           (21,754)           37,886           (31,111)
                                                           -----------       -----------       -----------       -----------
Net loss                                                   $   (37,567)      $   (45,840)      $  (409,626)      $  (242,026)
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