Form 10QSB
period 1999-09-30
ORTHODONTIX INC
filed 1999-11-15
CIK 1006281

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended September 30, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from _____ to _____

                         Commission File No. 000-27836

                               ORTHODONTIX, INC.
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

               FLORIDA                                          65-0643773
   -------------------------------                          ------------------
   (State or other jurisdiction of                            (IRS Employer
    incorporation or organization)                          Identification No.)

                        600 Brickell Avenue, Suite 300 M
                              Miami, Florida 33131
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (305) 373-1002
                          ---------------------------
                          (Issuer's Telephone Number)

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

        On November 12, 1999, the number of shares of Common Stock of the issuer outstanding was 4,550,020.

        Traditional Small Business Disclosure Format (check one): Yes [X] No [ ]
        Documents Incorporated By Reference:        None.

                               ORTHODONTIX, INC.
                                  FORM 10-QSB
                        QUARTER ENDED SEPTEMBER 30, 1999


                               TABLE OF CONTENTS


PART I FINANCIAL INFORMATION.................................................1

         ITEM 1.  FINANCIAL STATEMENTS.......................................1
         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
                  OPERATION..................................................1

PART II  OTHER INFORMATION...................................................4

         ITEM 1.  LEGAL PROCEEDINGS..........................................4

         ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS..................5

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES............................5

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........5

         ITEM 5.  OTHER INFORMATION..........................................5

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...........................6


SIGNATURES...................................................................7

FINANCIAL STATEMENTS.......................................................F-1

                                     PART I
                             FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

         The unaudited, condensed consolidated financial statements included herein, commencing at page F-1, have been prepared in accordance with the requirements of Regulation S-B and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the three and nine months ended September 30, 1999 are not necessarily indicative of the results of operations expected for the year ending December 31, 1999.


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

OVERVIEW

         As of November 12, 1999, the Company terminated its affiliation with seventeen orthodontic practices, has reached agreements in principle to terminate its affiliation with four additional practices and is in discussions with the five remaining affiliated practices regarding their affiliation with the Company. As of November 12, 1999, one affiliated practice was continuing to receive management services from the Company and the Company was generating management fee revenue from only this one practice. To the extent the Company discontinues its orthodontic practice management operations, the Company presently intends to seek to effect a business combination with an acquired business or businesses. There can be no assurances that the Company will enter into arrangements to sell certain practice assets and/or terminate its affiliation with any affiliated practices on terms favorable to the Company, if at all.

RESULTS OF OPERATIONS (UNAUDITED)

Three Months and Nine Months ended September 30, 1999 compared to Three Months and Nine Months ended September 30, 1998.

Management Service Fee Revenue

         Management service fee revenue reported by the Company is derived by principally applying the appropriate management fee percentage to the adjusted accrual based patient revenue, and adding the reimbursement from the affiliated practices of practice expenses paid by the Company. Management service fee revenue for the three and nine months ended September 30, 1999 was approximately $167,000 and $3,511,000 and for the three and nine months ended September 30, 1998 was $2,900,000 and $5,218,000, respectively. The Company commenced its practice management operations on April 16, 1998. The decrease in management fee revenue is primarily due to the decrease in affiliated practices being managed by the Company.

         During the period subsequent to when the Company began operations, from time to time, the Company advanced funds for the benefit of the affiliated practices to cover expenses and for working capital purposes of the affiliated practices (the "Working Capital Advances"). In addition, during the first two weeks of the Company's operations, certain amounts were collected and disbursed by the affiliated practices in order to facilitate the transition to the Company's centralized cash collection and disbursement procedures. To the extent the net amounts (the difference between the collections and disbursements during this initial period) have not been remitted by the affiliated practices to the Company, the Company has recorded such net amounts as an advance to affiliated practices (the "Transition Advances" and together with the "Working Capital Advances", the "Advances"). As of September 30, 1999, the Advances totaled approximately $796,000 from affiliated practices who had not terminated their affiliation with the Company. Due to the termination of the Company's affiliation with seventeen affiliated practices and the ongoing discussions relating to the termination of the Company's affiliation with the remaining nine affiliated practices, the Company has recorded an allowance related to the collectability of the Advances (the "Allowance") of $593,000 as of September 30, 1999 and $800,000 as of December 31, 1998. During the three and nine months ended September 30, 1999, the Allowance was reduced in connection with the sales of certain practice assets. For the nine month period ended September 30, 1999, the Company recorded an additional Allowance related to the collectability of the Advances of $270,000.

Direct Practice and Corporate Expenses

         Direct practice expenses include clinical and other practice expenses. Corporate expenses include corporate general and administrative expenses. The Company incurred direct practice expenses of approximately $156,000 and $2,733,000 for the three and nine months ended September 30, 1999, respectively, compared to approximately $2,272,000 and $4,083,000 for the three and nine months ended September 30, 1998, respectively. The decrease in direct practice expenses is primarily due to the decrease in affiliated practices being managed by the Company. The Company's direct practice expenses consist primarily of salaries and benefits, orthodontic supplies, rent, advertising and marketing, general and administrative and depreciation. The Company also incurred corporate general and administrative expenses of approximately $425,000 and $1,426,000 for the three and nine months ended September 30, 1999, respectively, compared to approximately $661,000 and $1,378,000 for the three and nine months ended September 30, 1998 (which included the Company's organizational expenses prior to April 16, 1998), respectively. In addition, for the three and nine months ended September 30, 1999, the Company recorded non-cash expenses consisting of depreciation of approximately $9,000 and $27,000, respectively, a provision for losses on Advances to affiliated practices of $0 and $270,000, respectively and an impairment charge of approximately $0 and $285,000, respectively, as a result of the sale by the Company of certain practice assets. For the three and nine months ended September 30, 1999, the Company recorded a non-cash expense of approximately $28,000 and $116,000, respectively, related to the issuance of certain stock options for services provided primarily by affiliated orthodontists.

Interest Income

         Interest income represents interest earned on excess cash balances invested primarily in short-term money market accounts and overnight repurchase agreements as well as loans to certain of the affiliated orthodontists. For the three and nine months ended September 30, 1999, the Company's interest income was approximately $17,000 and $55,000, respectively. For the three and nine months ended September 30, 1998, the Company's interest income was approximately $35,000 and $50,000, respectively.

Net Loss

         For the three and nine months ended September 30, 1999, the Company recorded a net loss of approximately $211,000 ($.04 per share) and $621,000 ($.11 per share), respectively. Included in the expenses for the three and nine months ended September 30, 1999 are non-cash expense items of approximately $37,000 and $698,000, respectively, related to (i) depreciation ($9,000 and $27,000, respectively); (ii) an impairment charge resulting from the sale of certain practice assets ($0 and $285,000, respectively); (iii) a provision for losses on advances to affiliated practices ($0 and $270,000, respectively) and
(iv) compensation expense related to stock options ($28,000 and $116,000, respectively). During the three months ended September 30, 1999, the Company's loss, excluding non-cash expense items, was approximately $174,000 ($.04 per share). During the nine months ended September 30, 1999, the Company's earnings, excluding non-cash expense items, was approximately $77,000 ($.01 per share). For the three and nine months ended September 30, 1998, the Company recorded a net loss of approximately $10,000 ($.01 per share) and $252,000 ($.06 per share), respectively.

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

LIQUIDITY AND CAPITAL RESOURCES/PLAN OF OPERATION

         The Company anticipates that the primary uses of capital will include the costs related to the unwinding of the remaining affiliated practices and funding the working capital needs of the Company.

         As of September 30, 1999 and December 31, 1998, the Company had cash and cash equivalents of approximately $1,275,000 and $1,289,000, respectively. Substantially all of the Company's cash as of September 30, 1999 results from the sale of practice assets. As of September 30, 1999 and December 31, 1998, the Company had total liabilities of approximately $572,000 and $1,418,000, respectively. The Company's cash is currently invested in money market accounts, certificates of deposit and overnight repurchase agreements. The Company believes that its operating funds will be sufficient for its cash expenses for at least the next twelve months.

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

                                    PART II
                               OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         In February 1999, the Company received from two affiliated orthodontists written demands for damages arising out of their allegations that the Company had breached its obligations under lease agreements and service agreements. In June 1999, one of the affiliated orthodontists filed a complaint against the Company alleging damages in excess of $588,000, which complaint was subsequently dismissed with prejudice contemporaneous with the Company selling to this affiliated orthodontist practice assets and terminating its relationship with the affiliated orthodontist. In November 1999, the other affiliated orthodontist filed a complaint against the Company alleging damages in excess of $1.6 million. The Company believes the allegations contained in the complaint from the affiliated orthodontist are without merit. To the extent this affiliated orthodontist pursues his alleged claims, the Company intends to vigorously defend itself.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         During the three months ended September 30, 1999, the Company terminated its affiliation with five affiliated practices (consisting of five affiliated orthodontists) pursuant to which these affiliated orthodontists terminated their affiliation with the Company and repurchased practice assets in exchange for an aggregate of $157,602 cash, notes payable to the Company in the principal amount of $466,857 and 371,786 shares of the Company's Common Stock. Subsequent to September 30, 1999, the Company terminated its affiliation with three additional affiliated practices (consisting of three orthodontists) pursuant to which these affiliated orthodontists terminated their affiliation with the Company and repurchased practice assets in exchange for an aggregate of $185,000 cash, notes payable to the Company in the principal amount of $40,000 and 208,494 shares of the Company's Common Stock. In addition, subsequent to September 30, 1999, the Company has entered into agreements in principle to terminate its affiliation with four additional affiliated practices (consisting of four orthodontists) in which these affiliated orthodontists will terminate their affiliation with the Company and repurchase certain practice assets. Upon receipt by the Company of its shares of Common Stock in connection with these asset sales, the Company retires such shares and the shares become authorized but unissued shares of the Company.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the third quarter ended September 30, 1999, no matters were submitted to a vote of security holders of the Company through the solicitation of proxies or otherwise.

ITEM 5. OTHER INFORMATION

         As of November 12, 1999, in addition to the seventeen affiliated practices which have terminated their affiliation with the Company and four affiliated practices which have entered into agreements in principle to terminate their affiliation with the Company, the Company has commenced discussions with the remaining five affiliated practices regarding their affiliation with the Company. As a result of these discussions, to the extent the Company consummates the sales of the practice assets, the Company will discontinue its orthodontic practice management operations.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits.

                  27.1     Financial Data Schedule

         (b)      Reports on Form 8-K

                  (1) On June 18, 1999, the Company flied a Current Report on Form 8-K dated June 11, 1999 reporting the sale of certain assets to two affiliated practices.

                  (2) On July 26, 1999, the Company filed a Current Report on Form 8-K dated July 20, 1999 reporting the sale of certain assets to two affiliated practices.

                  (3) On October 4, 1999, the Company filed a Current Report on Form 8-K dated September 28, 1999 reporting the resignation of Ed Strongin as the acting CFO and the appointment of Jay Weisberg as the Company's new acting CFO.

                  (4) On November 5, 1999, the Company filed a Current Report on Form 8-K dated November 3, 1999 reporting the sale of certain assets to six affiliated practices.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 ORTHODONTIX, INC.
                                 (Registrant)



Date: November 12, 1999          By: /s/ F.W. Mort Guilford
                                     ------------------------------------------
                                     F.W. Mort Guilford
                                     President (Principal Executive Officer)



Date: November 12, 1999          By: /s/Alan Jay Weisberg
                                     ------------------------------------------
                                     Alan Jay Weisberg
                                     Acting Chief Financial Officer (Principal
                                     Financial and Accounting Officer)

INDEX TO FINANCIAL STATEMENTS


                                                                                   PAGE
                                                                                   ----

Condensed Consolidated Balance Sheets as of September 30, 1999 (Unaudited)
     and December 31, 1998                                                          F-2

Condensed Consolidated Statements of Operations for the Three and Nine Months
     Ended September 30, 1999 and 1998 (Unaudited)                                  F-3

Condensed Consolidated Statement of Changes in Stockholders' Equity for the
     Nine Months Ended September 30, 1999 (Unaudited)                               F-4

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
     September 30, 1999 and 1998 (Unaudited)                                        F-5

Notes to the Condensed Consolidated Financial Statements                            F-6


ORTHODONTIX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                      SEPTEMBER 30, 1999    DECEMBER 31,
                                                                                         (UNAUDITED)           1998
                                                                                      ------------------    ------------
ASSETS
Current assets:
    Cash and cash equivalents                                                             $ 1,274,932       $ 1,289,481
    Patient receivables and unbilled patient receivables, net of
       allowance of $62,000 at September 30, 1999 and $267,000 at December 31, 1998           185,226         1,113,254
    Assets held for sale                                                                      392,130                 -
    Prepaid expenses and other current assets                                                 275,616           183,736
                                                                                          -----------       -----------
       Total current assets                                                                 2,127,904         2,586,471

Property and equipment, net                                                                   264,254           839,193
Advances to Founding Practices, net of allowance of $593,000 at
       September 30, 1999 and $800,000 at December 31, 1998                                   202,933           950,328
Notes and other receivables
                                                                                              183,363           303,040
Deferred tax asset                                                                             73,825            73,825
Other assets                                                                                   10,933            20,094
                                                                                          -----------       -----------
       Total assets                                                                       $ 2,863,212       $ 4,772,951
                                                                                          -----------       -----------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable and accrued liabilities                                              $   373,303        $  705,525
    Amounts payable to Founding Practices                                                       6,260           466,626
    Patient prepayments                                                                        61,249           108,009
    Lease payable - current portion                                                            21,250            16,200
    Deferred tax liability                                                                     73,825            73,825
                                                                                          -----------       -----------
       Total current liabilities                                                              535,887         1,370,185

Lease payable                                                                                  36,583            47,937
                                                                                          -----------       -----------
       Total liabilities                                                                      572,470         1,418,122
                                                                                          -----------       -----------
Commitments and contingencies

Stockholders' equity:
    Preferred stock, $.0001 par value, 100,000,000 shares authorized at September 30, 1999 and December 31, 1998, no shares issued
       and outstanding                                                                             --                --
    Common stock, $.0001 par value, 100,000,000 shares authorized,
       4,758,514 and 5,881,721 shares issued and outstanding
       at September 30, 1999 and December 31, 1998, respectively                                  476               588
    Additional paid-in capital                                                              4,910,434         5,607,261
    Accumulated deficit                                                                    (2,475,136)       (1,854,557)
    Less: deferred compensation - stock options                                              (145,032)         (398,463)
                                                                                          -----------       -----------
       Total stockholders' equity                                                           2,290,742         3,354,829
                                                                                          -----------       -----------
       Total liabilities and stockholders' equity                                         $ 2,863,212       $ 4,772,951
                                                                                          ===========       ===========


The accompanying notes are an integral part of these consolidated financial statements.

ORTHODONTIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)



                                                                THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                    SEPTEMBER 30,
                                                            -------------------------        -------------------------
                                                               1999            1998             1999            1998
                                                            ---------      ----------        ----------     ----------
Management service fee revenue                             $  166,750      $2,899,515        $3,511,277     $5,218,152
                                                           ----------      ----------        ----------     ----------
Direct practice expenses:
    Salaries and benefits                                      56,747       1,066,932         1,274,759      1,907,734
    Orthodontic supplies                                       35,572         452,230           456,953        778,289
    Rent                                                       30,324         348,213           501,948        580,217
    Depreciation and amortization                               3,378          64,581            73,027        121,414
    Other                                                      30,091         339,548           426,351        695,493
                                                           ----------      ----------        ----------     ----------
       Total direct practice expenses                         156,112       2,271,504         2,733,038      4,083,147

General and administrative                                    425,420         661,070         1,426,384      1,378,295
Provision for losses on advances to Founding
    Practices (Note 5)                                             --              --           270,000             --
Asset impairment charge (Note 5)                                   --              --           285,000             --
Gain on the sale of certain assets of Founding
    Practices (Note 5)                                       (196,342)             --          (555,181)            --
Depreciation and amortization                                   9,009           8,585            26,997          9,269
                                                           ----------      ----------        ----------     ----------
       Total expenses                                         394,199       2,941,159         4,186,238      5,470,711
                                                           ----------      ----------        ----------     ----------
       Net operating loss                                    (227,449)        (41,644)         (674,961)      (252,559)
                                                           ----------      ----------        ----------     ----------
Other income (expense):
    Interest income                                            16,660          35,430            55,495         49,878
    Interest expense                                             (164)         (3,986)           (1,113)       (49,545)
                                                           ----------      ----------        ----------     ----------
       Total other income                                      16,496          31,444            54,382            333
                                                           ----------      ----------        ----------     ----------
Net loss                                                   $ (210,953)     $  (10,200)       $ (620,579)    $ (252,226)
                                                           ==========      ==========        ==========     ==========
Loss per common and common
    equivalent share:
    Basic                                                  $    (0.04)     $    (0.01)       $    (0.11)    $    (0.06)
                                                           ==========      ==========        ==========     ==========
    Diluted                                                $    (0.04)     $    (0.01)       $    (0.11)    $    (0.06)
                                                           ==========      ==========        ==========     ==========

Weighted average number of common and
   common equivalent shares outstanding -
    basic and diluted                                       4,953,475       5,881,721         5,452,734      4,119,521
                                                           ==========      ==========        ==========     ==========



The accompanying notes are an integral part of these consolidated financial statements.

ORTHODONTIX, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED) for the nine months ended September 30, 1999


                                        Common Stock            Additional
                                   ------------------------       Paid-In     Accumulated       Deferred
                                     Shares         Amounts       Capital       Deficit       Compensation       Total
                                   ----------       -------     -----------   ------------    ------------     ----------
Balance, December 31, 1998          5,881,721       $  588      $ 5,607,261    $(1,854,557)    $ (398,463)     $3,354,829
Shares retired in connection
    with sale of assets (Note 5)   (1,123,207)        (112)        (559,594)            --             --        (559,706)
Deferred compensation for
    stock options issued                   --           --           57,817             --        (57,817)             --
Amortization of deferred
    compensation                           --           --               --             --        116,198         116,198

Forfeiture of deferred
    compensation (Note 5)                  --           --         (195,050)            --        195,050              --

Net loss for the period                    --           --               --       (620,579)            --        (620,579)
                                   ----------       ------      -----------    -----------     ----------      ----------
Balance, September 30, 1999         4,758,514       $  476      $ 4,910,434    $(2,475,136)    $ (145,032)     $2,290,742
                                   ==========       ======      ===========    ===========     ==========      ==========



The accompanying notes are an integral part of these consolidated financial statements.

ORTHODONTIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)


                                                                                       NINE MONTHS ENDED
                                                                                         SEPTEMBER 30,
                                                                                   ---------------------------
                                                                                       1999            1998
                                                                                   -----------     -----------
Cash flows from operating activities:
    Net loss                                                                       $  (620,579)    $  (252,226)
    Adjustments to reconcile net loss to net cash used in
       operating activities:
       Depreciation and amortization                                                   100,024         130,683
       Bad debt expense                                                                116,946              --
       Noncash compensation expense                                                    116,198         201,842
       Provision for advances to Founding Practices                                    270,000              --
       Asset impairment charge                                                         285,000              --
       Gain on sale of certain practice assets                                        (555,181)             --
       Changes in assets and liabilities                                            (1,030,630)       (613,576)
                                                                                   -----------     -----------
            Net cash used in operating activities                                   (1,318,222)       (533,277)
                                                                                   -----------     -----------
Cash flows from investing activities:
    Purchase of property and equipment                                                 (31,376)        (42,020)
    Purchase of practice assets                                                             --      (3,365,589)
    Proceeds from the sale of certain practice assets                                  984,562              --
    Payment of notes receivable                                                        356,791          56,607
    Investment in notes receivable                                                          --        (406,687)
                                                                                   -----------     -----------
            Net cash provided by (used in) investing activities                      1,309,977      (3,757,689)
                                                                                   -----------     -----------
Cash flows from financing activities:
    Payment of lease obligation                                                         (6,304)        (17,068)
    Payment of bank line of credit, net                                                     --        (496,283)
    Proceeds of merger, net of costs                                                        --       6,795,773
    Repayments to stockholders, net                                                         --        (297,505)

                                                                                   -----------     -----------
            Net cash (used in) provided by financing activities                         (6,304)      5,984,917
                                                                                   -----------     -----------

Net (decrease) increase in cash and cash equivalents                                   (14,549)      1,693,951

Cash and cash equivalents, beginning of period                                       1,289,481          84,920
                                                                                   -----------     -----------
Cash and cash equivalents, end of period                                           $ 1,274,932     $ 1,778,871
                                                                                   ===========     ===========



The accompanying notes are an integral part of these consolidated financial statements.

ORTHODONTIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1999
(UNAUDITED)


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

       The results of operations for the three and nine months ended September 30, 1999 are not necessarily indicative of the results of operations to be expected for the year ended December 31, 1999. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission on April 15, 1999.



2.     ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

       Accounts payable and accrued expenses consist of the following:


                                         September 30, 1999     December 31,
                                             (Unaudited)          1998
                                         ------------------    -------------

       Accounts payable                    $     245,978        $ 430,027
       Accrued salaries and benefits               6,412          188,084
       Other accrued expenses                    120,913           87,414
                                           -------------        ---------
                                           $     373,303        $ 705,525
                                           =============        =========

ORTHODONTIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1999, Continued
(UNAUDITED)

3.     EARNINGS PER SHARE:

       Basic earnings per share is calculated by dividing net income or loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net income or loss by the weighted average number of common shares and potential common equivalent shares outstanding during the period. Potential common shares consist of the dilutive effect of outstanding options calculated using the treasury stock method. For the three and nine month periods ended September 30, 1999 and 1998, the potential common shares were antidilutive; thus there was no difference in the basic net income per share and the diluted net income per share.

4.     CONTINGENCIES:

       During 1999, the Company received written demands for damages from two Founding Practices arising from their allegations that the Company has breached its obligations under certain agreements including lease and service agreements with the orthodontist associated with these Founding Practices. Pursuant to a demand letter filed by one orthodontist and a complaint filed by the other orthodontist, these Founding Practices have alleged damages of approximately, in aggregate, of approximately $2.2 million. During the quarter ended September 30, 1999, the orthodontist who filed the complaint with alleged damages in excess of $588,000 dismissed the complaint with prejudice contemporaneous with the Company selling certain practice assets to the orthodontist and terminating his relationship with the Company. In November 1999, the other orthodontist filed a complaint against the Company alleging damages in excess of $1.6 million. The Company believes the allegations in the complaint with the other orthodontist are without merit and intends to vigorously defend itself. The Company does not believe such matter will have a material impact on the Company's consolidated financial position, results of operations, or liquidity.

5. ASSETS HELD FOR SALE AND TERMINATION OF AFFILIATION WITH CERTAIN FOUNDING PRACTICES

       During the nine months ended September 30, 1999, the Company has sold certain practice assets, consisting principally of accounts receivable and property and equipment, and certain liabilities to fourteen of the Founding Practices. As a result of these transactions, the Company received approximately $1,185,662 in cash, $531,857 in notes receivable and 1,123,207 shares of the Company's common stock. In addition, such amounts include amounts repaid to the Company by the Founding Practices related to amounts outstanding that previously had been classified as Advances to Founding Practices. The total consideration received in connection with these transactions was valued at approximately $2,277,000.

ORTHODONTIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1999, Continued
(UNAUDITED)

5. ASSETS HELD FOR SALE AND TERMINATION OF AFFILIATION WITH CERTAIN FOUNDING PRACTICES, CONTINUED:

       As a result of these transactions, the Company recorded a net gain on the disposition of net assets of approximately $196,000 and $555,000 for the three and nine months ended September 30, 1999, respectively. Such gain excludes an asset impairment charge related to the assets sold in these transactions of approximately $285,000 that was recorded by the Company in the three months period ended March 31, 1999. Such impairment charge was recorded by the Company in the three month period ended March 31, 1999, in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of". This charge represented the amount necessary to reduce cost in excess of fair value to reflect the difference between the carrying value of certain practice assets and the estimated proceeds from the sale of such assets to these Founding Practices.

       The assets sold or settled as a result of the transactions, described above, were as follows:

       Patient receivables and unbilled patient receivables, net    $  407,581
       Property and equipment, net                                     479,190
       Notes receivable                                                367,706
       Advances to Founding Practices, net                             562,630
       Other assets and liabilities, net                               189,937
                                                                    ----------
                                                                     2,007,044
       Less: impairment charge                                        (285,000)
                                                                    ----------
                                                                    $1,722,044
                                                                    ==========

       In addition, in connection with these transactions, certain orthodontists who were affiliated with the Founding Practices and served on the Company's Advisory Board resigned such positions and their vested options were returned to the Company and their unvested options were cancelled. As a result, the Company recorded a reduction in deferred compensation of $195,050.

ORTHODONTIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1999, Continued
(UNAUDITED)

5. ASSETS HELD FOR SALE AND TERMINATION OF AFFILIATION WITH CERTAIN FOUNDING PRACTICES, CONTINUED:

       Subsequent to September 30, 1999, the Company sold certain practice assets, consisting principally of accounts receivable and property and equipment, and certain liabilities to three additional Founding Practices. As a result of these transactions, the Company has classified such practice assets as assets held for sale at September 30, 1999 as follows:

       Patient receivables and unbilled patient receivables, net     $ 442,173
       Property and equipment, net                                      27,101
       Other assets and liabilities, net                               (77,144)
                                                                     ---------
       Assets held for sale                                          $ 392,130
                                                                     =========

       As of November 12, 1999, the Company is engaged in discussions with the remaining Founding Practices regarding their affiliation with the Company and the repurchase by the respective Founding Practices of certain practice assets in exchange for cash and shares of the Company's common stock. The Company has entered into standstill arrangements with eight of the remaining Founding Practices pending successful negotiation of sale terms. As of September 30, 1999, one of the Founding Practices was receiving management services from the Company in exchange for a management fee.

       As of September 30, 1999, in connection with the discussions with the remaining Founding Practices, as previously described, the Company recorded an additional allowance in the amount of $270,000 for the nine months ended September 30, 1999 related to the collectability of the Advances to Founding Practices at September 30, 1999. The Advances to Founding Practices represent certain funds that were advanced to the Founding Practices to cover expenses and for working capital purposes. In addition, at the time the Company commenced operations, certain amounts were collected and disbursed by the Founding Practices in connection with the Company's transition to centralized cash collection and disbursement procedures.