Form 10KSB40
period 1999-12-31
ORTHODONTIX INC
filed 2000-04-14
CIK 1006281

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____

                          Commission File No. 000-27836

                                ORTHODONTIX, INC.
              ----------------------------------------------------
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

                                 (305) 373-1002
                        --------------------------------
                           (Issuer's Telephone Number)

      Securities registered under Section 12(b) of the Exchange Act: None.

Securities registered under Section 12(g) of the Exchange Act:

      Title of each class                                              Name of each exchange on which registered
      ----------------------                                           ------------------------------------------------------
Common Stock, par value $.0001 per share                                          OTC Electronic Bulletin Board



Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[X]

State issuer's revenues for its most recent fiscal year: $3,554,663.

The aggregate market value of the voting and non-voting stock held by non-affiliates of the Company based on the closing sales price of $.219 of such common stock, as of March 20, 2000, is $534,238 based upon 2,442,229 shares of the Company's common stock outstanding as of March 20, 2000 held by non-affiliates. For purposes of this computation, all executive officers, directors and 5% beneficial owners of the common stock of the registrant have been deemed to be affiliates. Such determination should not be deemed to be an admission that such directors, officers or 5% beneficial owners are, in fact, affiliates of the registrant.

As of March 20, 2000, the Company had a total of 4,181,665 shares of common stock, par value $.0001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:    None.

                                ORTHODONTIX, INC.
                                   FORM 10-KSB

                       FISCAL YEAR ENDED DECEMBER 31, 1999

                                TABLE OF CONTENTS

                                                                                                               PAGE
                                                                                                               ----

PART I..........................................................................................................-1-

Item 1.           Description of Business.......................................................................-1-

Item 2.           Description of Property.......................................................................-2-

Item 3.           Legal Proceedings.............................................................................-2-

Item 4.           Submission of Matters to a Vote of Security Holders...........................................-2-


PART II.........................................................................................................-2-

Item 5.           Market for Common Equity and Related Stockholder Matters......................................-2-

Item 6.           Management's Discussion and Analysis or Plan of Operation.....................................-4-

Item 7.           Financial Statements..........................................................................-6-

Item 8.           Changes in and Disagreements with Accountants on Accounting and Financial

                  Disclosure....................................................................................-6-

PART III........................................................................................................-6-

Item 9.           Directors, Executive Officers, Promoters and Control Persons; Compliance With
                  Section 16(a) of the Exchange Act.............................................................-6-

Item 10.          Executive Compensation.......................................................................-10-

Item 11.          Security Ownership of Certain Beneficial Owners and Management...............................-13-

Item 12.          Certain Relationships and Related Transactions...............................................-14-

Item 13.          Exhibits And Reports on Form 8-K.............................................................-14-

SIGNATURES.....................................................................................................-16-

EXHIBIT INDEX..................................................................................................-17-

LIST OF EXHIBITS...............................................................................................-18-

                                     PART I

ITEM 1.           DESCRIPTION OF BUSINESS

BACKGROUND

      Embassy Acquisition Corp. (now known as Orthodontix, Inc. (the "Company") was formed in November 1995 to seek to effect a business combination with an acquired business. On April 16, 1998, the Company consummated a merger with Orthodontix Subsidiary, Inc. (formerly known as Orthodontix, Inc. ("Ortho Sub"), resulting in Ortho Sub becoming a wholly owned subsidiary corporation of the Company (the "Merger"). Ortho Sub was an orthodontic practice management company formed to affiliate with orthodontic practices and manage the business aspects of such practices, including billing, collections, cash management and payroll processing, in exchange for a management fee. Under the terms of the Merger, the Company, among other things, issued a total of 3,341,721 shares of its common stock, par value $.0001 (the "Common Stock") (representing approximately 56.8% of its Common Stock subsequent to the Merger) in exchange for all of the outstanding shares of Common Stock of Ortho Sub, the acquisition of certain assets and the assumption of certain liabilities of 26 orthodontic practices (the "Founding Practices" or the "Affiliated Practices") and the entering into of long-term administrative services agreements. In connection with the closing of the Merger, the Company changed its name to Orthodontix, Inc. and began providing practice management services to the Founding Practices. The Merger resulted in both a change in the majority equity ownership and management of the Company and the cessation of the Company's business operations as previously conducted. The Merger was accounted for as a capital transaction equivalent to the issuance of stock for the net monetary assets of the Company accompanied by a recapitalization of Ortho Sub. As further discussed in Note 1 to the Company's Consolidated Financial Statements, the acquisition of certain assets and the assumption of certain liabilities of the Founding Practices was accounted for in accordance with Securities and Exchange Commission's Staff Accounting Bulletin No. 48, "Transfers of Nonmonetary Assets by Promoters or Shareholders." The Founding Practices included 26 orthodontists operating 46 offices in 11 states. No further practice affiliations occurred.

CESSATION OF THE ORTHODONTIC PRACTICE MANAGEMENT BUSINESS OF THE
COMPANY

      As of March 31, 2000, the Company has terminated its affiliation with 23 of the Founding Practices and has reached an agreement in principle to terminate its affiliation with one additional Founding Practice and is in discussions with the two remaining Founding Practices regarding its affiliation with the Company. The Company is not providing any management services currently and accordingly generating no fee revenue. In connection with the termination of its affiliation with the 23 orthodontic practices, the Company sold orthodontic practice assets back to the Founding Practices, terminated its management relationship with such practices and received in the aggregate $1,306,285 in cash, $691,300 in notes receivable and 1,815,804 shares of the Company's Common Stock.

         To the extent the Company terminates its affiliation with the remaining affiliated practices (the

"Remaining Practices"), the Company presently intends to seek to effect a business combination with an acquired business. There can be no assurances that the Company will enter into arrangements to terminate its affiliations with the Remaining Practices on terms favorable to the Company, if at all.

EMPLOYEES

      The Company employs one full-time employee and one part-time employee.

ITEM 2.           DESCRIPTION OF PROPERTY

      The Company currently leases, on a month to month basis, approximately 400 square feet of office space in Miami, Florida from an unaffiliated third party for a monthly rental amount of approximately $1,100.

ITEM 3.           LEGAL PROCEEDINGS

      In December 1999 and February 2000, the Company received two separate demand letters to satisfy outstanding previously invoiced amounts of approximately $48,000 and $67,000 in favor of two separate firms who had leased equipment to the Company and provided consulting services to the Company, respectively. The Company is currently in discussions with these firms to settle the amounts owed.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      During the fourth quarter of the fiscal year ended December 31, 1999, no matters were submitted to a vote of security holders of the Company.

                                     PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      From April 2, 1996, when the Common Stock commenced trading, through May 28, 1998, the Common Stock was quoted for trading in the over-the-counter electronic bulletin board market (the "OTC Bulletin Board") under the symbol "MBCA." From May 29, 1998 through November 16, 1999, the Company's Common Stock was listed on The Nasdaq SmallCap Market and was traded under the symbol "OTIX." On November 17, 1999, the Company's Common Stock was delisted from the Nasdaq Small Cap Market and commenced being quoted for trading on the OTC Bulletin Board under the symbol "OTIX." The following table shows the (i) reported high and low bid quotations for the Common Stock obtained from the OTC Bulletin Board (for quotes from January 1, 1997 through May 28, 1998 and for quotes from November 17, 1999 through March 20, 2000); and (ii) reported high and low sales prices on The Nasdaq SmallCap Market (for quotes from May 29, 1998 through November 16, 1999). The high and low bid prices for the periods indicated are interdealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

OTC BULLETIN BOARD                                                                     LOW BID                HIGH BID
------------------                                                                     -------                --------

1998
      First Quarter...................................................                  $8.000                  $9.000
      Second Quarter (thru May 28)....................................                  $8.500                  $10.25

1999

      Fourth Quarter (from November 17, 1999).........................                  $.0625                  $.2500

2000

      First Quarter (thru March 20)...................................                  $.0625                  $.1250


NASDAQ SMALLCAP MARKET                                                                     LOW                    HIGH
----------------------                                                                     ---                    ----
1998

1998

      Second Quarter (from May 29)......................................                $6.250                  $7.875
      Third Quarter.....................................................                $2.500                  $6.125
      Fourth Quarter....................................................                $1.000                  $2.750

1999

      First Quarter.....................................................                $1.000                  $2.625
      Second Quarter....................................................                $.1250                  $1.000
      Third Quarter.....................................................                $.2500                  $1.125
      Fourth Quarter (thru November 17, 1999)...........................                $1.000                  $1.125

      The approximate number of holders of record of the Company's Common Stock, as of March 20, 2000, amounts to 62, inclusive of those brokerage firms and/or clearing houses holding the Company's shares of Common Stock for their clientele (with each such brokerage house and/or clearing house being considered as one holder).

      The Company has not paid or declared any dividends upon its Common Stock since its inception and, by reason of its present financial status and its contemplated financial requirements, does not contemplate or anticipate paying any dividends upon its Common Stock in the foreseeable future.

ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

      The following discussion of the financial condition or plan of operation of the Company should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included elsewhere in this Report. Results of operations for the period from January 1 through April 16, 1998, the date of the Merger, (the "1998 Administrative Period") reflect the organizational efforts of the Company prior to the date of the Merger and therefore, in the Company's opinion, are not comparable to the corresponding period in the current year.

RESULTS OF OPERATIONS

FISCAL YEARS ENDED DECEMBER 31, 1999 AND DECEMBER 31, 1998.

      MANAGEMENT SERVICE FEE REVENUE. For the fiscal years ended December 31, 1999 and December 31, 1998, management service fee revenue reported by the Company was derived by principally applying the appropriate management fee percentage to the adjusted accrual based patient revenue, and adding the reimbursement from the Affiliated Practices of practice expenses paid by the Company. Management service fee revenue for the years ended December 31, 1999 and December 31, 1998, which 1998 amounts related only to amounts earned during the period from April 17, 1998 through December 31, 1998 (the "1998 Operational Period") was approximately $3.55 and $8.04 million, respectively. The decrease in management fee revenue is primarily due to the decrease in Affiliated Practices being managed by the Company as a result of practice affiliation terminations.

      DIRECT PRACTICE AND CORPORATE EXPENSES. Direct practice expenses include clinical and other practice expenses. Corporate expenses include corporate general and administrative expenses. The Company incurred direct practice expenses of approximately $2.8 million and $6.3 million for the years ended December 31, 1999 and December 31, 1998, respectively, which 1998 amounts related only to amounts incurred during the 1998 Operational Period. The Company's direct practice expenses consist primarily of salaries and benefits, orthodontic supplies, rent, advertising and marketing, general and administrative and depreciation. The Company also incurred corporate general and administrative expenses, which included provisions for losses on advances to Founding Practices, an asset impairment charge and the gain on the sale of certain assets and liabilities of Founding Practices, of approximately $1.9 million for the year ended December 31, 1999 and approximately $2.9 million for the year ended December 31, 1998. The corporate general and administrative expenses of approximately $2.9 million for the year ended December 31, 1998 consisted of $2.7 million during the 1998 Operational Period and $200,000 during the 1998 Administrative Period.

      INTEREST INCOME. Interest income represents interest earned on excess cash balances invested primarily in short-term money market accounts and overnight repurchase agreements as well as amounts payable from certain formerly affiliated orthodontists.

      NET LOSS. For the years ended December 31, 1999 and 1998, the Company recorded a net loss of approximately $998,000 and $1.15 million, respectively, or approximately $.19 per share, and $.25 per share, respectively.

      Included in the expenses for the year ended December 31, 1999 are non cash expenses of approximately (i) $154,000 related principally to the issuance by the Company to a non-employee director of stock options (which director resigned in March 2000 and accordingly forfeited all of his stock options) and options issued to members of the Company's Advisory Board, (ii) $163,000 of depreciation, (iii) $370,000 related to an allowance on advances to Founding Practices (the "Allowance"); and (iv) $315,000 related to an asset impairment charge. During the year ended December 31, 1999, the Company's net loss excluding non-cash expense items (other than the allowance and asset impairment charge) was approximately $681,000. Included in the expenses for the year ended December 31, 1998 are expenses of approximately $200,000 incurred during the 1998 Administrative Period, non-cash expense items of approximately $398,000 principally related to the issuance of stock options to employees and affiliated orthodontists and depreciation and $800,000 related to the Allowance. During the 1998 Operational Period, the Company's net loss, excluding non-cash expense items (other than the Allowance), was approximately $502,000. Net loss excluding non-cash expense items is not presented as an alternative to operating results or cash flow from operations as determined by generally accepted accounting principles (GAAP) but rather to provide additional information related to the ability of the Company to meet its cash flow needs. This information should not be considered in isolation from, or construed as having greater importance than GAAP operating income/loss or cash flows from operations as a measure of an entity's performance.

LIQUIDITY AND CAPITAL RESOURCES/PLAN OF OPERATION

      As of December 31, 1999, the Company had a working capital balance of approximately $1,184,000. The Company continues to anticipate the primary uses of capital will include general and administrative costs and costs related to the termination of its affiliation with the Remaining Practices and if the terminations occur, expenses associated with seeking to effect a business combination.

      As of December 31, 1999 and December 31, 1998, the Company had cash and cash equivalents of $407,474 and $1,289,481, respectively. As of December 31, 1999 and December 31, 1998, the Company had total liabilities of $459,361 and $1,418,122, respectively. The Company's cash is currently invested in money market accounts and overnight repurchase agreements. In addition, as of December 31, 1999, the Company had short-term investments of $1,061,709 which consist of certificates of deposits. The Company believes that its operating funds will be sufficient for its cash expenses for at least the next twelve months.

FORWARD LOOKING INFORMATION MAY PROVE INACCURATE

      This Annual Report on Form 10-KSB contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on current plans and expectations of the Company and involve risks and uncertainties that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements. Important factors that could cause actual results to differ include, among others, the Company's inability to terminate its affiliation with the Remaining Practices, and the timing and ability of the Company to decrease its administrative expenses and satisfy amounts owed to its trade creditors.

OUTLOOK AND UNCERTAINTIES

      The Company's financial condition and results are subject to substantial risks and uncertainties, certain of which are summarized below:

      The termination of affiliations with the Remaining Practices as well as the sale back of practice assets is contingent upon the negotiation of definitive agreements between the Company and the Remaining Practices. No assurances can be given that the Company will be able to consummate the terminations of its affiliations with the Remaining Practices, or that such terminations will take place in a timely manner. If the Company is not able to timely and successfully terminate affiliations with the Remaining Practices as well as satisfactorily resolve certain disputes with certain trade creditors, its financial condition, cash flows and results of operations will be materially and adversely affected. In the event the Company terminates its affiliation with the Remaining Practices, there can be no assurances that it will effect a business combination with an acquired business on terms satisfactory to the Company, if at all.

ITEM 7.           FINANCIAL STATEMENTS

      The financial statements included herein, commencing at page F-1, have been prepared in accordance with the requirements of Regulation S-B.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III

ITEM 9.           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                  COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

The current directors and executive officers of the Company are as follows:

      NAME                                                    AGE      POSITION
      ----                                                    ---      --------

      Stephen Grussmark, DDS, MSD                             59       Chief Executive Officer and Chief
                                                                       Clinical Officer, Director

      F.W. Mort Guilford                                      72       President, Chief Operating Officer,
                                                                       Secretary, Treasurer, Director

      Alan Jay Weisberg                                       54       Acting Chief Financial Officer

      Stephen J. Dresnick, MD                                 49       Chairman of the Board of Directors

      Glenn L. Halpryn                                        39       Director

      William Thompson, DDS                                   67       Director

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

      F.W. Mort Guilford became the President, Chief Operating Officer and a director of the Company in April 1998 upon the closing of the Merger. From August 1996 until the Merger, Mr. Guilford was President, Chief Operating Officer and a director of Ortho Sub. Since 1956, Mr. Guilford has practiced business, real estate and land use law in the Miami, Florida area and has been an investor in numerous business ventures, including real estate, banking and food franchises. Since 1984, Mr. Guilford has served as Chairman of The Alma Jennings Foundation, a charitable foundation, and from 1989 through 1994, he served on the Florida Public Service Nominating Committee, which makes recommendations to the Governor of Florida for appointees to the Florida Public Service Commission. In addition, Mr. Guilford has served on the State of Florida Finance and Bond Council, was a member of the University of Miami Board of Trustees, and was Chairman of the Economic Development Committee and Code Enforcement Board for the City of Coral Gables, Florida. Since 1995, Mr. Guilford has been a member of the Coral Gables Foundation.

      Stephen J. Dresnick, MD has been a member of the Board of Directors of the Company since its inception and the Chairman of the Board of Directors since the closing of the Merger. From March 1998 through July 1999, Dr. Dresnick was the Chief Executive Officer, President and Chairman of the Board of Directors of FPA Medical Management, Inc. , a publicly traded physician practice management company ("FPA"). From November 1996 through February 1998, Dr. Dresnick served as the Vice Chairman of the Board of FPA. In July 1998, FPA and 89 of its subsidiaries and affiliates (collectively, the "Debtors") filed for protection under Chapter 11 in the United States District Court for the District of Delaware (the "Bankruptcy Court"). The cases were consolidated for the purpose of joint administration under the consolidated caption: In re FPA Medical Management, Inc., et. al., Debtors, Case Nos. 98-1596 through 98-1685. FPA's plan of reorganization was confirmed by the U.S. Bankruptcy Court for the District of Delaware in May 1999. From 1987 through March 1998, Dr. Dresnick served as President, Chief Executive Officer and Chairman of the Board of Directors of Sterling Healthcare Group, Inc. ("Sterling"), a publicly traded company engaged in providing physician practice management to hospital-based emergency departments. Sterling was acquired by FPA in October 1996. Dr. Dresnick is a Diplomate of the National Board of Medical Examiners and is certified by the American Board of Emergency Medicine. Dr. Dresnick is licensed to practice medicine in 12 states. Dr. Dresnick currently holds an appointment as Assistant Professor at University of Miami, School of Nursing; is on the Dean's Advisory Committee at University of Miami, School of Business; is an Advisory Board Member at the Center for the Advancement of Service Management, University of Florida, College of Business Administration; is a Clinical Associate Professor for the Department of Surgery, University of Florida, School of Medicine; and is a member of the Board of Trustees of Florida International University.

      Glenn L. Halpryn has been a member of the Board of Directors since its inception, and was President of the Company from inception through the closing of the Merger. Since 1985, Mr. Halpryn has been engaged in real estate investment and development activities, including the management, finance and leasing of commercial real estate. From April 1988 through June 1998, Mr. Halpryn was Vice Chairman of Central Bank, a Florida state-chartered bank. Since June 1987, Mr. Halpryn has been the President of and beneficial holder of stock of United Security Corporation, a broker-dealer registered with the NASD. From June 1992 through May 1994, Mr. Halpryn served as the Vice President, Secretary-Treasurer of Frost Hanna Halpryn Capital Group, Inc., a "blank check" company whose business combination was effected in May 1994 with Sterling Healthcare Group, Inc. From June 1995 through October 1996, Mr. Halpryn served as a member of the Board of Directors of Sterling Healthcare Group, Inc.

      William Thompson, DDS became a director of the Company upon the closing of the Merger. Dr. Thompson had been a consultant to Ortho Sub since its inception. Since 1960, Dr. Thompson has been a practicing orthodontist in the Bradenton, Florida area. He is a member of the Council on Orthodontic Education of the American Association of Orthodontics. From 1985 through 1992, Dr. Thompson was a Director and from 1991 through 1992 was the President of the American Board of Orthodontics. Dr. Thompson has received numerous professional appointments as well as published numerous articles concerning orthodontics. Dr. Thompson has been a member of the Board of Directors of the First National Bank of Manatee since 1989.

      Alan Jay Weisberg became the Company's Acting Chief Financial Officer in September 1999. Since July 1986, Mr. Weisberg has been a partner in the accounting firm of Weisberg Brause & Co., Miami, Florida.

      Stephen Bittel served as a member of the Board of Directors until his resignation in March 2000. Gary Gerson served as a member of the Board of Directors until his resignation in April 2000.

      Each director serves until the next annual meeting of shareholders and until his successor is elected and qualified. Each officer is appointed to serve until the next annual meeting of the Board of Directors and until his successor has been appointed and qualified.

BOARD COMMITTEES

      The Board currently has four committees: an Executive Committee, a Nominating Committee, an Audit Committee, and a Compensation and Stock Option Committee. Mr. Halpryn and Dr. Dresnick serve on the Executive Committee. Messrs. Guilford and Halpryn and Dr. Grussmark serve on the Nominating Committee. As a result of the resignations of Messrs. Gerson and Bittel, the Board is considering appointments of members of the Board to serve on the Audit Committee. Dr. Dresnick serves on the Compensation and Stock Option Committee. Dr. Thompson served on the Executive Committee until his resignation from it in April 1999. Until his resignation from the Board in March 2000, Mr. Bittel served as a member of the Executive Committee and Audit Committee. Until his resignation from the Board in April 2000, Mr. Gerson served as a member of the Audit Committee and the Compensation and Stock Option Committee. The Executive Committee is authorized by the Board of Directors to review and advise senior management of the Company regarding issues concerning strategic planning, significant transactions, policies and procedures and to make recommendations to senior management generally on issues such as budgetary items and to otherwise take all other action which may be delegated by the Board of Directors under the Florida Business Corporation Act. Pursuant to instruction from the Board of Directors, the Executive Committee, during 1999 was principally involved with the termination of the Company's affiliation with orthodontic practices. The Nominating Committee recommends candidates for election to the Company's Board of Directors, examines the performance of incumbent Directors and makes recommendations concerning the retention of such Directors. The Audit Committee recommends the annual appointment of the Company's auditors, with whom the Audit Committee reviews the scope of audit and non-audit assignments and related fees, accounting principles used by the Company in financial reporting and the adequacy of the Company's internal control procedures. The Compensation and Stock Option Committee administers the 1997 Orthodontix, Inc. Stock Option Plan (the "Stock Option Plan"). The Compensation and Stock Option Committee also has the responsibility for reviewing and approving salaries, bonuses, and other compensation and benefits of executive officers, and advising management regarding benefits and other terms and conditions of compensation.

SIGNIFICANT EMPLOYEES

      None.

FAMILY RELATIONSHIPS

      None.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

      To the Company's knowledge based on information received from each officer and director, other than Dr. Dresnick who was Chief Executive Officer and Chairman of the Board of Directors of FPA , a company which was reorganized under the Bankruptcy Act, there have been no events under any bankruptcy act, no criminal proceedings and no judgments or injunctions material to the evaluation of the ability and integrity of any executive officer during the past five years.

COMPLIANCE WITH SECTION 16(a)

      To the Company's knowledge, based solely upon the Company's review of Forms 3, 4 and 5 furnished to the Company, for the fiscal year ended December 31, 1999, and for the period ended March 20, 2000, no person who was a director, officer or beneficial owner of more than ten percent of the Company's outstanding Common Stock or any other person subject to Section 16 of the Securities Exchange Act of 1934 (the "Exchange Act") failed to file on a timely basis, reports required by Section 16(a) of the Exchange Act.

ITEM 10.          EXECUTIVE COMPENSATION

DIRECTOR COMPENSATION

      From the Merger through March 1999, non-employee directors of Orthodontix received $500 for each Board meeting attended as well as accountable reimbursement for any reasonable business expenses incurred in connection with their activities on behalf of Orthodontix. In addition, they are entitled to receive stock options under the 1997 Orthodontix, Inc. Stock Option Plan. As of March 1999, the Company granted to each non-employee director of the Company, other than Mr. Bittel, the option for a period of two years to acquire 20,000 shares of the Company's Common Stock at a purchase price of $1.75 per share in lieu of any future cash payments to be made to such persons for attendance at Board meetings. As of March 1999, the Company granted to Mr. Bittel, the option for a period of two years to acquire 100,000 shares of the Company's Common Stock at a purchase price of $1.75 per share. In March 2000, Mr. Bittel resigned from the Board of Directors and his options were forfeited. In April 2000, Mr. Gerson resigned from the Board of Directors and the options granted to him in March 1999 were forfeited.

EXECUTIVE COMPENSATION

      No executive officer of the Company earned more than $100,000 during the fiscal year ended December 31, 1999. The following table sets forth the compensation earned for services rendered to the Company in all capacities for the fiscal years ended December 31, 1999, 1998 and 1997 by the Company's Chief Executive Officer and President (the "Named Executive Officers"):

                           SUMMARY COMPENSATION TABLE

                            Annual Compensation                                          Long Term Compensation Awards
--------------------------  ------------------------------------------------------------ ------------------------------------------
                                                                                         Securities
Name and Principal                                              Other Annual             Underlying              All Other
Position (1)                Year       Salary      Bonus        Compensation(2)          Options/SARs            Compensation
--------------------------  ---------- ----------- -----------  ------------------------ ----------------------  ------------------
Stephen Grussmark,          1999       $0          $0                     $0                         0                 $0
DDS, MSD, Chief
Executive Officer,          1998       $0          $0                     $0                         0                 $0
Chief Clinical
Officer and director        1997       --          --                     --                        --                 --
since April 1998

F.W. Mort Guilford,         1999       $0          $0                     $0                                           $0
President, Chief
Operating Officer           1998       $0          $0                 $9,440                   150,000                 $0
and director since
April 1998                  1997       --          --                     --                        --                 --


(1) Edward Strongin, CPA, the Company's Acting Chief Financial Officer through August 1999, is a partner of Pinchasik Strongin Muskat Stein & Co., which firm was paid $172,206 by the Company during the year ended December 31, 1999. Alan Jay Weisberg, CPA, the Company's Acting Chief Financial Officer, is a partner of Weisberg Brause, which firm was paid $6,688 by the Company during the year ended December 31, 1999.

(2)   Other Annual Compensation represents an automobile allowance for Mr.
      Guilford.

                     STOCK OPTION GRANTS IN FISCAL YEAR 1999

      No stock options were granted to Dr. Grussmark or Mr. Guilford during the fiscal year ended December 31, 1999. No exercised or unexercised options to purchase the Company's Common Stock were held by Dr. Grussmark as of December 31, 1999. Options to acquire 150,000 shares of the Company's Common Stock at any time and from time to time for a period of five years, commencing April 16, 1998 at a per share purchase price of $9.11 were granted to Mr. Guilford in connection with the closing of the Merger (the "Guilford Options"). The Guilford Options remained unexercised and outstanding as of December 31, 1999.


                              Number of
                              Securities         Percent of Total           Market
                              Underlying        Options Granted to         Price on
                               Options             Employees In            Date of          Exercise or
Name                           Granted             Fiscal Year             Grant(s)         Base Price        Expiration Date
------------------------- ------------------ ------------------------  ----------------  -----------------  --------------------
Stephen Grussmark, DDS           --                  --                         --                 --                  --
F.W. Mort Guilford               --                  --                         --                 --                  --




                   STOCK OPTION EXERCISES IN FISCAL YEAR 1999
                        AND FISCAL YEAR END OPTION VALUES

      The following table sets forth certain summary information concerning exercised and unexercised options to purchase the Company's Common Stock as of December 31, 1999 held by Dr. Grussmark and Mr. Guilford. Neither Dr. Grussmark nor Mr. Guilford exercised any options during the year ended December 31, 1999.

                             Shares                                                              Value of Unexercisable In-
                             Acquired                           Number of Unexercised            the-money Options at FY-
                             on              Value              Options at FY-end                end Exercisable /
Name                         Exercise        Realized(1)        Exercisable/Unexercisable        Unexercisable (2)(3)
---------------------------- --------------  -----------------  -------------------------------- ----------------------------------
Stephen Grussmark, DDS        --              --                  0 / 0                            $0 / $0
---------------------------- --------------  -----------------  -------------------------------- ----------------------------------
F.W. Mort Guilford            --              --                  150,000 / 0                      $0 / $0
---------------------------- --------------  -----------------  -------------------------------- ----------------------------------

(1) The difference between the average of the high and low bid prices per share of the Common Stock as reported on the OTC Bulletin Board on the date of exercise, and the exercise or base price.

(2) The difference between the average of the high and low bid prices per share of the Common Stock as quoted on the OTC Bulletin Board on December 31, 1999, $.875, and the exercise or base price.

(3) As of December 31, 1999, Mr. Guilford held options to purchase 150,000 shares of Common Stock at $9.11 per share, all of which are currently exercisable.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND
CHANGE-IN-CONTROL ARRANGEMENTS

      Dr. Grussmark, an affiliated orthodontist and the orthodontist of one of the Remaining Practices, has no employment agreement with the Company and does not receive a salary in his capacity as the Company's Chief Executive Officer and Chief Clinical Officer. Dr. Grussmark's responsibilities included business development and acting as a liaison between the Company and the Affiliated Practices. Mr. Guilford has no employment agreement with the Company and does not receive a salary in his capacity as President and Chief Operating Officer, but received an automobile allowance of $1,180 monthly through August 1999.

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth information known to the Company with respect to the beneficial ownership of its Common Stock as of March 28, 2000 by
(i) each stockholder known by the Company to own beneficially more than 5% of the outstanding Common Stock, (ii) each of Mr. Guilford and Dr. Grussmark, the only persons named in the Summary Compensation Table, (iii) each director of the Company, and (iv) all directors and executive officers as a group. As of March 20, 2000, there were 4,181,665 shares of Common Stock outstanding.

                             PRINCIPAL SHAREHOLDERS

NAME AND ADDRESS                                              SHARES OF COMMON STOCK                      PERCENT
OF BENEFICIAL OWNER                                           BENEFICIALLY OWNED(1)                       OWNED
-------------------                                           ---------------------                       -----

Stephen Grussmark, DDS, MSD                                            896,956 (2)                          21.4%
2222 Ponce de Leon Blvd., 3rd  Floor
Coral Gables, FL 33134

F.W. Mort Guilford                                                     500,180 (4)                          12.0%
2222 Ponce de Leon Blvd., 3rd Floor
Coral Gables, FL 33134

Stephen J. Dresnick                                                    380,000 (3)(4)                        9.1%
2222 Ponce de Leon Blvd., 3rd Floor
Coral Gables, FL 33134

Glenn L. Halpryn                                                       387,100 (4)                           9.3%
2222 Ponce de Leon Blvd., 3rd Floor
Coral Gables, FL 33134

William Thompson, DDS                                                   69,500 (4)(5)                        1.7%
2222 Ponce de Leon Blvd., 3rd Floor
Coral Gables, FL 33134

Gary Gerson                                                             20,000 (4)                            .5%
2222 Ponce de Leon Blvd., 3rd  Floor
Coral Gables, FL 33134

All Officers and Directors
as a Group                                                             2,257,937 (6)                        54.0%

Total Shares Outstanding
as of March 20, 2000                                                   4,181,665

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Common Stock subject to options or warrants held by that person that are currently exercisable or will become exercisable within 60 days after March 20, 2000 are deemed outstanding, while such shares are not deemed outstanding for purposes of computing percentage ownership of any other person. Unless otherwise indicated in the footnotes below, the persons and entities named in the table have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws where applicable.

(2) Includes 891,956 shares of Common Stock held in various trusts for which Dr. Grussmark or his spouse is the sole trustee and the beneficiaries of which are Dr. Grussmark, his spouse or his children.

(3) Includes 160,000 shares of Common Stock held by a limited partnership of which Dr. Dresnick is both a limited partner and the owner of the corporate general partner.

(4) Includes shares of Common Stock issuable upon the exercise by Mr. Guilford (150,000), Dr. Dresnick (220,000), Dr. Thompson (60,000), Mr. Halpryn
      (20,000), and Mr. Gerson (20,000) of currently exercisable stock options. As of April 4, 2000, Mr. Gerson resigned from the Board and as of such date his options were forfeited.

(5) Includes 2,000 shares of Common Stock held in a trust for which Dr. Thompson's spouse is the sole trustee and beneficiary.

(6) Includes 4,201 shares of Common Stock held by Alan Jay Weisberg, the Company's Acting Chief Financial Officer.

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Edward Strongin, CPA, the Company's Acting Chief Financial Officer through August 1999, is a partner of Pinchasik Strongin Muskat Stein & Co., which firm was paid $172,206 by the Company during the fiscal year ended December 31, 1999. Alan Jay Weisberg, CPA, the Company's Acting Chief Financial Officer since September 1999, is a partner of Weisberg Brause, which firm was paid $6,688 during the fiscal year ended December 31, 1999.

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K

(a)      Documents filed as part of this report

         1.       Financial Statements

                  See page F-1.

         2.       Exhibits:

                  See Exhibit Index. The Exhibits listed in the accompanying Exhibits Index are filed or incorporated by reference as part of this report.

(b)      Reports on Form 8-K:

                  (a) On October 4, 1999, the Company filed a Current Report on Form 8-K dated September 28, 1999 announcing the resignation of the Company's acting Chief Financial Officer and announcing the appointment of the Company's new acting Chief Financial Officer.

                  (b) On November 5, 1999, the Company filed a Current Report on Form 8-K dated November 3, 1999 reporting the sale of certain assets to six affiliated practices.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        By: /s/ F.W. Mort Guilford

                                        --------------------------------------
                                        F.W. Mort Guilford, President

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

SIGNATURE                                           TITLE                                DATE
---------                                           -----                                ----
/s/ STEPHEN GRUSSMARK, DDS, MSD                     Chief Executive Officer,             April 13, 2000
-------------------------------
Stephen Grussmark, DDS, MSD                         Chief Clinical Officer,
                                                    Director

/s/ F.W. MORT GUILFORD                              President, Chief Operating           April 13, 2000
-------------------------------                     Officer, Secretary,
F.W. Mort Guilford                                  Treasurer, Director

/s/ ALAN JAY WEISBERG                               Acting Chief Financial               April 13, 2000
-------------------------------                     Officer, Chief Accounting
Alan Jay Weisberg                                   Officer

/s/ STEPHEN J. DRESNICK, MD                         Director                             April 13, 2000
-------------------------------
Stephen J. Dresnick, MD

/s/ GLENN L. HALPRYN                                Director                             April 13, 2000
-------------------------------
Glen L. Halpryn

/s/ WILLIAM THOMPSON, DDS                           Director                             April 13, 2000
-------------------------------
William Thompson, DDS

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                     EXHIBIT DESCRIPTION
-------                    --------------------

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

     10.1*                 1997 Orthodontix, Inc. Stock Option Plan

     10.2*                 Form of Administrative Services Agreement of the Company.

     10.3*                 Forms of Services Agreement of the Company.

     10.4*                 Form of Agreement and Plan of Reorganization of the Company.

     10.5*                 Forms of Lock-Up Agreement.

     21.1+                 Subsidiaries of the Company.

     27.1+                 Financial Data Schedule for the Company as of and for the year ended
                           December 31, 1999.

------------
* Incorporated by reference to the Company's Registration Statement on Form S-4 declared effective on March 26, 1998 by the Securities and Exchange Commission, SEC File No. 333-48677.
+    Filed herewith.

                                LIST OF EXHIBITS

EXHIBIT
NUMBER                     EXHIBIT DESCRIPTION
------                     -------------------
     21.1                  Subsidiaries of the Company.

     27.1                  Financial Data Schedule for the Company as of and for the Year Ended
                           December 31, 1999.


INDEX TO FINANCIAL STATEMENTS

                                                               PAGES

Report of Independent Certified Public Accountants              F-2

Consolidated Financial Statements:

Consolidated Balance Sheets as of December 31, 1999 and 1998    F-3

Consolidated Statements of Operations for the years ended
     December 31, 1999 and 1998                                 F-4

Consolidated Statements of  Stockholders' (Deficiency) Equity
     for the years ended December 31, 1999 and 1998             F-5

Consolidated Statements of Cash Flows for the years ended
     December 31, 1999 and 1998                                 F-6

Notes to the Consolidated Financial Statements                  F-7

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and
    Shareholders of Orthodontix, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' (deficiency) equity and of cash flows present fairly, in all material respects, the financial position of Orthodontix, Inc. (the "Company") at December 31, 1999 and 1998, and the results of their operations and their cash flows for the two years then ended, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 1, the Company terminated its affiliation with twenty-one Founding Practices during 1999. Additionally, subsequent to year-end, the Company has terminated its affiliation with two additional Founding Practices, has reached an agreement in principle to terminate its affiliation with one additional Founding Practice, and is in discussion with the two remaining Founding Practices. To the extent the Company terminates its affiliation with the remaining Founding Practices, the Company may then seek to effect a business combination.

PricewaterhouseCoopers LLP

Miami, Florida
March 28, 2000

ORTHODONTIX, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 1999 AND 1998


                                                                           1999             1998
                                                                           ----             ----
                                      ASSETS
Current assets:
    Cash and cash equivalents                                           $   407,474    $ 1,289,481
    Investments                                                           1,061,709             --
    Billed and unbilled patient receivables, net
      of allowance of $267,000 at December 31, 1998                              --      1,113,254
    Prepaid expenses and other current assets                               174,604        183,736
                                                                        -----------    -----------
      Total current assets                                                1,643,787      2,586,471

Property and equipment, net                                                      --        839,193
Advances to Founding Practices, net of allowance of $528,000 and
      $800,000 at December 31, 1999 and 1998, respectively                   14,929        950,328
Assets held for sale, net                                                    65,597             --
Notes receivable and other assets                                           249,972        323,134
Deferred tax asset                                                           73,825         73,825
                                                                        -----------    -----------
      Total assets                                                      $ 2,048,110    $ 4,772,951
                                                                        ===========    ===========

                              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued liabilities                            $   327,703    $   705,525
    Amounts payable to Founding Practices                                        --        466,626
    Patient prepayments                                                          --        108,009
    Lease payable - current portion                                          57,833         16,200
    Deferred tax liability                                                   73,825         73,825
                                                                        -----------    -----------
      Total current liabilities                                             459,361      1,370,185

Lease payable                                                                    --         47,937
                                                                        -----------    -----------
      Total liabilities                                                     459,361      1,418,122
                                                                        -----------    -----------
Commitments and contingencies

Stockholders' equity:
    Preferred stock, $.0001 par value, 100,000,000 shares authorized,
      no shares issued and outstanding                                           --             --
    Common stock, $.0001 par value, 100,000,000 shares authorized,
      4,200,849 and 5,881,721 shares issued and outstanding at
      December 31, 1999 and 1998,  respectively                                 420            588
    Additional paid-in capital                                            4,527,496      5,607,261
    Accumulated deficit                                                  (2,852,423)    (1,854,557)
    Less: deferred compensation - stock options                             (86,744)      (398,463)
                                                                        -----------    -----------
      Total stockholders' equity                                          1,588,749      3,354,829
                                                                        -----------    -----------
      Total liabilities and stockholders' equity                        $ 2,048,110    $ 4,772,951
                                                                        ===========    ===========









THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

ORTHODONTIX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998



                                                        1999           1998
                                                        ----           ----

Management service fee revenue                       $ 3,554,663    $ 8,035,839
                                                     -----------    -----------

Direct practice expenses:
    Salaries and benefits                              1,283,253      2,861,318
    Orthodontic supplies                                 461,518      1,169,323
    Rent                                                 502,187      1,051,671
    Depreciation and amortization                         73,027        184,278
    Other                                                436,546      1,039,066
                                                     -----------    -----------
      Total direct practice expenses                   2,756,531      6,305,656

General and administrative                             1,524,172      2,086,328
Provision for losses on advances to Founding
    Practices (Note 5)                                   370,000        800,000
Asset impairment charge (Note 5)                         315,000             --
Gain on the sale of certain assets and liabilities
    of Founding Practices (Note 5)                      (430,523)            --
Depreciation and amortization                             90,173         17,927
                                                     -----------    -----------
      Total expenses                                   4,625,353      9,209,911
                                                     -----------    -----------
      Net operating loss                              (1,070,690)    (1,174,072)
                                                     -----------    -----------

Other income (expense):
    Interest income                                       73,937         78,836
    Interest expense                                      (1,113)       (51,566)
                                                     -----------    -----------
      Total other income                                  72,824         27,270
                                                     -----------    -----------

Net loss                                             $  (997,866)   $(1,146,802)
                                                     ===========    ===========

Loss per common and common
    equivalent share:

    Basic                                            $     (0.19)   $     (0.25)
                                                     ===========    ===========
    Diluted                                          $     (0.19)   $     (0.25)
                                                     ===========    ===========

Weighted average number of common and
   common equivalent shares outstanding -
    basic and diluted                                  5,217,264      4,563,691
                                                     ===========    ===========





THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

ORTHODONTIX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIENCY) EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


                                                           Common Stock           Additional
                                                       ----------------------      Paid-in       Accumulated
                                                       Shares          Amount      Capital        Deficit          Subtotal
                                                       ------          ------    -----------      -------          --------

Balance, December 31, 1997                           1,300,000    $       130    $        --     $ (707,755)        $ (707,625)

Issuance of stock to public stockholders
    in connection with the Merger and
    to Founding Practices                            4,581,721            458      5,607,261             --          5,607,719

Net loss for the year ended December 31, 1998               --             --             --     (1,146,802)        (1,146,802)

Deferred compensation for stock options                     --             --             --             --                 --

Amortization of deferred compensation                       --             --             --             --                 --
                                                     ---------    -----------      ----------   -----------        -----------
Balance, December 31, 1998                           5,881,721            588      5,607,261     (1,854,557)         3,753,292

Shares retired in connection with sale of assets    (1,680,872)          (168)      (922,502)            --           (922,670)

Net loss for the year ended December 31, 1999               --             --             --       (997,866)          (977,866)

Deferred compensation for stock options issued              --             --         57,817             --             57,817

Amortization of deferred compensation                       --             --             --             --                 --

Forfeiture of deferred compensation                         --             --       (215,080)            --           (215,080)
                                                     ---------    -----------      ----------   -----------        -----------
Balance, December 31, 1999                           4,200,849    $       420      $4,527,496   $(2,852,423)       $ 1,675,493
                                                     =========    ===========      ==========   ===========        ===========




                                                   Deferred
                                                   Compensation        Total
                                                   ------------        -----

Balance, December 31, 1997                                    --     $ (707,625)

Issuance of stock to public stockholders
    in connection with the Merger and
    to Founding Practices                                     --      5,607,719

Net loss for the year ended December 31, 1998                 --     (1,146,802)

Deferred compensation for stock options                 (521,625)      (521,625)

Amortization of deferred compensation                    123,162        123,162
                                                       ---------    -----------
Balance, December 31, 1998                              (398,463)     3,354,829

Shares retired in connection with sale of assets              --       (922,670)

Net loss for the year ended December 31, 1999                 --       (997,866)

Deferred compensation for stock options issued           (57,817)            --

Amortization of deferred compensation                    154,456        154,456

Forfeiture of deferred compensation                      215,080             --
                                                       ---------    -----------
Balance, December 31, 1999                             $ (86,744)   $ 1,588,749
                                                       =========    ===========



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

ORTHODONTIX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998



                                                                                 1999            1998
                                                                                 ----            ----
Cash flows from operating activities:
    Net loss                                                                 $  (997,866)   $(1,146,802)
    Adjustments to reconcile net loss to net cash used in
      operating activities:
      Depreciation and amortization                                              163,200        202,205
      Bad debt expense                                                            99,431        237,187
      Noncash compensation expense                                               154,456        195,312
      Provision for advances to Founding Practices                               370,000        800,000
      Asset impairment charge                                                    315,000             --
      Gain on sale of certain practice assets                                   (430,523)            --
      Changes in assets and liabilities (net of practice assets acquired/sold):
        Billed and unbilled patient receivables                                  (20,347)      (568,393)
        Advances to Founding Practices                                          (155,267)    (1,750,328)
        Prepaid expenses and other current assets                                (20,470)       (86,483)
        Other assets                                                             (14,434)       (14,879)
        Accounts payable and accrued liabilities                                (389,952)       648,023
        Amounts payable to Founding Practices                                   (353,889)       466,626
        Patient prepayments                                                     (127,476)       108,009
                                                                             -----------    -----------
           Net cash used in operating activities                              (1,408,137)      (909,523)
                                                                             -----------    -----------

Cash flows from investing activities:
    Purchase of property and equipment                                           (29,304)      (139,987)
    Purchase of practice assets                                                       --     (3,362,593)
    Proceeds from the sale of certain practice assets                          1,105,185             --
    Purchase of investments                                                   (1,061,709)            --
    Payment of notes receivable                                                  518,262         59,393
    Investment in notes receivable                                                    --       (409,556)
                                                                             -----------    -----------
           Net cash provided by (used in) investing activities                   532,434     (3,852,743)
                                                                             -----------    -----------

Cash flows from financing activities:
    Payment of lease obligation                                                   (6,304)       (20,745)
    Repayment of bank line of credit                                                  --       (496,283)
    Proceeds from merger, net of costs                                                --      6,781,360
    Repayment of advances from stockholders                                           --       (297,505)
                                                                             -----------    -----------

           Net cash (used in) provided by financing activities                    (6,304)     5,966,827
                                                                             -----------    -----------

Net (decrease) increase in cash and cash equivalents                            (882,007)     1,204,561

Cash and cash equivalents, beginning of year                                   1,289,481         84,920
                                                                             -----------    -----------

Cash and cash equivalents, end of year                                       $   407,474    $ 1,289,481
                                                                             ===========    ===========

Supplemental Disclosure of Cash Flow Information:
    Interest paid                                                            $     1,113    $    51,566
                                                                             ===========    ===========

Supplemental Disclosure of Non-Cash Items from Investing Activities:
    Assets acquired under lease agreement                                    $        --    $    84,882
                                                                             ===========    ===========




THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

ORTHODONTIX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.     DESCRIPTION OF BUSINESS:

       On April 16, 1998, Orthodontix, Inc. and subsidiaries ("Orthodontix" or the "Company") consummated a merger ("Merger") with Embassy Acquisition Corp. ("Embassy"), a publicly held Florida corporation. As a result of the Merger, each outstanding share of common stock of Orthodontix converted into one share of Embassy common stock. Embassy's outstanding common stock and Embassy's articles of incorporation were amended to change Embassy's name to Orthodontix. Additionally, the Company authorized a class of Preferred Stock consisting of 100,000,000 shares, par value $.0001. The Merger has been treated as a capital transaction equivalent to the issuance of 2,540,000 shares of common stock by the Company for the net monetary assets of Embassy of approximately $7.4 million at the closing accompanied by a recapitalization of Orthodontix. The Company incurred merger costs of approximately $649,000 in connection with the Merger.

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

       Under the Administrative Services Agreement, the Company provided management services which include consultation and other activities regarding the suitability of facilities and equipment, nonprofessional staffing, regulatory compliance, productivity improvements, inventory and supplies management, information systems management, and, subject to applicable law, other services as the Company deemed necessary to meet the day-to-day requirements of the Founding Practices. The Company was paid a management fee for its services under the Administrative Service Agreements which had

ORTHODONTIX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


1.     DESCRIPTION OF BUSINESS, CONTINUED:

       terms of 40 years and was subject to renegotiations at the end of such terms. As of December 31, 1998, the Company managed 46 offices in 11 states. As of December 31, 1999, the Company currently is not providing any management services to the Founding Practices.

       During the year ended December 31, 1999, the Company terminated its affiliation with twenty-one Founding Practices. In connection with the termination of its affiliation with the Founding Practices, the Company has sold certain practice assets, consisting principally of accounts receivable and property and equipment, and certain liabilities to the Founding Practices in exchange for cash and shares of the Company's common stock. Additionally, subsequent to year-end, the Company terminated its affiliation with two additional Founding Practices, has reached an agreement in principle to terminate its affiliation with one additional Founding Practice, and is in discussions to terminate its affiliation with the two remaining Founding Practices.

       The Company has incurred net losses of $997,866 and $1,146,802 for the years ended December 31, 1999 and 1998, respectively, and has an accumulated deficit of $2,852,423 at December 31, 1999. To the extent the Company terminates its affiliation with the remaining Founding Practices, the Company may then seek to effect a business combination with an acquired business. There can be no assurances that the Company will enter into arrangements to terminate its affiliations with the remaining Founding Practices on terms favorable to the Company or the effort to effect a business combination will be successful.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

       BASIS OF PRESENTATION

       The accompanying consolidated financial statements include the accounts of Orthodontix and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated in the preparation of the consolidated financial statements.

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

ORTHODONTIX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


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

       INVESTMENTS

       The Company's investments consist of certificates of deposit with what management believes to be high quality financial institutions, and thus, limits its credit exposure. At times, balances in a certificate of deposit with a financial institution may be in excess of the federally insured limit of $100,000. The investments are carried at cost plus accrued interest, which approximates the fair value.

       BILLED AND UNBILLED PATIENT RECEIVABLES

       After the Affiliated Acquisitions by the Company, the Company continued to purchase patient account receivables generated by the Founding Practices and recorded these receivables on the balance sheet of the Company. The receivables were recorded at net realizable value on the date of purchase. Any subsequent uncollectible account was written off by the Company and the Founding Practice revenue was reduced accordingly.

       Unbilled patient receivables represented the earned revenue in excess of billings to patients as of the end of each period. Patient prepayments represented collections from patients or their insurance companies, which were received in advance of the performance of the related services.

       Concentration of credit risk relating to patient receivables was limited by the number, diversity and geographic dispersion of the business units managed by the Company, as well as by the large number of patients and payors.

       At December 31, 1999, billed and unbilled patient receivables and patient prepayments are recorded as assets held for sale (see Note 5).

ORTHODONTIX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

       ADVANCES TO/AMOUNTS PAYABLE TO FOUNDING PRACTICES

       From time to time, certain funds were advanced to the Founding Practices to cover expenses and for working capital purposes. In addition at the time of the Merger, certain amounts were collected and disbursed by the Founding Practices in connection with the Company's transition to centralized cash collection and disbursement procedures. To the extent the net amounts (the difference between collections and disbursements during this initial period) had not been remitted by the Founding Practices, such amounts were recorded as advances to Founding Practices. Such amounts were due to the Company on demand. As of December 31, 1998, the Company was negotiating repayment terms with the orthodontists and although the Company anticipated collection of certain amounts in 1999, such amounts were not determinable. Therefore, the balance of advances to Founding Practices was classified as a long-term asset at December 31, 1998. The Company recorded an allowance related to the collectability of such amounts of $800,000 at December 31, 1998.

       During the year ended December 31, 1999, the Company recorded an additional allowance related to the collectability of such amounts of $370,000 principally related to the value of the stock returned to the Company in connection with the termination of its affiliation with the Founding Practices. In connection with the Company's termination of its affiliation with the Founding Practices, such advances to/amounts payable to the Founding Practices were settled.

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

       MANAGEMENT FEE REVENUE

       Revenue from managing the practices was recognized on a monthly basis as the services were provided. The revenue of the Company consisted of the sum of the management service fees and such amounts equal to the operating expenses of orthodontic practices incurred by the Company under such Administrative Service Agreements.

ORTHODONTIX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

       MANAGEMENT FEE REVENUE, CONTINUED

       In general, the Administrative Service Agreements provided for the payment of fees to the Company based on a negotiated percentage of the accrued patient revenue of each Founding Practice. Patient revenue was recognized by the Founding Practices as orthodontic services were performed. If the patient entered into a long-term orthodontic contract, approximately 24% of the contract value was recognized at the initial treatment date and the remaining amounts was recognized on an estimated average contract period of 24 months. The 24% estimated revenue was based on the estimated costs incurred by each Founding Practice at that time as compared to the total costs of providing the contracted services and was consistent with industry standards. The percentage included the estimated costs of diagnosis and treatment plan development, initial treatment by orthodontic personnel, orthodontic supplies, and associated administrative services. Expenses not required to be paid by the Company pursuant to the Administrative Service Agreements primarily consisted of professional expenses of the orthodontists.

       As of December 31, 1999, the Company is not providing management services to any Founding Practices and, accordingly, is not generating any management service fee revenue (see Note 1).

       ADVERTISING COSTS

       The Company expenses all advertising costs the first time the advertising takes place. For the years ended December 31, 1999 and 1998, the Company expensed advertising costs of approximately $29,000 and $239,000, respectively.

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

       EARNINGS PER SHARE

       Basic earnings per share is calculated by dividing the net income or loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing the net income or loss by the weighted average number of common and potential common equivalent shares outstanding during the period. Potential common shares consist of the dilutive effect of outstanding options calculated using the treasury stock method. Potential common shares for 1999 and 1998 are antidilutive and, thus, are excluded from the calculation of earnings per share.

ORTHODONTIX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

       STOCK OPTIONS

       Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options and other equity instruments based on fair value accounting rules. The Company has chosen not to apply the fair value accounting rules in the statements of operations for employee stock-based compensation. But such treatment is required for non-employee stock-based compensation, including options granted to the orthodontists. The Company has chosen the SFAS No. 123 alternative to disclose pro forma net income and earnings per share as if the fair value based method was used.

       RECLASSIFICATIONS

       Certain prior year balances have been reclassified to conform with the current year presentation.

ORTHODONTIX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

3.     PROPERTY AND EQUIPMENT:

       Property and equipment consist of the following at December 31, 1999 and 1998:

                                            1999           1998
                                            ----           ----

       Furniture and fixtures          $        --    $   347,364
       Dental and office equipment         108,100        542,335
       Leasehold improvement                    --        152,076
                                       -----------    -----------

                                           108,100      1,041,775

       Less accumulated depreciation
            and amortization              (108,100)      (202,582)
                                       -----------    -----------

                                       $        --    $   839,193
                                       ===========    ===========




       The Company leases certain equipment under a capital lease. Included in the above amounts at December 31, 1998 is certain leased equipment and accumulated amortization of $84,882 and $15,458, respectively. At December 31, 1999, the Company accelerated the depreciation on all of its remaining property and equipment due to the Company's termination of its affiliation with the Founding Practices. At December 31, 1999, certain property and equipment used by the remaining Founding Practices has been reclassified as assets held for sale (see Note 5).

4.     ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

       Accounts payable and accrued expenses consists of the following at December 31, 1999 and 1998:


                                         1999       1998
                                         ----       ----

       Accounts payable                $312,304   $430,027
       Accrued salaries and benefits         --    188,084
       Other accrued expenses            15,399     87,414
                                       --------   --------

                                       $327,703   $705,525
                                       ========   ========

ORTHODONTIX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

5. ASSETS HELD FOR SALE AND TERMINATION OF AFFILIATION WITH CERTAIN FOUNDING PRACTICES

       During the year ended December 31, 1999, the Company sold certain practice assets, consisting principally of accounts receivable and property and equipment, and certain liabilities to twenty-one Founding Practices. As a result of these transactions, the Company received $1,306,285 in cash, $691,300 in notes receivable and 1,680,872 shares of the Company's common stock. In addition, such amount include amounts repaid to or settled with the Company by the Founding Practices related to amounts outstanding that previously had been classified as Advances to Founding Practices. The total consideration received in connection with these transactions was valued at approximately $2,920,000.

       In connection with these transactions, at December 31, 1999, the outstanding balance of the notes receivable received by the Company from Founding Practices was $390,361, of which $142,590 is included in prepaid expenses and other current assets as such amounts are expected to be repaid in 2000. The interest rates on these notes range from 6.5% to 8% per annum and have aggregate maturities of $142,590, $233,561 and $14,210 for the years ended December 31, 2000, 2001 and 2002, respectively.

       As a result of these transactions, the Company recorded a net gain on the disposition of net assets of approximately $431,000 for the year ended December 31, 1999. Such gain excludes an asset impairment charge related to the assets sold in these transactions of approximately $285,000 that was recorded by the Company during the quarter ended March 31, 1999 and an additional asset impairment charge of $30,000 that was recorded by the Company during the quarter ended December 31, 1999. Such impairment charges were recorded by the Company in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of". These charges represent the amount necessary to reduce the cost in excess of fair value to reflect the difference between the carrying value of certain practice assets and the estimated proceeds from the sale of such assets to these Founding Practices.

       The assets sold or settled as a result of the transactions, described above, were as follows:


       Billed and unbilled patient receivables, net                $   920,234
       Property and equipment, net                                     670,841
       Notes receivable                                                367,706
       Advances to Founding Practices, net                             720,666
       Other assets and liabilities, net                                95,286
                                                                   -----------
                                                                     2,774,733
       Less: impairment charge                                        (285,000)
                                                                   -----------
                                                                   $ 2,489,733
                                                                   ===========

ORTHODONTIX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


5. ASSETS HELD FOR SALE AND TERMINATION OF AFFILIATION WITH CERTAIN FOUNDING PRACTICES, CONTINUED:

       In addition, in connection with these transactions, certain orthodontists who were affiliated with the Founding Practices and served on the Company's Advisory Board resigned such positions and their vested options were returned to the Company and their unvested options were cancelled. As a result, the Company recorded a reduction in deferred compensation of $215,080.

       In connection with the discussions to terminate the affiliation with the remaining Founding Practices, the Company has entered into standstill arrangements at December 31, 1999 with the five remaining Founding Practices. Therefore, at December 31, 1999, the Company has classified certain practice assets and liabilities as assets held for sale as follows:

       Billed and unbilled patient receivables, net                $ 113,938
       Property and equipment, net                                    34,456
       Other assets and liabilities, net                             (52,797)
                                                                   ---------
                                                                      95,597
       Less: asset impairment charge                                 (30,000)
                                                                   ---------
       Assets held for sale, net                                   $  65,597
                                                                   =========


       Subsequent to December 31, 1999, the Company sold certain practice assets and liabilities to two additional Founding Practices. In connection with these transactions, the Company received 134,932 shares of the Company's common stock. The Company continues discussions with the remaining Founding Practices.

6.     COMMITMENTS AND CONTINGENCIES:

       At December 31, 1998, the Company leased certain orthodontic centers and furniture and equipment for the use of Founding Practices under noncancelable operating leases which expire at various dates. In connection with the termination of the affiliation of the Founding Practices, the leases for the orthodontic centers and the furniture and fixture used by the Founding Practices were transferred to the affiliated orthodontists of the Founding Practices. In connection with the standstill arrangements with the remaining Founding Practices, the affiliated orthodontists have assumed all obligations under noncancelable operating leases until such time of the termination of their affiliation with the Company. Accordingly, as of December 31, 1999, the Company does not anticipate any future commitments in connection with these noncancelable operating leases.

       In addition, the Company has a month-to-month operating lease for its corporate office space. The Company also leases equipment under a capital lease, which expires in 2002. At December 31, 1999, the Company is delinquent on payment of its obligation under the capital lease. Therefore, due to the default on the obligation of the Company, the outstanding capital lease obligation of approximately $58,000 at December 31, 1999 has been classified as a current liability.

ORTHODONTIX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


6.     COMMITMENTS AND CONTINGENCIES, CONTINUED:

       The Company incurred rental expense for noncancelable operating leases and month-to-month leases of approximately $547,000 and $953,000 for the years ended December 31, 1999 and 1998, respectively. Certain of the leases for orthodontic centers were with the orthodontists associated with the Founding Practices. Included in the rental expense incurred by the Company is $142,000 and $364,000 paid to such parties for the years ended December 31, 1999 and 1998, respectively.

       The Company is exposed to various asserted and unasserted claims in its normal course of business. In the opinion of management, the resolution of these matters will not have a material effect on the Company's financial position, results of operations or cash flows.

7.     RELATED PARTY TRANSACTIONS:

       In addition to transactions with related parties described elsewhere, the Company had the following additional related party transactions:

       During 1998, the Company advanced approximately $410,000 to stockholders of the Company who were associated with the Founding Practices. At December 31, 1998, the outstanding balance on such notes receivable, including accrued interest, was approximately $405,000, of which approximately $102,000 was included in prepaid expenses and other current assets as these amounts were expected to be repaid in 1999. The interest rate for these notes was 6% per annum. In connection with the sale of certain practice assets and certain liabilities to the Founding Practices, the outstanding balances of notes receivable were repaid or settled during the year ended December 31, 1999 (see Note 5).

       Neither the individual who serves as the Company's Chief Executive Officer and Chief Clinical Officer nor the individual who serves as the Company's President and Chief Operating Officer have an employment agreement with the Company. These individuals receive no compensation except for an automobile allowance in 1998 and during a part of 1999 paid to the Company's President and Chief Operating Officer.

       During 1998 and a part of 1999, the Company shared office space and several support employees with the Company's President and Chief Operating Officer. Such amounts charged to the Company for its pro rata share of such costs amounted to approximately $49,200 and $104,700 for the years ended December 31, 1999 and 1998, respectively, and have been included in general and administrative expenses in the accompanying statements of operations.

       Two of the Company's stockholders funded expenses of the Company from the date of inception to the date of the Merger. In addition, prior to the Merger, the Company advanced $50,000 to an orthodontist associated with one of the Founding Practices. Such amounts were all repaid at the time of the Merger.

ORTHODONTIX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


8.     INCOME TAXES:

       The components of the income tax expense is as follows for the years ended December 31, 1999 and 1998:

                                               1999        1998
                                               ----        ----

       Current:
           Federal                         $      --    $  (9,541)
           State                                  --       (1,633)
                                           ---------    ---------

                                                  --      (11,174)
                                           ---------    ---------

       Deferred:
           Federal                          (290,538)    (607,822)
           State                             (54,807)    (104,047)
           Change in valuation allowance     345,345      723,043
                                           ---------    ---------

                                                  --       11,174
                                           ---------    ---------

           Total                           $      --    $      --
                                           =========    =========



       The differences between the effective rate, which was 0% at December 31, 1999 and 1998, and the U.S. federal income tax statutory rates are as follows for the years ended December 31, 1999 and 1998:

                                                     1999          1998
                                                     ----          ----

       Tax at statutory rate                      $(339,275)   $(389,913)
       State income tax, net of federal benefit     (36,172)     (41,191)
       Change in valuation allowance                345,345      427,743
       Other, net                                    30,102        3,361
                                                  ---------    ---------

           Total                                  $      --    $      --
                                                  =========    =========

ORTHODONTIX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


8.     INCOME TAXES, CONTINUED:

       The significant components of deferred income tax assets and liabilities are as follows at December 31, 1999 and 1998:


                                                         1999         1998
                                                         ----         ----

       Deferred tax assets:
           Start-up expenses                        $ 202,915    $ 187,313
           Net operating loss carryforward            384,009       37,740
           Allowance for receivables and advances     209,975      327,001
           Nonqualified stock options                  61,562       73,496
           Other, net                                   2,118        4,612
                                                    ---------    ---------
                                                      860,579      630,162
           Valuation allowance                       (712,929)    (399,279)
                                                    ---------    ---------
                                                    $ 147,650    $ 230,883
                                                    =========    =========
       Deferred tax liabilities:
           Accounts receivable                      $ 147,650    $ 221,475
           Other                                           --        9,408
                                                    ---------    ---------
           Total                                    $ 147,650    $ 230,883
                                                    =========    =========



       The long-term deferred tax asset of $147,650 at December 31, 1999 is shown net of the long-term deferred tax liability of $73,825. The long-term deferred tax asset of $230,883 at December 31, 1998 is shown net of the long-term deferred tax liability of $157,058.

       The Company has recorded a valuation allowance at December 31, 1999 and 1998 with respect to the deferred tax assets to the extent that management has determined that it is more likely than not that the benefit of such amounts will not be realized.

       The Company has net operating loss carryforwards for federal and state tax purposes of approximately $1,012,000 and $1,099,000, respectively, at December 31, 1999. Such net operating loss carryforwards expire commencing in 2019.

ORTHODONTIX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


9.     STOCK OPTION PLAN:

       In conjunction with the Merger, the Company adopted an option plan (the "Option Plan") that provides for granting up to 500,000 shares of common stock by November 18, 2007. The Option Plan provides for the issuance of incentive stock options and non-qualified stock options. Under the Option Plan, options may be granted at not less than the fair market value of the stock on the date of the grant. The term of each option generally may not exceed ten years. At December 31, 1999, options to acquire 180,000 of the Company's common stock have been granted under the Option Plan.

       In March 1999, the Company granted to each non-employee director, an option for a period of two years to acquire 20,000 shares (100,000 shares in total) of the Company's common stock at an option price of $1.75 per share. In addition, the Company granted one of the non-employee directors an additional option to acquire 80,000 shares of the Company's common stock under the same terms. These options vested immediately and are forfeited if the non-employee director is no longer a director for the Company. The additional option was to compensate the director for other services which the director has and will provide to the Company over a period of two years. The Company determined the fair value of this option to be approximately $58,000 based on the Black-Scholes option-pricing model (the "Model"). Such amount was recorded as unearned compensation and is being amortized over the two-year period which the director will provide other services to the Company. The fair value of this additional option granted to the non-employee director was estimated on the date of grant, using the Model, with the following assumptions used: no dividend yield; expected volatility of the underlying stock of 128%; risk-free interest rate of 5%; and expected life of the option of two years.

       In connection with the Merger, certain directors, officers, employees and non-employees of the Company were awarded options to acquire 956,303 shares of the Company's common stock outside the Option Plan at exercise prices ranging from $7.29 to $9.11 per share. The options generally vest over varying periods of time.

       In addition, underwriter options, originally issued by Embassy in connection with their initial public offering, to purchase 120,000 shares of common stock at an exercise price of $7.80 per share, are outstanding. Such options are exercisable for a period of five years commencing April 2, 1996.

ORTHODONTIX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


9.     STOCK OPTION PLAN, CONTINUED:

       As part of the options granted to acquire 956,303 shares of the Company's common stock, the Company recognized compensation expense of approximately $72,000 for the year ended December 31, 1998 related to options granted to employees to acquire 185,000 shares of the Company's common stock for which the fair value of the stock on the date granted exceeded the exercise price. In addition, the Company determined the fair value of the options to acquire 97,500 shares of the Company's common stock granted to members of the Company's Advisory Board, who were non-employees, to be approximately $522,000 based on the Model. Such amount was recorded as unearned compensation and was being amortized over the three-year period that these options vest. The fair value of each option granted to such non-employee Advisory Board member was estimated on the date of grant using the Model and the following assumptions: no dividend yield; expected volatility of the underlying stock of 70%; risk-free interest rate of 5.57% covering the related option periods; and expected lives of the options of 2 to 5 years based on the related option periods.

       As part of the options to acquire 956,303 shares of the Company's common stock options, options to purchase up to 291,303 shares of common stock were granted to certain orthodontists. Such options were not exercisable until the orthodontists' practices reached certain revenue levels over a five-year period. Additional compensation expense would have been recorded, if any, to the extent the performance criteria were attained based on the Model on the date such performance criteria were attained. In connection with the termination of its affiliation with the Founding Practices, the options granted to certain orthodontists were cancelled in 1999.

       The compensation expense related to the non-employee directors and members of the Company's Advisory Board was $154,456 and $123,162 for the years ended December 31, 1999 and 1998, respectively. At December 31, 1999 and 1998, the unamortized deferred compensation, which is included as a separate component of stockholder's equity, was $86,744 and $398,463, respectively.

ORTHODONTIX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


9.     STOCK OPTION PLAN, CONTINUED:

       A summary of the Company's stock option activity and related information is as follows:


                                                                     WEIGHTED
                                       NUMBER      OPTION PRICE      AVERAGE       EXPIRATION
                                      OF SHARES      PER SHARE     EXERCISE PRICE     DATE
                                     ------------  --------------  ---------------   ----------

Outstanding at December 31, 1997              --                 --          --             --

Granted                                  785,000      $7.29 - $9.11       $8.49    2001 - 2004
Exercised                                     --                 --          --             --
Forfeited                                 35,000               9.11        9.11    2001 - 2003
                                     ------------  ----------------  -----------

Outstanding at December 31, 1998         750,000      7.29  -  9.11        8.46    2001 - 2004

Granted                                  180,000               1.75        1.75       2001
Exercised                                     --                 --          --             --
Forfeited                                107,500      7.29  -  9.11        8.77    2001 - 2004
                                     ------------  ----------------  -----------

Outstanding at December 31, 1999         822,500      $1.75 - $9.11       $6.95    2001 - 2004
                                     ============  ================  ===========

Exercisable at December 31, 1999         680,000      $1.75 - $9.11       $7.10    2001 - 2003
                                     ============  ================  ===========

Exercisable at December 31, 1998         652,500      $7.29 - $9.11       $8.36    2001 - 2003
                                     ============  ================  ===========


       The options expire at varying times through April 2004. The exercise price of the options ranged from $1.75 to $9.11. The weighted-average remaining contractual life of options outstanding at December 31, 1999 is approximately two years.

       The Company has chosen to disclose pro forma net income and earnings per share as if the fair value based method was used. Had compensation expense been determined based on fair value consistent with the provisions of SFAS No. 123, the Company's net loss and net loss per share
       - basic and diluted for the year ended December 31, 1999 would have been $1,070,866 and $0.21, respectively. The Company's net loss and net loss per share - basic and diluted for the year ended December 31, 1998 would have been $2,102,152 and $0.46, respectively. The fair value of options granted in 1999 was estimated on the date of grant using the Model and the following assumptions: no dividend yield; expected volatility of the underlying stock of 128%; risk-free interest rate of 5%; and expected weighted average life of the options of two years. The fair value of options granted in 1998 was estimated on the date of grant using the Model and the following assumptions: no dividend yield; expected volatility of the underlying stock of 70%; risk-free interest rate ranging from 5.38% to 5.57% covering the related option periods; and expected weighted average life of the options of 4.15 years based on the related option periods.