Form 10QSB
period 2000-03-31
ORTHODONTIX INC
filed 2000-05-15
CIK 1006281

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____

                          Commission File No. 000-27836


                                ORTHODONTIX, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


                   FLORIDA                                  65-0643773
        ------------------------------                 -------------------
       (State or other jurisdiction of                   (IRS Employer
        incorporation or organization)                 Identification No.)


                        600 Brickell Avenue, Suite 300 M
                              Miami, Florida 33131
--------------------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (305) 373-1002
--------------------------------------------------------------------------------
                           (Issuer's Telephone Number)


--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

         On May 12, 2000, the number of shares of Common Stock of the issuer outstanding was 3,987,563.

         Traditional Small Business Disclosure Format (check one):
                                                                 Yes [X] No [ ]
         Documents Incorporated By Reference:   None.

                                ORTHODONTIX, INC.
                                   FORM 10-QSB
                          QUARTER ENDED MARCH 31, 2000


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

PART II - OTHER INFORMATION.......................................................................................3
Item 1.  Legal Proceedings........................................................................................3
Item 2.  Changes in Securities and Use of Proceeds................................................................3
Item 3.  Defaults upon Senior Securities..........................................................................4
Item 4.  Submission of Matters to a Vote of Security Holders......................................................4
Item 5.  Other Information........................................................................................4
Item 6.  Exhibits and Reports on Form 8-K.........................................................................4

SIGNATURES........................................................................................................5

INDEX TO FINANCIAL STATEMENTS...................................................................................F-1

                                     PART I
                              FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

         The unaudited, condensed consolidated financial statements included herein, commencing at page F-1, have been prepared in accordance with the requirements of Regulation S-B and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results of operations expected for the year ending December 31, 2000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following discussion and analysis contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on current plans and expectations of Orthodontix, Inc. (the "Company") and involve risks and uncertainties that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements. Important factors that could cause actual results to differ include whether and to what extent the Company is able to terminate its affiliation with the Remaining Practice (as defined below) and whether and to what extent the Company is able to attract a business combination candidate, and, among others, risks detailed in the Company's filings with the Securities and Exchange Commission.

CESSATION OF THE ORTHODONTIC PRACTICE MANAGEMENT BUSINESS

         As of May 12, 2000, the Company has terminated its affiliation with all orthodontic practices except two. The Company has entered into an agreement in principle with one of the remaining practices to terminate its affiliation with the Company and is in discussions with the other remaining practice regarding its affiliation with the Company. The remaining practice which has not entered into an agreement in principle is Dr. Grussmark's practice. Dr. Grussmark is the Chief Executive Officer and a member of the Board of Directors of the Company. The Company has not provided any management services since November 1999 and accordingly, has generated no fee revenue since November 1999. In connection with the termination of its affiliation with the Founding Practices, the Company sold orthodontic practice assets back to the practices, terminated its management relationship with such practices, and received in the aggregate $1,341,285 in cash, $691,300 in notes receivable and 1,894,158 shares of the Company's Common Stock.

         To the extent the Company terminates its affiliation with Dr. Grussmark's practice (the "Remaining Practice"), the Company presently intends to seek to effect a business combination with an acquired business. There can be no assurances that the Company will enter into an arrangement to terminate its affiliation with the Remaining Practice on terms favorable to the Company, if at all.

RESULTS OF OPERATIONS (UNAUDITED)

MANAGEMENT SERVICE FEE REVENUE

         Management service fee revenue reported by the Company was derived by principally applying the appropriate management fee percentage to the adjusted accrual based patient revenue and adding the reimbursement from the affiliated practices of practice expenses paid by the Company. The Company generated no management service fee revenue for the three months ended March 31, 2000. For the three months ended March 31, 1999, the Company generated approximately $2.16 million in management service fee revenue.

DIRECT PRACTICE AND CORPORATE EXPENSES

         Direct practice expenses include clinical and other practice expenses. Corporate expenses include corporate general and administrative expenses. The Company incurred no direct practice expenses for the three months ended March 31, 2000 compared to approximately $1.66 million for the three months ended March 31, 1999. The Company's direct practice expenses consisted primarily of salaries and benefits, orthodontic supplies, rent, advertising and marketing, and depreciation. The Company also incurred corporate general and administrative expenses of approximately $68,000 for the three months ended March 31, 2000, compared to approximately $564,000 for the three months ended March 31, 1999. Included in general and administrative expenses for the three months ended March 31, 2000 and 1999 are non-cash expenses of approximately $17,000 and $43,000, respectively, related to the previous issuance of certain stock options. In addition, for the three months ended March 31, 1999, the Company also recorded a provision for losses on advances to Founding Practices of $40,000 and an asset impairment charge of $285,000. Such amounts were recorded during the three month period ended March 31, 1999 in connection with the negotiation and subsequent termination of the affiliations with practices.

INTEREST INCOME

         Interest income represents interest earned on excess cash balances invested primarily in short-term money market accounts and overnight repurchase agreements as well as amounts payable from certain formerly affiliated orthodontists. For the three months ended March 31, 2000, the Company's interest income was approximately $27,000. For the three months ended March 31, 1999, the Company's interest income was approximately $26,000.

NET LOSS

         For the three months ended March 31, 2000, the Company recorded a net loss of approximately $41,000 or approximately ($.01 per share). For the three months ended March 31, 1999, the Company recorded a net loss of approximately $372,000 or approximately ($.06 per share).

         Included in the expenses for the three months ended March 31, 2000 and 1999 are non-cash expense items of approximately $17,000 and $43,000, respectively, related to previously issued stock options. In addition, for the three months ended March 31, 1999, the Company also recorded non-cash expense items related to an allowance for losses on advances to Founding Practices of $40,000, an asset impairment charge of $285,000 and depreciation of $9,000. During the three months ended March 31, 2000 and 1999, the Company's loss, excluding non-cash expense items (other than the allowance and asset impairment charge), was approximately $24,000 or ($.01 per share) and $320,000 or ($.05 per share), respectively.

         Losses excluding non-cash expense items is not presented as an alternative to operating results or cash flow from operations as determined by generally accepted accounting principles (GAAP) but rather to provide additional information related to the ability of the Company to meet its cash flow needs. This information should not be considered in isolation from, or construed as having greater importance than GAAP operating income/loss or cash flows from operations as a measure of an entity's performance.

LIQUIDITY AND CAPITAL RESOURCES/PLAN OF OPERATION

         As of March 31, 2000, the Company had a working capital balance of approximately $1,197,000. The Company anticipates that the primary uses of capital will include the costs related to the unwinding of the Remaining Practice and funding the working capital needs of the Company.

         As of March 31, 2000 and December 31, 1999, the Company had cash and cash equivalents of approximately $376,000 and $407,000, respectively. As of March 31, 2000 and December 31, 1999, the Company had total liabilities of approximately $423,000 and $459,000, respectively. The Company's cash is currently invested in certificates of deposit and short term money market accounts. In addition, as of March 31, 2000, the Company had short-term investments of approximately $1,075,000 which consist of certificates of deposits. The Company believes that its operating funds will be sufficient for its cash expenses for at least the next twelve months.

                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         During the three months ended March 31, 2000, the Company terminated its affiliation with two affiliated practices pursuant to which these affiliated orthodontists terminated their affiliation with the Company and repurchased practice assets in exchange for an aggregate of 134,932 shares of the Company's Common Stock. Subsequent to March 31, 2000, the Company terminated its affiliation with one additional affiliated practice pursuant to which this affiliated orthodontist terminated his affiliation with the Company and repurchased practice assets in exchange for an aggregate of $35,000 cash and 78,354 shares of the Company's Common Stock. Upon receipt by the Company of its shares of Common Stock in connection with these asset sales, the Company retires such shares and the shares become authorized but unissued shares of the Company.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the first quarter ended March 31, 2000, no matters were submitted to a vote of security holders of the Company through the solicitation of proxies or otherwise.

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

                                     ORTHODONTIX, INC.
                                     (Registrant)



Date: May 12, 2000                   By:  /s/ F.W. Mort Guilford
                                         --------------------------------------
                                         F.W. Mort Guilford
                                         President (Principal Executive Officer)



Date: May 12, 2000                   By: /s/ Alan Jay Weisberg
                                         --------------------------------------
                                         Alan Jay Weisberg
                                         Acting Chief Financial Officer, Chief
                                         Accounting Officer

INDEX TO FINANCIAL STATEMENTS

                                                                                               Pages
                                                                                               -----
Condensed Consolidated Balance Sheets as of March 31, 2000 (Unaudited)
     and December 31, 1999                                                                      F-2

Condensed Consolidated Statements of Operations for the Three Months
     Ended March 31, 2000 and 1999 (Unaudited)                                                  F-3

Condensed Consolidated Statement of Changes in Stockholders' Equity for the
     Three Months Ended March 31, 2000 (Unaudited)                                              F-4

Condensed Consolidated Statements of Cash Flows for the Three Months
     Ended March 31, 2000 and 1999 (Unaudited)                                                  F-5

Notes to the Condensed Consolidated Financial Statements                                        F-6




ORTHODONTIX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                               MARCH 31, 2000            DECEMBER 31,
                                                                                (UNAUDITED)                  1999
                                                                               -------------             -----------
                                     ASSETS
Current assets:
    Cash and cash equivalents                                                    $   375,557             $   407,474
    Investment                                                                     1,074,584               1,061,709
    Prepaid expenses and other current assets                                        169,179                 174,604
                                                                                 -----------             -----------
       Total current assets                                                        1,619,320               1,643,787

Advances to Founding Practices, net of allowance of $275,000 at
       March 31, 2000 and $528,000 at December 31, 1999                               14,929                  14,929
Assets held for sale, net                                                             58,877                  65,597
Notes and other receivables                                                          203,617                 249,972
Deferred tax asset                                                                    73,825                  73,825
                                                                                 -----------             -----------
       Total assets                                                              $ 1,970,568             $ 2,048,110
                                                                                 ===========             ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued liabilities                                     $   291,152             $   327,703
    Lease payable                                                                     57,833                  57,833
    Deferred tax liability                                                            73,825                  73,825
                                                                                 -----------             -----------
       Total current liabilities                                                     422,810                 459,361
                                                                                 -----------             -----------

       Total liabilities                                                             422,810                 459,361
                                                                                 -----------             -----------

Commitments and contingencies

Stockholders' equity:
    Preferred stock, $.0001 par value, 100,000,000 shares authorized,
       no shares issued and outstanding                                                   --                      --
    Common stock, $.0001 par value, 100,000,000 shares authorized,
       4,065,917 and 4,200,849 shares issued and outstanding
       at March 31, 2000 and December 31, 1999, respectively                             407                     420
    Additional paid-in capital                                                     4,469,012               4,527,496
    Accumulated deficit                                                           (2,893,809)             (2,852,423)
    Less: deferred compensation - stock options                                      (27,852)                (86,744)
                                                                                 -----------             -----------

       Total stockholders' equity                                                  1,547,758               1,588,749
                                                                                 -----------             -----------

       Total liabilities and stockholders' equity                                $ 1,970,568             $ 2,048,110
                                                                                 ===========             ===========





         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS.

ORTHODONTIX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)


                                                                                 THREE MONTHS ENDED
                                                                                       MARCH 31,
                                                                        -----------------------------------
                                                                            2000                      1999
                                                                        -----------             -----------
Management service fee revenue                                          $        --             $ 2,162,728
                                                                        -----------             -----------

Direct practice expenses:
    Salaries and benefits                                                        --                 799,926
    Orthodontic supplies                                                         --                 274,820
    Rent                                                                         --                 282,598
    Depreciation and amortization                                                --                  51,240
    Other                                                                        --                 253,310
                                                                        -----------             -----------
       Total direct practice expenses                                            --               1,661,894

General and administrative                                                   68,180                 564,183
Provision for losses on advances to Founding Practices                           --                  40,000
Asset impairment charge                                                          --                 285,000
Depreciation and amortization                                                    --                   9,059
                                                                        -----------             -----------
       Total expenses                                                        68,180               2,560,136
                                                                        -----------             -----------
       Net operating loss                                                   (68,180)               (397,408)
                                                                        -----------             -----------
Other income (expense):
    Interest income                                                          26,794                  25,822
    Interest expense                                                             --                    (473)
                                                                        -----------             -----------
       Total other income                                                    26,794                  25,349
                                                                        -----------             -----------
Net loss                                                                $   (41,386)            $  (372,059)
                                                                        ===========             ===========

Loss per common and common
    equivalent share:
    Basic                                                               $     (0.01)            $     (0.06)
                                                                        ===========             ===========
    Diluted                                                             $     (0.01)            $     (0.06)
                                                                        ===========             ===========

Weighted average number of common and
   common equivalent shares outstanding -
    basic and diluted                                                     4,183,112               5,881,721
                                                                        ===========             ===========




         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS.

ORTHODONTIX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2000


                                          Common Stock               Additional
                                  -----------------------------       Paid-In       Accumulated       Deferred
                                     Shares           Amounts         Capital         Deficit       Compensation         Total
                                  -----------       -----------     -----------     -----------     ------------      -----------
Balance, December 31, 1999          4,200,849       $       420     $ 4,527,496     $(2,852,423)    $   (86,744)     $ 1,588,749

Shares retired in connection
    with sale of assets              (134,932)              (13)        (16,854)             --              --          (16,867)

Amortization of deferred
    compensation                           --                --              --              --          17,262           17,262

Forfeiture of deferred
    compensation                           --                --         (41,630)             --          41,630               --

Net loss for the period                    --                --              --         (41,386)             --          (41,386)
                                  -----------       -----------     -----------     -----------     -----------      -----------
Balance, March 31, 2000             4,065,917       $       407     $ 4,469,012     $(2,893,809)    $   (27,852)     $ 1,547,758
                                  ===========       ===========     ===========     ===========     ===========      ===========










         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS.

ORTHODONTIX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)




                                                                    THREE MONTHS ENDED
                                                                          MARCH 31,
                                                               -----------------------------
                                                                  2000                  1999
                                                               -----------       -----------
Cash flows from operating activities:
    Net loss                                                   $   (41,386)      $  (372,059)
                                                               -----------       -----------
    Adjustments to reconcile net loss to net cash used in
       operating activities:
       Depreciation and amortization                                    --            60,299
       Bad debt expense                                                 --            63,050
       Noncash compensation expense                                 17,262            43,469
       Provision for advances to Founding Practices                     --            40,000
       Asset impairment charge                                          --           285,000
       Changes in assets and liabilities                           (59,082)         (631,039)
                                                               -----------       -----------
            Net cash used in operating activities                  (83,206)         (511,280)
                                                               -----------       -----------
Cash flows from investing activities:
    Purchase of property and equipment                                  --           (34,255)
    Payment of notes receivable                                     51,289            17,147
                                                               -----------       -----------
            Net cash provided by (used in)
              investing activities                                  51,289           (17,108)
                                                               -----------       -----------
Cash flows from financing activities:
    Payment of lease obligation                                         --            (6,305)
                                                               -----------       -----------
            Net cash used in financing activities                       --            (6,305)
                                                               -----------       -----------
Net decrease in cash and cash equivalents                          (31,917)         (534,693)

Cash and cash equivalents, beginning of period                     407,474         1,289,481
                                                               -----------       -----------
Cash and cash equivalents, end of period                       $   375,557       $   754,788
                                                               ===========       ===========



         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS.

ORTHODONTIX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2000
(UNAUDITED)



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

       The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results of operations to be expected for the year ended December 31, 2000. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission on April 14, 2000.



2.     ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

       Accounts payable and accrued expenses consist of the following:

                                        March 31, 2000       December 31,
                                         (Unaudited)             1999
                                        --------------       ------------
         Accounts payable                  $260,753            $312,304
         Other accrued expenses              30,399              15,399
                                           --------            --------
                                           $291,152            $327,703
                                           ========            ========


3.     EARNINGS PER SHARE:

       Basic earnings per share is calculated by dividing net income or loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net income or loss by the weighted average number of common shares and potential common equivalent shares outstanding during the period. Potential common shares consist of the dilutive effect of outstanding options calculated using the treasury stock method. For the three month periods ended March 31, 2000 and 1999, the potential common shares were antidilutive; thus there was no difference in the basic net income per share and the diluted net income per share.

ORTHODONTIX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2000, CONTINUED
(UNAUDITED)



4.     ASSETS HELD FOR SALE AND TERMINATION OF AFFILIATION WITH CERTAIN FOUNDING
       PRACTICES:

       During the three months ended March 31, 2000, the Company sold certain practice assets, consisting principally of accounts receivable and property and equipment, and certain liabilities to two of the Founding Practices. As a result of these transactions, the Company received 134,932 shares of the Company's common stock which was valued at $16,867. Such consideration received include amounts repaid to the Company by the Founding Practices related to amounts outstanding that previously had been classified as Advances to Founding Practices.

       The assets sold or settled as a result of the transactions, described above, were as follows:

         Billed and unbilled patient receivables, net            $ 35,921
         Property and equipment, net                               13,670
         Other assets and liabilities, net                        (32,724)
                                                                 --------
                                                                 $ 16,867
                                                                 ========

       In addition, in connection with these transactions, certain orthodontists who were affiliated with the Founding Practices and served on the Company's Advisory Board resigned such positions and their vested options were returned to the Company and their unvested options were cancelled. As a result, the Company recorded a reduction in deferred compensation of $13,926 for the three months ended March 31, 2000.

       In 1999, in connection with the discussions to terminate the affiliation with the remaining Founding Practices, the Company entered into standstill arrangements with these Founding Practices. Therefore, the Company classified certain practice assets and liabilities as assets held for sale at March 31, 2000 as follows:

         Billed and unbilled patient receivables, net            $ 78,017
         Property and equipment, net                               20,786
         Other assets and liabilities, net                         (9,926)
                                                                 --------
                                                                   88,877
         Less: asset impairment charge                            (30,000)
                                                                 --------
         Assets held for sale                                    $ 58,877
                                                                 ========

ORTHODONTIX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2000, CONTINUED
(UNAUDITED)




4. ASSETS HELD FOR SALE AND TERMINATION OF AFFILIATION WITH CERTAIN FOUNDING PRACTICES, CONTINUED:

       Subsequent to March 31, 2000, the Company sold certain practice assets and liabilities to an additional Founding Practice. In connection with this transaction, the Company received $35,000 in cash and 78,354 shares of the Company's stock. The Company continues discussion with the remaining Founding Practices.



5.     STOCK OPTIONS:

       In March 1999, the Company granted one of the non-employee directors an option exercisable for a period of two years to acquire 80,000 shares of the Company's common stock as compensation for the director's other services which he had and would provide to the Company over the two year period. In March 2000, the non-employee director resigned from the Company's Board of Directors and all board committees and he returned his options to the Company. As a result, the Company recorded a reduction in deferred compensation of $27,704 for the three months ended March 31, 2000.



6.     CONTINGENCIES:

       The Company is exposed to various asserted and unasserted claims in its normal course of business. In the opinion of management, the resolution of these matters will not have a material effect on the Company's financial position, results of operations or cash flows.