Form 10QSB
period 2000-06-30
ORTHODONTIX INC
filed 2000-08-14
CIK 1006281

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2000

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

         On August 14, 2000, the number of shares of Common Stock of the issuer outstanding was 3,933,571.

         Traditional Small Business Disclosure Format (check one) Yes [X] No [ ]
         Documents Incorporated By Reference                  None

                                ORTHODONTIX, INC.
                                   FORM 10-QSB
                           QUARTER ENDED JUNE 30, 2000


                                TABLE OF CONTENTS

PART I

         FINANCIAL INFORMATION.......................................................................................1
Item 1.  Financial Statements........................................................................................1
Item 2.  Management's Discussion And Analysis or Plan of Operation...................................................1

PART II

         OTHER INFORMATION...........................................................................................3
Item 1.  Legal Proceedings...........................................................................................3
Item 2.  Changes in Securities and Use of Proceeds...................................................................4
Item 3.  Defaults upon Senior Securities.............................................................................4
Item 4.  Submission of Matters to a Vote of Security Holders.........................................................4
Item 5.  Other Information...........................................................................................4
Item 6.  Exhibits and Reports on Form 8-K............................................................................4

SIGNATURES...........................................................................................................5

INDEX TO FINANCIAL STATEMENTS......................................................................................F-1


                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         The unaudited, condensed consolidated financial statements included herein, commencing at page F-1, have been prepared in accordance with the requirements of Regulation S-B and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (including all normal recurring adjustments) necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of the results of operations expected for the year ending December 31, 2000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following discussion and analysis contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on current plans and expectations of Orthodontix, Inc. (the "Company") and involve risks and uncertainties that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements. Important factors that could cause actual results to differ include, among others, risks related to the terms upon which and the extent to which the Company terminates its affiliation with the Remaining Practice (as defined below), the ability of the Company to locate and consummate an acquisition with an acquired business and risks detailed in the Company's filings with the Securities and Exchange Commission.

OVERVIEW

         As of June 6, 2000, the Company terminated its affiliation with all orthodontic practices except Dr. Stephen Grussmark's practice. The Company is in discussions with Dr. Grussmark regarding his practice's affiliation with the Company. Dr. Grussmark is the Chief Executive Officer and a member of the Board of Directors of the Company. The Company has not provided any management services since November 1999 and accordingly, has generated no fee revenue since November 1999. In connection with the termination of its affiliation with the orthodontic practices, the Company sold orthodontic practice assets back to the practices, terminated its management relationship with such practices, and received in the aggregate $1,376,285 in cash, $691,300 in notes receivable and 2,026,504 shares of the Company's Common Stock.

         To the extent the Company terminates its affiliation with Dr. Grussmark's practice (the "Remaining Practice"), the Company presently intends to seek to effect a business combination with an acquired business. There can be no assurances that the Company will enter into an arrangement to terminate its affiliation with the Remaining Practice on terms favorable to the Company, if at all.

RESULTS OF OPERATIONS (UNAUDITED)

MANAGEMENT SERVICE FEE REVENUE

         Management service fee revenue reported by the Company was derived by principally applying the appropriate management fee percentage to the adjusted accrual based patient revenue, and adding the reimbursement from the affiliated practices of practice expenses paid by the Company. The Company generated no management service fee revenue for the three and six months ended June 30, 2000. For the three and six months ended June 30, 1999, the Company generated approximately $1.18 million and $3.34 million, respectively.

DIRECT PRACTICE AND CORPORATE EXPENSES

         Direct practice expenses include clinical and other practice expenses. Corporate expenses include corporate general and administrative expenses. The Company incurred no direct practice expenses for the three and six months ended June 30, 2000 compared to approximately $915,000 and $2.58 million for the three and six months ended June 30, 1999, respectively. The Company's direct practice expenses consisted primarily of salaries and benefits, orthodontic supplies, rent, advertising and marketing, and depreciation. The Company also incurred corporate general and administrative expenses of approximately $78,000 and $146,000 for the three and six months ended June 30, 2000, respectively, compared to approximately $446,000 and $1.02 million for the three and six months ended June 30, 1999, respectively. Included in general and administrative expenses for the three and six months ended June 30, 2000 are non-cash expenses of approximately $4,500 and $21,700, respectively, compared to approximately $44,300 and $87,800 for the three and six months ended June 30, 1999, respectively, related to the previous issuance of certain stock options.

         The Company for the three and six months ended June 30, 1999 recognized a provision for losses on advances to affiliated practices of $230,000 and $270,000, respectively, and an asset impairment charge of approximately $0 and $285,000, respectively, as a result of the sale by the Company of certain practice assets. The Company recorded a gain of approximately $32,000 and $359,000 for the three and six months ended June 30, 2000 and 1999, respectively, as a result of the sale by the Company of certain practice assets.

OTHER INCOME

         Interest income represents interest earned on excess cash balances invested primarily in short-term money market accounts and overnight repurchase agreements as well as amounts payable from certain formerly affiliated orthodontists. For the three and six months ended June 30, 2000, the Company's interest income was approximately $34,000 and $60,000, respectively. For the three and six months ended June 30, 1999, the Company's interest income was approximately $13,000 and $39,000, respectively.

NET LOSS

         For the three and six months ended June 30, 2000, the Company incurred a loss of approximately $12,000 ($.00 per share) and $53,000 ($.01 per share), respectively. For the three and six months ended June 30, 1999, the Company recorded a net loss of approximately $38,000 ($.01 per share) and $410,000 ($.07 per share).

         Included in the expenses for the three and six months ended June 30, 2000 are non-cash expense items of approximately $4,500 and $21,700, respectively, related to previously issued stock options compared to approximately $44,300 and $87,800 for the three and six months ended June 30, 1999, respectively. During the three and six months ended June 30, 2000, the Company's loss, excluding non-cash expense items, was approximately $7,600 and $31,700, respectively.

         Computations excluding non-cash expense items is not presented as an alternative to operating results or cash flow from operations as determined by generally accepted accounting principles (GAAP) but rather to provide additional information related to the ability of the Company to meet its cash flow needs. This information should not be considered in isolation from, or construed as having greater importance than GAAP operating income/loss or cash flows from operations as a measure of an entity's performance.

LIQUIDITY AND CAPITAL RESOURCES/PLAN OF OPERATION

         As of June 30, 2000, the Company had a working capital balance of approximately $1,259,000. The Company anticipates that the primary uses of capital will include the costs related to the unwinding of the Remaining Practice and funding the working capital needs of the Company.

         As of June 30, 2000 and December 31, 1999, the Company had cash and cash equivalents of approximately $432,000 and $407,000, respectively. As of June 30, 2000 and December 31, 1999, the Company had total liabilities of approximately $393,000 and $459,000, respectively. The Company's cash is currently invested in certificates of deposit and short term money market accounts. In addition, as of June 30, 2000, the Company had short-term investments of approximately $1,092,000 which consist of certificates of deposits. The Company believes that its operating funds will be sufficient for its cash expenses for at least the next twelve months.

                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On June 29, 2000, the Company was served with a Complaint from a firm which had provided consulting services to the Company, for damages arising out of the firm's allegations that the Company has breached its obligation to pay for services. The firm has alleged damages in the amount of $67,188. The lawsuit is pending in the Circuit Court of the 17th Judicial Circuit in Broward County, Florida. The Company is defending against the Complaint.

         On July 17, 2000, the Company received a demand letter to satisfy an outstanding previously invoiced amount of approximately $16,000 in favor of a firm who had leased equipment to the Company. The Company is currently in discussions with this firm to settle the amounts owed.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         During the three months ended June 30, 2000, the Company terminated its affiliation with two affiliated practices pursuant to which these affiliated orthodontists terminated their affiliation with the Company and repurchased practice assets in exchange for an aggregate of $35,000 cash and 132,346 shares of the Company's Common Stock. Upon receipt by the Company of its shares of Common Stock in connection with these asset sales, the Company retired such shares and the shares became authorized but unissued shares of the Company.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the second quarter ended June 30, 2000, no matters were submitted to a vote of security holders of the Company through the solicitation of proxies or otherwise.

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

                                     ORTHODONTIX, INC.
                                     (Registrant)



Date: August 14, 2000                By: /s/ F.W. Mort Guilford
                                        ----------------------------------------
                                        F.W. Mort Guilford
                                        President (Principal Executive Officer)


Date: August 14, 2000                By: /s/ Alan Jay Weisberg
                                        ----------------------------------------
                                        Alan Jay Weisberg
                                        Acting Chief Financial Officer
                                        (Principal Financial and Accounting
                                        Officer)

INDEX TO FINANCIAL STATEMENTS

                                                                                 Pages
                                                                                 -----

Condensed Consolidated Balance Sheets as of June 30, 2000 (Unaudited)
     and December 31, 1999                                                        F-2

Condensed Consolidated Statements of Operations for the Three and Six Months
     Ended June 30, 2000 and 1999 (Unaudited)                                     F-3

Condensed Consolidated Statement of Changes in Stockholders' Equity for the
     Six Months Ended June 30, 2000 (Unaudited)                                   F-4

Condensed Consolidated Statements of Cash Flows for the Six Months
     Ended June 30, 2000 and 1999 (Unaudited)                                     F-5

Notes to the Condensed Consolidated Financial Statements                          F-6



ORTHODONTIX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                          June 30, 2000      December 31,
                                                                           (Unaudited)          1999
                                                                           -----------       -----------
ASSETS

Current assets:
    Cash and cash equivalents                                              $   432,025       $   407,474
    Investments                                                              1,091,813         1,061,709
    Prepaid expenses and other current assets                                  128,657           174,604
                                                                           -----------       -----------
       Total current assets                                                  1,652,495         1,643,787

Advances to Founding Practices, net of allowance of $117,000 at
       June 30, 2000 and $528,000 at December 31, 1999                           5,747            14,929
Assets held for sale, net                                                        9,318            65,597
Notes and other receivables                                                    155,846           249,972
Deferred tax asset                                                              73,825            73,825
                                                                           -----------       -----------
       Total assets                                                        $ 1,897,231       $ 2,048,110
                                                                           ===========       ===========

      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued liabilities                               $   261,536       $   327,703
    Lease payable                                                               57,833            57,833
    Deferred tax liability                                                      73,825            73,825
                                                                           -----------       -----------
       Total current liabilities                                               393,194           459,361
                                                                           -----------       -----------
       Total liabilities                                                       393,194           459,361
                                                                           -----------       -----------
Commitments and contingencies

Stockholders' equity:
    Preferred stock, $.0001 par value, 100,000,000 shares authorized,
       no shares issued and outstanding                                             --                --
    Common stock, $.0001 par value, 100,000,000 shares authorized,
       3,933,571 and 4,200,849 shares issued and outstanding
       at June 30, 2000 and December 31, 1999, respectively                        393               420
    Additional paid-in capital                                               4,409,502         4,527,496
    Accumulated deficit                                                     (2,905,858)       (2,852,423)
    Less: deferred compensation - stock options                                     --           (86,744)
                                                                           -----------       -----------
       Total stockholders' equity                                            1,504,037         1,588,749
                                                                           -----------       -----------
       Total liabilities and stockholders' equity                          $ 1,897,231       $ 2,048,110
                                                                           ===========       ===========



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

ORTHODONTIX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)


                                                                      Three Months Ended                 Six Months Ended
                                                                           June 30,                           June 30,
                                                                -----------------------------       -----------------------------
                                                                    2000              1999              2000              1999
                                                                -----------       -----------       -----------       -----------
Management service fee revenue                                  $        --       $ 1,181,799       $        --       $ 3,344,527
                                                                -----------       -----------       -----------       -----------

Direct practice expenses:
    Salaries and benefits                                                --           418,086                --         1,218,012
    Orthodontic supplies                                                 --           146,561                --           421,381
    Rent                                                                 --           189,026                --           471,624
    Depreciation and amortization                                        --            18,409                --            69,649
    Other                                                                --           142,950                --           396,260
                                                                -----------       -----------       -----------       -----------
       Total direct practice expenses                                    --           915,032                --         2,576,926

General and administrative                                           77,806           436,781           145,986         1,000,964
Provision for losses on advances to Founding Practices                   --           230,000                --           270,000
Asset impairment charge                                                  --                --                --           285,000
Gain on sale of certain assets of Founding Practices (Note 4)       (32,151)         (358,839)          (32,151)         (358,839)
Depreciation and amortization                                            --             8,929                --            17,988
                                                                -----------       -----------       -----------       -----------
       Total expenses                                                45,655         1,231,903           113,835         3,792,039
                                                                -----------       -----------       -----------       -----------

       Net operating loss                                           (45,655)          (50,104)         (113,835)         (447,512)
                                                                -----------       -----------       -----------       -----------

Other income (expense):
    Interest income                                                  33,606            13,013            60,400            38,835
    Interest expense                                                     --              (476)               --              (949)
                                                                -----------       -----------       -----------       -----------

       Total other income                                            33,606            12,537            60,400            37,886
                                                                -----------       -----------       -----------       -----------

Net loss                                                        $   (12,049)      $   (37,567)      $   (53,435)      $  (409,626)
                                                                ===========       ===========       ===========       ===========

Loss per common and common
    equivalent share:
    Basic                                                       $     (0.00)      $     (0.01)      $     (0.01)      $     (0.07)
                                                                ===========       ===========       ===========       ===========
    Diluted                                                     $     (0.00)      $     (0.01)      $     (0.01)      $     (0.07)
                                                                ===========       ===========       ===========       ===========

Weighted average number of common and
   common equivalent shares outstanding -
    basic and diluted                                             4,008,032         5,533,207         4,095,572         5,706,501
                                                                ===========       ===========       ===========       ===========




THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

ORTHODONTIX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2000





                                        Common Stock             Additional
                                  -------------------------       Paid-In       Accumulated      Deferred
                                    Shares        Amounts         Capital         Deficit      Compensation        Total
                                  ---------     -----------     -----------     -----------    ------------     -----------
Balance, December 31, 1999        4,200,849     $       420     $ 4,527,496     $(2,852,423)    $   (86,744)    $ 1,588,749

Shares retired in connection
    with sale of assets            (267,278)            (27)        (52,972)             --              --         (52,999)

Amortization of deferred
    compensation                         --              --              --              --          21,722          21,722

Forfeiture of deferred
    compensation                         --              --         (65,022)             --          65,022              --

Net loss for the period                  --              --              --         (53,435)             --         (53,435)
                                  ---------     -----------     -----------     -----------     -----------     -----------

Balance, March 31, 2000           3,933,571     $       393     $ 4,409,502     $(2,905,858)    $        --     $ 1,504,037
                                  =========     ===========     ===========     ===========     ===========     ===========





THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

ORTHODONTIX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)



                                                                      Six Months Ended
                                                                         June 30,
                                                               -----------------------------
                                                                   2000              1999
                                                               -----------       -----------
Cash flows from operating activities:
    Net loss                                                   $   (53,435)      $  (409,626)
    Adjustments to reconcile net loss to net cash used in
       operating activities:
       Depreciation and amortization                                    --            87,637
       Bad debt expense                                                 --           116,946
       Noncash compensation expense                                 21,722            87,801
       Provision for advances to Founding Practices                     --           270,000
       Asset impairment charge                                          --           285,000
       Gain on sale of doctor practices                            (32,151)         (358,839)
       Changes in assets and liabilities                           (77,290)       (1,002,801)
                                                               -----------       -----------
            Net cash used in operating activities                 (141,154)         (923,882)
                                                               -----------       -----------

Cash flows from investing activities:
    Purchase of property and equipment                                  --           (31,376)
    Proceeds from sales of certain practices assets                 35,000           494,713
    Payments received from notes receivable                        130,705           166,450
                                                               -----------       -----------
            Net cash provided by investing activities              165,705           629,787
                                                               -----------       -----------

Cash flows from financing activities:
    Payment of lease obligation                                         --            (6,304)
                                                               -----------       -----------
            Net cash used in financing activities                       --            (6,304)
                                                               -----------       -----------

Net increase (decrease) in cash and cash equivalents                24,551          (300,399)

Cash and cash equivalents, beginning of period                     407,474         1,289,481
                                                               -----------       -----------

Cash and cash equivalents, end of period                       $   432,025       $   989,082
                                                               ===========       ===========






THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

ORTHODONTIX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2000
(UNAUDITED)

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

       The results of operations for the six months ended June 30, 2000 are not necessarily indicative of the results of operations to be expected for the year ended December 31, 2000. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission on April 14, 2000.

2.     ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

       Accounts payable and accrued expenses consist of the following:

                                June 30, 2000  December 31,
                                 (Unaudited)       1999
                                -------------  ------------

       Accounts payable            $214,137      $312,304
       Other accrued expenses        47,399        15,399
                                   --------      --------
                                   $261,536      $327,703
                                   ========      ========

3.     EARNINGS PER SHARE:

       Basic earnings per share is calculated by dividing net income or loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net income or loss by the weighted average number of common shares and potential common equivalent shares outstanding during the period. Potential common shares consist of the dilutive effect of outstanding options calculated using the treasury stock method. For the six month periods ended June
       30, 2000 and 1999, the potential common shares were antidilutive; thus there was no difference in the basic net income per share and the diluted net income per share.

ORTHODONTIX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2000, Continued
(UNAUDITED)



4. ASSETS HELD FOR SALE AND TERMINATION OF AFFILIATION WITH CERTAIN FOUNDING PRACTICES

       During the six months ended June 30, 2000, the Company sold certain practice assets, consisting principally of accounts receivable and property and equipment, and certain liabilities to four of the Founding Practices. As a result of these transactions, the Company received $35,000 in cash and 267,278 shares of the Company's common stock. Such consideration received include amounts repaid to the Company by the Founding Practices related to amounts outstanding that previously had been classified as Advances to Founding Practices. The total consideration received in connection with these transactions was valued at $87,999. As a result of these transactions, the Company recorded a net gain on the disposition of assets of approximately $32,000 for the three and six months ended June 30, 2000.

       The assets sold or settled as a result of the transactions, described above, were as follows:

       Billed and unbilled patient receivables, net      $ 63,283
       Property and equipment, net                         25,926
       Advances to Founding Practices, net                  9,182
       Other assets and liabilities, net                  (42,543)
                                                         --------
                                                         $ 55,848
                                                         ========

       In addition, in connection with these transactions, certain orthodontists who were affiliated with the Founding Practices and served on the Company's Advisory Board resigned such positions and their vested options were returned to the Company and their unvested options were cancelled. As a result, the Company recorded a reduction in deferred compensation of $37,318 for the six months ended June 30, 2000.

       In 1999, in connection with the discussions to terminate the affiliation with the remaining Founding Practices, the Company entered into standstill arrangements with these Founding Practices. Therefore, the Company has classified the practice assets and liabilities of the one remaining Founding Practice as assets held for sale at June 30, 2000 as follows:

       Billed and unbilled patient receivables, net      $ 50,655
       Property and equipment, net                          8,530
       Other assets and liabilities, net                  (19,867)
                                                         --------
                                                           39,318
       Less: asset impairment charge                      (30,000)
                                                         --------
       Assets held for sale                              $  9,318
                                                         ========

ORTHODONTIX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2000, Continued
(UNAUDITED)


5.     STOCK OPTIONS:

       In March 1999, the Company granted one of the non-employee directors an option exercisable for a period of two years to acquire 80,000 shares of the Company's common stock as compensation for the director's other services which he had and would provide to the Company over the two year period. In March 2000, the non-employee director resigned from the Company's Board of Directors and all board committees and he returned his options to the Company. As a result, the Company recorded a reduction in deferred compensation of $27,704 for the six months ended June 30, 2000.

6.     CONTINGENCIES:

       The Company is exposed to various asserted and unasserted claims in its normal course of business. In the opinion of management, the resolution of these matters will not have a material effect on the Company's financial position, results of operations or cash flows.