Form 10QSB
period 2000-09-30
ORTHODONTIX INC
filed 2000-11-14
CIK 1006281

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended September 30, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____

                          Commission File No. 000-27836

                                ORTHODONTIX, INC.
-------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


                Florida                                   65-0643773
     ------------------------------                   -------------------
    (State or other jurisdiction of                     (IRS Employer
     incorporation or organization)                   Identification No.)

                        600 Brickell Avenue, Suite 300 M
                              Miami, Florida 33131
-------------------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (305) 373-1002
-------------------------------------------------------------------------------
                           (Issuer's Telephone Number)

-------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

         On November 14, 2000, the number of shares of Common Stock of the issuer outstanding was 3,933,571.

         Traditional Small Business Disclosure Format (check one) Yes [X] No [ ]
         Documents Incorporated By Reference         None

                                ORTHODONTIX, INC.
                                   FORM 10-QSB
                        QUARTER ENDED September 30, 2000


                                TABLE OF CONTENTS
PART I

FINANCIAL INFORMATION.........................................................1
Item 1. Financial Statements..................................................1
Item 2. Management's Discussion And Analysis or Plan of Operation.............1

PART II

OTHER INFORMATION.............................................................3
Item 1. Legal Proceedings.....................................................3
Item 2. Changes in Securities and Use of Proceeds.............................4
Item 3. Defaults upon Senior Securities.......................................4
Item 4. Submission of Matters to a Vote of Security Holders...................4
Item 5. Other Information.....................................................4
Item 6. Exhibits and Reports on Form 8-K......................................4

SIGNATURES....................................................................5

INDEX TO FINANCIAL STATEMENTS...............................................F-1

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         The unaudited, condensed consolidated financial statements included herein, commencing at page F-1, have been prepared in accordance with the requirements of Regulation S-B and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (including all normal recurring adjustments) necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of the results of operations expected for the year ending December 31, 2000.

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

RESULTS OF OPERATIONS (UNAUDITED)

MANAGEMENT SERVICE FEE REVENUE

         Management service fee revenue reported by the Company was derived by principally applying the appropriate management fee percentage to the adjusted accrual based patient revenue, and adding the reimbursement from the affiliated practices of practice expenses paid by the Company. The Company generated no management service fee revenue for the three and nine months ended September 30, 2000. For the three and nine months ended September 30, 1999, the Company generated approximately $167,000 and $3,510,000, respectively.

DIRECT PRACTICE AND CORPORATE EXPENSES

         Direct practice expenses include clinical and other practice expenses. Corporate expenses include corporate general and administrative expenses. The Company incurred no direct practice expenses for the three and nine months ended September 30, 2000 compared to approximately $156,000 and $2,733,000 for the three and nine months ended September 30, 1999, respectively. The Company's direct practice expenses consisted primarily of salaries and benefits, orthodontic supplies, rent, advertising and marketing, and depreciation. The Company also incurred corporate general and administrative expenses of approximately $16,000 and $162,000 for the three and nine months ended September 30, 2000, respectively, compared to approximately $425,000 and $1,426,000 for the three and nine months ended September 30, 1999, respectively. Included in general and administrative expenses for the three and nine months ended September 30, 2000 are non-cash expenses of approximately $0 and $22,000, respectively, compared to $9,000 and $582,000 for the three and nine months ended September 30, 1999. In addition, approximately $28,000 and $116,000 for the three and nine months ended September 30, 1999, respectively, related to the previous issuance of certain stock options.

         The Company for the three and nine months ended September 30, 1999 recognized a provision for losses on advances to affiliated practices of $0 and $270,000, respectively, and an asset impairment charge of approximately $0 and $285,000, respectively, as a result of the sale by the Company of certain practice assets. The Company recorded a gain of approximately $0 and $32,000 for the three and nine months ended September 30, 2000, respectively, as a result of the sale by the Company of certain practice assets.

OTHER INCOME

         Interest income represents interest earned on excess cash balances invested primarily in short-term money market accounts and certificates of deposits as well as amounts payable from certain formerly affiliated orthodontists. For the three and nine months ended September 30, 2000, the Company's interest income was approximately $28,000 and $88,000, respectively. For the three and nine months ended September 30, 1999, the Company's interest income was approximately $17,000 and $55,000, respectively.

NET INCOME (LOSS)

         For the three and nine months ended September 30, 2000, the Company had income of approximately $12,000 ($.00 per share) and a loss of approximately $41,000 ($.01 per share), respectively. For the three and nine months ended September 30, 1999, the Company recorded a net loss of approximately $211,000 ($.04 per share) and $621,000 ($.11 per share).

         Included in the expenses for the three and nine months ended September 30, 2000 are non-cash expense items of approximately $0 and $22,000, respectively, related to previously issued stock options compared to approximately $28,000 and $116,000 for the three and nine months ended September 30, 1999, respectively. During the three and nine months ended September 30, 2000, the Company's income, excluding non-cash expense items, was approximately $12,000 and a loss of $19,000, respectively. During the three and nine months ended September 30, 1999, the Company had a loss of $174,000 and income of $77,000, respectively, excluding non-cash expense items.

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

LIQUIDITY AND CAPITAL RESOURCES/PLAN OF OPERATION

         As of September 30, 2000, the Company had a working capital balance of approximately $1,397,000. The Company anticipates that the primary uses of capital will include the costs related to the unwinding of the Remaining Practice and funding the working capital needs of the Company.

         As of September 30, 2000 and December 31, 1999, the Company had cash and cash equivalents of approximately $380,000 and $407,000, respectively. As of September 30, 2000 and December 31, 1999, the Company had total liabilities of approximately $391,000 and $459,000, respectively. As of September 30, 2000, the Company had short-term investments of approximately $1,110,000 which consist of certificates of deposit. The Company believes that its operating funds will be sufficient for its cash expenses for at least the next twelve months.

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

         On October 3, 2000, the Company entered into a settlement agreement whereby the Company paid $35,000 and returned to a third party lessor its remaining computer equipment in exchange for the Company being released from its obligation to pay to the third party lessor $71,552.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the third quarter ended September 30, 2000, no matters were submitted to a vote of security holders of the Company through the solicitation of proxies or otherwise.

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

                                                     ORTHODONTIX, INC.
                                     (Registrant)



Date: November 14, 2000                By: /s/ F.W. Mort Guilford
                                       ----------------------------------------
                                        F.W. Mort Guilford
                                        President (Principal Executive Officer)


Date: November 14, 2000                By: /s/ Alan Jay Weisberg
                                       ----------------------------------------
                                        Alan Jay Weisberg
                                        Acting Chief Financial Officer
                                        (Principal Financial and Accounting
                                        Officer)

INDEX TO FINANCIAL STATEMENTS

                                                                                      Pages
Condensed Consolidated Balance Sheets as of September 30, 2000 (Unaudited)
     and December 31, 1999                                                             F-2

Condensed Consolidated Statements of Operations for the Three and Nine Months
     Ended September 30, 2000 and 1999 (Unaudited)                                     F-3

Condensed Consolidated Statement of Changes in Stockholders' Equity for the
     Nine Months Ended September 30, 2000 (Unaudited)                                  F-4

Condensed Consolidated Statements of Cash Flows for the Nine Months
     Ended September 30, 2000 and 1999 (Unaudited)                                     F-5

Notes to the Condensed Consolidated Financial Statements                               F-6

Orthodontix, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
--------------------------------------------------------------------------------

                                                                            September 30, 2000    December 31,
 ASSETS                                                                         (Unaudited)           1999
                                                                            ------------------   -------------
Current assets:
    Cash and cash equivalents                                                  $     379,918     $     407,474
    Investment                                                                     1,110,098         1,061,709
    Prepaid expenses and other current assets                                        298,110           174,604
                                                                               -------------     -------------

       Total current assets                                                        1,788,126         1,643,787

Advances to Founding Practices, net of allowance of $117,000 at
       September 30, 2000 and $528,000 at December 31, 1999                            5,747            14,929
Assets held for sale, net                                                              9,318            65,597
Notes and other receivables                                                           30,783           249,972
Deferred tax asset                                                                    73,825            73,825
                                                                               -------------     -------------

       Total assets                                                            $   1,907,799     $   2,048,110
                                                                               =============     =============

      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued liabilities                                   $     294,679     $     327,703
    Lease payable                                                                     22,833            57,833
    Deferred tax liability                                                            73,825            73,825
                                                                               -------------     -------------

       Total current liabilities                                                     391,337           459,361
                                                                               -------------     -------------

       Total liabilities                                                             391,337           459,361
                                                                               -------------     -------------

Commitments and contingencies


Stockholders' equity:
    Preferred stock, $.0001 par value, 100,000,000 shares authorized,
       no shares issued and outstanding                                                   --                --
    Common stock, $.0001 par value, 100,000,000 shares authorized,
       3,933,571 and 4,200,849 shares issued and outstanding
       at September 30, 2000 and December 31, 1999, respectively                         393               420
    Additional paid-in capital                                                     4,409,502         4,527,496
    Accumulated deficit                                                           (2,893,433)       (2,852,423)
    Less: deferred compensation - stock options                                           --           (86,744)
                                                                               -------------     -------------

       Total stockholders' equity                                                  1,516,462         1,588,749
                                                                               -------------     -------------

       Total liabilities and stockholders' equity                              $   1,907,799     $   2,048,110
                                                                               =============     =============

        The accompanying notes are an integral part of these consolidated financial statements.

Orthodontix, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)
--------------------------------------------------------------------------------

                                                                       Three Months Ended                Nine Months Ended
                                                                          September 30,                    September 30,
                                                                  ----------------------------      ----------------------------
                                                                      2000            1999             2000              1999
                                                                  -----------      -----------      -----------      -----------
Management service fee revenue                                    $        --      $   166,750      $        --      $ 3,511,277
                                                                  -----------      -----------      -----------      -----------
Direct practice expenses:
    Salaries and benefits                                                  --           56,747               --        1,274,759
    Orthodontic supplies                                                   --           35,572               --          456,953
    Rent                                                                   --           30,324               --          501,948
    Depreciation and amortization                                          --            3,378               --           73,027
    Other                                                                  --           30,091               --          426,351
                                                                  -----------      -----------      -----------      -----------

       Total direct practice expenses                                      --          156,112               --        2,733,038

General and administrative                                             15,573          425,420          161,559        1,426,384
Provision for losses on advances to Founding Practices                     --               --               --          270,000
Asset impairment charge                                                    --               --               --          285,000
Gain on sale of certain assets of Founding Practices (Note 4)              --         (196,342)         (32,151)        (555,181)
Depreciation and amortization                                              --            9,009               --           26,997
                                                                  -----------      -----------      -----------      -----------
       Total expenses                                                  15,573          394,199          129,408        4,186,238
                                                                  -----------      -----------      -----------      -----------

       Net operating loss                                             (15,573)        (227,449)        (129,408)        (674,961)
                                                                  -----------      -----------      -----------      -----------

Other income (expense):
    Interest income                                                    27,998           16,660           88,398           55,495
    Interest expense                                                       --             (164)              --           (1,113)
                                                                  -----------      -----------      -----------      -----------

       Total other income                                              27,998           16,496           88,398           54,382
                                                                  -----------      -----------      -----------      -----------

Net income (loss)                                                 $    12,425      $  (210,953)     $   (41,010)     $  (620,579)
                                                                  ===========      ===========      ===========      ===========

Income (loss) per common and common
    equivalent share:

    Basic                                                         $      0.00      $     (0.04)     $     (0.01)     $     (0.11)
                                                                  ===========      ===========      ===========      ===========
    Diluted                                                       $      0.00      $     (0.04)     $     (0.01)     $     (0.11)
                                                                  ===========      ===========      ===========      ===========

Weighted average number of common and
   common equivalent shares outstanding -
    basic and diluted                                               3,933,571        4,953,475        4,041,572        5,452,734
                                                                  ===========      ===========      ===========      ===========

        The accompanying notes are an integral part of these consolidated financial statements.

Orthodontix, Inc. and Subsidiaries
Condensed Consolidated Statement of Changes in Stockholders' Equity
(Unaudited)
for the nine months ended September 30, 2000
--------------------------------------------------------------------------------

                                                                    Additional
                                         Common Stock                Paid-In        Accumulated       Deferred
                                    Shares          Amounts          Capital          Deficit       Compensation         Total
                                 -----------      -----------      -----------      -----------     ------------      -----------
Balance, December 31, 1999         4,200,849      $       420      $ 4,527,496      $(2,852,423)     $   (86,744)     $ 1,588,749

Shares retired in connection
    with sale of assets             (267,278)             (27)         (52,972)              --               --          (52,999)

Amortization of deferred
    compensation                          --               --               --               --           21,722           21,722

Forfeiture of deferred
    compensation                          --               --          (65,022)              --           65,022               --

Net loss for the period                   --               --               --          (41,010)              --          (41,010)
                                 -----------      -----------      -----------      -----------      -----------      -----------

Balance, September 30, 2000        3,933,571      $       393      $ 4,409,502      $(2,893,433)     $        --      $ 1,516,462
                                 ===========      ===========      ===========      ===========      ===========      ===========


        The accompanying notes are an integral part of these consolidated financial statements.

Orthodontix, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
--------------------------------------------------------------------------------

                                                                      Nine Months Ended
                                                                        September 30,
                                                              --------------------------------
                                                                   2000                1999
                                                              -------------      -------------
Cash flows from operating activities:
    Net loss                                                  $     (41,010)     $    (620,579)
    Adjustments to reconcile net loss to net cash used in
       operating activities:
       Depreciation and amortization                                     --            100,024
       Bad debt expense                                                  --            116,946
       Noncash compensation expense                                  21,722            116,198
       Provision for advances to Founding Practices                      --            270,000
       Asset impairment charge                                           --            285,000
       Gain on sale of doctor practices                             (32,151)          (555,181)
       Changes in assets and liabilities                           (137,288)        (1,030,630)
                                                              -------------      -------------

            Net cash used in operating activities                  (188,727)        (1,318,222)
                                                              -------------      -------------

Cash flows from investing activities:
    Purchase of property and equipment                                   --            (31,376)
    Proceeds from sales of certain practices assets                  35,000            984,562
    Payments received from notes receivable                         161,171            356,791
                                                              -------------      -------------

            Net cash provided by investing activities               196,171          1,309,977
                                                              -------------      -------------

Cash flows from financing activities:
    Payment of lease obligation                                     (35,000)            (6,304)
                                                              -------------      -------------

            Net cash used in financing activities                   (35,000)            (6,304)
                                                              -------------      -------------

Net decrease in cash and cash equivalents                           (27,556)           (14,549)

Cash and cash equivalents, beginning of period                      407,474          1,289,481
                                                              -------------      -------------

Cash and cash equivalents, end of period                      $     379,918      $   1,274,932
                                                              =============      =============

        The accompanying notes are an integral part of these consolidated financial statements.

Orthodontix, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 2000 (Unaudited)
--------------------------------------------------------------------------------


1.     Basis of Presentation

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

       The results of operations for the nine months ended September 30, 2000 are not necessarily indicative of the results of operations to be expected for the year ended December 31, 2000. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission on April 14, 2000.

2.     Accounts Payable and Accrued Expenses

       Accounts payable and accrued expenses consist of the following:

                                        September 30, 2000     December 31,
                                           (Unaudited)             1999
                                       --------------------   --------------

       Accounts payable                 $         203,279      $   312,304
       Other accrued expenses                      91,400           15,399
                                       --------------------   --------------
                                        $         294,679      $   327,703
                                       ====================   ==============


3.     Earnings Per Share

       Basic earnings per share is calculated by dividing net income or loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net income or loss by the weighted average number of common shares and potential common equivalent shares outstanding during the period. Potential common shares consist of the dilutive effect of outstanding options calculated using the treasury stock method. For the nine months periods ended September 30, 2000 and 1999, the potential common shares were antidilutive; thus there was no difference in the basic net income per share and the diluted net income per share.

Orthodontix, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 2000 (Unaudited)
--------------------------------------------------------------------------------


4. Assets Held for Sale and Termination of Affiliation with Certain Founding Practices

       During the nine months ended September 30, 2000, the Company sold certain practice assets, consisting principally of accounts receivable and property and equipment, and certain liabilities to four of the Founding Practices. As a result of these transactions, the Company received $35,000 in cash and 267,278 shares of the Company's common stock. Such consideration received include amounts repaid to the Company by the Founding Practices related to amounts outstanding that previously had been classified as Advances to Founding Practices. The total consideration received in connection with these transactions was valued at $87,999. As a result of these transactions, the Company recorded a net gain on the disposition of assets of approximately $0 and $32,000 for the three and nine months ended September 30, 2000, respectively.

       The assets sold or settled as a result of the transactions, described above, were as follows:

       Billed and unbilled patient receivables, net            $  63,283
       Property and equipment, net                                25,926
       Advances to Founding Practices, net                         9,182
       Other assets and liabilities, net                         (42,543)
                                                              -----------
                                                               $  55,848
                                                              ===========


       In addition, in connection with these transactions, certain orthodontists who were affiliated with the Founding Practices and served on the Company's Advisory Board resigned such positions and their vested options were returned to the Company and their unvested options were cancelled. As a result, the Company recorded a reduction in deferred compensation of $37,318 for the nine months ended September 30, 2000.

       In 1999, in connection with the discussions to terminate the affiliation with the remaining Founding Practices, the Company entered into standstill arrangements with these Founding Practices. Therefore, the Company classified certain practice assets and liabilities related to the one remaining Founding Practice as assets held for sale at September 30, 2000 as follows:

Orthodontix, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 2000 (Unaudited)
--------------------------------------------------------------------------------

4. Assets Held for Sale and Termination of Affiliation with Certain Founding Practices, Continued


       Billed and unbilled patient receivables, net         $     50,655
       Property and equipment, net                                 8,530
       Other assets and liabilities, net                         (19,867)
                                                          --------------
                                                                  39,318

       Less: asset impairment charge                             (30,000)
                                                          ---------------
       Assets held for sale                                 $      9,318
                                                          ===============


5.     Stock Options

       In March 1999, the Company granted one of the non-employee directors an option exercisable for a period of two years to acquire 80,000 shares of the Company's common stock as compensation for the director's other services which he had and would provide to the Company over the two year period. In March 2000, the non-employee director resigned from the Company's Board of Directors and all board committees and he returned his options to the Company. As a result, the Company recorded a reduction in deferred compensation of $27,704 for the nine months ended September 30, 2000.

6.     Contingencies

       The Company is exposed to various asserted and unasserted claims in its normal course of business. In the opinion of management, the resolution of these matters will not have a material effect on the Company's financial position, results of operations or cash flows.

                                 EXHIBIT INDEX

EXHIBIT NO.      DESCRIPTION
-----------      -----------

   27.1          Financial Data Schedule