Form 10KSB40
period 2000-12-31
ORTHODONTIX INC
filed 2001-04-16
CIK 1006281

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

                   For the Fiscal Year Ended December 31, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                  For the transition period from _____ to _____

                          Commission File No. 000-27836

                                ORTHODONTIX, INC.
              ----------------------------------------------------
              (Exact name of small business issuer in its charter)

           FLORIDA                                        65-0643773
------------------------------                        -------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

                         1428 Brickell Avenue, Suite 105
                              Miami, Florida 33131
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (305) 371-4112
                        --------------------------------
                           (Issuer's Telephone Number)

Securities registered under Section 12(b) of the Exchange Act: None.

Securities registered under Section 12(g) of the Exchange Act:

Title of each class                    Name of each exchange on which registered
-------------------                    -----------------------------------------
Common Stock,                                OTC Electronic Bulletin Board
par value $.0001 per share

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

The aggregate market value of the voting and non-voting stock held by non-affiliates of the Company based on the closing sales price of $.156 of such common stock, as of April 12, 2001, is $326,531 based upon 2,089,127 shares of the Company's common stock outstanding as of April 12, 2001 held by non-affiliates. For purposes of this computation, all executive officers, directors and 5% beneficial owners of the common stock of the registrant have been deemed to be affiliates. Such determination should not be deemed to be an admission that such directors, officers or 5% beneficial owners are, in fact, affiliates of the registrant.

As of April 12, 2001, the Company had a total of 3,357,384 shares of common stock, par value $.0001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:    None.

                                ORTHODONTIX, INC.
                                   FORM 10-KSB

                       FISCAL YEAR ENDED DECEMBER 31, 2000

                                TABLE OF CONTENTS



                                                                                                               Page
                                                                                                               ----
PART I..........................................................................................................-1-

Item 1.     Description of Business.............................................................................-1-

Item 2.     Description of Property.............................................................................-2-

Item 3.     Legal Proceedings...................................................................................-2-

Item 4.     Submission of Matters to a Vote of Security Holders.................................................-2-


PART II.........................................................................................................-2-

Item 5.     Market for Common Equity and Related Stockholder Matters............................................-2-

Item 6.     Management's Discussion and Analysis or Plan of Operation...........................................-3-

Item 7.     Financial Statements................................................................................-6-

Item 8.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure................-6-


PART III........................................................................................................-6-

Item 9.     Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of
            the Exchange Act....................................................................................-6-

Item 10.    Executive Compensation..............................................................................-8-

Item 11.    Security Ownership of Certain Beneficial Owners and Management.....................................-11-

Item 12.    Certain Relationships and Related Transactions.....................................................-12-

Item 13.    Exhibits And Reports on Form 8-K...................................................................-12-

SIGNATURES.....................................................................................................-13-

EXHIBIT INDEX..................................................................................................-14-

LIST OF EXHIBITS...............................................................................................-15-

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

BACKGROUND

         Embassy Acquisition Corp. (now known as Orthodontix, Inc. (the "Company")) was formed in November 1995 to seek to effect a business combination with an acquired business. On April 16, 1998, the Company consummated a merger with Orthodontix Subsidiary, Inc. (formerly known as Orthodontix, Inc. ("Ortho Sub")), resulting in Ortho Sub becoming a wholly owned subsidiary corporation of the Company (the "Merger"). Ortho Sub was an orthodontic practice management company formed to affiliate with orthodontic practices and manage the business aspects of such practices, including billing, collections, cash management and payroll processing, in exchange for a management fee. Under the terms of the Merger, the Company, among other things, issued a total of 3,341,721 shares of its common stock, par value $.0001 (the "Common Stock") (representing approximately 56.8% of its Common Stock subsequent to the Merger) in exchange for all of the outstanding shares of Common Stock of Ortho Sub, the acquisition of certain assets and the assumption of certain liabilities of 26 orthodontic practices (the "Founding Practices" or the "Affiliated Practices") and the entering into of long-term administrative services agreements. In connection with the closing of the Merger, the Company changed its name to Orthodontix, Inc. and began providing practice management services to the Founding Practices. The Merger resulted in both a change in the majority equity ownership and management of the Company and the cessation of the Company's business operations as previously conducted. The Merger was accounted for as a capital transaction equivalent to the issuance of stock for the net monetary assets of the Company accompanied by a recapitalization of Ortho Sub. As further discussed in Note 1 to the Company's Consolidated Financial Statements, the acquisition of certain assets and the assumption of certain liabilities of the Founding Practices was accounted for in accordance with Securities and Exchange Commission's Staff Accounting Bulletin No. 48, "Transfers of Nonmonetary Assets by Promoters or Shareholders." The Founding Practices included 26 orthodontists operating 46 offices in 11 states. No further practice affiliations occurred.

CESSATION OF THE ORTHODONTIC PRACTICE MANAGEMENT BUSINESS OF THE COMPANY

         As of June 6, 2000, the Company terminated its affiliation with all orthodontic practices except Dr. Stephen Grussmark's practice. The Company is in discussions with Dr. Grussmark regarding his practice's affiliation with the Company. Dr. Grussmark is the Chief Executive Officer and a member of the Board of Directors of the Company. The Company has not provided any management services since November 1999 and accordingly, has generated no fee revenue since November 1999. In connection with the termination of its affiliation with the orthodontic practices, the Company sold orthodontic practice assets back to the practices, terminated its management relationship with such practices, and received in the aggregate $1,341,285 in cash, $691,300 in notes receivable and 1,948,150 shares of the Company's Common Stock.

         To the extent the Company terminates its affiliation with Dr. Grussmark's practice (the "Remaining Practice"), the Company presently intends to seek to effect a business combination. There can be no assurances that the Company will enter into an arrangement to terminate its affiliation with the Remaining Practice on terms favorable to the Company, if at all.

EMPLOYEES

         The Company currently has no full-time employees and one part-time employee.

ITEM 2. DESCRIPTION OF PROPERTY

         The Company leases, on a month to month basis, approximately 400 square feet of office space in Miami, Florida from an unaffiliated third party for a monthly rental amount of approximately $1,100. The Company currently maintains, at no cost to the Company, its executive offices in approximately 500 square feet of office space located at 1428 Brickell Avenue, Suite 105, Miami, Florida 33131. This office space is leased by the Company from Ivenco, Inc., a firm of which Ernest Halpryn, the father of Glenn L. Halpryn, and Noah Silver, a director of the Company, are officers.

ITEM 3. LEGAL PROCEEDINGS

         None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the fourth quarter of the fiscal year ended December 31, 2000, no matters were submitted to a vote of security holders of the Company.

                                     PART II

ITEM  5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         From April 2, 1996, when the Common Stock commenced trading, through May 28, 1998, the Common Stock was quoted for trading in the over-the-counter electronic bulletin board market (the "OTC Bulletin Board") under the symbol "MBCA." From May 29, 1998 through November 16, 1999, the Company's Common Stock was listed on The Nasdaq SmallCap Market and was traded under the symbol "OTIX." On November 17, 1999, the Company's Common Stock was delisted from the Nasdaq SmallCap Market and commenced being quoted for trading on the OTC Bulletin Board under the symbol "OTIX." The following table shows the (i) reported high and low bid quotations for the Common Stock obtained from the OTC Bulletin Board (for quotes from November 17, 1999 through December 31, 2000); and (ii) reported high and low sales prices on The Nasdaq SmallCap Market (for quotes from January 2, 1999 through November 16, 1999). The high and low bid prices for the periods indicated are interdealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.


OTC Bulletin Board                                                     Low Bid          High Bid
---------------------------------                                   -------------    -------------
1999

         Fourth Quarter (from November 17, 1999).................      $.0625            $.2500

2000

         First Quarter (thru March 20)...........................      $.0625            $.1250
         Second Quarter..........................................      $.0625            $.3750
         Third Quarter...........................................      $.15625           $.53125
         Fourth Quarter..........................................      $.1400            $.2500


Nasdaq SmallCap Market                                                   Low              High
--------------------------------                                       ------            ------

1999

         First Quarter...........................................      $1.000            $2.625
         Second Quarter........................................        $.1250            $1.000
         Third Quarter..........................................       $.2500            $1.125
         Fourth Quarter (thru November 16, 1999).........              $1.000            $1.125

         The approximate number of holders of record of the Company's Common Stock, as of April 12, 2001, amounts to 56, inclusive of those brokerage firms and/or clearing houses holding the Company's shares of Common Stock for their clientele (with each such brokerage house and/or clearing house being considered as one holder).

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

RESULTS OF OPERATIONS

FISCAL YEARS ENDED DECEMBER 31, 2000 AND DECEMBER 31, 1999.

         MANAGEMENT SERVICE FEE REVENUE. For the fiscal year ended December 31, 2000, no management services were provided by the Company and accordingly, no management service fee revenue was recorded by the Company. For the fiscal year ended December 31, 1999, management service fee revenue reported by the Company was derived by principally applying the appropriate management fee percentage to the adjusted accrual based patient revenue, and adding the reimbursement from the Affiliated Practices of practice expenses paid by the Company. Management service fee revenue for the year ended December 31, 1999 was approximately $3.6 million.

         DIRECT PRACTICE AND CORPORATE EXPENSES. Direct practice expenses include clinical and other practice expenses. Corporate expenses include corporate general and administrative expenses. For the fiscal year ended December 31, 2000, no management services were provided by the Company and accordingly, no direct practice expenses were incurred. The Company incurred direct practice expenses of approximately $2.8 million for the year ended December 31, 1999. The Company's direct practice expenses consist primarily of salaries and benefits, orthodontic supplies, rent, advertising and marketing, general and administrative and depreciation. The Company also incurred corporate general and administrative expenses, which included provisions for losses on advances to Affiliated Practices, an asset impairment charge and the gain on the sale of certain assets and liabilities of Affiliated Practices, of approximately $350,000 for the year ended December 31, 2000 and approximately $1.9 million for the year ended December 31, 1999.

         INTEREST INCOME. Interest income represents interest earned on excess cash balances invested primarily in short-term money market accounts and overnight repurchase agreements as well as amounts payable from certain formerly affiliated orthodontists.

         NET LOSS. For the years ended December 31, 2000 and 1999, the Company recorded a net loss of approximately $106,000 and $998,000, respectively, or approximately $0.03 and $.19 per share, respectively.

         Included in the expenses for the year ended December 31, 2000 are non cash expenses of approximately $22,000 related principally to the issuance by the Company to a non-employee director of stock options (which director resigned in March 2000 and accordingly, forfeited all of his stock options) and options issued to members of the Company's Advisory Board, all of which have been forfeited. Included in the expenses for the year ended December 31, 1999 are non-cash expenses totalling approximately $1,002,000. Non cash expenses are comprised of amounts related to stock options issued to nonemployee directors and to members of the Company's Advisory Board, depreciation, the allowance on advances to Affiliated Practices and an asset impairment charge. The Company's net loss, excluding non cash expenses (other than the allowance on advances to Affiliated Practices and the asset impairment charge) was approximately $84,000 and $680,000 for the years ended December 31, 2000 and 1999, respectively. Net loss excluding non-cash expenses is not presented as an alternative to operating results or cash flow from operations as determined by generally accepted accounting principles (GAAP) but rather to provide additional information related to the ability of the Company to meet its cash flow needs. This information should not be considered in isolation from, or construed as having greater importance than GAAP operating income/loss or cash flows from operations as a measure of an entity's performance.

LIQUIDITY AND CAPITAL RESOURCES/PLAN OF OPERATION

         As of December 31, 2000, the Company had a working capital balance of approximately $1.2 million. The Company continues to anticipate the primary uses of capital will include general and administrative costs and costs related to the termination of its affiliation with the Remaining Practice and if the termination occurs, expenses associated with seeking to effect a business combination.

         As of December 31, 2000 and December 31, 1999, the Company had cash and cash equivalents and short-term investments of $1.6 million and $1.5 million, respectively. As of December 31, 2000 and December 31, 1999, the Company had total liabilities of approximately $561,000 and $459,000, respectively. The Company's cash is currently invested in money market accounts and overnight repurchase agreements. The Company's short-term investments consist of certificates of deposits. The Company believes that its operating funds will be sufficient for its cash expenses for at least the next twelve months.

FORWARD LOOKING INFORMATION MAY PROVE INACCURATE

         This Annual Report on Form 10-KSB contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on current plans and expectations of the Company and involve risks and uncertainties that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements. Important factors that could cause actual results to differ include, among others, the Company's inability to terminate its affiliation with the Remaining Practice, and the ability of the Company to locate a business combination opportunity.

OUTLOOK AND UNCERTAINTIES

         The Company's financial condition and results are subject to substantial risks and uncertainties, certain of which are summarized below:

         The termination of the affiliation with the Remaining Practice including the sale back of its practice assets is contingent upon the negotiation of a definitive agreement between the Company and the Remaining Practice. No assurances can be given that the Company will be able to consummate the termination of its affiliation with the Remaining Practice, or that such termination will take place in a timely manner. In the event the Company terminates its affiliation with the Remaining Practice, there can be no assurances that it will effect a business combination on terms satisfactory to the Company, if at all.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

The current directors and executive officers of the Company are as follows:

NAME                                AGE       POSITION
----                                ---       --------

Glenn Halpryn                        40       Chairman of the Board of
                                              Directors, President and Secretary

Stephen Grussmark, DDS, MSD          59       Chief Executive Officer and Chief
                                              Clinical Officer, Director

Alan Jay Weisberg                    55       Acting Chief Financial Officer,
                                              Director

Noah M. Silver                       42       Director


        Glenn L. Halpryn has been President, Secretary and Chairman of the Board of Directors of the Company since April 2001. Mr. Halpryn has been a member of the Board of Directors since its inception, and was President of the Company from inception through the closing of the Merger. Since 1985, Mr. Halpryn has been engaged in real estate investment and development activities, including the management, finance and leasing of commercial real estate. From April 1988 through June 1998, Mr. Halpryn was Vice Chairman of Central Bank, a Florida state-chartered bank. Since June 1987, Mr. Halpryn has been the President of and beneficial holder of stock of United Security Corporation, a broker-dealer registered with the NASD ("United Security"). From June 1992 through May 1994, Mr. Halpryn served as the Vice President, Secretary-Treasurer of Frost Hanna Halpryn Capital Group, Inc., a "blank check" company whose business combination was effected in May 1994 with Sterling Healthcare Group, Inc. From June 1995 through October 1996, Mr. Halpryn served as a member of the Board of Directors of Sterling Healthcare Group, Inc.

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

         Alan Jay Weisberg has been the Company's Acting Chief Financial Officer since September 1999 and a member of the Board of Directors and Treasurer of the Company since April 2001. Since July 1986, Mr. Weisberg has been a stockholder in the accounting firm of Weisberg Brause & Co., Miami, Florida.
Mr. Weisberg has been the principal financial officer of United Security since June 1987.

         Noah M. Silver has been a member of the Company's Board of Directors since April 2001. Since March 2000, Mr. Silver has been the Chief Financial Officer of Ivenco, Inc., a private investment firm in which Ernest Halpryn, D.D.S., the father of Glenn Halpryn, is an officer. During 1999, Mr. Silver was a consultant to the Company. From January 1997 through February 1999, Mr. Silver was the President of Dryclean USA Florida Division and Dryclean USA Franchise Company. From April 1995 through December 1996, Mr. Silver was the Florida Division Controller and Vice President of Dryclean USA, the parent company of Dryclean USA Florida Division. Mr. Silver is a Certified Public Accountant and a Certified Financial Manager and has earned a Master of Accounting Degree.

         F.W. Mort Guilford served as the Company's President, Secretary and Treasurer and as a member of the Company's Board of Directors from April 1998 until his resignation in April 2001. Stephen J. Dresnick served as the Chairman of the Board of Directors of the Company from November 1995 until his resignation in April 2001. William Thompson, D.D.S. served as a member of the Board of Directors from April 1998 until his resignation in April 2001. Stephen Bittel served as a member of the Board of Directors from October 1998 until his resignation in March 2000. Gary Gerson served as a member of the Board of Directors from April 1998 until his resignation in April 2000.

         Each director serves until the next annual meeting of shareholders and until his successor is elected and qualified. Each officer is appointed to serve until the next annual meeting of the Board of Directors and until his successor has been appointed and qualified.

         In January 2001, after the Company had terminated its affiliation with all of the Affiliated Practices except the Remaining Practice, which terminations, consisted of, among other things, the surrender by the Affiliated Practices of the shares of the Company's Common Stock acquired in connection with the Merger, the Board of Directors of the Company formed an Independent and Special Committee of the Board of Directors (the "Independent Committee"), the members of which were Glenn Halpryn and William Thompson, D.D.S. The purpose of the Independent Committee was to analyze the advisability of the Company entering into a transaction whereby certain officers, directors and professionals would surrender their shares of the Company's

Common Stock (the "Surrender Transaction"). For the most part, these persons acquired their shares of the Company's Common Stock in connection with the Merger. The Board of Directors delegated to the Independent Committee the authority to negotiate the terms of and if the Independent Committee deemed it to be in the best interests of the Company to do so, to enter into the Surrender Transaction on behalf of the Company. The Independent Committee considered, among other things, the administrative difficulties faced by the Company in connection with the orthodontic practice management business, the poor market reception of practice management companies generally which caused deterioration of the Company's relationship with the Affiliated Practices and the overall corporate objective of bringing finality to the Company's orthodontic practice management business.

         In April 2001, the Company and each of Stephen J. Dresnick, M.D., F.W. Mort Guilford and Charles J. Rennert entered into agreements whereby they (i) returned to the Company an aggregate of 576,187 shares of the Company's Common Stock; and (ii) forfeited options (x) to acquire an aggregate of 197,500 shares of the Company's Common Stock at a purchase price per share of $9.11 per share;
(y) to acquire 200,000 shares of the Company's common Stock at a purchase price per share of $8.00 per share. The shares of the Company's Common Stock surrendered and stock options forfeited had been acquired by such persons from the Company for nominal consideration. In connection with the surrender of the shares and the cancellation of the stock options, (i) Mr. Guilford resigned as an officer and director of the Company; (ii) Dr. Dresnick resigned as the Company's Chairman of the Board of Directors; and (iii) each of Mr. Guilford, Dr. Dresnick and Mr. Rennert exchanged mutual releases with the Company.

COMPLIANCE WITH SECTION 16(a)

         To the Company's knowledge, based solely upon the Company's review of Forms 3, 4 and 5 furnished to the Company, for the fiscal year ended December 31, 2000, no person who was a director, officer or beneficial owner of more than ten percent of the Company's outstanding Common Stock or any other person subject to Section 16 of the Securities Exchange Act of 1934 (the "Exchange Act") failed to file on a timely basis, reports required by Section 16(a) of the Exchange Act.

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

EXECUTIVE COMPENSATION

         No executive officer of the Company earned more than $100,000 during the fiscal year ended December 31, 2000. The following table sets forth the compensation earned for services rendered to the Company in all capacities for the fiscal years ended December 31, 2000, 1999 and 1998 by the Company's Chief Executive Officer and President (the "Named Executive Officers"):

                           SUMMARY COMPENSATION TABLE


                                Annual Compensation             Long Term Compensation Awards
                            --------------------------  -----------------------------------------------
Name and                                                                     Securities
Principal                                                Other Annual        Underlying      All Other
Position (1)                Year      Salary     Bonus  Compensation(2)     Options/SARs   Compensation
------------                ----      ------     -----  ---------------     ------------   ------------
Stephen Grussmark,          2000        $0        $0        $0                       0         $0
DDS, MSD, Chief             1999        $0        $0        $0                       0         $0
Executive Officer,          1998        $0        $0        $0                       0         $0
Chief Clinical
Officer and director
since April 1998

F.W. Mort Guilford,         2000        $0        $0        $0                                 $0
President, Chief            1999        $0        $0        $0                                 $0
Operating Officer           1998        $0        $0        $9,440             150,000         $0
and director from
April 1998 through
April 2001 (3)


(1) Edward Strongin, CPA, the Company's Acting Chief Financial Officer through August 1999, is a partner of Pinchasik Strongin Muskat Stein & Co., which firm was paid $172,206 by the Company during the year ended December 31, 1999 and $0 during the year ended December 31, 2000. Alan Jay Weisberg, CPA, the Company's Acting Chief Financial Officer and a member of the Company's Board of Directors since April 2001, is a partner of Weisberg Brause, which firm was paid $13,737 and $6,688 by the Company during the years ended December 31, 2000 and 1999, respectively.
(2)      Other Annual Compensation represents an automobile allowance for Mr.
         Guilford.
(3)      Mr. Guilford resigned from the Company in April 2001.

        In April 2001, the Board of Directors of the Company consisting of Glenn Halpryn, Alan Jay Weisberg, Noah Silver and Stephen Grussmark, D.D.S. recognized the extensive services that Glenn Halpryn provided to the Company for the past two years and decided to compensate Mr. Halpryn for his services to the Company during the years ended December 31, 1999 and 2000 in the amount of $50,000 for each year. Mr. Halpryn had not previously received any compensation from the Company except for directors' fees during the year ended December 31, 1998. The Board of Directors also agreed to pay to Mr. Halpryn a salary of $50,000 for the year 2001 for his service as President and Chairman of the Board of Directors of the Company. The Board of Directors also agreed to reimburse Mr. Halpryn for legal, accounting and consulting fees estimated to be approximately $200,000 paid by Mr. Halpryn from January 1999 through April 2001 for advice in connection with the termination of the Company's practice management business, the resolution of disputes with Affiliated Practices and suppliers, the negotiation of settlements with officers, directors and professionals and other strategic decisions made with respect to the Company. In connection with the reimbursement of Mr. Halpryn's professional fees, the Board of Directors concluded that the Company and its shareholders received a substantial benefit from the professional advice for which Mr. Halpryn paid.

                     STOCK OPTION GRANTS IN FISCAL YEAR 2000

         No stock options were granted to Dr. Grussmark or Mr. Guilford during the fiscal year ended December 31, 2000. No exercised or unexercised options to purchase the Company's Common Stock were held by Dr. Grussmark as of December 31, 2000. Options to acquire 150,000 shares of the Company's Common Stock at any time and from time to time for a period of five years, commencing April 16, 1998 at a per share purchase price of $9.11 were granted to Mr. Guilford in connection with the closing of the Merger (the "Guilford Options") and forfeited in April 2001 in connection with Mr. Guilford's resignation from the Company.


                                      Number of
                                      Securities         Percent of Total            Market
                                      Underlying         Options Granted to          Price on
                                      Options            Employees In                Date of          Exercise or     Expiration
Name                                  Granted            Fiscal Year                 Grant(s)         Base Price      Date
----                                  ----------         ------------------          --------         ------------    -------------
Stephen Grussmark, DDS                   --                     --                       --                --              --
F.W. Mort Guilford (1)                   --                     --                       --                --              --

(1) Mr. Guilford resigned from the Company in April 2001.

                   STOCK OPTION EXERCISES IN FISCAL YEAR 2000
                        AND FISCAL YEAR END OPTION VALUES

         The following table sets forth certain summary information concerning exercised and unexercised options to purchase the Company's Common Stock as of December 31, 2000 held by Dr. Grussmark and Mr. Guilford. Neither Dr. Grussmark nor Mr. Guilford exercised any options during the year ended December 31, 2000.


                           Shares                                                     Value of Unexercisable In-
                           Acquired                    Number of Unexercised          the-money Options at FY-
                           on          Value           Options at FY-end              end Exercisable /
Name                       Exercise    Realized(1)     Exercisable/Unexercisable      Unexercisable (2)(3)
----                       --------    -----------     -------------------------      ---------------------------
Stephen Grussmark, DDS        --            --               0 / 0                            $0 / $0

F.W. Mort Guilford            --            --               150,000 / 0                      $0 / $0


(1) The difference between the average of the high and low bid prices per share of the Common Stock as reported on the OTC Bulletin Board on the date of exercise, and the exercise or base price.

(2) The difference between the average of the high and low bid prices per share of the Common Stock as quoted on the OTC Bulletin Board on December 31, 2000, $.875, and the exercise or base price.
(3) As of December 31, 2000, Mr. Guilford held options to purchase 150,000 shares of Common Stock at $9.11 per share, all of which were currently exercisable. In April 2001, in connection with Mr. Guilford's resignation from the Company the options held by Mr. Guilford were forfeited.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL
ARRANGEMENTS

         Dr. Grussmark, an affiliated orthodontist and the orthodontist of the Remaining Practice, has no employment agreement with the Company and does not receive a salary in his capacity as the Company's Chief Executive Officer and Chief Clinical Officer. Dr. Grussmark's responsibilities included business development and acting as a liaison between the Company and the Affiliated Practices. Mr. Guilford had no employment agreement with the Company, never received a salary in his capacity as President and Chief Operating Officer, but received an automobile allowance of $1,180 monthly through August 1999. Mr. Guilford resigned from the Company in April 2001.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information known to the Company with respect to the beneficial ownership of its Common Stock as of April 12, 2001 by
(i) each stockholder known by the Company to own beneficially more than 5% of the outstanding Common Stock, (ii) each of Mr. Guilford and Dr. Grussmark, the only persons named in the Summary Compensation Table, (iii) each director of the Company, and (iv) all directors and executive officers as a group. As of April 12, 2001, there were 3,357,384 shares of Common Stock outstanding.

                             PRINCIPAL SHAREHOLDERS


Name and Address                        Shares of Common Stock         Percent
of Beneficial Owner                     Beneficially Owned (1)          Owned
-------------------                     -----------------------        -------
Stephen Grussmark, DDS, MSD                 896,956(2)                  26.72%
7400 North Kendall Drive Suite 704
Miami, FL  33156

Glenn L. Halpryn                            367,100                     10.93%
1428 Brickell Avenue, Suite 105
Miami, FL  33131

Alan Jay Weisberg                             4,201                       .13%
1428 Brickell Avenue, Suite 105
Miami, FL  33131



Noah Silver                                       0                       0%
1428 Brickell Avenue, Suite 105
Miami, FL  33131

All Officers and Directors                1,268,257                   37.78%
as a Group(2)

Total Shares Outstanding
as of April 12, 2001                      3,357,384


(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Common Stock subject to options or warrants held by that person that are currently exercisable or will become exercisable within 60 days after March 20, 2001 are deemed outstanding, while such shares are not deemed outstanding for purposes of computing percentage ownership of any other person. Unless otherwise indicated in the footnotes below, the persons and entities named in the table have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws where applicable.

(2) Represents 891,956 shares of Common Stock held in various trusts for which Dr. Grussmark or his spouse is the sole trustee and the beneficiaries of which are Dr. Grussmark, his spouse or his children.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Alan Jay Weisberg, CPA, the Company's Acting Chief Financial Officer since September 1999 and a member of the Company's Board of Directors and Treasurer since April 2001, is a partner of Weisberg Brause, which firm was paid $13,737 and $6,688 during the fiscal years ended December 31, 2000 and 1999, respectively.

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

                                          By: /s/ Glenn Halpryn
                                          --------------------------------------
                                          Glenn Halpryn, President

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


Signature                                                     Title                              Date
---------                                                     -----                              ----


                                                Chief Executive Officer
----------------------------------------        Chief Clinical Officer,
Stephen Grussmark, DDS, MSD                     Director                                    April 13, 2001


/s/ GLENN HALPRYN                               President, Chairman of the Board,
-----------------------------------------       Secretary                                   April 13, 2001
Glenn Halpryn


/s/ ALAN JAY WEISBERG                           Acting Chief Financial
------------------------------------------      Officer, Chief Accounting
Alan Jay Weisberg                               Officer, Treasurer, Director                April 13, 2001


/s/ NOAH SILVER                                 Director                                    April 13, 2001
------------------------------------------
Noah Silver


                                  EXHIBIT INDEX

    Exhibit
    Number    Exhibit Description
    -------   -------------------

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

     10.1*    1997 Orthodontix, Inc. Stock Option Plan.

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

                                LIST OF EXHIBITS

    Exhibit
    Number    Exhibit Description
    -------   -------------------

     21.1     Subsidiaries of the Company.

INDEX TO FINANCIAL STATEMENTS

                                                                         Pages
                                                                         -----

Report of Independent Certified Public Accountants                        F-2

Consolidated Financial Statements:

Consolidated Balance Sheets as of December 31, 2000 and 1999              F-3

Consolidated Statements of Operations for the years ended
     December 31, 2000 and 1999                                           F-4

Consolidated Statements of Stockholders' Equity
     for the years ended December 31, 2000 and 1999                       F-5

Consolidated Statements of Cash Flows for the years ended
     December 31, 2000 and 1999                                           F-6

Notes to the Consolidated Financial Statements                            F-7

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and
  Shareholders of Orthodontix, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Orthodontix, Inc. (the "Company") at December 31, 2000 and 1999, and the results of their operations and their cash flows for the two years then ended, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 1, the Company terminated its affiliation with twenty-five Founding Practices through December 31, 2000. Additionally, the Company is in discussion with the one remaining Founding Practice to terminate its affiliation with the Company. To the extent the Company terminates its affiliation with the one remaining Founding Practice, the Company may then seek to effect a business combination.

PricewaterhouseCoopers LLP
Miami, Florida
March 19, 2001, except as to Note 9,
  which is as of April 5, 2001

ORTHODONTIX, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2000 AND 1999
--------------------------------------------------------------------------------



                                                                              2000              1999
                                                                           -----------       -----------
                              ASSETS
Current assets:
    Cash and cash equivalents                                              $   390,739       $   407,474
    Investments                                                              1,217,218         1,061,709
    Prepaid expenses and other current assets                                  191,178           174,604
                                                                           -----------       -----------

      Total current assets                                                   1,799,135         1,643,787

Advances to Founding Practices, net of allowance of $117,000 and
    $528,000 at December 31, 2000 and 1999, respectively                         5,747            14,929
Assets held for sale, net                                                        9,318            65,597
Notes receivable and other assets                                               16,411           249,972
Deferred tax asset                                                              73,825            73,825
                                                                           -----------       -----------

      Total assets                                                         $ 1,904,436       $ 2,048,110
                                                                           ===========       ===========

           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued liabilities                               $   486,783       $   327,703
    Lease payable - current portion                                                 --            57,833
    Deferred tax liability                                                      73,825            73,825
                                                                           -----------       -----------

      Total current liabilities                                                560,608           459,361
                                                                           -----------       -----------

Commitments and contingencies

Stockholders' equity:
    Preferred stock, $.0001 par value, 100,000,000 shares authorized,
      no shares issued and outstanding                                              --                --
    Common stock, $.0001 par value, 100,000,000 shares authorized,
      3,933,571 and 4,200,849 shares issued and outstanding at
      December 31, 2000 and 1999, respectively                                     393               420
    Additional paid-in capital                                               4,409,502         4,527,496
    Accumulated deficit                                                     (2,958,032)       (2,852,423)
    Less: Deferred compensation - stock options                                     --           (86,744)
          Common stock receivable                                             (108,035)               --
                                                                           -----------       -----------

      Total stockholders' equity                                             1,343,828         1,588,749
                                                                           -----------       -----------
      Total liabilities and stockholders' equity                           $ 1,904,436       $ 2,048,110
                                                                           ===========       ===========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

ORTHODONTIX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
--------------------------------------------------------------------------------



                                                           2000               1999
                                                        -----------       -----------
Management service fee revenue                          $        --       $ 3,554,663
                                                        -----------       -----------
Direct practice expenses:
    Salaries and benefits                                        --         1,283,253
    Orthodontic supplies                                         --           461,518
    Rent                                                         --           502,187
    Depreciation and amortization                                --            73,027
    Other                                                        --           436,546
                                                        -----------       -----------

      Total direct practice expenses                             --         2,756,531

General and administrative                                  381,852         1,524,172
Provision for losses on advances to Founding
    Practices (Note 4)                                           --           370,000
Asset impairment charge (Note 4)                                 --           315,000
Gain on the sale of certain assets and liabilities
    of Founding Practices (Note 4)                          (32,151)         (430,523)
Depreciation and amortization                                    --            90,173
                                                        -----------       -----------

      Total expenses                                        349,701         4,625,353
                                                        -----------       -----------

      Net operating loss                                    349,701         1,070,690
                                                        -----------       -----------

Other income (expense):
    Interest income                                         126,013            73,937
    Interest expense                                             --            (1,113)
    Other income                                            118,079                --
                                                        -----------       -----------

      Total other income                                    244,092            72,824
                                                        -----------       -----------

Net loss                                                $   105,609       $   997,866
                                                        ===========       ===========

Loss per common and common equivalent share:

    Basic                                               $      0.03       $      0.19
                                                        ===========       ===========
    Diluted                                             $      0.03       $      0.19
                                                        ===========       ===========

Weighted average number of common and
   common equivalent shares outstanding -
    basic and diluted                                     4,014,572         5,217,264
                                                        ===========       ===========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

ORTHODONTIX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
--------------------------------------------------------------------------------


                                    Common Stock     Additional
                                 ------------------    Paid-in     Accumulated                 Deferred   Common Stock
                                   Shares    Amount    Capital       Deficit      Subtotal   Compensation  Receivable     Total
                                 ---------   ------  ----------    -----------   ----------- ------------ ------------ -----------
Balance, December 31, 1998       5,881,721   $ 588   $ 5,607,261   $(1,854,557)  $ 3,753,292   $(398,463)  $      --   $ 3,354,829

Shares retired in connection
  with sale of assets           (1,680,872)   (168)     (922,502)           --      (922,670)         --          --      (922,670)

Net loss for the year ended
  December 31, 1999                     --      --            --      (997,866)     (997,866)         --          --      (997,866)

Deferred compensation for
  stock options issued                  --      --        57,817            --        57,817     (57,817)         --            --

Amortization of deferred
  compensation                          --      --            --            --            --     154,456          --       154,456

Forfeiture of deferred
  compensation                          --      --      (215,080)           --      (215,080)    215,080          --            --
                                 ---------   -----   -----------   -----------   -----------   ---------   ---------   -----------
Balance, December 31, 1999       4,200,849     420     4,527,496    (2,852,423)    1,675,493     (86,744)         --     1,588,749

Shares retired in connection
  with sale of assets             (267,278)    (27)      (52,972)           --       (52,999)         --          --       (52,999)

Shares to be returned in
  connection with settlements           --      --            --            --            --          --    (108,035)     (108,035)

Net loss for the year ended
  December 31, 2000                     --      --            --      (105,609)     (105,609)         --          --      (105,609)

Amortization of deferred
  compensation                          --      --            --            --            --      21,722          --        21,722

Forfeiture of deferred
  compensation                          --      --       (65,022)           --       (65,022)     65,022          --            --
                                 ---------   -----   -----------   -----------   -----------   ---------   ---------   -----------
Balance, December 31, 2000       3,933,571   $ 393   $ 4,409,502   $(2,958,032)  $ 1,451,863   $      --   $(108,035)  $ 1,343,828
                                 =========   =====   ===========   ===========   ===========   =========   =========   ===========





              The accompanying notes are an integral part of these
                       consolidated financial statements.

ORTHODONTIX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
--------------------------------------------------------------------------------



                                                                                        2000              1999
                                                                                     -----------       -----------
Cash flows from operating activities:
    Net loss                                                                         $   105,609       $   997,866
    Adjustments to reconcile net loss to net cash used in
      operating activities:
      Depreciation and amortization                                                           --           163,200
      Bad debt expense                                                                        --            99,431
      Noncash compensation expense                                                        21,722           154,456
      Noncash stock settlement                                                          (108,035)               --
      Provision for advances to Founding Practices                                            --           370,000
      Asset impairment charge                                                                 --           315,000
      Gain on sale of certain practice assets                                            (32,151)         (430,523)
      Gain on settlement of lease                                                        (22,833)               --
      Changes in assets and liabilities (net of practice assets acquired/sold):
        Billed and unbilled patient receivables                                               --           (20,347)
        Advances to Founding Practices                                                   (12,601)         (155,267)
        Prepaid expenses and other current assets                                         25,105           (20,470)
        Other assets                                                                          --           (14,434)
        Accounts payable and accrued liabilities                                         181,294          (389,952)
        Amounts payable to Founding Practices                                                 --          (353,889)
        Patient prepayments                                                                   --          (127,476)
                                                                                     -----------       -----------

          Net cash used in operating activities                                          (53,108)       (1,408,137)
                                                                                     -----------       -----------

Cash flows from investing activities:
    Purchase of property and equipment                                                        --           (29,304)
    Proceeds from the sale of certain practice assets                                     35,000         1,105,185
    Redemption of investments                                                          2,244,662                --
    Purchase of investments                                                           (2,400,171)       (1,061,709)
    Payment of notes receivable                                                          191,882           518,262
                                                                                     -----------       -----------

          Net cash provided by investing activities                                       71,373           532,434
                                                                                     -----------       -----------

Cash flows from financing activities:
    Payment of lease obligation                                                          (35,000)           (6,304)
                                                                                     -----------       -----------

          Net cash used in financing activities                                          (35,000)           (6,304)
                                                                                     -----------       -----------

Net decrease in cash and cash equivalents                                                (16,735)         (882,007)

Cash and cash equivalents, beginning of year                                             407,474         1,289,481
                                                                                     -----------       -----------

Cash and cash equivalents, end of year                                               $   390,739       $   407,474
                                                                                     ===========       ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Interest paid                                                                    $        24       $     1,113
                                                                                     ===========       ===========





              The accompanying notes are an integral part of these
                       consolidated financial statements.

ORTHODONTIX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND 1999
--------------------------------------------------------------------------------

1.     DESCRIPTION OF BUSINESS

       On April 16, 1998, Orthodontix, Inc. and subsidiaries ("Orthodontix" or the "Company") consummated a merger (the "Merger") with Embassy Acquisition Corp. ("Embassy"), a publicly held Florida corporation. As a result of the Merger, each outstanding share of common stock of Orthodontix converted into one share of Embassy common stock and Embassy's name was changed to Orthodontix. Additionally, the Company authorized a class of Preferred Stock consisting of 100,000,000 shares, par value $.0001. The Merger has been treated as a capital transaction equivalent to the issuance of 2,540,000 shares of common stock by the Company for the net monetary assets of Embassy of approximately $7.4 million at the closing accompanied by a recapitalization of Orthodontix.

       On April 16, 1998, the Company acquired, simultaneously with the closing of the Merger, certain assets and assumed certain liabilities of 26 orthodontic practices (the "Founding Practices") (collectively referred to as the "Affiliated Acquisitions"), with the net book value of approximately $1.3 million, in exchange for 2,041,721 shares of common stock and approximately $3.4 million in cash. The Company did not employ orthodontists or control the practice of orthodontics by the orthodontists employed by professional corporations (collectively referred to as the "Affiliated Practices"). The Company executed Administrative Service Agreements with separately formed professional associations (the "PCs") and does not hold any equity ownership interest in the PCs, therefore, the Affiliated Acquisitions were not deemed to be business combinations. Because each of the owners of the Founding Practices was a Promoter of the transaction, in accordance with the Securities and Exchange Commission's Staff Accounting Bulletin No. 48, "Transfers of Nonmonetary Assets by Promoters or Shareholders", transferred nonmonetary assets and assumed liabilities were accounted for at the historical cost basis of the Founding Practices and any monetary assets assumed and any monetary liabilities included in the Affiliated Acquisitions were recorded at fair value. The cash consideration paid in excess of net assets transferred was reflected as a dividend paid by the Company.

       Under the Administrative Services Agreements, the Company provided management services which included consultation and other activities regarding the suitability of facilities and equipment, nonprofessional staffing, regulatory compliance, productivity improvements, inventory and supplies management, information systems management, and, subject to applicable law, other services as the Company deemed necessary to meet the day-to-day requirements of the Founding Practices. The Company was paid a management fee for its services under the Administrative Service Agreements which had terms of 40 years and was subject to renegotiations at the end of such terms.

ORTHODONTIX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND 1999
--------------------------------------------------------------------------------

1.     DESCRIPTION OF BUSINESS, CONTINUED

       During the year ended December 31, 1999, the Company began to terminate its affiliation with the Founding Practices. In connection with the termination of its affiliation with the Founding Practices, the Company sold certain practice assets, consisting principally of accounts receivable and property and equipment, and certain liabilities to the Founding Practices in exchange for cash and shares of the Company's common stock. During the year ended December 31, 1999, the Company terminated its affiliation with twenty-one practices. Additionally, during the year ended December 31, 2000, the Company terminated its affiliation with an additional four Founding Practices. The Company is in discussions to terminate its affiliation with the one remaining Founding Practice. The Company ceased providing management services in November 1999.

       The Company has an accumulated deficit of $2,958,032 at December 31, 2000, as a result of start-up activities prior to Merger and losses incurred by the Company as a result of operations since the Merger. To the extent the Company terminates its affiliation with the remaining Founding Practice, the Company may then seek to effect a business combination. There can be no assurances that the Company will enter into arrangements to terminate its affiliation with the remaining Founding Practice on terms favorable to the Company or the effort to effect a business combination will be successful.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       BASIS OF PRESENTATION

       The accompanying consolidated financial statements include the accounts of Orthodontix and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated in the preparation of the consolidated financial statements.

       The Company did not meet the conditions and, therefore, did not consolidate the results of operations of the Founding Practices into its consolidated statements of operations while the Funding Practices operated under Administrative Services Agreements with the Company.

       USE OF ESTIMATES

       The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

ORTHODONTIX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND 1999
--------------------------------------------------------------------------------

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

       CASH AND CASH EQUIVALENTS

       The Company considers all highly liquid financial instruments with maturities of 90 days or less at the date of purchase to be cash equivalents.

       The Company maintains its cash and cash equivalents, which consist principally of demand deposit accounts, money market accounts and overnight repurchase agreements, with financial institutions. The balance in demand deposit accounts, at times, may exceed FDIC insurance limits.

       INVESTMENTS

       The Company's investments consist of certificates of deposit with maturities of 90 days or more at the date of purchase. Such investments are with what management believes to be high quality financial institutions, and thus, limits its credit exposure. At times, balances in a certificate of deposit with a financial institution may be in excess of the federally insured limit of $100,000. The investments are carried at cost plus accrued interest, which approximates the fair value.

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

       At December 31, 2000 and 1999, patient accounts receivables, unbilled patient receivables and patient prepayments were recorded as assets held for sale (see Note 4).

       ADVANCES TO/AMOUNTS PAYABLE TO FOUNDING PRACTICES

       From time to time, certain funds were advanced to the Founding Practices to cover expenses and for working capital purposes. In addition, at the time of the Merger, certain amounts were collected and disbursed by the Founding Practices in connection with the Company's transition to centralized cash collection and disbursement procedures. To the extent the net amounts (the difference between collections and disbursements during this initial period) had not been remitted by the Founding Practices, such amounts were recorded as advances to Founding Practices. Such amounts were due to the Company on demand.

ORTHODONTIX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND 1999
--------------------------------------------------------------------------------

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

       ADVANCES TO/AMOUNTS PAYABLE TO FOUNDING PRACTICES, CONTINUED

       As a result of negotiating repayment terms with the Founding Practices, the Company recorded an allowance of approximately $117,000 and $528,000 at December 31, 2000 and 1999, respectively, related to the collectability of such amounts. This included an allowance in the amount of $370,000 recorded during the year ended December 31, 1999 related to the collectability of such advances to Founding Practices. The allowance principally related to the value of the stock returned to the Company in connection with the termination of its affiliation with the Founding Practices. In connection with the Company's termination of its affiliation with the Founding Practices, such advances to/amounts payable to the Founding Practices were settled.

       PROPERTY AND EQUIPMENT, NET

       Property and equipment is stated at historical cost. Depreciation of property and equipment was calculated using the straight-line method over the estimated useful lives of the assets of three to five years.

       At December 31, 1999, the Company accelerated the depreciation on all remaining property and equipment due to the termination of its affiliation with the Founding Practices. At December 31, 2000 and 1999, certain property and equipment used by the Founding Practices was reclassified as assets held for sale (see Note 4).

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

       In November 1999, the Company ceased providing management services to any Founding Practices and, accordingly, the Company did not record any management service fee revenue subsequent to that time (see Note 1).

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

ORTHODONTIX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND 1999
--------------------------------------------------------------------------------

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

       EARNINGS PER SHARE

       Basic earnings per share is calculated by dividing the net income or loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing the net income or loss by the weighted average number of common and potential common equivalent shares outstanding during the period. Potential common shares consist of the dilutive effect of outstanding options calculated using the treasury stock method. Potential common shares for 2000 and 1999 are antidilutive and, thus, are excluded from the calculation of earnings per share.

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

3.     ACCOUNTS PAYABLE AND ACCRUED EXPENSES

       Accounts payable and accrued expenses consists of the following at December 31, 2000 and 1999:

                                                   2000              1999
                                                 --------          ---------

       Accounts payable                          $ 83,884          $ 312,304
       Other accrued expenses                     402,899             15,399
                                                 --------          ---------
                                                 $486,783          $ 327,703
                                                 ========          =========

ORTHODONTIX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND 1999
--------------------------------------------------------------------------------

4. ASSETS HELD FOR SALE AND TERMINATION OF AFFILIATION WITH CERTAIN FOUNDING PRACTICES

       During the years ended December 31, 2000 and 1999, the Company sold certain practice assets, consisting principally of accounts receivable and property and equipment, and certain liabilities to four and twenty-one Founding Practices, respectively. As a result of the transactions occurring during the year ended December 31, 2000, the Company received $35,000 in cash and 267,278 shares of the Company's common stock. The total consideration received during the year ended December 31, 2000 in connection with these transactions was valued at approximately $88,000. As a result of the transactions occurring during the year ended December 31, 1999, the Company received $1,306,285 in cash, $691,300 in notes receivable and 1,680,872 shares of the Company's common stock. The total consideration received during the year ended December 31, 1999 in connection with these transactions was valued at approximately $2,920,000. In addition, during 2000 and 1999, the amounts received by the Company from the Founding Practices included amounts that repaid or settled amounts outstanding that had been classified as Advances to Founding Practices.

       At December 31, 2000, in connection with previous transactions, the outstanding balance of the notes receivable received by the Company from Founding Practices was $198,823, of which $184,613 is included in prepaid expenses and other current assets as such amounts are expected to be repaid in 2001. The interest rates on these notes range from 6.5% to 8% per annum and have aggregate maturities of $184,613 and $14,210 for the years ended December 31, 2001, and 2002, respectively. At December 31, 1999, the outstanding balance of the notes receivable received by the Company from Founding Practices was $390,361, of which $142,590 was included in prepaid expenses and other current assets as such amounts were expected to be repaid in 2000.

       As a result of these transactions, the Company recorded a net gain on the disposition of net assets of approximately $32,000 and $431,000 for the years ended December 31, 2000 and 1999, respectively. Such gain for the year ended December 31, 1999 excludes an asset impairment charge related to the assets sold in these transactions of approximately $285,000 that was recorded by the Company during the quarter ended March 31, 1999 and an additional asset impairment charge of $30,000 that was recorded by the Company during the quarter ended December 31, 1999. Such impairment charges were recorded by the Company in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of". These charges represent the amount necessary to reduce the cost in excess of fair value to reflect the difference between the carrying value of certain practice assets and the estimated proceeds from the sale of such assets to these Founding Practices at the time such impairment charges were recorded.

ORTHODONTIX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND 1999
--------------------------------------------------------------------------------

4. ASSETS HELD FOR SALE AND TERMINATION OF AFFILIATION WITH CERTAIN FOUNDING PRACTICES, CONTINUED

       The assets sold or settled as a result of the transactions, described above, were as follows:


                                                             2000               1999
                                                         -----------       -----------
       Billed and unbilled patient receivables, net      $    63,283       $   920,234
       Property and equipment, net                            25,926           670,841
       Notes receivable                                           --           367,706
       Advances to Founding Practices, net                     9,182           720,666
       Other assets and liabilities, net                     (42,543)           95,286
                                                         -----------       -----------
                                                              55,848         2,774,733
       Less: impairment charge                                    --          (285,000)
                                                         -----------       -----------
                                                         $    55,848       $ 2,489,733
                                                         ===========       ===========

       In addition, in connection with these transactions, certain orthodontists who were affiliated with the Founding Practices and served on the Company's Advisory Board resigned such positions and their vested options were returned to the Company and their unvested options were cancelled. As a result, the Company recorded a reduction in deferred compensation of $37,318 and $215,080 for the years ended December 31, 2000 and 1999, respectively.

       In 1999, in connection with the discussions to terminate its affiliation with the remaining Founding Practices, the Company entered into standstill arrangements with these Founding Practices. Therefore, at December 31, 2000 and 1999, the Company classified the following practice assets and liabilities related to the one and five, respectively, remaining Founding Practice as assets held for sale:


                                                           2000            1999
                                                         ---------       ---------
       Billed and unbilled patient receivables, net      $  50,655       $ 113,938
       Property and equipment, net                           8,530          34,456
       Other assets and liabilities, net                   (19,867)        (52,797)
                                                         ---------       ---------
                                                            39,318          95,597
       Less: impairment charge                             (30,000)        (30,000)
                                                         ---------       ---------
       Assets held for sale, net                         $   9,318       $  65,597
                                                         =========       =========



       As of December 31, 2000, the Company continues discussions with the one remaining Founding Practice.

ORTHODONTIX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND 1999
--------------------------------------------------------------------------------

5.     COMMITMENTS AND CONTINGENCIES

       The Company has a month-to-month operating lease for its corporate office space. The Company also leased equipment under a capital lease, which was scheduled to expire in 2002. At December 31, 1999, the Company was delinquent on payment of its obligation under the capital lease. Therefore, due to the default on the obligation of the Company, the outstanding capital lease obligation of approximately $58,000 at December 31, 1999 was classified as a current liability. During the year ended December 31, 2000, the Company settled this lease obligation in full. The Company paid $35,000 in cash as full settlement of the lease obligation and returned the leased equipment to the lessor. As a result, the Company recorded approximately $23,000 in other income related to the settlement of this lease obligation.

       The Company incurred rental expense for noncancelable operating leases and month-to-month leases of approximately $10,300 and $547,000 for the years ended December 31, 2000 and 1999, respectively. Certain of the leases for orthodontic centers were with the orthodontists associated with the Founding Practices. Included in the rental expense incurred by the Company is $142,000 paid to such parties for the year ended December 31, 1999. No amounts were paid under such arrangements in 2000.

       The Company is exposed to various asserted and unasserted claims in its normal course of business. In the opinion of management, the resolution of these matters will not have a material effect on the Company's financial position, results of operations or cash flows.

6.     RELATED PARTY TRANSACTIONS

       In addition to transactions with related parties described elsewhere, the Company had the following additional related party transactions:

       Neither the individual who serves as the Company's Chief Executive Officer and Chief Clinical Officer nor the individual who serves as the Company's President and Chief Operating Officer have an employment agreement with the Company. These individuals receive no compensation except for an automobile allowance paid to the Company's President and Chief Operating Officer during a part of 1999. No car allowance was given during the year ended December 31, 2000.

       During a part of 1999, the Company shared office space and several support employees with the Company's President and Chief Operating Officer. Such amounts charged to the Company for its pro rata share of such costs amounted to approximately $49,200 for the year ended December 31, 1999 which have been included in general and administrative expenses in the accompanying statements of operations.

ORTHODONTIX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND 1999
--------------------------------------------------------------------------------

7.     INCOME TAXES

       The components of the income tax expense is as follows for the years ended December 31, 2000 and 1999:

                                                2000             1999
                                              ---------       ---------
       Deferred:
           Federal                            $ (61,665)     $(290,538)
           State                                (10,555)        (54,807)
           Change in valuation allowance         72,220         345,345
                                              ---------       ---------
                       Total                  $      --       $      --
                                              =========       =========


       The differences between the effective rate, which was 0% at December 31, 2000 and 1999, and the U.S. federal income tax statutory rates are as follows for the years ended December 31, 2000 and 1999:

                                                     2000         1999
                                                     -----      ---------

       Tax benefit at statutory rate            $ (35,907)      $(339,275)
       State income tax, net of federal benefit    (6,970)        (36,172)
       Nontaxable income                          (29,343)             --
       Change in valuation allowance               72,220         345,345
       Other, net                                      --          30,102
                                                ---------       ---------
                         Total                  $      --       $      --
                                                =========       =========

ORTHODONTIX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND 1999
--------------------------------------------------------------------------------

7.     INCOME TAXES, CONTINUED

       The significant components of deferred income tax assets and liabilities are as follows at December 31, 2000 and 1999:

                                                       2000              1999
                                                     ---------       ---------
       Deferred tax assets:
           Start-up expenses                         $ 142,040       $ 202,915
           Net operating loss carryforward             504,421         384,009
           Allowance for receivables and advances       55,269         209,975
           Nonqualified stock options                       --          61,562
           Accrued expenses                             37,630              --
           Other, net                                    3,074           2,118
                                                     ---------       ---------

                                                       742,434         860,579
           Valuation allowance                        (668,609)       (712,929)
                                                     ---------       ---------

                                                     $  73,825       $ 147,650
                                                     =========       =========

       Deferred tax liabilities:
           Accounts receivable                       $  73,825       $ 147,650
                                                     ---------       ---------

           Total                                     $  73,825       $ 147,650
                                                     =========       =========

       The long-term deferred tax asset of $147,650 at December 31, 1999 is shown net of the long-term deferred tax liability of $73,825.

       The Company has recorded a valuation allowance at December 31, 2000 and 1999 with respect to the deferred tax assets to the extent that management has determined that it is more likely than not that the benefit of such amounts will not be realized.

       The Company has net operating loss carryforwards for federal and state tax purposes of approximately $1,316,000 and $1,570,000, respectively, at December 31, 2000. Such net operating loss carryforwards expire commencing in 2019.

8.     STOCK OPTION PLAN

       In conjunction with the Merger, the Company adopted an option plan (the "Option Plan") that provides for granting up to 500,000 shares of common stock by November 18, 2007. The Option Plan provides for the issuance of incentive stock options and non-qualified stock options. Under the Option Plan, options may be granted at not less than the fair market value of the stock on the date of the grant. The term of each option generally may not exceed ten years. At December 31, 1999, options to acquire 180,000 of the Company's common stock were granted under the Option Plan.

ORTHODONTIX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND 1999
--------------------------------------------------------------------------------

8.     STOCK OPTION PLAN, CONTINUED

       In March 1999, the Company granted to each non-employee director, an option for a period of two years to acquire 20,000 shares (100,000 shares in total) of the Company's common stock at an option price of $1.75 per share. In addition, the Company granted one of the non-employee directors an additional option to acquire 80,000 shares of the Company's common stock under the same terms. These options vested immediately and are forfeited if the non-employee director is longer a director for the Company. The additional option was to compensate the director for other services which the director has and will provide to the Company over a period of two years. The Company determined the fair value of this option to be approximately $58,000 based on the Black-Scholes option-pricing model (the "Model"). Such amount was recorded as unearned compensation and was being amortized over the two-year period which the director was anticipated to provide other services to the Company. The fair value of this additional option granted to the non-employee director was estimated on the date of grant, using the Model, with the following assumptions used: no dividend yield; expected volatility of the underlying stock of 128%; risk-free interest rate of 5%; and expected life of the option of two years.

       In addition, underwriter options, originally issued by Embassy in connection with their initial public offering, to purchase 120,000 shares of common stock at an exercise price of $7.80 per share, are outstanding. Such options are exercisable for a period of five years commencing April 2, 1996.

       The Company granted options to acquire 97,500 shares of the Company's common stock granted to members of the Company's Advisory Board, who were non-employees. The fair value of such options was determined to be approximately $522,000 based on the Model. Such amount was recorded as unearned compensation and was being amortized over the three-year period that these options vest. The fair value of each option granted to such non-employee Advisory Board member was estimated on the date of grant using the Model and the following assumptions: no dividend yield; expected volatility of the underlying stock of 70%; risk-free interest rate of 5.57% covering the related option periods; and expected lives of the options of 2 to 5 years based on the related option periods.

       In connection with the Affiliated Acquisitions, options to purchase up to 291,303 shares of common stock were granted to certain orthodontists. Such options were not exercisable until the orthodontists' practices reached certain revenue levels over a five-year period. In connection with the termination of its affiliation with the Founding Practices, such options were cancelled in 1999.

       The compensation expense related to the non-employee directors and members of the Company's Advisory Board was $21,722 and $154,456 for the years ended December 31, 2000 and 1999, respectively. At December 31, 2000 and 1999, the unamortized deferred compensation, which is included as a separate component of stockholder's equity, was $0 and $86,744, respectively.

ORTHODONTIX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND 1999
--------------------------------------------------------------------------------

8.     STOCK OPTION PLAN, CONTINUED

       A summary of the Company's stock option activity and related information is as follows:


                                                                                     Weighted
                                                      Number     Option Price         Average     Expiration
                                                     of Shares     Per Share       Exercise Price    Date
                                                     ---------   -------------     -------------- ----------
      Outstanding at December 31, 1998                750,000    $7.29 - $9.11           $8.46     2001 - 2004

      Granted                                         180,000             1.75            1.75         2001
      Exercised                                            --               --              --              --
      Forfeited                                       107,500     7.29 -  9.11            8.77     2001 - 2004
                                                      -------    -------------           -----

      Outstanding at December 31, 1999                822,500     1.75 -  9.11            6.95     2001 - 2004

      Granted                                              --               --              --              --
      Exercised                                            --               --              --              --
      Forfeited                                       142,500     1.75 -  9.11            2.91     2001 - 2004
                                                      -------    -------------           -----

      Outstanding at December 31, 2000                680,000     1.75 -  9.11            7.80     2001 - 2003
                                                      =======    =============           =====

      Exercisable at December 31, 2000                680,000     1.75 -  9.11            7.80     2001 - 2003
                                                      =======    =============           =====

      Exercisable at December 31, 1999                680,000    $1.75 - $9.11           $7.10     2001 - 2003
                                                      =======    =============           =====


       The options expire at varying times through April 2004. The exercise price of the options ranged from $1.75 to $9.11. The weighted-average remaining contractual life of options outstanding at December 31, 2000 is approximately two years.

       The Company has chosen to disclose pro forma net income and earnings per share as if the fair value based method was used. Had compensation expense been determined based on fair value, there would be no impact on the Company's net income and net income per share - basic and diluted for the year ended December 31, 2000. Had compensation expense been determined based on fair value, the Company's net loss and net loss per share - basic and diluted for the year ended December 31, 1999 would have been $1,070,866 and $0.21, respectively. The fair value of options granted in 1999 was estimated on the date of grant using the Model and the following assumptions: no dividend yield; expected volatility of the underlying stock of 128%; risk-free interest rate of 5%; and expected weighted average life of the options of two years.

ORTHODONTIX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND 1999
--------------------------------------------------------------------------------

9.     SUBSEQUENT EVENTS

       On April 5, 2001, the Company's Chairman of the Board of Directors and the Company's President and Chief Operating Officer, who also was a member of the Board of Directors, resigned their positions. In connection with their resignations and the execution of mutual releases with the Company, these individuals returned shares of the Company's common stock and the Company cancelled stock options to acquire 350,000 shares of common stock with exercise prices ranging from $8.00 to $9.11. As a result of this transaction, the Company recorded other income and a corresponding common stock receivable at December 31, 2000 in the amount of $95,246.

       The Company also settled certain outstanding liabilities to companies that had provided professional services to the Company. In connection with the settlement with certain professional services firms who had provided services to the Company, 68,207 shares of the Company's common stock were returned to the Company and the Company cancelled stock options to acquire 47,500 shares of common stock with an exercise price of $9.11. As a result of this transaction, the Company recorded a reduction of general and administrative expenses and a corresponding common stock receivable at December 31, 2000 in the amount of $12,789 related to the value of the common stock returned to the Company. In addition, the Company recorded a reduction of $58,417 to general and administrative expenses for the year ended December 31, 2000 related to amounts previously expensed by the Company with respect to professional services.

       In addition, the Company's Board of Directors authorized the payment of $100,000 to a member of the Company's Board of Directors who had provided services to the Company during the years ended December 31, 1999 and 2000. The Board of Directors also agreed to reimburse this individual for legal, accounting and consulting fees incurred by the individual in the amount of $174,522. Such amounts related to services provided during the years ended December 31, 1999 and 2000 in connection with the termination of the Company's practice management business and other Company matters. As a result of the actions of the Company's Board of Directors, the Company recorded additional general and administrative expenses in the amount of $274,522 for the year ended December 31, 2000.