Form 10QSB
period 2001-03-31
ORTHODONTIX INC
filed 2001-05-21
CIK 1006281

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

                        For the transition period from to

                          Commission File No. 000-27836

                                ORTHODONTIX, INC.
  -----------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charters)

           Florida                                                65-0643773
-------------------------------                              -------------------
(State or other jurisdiction of                                 (IRS Employer
 incorporation or organization)                              Identification No.)

                         1428 Brickell Avenue, Suite 105
                              Miami, Florida 33131
  -----------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (305) 371-4112
  -----------------------------------------------------------------------------
                           (Issuer's Telephone Number)


  -----------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

         Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and
(2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

         On May 11, 2001, the number of shares of outstanding Common Stock of the issuer was 3,357,384.

         Traditional Small Business Disclosure Format (check one) Yes [X] No [ ]
         Documents Incorporated by reference         None

                                ORTHODONTIX, INC.
                                   FORM 10-QSB
                          QUARTER ENDED MARCH 31, 2001

                                TABLE OF CONTENTS

PART I

Item 1. Financial Information                                                  1
Item 2. Management's Plan of Operation                                         1

PART II

Item 1. Legal Proceedings                                                      2
Item 2. Changes in Securities                                                  2
Item 3. Defaults upon Senior Securities                                        2
Item 4. Submission of Matters to a Vote of Security Holders                    2
Item 5. Other Information                                                      2
Item 6. Exhibits and Reports on Form 8-K                                       2

SIGNATURES                                                                     3

INDEX TO FINANCIAL STATEMENTS                                                F-1

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         The unaudited, condensed consolidated financial statements included herein, commencing at page F-1, have been prepared in accordance with the requirements of Regulation S-B and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (including all normal recurring adjustments) necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results of operations expected for the year ending December 31, 2001.

ITEM 2.  MANAGEMENT'S PLAN OF OPERATION

         The following discussion contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on current plans and expectations of Orthodontix, Inc. (the "Company") and involve risks and uncertainties that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements. Important factors that could cause actual results to differ include, among others, risks relating to the ability of the Company to locate and consummate an acquisition of an operating business.

         The discussion of the plan of operation should be read in conjunction with the Company's condensed consolidated financial statements and notes thereto included elsewhere in this Report.

Cessation of the Orthodontic Practice Management Business

         As of June 6, 2000, the Company had terminated its affiliation with all orthodontic practices except for the practice of Dr. Stephen Grussmark. In connection with the termination of its affiliation with the orthodontic practices, the Company sold orthodontic practice assets back to the practices, terminated its management relationship with such practices, and received in the aggregate $1,341,285 in cash, $691,300 in notes receivable and 1,948,150 shares of the Company's Common Stock.

         On May 14, 2001, the Company terminated its affiliation with the orthodontic practice of Dr. Grussmark and sold back to Dr. Grussmark his practice assets in exchange for 96,571 shares of the Company's common stock held by Dr. Grussmark. Dr. Grussmark returned to the Company an additional 345,385 shares of common stock for a cash payment of $115,000 and payment of $30,000 in legal fees incurred in connection with these transactions. Dr. Grussmark resigned his positions as Chief Executive Officer and as a member of the Board of Directors of the Company. The Company and Dr. Grussmark also exchanged mutual releases.

         The Company has not provided any management services to orthodontic practices since November 1999 and, accordingly, has generated no fee revenue since November 1999.

         With the cessation of the orthodontic practice management business, the Company intends to effect a business combination with an operating business in an industry unrelated to orthodontic practice management. There can be no assurance that the Company's efforts to effect such a business combination will be successful.

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 2001, the Company had net working capital of approximately $1,085,000 consisting primarily of cash and cash equivalents of $336,000, short-term investments in money market accounts and certificates of deposit of $1,238,000 and total liabilities of $681,000. The Company received interest income relating to its working capital during the quarter ended March 31, 2001 of approximately $27,600.

         At present, the Company expects that the primary use of working capital will be to fund the general and administrative expenses of the Company. The Company believes that its current level of funds will be sufficient for its cash expenses for at least the next twelve months. However, in the event that the Company locates an operating business with which to effect a business combination, the Company may require additional capital beyond the current level of funds available.

                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  CHANGES IN SECURITIES

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the quarter ended March 31, 2001, no matters were submitted to a vote of security holders of the Company through the solicitation of proxies or otherwise.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits.

                  None.

         (b)      Reports on Form 8-K

                  None.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            ORTHODONTIX, INC.
                            (Registrant)


Dated: May 17, 2001         By: /s/ Glenn L. Halpryn
                            ---------------------------------------
                            Glenn L. Halpryn
                            Chairman and President (Principal Executive Officer)


Dated: May 17, 2001         By: /s/ Alan Jay Weisberg
                            ---------------------------------------
                            Alan Jay Weisberg
                            Acting Chief Financial Officer
                            (Principal Financial and Accounting Officer)

INDEX TO FINANCIAL STATEMENTS

                                                                           Pages

Condensed Consolidated Balance Sheets as of March 31, 2001 (Unaudited)
     and December 31, 2000                                                  F-2

Condensed Consolidated Statements of Operations for the Three Months
     Ended March 31, 2001 and 2000 (Unaudited)                              F-3

Condensed Consolidated Statement of Changes in Stockholders' Equity for
     the Three Months Ended March 31, 2001 (Unaudited)                      F-4

Condensed Consolidated Statements of Cash Flows for the Three Months
     Ended March 31, 2001 and 2000 (Unaudited)                              F-5

Notes to the Condensed Consolidated Financial Statements                    F-6

ORTHODONTIX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                      MARCH 31, 2001    DECEMBER 31,
                                                                        (UNAUDITED)         2000
                                                                      --------------    ------------
                         ASSETS

Current assets:
     Cash and cash equivalents                                          $   336,174     $   390,739
     Investment                                                           1,237,534       1,217,218
     Prepaid expenses and other current assets                              191,913         191,178
                                                                        -----------     -----------
          Total current assets                                            1,765,621       1,799,135

Advances to Founding Practices, net of allowance of $117,000 at
     December 31, 2000                                                         --             5,747
Assets held for sale, net                                                      --             9,318
Notes and other receivables                                                  12,618          16,411
Deferred tax asset                                                           73,825          73,825
                                                                        -----------     -----------
          Total assets                                                  $ 1,852,064     $ 1,904,436
                                                                        ===========     ===========

        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued liabilities                           $   606,675     $   486,783
     Deferred tax liability                                                  73,825          73,825
                                                                        -----------     -----------
          Total current liabilities                                         680,500         560,608
                                                                        -----------     -----------
Commitments and contingencies

Stockholders' equity:
     Preferred stock, $.0001 par value, 100,000,000 shares authorized,
          no shares issued and outstanding                                     --              --
     Common stock, $.0001 par value, 100,000,000 shares authorized,
          3,933,571 shares issued and outstanding at March 31, 2001
          and December 31, 2000                                                 393             393
     Additional paid-in capital                                           4,409,502       4,409,502
     Accumulated deficit                                                 (3,130,296)     (2,958,032)
     Less: common stock receivable                                         (108,035)       (108,035)
                                                                        -----------     -----------
          Total stockholders' equity                                      1,171,564       1,343,828
                                                                        -----------     -----------
          Total liabilities and stockholders' equity                    $ 1,852,064     $ 1,904,436
                                                                        ===========     ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORTHODONTIX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                        -----------------------
                                                           2001          2000
                                                        ---------     ---------
Management service fee revenue                          $    --       $    --
                                                        ---------     ---------
Direct practice expenses                                     --            --
General and administrative                                105,824        68,180
Loss on sale of certain assets and liabilities
     of Founding Practice (Note 5)                         94,000          --
                                                        ---------     ---------
          Total expenses                                  199,824        68,180
                                                        ---------     ---------
          Net operating loss                             (199,824)      (68,180)
                                                        ---------     ---------
Other income:
     Interest income                                       27,560        26,794
                                                        ---------     ---------
          Total other income                               27,560        26,794
                                                        ---------     ---------
Net loss                                                $(172,264)    $ (41,386)
                                                        =========     =========
Loss per common and common equivalent share:
     Basic                                              $   (0.04)    $   (0.01)
                                                        =========     =========
     Diluted                                            $   (0.04)    $   (0.01)
                                                        =========     =========
Weighted average number of common and common
     equivalent shares outstanding -
     basic and diluted                                  3,933,571     4,183,112
                                                        =========     =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORTHODONTIX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN
STOCKHOLDERS' EQUITY
(UNAUDITED)

                                                            Additional                                           Total
                                     Common Stock             Paid-In        Accumulated     Common Stock    Stockholders'
                                  Shares     Amounts          Capital          Deficit        Receivable         Equity
                                ---------    -------        ----------       -----------     ------------    -------------
Balance, December 31, 2000      3,933,571    $   393        $4,409,502       $(2,958,032)     $ (108,035)     $ 1,343,828

Net loss for the period              --         --                --            (172,264)           --           (172,264)
                                ---------    -------        ----------       -----------      ----------      -----------
Balance, March 31, 2001         3,933,571    $   393        $4,409,502       $(3,130,296)     $ (108,035)     $ 1,171,564
                                =========    =======        ==========       ===========      ==========      ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORTHODONTIX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                          ---------------------
                                                             2001        2000
                                                          ---------   ---------
Cash flows from operating activities:
     Net loss                                             $(172,264)  $ (41,386)
     Adjustments to reconcile net loss to net cash
          used in operating activities:
          Noncash compensation expense                         --        17,262
          Changes in assets and liabilities                  86,579     (59,082)
                                                          ---------   ---------
               Net cash used in operating activities        (85,685)    (83,206)
                                                          ---------   ---------
Cash flows from investing activities:
     Payment of notes receivable                             31,120      51,289
                                                          ---------   ---------
               Net cash provided by investing activities     31,120      51,289
                                                          ---------   ---------
Net decrease in cash and cash equivalents                   (54,565)    (31,917)

Cash and cash equivalents, beginning of period              390,739     407,474
                                                          ---------   ---------
Cash and cash equivalents, end of period                  $ 336,174   $ 375,557
                                                          =========   =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORTHODONTIX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2001
(UNAUDITED)

1.     BASIS OF PRESENTATION:

       The accompanying unaudited condensed consolidated financial statements of Orthodontix, Inc. ("Orthodontix" or the "Company") presented herein do not include all disclosures required by accounting principles generally accepted in the United States of America for a complete set of financial statements. In the opinion of management, these financial statements include all adjustments, including normal recurring adjustments, necessary for a fair presentation of the results of interim periods.

       The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results of operations to be expected for the year ended December 31, 2001. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission on April 14, 2001.

2.     ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

       Accounts payable and accrued expenses consist of the following:

                                                  March 31, 2001    December 31,
                                                   (Unaudited)          2000
                                                  --------------    ------------
       Accounts payable                             $   82,953       $   83,884
       Accrued expenses                                523,722          402,899
                                                    ----------       ----------
                                                    $  606,675       $  486,783
                                                    ==========       ==========

3.     EARNINGS PER SHARE:

       Basic earnings per share is calculated by dividing net income or loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net income or loss by the weighted average number of common shares and potential common equivalent shares outstanding during the period. Potential common shares consist of the dilutive effect of outstanding options calculated using the treasury stock method. For the three month periods ended March 31, 2001 and 2000, the potential common shares were antidilutive; thus there was no difference in the basic net income per share and the diluted net income per share.

ORTHODONTIX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2001, Continued
(UNAUDITED)

4.     ASSETS HELD FOR SALE AND TERMINATION OF AFFILIATION WITH CERTAIN FOUNDING
       PRACTICES:

       During the three months ended March 31, 2001, the Company did not sell any practice assets. However, during the three months ended March 31, 2000, the Company sold certain practice assets, consisting principally of accounts receivable and property and equipment, and certain liabilities to two of the Founding Practices. As a result of these transactions, the Company received 134,932 shares of the Company's common stock which was valued at $16,867. Such consideration received includes amounts repaid to the Company by the Founding Practices related to amounts outstanding that previously had been classified as Advances to Founding Practices.

       The assets sold or settled as a result of the transactions during the three months ended March 31, 2000 described above, were as follows (unaudited):

       Billed and unbilled patient receivables, net              $  35,921
       Property and equipment                                       13,670
       Other assets and liabilities, net                           (32,724)
                                                                 ---------
                                                                 $  16,867
                                                                 =========

       In addition, in connection with these transactions, certain orthodontists who were affiliated with the Founding Practices and served on the Company's Advisory Board resigned such positions and their vested options were returned to the Company and their unvested options were cancelled. As a result of these transactions, the Company recorded a reduction in deferred compensation of $13,926 for the three months ended March 31, 2000. There were no such transactions for the three months ended March 31, 2001.

       In 1999, in connection with the discussions to terminate the affiliation with the remaining Founding Practices, the Company entered into standstill arrangements with these Founding Practices. Therefore, the Company classified certain practice assets and liabilities as assets held for sale at December 31, 2000 as follows:

ORTHODONTIX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2001, Continued
(UNAUDITED)

4. ASSETS HELD FOR SALE AND TERMINATION OF AFFILIATION WITH CERTAIN FOUNDING PRACTICES, Continued:

       Billed and unbilled patient receivables, net              $  50,655
       Property and equipment, net                                   8,530
       Other assets and liabilities, net                           (19,867)
                                                                 ---------
                                                                    39,318
       Less: asset impairment charge                               (30,000)
                                                                 ---------
       Assets held for sale                                      $   9,318
                                                                 =========

       As of March 31, 2001, the Company continues discussions with the one remaining Founding Practice (see Note 5).

5.     SUBSEQUENT EVENT:

       Subsequent to March 31, 2001, the Company's Chairman of the Board of Directors and the Company's President and Chief Operating Officer, who also was a member of the Board of Directors, resigned their positions. In connection with their resignations and the execution of mutual releases with the Company, these individuals returned shares of the Company's common stock and the Company cancelled stock options to acquire 350,000 shares of common stock with exercise prices ranging from $8.00 to $9.11. As a result of this transaction, the Company recorded other income and a corresponding common stock receivable at December 31, 2000 in the amount of $95,246.

       The Company also settled certain outstanding liabilities to companies that had provided professional services to the Company. In connection with the settlement with certain professional services firms that had provided services to the Company, 68,207 shares of the Company's common stock were returned to the Company and the Company cancelled stock options to acquire 47,500 shares of common stock with an exercise price of $9.11. As a result of this transaction, the Company recorded a reduction of general and administrative expenses and a corresponding common stock receivable at December 31, 2000 in the amount of $12,789 related to the value of the common stock returned to the Company. In addition, the Company recorded a reduction of $58,417 to general and administrative expenses for the year ended December 31, 2000 related to amounts previously expensed by the Company with respect to professional services.

       On May 14, 2001, the Company terminated its affiliation with the one remaining Founding Practice owned by Dr. Stephen M. Grussmark and sold certain practice assets, consisting principally of accounts receivable and property and equipment, and certain liabilities to the remaining Founding Practice. In connection with this transaction, the Company received 96,571 shares of the Company's common stock from the remaining Founding Practice.

ORTHODONTIX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2001, Continued
(UNAUDITED)

5.     SUBSEQUENT EVENT, Continued:

       In addition, in connection with this transaction, the Company paid $115,000 in cash to Dr. Grussmark as consideration for the return of 345,385 shares of the Company's common stock to the Company.

       The Company also paid $30,000 for legal expenses incurred by the remaining Founding Practice and Dr. Grussmark, individually, in connection with the transaction.

       In connection with these transactions, the Company and Dr. Grussmark executed certain mutual releases and Dr. Grussmark resigned as the Company's Chief Executive Officer and as a member of the Company's Board of Directors.

       As a result of the transactions, the Company recorded a loss in the amount of $94,000 at March 31,2001 in connection with the sale of the certain assets and satisfaction of certain liabilities and other matters described above.

6.     CONTINGENCIES:

       The Company is exposed to various asserted and unasserted claims in its normal course of business. In the opinion of management, the resolution of these matters will not have a material effect on the Company's financial position, results of operations or cash flows.