Form 10QSB
period 2001-06-30
ORTHODONTIX INC
filed 2001-08-15
CIK 1006281

                    U.S. Securities and Exchange Commission
                            Washington, D.C. 20549

                                  Form 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2001

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

                     For the transition period from ____ to ____

                         Commission File No. 000-27836

                               ORTHODONTIX, INC.
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

          Florida                                               65-0643773
-------------------------------                                 ----------
(State or other jurisdiction of                              (IRS Employer
incorporation or organization)                               Identification No.)



                        1428 Brickell Avenue, Suite 105
                             Miami, Florida 33131
       -----------------------------------------------------------------
                    (Address of principal executive offices)


                                 (305) 371-4112
       -----------------------------------------------------------------
                          (Issuer's Telephone Number)



       _________________________________________________________________
              (Former name, former address and former fiscal year,
                         if changed since last report)

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and
(2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_].

     On August 14, 2001, the number of shares of outstanding Common Stock of the issuer was 2,915,428.

     Traditional Small Business Disclosure Format (check one) Yes [X] No [_]
     Documents Incorporated by reference          None

                               ORTHODONTIX, INC.
                                  FORM 10-QSB
                          QUARTER ENDED JUNE 30, 2001

                               TABLE OF CONTENTS

PART I
Item 1. Financial Information                                    1
Item 2. Management's Plan of Operation                           1

PART II
Item 1. Legal Proceedings                                        2
Item 2. Changes in Securities                                    2
Item 3. Defaults upon Senior Securities                          2
Item 4. Submission of Matters to a Vote of Security Holders      2
Item 5. Other Information                                        2
Item 6. Exhibits and Reports on Form 8-K                         3

SIGNATURES                                                       3

INDEX TO FINANCIAL STATEMENTS                                  F-1

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

     The unaudited, condensed consolidated financial statements for Orthodontix, Inc. (the "Company") included herein, commencing at page F-1, have been prepared in accordance with the requirements of Regulation S-B and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (including all normal recurring adjustments) necessary for a fair presentation of the financial information for the interim periods reported have been made.

     The results of operations for the six months ended June 30, 2001 are not necessarily indicative of the results of operations expected for the year ending December 31, 2001.

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

     The discussion of management's plan of operation should be read in conjunction with the Company's unaudited, condensed consolidated financial statements and notes thereto included elsewhere in this Report and the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.

CESSATION OF THE ORTHODONTIC PRACTICE MANAGEMENT BUSINESS

     As of November 1999, the Company ceased providing management services to orthodontic practices and, accordingly, has generated no management service fee or other revenue since November 1999. In addition, at that time, the Company began terminating its affiliation with orthodontic practices.

     As of December 31, 2000, the Company had terminated its affiliation with all orthodontic practices, except for the practice of Dr. Stephen M. Grussmark, and had sold orthodontic practice assets back to the practices. On May 14, 2001, the Company terminated its affiliation with the orthodontic practice of Dr. Grussmark.

     In connection with the termination of the orthodontic practice management business, the Company's Chairman of the Board, the Company's Chief Executive Officer, who was a board member, and the Company's President and Chief Operating Officer, who was also a board member, resigned their positions and, together with the Company's counsel, returned 921,572 shares of common stock of the Company during the quarter ended June 30, 2001.

     In connection with the sale of the practice assets back to the practices the Company received, in the aggregate, $1,341,285 in cash, $691,300 in notes receivable and 2,044,721 shares of its Common Stock, of which 96,571 shares were received during the three months ended June 30, 2001. In addition, certain outstanding stock options were cancelled with exercise prices ranging from $8.00 to $9.11. Except for the transaction with Dr. Grussmark, the Company had recorded the sale of practice assets and the shares returned in connection with the resignations of management as of December 31, 2000, and such transactions are reflected in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

     With the cessation of the orthodontic practice management business, the Company intends to utilize its capital resources to effect a business combination with an operating business in an industry unrelated to orthodontic practice management. There can be no assurance that the Company's efforts to effect such a business combination will be successful.

OPERATING RESULTS, LIQUIDITY AND CAPITAL RESOURCES

     The Company had a net loss of $52,524 and $224,788 for the three and six months ended June 30, 2001, respectively. Such losses are primarily a result of the Company's general and administrative expenses, which were $65,048 for the three months ended June 30, 2001 and $170,872 for the six months ended June 30, 2001. The Company does not expect to incur significant future costs relating to the termination of the orthodontic practice management business. The Company received interest income during the three and six months ended June 30, 2001 of approximately $12,524 and $40,084, respectively.

     As of June 30, 2001, the Company had current assets of approximately $1,101,000, consisting primarily of cash and cash equivalents of $946,000, and had current liabilities of approximately $131,000. The Company expects that the primary use of working capital will be to fund its general and administrative expenses. The Company believes that its current level of funds will be sufficient for its cash expenses for at least the next twelve months. However, in the event that the Company locates an operating business with which to effect a business combination, the Company may require additional capital beyond the current level of funds available.

OTHER ACCOUNTING MATTERS

     In July 2001, the Financial Accounting Standards Board issued two new Statements of Financial Accounting Standards ("SFAS"). SFAS No. 141, "Business Combinations", requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, establishes specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off. SFAS No. 141 is effective for all business combinations effective after June 30, 2001. SFAS No. 142, "Goodwill and Other Intangible Assets", addresses the accounting for goodwill and intangible assets subsequent to their acquisition. SFAS No. 142 is effective for fiscal years beginning after December 31, 2001. The Company does not believe that the adoption of these pronouncements will have a material impact on the Company's financial position or results of operations.


                                    PART II
                               OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         None.

ITEM 2. CHANGES IN SECURITIES

         None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the quarter ended June 30, 2001, no matters were submitted to a vote of security holders of the Company through the solicitation of proxies or otherwise.

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

                                          ORTHODONTIX, INC.
                                          (Registrant)


Dated: August 14, 2001                    By: /s/ Glenn L. Halpryn
                                          ---------------------------
                                          Glenn L. Halpryn
                                          Chairman and President (Principal
                                          Executive Officer)


Dated: August 14, 2001                    By: /s/ Alan Jay Weisberg
                                          ---------------------------
                                          Alan Jay Weisberg
                                          Acting Chief Financial Officer
                                          (Principal Financial and Accounting
                                          Officer)

INDEX TO FINANCIAL STATEMENTS

                                                                               Pages

Condensed Consolidated Balance Sheets as of June 30, 2001 (Unaudited)
     and December 31, 2000                                                       F-2

Condensed Consolidated Statements of Operations for the Three and Six Months
     Ended June 30, 2001 and 2000 (Unaudited)                                    F-3

Condensed Consolidated Statement of Changes in Stockholders' Equity for the
     Six Months Ended June 30, 2001 (Unaudited)                                  F-4

Condensed Consolidated Statements of Cash Flows for the Six Months
     Ended June 30, 2001 and 2000 (Unaudited)                                    F-5

Notes to the Condensed Consolidated Financial Statements                         F-6

ORTHODONTIX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                            JUNE 30, 2001        DECEMBER 31,
                       ASSETS                                                (UNAUDITED)            2000
                                                                           ---------------       ------------
Current assets:
   Cash and cash equivalents                                                $   946,193           $   390,739
   Investment                                                                         -             1,217,218
   Prepaid expenses and other current assets                                    154,463               191,178
                                                                            -----------           -----------
     Total current assets                                                     1,100,656             1,799,135

Advances to Founding Practices, net of allowance of $117,000 at
     December 31, 2000                                                                -                 5,747
Assets held for sale, net                                                             -                 9,318
Notes and other receivables                                                       7,270                16,411
Deferred tax asset                                                               73,825                73,825
                                                                            -----------           -----------
     Total assets                                                           $ 1,181,751           $ 1,904,436
                                                                            ===========           ===========
        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued liabilities                                 $    57,633           $   486,783
   Deferred tax liability                                                        73,825                73,825
                                                                            -----------           -----------
     Total current liabilities                                                  131,458               560,608
                                                                            -----------           -----------
Commitments

Stockholders' equity:
   Preferred stock, $.0001 par value, 100,000,000 shares authorized,
     no shares issued and outstanding                                                 -                     -
   Common stock, $.0001 par value, 100,000,000 shares authorized,
     2,915,428 and 3,933,571 shares issued and outstanding
     at June 30, 2001 and December 31, 2000, respectively                           292                   393
   Additional paid-in capital                                                 4,232,821             4,409,502
   Accumulated deficit                                                       (3,182,820)           (2,958,032)
   Less: common stock receivable                                                      -              (108,035)
                                                                            -----------           -----------
     Total stockholders' equity                                               1,050,293             1,343,828
                                                                            -----------           -----------
     Total liabilities and stockholders' equity                             $ 1,181,751           $ 1,904,436
                                                                            ===========           ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORTHODONTIX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)



                                                           THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                 JUNE 30,                      JUNE 30,
                                                      ----------------------------  -----------------------------
                                                            2001           2000           2001          2000
                                                      -------------  -------------  -------------  --------------
Management service fee revenue                         $         -    $         -    $         -    $         -
                                                       -----------    -----------    -----------    -----------
Direct practice expenses                                         -              -              -              -
General and administrative                                  65,048         77,806        170,872        145,986
(Gain) loss on sale of certain assets of Founding
     Practices (Note 4)                                          -        (32,151)        94,000        (32,151)
                                                       -----------    -----------    -----------    -----------
          Total expenses                                    65,048         45,655        264,872        113,835
                                                       -----------    -----------    -----------    -----------

          Net operating loss                               (65,048)       (45,655)      (264,872)      (113,835)
                                                       -----------    -----------    -----------    -----------
Other income:
        Interest income                                     12,524         33,606         40,084         60,400
                                                       -----------    -----------    -----------    -----------
          Total other income                                12,524         33,606         40,084         60,400
                                                       -----------    -----------    -----------    -----------
Net loss                                               $   (52,524)   $   (12,049)   $  (224,788)   $   (53,435)
                                                       ===========    ===========    ===========    ===========
Loss per common and common
     equivalent share:

        Basic                                          $     (0.02)   $     (0.00)   $     (0.06)   $     (0.01)
                                                       ===========    ===========    ===========    ===========
        Diluted                                        $     (0.02)   $     (0.00)   $     (0.06)   $     (0.01)
                                                       ===========    ===========    ===========    ===========

Weighted average number of common and
   common equivalent shares outstanding -
     basic and diluted                                   3,149,591      4,008,032      3,541,581      4,095,572
                                                       ===========    ===========    ===========    ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORTHODONTIX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN
STOCKHOLDERS' EQUITY
(UNAUDITED)
for the six months ended June 30, 2001

                                                             Additional                     Common
                                          Common Stock         Paid-In     Accumulated      Stock
                                       Shares     Amounts      Capital       Deficit       Receivable       Total
                                   ------------  --------   ------------  -------------   -----------    ------------
Balance, December 31, 2000           3,933,571    $  393    $ 4,409,502   $ (2,958,032)   $ (108,035)    $ 1,343,828

Shares returned in connection
  with sale of assets and
  settlements                       (1,018,143)     (101)      (176,681)             -       108,035         (68,747)

Net loss for the period                      -         -              -       (224,788)            -        (224,788)
                                   ------------  --------   ------------  -------------   -----------    ------------
Balance, June 30, 2001               2,915,428    $  292    $ 4,232,821   $ (3,182,820)   $        -     $ 1,050,293
                                   ============  ========   ============  =============   ===========    ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORTHODONTIX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                              SIX MONTHS ENDED
                                                                                                   JUNE 30,
                                                                                   --------------------------------------
                                                                                         2001                   2000
                                                                                   ----------------      ----------------
Cash flows from operating activities:
   Net loss                                                                       $    (224,788)         $     (53,435)
   Adjustments to reconcile net loss to net cash provided by (used in)
     operating activities:
     Noncash compensation expense                                                             -                 21,722
     Loss (gain) on sale of doctor practices                                             94,000                (32,151)
     Changes in assets and liabilities                                                  700,412                (77,290)
                                                                                   ----------------      ----------------
        Net cash provided by (used in) operating activities                             569,624               (141,154)
                                                                                   ----------------      ----------------

Cash flows from investing activities:
   (Cash used in) proceeds from sales of certain practices assets                       (78,935)                35,000
   Payments received from notes receivable                                               64,765                130,705
                                                                                   ----------------      ----------------
        Net cash (used in) provided by investing activities                             (14,170)               165,705
                                                                                   ----------------      ----------------

Net increase in cash and cash equivalents                                               555,454                 24,551

Cash and cash equivalents, beginning of period                                          390,739                407,474
                                                                                   ----------------      ----------------
Cash and cash equivalents, end of period                                          $     946,193         $      432,025
                                                                                   ================      ================


The accompanying notes are an integral part of these condensed consolidated financial statements.

ORTHODONTIX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2001, Continued (UNAUDITED)


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

       The results of operations for the six months ended June 30, 2001 are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2001. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission on April 14, 2001.

2.     ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

       Accounts payable and accrued expenses consist of the following:

                                     June 30, 2001     December 31,
                                      (Unaudited)         2000
                                   ----------------  ----------------
      Accounts payable                $   57,633     $      83,884
      Other accrued expenses                   -           402,899
                                   ----------------  ----------------
                                      $   57,633     $     486,783
                                   ================  ================


3.     EARNINGS PER SHARE:

       Basic earnings per share is calculated by dividing net income or loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net income or loss by the weighted average number of common shares and potential common equivalent shares outstanding during the period. Potential common shares consist of the dilutive effect of outstanding options calculated using the treasury stock method. For the six months periods ended June 30, 2001 and 2000, the potential common shares were antidilutive; thus there was no difference in the basic net income per share and the diluted net income per share.

ORTHODONTIX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2001, Continued
(UNAUDITED)

4.     ASSETS HELD FOR SALE AND TERMINATION OF AFFILIATION WITH CERTAIN FOUNDING
       PRACTICES:

       In April 2001, the Company's Chairman of the Board of Directors and the Company's President and Chief Operating Officer, who also was a member of the Board of Directors, resigned their positions. In connection with their resignations and the execution of mutual releases with the Company, these individuals returned 507,980 shares of the Company's common stock and the Company cancelled stock options to acquire 350,000 shares of common stock with exercise prices ranging from $8.00 to $9.11. As a result of this transaction, the Company recorded other income and a corresponding common stock receivable at December 31, 2000 in the amount of $95,246.

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

       During the quarter ended June 30, 2001, 576,187 shares, described above, were returned to the Company and have been subsequently retired.

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

       In addition, in connection with this transaction, the Company paid $115,000 in cash to Dr. Grussmark as consideration for the return of 345,385 shares of the Company's common stock to the Company. All the shares received from the remaining Founding Practice have been retired and are no longer outstanding.

       The Company also paid $30,000 for the legal expenses incurred by the remaining Founding Practice and Dr. Grussmark, individually, in connection with the transaction.

       In connection with these transactions, the Company and Dr. Grussmark executed certain mutual releases and Dr. Grussmark resigned as the Company's Chief Executive Officer and a member of the Company's Board of Directors.

ORTHODONTIX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2001, Continued
(UNAUDITED)

       As a result of the transactions, the Company recorded a loss in the amount of $94,000 for the three months ended March 31, 2001 in connection with the sale of the certain assets and satisfaction of certain liabilities and other matters described above.

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

       The assets sold or settled as a result of the transactions, described above, were as follows:

       Billed and unbilled patient receivables, net    $   63,283
       Property and equipment, net                         25,926
       Advances to Founding Practices, net                  9,182
       Other assets and liabilities, net                  (42,543)
                                                       ----------
                                                       $   55,848
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

       In 1999, in connection with the discussions to terminate the affiliation with the remaining Founding Practices, the Company entered into standstill arrangements with these Founding Practices. Therefore, the Company classified certain practice assets and liabilities as assets held for sale at December 31, 2000 as follows:

       Billed and unbilled patient receivables, net    $   50,655
       Property and equipment, net                          8,530
       Other assets and liabilities, net                  (19,867)
                                                       -----------
                                                           39,318
       Less: asset impairment charge                      (30,000)
                                                       -----------
       Assets held for sale                            $    9,318
                                                       ===========

ORTHODONTIX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2001, Continued
(UNAUDITED)

5.     SUBSEQUENT EVENT:

       In July 2001, the Financial Accounting Standards Board issued two new Statements of Financial Accounting Standards ("SFAS"). SFAS No. 141, "Business Combinations", requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, establishes specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off. SFAS No. 141 is effective for all business combinations effective after June 30, 2001. SFAS No. 142, "Goodwill and Other Intangible Assets", addresses the accounting for goodwill and intangible assets subsequent to their acquisition. SFAS No. 142 is effective for fiscal years beginning after December 31, 2001. The Company does not believe that the adoption of these pronouncements will have a material impact on the Company's financial position or results of operations.