Form 10QSB
period 2001-09-30
ORTHODONTIX INC
filed 2001-11-14
CIK 1006281

                   U.S. Securities and Exchange Commission
                           Washington, D.C. 20549

                                 Form 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

                  For the transition period from       to

                         Commission File No. 000-27836

                                ORTHODONTIX, INC.
      -----------------------------------------------------------------
      (Exact name of small business issuer as specified in its charters)

           Florida                                     65-0643773
-------------------------------                       ------------
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


      -----------------------------------------------------------------
               (Former name, former address and former fiscal year,
                          if changed since last report)

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [-].

     On November 9, 2001, the number of shares of outstanding Common Stock of the issuer was 2,915,428.

     Traditional Small Business Disclosure Format (check one) Yes [X] No [_]
     Documents Incorporated by reference:         None

                              ORTHODONTIX, INC.
                                 FORM 10-QSB
                      QUARTER ENDED SEPTEMBER 30, 2001

                             TABLE OF CONTENTS

PART I  FINANCIAL INFORMATION
Item 1. Financial Statements                                               1
Item 2. Management's Plan of Operation                                     1

PART II
Item 1. Legal Proceedings                                                  2
Item 2. Changes in Securities                                              2
Item 3. Defaults upon Senior Securities                                    2
Item 4. Submission of Matters to a Vote of Security Holders                3
Item 5. Other Information                                                  3
Item 6. Exhibits and Reports on Form 8-K                                   3

SIGNATURES                                                                 4

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

     Results of operations for the nine months ended September 30, 2001 are not necessarily indicative of the results of operations expected for the year ending December 31, 2001.

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

CESSATION OF THE ORTHODONTIC PRACTICE MANAGEMENT BUSINESS

     By December 31, 2000, the Company had ceased its orthodontic practice management business, had terminated its affiliation with all orthodontic practices except one, and had sold practice assets back to the practices. On May 14, 2001, the Company terminated its affiliation with the one remaining orthodontic practice and recorded a $94,000 loss for the quarter ended March 31, 2001. During the quarter ended June 30, 2001, and in connection with the Company's termination of the orthodontic practice management business, certain of the Company's executive officers resigned and returned to the Company common stock and options to acquire common stock. Except for the termination of the last affiliation in May 2001, the Company had recorded the sales of all the practice assets and the shares returned in connection with the resignations of management as of December 31, 2000, and such transactions are reflected in the Company's Annual Report on Form 10-KSB for the year ended
December 31, 2000.

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

OPERATING RESULTS, LIQUIDITY AND CAPITAL RESOURCES

     The Company had a net loss of $48,325 and $273,113 for the three and nine months ended September 30, 2001, respectively. Such losses are primarily a result of the Company's general and administrative expenses, which were $58,673 for the three months ended September 30, 2001 and $229,545 for the nine months ended September 30, 2001, and a $94,000 loss relating to the termination of the Company's affiliation with the last orthodontic practice. The Company does not expect to incur any further costs relating to the termination of the orthodontic practice management business. The Company received interest income during the three and nine months ended September 30, 2001 of $10,348 and $50,432, respectively.

     As of September 30, 2001, the Company had current assets of $986,709, consisting primarily of cash and cash equivalents of $932,843, and had current liabilities of $133,982. The Company expects that the primary use of working capital will be to fund its general and administrative expenses. The Company believes that its current level of funds will be sufficient for its cash expenses for at least the next twelve months. However, in the event that the Company locates an operating business with which to effect a business combination, the Company may require additional capital beyond the current level of funds available.

OTHER ACCOUNTING MATTERS

     In July 2001, the Financial Accounting Standards Board issued two new Statements of Financial Accounting Standards ("SFAS"). SFAS No. 141, "Business Combinations," requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, establishes specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off. SFAS No. 141 is effective for all business combinations effective after June 30, 2001. SFAS No. 142, "Goodwill and Other Intangible Assets," addresses the accounting for goodwill and intangible assets subsequent to their acquisition. SFAS No. 142 is effective for fiscal years beginning after December 31, 2001. The Company does not believe that the adoption of these pronouncements will have a material impact on the Company's financial position or results of operations.

                                   PART II
                             OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        None.

ITEM 2. CHANGES IN SECURITIES

        None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        During the quarter ended September 30, 2001, no matters were submitted to a vote of security holders of the Company through the solicitation of proxies or otherwise.

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

                                         ORTHODONTIX, INC.
                                         (Registrant)


Dated: November 9, 2001                  By: /s/ Glenn L. Halpryn
                                         ---------------------------
                                         Glenn L. Halpryn
                                         Chairman and President (Principal
                                         Executive Officer)



Dated: November 9, 2001                  By: /s/ Alan Jay Weisberg
                                         ---------------------------
                                         Alan Jay Weisberg
                                         Acting Chief Financial Officer
                                         (Principal Financial and Accounting
                                         Officer)

INDEX TO FINANCIAL STATEMENTS


                                                                                        Pages

Condensed Consolidated Balance Sheets as of September 30, 2001 (Unaudited)
      and December 31, 2000                                                               F-2

Condensed Consolidated Statements of Operations for the Three and Nine Months
      Ended September 30, 2001 and 2000 (Unaudited)                                       F-3

Condensed Consolidated Statement of Changes in Stockholders' Equity for the
      Nine Months Ended September 30, 2001 (Unaudited)                                    F-4

Condensed Consolidated Statements of Cash Flows for the Nine Months
      Ended September 30, 2001 and 2000 (Unaudited)                                       F-5

Notes to the Condensed Consolidated Financial Statements                                  F-6


ORTHODONTIX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                     ASSETS                                             SEPTEMBER 30, 2001         DECEMBER 31,
                                                                         (UNAUDITED)                  2000
                                                                        -------------              ------------
Current assets:
     Cash and cash equivalents                                          $     932,843              $    390,739
     Investment                                                                     -                 1,217,218
     Prepaid expenses and other current assets                                 53,866                   191,178
                                                                        -------------              ------------
        Total current assets                                                  986,709                 1,799,135

Advances to Founding Practices, net of allowance of $117,000 at
        December 31, 2000                                                           -                     5,747
Assets held for sale, net                                                           -                     9,318
Notes and other receivables                                                    75,415                    16,411
Deferred tax asset                                                             73,825                    73,825
                                                                          -----------                ----------
        Total assets                                                      $ 1,135,949                $1,904,436
                                                                          ===========                ==========
           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued liabilities                             $    60,157                $  486,783
     Deferred tax liability                                                    73,825                    73,825
                                                                          -----------                ----------
        Total current liabilities                                             133,982                   560,608
                                                                          ===========                ==========
Commitments
Stockholders' equity:
     Preferred stock, $.0001 par value, 100,000,000 shares authorized,
       no shares issued and outstanding                                             -                         -
     Common stock, $.0001 par value, 100,000,000 shares authorized,
       2,915,428 and 3,933,571 shares issued and outstanding
       at September 30, 2001 and December 31, 2000, respectively                  292                       393
Additional paid-in capital                                                  4,232,821                 4,409,502
Accumulated deficit                                                        (3,231,145)               (2,958,032)
Less: common stock receivable                                                       -                  (108,035)
                                                                          -----------                -----------
        Total stockholders' equity                                          1,001,967                 1,343,828
                                                                          -----------                -----------
        Total liabilities and stockholders' equity                        $ 1,135,949                $ 1,904,436
                                                                          ===========                ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORTHODONTIX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                                  THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                     SEPTEMBER 30,               SEPTEMBER 30,
                                                              --------------------------  --------------------------
                                                                   2001        2000            2001        2000
                                                              ------------  ------------  ------------  ------------
Management service fee revenue                                 $         -   $         -   $         -   $         -
                                                               -----------   -----------   -----------   -----------
Direct practice expenses                                                 -             -             -             -
General and administrative                                          58,673        15,573       229,545       161,559
Loss (gain) on sale of certain assets of Founding
   Practices (Note 4)                                                    -             -        94,000       (32,151)
                                                               -----------   -----------   -----------   -----------
       Total expenses                                               58,673        15,573       323,545       129,408
                                                               -----------   -----------   -----------   -----------

       Net operating loss                                          (58,673)      (15,573)     (323,545)     (129,408)
                                                               -----------   -----------   -----------   -----------
Other income:
     Interest income                                                10,348        27,998        50,432        88,398
                                                               -----------   -----------   -----------   -----------
       Total other income                                           10,348        27,998        50,432        88,398
                                                               -----------   -----------   -----------   -----------
Net (loss) income                                              $   (48,325)  $    12,425   $  (273,113)  $   (41,010)
                                                               ===========   ===========   ===========   ===========
(Loss) income per common and common
   equivalent per share:
     Basic                                                     $     (0.02)  $      0.00   $     (0.08)  $     (0.01)
                                                               ===========   ===========   ===========   ===========
     Diluted                                                   $     (0.02)  $      0.00   $     (0.08)  $     (0.01)
                                                               ===========   ===========   ===========   ===========

Weighted average number of common and
   common equivalent shares outstanding -
   basic and diluted                                             2,915,428     3,933,571     3,332,863     4,041,572
                                                               ===========   ===========   ===========   ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORTHODONTIX, INC. AND SUBSIDIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN
STOCKHOLDERS' EQUITY
(UNAUDITED)
for the nine months ended September 30, 2001

                                                            Additional                        Common
                                     Common Stock             Paid-In      Accumulated        Stock
                                 Shares        Amounts        Capital        Deficit        Receivable        Total
                              ------------  -------------  -------------  -------------  ----------------  -----------
Balance, December 31, 2000      3,933,571   $        393   $  4,409,502   $ (2,958,032)  $     ( 108,035)  $ 1,343,828

Shares returned in connection  (1,018,143)          (101)      (176,681)             -           108,035       (68,747)
    with sale of assets and
    settlements

Net loss for the period                 -              -              -       (273,113)                -      (273,113)
                              ------------  -------------  -------------  -------------  ----------------  -----------
Balance, September 30, 2001     2,915,428  $         292  $  4,232,821    $ (3,231,145)  $             -   $ 1,001,967
                              ============ =============  ==============  =============  ================  ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORTHODONTIX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                           NINE MONTHS ENDED
                                                                                              SEPTEMBER 30,
                                                                              ---------------------------------------
                                                                                  2001                       2000
                                                                              -------------              ------------
Cash flows from operating activities:
     Net loss                                                                 $   (273,113)              $   (41,010)
     Adjustments to reconcile net loss to net cash provided by (used in)
        operating activities:
        Noncash compensation expense                                                     -                    21,722
        Loss (gain) on sale of doctor practices                                     94,000                   (32,151)
        Changes in assets and liabilities                                          715,159                  (137,288)
                                                                              -------------              ------------
             Net cash provided by (used in) operating activities                   536,046                  (188,727)
                                                                              -------------              ------------

Cash flows from investing activities:
      (Cash used in) proceeds from sales of certain practices assets               (78,935)                   35,000
      Payments received from notes receivable                                       84,993                   161,171
                                                                              -------------              ------------
             Net cash provided by investing activities                               6,058                   196,171
                                                                              -------------              ------------

Cash flows from financing activities:
      Payment of lease obligation                                                        -                   (35,000)
                                                                              -------------              ------------
             Net cash used in financing activities                                       -                   (35,000)
                                                                              -------------              ------------
Net increase (decrease) in cash and cash equivalents                               542,104                   (27,556)

Cash and cash equivalents, beginning of period                                     390,739                   407,474
                                                                              -------------              ------------
Cash and cash equivalents, end of period                                      $    932,843               $   379,918
                                                                              =============              ============

The accompanying notes are an integral part of these condensed consolidated financial statements.
                                                          F-5

ORTHODONTIX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2001
(UNAUDITED)

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

     The results of operations for the nine months ended September 30, 2001 are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2001. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission on April 14, 2001.

2.   ACCOUNTS PAYABLE AND ACCRUED EXPENSES:
     Accounts payable and accrued expenses consist of the following:

                                    September 30, 2001      December 31,
                                       (Unaudited)             2000
                                      -------------        ------------
     Accounts payable                 $      4,214         $     83,884
     Other accrued expenses                 55,943              402,899
                                      -------------        ------------
                                      $     60,157         $    486,783
                                      =============        ============

3.   EARNINGS PER SHARE:
     Basic earnings per share is calculated by dividing net income or loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net income or loss by the weighted average number of common shares and potential common equivalent shares outstanding during the period. Potential common shares consist of the dilutive effect of outstanding options calculated using the treasury stock method. For the nine months periods ended September 30, 2001 and 2000, the potential common shares were antidilutive; thus there was no difference in the basic net income per share and the diluted net income per share.

ORTHODONTIX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2001, Continued
(UNAUDITED)

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

     During the quarter ended June 30, 2001, 576,187 shares, described above, were returned to the Company and were subsequently retired.

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

ORTHODONTIX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2001, Continued
(UNAUDITED)

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

     During the nine months ended September 30, 2000, the Company sold certain practice assets, consisting principally of accounts receivable and property and equipment, and certain liabilities to four of the Founding Practices. As a result of these transactions, the Company received $35,000 in cash and 267,278 shares of the Company's common stock. Such consideration received includes amounts repaid to the Company by the Founding Practices related to amounts outstanding that previously had been classified as Advances to Founding Practices. The total consideration received in connection with these transactions was valued at $87,999. As a result of these transactions, the Company recorded a net gain on the disposition of assets of approximately $32,000 for the nine months ended September 30, 2000.

     The assets sold or settled as a result of the transactions, described above, were as follows:

     Billed and unbilled patient receivables, net        $     63,283
     Property and equipment, net                               25,926
     Advances to Founding Practices, net                        9,182
     Other assets and liabilities, net                        (42,543)
                                                         ------------
                                                         $     55,848
                                                         ============

     In addition, in connection with these transactions, certain orthodontists who were affiliated with the Founding Practices and served on the Company's Advisory Board resigned such positions and their vested options were returned to the Company and their unvested options were

ORTHODONTIX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2001, Continued
(UNAUDITED)

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

     In 1999, in connection with the discussions to terminate the affiliation with the remaining Founding Practices, the Company entered into standstill arrangements with these Founding Practices. Therefore, the Company classified certain practice assets and liabilities as assets held for sale at December 31, 2000 as follows:

     Billed and unbilled patient receivables, net        $     50,655
     Property and equipment, net                                8,530
     Other assets and liabilities, net                        (19,867)
                                                         ------------
                                                               39,318
     Less: asset impairment charge                            (30,000)
                                                         ------------
     Assets held for sale                                $      9,318
                                                         ============

5.   AUTHORITATIVE PRONOUNCEMENTS:
     In July 2001, the Financial Accounting Standards Board issued two new Statements of Financial Accounting Standards ("SFAS"). SFAS No. 141, "Business Combinations," requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, establishes specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off. SFAS No. 141 is effective for all business combinations effective after June 30, 2001. SFAS No. 142, "Goodwill and Other Intangible Assets," addresses the accounting for goodwill and intangible assets subsequent to their acquisition. SFAS No. 142 is effective for fiscal years beginning after December 31, 2001. The Company does not believe that the adoption of these pronouncements will have a material impact on the Company's financial position or results of operations.