Form 10KSB
period 2001-12-31
ORTHODONTIX INC
filed 2002-03-29
CIK 1006281

               U.S. SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                            FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

             For the Fiscal Year Ended December 31, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

             For the transition period from _____ to _____

                     Commission File No. 000-27836

                           ORTHODONTIX, INC.
        ----------------------------------------------------
        (Exact name of small business issuer in its charter)

          FLORIDA                                 65-0643773
----------------------------                   -----------------
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

Securities registered under Section 12(g) of the Exchange Act:

Title of each class              Name of each exchange on which
                                             registered
-------------------              -------------------------------
Common Stock,                     OTC Electronic Bulletin Board
par value $.0001 per share

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year:  $0.

The aggregate market value of the voting and non-voting stock held by non-affiliates of the Company based on the closing sales price of $0.38 of such Common Stock, as of March 21, 2002, is $790,828 based upon 2,081,127 shares of the Company's Common Stock outstanding as of March 20, 2002 held by non-affiliates. For purposes of this computation, all executive officers, directors and 5% beneficial owners of the Common Stock of the registrant have been deemed to be affiliates. Such determination should not be deemed to be an admission that such directors, officers or 5% beneficial owners are, in fact, affiliates of the registrant.

As of March 21, 2002, the Company had a total of 2,915,428 shares of Common Stock, par value $.0001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  None.

                          ORTHODONTIX, INC.
                             FORM 10-KSB
                 FISCAL YEAR ENDED DECEMBER 31, 2001

                          TABLE OF CONTENTS

                                                          Page
                                                          ----

PART I                                                     -1-
   Item 1.  Description of Business                        -1-
   Item 2.  Description of Property                        -2-
   Item 3.  Legal Proceedings                              -2-
   Item 4.  Submission of Matters to a Vote
              of Security Holders                          -3-

PART II                                                    -3-
   Item 5.  Market for Common Equity and Related Stock
              Matters                                      -3-
   Item 6.  Management's Discussion and Analysis or
              Plan of Operation                            -4-
   Item 7.  Financial Statements                           -6-
   Item 8.  Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure       -6-

PART III                                                   -7-
   Item 9.  Directors, Executive Officers, Promoters and
              Control Persons; Compliance With Section
              16(a) of the Exchange Act                    -7-
   Item 10. Executive Compensation                         -9-
   Item 11. Security Ownership of Certain Beneficial
              Owners and Management                        -11-
   Item 12. Certain Relationships and Related
              Transactions                                 -12-
   Item 13. Exhibits And Reports on Form 8-K               -13-

SIGNATURES                                                 -14-

EXHIBIT INDEX                                              -15-


                               PART I
ITEM 1. DESCRIPTION OF BUSINESS

BACKGROUND

     Orthodontix, Inc. (the "Company") was formed as Embassy Acquisition Corp., a Florida corporation, in November 1995 for the purpose of effecting a merger with an operating business. In April 1998, the Company merged with an orthodontic practice management company and acquired certain assets and assumed certain liabilities of 26 orthodontic practices (the "Practices") in exchange for shares of the Company's Common Stock and the entering into of practice management service agreements with the Practices (the "Merger"). Upon completing the Merger, the Company changed its name to Orthodontix, Inc. and began managing the business aspects of the Practices, including billing, collections, cash management and payroll processing, in exchange for a management fee.

CESSATION OF THE ORTHODONTIC PRACTICE MANAGEMENT BUSINESS OF THE
COMPANY

     By November 1999, the Company had ceased providing practice management services to all the Practices and by December 31, 2000, the Company had terminated its affiliation with all the Practices except the orthodontic practice of Dr. Stephen Grussmark, then a director of the Company and the Company's Chief Executive Officer (the "Remaining Practice").
In connection with the termination of its affiliations and the cessation of its practice management business, the Company sold certain practice assets back to the Practices and assumed certain liabilities. During April 2001, certain of the Company's executive officers resigned and returned to the Company shares of its Common Stock and options to acquire Common Stock. On May 14, 2001, the Company terminated its affiliation with the Remaining Practice, and Dr. Grussmark resigned his positions with the Company. Except for the termination of the Remaining Practice and the resignation of Dr. Grussmark in May 2001, the Company had recorded the sales of all the practice assets and the shares of Common Stock returned in connection with the resignations of management as of December 31, 2000, and such transactions are reflected in the Company's Annual Report on Form 10-KSB for the year then ended. See "MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION" at page 4 for a further discussion.

FUTURE PLANS

     With the cessation of the orthodontic practice management business, the Company intends to effect a merger, acquisition or other business combination with an operating company utilizing any combination of its Common Stock, cash on hand, or other funding sources that the Company reasonably believes are available. Since June 2001, management has devoted substantially all of its time to identifying potential merger or acquisition candidates. The Company is looking at established businesses, and the Company has evaluated more than 100 such companies operating in selected industries, including business services, health care, manufacturing, distribution, pharmaceutical and banking.

     Although the Company believes that it will be successful in consummating a business combination with an operating company, there can be no assurances that the Company will enter into such a transaction in the near term or on terms favorable to the Company, or that other funding sources will be available.

EMPLOYEES

     Except for Glenn L. Halpryn, the Company's Chief Executive Officer, the Company currently has no full-time or part-time employees. The Company's Acting Chief Financial Officer, Alan Jay Weisberg, is compensated by the Company on a project basis through the accounting firm of Weisberg Brause & Co., a firm in which Mr. Weisberg is a partner.

ITEM 2. DESCRIPTION OF PROPERTY

     The Company currently maintains, at no cost to the Company, its executive offices in approximately 500 square feet of office space located at 1428 Brickell Avenue, Suite 105, Miami, Florida 33131. Such office space represents a portion of the corporate offices of Transworld Investment Corporation ("TIC"), a company in which Glenn L. Halpryn and Noah Silver, directors and executive officers of the Company, are officers and directors.

ITEM 3. LEGAL PROCEEDINGS

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of the fiscal year ended December
31, 2001, no matters were submitted to a vote of security holders of the Company.

                            PART II

ITEM  5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     The Common Stock of the Company is quoted for trading in the over-the-counter electronic bulletin board market (the "OTC Bulletin Board") under the symbol "OTIX." The following table shows the reported high and low bid quotations for the Common Stock obtained from the OTC Bulletin Board for the periods indicated. The high and low bid prices for such periods are interdealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

OTC Bulletin Board                    Low Bid          High Bid
---------------------------        -------------    ------------

2001
First Quarter                          $.16              $.25
   Second Quarter                      $.15              $.40
   Third Quarter                       $.27              $.35
   Fourth Quarter                      $.22              $.35

2000

   First Quarter                       $.06              $.12
   Second Quarter                      $.06              $.38
   Third Quarter                       $.16              $.53
   Fourth Quarter                      $.14              $.25

     The Company has approximately 59 stockholders of record as of March 21, 2002, inclusive of those brokerage firms and/or clearinghouses holding the Company's shares of Common Stock for their clientele (with each such brokerage house and/or clearing-house being considered as one holder).

     The Company has not paid or declared any dividends upon its Common Stock since its inception and does not contemplate or anticipate paying any dividends upon its Common Stock in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF
OPERATION

     The following discussion with regard to the Company's financial condition and results contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on current plans and expectations of the Company and involve substantial risks and uncertainties that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements.

     Important factors that could cause actual results to differ from the Company's plans and expectations include, among others, the Company's inability to consummate an acquisition of an operating business on terms favorable to the Company or, in the event the Company does consummate the transaction contemplated, the Company's ability to successfully manage and operate the combined business.

     The discussion of the Company's financial condition and plan of operation, should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included elsewhere in this Report.

FINANCIAL RESULTS FOR THE FISCAL YEARS ENDED DECEMBER 31, 2001
AND DECEMBER 31, 2000.

     REVENUES.   The Company had ceased providing orthodontic
practice management services to the Practices as of November 1999 and accordingly, no management service fee revenue or other operating revenue was recorded by the Company during the fiscal years ended December 31, 2001 and 2000. The Company does not expect to generate operating revenue until such time as the Company consummates a business combination with an operating company.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were approximately $292,000 and $382,000 for the fiscal years ended December 31, 2001 and 2000, respectively. During fiscal year 2001, such expenses consisted primarily of executive officer compensation totaling approximately $70,800, office and other rents of approximately $4,900, and legal and accounting costs including costs relating to the Company's termination of its affiliation with the Practices amounting to approximately $131,000.

     The Company incurred costs during the fiscal year ended December 31, 2001 in connection with the termination of its practice management business, and the Company anticipates lower general and administrative expenses until such time as the Company effects a merger or other business combination with an operating company.

     INTEREST INCOME.   Interest income of approximately $57,000
and $126,000, for the fiscal years ended December 31, 2001 and 2000, respectively, represents interest earned on excess cash balances invested primarily in short-term money market accounts. The decrease in interest income for fiscal year 2001 is primarily attributable to lower market rates of interest combined with the Company's having less excess cash invested during the year.

     NET LOSS. For the years ended December 31, 2001 and 2000, the Company recorded a net loss of approximately $329,000 and $106,000, respectively, or $0.10 and $.03 per share, respectively. Included in the financial results for fiscal year 2001 is a $94,000 loss relating to the Company's termination of its affiliation with the Remaining Practice that occurred in May 2001. The Company sold back to the Remaining Practice its practice assets and the Remaining Practice assumed certain liabilities in exchange for 96,571 shares of the Company's Common Stock. In connection with the sale of practice assets back to the Remaining Practice, Dr. Grussmark returned to the Company an additional 345,385 shares of Common Stock for a cash payment of $115,000 and the payment of $30,000 of legal fees incurred in completing the transactions, and Dr. Grussmark and the Company exchanged mutual releases.

     The financial results for the year ended December 31, 2000, include an approximately $32,000 gain relating to the sale of certain assets and liabilities back to the Practices and approximately $118,000 of other income.

     The Company does not expect to generate net income, if at all, until such time as it effects a business combination with an operating company. However, in the event the Company does consummate a merger or an acquisition of an operating company, there can be no assurances that the combined operation will operate profitably.

LIQUIDITY AND CAPITAL RESOURCES/PLAN OF OPERATION

     As of December 31, 2001, the Company had cash and cash equivalents of approximately $916,000 and total liabilities of approximately $77,000. The Company's cash is currently invested in money market accounts demand deposit accounts. The Company continues to anticipate that the primary uses of working capital will include general and administrative expenses and costs associated with seeking to locate and consummate a business combination. The Company believes that its operating funds will be sufficient for its cash expenses for at least the next twelve months. At December 31, 2001, the Company had no ongoing contractual commitments.

     Management of the Company intends to continue devoting substantially all of its time to identifying merger or acquisition candidates, targeting established businesses. The Company has evaluated over 100 such businesses since June 2001. In the event the Company locates an acceptable operating business, the Company intends to effect the transaction utilizing any combination of its Common Stock, cash on hand, or other funding sources that the Company reasonably believes are available. However, there can be no assurances that the Company will be able to consummate a merger or acquisition of an operating business on terms favorable to the Company, or that other funding sources will be available.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                           PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

The current directors and executive officers of the Company are as follows:

NAME                      AGE       POSITION
----                      ---       --------

Glenn L. Halpryn           41       Chairman of the Board of
                                    Directors, Chief Executive
                                    Officer, President and
                                    Secretary

Alan Jay Weisberg          56       Acting Chief Financial and
                                    Accounting Officer, Director

Noah M. Silver             43       Director

     Glenn L. Halpryn has been the Company's Chief Executive Officer since May 2001 and Chairman of the Board of Directors, President and Secretary of the Company since April 2001. Mr. Halpryn has been a member of the Board of Directors since its inception and served a previous term as President of the Company from its inception through the closing of the Merger. Mr. Halpryn is also Chief Executive Officer and a director of Transworld Investment Corporation ("TIC"), serving in such capacity since June 2001. From 1984 to June 2001, Mr. Halpryn served as Vice President/Treasurer of TIC. From 1999, Mr. Halpryn also served as Vice President of Ivenco, Inc.
("Ivenco") until Ivenco's merger into TIC in June 2001. In addition, since 1984, Mr. Halpryn has been engaged in real estate investment and development activities, including the management, finance and leasing of commercial real estate. From April 1988 through June 1998, Mr. Halpryn was Vice Chairman of Central Bank, a Florida state-chartered bank. Since June 1987, Mr. Halpryn has been the President of and beneficial holder of stock of United Security Corporation ("United Security"), a broker-dealer registered with the NASD. From June 1992 through May 1994, Mr. Halpryn served as the Vice President, Secretary-Treasurer of Frost Hanna Halpryn Capital Group, Inc., a "blank check" company whose business combination was effected in May 1994 with Sterling Healthcare Group, Inc. From June 1995 through October 1996, Mr. Halpryn served as a member of the Board of Directors of Sterling Healthcare Group, Inc.

     Alan Jay Weisberg has been the Company's Acting Chief Financial Officer since September 1999 and a member of the Board of Directors and Treasurer of the Company since April 2001. Since July 1986, Mr. Weisberg has been a stockholder in the accounting firm of Weisberg Brause & Co., Miami, Florida. Mr. Weisberg has been the principal financial officer of United Security since June 1987.

     Noah M. Silver has been a member of the Company's Board of Directors since April 2001 and was a consultant to the Company during 1999. Mr. Silver has been the Chief Financial Officer of TIC since June 2001, a firm in which Mr. Halpryn is the Chief Executive Officer and a director. From March 2000, Mr. Silver served as the Chief Financial Officer of Ivenco, serving in such capacity until Ivenco's merger into TIC in June 2001. From January 1997 through February 1999, Mr. Silver was the President of Dryclean USA, Florida Division, and Dryclean USA Franchise Company. From April 1995 through December 1996, Mr. Silver was the Florida Division Controller and Vice President of Dryclean USA, the parent company of Dryclean USA, Florida Division. Mr. Silver is a Certified Public Accountant and a Certified Management Accountant and has earned a Master of Accounting Degree.

     In May 2001, in connection with the Company's termination of its affiliation with the Remaining Practice, Dr. Grussmark resigned his positions with the Company as a director and as the Company's Chief Executive Officer and Chief Clinical Officer, positions that Dr. Grussmark had held since the Closing of the Merger in April 1998.

COMPLIANCE WITH SECTION 16(a)

     To the Company's knowledge, based solely upon the Company's review of Forms 3, 4 and 5 furnished to the Company, for the fiscal year ended December 31, 2001, no person who was a director, officer or beneficial owner of more than ten percent of the Company's outstanding Common Stock or any other person subject to Section 16 of the Securities Exchange Act of 1934 (the "Exchange Act") failed to file on a timely basis, reports required by Section 16(a) of the Exchange Act.

ITEM 10. EXECUTIVE COMPENSATION

DIRECTOR COMPENSATION

     During the fiscal year ended December 31, 2001, each director of the Company (employee and non-employee directors alike) received $300 for each Board meeting attended as well as reimbursement for any reasonable business expenses incurred by the director in connection with his activities on behalf of the Company. During fiscal year 2001, the Company held three meetings of the Board of Directors. In addition, directors are entitled to receive stock options under the 1997 Orthodontix, Inc. Stock Option Plan. No such stock options were granted to directors during the fiscal year ended December 31, 2001.

EXECUTIVE COMPENSATION

     No executive officer of the Company was compensated more than $100,000 during the fiscal year ended December 31, 2001. The following table sets forth all the compensation earned by Dr. Grussmark, who served as Chief Executive Officer of the Company during the fiscal years ended December 31, 2001, 2000 and 1999, and by Glenn L. Halpryn, who has been the Company's Chief Executive Officer since May 2001.

SUMMARY COMPENSATION TABLE

                       Annual Compensation               Long Term Compensation Awards
                     -----------------------     ------------------------------------------------
Name and                                                                   Securities
Principal                                        Other Annual       Underlying     All Other
Position              Year    Salary    Bonus    Compensation        Options      Compensation
-----------------   -----    ------    -----    ------------       ---------     ------------
Stephen Grussmark    2001    $     0   $ 0      $  0                    0             $  0
Chief Executive      2000    $     0   $ 0      $  0                    0             $  0
Officer(1)           1999    $     0   $ 0      $  0                    0             $  0

Glenn Halpryn        2001    $71,000   $ 0      $  0                    0             $900
Chief Executive
Officer(2)

     (1) Dr. Grussmark resigned from the Company in May 2001.
     (2) In April 2001, the Board of Directors of the Company decided to compensate Mr. Halpryn for his services to the Company during the years ended December 31, 1999 and 2000 in the amount of $50,000 for each year and to reimburse Mr. Halpryn for certain legal and accounting fees of approximately $175,000 paid by Mr. Halpryn from January 1999 through April 2001 for advice in connection with the termination of the Company's practice management business and its affiliation with the Practices. Mr. Halpryn had not previously received any compensation for any of the fiscal years reported. Mr. Halpryn received $70,833 in salary and $900 in directors' fees during 2001.

STOCK OPTION GRANTS IN FISCAL YEAR 2001

     No options to purchase shares of the Company's Common Stock were granted to any executive officer during the fiscal year ended December 31, 2001. The following table sets forth certain summary information concerning grants of options to purchase shares of the Company's Common Stock during the fiscal year ended December 31, 2001:

                        Number of Securities     % of Total Options      Exercise/     Expiration
                         Underlying Options     Granted to Employees    Base Price/       Date
Name                         Granted               in Fiscal Year          Share
------------------     --------------------    --------------------    ----------      ----------
Stephen Grussmark             N/A                       ---                   ---            ---

Glenn Halpryn                 N/A                       ---                   ---            ---


STOCK OPTION EXERCISES IN FISCAL YEAR 2001
AND FISCAL YEAR END OPTION VALUES

     No options to purchase shares of the Common Stock of the Company were exercised by any executive officer of the Company during the fiscal year ended December 31, 2001 and at December 31, 2001, there were no unexercised options to purchase the Company's Common Stock held by any executive officer of the Company. The following table sets forth certain summary information concerning exercised and unexercised options to purchase shares of the Company's Common Stock as of December 31, 2001:

                   Shares                                              Value of Unexercisable In-
                   Acquired                 Number of Unexercised       the-money Options at FY-
                   on         Value         Options at FY-end               end Exercisable /
Name               Exercise   Realized    Excercisable/Unexercisable          Unexercisable
-----------------  --------   --------    --------------------------  ---------------------------
Stephen Grussmark     ---      N/A                   0/0                          $0/$0

Glenn L. Halpryn      ---      N/A                   0/0                          $0/$0


EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-
CONTROL ARRANGEMENTS

     Neither Mr. Halpryn, the Company's Chief Executive Officer, nor any other executive officer of the Company, has an employment agreement with the Company.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

     The following table sets forth information known to the Company with respect to the beneficial ownership of its Common Stock as of March 21, 2002 by (i) each stockholder known by the Company to own beneficially more than 5% of the outstanding Common Stock, (ii) each named executive officer of the Company,
(iii) each director of the Company, and (iv) all directors and executive officers as a group. As of March 21, 2002, there were 2,915,428 shares of Common Stock outstanding.

PRINCIPAL SHAREHOLDERS

Name and Address               Shares of Common Stock    Percent
of Beneficial Owner              Beneficially Owned(1)    Owned
----------------------------   ----------------------    -------
Stephen Grussmark                     450,000(2)           15.4%
7400 N. Kendall Dr., Suite 704
Miami, FL  33156

Glenn L. Halpryn                      380,100              13.0%
1428 Brickell Ave., Suite 105
Miami, FL  33131

Alan Jay Weisberg                       4,201              0.14%
1428 Brickell Ave., Suite 105
Miami, FL  33131

Noah Silver                                 0                 0%
1428 Brickell Ave., Suite 105
Miami, FL  33131

All Officers and                      384,301              13.2%
Directors as a Group

Total Shares Outstanding
as of March 21, 2002                2,915,428


(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Common Stock subject to options or warrants held by that person that are currently exercisable or will become exercisable within 60 days after March 21, 2002 are deemed outstanding, while such shares are not deemed outstanding for purposes of computing percentage ownership of any other person. Unless otherwise indicated in the footnotes below, the persons and entities named in the table have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws where applicable.

(2) Represents shares of Common Stock held in various trusts for which either Dr. Grussmark or his wife is the sole trustee and the beneficiaries of which are Dr. Grussmark, his wife or his children.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Alan Jay Weisberg, CPA, the Company's Acting Chief Financial Officer since September 1999 and a member of the Company's Board of Directors and Treasurer since April 2001, is a shareholder of Weisberg Brause & Company, P.A., which firm was paid $8,683 and $13,737 during the fiscal years ended December 31, 2001 and 2000, respectively.

     Noah Silver, in addition to directors' fees, received
$10,500 for services he provided to the Company, including travel to review, analyze and investigate various potential acquisitions that the Company considered during the fiscal year ended December 31, 2001.

     Since June 2001, the Company has utilized as its principal office, a portion of the corporate offices of TIC, a company in which Messrs. Halpryn and Silver are officers and directors. The
Company occupies such space free of rent.

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

By: /s/ Glenn Halpryn
    Glenn Halpryn, Chief Executive Officer

March 27, 2002

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

By: /s/ Glenn Halpryn
    Glenn Halpryn, Chairman of the Board,
      Chief Executive Officer, President, Secretary

March 27, 2002

By: /s/ Alan Jay Weisberg
    Alan Jay Weisberg, Acting Chief Financial
      and Accounting Officer, Director

March 27, 2002

By: /s/ Noah Silver
    Noah Silver, Director

March 27, 2002

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


---------------------------

*     Incorporated by reference to the Company's Registration
Statement on Form S-4 declared effective on March 26, 1998 by the Securities and Exchange Commission, SEC File No. 333-48677.

INDEX TO FINANCIAL STATEMENTS


                                                                             Pages

Report of Independent Certified Public Accountants                            F-2

Consolidated Financial Statements:

Consolidated Balance Sheets as of December 31, 2001 and 2000                  F-3

Consolidated Statements of Operations for the years ended
      December 31, 2001 and 2000                                              F-4

Consolidated Statements of Stockholders' Equity
      for the years ended December 31, 2001 and 2000                          F-5

Consolidated Statements of Cash Flows for the years ended
      December 31, 2001 and 2000                                              F-6

Notes to the Consolidated Financial Statements                                F-7


              Report of Independent Certified Public Accountants


To the Board of Directors and
    Shareholders of Orthodontix, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Orthodontix, Inc. (the "Company") at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1, the Company terminated its affiliation with all of its Founding Practices as of December 31, 2001. The Company intends to effect a merger, acquisition or other business combination with an operating company utilizing any combination of its common stock, cash on hand or other funding sources.




PricewaterhouseCoopers, LLP
Miami, Florida




March 15, 2002

ORTHODONTIX, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
as of December 31, 2001 and 2000
------------------------------------------

                                                                             2001                      2000
                                        Assets
Current assets:
   Cash and cash equivalents                                            $    915,635               $    390,739
   Investments                                                                   -                    1,217,218
   Prepaid expenses and other current assets                                  40,493                    191,178
                                                                        ------------               ------------
     Total current assets                                                    956,128                  1,799,135

Advances to Founding Practices, net of allowance of
   $117,000 at December 31, 2000                                                 -                        5,747
Assets held for sale, net                                                        -                        9,318
Notes receivable and other assets                                             67,056                     16,411
Deferred tax asset                                                               -                       73,825
                                                                        ------------               ------------
     Total assets                                                       $  1,023,184               $  1,904,436
                                                                        ============               ============
                            Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable and accrued liabilities                             $     77,276               $    486,783
   Deferred tax liability                                                         -                      73,825
                                                                        ------------               ------------
     Total current liabilities                                                77,276                    560,608
                                                                        ------------               ------------

Commitments
Stockholders' equity:
   Preferred stock, $.0001 par value, 100,000,000 shares
     authorized, no shares issued and outstanding                                 -                          -
   Common stock, $.0001 par value, 100,000,000 shares
     authorized, 2,915,428 and 3,933,571 shares outstanding
     at December 31, 2001 and 2000,  respectively                                292                        393
   Additional paid-in capital                                              4,232,821                  4,409,502
   Accumulated deficit                                                    (3,287,205)                (2,958,032)
   Less: Common stock receivable                                                  -                    (108,035)
                                                                        ------------               ------------
     Total stockholders' equity                                              945,908                  1,343,828
                                                                        ------------               ------------
     Total liabilities and stockholders' equity                          $ 1,023,184                $ 1,904,436
                                                                        ============               ============

The accompanying notes are an integral part of these consolidated financial statements.

ORTHODONTIX, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
For the years ended December 31, 2001 and 2000
----------------------------------------------

                                                                            2001                          2000
General and administrative expenses                                     $     291,789              $     381,852
Loss (gain) on the disposition of certain assets and liabilities
   of Founding Practices (Note 4)                                              94,000                    (32,151)
                                                                         ------------               ------------
     Total expenses                                                           385,789                    349,701
                                                                         ------------               ------------
     Operating loss                                                          (385,789)                  (349,701)
                                                                         ------------               ------------

Other income:
   Interest income                                                             56,616                    126,013
   Other income                                                                   -                      118,079
                                                                         ------------               ------------
     Total other income                                                        56,616                    244,092
                                                                         ------------               ------------
Net loss                                                                  $  (329,173)               $  (105,609)
                                                                         ============               ============

Loss per common and common
  equivalent share:
   Basic                                                                 $      (0.10)              $      (0.03)
                                                                         ============               ============
   Diluted                                                               $      (0.10)              $      (0.03)
                                                                         ============               ============


Weighted average number of common and
   common equivalent shares outstanding -
   basic and diluted                                                        3,228,504                  4,014,572
                                                                         ============               ============







The accompanying notes are an integral part of these consolidated financial statements.

ORTHODONTIX, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholder's Equity
For the years ended December 31, 2001 and 2000
-----------------------------------------------

                                                        Additional                                           Common
                                     Common Stock        Paid-In    Accumulated                Deferred       Stock
                                  Shares      Amount     Capital      Deficit      Subtotal  Compensation  Receivable     Total
                                 --------- ----------  -----------  ------------  ----------  -----------  ------------ ----------

Balance, December 31, 1999      4,200,849  $     420   $ 4,527,496  $(2,852,423)  $1,675,493  $ (86,744)   $     -      $1,588,749

Shares retired in connection
  with disposition of assets     (267,278)       (27)      (52,972)       -          (52,999)      -             -        (52,999)

Shares returned in connection
  with settlements                  -           -            -            -             -          -         (108,035)   (108,035)

Net loss for the year ended
  December 31, 2000                 -           -            -         (105,609)    (105,609)      -             -       (105,609)

Amortization of deferred
  compensation                      -           -            -            -             -        21,722          -         21,722

Forfeiture of deferred
  compensation                      -           -          (65,022)       -          (65,022)    65,022          -           -
                                 --------- ----------  -----------  ------------  ----------  -----------  ------------ ----------

Balance, December 31, 2000      3,933,571        393     4,409,502   (2,958,032)   1,451,863       -         (108,035)   1,343,828

Shares retired in connection
  with disposition of assets
  and settlements              (1,018,143)      (101)     (176,681)       -         (176,782)      -          108,035     (68,747)

Net loss for the year ended
  December 31, 2001                 -           -             -        (329,173)    (329,173)      -             -       (329,173)
                                 --------- ----------  -----------  ------------  ----------  -----------  ------------ ----------

Balance, December 31, 2001      2,915,428  $     292   $ 4,232,821  $(3,287,205)  $ 945,908   $    -       $     -      $ 945,908
                                 ========  ==========  ===========  ============  ==========  ===========  ============ ==========


The accompanying notes are an integral part of these consolidated financial statements.
                                                            F-5

ORTHODONTIX, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the years ended December 31, 2001 and 2000
-----------------------------------------------

                                                                2001                 2000
                                                            -------------       ------------
Cash flows from operating activities:
   Net loss                                                $  (329,173)        $  (105,609)
   Adjustments to reconcile net loss to net cash used
    in operating activities:
    Noncash compensation expense                                 -   	               21,722
    Noncash stock settlement                                   (66,293)           (108,035)
    Noncash gain on disposition of certain practice assets       -   	              (32,151)
    Noncash gain on settlement of lease                          -                 (22,833)
    Changes in assets and liabilities
     (net of practice assets sold):
      Assets held for sale                                       9,318               -
      Advances to Founding Practices                             5,747             (12,601)
      Prepaid expenses and other current assets                  2,934              25,105
      Accounts payable and accrued liabilities                (411,961)            181,294
                                                            -------------       ------------

        Net cash used in operating activities                 (789,428)            (53,108)
                                                            -------------       ------------

Cash flows from investing activities:
   Proceeds from the disposition of certain practice assets      -   	               35,000
   Redemption of investments                                 1,217,218           2,244,662
   Purchase of investments                                       -   	           (2,400,171)
   Payment of notes receivable                                  97,106             191,882
                                                            -------------       ------------

        Net cash provided by investing activities            1,314,324              71,373
                                                            -------------       ------------

Cash flows from financing activities:
   Payment of lease obligation                                   -   	              (35,000)
                                                            -------------       ------------

        Net cash used in financing activities                    -   	              (35,000)
                                                            -------------       ------------

Net increase (decrease) in cash and cash equivalents           524,896             (16,735)

Cash and cash equivalents, beginning of year                   390,739             407,474
                                                            -------------       ------------
Cash and cash equivalents, end of year                     $   915,635         $   390,739
                                                            =============       ============
Supplemental Disclosure of Cash Flow Information:
   Interest paid                                           $     -   	          $        24
                                                            =============       ============

The accompanying notes are an integral part of these consolidated financial statements.
                                             F-6

ORTHODONTIX, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2001 and 2000
------------------------------------------

1.     Description of Business

       On April 16, 1998, Orthodontix, Inc. and subsidiaries ("Orthodontix" or the "Company") consummated a merger (the "Merger") with Embassy Acquisition Corp. ("Embassy"), a publicly held Florida corporation. Simultaneously with the closing of the Merger, the Company acquired certain assets and assumed certain liabilities of 26 orthodontic practices (the "Founding Practices") (collectively referred to as the "Affiliated Acquisitions").

       At the time of the Affiliated Acquisitions, the Company entered into Administrative Services Agreements, pursuant to which the Company provided management services for which the Company was paid a management fee.

       During the year ended December 31, 1999, the Company began to terminate its affiliation with the Founding Practices and in November 1999, the Company ceased providing management services to the Founding Practices. In connection with the termination of its affiliation with the Founding Practices, the Company sold certain practice assets, consisting principally of accounts receivable and property and equipment, to the Founding Practices and the Founding Practices assumed certain liabilities in exchange for cash and shares of the Company's common stock. As of December 31, 2000, the Company had terminated its affiliation with 25 Founding Practices. The Company terminated its affiliation with the one remaining Founding Practice during the year ended December 31, 2001 (see Note 4).

       The accompanying consolidated financial statements have been prepared on the basis which assumes that the Company will continue to operate as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has generated an accumulated deficit of approximately $3.3 million at December 31, 2001 as a result of operations and the termination of its affiliation with the Founding Practices. The Company incurred net losses of approximately $329,000 and $106,000 for the years ended December 31, 2001 and 2000, respectively.

       The Company has spent the last two years negotiating for the termination of its affiliation with the Founding Practices, which it completed during the year ended December 31, 2001. The Company currently intends to effect a merger, acquisition or other business combination with an operating company utilizing

ORTHODONTIX, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2001 and 2000
------------------------------------------

any combination of its common stock, cash on hand or other funding sources that the Company believes are available. Since June 2001, management has devoted substantially all of its time to identifying potential merger or acquisition candidates. There can be no assurances that management's efforts to consummate a merger, acquisition or business combination with an operating company or management's efforts to identify other funding sources will be successful. The Company anticipates that its current working capital is sufficient to fund its operating expenses at their current level for at least the next twelve months.

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

       The Company maintains its cash and cash equivalents, which consist principally of demand deposit accounts and money market accounts, with financial institutions. The balance in demand deposit accounts, at times, may exceed FDIC insurance limits.

ORTHODONTIX, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2001 and 2000
------------------------------------------

       Investments

       The Company's investments consisted of certificates of deposit with maturities of 90 days or more at the date of purchase. Such investments were with what management believed to be high quality financial institutions, and thus, limited its credit exposure. At times, balances in a certificate of deposit with a financial institution were in excess of the federally insured limit of $100,000. The investments were carried at cost plus accrued interest, which approximated the fair value.

       Advances to/Amounts Payable to Founding Practices

       From time to time, certain funds were advanced to the Founding Practices to cover expenses and for working capital purposes. Such amounts were due to the Company on demand.

       As a result of negotiating repayment terms with the Founding Practices, the Company recorded an allowance of approximately $117,000 at December 31, 2000, related to the collectibility of such amounts. In connection with the Company's termination of its affiliation with the Founding Practices, such advances to/amounts payable to the Founding Practices were settled.

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

       Earnings Per Share

       Basic earnings per share is calculated by dividing the net income or loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing the net income or loss by the weighted

ORTHODONTIX, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2001 and 2000
------------------------------------------

average number of common and potential common equivalent shares outstanding during the period. Potential common shares consist of the dilutive effect of outstanding options calculated using the treasury stock method. Potential common shares for 2001 and 2000 are antidilutive and, thus, are excluded from the calculation of earnings per share.

       Stock Options

       The Company has chosen not to apply the fair value accounting rules in the statements of operations for employee stock-based compensation. But such treatment is required for non-employee stock-based compensation. The Company has chosen the alternative to disclose pro forma net income and earnings per share as if the fair value based method was used.

       New Accounting Pronouncements

       In June 2001, the Financial Accounting Standards Board (the "Board") issued Statement of Financial Accounting
Standards ("SFAS") No. 141, "Business Combinations". The provisions of SFAS No. 141 require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, provide specific criteria for the recognition of intangible assets separately from goodwill and require unallocated negative goodwill be written off immediately. SFAS No. 141 is effective for business combinations effective after June 30, 2001. In addition, the Board issued SFAS No. 142, "Goodwill and Other Intangible Assets," which addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. SFAS No. 142 is effective for fiscal years beginning after December 31, 2001. The adoption of these pronouncements will not have a material impact on the Company's financial position or results of operations.

       In August 2001, the Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses the recognition and measurement of the impairment of long-lived assets to be held and used and the measurement of long-lived assets to be disposed of by sale. SFAS No. 144 is effective for all fiscal years beginning after December 15, 2001. The adoption of this pronouncement will not have a material impact on the Company's financial position or results of operations.

ORTHODONTIX, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2001 and 2000
------------------------------------------

3.     Accounts Payable and Accrued Expenses

       Accounts payable and accrued expenses consist of the following at December 31, 2001 and 2000:

                                     2001              2000

Accounts payable              $       4,214       $      83,884
Other accrued expenses               73,062             402,899
                              -------------       -------------

                              $      77,276       $     486,783
                              =============       =============

4.     Assets Held For Sale and Termination of Affiliation with
       Certain Founding Practices

       On May 14, 2001, the Company terminated its affiliation with the one remaining Founding Practice owned by Dr. Stephen M. Grussmark and sold certain practice assets, consisting of accounts receivable and property and equipment. In addition, the Founding Practice assumed certain liabilities. The carrying value of the practice assets sold less liabilities assumed was $15,065 at the date of the transaction. Such amounts were included in advances to founding practices and assets held for sale, net. In connection with this transaction, the Company received 96,571 shares of the Company's common stock from the remaining Founding Practice. In addition, in connection with this transaction, the Company paid $115,000 for the return of an additional 345,385 shares of the Company's common stock. The Company also paid $30,000 for legal expenses in connection with the transaction. All the shares received from Dr. Grussmark have been cancelled and are no longer outstanding.

       In connection with these transactions, the Company and Dr.
Grussmark executed certain mutual releases and Dr. Grussmark resigned as the Company's Chief Executive Officer and a member of the Company's Board of Directors.

       As a result of the transactions described above, the Company recorded a loss in the amount of $94,000 for the year ended December 31, 2001.

ORTHODONTIX, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2001 and 2000
------------------------------------------

       During the year ended December 31, 2000, the Company sold certain practice assets, consisting of accounts receivable and property and equipment, to four Founding Practices. These Founding Practices assumed certain liabilities. The carrying value of the practice assets sold less liabilities assumed was $55,848 at the date of the transactions. As a result of the transactions occurring during the year ended December 31, 2000, the Company received $35,000 in cash and 267,278 shares of the Company's common stock.

       As a result of the transactions described above, the Company recorded a gain of $32,000 for the year ended December
31, 2000.

       At December 31, 2001, in connection with previous transactions with other Founding Practices, the Company had notes receivable with outstanding balances of $103,571, of which $36,515 is included in prepaid expenses and other current assets as such amounts are expected to be repaid in 2002. The interest rates on these notes range from 6.5% to 8.0% per annum and have aggregate maturities as follows:

     Year ending December 31,

     2002                                   $       36,515
     2003                                           23,798
     2004                                           43,258
                                            ---------------
                                             $     103,571
                                            ===============

5.     Commitments and Contingencies

       At December 31, 2001, the Company has a month-to-month operating lease for record storage. The Company incurred rental expense for noncancelable operating leases and month-to-month leases of approximately $4,900 and $10,300 for the years ended December 31, 2001 and 2000, respectively.

       The Company also leased equipment under a capital lease, which was scheduled to expire in 2002. During the year ended December 31, 2000, the Company settled this lease obligation in full. As a result of the settlement, the Company paid $35,000 in cash, returned the leased equipment to the lessor, and recorded approximately $23,000 in other income related to the settlement of this obligation for less than the remaining balance of the lease payments.

ORTHODONTIX, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2001 and 2000
------------------------------------------

       In addition, in April 2001, the Company settled certain outstanding liabilities to companies that had provided professional services to the Company. In connection with the settlement with those professional services firms, 68,207 shares of the Company's common stock were returned to the Company and the Company cancelled stock options to acquire 47,500 shares of common stock with an exercise price of $9.11. As a result of this transaction, the Company recorded a reduction of general and administrative expenses and a corresponding stock receivable at December 31, 2000 in the amount of $12,789 related to the value of the common stock returned to the Company. In addition, the Company recorded a reduction of $58,417 to general and administrative expenses for the year ended December 31, 2000 related to amounts previously expensed by the Company with respect to professional services.

6.     Related Party Transactions

       In addition to transactions with related parties described elsewhere, the Company had the following additional related party transaction:

       In April 2001, the individual who served as the Company's former Chairman of the Board of Directors and the individual who served as the President and Chief Operating Officer, resigned their positions. In connection with their resignations and the execution of mutual releases with the Company, these individuals returned 507,980 shares of the Company's common stock and the Company cancelled stock options to acquire 350,000 shares of common stock with exercise prices ranging from $8.00 to $9.11 per share. As a result of this transaction, the Company recorded other income and a corresponding common stock receivable at December 31, 2000 in the amount of $95,246.

ORTHODONTIX, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2001 and 2000
------------------------------------------

       In April 2001, the Company's Board of Directors authorized the payment of $100,000 to a member of the Company's Board of Directors who currently serves as the Company's President. This individual had provided services to the Company during the years ended December 31, 2000 and 1999 and had previously been uncompensated for such services. In addition, the Board of Directors agreed to reimburse this individual for legal and accounting fees incurred by the individual in the amount of approximately $175,000. Such amounts related to services provided during the years ended December 31, 2000 and 1999 in connection with the termination of the Company's practice management business and other Company matters. As a result of the actions of the Company's Board of Directors, the Company recorded general and administrative expenses in the amount of approximately $275,000 for the year ended December 31, 2000.

7.     Income Taxes

       The components of the income tax expense are as follows for the years ended December 31, 2001 and 2000:

                                         2001           2000

Deferred:
   Federal                         $  105,763         $  (61,665)
   State                               18,105            (10,555)
   Change in valuation allowance     (123,868)            72,220
                                   ----------         -----------
   Total                           $   -              $    -
                                   ==========         ===========

       The differences between the effective rate, which was 0% at December 31, 2001 and 2000, and the U.S. federal income tax statutory rates are as follows for the years ended December 31, 2001 and 2000:

                                         2001           2000

Tax benefit at statutory rate     $  (111,919)        $  (35,907)
State income tax, net of
   federal benefit                    (11,949)            (6,970)
Nontaxable income                       -                (29,343)
Change in valuation allowance         123,868             72,220
                                   ----------         -----------
   Total                          $   -               $    -
                                   ==========         ===========

ORTHODONTIX, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2001 and 2000
------------------------------------------

       The significant components of deferred income tax assets and liabilities are as follows at December 31, 2001 and 2000:

                                         2001           2000
Deferred tax assets:
  Start-up expenses               $    79,048        $   142,040
  Net operating loss carryforward     800,998            504,421
  Allowance for receivables
    and advances                        -                 55,269
  Accrued expenses                      3,612             37,630
  Other, net                            -                  3,074
                                   ----------         -----------
                                      883,658            742,434
  Valuation allowance                (883,658)          (668,609)
                                   ----------         -----------
                                  $     -             $   73,825
                                   ==========         ===========
Deferred tax liabilities:
  Accounts receivable             $     -             $   73,825
                                   ----------         -----------
  Total                           $     -             $   73,825
                                   ==========         ===========

       The Company has recorded a valuation allowance at December
31, 2001 and 2000 with respect to the deferred tax assets to the extent that management has determined that it is more likely than not that the benefit of such amounts will not be realized.

       The Company has net operating loss carryforwards for federal and state tax purposes of approximately $2,104,000 and $2,358,000, respectively, at December 31, 2001. Such net operating loss carryforwards expire commencing in 2019.

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

ORTHODONTIX, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2001 and 2000
------------------------------------------

       In addition, the Company had issued underwriter options to purchase 120,000 shares of common stock at an exercise price of $7.80 per share. Such options were exercisable for a period of five years commencing April 2, 1996. Such options expired unexercised on April 2, 2001.

       During 1998, the Company granted options to acquire 97,500 shares of the Company's common stock to members of the Company's Advisory Board, who were affiliated with the Founding Practices and were non-employees of the Company. The fair value of such options was determined to be approximately $522,000 based on the Black-Scholes option-pricing model (the "Model") at the time the options were granted. Such amount was recorded as unearned compensation and was being amortized over the three-year period that these options vest. The fair value of each option granted to such non-employee Advisory Board member was estimated on the date of grant using the Model and the following assumptions: no dividend yield; expected volatility of the underlying stock of 70%; risk-free interest rate of 5.57% covering the related option periods; and expected lives of the options of 2 to 5 years based on the related option periods. In connection with the transactions discussed in Note 4, the Company's Advisory Board members resigned such positions, their vested options were returned to the Company and their unvested options were cancelled.

       As of December 31, 2001, there were no options outstanding. The compensation expense related to the non-employee directors and members of the Company's Advisory Board was $21,722 for the year ended December 31, 2000. As a result of the forfeiture of various stock options held by members of the Advisory Board and other nonemployees of the Company, the Company recorded a reduction in deferred compensation expense of $65,022 for the year ended December 31, 2000.

ORTHODONTIX, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2001 and 2000
------------------------------------------

      A summary of the Company's stock option activity and related information is as follows:


                                                                     Weighted
                                       Number      Option Price	      Average          Expiration
                                      of Shares     Per Share      Exercise Price        Date
                                     ----------    ------------    --------------    -------------

Outstanding at December 31, 1999      822,500      1.75 - 9.11             $6.95     2001 - 2004
Forfeited                             142,500      1.75 - 9.11              2.91     2001 - 2004
                                     ----------    ------------    --------------
Outstanding at December 31, 2000      680,000      1.75 - 9.11              7.80     2001 - 2003
Forfeited                             680,000      1.75 - 9.11              7.80     2001 - 2003
                                     ----------    ------------    --------------
Outstanding at December 31, 2001        -             -                       -
                                     ==========    ============    ==============
Exercisable at December 31, 2000      680,000      1.75 - 9.11             $7.80     2001 - 2003
                                     ==========    ============    ==============


      The Company has chosen to disclose pro forma net income and earnings per share as if the fair value based method was used.  Had compensation expense been determined based on fair value, there would be no impact on the Company's net loss and net loss per share -
basic and diluted for the years ended December 31, 2001 and 2000.
