Form 10QSB
period 2002-03-31
ORTHODONTIX INC
filed 2002-05-14
CIK 1006281

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                 Form 10-QSB

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2002

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT
OF 1934

                 For the transition period from ________ to __________

                        Commission File No. 000-27836

                                 ORTHODONTIX, INC.
      ----------------------------------------------------------------
           (Exact name of small business issuer as specified in its
                                     charter)

                Florida                                  65-0643773
        -----------------------                  -----------------------
     (State or other jurisdiction of                  (IRS Employer
      incorporation or organization)               Identification No.)

                         1428 Brickell Avenue, Suite 105
                               Miami, Florida 33131
        ----------------------------------------------------------------
                   (Address of principal executive offices)

                                  (305) 371-4112
        ----------------------------------------------------------------
                           (Issuer's Telephone Number)

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

     On May 13, 2002, the number of shares of outstanding Common Stock of the issuer was 2,915,428.

     Traditional Small Business Disclosure Format (check one) Yes [X] No [ ]
     Documents Incorporated by reference          None

                                ORTHODONTIX, INC.
                                  FORM 10-QSB
                           QUARTER ENDED March 31, 2002

TABLE OF CONTENTS

PART I
Item 1. Financial Statements                                              1
Item 2. Management's Discussion and Analysis and Plan of Operation        1

PART II
Item 1. Legal Proceedings                                                 2
Item 2. Changes in Securities                                             2
Item 3. Defaults upon Senior Securities                                   2
Item 4. Submission of Matters to a Vote of Security Holders               2
Item 5. Other Information                                                 3
Item 6. Exhibits and Reports on Form 8-K                                  3

SIGNATURES                                                                3

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

     Results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results of operations expected for the year ending December 31, 2002.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

     The following discussion with regard to the Company's financial condition and operating results contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on current plans and expectations of Orthodontix, Inc. (the "Company") and involve risks and uncertainties that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements. Important factors that could cause actual results to differ include, among others, the Company's inability to consummate an acquisition of an operating business on terms favorable to the Company or, in the event the Company does consummate the transaction contemplated, the Company's ability to successfully manage and operate the combined business.

     The discussion of the Company's financial condition and plan of operation should be read in conjunction with the Company's unaudited, condensed consolidated financial statements and notes thereto included elsewhere in this Report and the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.

FINANCIAL RESULTS FOR THE QUARTER ENDED MARCH 31, 2002

     For the quarter ended March 31, 2002, the Company recorded a net loss of approximately $35,800 or $0.01 per share. Included in the financial results for the quarter ended March 31, 2002, were general and administrative expenses of approximately $40,600 and interest and other income of approximately $4,900.

     The Company does not expect to generate operating revenues or net income until such time as it effects a business combination with an operating company. However, in the event the Company does consummate a merger or an acquisition of an operating company, there can be no assurances that the combined operation will operate profitably.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 2002, the Company had cash and cash equivalents of approximately $862,800 and total liabilities of approximately $70,100. The Company's cash is primarily invested in money market accounts. The Company continues to anticipate that the primary uses of working capital will include general and administrative expenses and costs associated with seeking to locate and consummate a business combination. The Company believes that its operating funds will be sufficient for its cash expenses for at least the next twelve months.

PLAN OF OPERATION

     Management of the Company intends to continue devoting substantially all of its time to consummating a merger or acquisition with an operating business and has evaluated numerous companies and other business combinations since June 2001. The Company has focused its efforts on businesses operating in selected industries including aircraft maintenance and related service companies, health care, pharmaceutical, banking and financial services. In the event the Company locates an acceptable operating business, the Company intends to effect the transaction utilizing any combination of its common stock, cash on hand, or other funding sources that the Company reasonably believes are available. The Company currently has no contractual commitment with regard to effecting an acquisition or other business combination with an operating company.

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

        None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the quarter ended March 31, 2002, no matters were submitted to a vote of security holders of the Company through the solicitation of proxies or otherwise.

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

                                   ORTHODONTIX, INC.
                                   (Registrant)


Dated: May 13, 2002                 By: /s/ Glenn L. Halpryn
                                    ---------------------------------------
                                    Glenn L. Halpryn
                                    Chairman and President (Principal
                                      Executive Officer)

Dated: May 13, 2002                 By: /s/ Alan Jay Weisberg
                                    ---------------------------------------
                                    Alan Jay Weisberg
                                    Acting Chief Financial Officer
                                    (Principal Financial and
                                      Accounting Officer)

INDEX TO FINANCIAL STATEMENTS

                                                                        Pages

Condensed Consolidated Balance Sheets as of March 31, 2002
     (Unaudited) and December 31, 2001                                   F-2

Condensed Consolidated Statements of Operations
     for the Three Months Ended March 31, 2002 and 2001 (Unaudited)      F-3

Condensed Consolidated Statement of Changes in Stockholders' Equity
     for the Three Months Ended March 31, 2002 (Unaudited)               F-4

Condensed Consolidated Statements of Cash Flows
     for the Three Months Ended March 31, 2002 and 2001 (Unaudited)      F-5

Notes to the Condensed Consolidated Financial Statements                 F-6

ORTHODONTIX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                  MARCH 31, 2002        DECEMBER 31,
                       ASSETS                                      (UNAUDITED)              2001
                                                                 ---------------        ------------
Current assets:
    Cash and cash equivalents                                    $       862,762        $    915,635
    Prepaid expenses and other current assets                             56,218              40,493
                                                                 ---------------        ------------
      Total current assets                                               918,979             956,128

Notes and other receivables                                               61,250              67,056
                                                                 ---------------        ------------
      Total assets                                               $       980,229        $  1,023,184
                                                                 ===============        ============
         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable and accrued liabilities                     $        70,080        $     77,276
                                                                 ---------------        ------------
      Total current liabilities                                           70,080              77,276
                                                                 ---------------        ------------
Commitments

Stockholders' equity:
   Preferred stock, $.0001 par value, 100,000,000 shares
     authorized, no shares issued and outstanding                            -                  -
   Common stock, $.0001 par value, 100,000,000 shares authorized,
     2,915,428 shares issued and outstanding at March 31, 2002
     and December 31, 2001                                                   292                 292
   Additional paid-in capital                                          4,232,821           4,232,821
   Accumulated deficit                                                (3,322,963)         (3,287,205)
                                                                 ---------------        ------------
      Total stockholders' equity                                         910,150             945,908
                                                                 ---------------        ------------
      Total liabilities and stockholders' equity                 $       980,229        $  1,023,184
                                                                 ===============        ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                   F-2

ORTHODONTIX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                       -------------------------
                                                         2002            2001
                                                       ---------       ---------
General and administrative                             $ 40,623       $ 105,824
Loss on sale of certain assets and liabilities
    of Founding Practice (Note 4)                           -            94,000
                                                       ---------       ---------
       Total expenses                                    40,623         199,824
                                                       ---------       ---------
       Net operating loss                               (40,623)       (199,824)
                                                       ---------       ---------
Other income:
    Interest income                                       4,715          27,560
    Other income                                            150             -
                                                       ---------       ---------
      Total other income                                  4,865          27,560
                                                       ---------       ---------
Net loss                                               $(35,758)      $(172,264)
                                                       =========       =========

Loss per common and common
    equivalent share:

   Basic                                               $  (0.01)      $   (0.04)
                                                       =========       =========
   Diluted                                             $  (0.01)      $   (0.04)
                                                       =========       =========
Weighted average number of common and
   common equivalent shares outstanding -
   basic and diluted                                   2,915,428       3,933,571
                                                       =========       =========


The accompanying notes are an integral part of these condensed consolidated financial statements.

ORTHODONTIX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN
STOCKHOLDERS' EQUITY
(UNAUDITED)
for the three months ended March 31, 2002


                                                            Additional                          Total
                                     Common Stock             Paid-In      Accumulated       Stockholders'
                                 Shares        Amounts        Capital        Deficit            Equity
                              ------------  -------------  -------------  -------------  ----------------

Balance, December 31, 2001     2,915,428      $     292     $ 4,232,821   $ (3,287,205)    $    945,908
Net loss for the period	            -               -              -            (35,758)         (35,758)
                              ------------  -------------  -------------  -------------  ----------------
Balance, March 31, 2002        2,915,428      $     292     $ 4,232,821   $ (3,322,963)    $    910,150
                              ============ =============  ==============  =============  ================


The accompanying notes are an integral part of these condensed consolidated financial statements.

ORTHODONTIX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)


                                                                        THREE MONTHS ENDED
                                                                            MARCH 31,
                                                                    -------------------------
                                                                      2002            2001
                                                                    ---------       ---------
Cash flows from operating activities:
     Net loss                                                      $ (35,758)      $(172,264)
     Adjustments to reconcile net loss to net cash used in
       operating activities:
       Changes in assets and liabilities                             (26,498)         86,579
                                                                    ---------       ---------
           Net cash used in operating activities                     (62,256)        (85,685)
                                                                    ---------       ---------

Cash flows from investing activities:
     Payment of notes receivable                                       9,233          31,120
     Proceeds from the sale of fixed assets                              150              -
                                                                    ---------       ---------
           Net cash provided by investing activities                   9,383          31,120
                                                                    ---------       ---------
Net decrease in cash and cash equivalents                            (52,873)        (54,565)

Cash and cash equivalents, beginning of period                       915,635         390,739
                                                                    ---------       ---------
Cash and cash equivalents, end of period                           $ 862,762       $ 336,174
                                                                    =========       =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORTHODONTIX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2002
(UNAUDITED)


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

    The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2002. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission on March 27, 2002.

2.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES:
    Accounts payable and accrued expenses consist of the following:

                                  March 31, 2002          December 31,
                                    (Unaudited)               2001
                                  --------------          ------------
Accounts payable                  $        4,214          $     4,214
Accrued expenses                          65,866               73,062
                                  --------------          ------------
                                  $       70,080          $    77,276
                                  ==============          ============

3.   EARNINGS PER SHARE:
     Basic earnings per share is calculated by dividing net income or loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net income or loss by the weighted average number of common shares and potential common equivalent shares outstanding during the period. Potential common shares consist of the dilutive effect of outstanding options calculated using the treasury stock method. For the three month period ended March 31, 2001, the potential common shares were antidilutive; thus there was no difference in the basic net income per share and the diluted net income per share. There were no potential common equivalent shares for the three months ended March 31, 2002.

ORTHODONTIX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2002, Continued
(UNAUDITED)

4.   LOSS ON SALE OF CERTAIN ASSETS AND LIABILITIES OF FOUNDING PRACTICE:
     On May 14, 2001, the Company terminated its affiliation with the one remaining Founding Practice owned by Dr. Stephen M. Grussmark and sold certain practice assets, consisting of accounts receivable and property and equipment. In addition, the Founding Practice assumed certain liabilities. The carrying value of the practice assets sold less liabilities assumed was $15,065 at the date of transaction. In connection with this transaction, the Company received 96,571 shares of the Company's common stock from the remaining Founding Practice. In addition, in connection with this transaction, the Company paid $115,000 for the return of an additional 345,385 shares of the Company's common stock. The Company also paid $30,000 for legal expenses in connection with the transaction. All the shares received from Dr. Grussmark have been cancelled and are no longer outstanding.

     In connection with these transactions, the Company and Dr. Grussmark executed certain mutual releases and Dr. Grussmark resigned as the Company's Chief Executive Officer and a member of the Company's Board of Directors.

     As a result of the transactions described above, the Company recorded a loss in the amount of $94,000 for the three months ended March 31, 2001.