Form 10QSB
period 2002-06-30
ORTHODONTIX INC
filed 2002-08-14
CIK 1006281

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                 Form 10-QSB

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2002

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

     On August 8, 2002, the number of shares of outstanding Common Stock of the issuer was 2,915,428.

     Traditional Small Business Disclosure Format (check one) Yes [X] No [ ]
     Documents Incorporated by reference          None

                                ORTHODONTIX, INC.
                                  FORM 10-QSB
                           QUARTER ENDED June 30, 2002

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

   Results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the results of operations expected for the year ending December 31, 2002.


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

FINANCIAL RESULTS FOR THE QUARTER ENDED JUNE 30, 2002

     For the quarter ended June 30, 2002, the Company recorded a net loss of approximately $32,200 or $0.01 per share. Included in the financial results for the quarter ended June 30, 2002, were general and administrative expenses of approximately $36,900 and interest and other income of approximately $4,700.

     The Company does not expect to generate operating revenues or net income until such time as it effects a business combination with an operating company. However, in the event the Company does consummate a merger or an acquisition of an operating company, there can be no assurances that the combined operation will operate profitably.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 2002, the Company had cash and cash equivalents of approximately $836,800 and total liabilities of approximately $61,400. The Company's cash is primarily invested in money market accounts. The Company continues to anticipate that the primary uses of working capital will include general and administrative expenses and costs associated with seeking to locate and consummate a business combination. The Company believes that its operating funds will be sufficient for its cash expenses for at least the next twelve months.

PLAN OF OPERATION

     Management of the Company intends to continue devoting substantially all of its time to consummating a merger or acquisition with an operating business and has evaluated numerous companies and other business combinations since July 2001. The Company has focused its efforts on businesses operating in selected industries including aircraft maintenance and related service companies, health care, pharmaceutical, banking and financial services. In the event the Company locates an acceptable operating business, the Company intends to effect the transaction utilizing any combination of its common stock, cash on hand, or other funding sources that the Company reasonably believes are available. The Company currently has no contractual commitment with regard to effecting an acquisition or other business combination with an operating company.

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

        None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


     During the quarter ended June 30, 2002, no matters were submitted to a vote of security holders of the Company through the solicitation of proxies or otherwise.

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

                                   ORTHODONTIX, INC.
                                   (Registrant)


Dated: August 8, 2002               By: /s/ Glenn L. Halpryn
                                    ---------------------------------------
                                    Glenn L. Halpryn
                                    Chairman and President (Principal
                                      Executive Officer)

Dated: August 8, 2002               By: /s/ Alan Jay Weisberg
                                    ---------------------------------------
                                    Alan Jay Weisberg
                                    Acting Chief Financial Officer
                                    (Principal Financial and
                                      Accounting Officer)

INDEX TO FINANCIAL STATEMENTS

                                                                        Pages

Condensed Consolidated Balance Sheets as of June 30, 2002
     (Unaudited) and December 31, 2001                                   F-2

Condensed Consolidated Statements of Operations for the Three and Six
     Months Ended June 30, 2002 and 2001 (Unaudited)                     F-3

Condensed Consolidated Statement of Changes in Stockholders' Equity
     for the Six Months Ended June 30, 2002 (Unaudited)                  F-4

Condensed Consolidated Statements of Cash Flows
     for the Six Months Ended June 30, 2002 and 2001 (Unaudited)         F-5

Notes to the Condensed Consolidated Financial Statements                 F-6

ORTHODONTIX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                  JUNE 30, 2002        DECEMBER 31,
                       ASSETS                                      (UNAUDITED)              2001
                                                                 ---------------        ------------
Current assets:
   Cash and cash equivalents                                     $       836,798        $    915,635
   Prepaid expenses and other current assets                              47,244              40,493
                                                                 ---------------        ------------
     Total current assets                                                884,042             956,128
Notes and other receivables                                               55,349              67,056
                                                                 ---------------        ------------
     Total assets	                                                $       939,391        $  1,023,184
                                                                 ===============        ============

             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued liabilities                      $        61,417        $     77,276
                                                                 ---------------        ------------
     Total current liabilities                                            61,417              77,276
                                                                 ===============        ============

Commitments

Stockholders' equity:
   Preferred stock, $.0001 par value, 100,000,000 shares
     authorized, no shares issued and outstanding                             -                   -
   Common stock, $.0001 par value, 100,000,000 shares
     authorized, 2,915,428 shares issued and outstanding at
     June 30, 2002 and December 31, 2001                                     292                 292
   Additional paid-in capital                                          4,232,821           4,232,821
   Accumulated deficit                                                (3,355,139)         (3,287,205)
                                                                 ---------------        ------------
     Total stockholders' equity                                          877,974             945,908
                                                                 ---------------        ------------
    Total liabilities and stockholders' equity                  $        939,391        $  1,023,184
                                                                 ===============        ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORTHODONTIX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                        THREE MONTHS ENDED         SIX MONTHS ENDED
                                                             JUNE 30,                   JUNE 30,
                                                     -------------------------  -------------------------
                                                       2002            2001       2002           2001
                                                     ---------       ---------  ---------      ---------
General and administrative                           $  36,875       $  65,048  $  77,498      $ 170,872
Loss on sale of certain assets and liabilities
   of Founding Practice (Note 4)                           -               -          -           94,000
                                                     ---------       ---------  ---------      ---------
     Total expenses                                     36,875          65,048     77,498        264,872
                                                     ---------       ---------  ---------      ---------
     Net operating loss                                (36,875)        (65,048)   (77,498)      (264,872)
                                                     ---------       ---------  ---------      ---------

Other income:
   Interest income                                       4,537          12,524      9,252         40,084
   Other income                                            162             -          312            -
                                                     ---------       ---------  ---------      ---------
     Total other income                                  4,699	          12,524      9,564         40,084
                                                     ---------       ---------  ---------      ---------
Net loss                                             $ (32,176)      $ (52,524) $ (67,934)     $(224,788)
                                                     =========       =========  =========       ========

Loss per common and common
   equivalent share:

   Basic                                             $   (0.01)      $   (0.02) $   (0.02)     $   (0.06)
   Diluted                                           $   (0.01)          (0.02) $   (0.02)     $   (0.06)

Weighted average number of common and
   common equivalent shares outstanding -
   basic and diluted                                 2,915,428       3,149,591  2,915,428      3,541,581
                                                     =========       =========  =========      =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORTHODONTIX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN
STOCKHOLDERS' EQUITY
(UNAUDITED)
for the six months ended June 30, 2002

                                                            Additional
                                     Common Stock             Paid-In      Accumulated
                                 Shares        Amounts        Capital        Deficit            Total
                              ------------  -------------  -------------  -------------  ----------------

Balance, December 31, 2001     2,915,428      $     292     $ 4,232,821   $ (3,287,205)    $    945,908

Net loss for the period	            -               -              -            (67,934)         (67,934)
                              ------------  -------------  -------------  -------------  ----------------
Balance, June 30, 2002        2,915,428      $     292     $ 4,232,821   $ (3,355,139)    $     877,974
                              ============ =============  ==============  =============  ================


The accompanying notes are an integral part of these condensed consolidated financial statements.

ORTHODONTIX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)


                                                                        SIX MONTHS ENDED
                                                                            JUNE 30,
                                                                    -------------------------
                                                                      2002            2001
                                                                    ---------       ---------
Cash flows from operating activities:
   Net loss                                                        $  (67,934)     $(224,788)
   Adjustments to reconcile net loss to net cash (used in)
     provided by operating activities:
     Loss on sale of doctor practices                                    -            94,000
     Changes in assets and liabilities                                (29,670)       700,412
                                                                    ---------       ---------
        Net cash (used in) provided by operating activities           (97,604)       569,624
                                                                    ---------       ---------
Cash flows from investing activities:
   Payments received from notes receivable                             18,617         64,765
   Cash used in sales of certain practices assets                         -          (78,935)
   Proceeds from the sale of fixed assets                                 150             -
                                                                    ---------       ---------
       Net cash provided by (used in) investing activities             18,767        (14,170)
                                                                    ---------       ---------
Net (decrease) increase in cash and cash equivalents                  (78,837)       555,454
Cash and cash equivalents, beginning of period                        915,635        390,739
                                                                    ---------       ---------
Cash and cash equivalents, end of period                           $  836,798      $ 946,193
                                                                    =========       =========



The accompanying notes are an integral part of these condensed consolidated financial statements.

ORTHODONTIX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2002
(UNAUDITED)

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

The results of operations for the six months ended June 30, 2002 are not necessarily indicative of the results of operations to be expected for the year ended December 31, 2002. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission on March 29, 2002.

2.   ACCOUNTS PAYABLE AND ACCRUED EXPENSES:
     Accounts payable and accrued expenses consist of the following:

                                  June 31, 2002           December 31,
                                    (Unaudited)               2001
                                  --------------          ------------
Accounts payable                  $        4,214          $     4,214
Other accrued expenses                    57,203               73,062
                                  --------------          ------------
                                  $       61,417          $    77,276
                                  ==============          ============

3.   EARNINGS PER SHARE:
Basic earnings per share is calculated by dividing net income or loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net income or loss by the weighted average number of common shares and potential common equivalent shares outstanding during the period. Potential common shares consist of the dilutive effect of outstanding options calculated using the treasury stock method. For the six months period ended June 30, 2001, the potential common shares were antidilutive; thus there was no difference in the basic net income per share and the diluted net income per share. There were no potential common equivalents shares for the six months ended June 30, 2002.

ORTHODONTIX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2002, Continued
(UNAUDITED)

4.   LOSS ON SALE OF CERTAIN ASSETS AND LIABILITIES OF FOUNDING PRACTICE:

On May 14, 2001, the Company terminated its affiliation with the one remaining Founding Practice owned by Dr. Stephen M. Grussmark and sold certain practice assets, consisting of accounts receivable and property and equipment. In addition, the Founding Practice assumed certain liabilities. The carrying value of the practice assets sold less liabilities assumed was $15,065 at the date of transaction. In connection with this transaction, the Company received 96,571 shares of the Company's common stock from the remaining Founding Practice. In addition, in connection with this transaction, the Company paid $115,000 for the return of an additional 345,385 shares of the Company's common stock. The Company also paid $30,000 for legal expenses in connection with the transaction. All shares received from Dr. Grussmark have been cancelled and are no longer outstanding.

In connection with these transactions, the Company and Dr. Grussmark executed certain mutual releases and Dr. Grussmark resigned as the Company's Chief Executive Officer and a member of the Company's Board of Directors.

As a result of the transactions described above, the Company recorded a loss in the amount of $94,000 for the six months ended June 30, 2001.