Form 10QSB
period 2002-09-30
ORTHODONTIX INC
filed 2002-11-15
CIK 1006281

THIS DOCUMENT IS A COPY OF THE FORM 10-QSB FILED ON NOVEMBER 14, 2002 PURSUANT TO A RULE 201 TEMPORARY HARDSHIP EXEMPTION

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                 Form 10-QSB

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended September 30, 2002

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

     On November 11, 2002, the number of shares of outstanding Common Stock of the issuer was 2,915,428.

     Traditional Small Business Disclosure Format (check one) Yes [X] No [ ]
     Documents Incorporated by reference          None

                                ORTHODONTIX, INC.
                                  FORM 10-QSB
                           QUARTER ENDED September 30, 2002

TABLE OF CONTENTS

PART I
Item 1. Financial Statements                                              1
Item 2. Management's Discussion and Analysis and Plan of Operation        1
Item 3. Controls and Procedures                                           3

PART II
Item 1. Legal Proceedings                                                 4
Item 2. Changes in Securities                                             4
Item 3. Defaults upon Senior Securities                                   4
Item 4. Submission of Matters to a Vote of Security Holders               4
Item 5. Other Information                                                 4
Item 6. Exhibits and Reports on Form 8-K                                  4

SIGNATURES                                                                4

CERTIFICATION OF CHIEF EXECUTIVE OFFICER                                  5

CERTIFICATION OF CHIEF FINANCIAL OFFICER                                  6

CERTIFICATIONS PURSUANT TO 18 U.S.C. SECTION 1350                         7

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

   Results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the results of operations expected for the year ending December 31, 2002.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

     The following discussion with regard to the Company's financial condition and operating results contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on current plans and expectations of Orthodontix, Inc. (the "Company") and involve risks and uncertainties that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements. Important factors that could cause actual results to differ include, among others, the Company's inability to consummate an acquisition of an operating business on terms favorable to the Company or, in the event the Company does consummate such a transaction, the Company's ability to successfully manage and operate the combined business.

     The discussion of the Company's financial condition and plan of operation should be read in conjunction with the Company's unaudited, condensed consolidated financial statements and notes thereto included elsewhere in this Report and the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.

FINANCIAL RESULTS FOR THE QUARTER ENDED SEPTEMBER 30, 2002

     For the quarter ended September 30, 2002, the Company recorded a net loss of approximately $32,200 or $0.01 per share. Included in the financial results for the quarter ended September 30, 2002, were general and administrative expenses of approximately $35,800 and interest and other income of approximately $3,600.

     The Company does not expect to generate operating revenues or net income until such time as it effects a business combination with an operating company. However, in the event the Company does consummate a merger or an acquisition of an operating company, there can be no assurances that the combined operation will operate profitably.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 2002, the Company had cash and cash equivalents of approximately $823,700 and total liabilities of approximately $65,400. The Company's cash is primarily invested in money market accounts. The Company continues to anticipate that the primary uses of working capital will include general and administrative expenses and costs associated with seeking to locate and consummate a business combination. The Company believes that its operating funds will be sufficient for its cash expenses for at least the next twelve months.

PLAN OF OPERATION

     The Board of Directors of the Company intends to continue devoting substantially all of its time to consummating a merger or acquisition with an operating business and has evaluated numerous companies and other business combinations since July 2001. The Company has focused its efforts on businesses operating in selected industries including aircraft maintenance and related service companies, health care, pharmaceutical, banking and financial services. In the event the Company locates an acceptable operating business, the Company intends to effect the transaction utilizing any combination of its common stock, cash on hand, or other funding sources that the Company reasonably believes are available. The Company currently has no contractual commitment with regard to effecting an acquisition or other business combination with an operating company.

     Although the Company believes that it will be successful in consummating a business combination with an operating company, there can be no assurances that the Company will enter into such a transaction in the near term or on terms favorable to the Company, or that other funding sources will be available.

ITEM 3. CONTROLS AND PROCEDURES

     On November 5, 2002 (the "Evaluation Date"), the Company's management concluded its evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. As of the Evaluation Date, the Company's President and Chief Executive Officer and its Chief Financial Officer concluded that the Company maintains disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in the Company's reports under the Securities Exchange Act of 1934 (Exchange Act) is recorded, processed summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its President and Chief Executive Officer and its Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company's management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management's control objectives. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        None.

ITEM 2. CHANGES IN SECURITIES

        None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the quarter ended September 30, 2002, no matters were submitted to a vote of security holders of the Company through the solicitation of proxies or otherwise.

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

                                 ORTHODONTIX, INC. (Registrant)

Dated: November 11, 2002         By: /s/ Glenn L. Halpryn
                                 ---------------------------------------
                                 Glenn L. Halpryn
                                 Chairman and President (Principal
                                   Executive Officer)

Dated: November 11, 2002         By: /s/ Alan Jay Weisberg
                                 ---------------------------------------
                                 Alan Jay Weisberg
                                 Acting Chief Financial Officer
                                 (Principal Financial and Accounting Officer)

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

     I, Glenn L. Halpryn, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Orthodontix, Inc.
     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures
(as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  November 11, 2002           By: /s/ Glenn L. Halpryn
                                    ---------------------------------------
                                    Glenn L. Halpryn
                                    Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER

     I, Alan Jay Weisberg, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Orthodontix, Inc.
     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures
(as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  November 11, 2002           By: /s/ Alan Jay Weisberg
                                    ---------------------------------------
                                    Alan Jay Weisberg
                                    Acting Chief Financial Officer

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350

     In connection with the Quarterly Report on Form 10-QSB of Orthodontix, Inc. for the quarter ended September 30, 2002 as filed with the Securities and Exchange Commission (the "Report"), I, Glenn L. Halpryn, Chief Executive Officer of Orthodontix, Inc., hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Orthodontix, Inc.

Dated:  November 11, 2002           By: /s/ Glenn L. Halpryn
                                    ---------------------------------------
                                    Glenn L. Halpryn
                                    Chief Executive Officer


CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350

     In connection with the Quarterly Report on Form 10-QSB of Orthodontix, Inc. for the quarter ended September 30, 2002 as filed with the Securities and Exchange Commission (the "Report"), I, Alan Jay Weisberg, Acting Chief Financial Officer of Orthodontix, Inc., hereby certify pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Orthodontix, Inc.

Dated:  November 11, 2002           By: /s/ Alan Jay Weisberg
                                    ---------------------------------------
                                    Alan Jay Weisberg
                                    Acting Chief Financial Officer

INDEX TO FINANCIAL STATEMENTS

                                                                        Pages

Condensed Consolidated Balance Sheets as of September 30, 2002
     (Unaudited) and December 31, 2001                                   F-2

Condensed Consolidated Statements of Operations for the Three and Nine
     Months Ended September 30, 2002 and 2001 (Unaudited)                F-3

Condensed Consolidated Statement of Changes in Stockholders' Equity
     for the Nine Months Ended September 30, 2002 (Unaudited)            F-4

Condensed Consolidated Statements of Cash Flows
     for the Nine Months Ended September 30, 2002 and 2001 (Unaudited)   F-5

Notes to the Condensed Consolidated Financial Statements                 F-6

ORTHODONTIX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                SEPTEMBER 30, 2002      DECEMBER 31,
                       ASSETS                                      (UNAUDITED)              2001
                                                                 ---------------        ------------
Current assets:
   Cash and cash equivalents                                     $       823,609        $    915,635
   Prepaid expenses and other current assets                              38,212              40,493
                                                                 ---------------        ------------
     Total current assets                                                861,821             956,128

Notes and other receivables                                               49,352              67,056
                                                                 ---------------        ------------
     Total assets	                                                $       911,173        $  1,023,184
                                                                 ===============        ============

             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued liabilities                      $        65,357        $     77,276
                                                                 ---------------        ------------
     Total current liabilities                                            65,357              77,276
                                                                 ---------------        ------------

Commitments

Stockholders' equity:
   Preferred stock, $.0001 par value, 100,000,000 shares
     authorized, no shares issued and outstanding                             -                   -
   Common stock, $.0001 par value, 100,000,000 shares
     authorized, 2,915,428 shares issued and outstanding at
     September 30, 2002 and December 31, 2001                                292                 292
   Additional paid-in capital                                          4,232,821           4,232,821
   Accumulated deficit                                                (3,387,297)         (3,287,205)
                                                                 ---------------        ------------
     Total stockholders' equity                                          845,816             945,908
                                                                 ---------------        ------------
    Total liabilities and stockholders' equity                  $        911,713        $  1,023,184
                                                                 ===============        ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORTHODONTIX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                        THREE MONTHS ENDED       NINE MONTHS ENDED
                                                            SEPTEMBER 30,            SEPTEMBER 30,
                                                     -------------------------  -------------------------
                                                       2002            2001       2002           2001
                                                     ---------       ---------  ---------      ---------
General and administrative                           $  35,760       $  58,673  $ 113,258      $ 229,545
Loss on sale of certain assets and liabilities
   of Founding Practice (Note 4)                           -               -          -           94,000
                                                     ---------       ---------  ---------      ---------
     Total expenses                                     35,760          58,673    113,258        323,545
                                                     ---------       ---------  ---------      ---------
     Net operating loss                                (35,760)        (58,673)  (113,258)      (323,545)
                                                     ---------       ---------  ---------      ---------

Other income:
   Interest income                                       3,602          10,348     12,854         50,432
   Other income                                            -               -          312            -
                                                     ---------       ---------  ---------      ---------
     Total other income                                  3,602	          10,348     13,166         50,432
                                                     ---------       ---------  ---------      ---------
Net loss                                             $ (32,158)      $ (48,325) $(100,092)     $(273,113)
                                                     =========       =========  =========       ========

Loss per common and common
   equivalent share:

   Basic                                             $   (0.01)      $   (0.02) $   (0.03)     $   (0.08)
                                                     =========       =========  =========       ========
   Diluted                                           $   (0.01)          (0.02) $   (0.03)     $   (0.08)
                                                     =========       =========  =========       ========

Weighted average number of common and
   common equivalent shares outstanding -
   basic and diluted                                 2,915,428       2,915,428   2,915,428      3,332,863
                                                     =========       =========  =========      =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORTHODONTIX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN
STOCKHOLDERS' EQUITY
(UNAUDITED)
for the nine months ended September 30, 2002

                                                            Additional
                                     Common Stock             Paid-In      Accumulated
                                 Shares        Amounts        Capital        Deficit            Total
                              ------------  -------------  -------------  -------------  ----------------

Balance, December 31, 2001     2,915,428      $     292     $ 4,232,821   $ (3,287,205)    $    945,908

Net loss for the period	            -               -              -           (100,092)        (100,092)
                              ------------  -------------  -------------  -------------  ----------------
Balance, September 30, 2002    2,915,428      $     292     $ 4,232,821   $ (3,387,297)    $    845,816
                              ============ =============  ==============  =============  ================


The accompanying notes are an integral part of these condensed consolidated financial statements.

ORTHODONTIX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)


                                                                        NINE MONTHS ENDED
                                                                         SEPTEMBER 30,
                                                                    -------------------------
                                                                      2002            2001
                                                                    ---------       ---------
Cash flows from operating activities:
   Net loss                                                        $ (100,092)     $(273,113)
   Adjustments to reconcile net loss to net cash (used in)
     provided by operating activities:
     Loss on sale of doctor practices                                    -            94,000
     Changes in assets and liabilities                                (20,239)       715,159
                                                                    ---------       ---------
        Net cash (used in) provided by operating activities          (120,331)       536,046
                                                                    ---------       ---------
Cash flows from investing activities:
   Payments received from notes receivable                             28,155         84,993
   Cash used in sales of certain practices assets                         -          (78,935)
   Proceeds from the sale of fixed assets                                 150             -
                                                                    ---------       ---------
       Net cash provided by investing activities                       28,305          6,058
                                                                    ---------       ---------
Net (decrease) increase in cash and cash equivalents                  (92,026)       542,104
Cash and cash equivalents, beginning of period                        915,635        390,739
                                                                    ---------       ---------
Cash and cash equivalents, end of period                           $  823,609      $ 932,843
                                                                    =========       =========



The accompanying notes are an integral part of these condensed consolidated financial statements.

ORTHODONTIX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2002
(UNAUDITED)

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

The results of operations for the nine months ended September 30, 2002 are not necessarily indicative of the results of operations to be expected for the year ended December 31, 2002. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission on March 29, 2002.

2.   ACCOUNTS PAYABLE AND ACCRUED EXPENSES:
     Accounts payable and accrued expenses consist of the following:

                                September 30, 2002           December 31,
                                    (Unaudited)               2001
                                  --------------          ------------
Accounts payable                  $        4,214          $     4,214
Other accrued expenses                    61,143               73,062
                                  --------------          ------------
                                  $       65,357          $    77,276
                                  ==============          ============

3.   EARNINGS PER SHARE:
Basic earnings per share is calculated by dividing net income or loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net income or loss by the weighted average number of common shares and potential common equivalent shares outstanding during the period. Potential common shares consist of the dilutive effect of outstanding options calculated using the treasury stock method. For the nine months period ended September 30, 2001, the potential common shares were antidilutive; thus there was no difference in the basic net income per share and the diluted net income per share. There were no potential common equivalent shares for the nine months ended September
30, 2002.

ORTHODONTIX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2002, Continued
(UNAUDITED)

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

As a result of the transactions described above, the Company recorded a loss in the amount of $94,000 for the nine months ended September 30, 2001.