Form 10QSB
period 2003-03-31
ORTHODONTIX INC
filed 2003-05-13
CIK 1006281

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                 Form 10-QSB

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2003

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

     On May 9, 2003, the number of shares of outstanding Common Stock of the issuer was 2,915,428.

     Traditional Small Business Disclosure Format (check one) Yes [X] No [ ]
     Documents Incorporated by reference          None

                                ORTHODONTIX, INC.
                                  FORM 10-QSB
                           QUARTER ENDED March 31, 2003

TABLE OF CONTENTS

PART I
Item 1. Financial Statements                                              1
Item 2. Management's Discussion and Analysis or Plan of Operation         1
Item 3. Controls and Procedures                                           2

PART II
Item 1. Legal Proceedings                                                 3
Item 2. Changes in Securities and Use of Proceeds                         3
Item 3. Defaults upon Senior Securities                                   3
Item 4. Submission of Matters to a Vote of Security Holders               3
Item 5. Other Information                                                 3
Item 6. Exhibits and Reports on Form 8-K                                  3

SIGNATURES                                                                4

CERTIFICATIONS                                                            5

INDEX TO FINANCIAL STATEMENTS                                            F-1

EXHIBIT INDEX                                                            14


PART I

FINANCIAL INFORMATION

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

     Results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results of operations expected for the year ending December 31, 2003.

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

     The discussion of the Company's financial condition and plan of operation should be read in conjunction with the Company's unaudited, condensed financial statements and notes thereto included elsewhere in this Report and the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.

FINANCIAL RESULTS FOR THE QUARTER ENDED MARCH 31, 2003

     For the quarter ended March 31, 2003, the Company recorded a net loss of approximately $32,500 or $0.01 per share. Included in the financial results for the quarter ended March 31, 2003, were general and administrative expenses of approximately $30,300, other operating expense of approximately $4,200, and interest and other income of approximately $2,100.

     The Company does not expect to generate operating revenues or net income until such time as it effects a business combination with an operating company. However, in the event the Company does consummate a merger or an acquisition of an operating company, there can be no assurances that the combined operation will operate profitably.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 2003, the Company had cash and cash equivalents of approximately $819,400 and total liabilities of approximately $81,100. The Company's cash is primarily invested in money market accounts. The Company continues to anticipate that the primary uses of working capital will include general and administrative expenses and costs associated with seeking to locate and consummate a business combination. The Company believes that its operating funds will be sufficient for its cash expenses for at least the next twelve months.

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

ITEM 3. CONTROLS AND PROCEDURES

     On May 5, 2003, the Company's management concluded its evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. As of the Evaluation Date, the Company's President and Chief Executive Officer and its Acting Chief Financial Officer concluded that the Company maintains disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in the Company's reports under the Securities Exchange Act of 1934 (Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its President and Chief Executive Officer and its Acting Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company's management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management's control objectives. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the quarter ended March 31, 2003, no matters were submitted to a vote of security holders of the Company through the solicitation of proxies or otherwise.

ITEM 5. OTHER INFORMATION

                  None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits.

                  Exhibit 99.1: Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                  Exhibit 99.2: Certification of Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b)      Reports on Form 8-K

                  None.

SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   ORTHODONTIX, INC.
                                   (Registrant)

Dated: May 12, 2003                 By: /s/ Glenn L. Halpryn
                                    ---------------------------------------
                                    Glenn L. Halpryn
                                    Chairman and President (Principal
                                      Executive Officer)

Dated: May 12, 2003                 By: /s/ Alan Jay Weisberg
                                    ---------------------------------------
                                    Alan Jay Weisberg
                                    Acting Chief Financial Officer
                                    (Principal Financial and
                                      Accounting Officer)

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

     I, Glenn L. Halpryn, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Orthodontix, Inc.;
     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures
(as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated:  May 12, 2003           By:   /s/ Glenn L. Halpryn
                                    ---------------------------------------
                                    Glenn L. Halpryn
                                    Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER

     I, Alan Jay Weisberg, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Orthodontix, Inc.;
     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures
(as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  May 12, 2003           By:   /s/ Alan Jay Weisberg
                                    ---------------------------------------
                                    Alan Jay Weisberg
                                    Acting Chief Financial Officer

INDEX TO FINANCIAL STATEMENTS

                                                                        Pages

Condensed Balance Sheets as of March 31, 2003 (Unaudited)
     and December 31, 2002                                               F-2

Condensed Statements of Operations
     for the Three Months Ended March 31, 2003 and 2002 (Unaudited)      F-3

Condensed Statement of Changes in Stockholders' Equity
     for the Three Months Ended March 31, 2003 (Unaudited)               F-4

Condensed Statements of Cash Flows
     for the Three Months Ended March 31, 2003 and 2002 (Unaudited)      F-5

Notes to the Condensed Financial Statements                              F-6

ORTHODONTIX, INC.
CONDENSED BALANCE SHEETS

                                                                  MARCH 31, 2003        DECEMBER 31,
                       ASSETS                                      (UNAUDITED)              2002
                                                                 ---------------        ------------
Current assets:
    Cash and cash equivalents                                    $       819,368        $    807,639
    Prepaid expenses and other current assets                             25,368              24,323
                                                                 ---------------        ------------
      Total current assets                                               844,736             831,962

Notes and other receivables                                                  -                43,258
                                                                 ---------------        ------------
      Total assets                                               $       844,736        $    875,220
                                                                 ===============        ============

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued liabilities                     $        81,077        $     79,074
                                                                 ---------------        ------------
      Total current liabilities                                           81,077              79,074
                                                                 ---------------        ------------
Commitments

Stockholders' equity:
   Preferred stock, $.0001 par value, 100,000,000 shares
     authorized, no shares issued and outstanding                            -                  -
   Common stock, $.0001 par value, 100,000,000 shares authorized,
     2,915,428 shares issued and outstanding at March 31, 2003
     and December 31, 2002                                                   292                 292
   Additional paid-in capital                                          4,232,821           4,232,821
   Accumulated deficit                                                (3,469,454)         (3,436,967)
                                                                 ---------------        ------------
      Total stockholders' equity                                         763,659             796,146
                                                                 ---------------        ------------
      Total liabilities and stockholders' equity                 $       844,736        $    875,220
                                                                 ===============        ============

The accompanying notes are an integral part of these condensed financial statements.

ORTHODONTIX, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                       -------------------------
                                                         2003            2002
                                                       ---------       ---------
General and administrative expenses                    $ 30,301        $ 40,623
Other operating expense                                   4,250             -
                                                       ---------       ---------
       Net operating loss                               (34,551)        (40,623)
                                                       ---------       ---------
Other income (expense):
    Interest income                                       2,064           4,715
    Other income                                            -               150
                                                       ---------       ---------
      Total other income                                  2,064           4,865
                                                       ---------       ---------
Net loss                                               $(32,487)       $(35,758)
                                                       =========       =========

Loss per common and common
    equivalent share:

   Basic                                               $  (0.01)       $  (0.01)
                                                       =========       =========
   Diluted                                             $  (0.01)       $  (0.01)
                                                       =========       =========
Weighted average number of common and
   common equivalent shares outstanding -
   basic and diluted                                   2,915,428       2,915,428
                                                       =========       =========


The accompanying notes are an integral part of these condensed financial statements.

ORTHODONTIX, INC.
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)
for the three months ended March 31, 2003


                                                            Additional                          Total
                                     Common Stock             Paid-In      Accumulated       Stockholders'
                                 Shares        Amounts        Capital        Deficit            Equity
                              ------------  -------------  -------------  -------------  ----------------

Balance, December 31, 2002     2,915,428      $     292     $ 4,232,821   $ (3,436,967)    $    796,146
Net loss for the period	            -               -              -            (32,487)         (32,487)
                              ------------  -------------  -------------  -------------  ----------------
Balance, March 31, 2003        2,915,428      $     292     $ 4,232,821   $ (3,469,454)    $    763,659
                              ============ =============  ==============  =============  ================


The accompanying notes are an integral part of these condensed financial statements.

ORTHODONTIX, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)


                                                                        THREE MONTHS ENDED
                                                                            MARCH 31,
                                                                   -------------------------
                                                                      2003            2002
                                                                   ---------       ---------
Cash flows from operating activities:
     Net loss                                                      $ (32,487)      $ (35,758)
     Loss on collection of notes receivable                            4,250             -
     Adjustments to reconcile net loss to net cash used in
       operating activities:
       Changes in assets and liabilities                             (20,915)        (26,498)
                                                                   ---------       ---------
           Net cash used in operating activities                     (49,152)        (62,256)
                                                                   ---------       ---------

Cash flows from investing activities:
     Payment of notes receivable                                      60,881           9,233
     Proceeds from the sale of fixed assets                              -               150
                                                                   ---------       ---------
           Net cash provided by investing activities                  60,881           9,383
                                                                   ---------       ---------
Net increase (decrease) in cash and cash equivalents                  11,729         (52,873)

Cash and cash equivalents, beginning of period                       807,639         915,635
                                                                   ---------       ---------
Cash and cash equivalents, end of period                           $ 819,368       $ 862,762
                                                                   =========       =========

The accompanying notes are an integral part of these condensed financial statements.

ORTHODONTIX, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2003
(UNAUDITED)


1.  BASIS OF PRESENTATION:
    The accompanying unaudited condensed financial statements of Orthodontix, Inc. ("Orthodontix" or the "Company") presented herein do not include all disclosures required by accounting principles generally accepted in the United States of America for a complete set of financial statements. In the opinion of management, these financial statements include all adjustments, including normal recurring adjustments, necessary for a fair presentation of the results of interim periods.

    The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2003. The unaudited condensed financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission on March 28, 2003.

2.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES:
    Accounts payable and accrued expenses consist of the following:

                                  March 31, 2003          December 31,
                                    (Unaudited)               2002
                                  --------------          -----------
    Accounts payable              $        4,214          $     4,214
    Accrued expenses                      76,863               74,860
                                  --------------          -----------
                                  $       81,077          $    79,074
                                  ==============          ===========

3.   EARNINGS PER SHARE:
     Basic earnings per share is calculated by dividing the net income or loss by the weighted average number of common and potential common shares outstanding during the period. Diluted earnings per share is calculated by dividing net income or loss by the weighted average number of common shares and potential common equivalent shares outstanding during the period. Potential common equivalent shares consist of the dilutive effect of outstanding options calculated using the treasury stock method. There are no potential common equivalent shares for the three months ended March 31, 2003 and 2002.

ORTHODONTIX, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2003, Continued
(UNAUDITED)

4.   LOSS ON COLLECTION OF NOTE RECEIVABLE:
     At December 31, 2002, the Company had a note receivable as a result of the termination of the affiliation with a Founding Practice with an outstanding balance of approximately $65,000. Such note receivable was due in monthly payments through August 2004. On March 31, 2003, the Company entered into an agreement for the Founding Practice to settle the outstanding balance on the note receivable for a payment of approximately $60,900. As a result of the agreement, the Company recorded other operating expenses in the amount $4,250 for the three months ended March 31, 2003.

                                EXHIBIT INDEX


Exhibit No.          Description

   99.1 Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to
                     Section 906 of the Sarbanes-Oxley Act of 2002.

   99.2 Statement of Acting Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to
                     Section 906 of the Sarbanes-Oxley Act of 2002.

                                                                Exhibit 99.1

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350

     In connection with the Quarterly Report on Form 10-QSB of Orthodontix, Inc. for the period ended March 31, 2003 as filed with the Securities and Exchange Commission (the "Report"), I, Glenn L. Halpryn, Chief Executive Officer of Orthodontix, Inc., hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Orthodontix, Inc.




Dated:  May 12, 2003           By:   /s/ Glenn L. Halpryn
                                    ---------------------------------------
                                    Glenn L. Halpryn
                                    Chief Executive Officer





















A signed original of this written statement required by Section 906 has been provided to Orthodontix, Inc. and will be retained by Orthodontix, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

                                                                Exhibit 99.2

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350

     In connection with the Quarterly Report on Form 10-QSB of Orthodontix, Inc. for the period ended March 31, 2003 as filed with the Securities and Exchange Commission (the "Report"), I, Alan Jay Weisberg, Acting Chief Financial Officer of Orthodontix, Inc., hereby certify pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Orthodontix, Inc.




Dated:  May 12, 2003           By:   /s/ Alan Jay Weisberg
                                    ---------------------------------------
                                    Alan Jay Weisberg
                                    Acting Chief Financial Officer







A signed original of this written statement required by Section 906 has been provided to Orthodontix, Inc. and will be retained by Orthodontix, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.