Form 10QSB
period 2003-09-30
ORTHODONTIX INC
filed 2003-11-14
CIK 1006281

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                 Form 10-QSB

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended September 30, 2003

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

     On November 7, 2003, the number of shares of outstanding Common Stock of the issuer was 2,915,428.

     Traditional Small Business Disclosure Format (check one) Yes [X] No [ ]
     Documents Incorporated by reference          None

                                ORTHODONTIX, INC.
                                  FORM 10-QSB
                           QUARTER ENDED September 30, 2003

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

     Results of operations for the nine months ended September 30, 2003 are not necessarily indicative of the results of operations expected for the year ending December 31, 2003.

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

FINANCIAL RESULTS FOR THE QUARTER ENDED SEPTEMBER 30, 2003

     For the quarter ended September 30, 2003, the Company recorded a net loss of approximately $32,300 or $0.01 per share. Included in the financial results for the quarter ended September 30, 2003, were general and administrative expenses of approximately $33,000, and interest and other income of approximately $700.

     The Company does not expect to generate operating revenues or net income until such time as it effects a business combination with an operating company. However, in the event the Company does consummate a merger or an acquisition of an operating company, there can be no assurances that the combined operation will operate profitably.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 2003, the Company had cash and cash equivalents of approximately $756,100 and total liabilities of approximately $63,200. The Company's cash is primarily invested in money market accounts. The Company continues to anticipate that the primary uses of working capital will include general and administrative expenses and costs associated with seeking to locate and consummate a business combination. The Company believes that its operating funds will be sufficient for its cash expenses for at least the next twelve months.

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

ITEM 3. CONTROLS AND PROCEDURES

     As of September 30, 2003, the Company's President and Chief Executive Officer and its Acting Chief Financial Officer evaluated the Company's disclosure controls and procedures and they concluded that the Company maintains effective disclosure controls and procedures. There have been no significant changes in internal control over financial reporting that have materially affected, or are likely to materially affect, the Company's internal control over financial reporting subsequent to the Evaluation Date.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the quarter ended September 30, 2003, no matters were submitted to a vote of security holders of the Company through the solicitation of proxies or otherwise.

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

                                   ORTHODONTIX, INC.
                                   (Registrant)

Dated: November 12, 2003               By: /s/ Glenn L. Halpryn
                                    ---------------------------------------
                                    Glenn L. Halpryn
                                    Chairman and President (Principal
                                      Executive Officer)

Dated: November 12, 2003               By: /s/ Alan Jay Weisberg
                                    ---------------------------------------
                                    Alan Jay Weisberg
                                    Acting Chief Financial Officer
                                    (Principal Financial and
                                      Accounting Officer)

INDEX TO FINANCIAL STATEMENTS

                                                                        Pages

Condensed Balance Sheets as of September 30, 2003 (Unaudited)
     and December 31, 2002                                               F-2

Condensed Statements of Operations for the Three and Nine
     Months Ended September 30, 2003 and 2002 (Unaudited)                F-3

Condensed Statement of Changes in Stockholders' Equity
     for the Nine Months Ended September 30, 2003 (Unaudited)            F-4

Condensed Statements of Cash Flows for the Nine Months
     Ended September 30, 2003 and 2002 (Unaudited)                       F-5

Notes to the Condensed Financial Statements (Unaudited)                  F-6

ORTHODONTIX, INC.
CONDENSED BALANCE SHEETS

                                                              SEPTEMBER 30, 2003        DECEMBER 31,
                       ASSETS                                      (UNAUDITED)              2002
                                                              ------------------        ------------
Current assets:
    Cash and cash equivalents                                    $       756,053        $    807,639
    Prepaid expenses and other current assets                              8,785              24,323
                                                                 ---------------        ------------
      Total current assets                                               764,838             831,962

Notes and other receivables                                                  -                43,258
                                                                 ---------------        ------------
      Total assets                                               $       764,838        $    875,220
                                                                 ===============        ============

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued liabilities                     $        63,219        $     79,074
                                                                 ---------------        ------------
      Total current liabilities                                           63,219              79,074
                                                                 ---------------        ------------
Commitments

Stockholders' equity:
   Preferred stock, $.0001 par value, 100,000,000 shares
     authorized, no shares issued and outstanding                            -                   -
   Common stock, $.0001 par value, 100,000,000 shares authorized,
     2,915,428 shares issued and outstanding at September 30,
     2003 and December 31, 2002                                              292                 292
   Additional paid-in capital                                          4,232,821           4,232,821
   Accumulated deficit                                                (3,531,494)         (3,436,967)
                                                                 ---------------        ------------
      Total stockholders' equity                                         701,619             796,146
                                                                 ---------------        ------------
      Total liabilities and stockholders' equity                 $       764,838        $    875,220
                                                                 ===============        ============

The accompanying notes are an integral part of these condensed financial statements.

ORTHODONTIX, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                          THREE MONTHS ENDED         NINE MONTHS ENDED
                                                             SEPTEMBER 30,              SEPTEMBER 30,
                                                     -------------------------  -------------------------
                                                         2003         2002          2003         2002
                                                     ------------ ------------  ------------ ------------
General and administrative expenses                   $   33,018   $   35,760    $   94,280   $  113,258
Other operating expense                                      -            -           4,250          -
                                                     ------------ ------------  ------------ ------------
       Net operating loss                                (33,018)     (35,760)      (98,530)    (113,258)
                                                     ------------ ------------  ------------ ------------
Other income (expense):
    Interest income                                          762        3,602         4,003       12,854
    Other income                                             -            -             -            312
                                                     ------------ ------------  ------------ ------------
      Total other income                                     762        3,602         4,003       13,166
                                                     ------------ ------------  ------------ ------------
Net loss                                              $  (32,256)  $  (32,158)      (94,527)  $ (100,092)
                                                     ============ ============  ============ ============

Loss per common and common
    equivalent share:

   Basic                                              $    (0.01)  $    (0.01)   $    (0.03)  $    (0.03)
                                                     ============ ============  ============ ============
   Diluted                                            $    (0.01)  $    (0.01)   $    (0.03)  $    (0.03)
                                                     ============ ============  ============ ============
Weighted average number of common and
   common equivalent shares outstanding -
   basic and diluted                                   2,915,428    2,915,428     2,915,428    2,915,428
                                                     ============ ============  ============ ============


The accompanying notes are an integral part of these condensed financial statements.

ORTHODONTIX, INC.
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)
for the nine months ended September 30, 2003


                                                            Additional                         Total
                                     Common Stock             Paid-In      Accumulated     Stockholders'
                                 Shares        Amounts        Capital        Deficit          Equity
                              ------------  -------------  -------------  -------------  ----------------

Balance, December 31, 2002      2,915,428    $     292      $ 4,232,821   $ (3,436,967)  $    796,146
Net loss for the period               -            -                -          (94,527)       (94,527)
                              ------------  -------------  -------------  -------------  ----------------
Balance, September 30, 2003     2,915,428    $     292      $ 4,232,821   $ (3,531,494)  $    701,619
                              ============ =============  ==============  =============  ================


The accompanying notes are an integral part of these condensed financial statements.

ORTHODONTIX, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)


                                                                        NINE MONTHS ENDED
                                                                          SEPTEMBER 30,
                                                                   -------------------------
                                                                      2003            2002
                                                                   ---------       ---------
Cash flows from operating activities:
     Net loss                                                      $ (94,527)      $(100,092)
     Adjustments to reconcile net loss to net cash used in
       operating activities:
       Loss on collection of notes receivable                          4,250             -
       Changes in assets and liabilities                             (22,190)        (20,239)
                                                                   ---------       ---------
           Net cash used in operating activities                    (112,467)       (120,331)
                                                                   ---------       ---------

Cash flows from investing activities:
     Payments received from notes receivable                          60,881          28,155
     Proceeds from the sale of fixed assets                              -               150
                                                                   ---------       ---------
           Net cash provided by investing activities                  60,881          28,305
                                                                   ---------       ---------
Net decrease in cash and cash equivalents                            (51,586)        (92,026)

Cash and cash equivalents, beginning of period                       807,639         915,635
                                                                   ---------       ---------
Cash and cash equivalents, end of period                           $ 756,053       $ 823,609
                                                                   =========       =========

The accompanying notes are an integral part of these condensed financial statements.

ORTHODONTIX, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2003
(UNAUDITED)


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

    The results of operations for the nine months ended September 30, 2003 are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2003. The unaudited condensed financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission on March 28, 2003.

2.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES:
    Accounts payable and accrued expenses consist of the following:

                                September 30, 2003        December 31,
                                    (Unaudited)               2002
                                  --------------          -----------
    Accounts payable              $        4,214          $     4,214
    Other accrued expenses                59,005               74,860
                                  --------------          -----------
                                  $       63,219          $    79,074
                                  ==============          ===========

3.   EARNINGS PER SHARE:

     Basic earnings per share is calculated by dividing the net income or loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net income or loss by the weighted average number of common shares and potential common equivalent shares outstanding during the period. Potential common shares consist of the dilutive effect of outstanding options calculated using the treasury stock method. There were no potential common equivalent shares for the nine months ended September 30, 2003 and 2002.

ORTHODONTIX, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2003, Continued
(UNAUDITED)

4.   LOSS ON COLLECTION OF NOTE RECEIVABLE:

     At December 31, 2002, the Company had a note receivable as a result of the termination of the affiliation with a Founding Practice with an outstanding balance of approximately $65,000. Such note receivable was due in monthly payments through August 2004. On March 31, 2003, the Company entered into an agreement for the Founding Practice to settle the outstanding balance on the note receivable for a payment of approximately $60,900. As a result of the agreement, the Company recorded other operating expenses in the amount of $4,250 for the nine months ended September 30, 2003.

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

Dated:  November 12, 2003         By:   /s/ Glenn L. Halpryn
                                    ---------------------------------------
                                    Glenn L. Halpryn
                                    Chief Executive Officer

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

Dated:  November 12, 2003         By:   /s/ Alan Jay Weisberg
                                    ---------------------------------------
                                    Alan Jay Weisberg
                                    Acting Chief Financial Officer

                                                                Exhibit 32

CERTIFICATION PURSUANT TO RULE 13a-14(b) AND SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (SUBSECTIONS (a) AND (b) OF SECTION 1350, TITLE 18, UNITED STATES CODE)

     In connection with the Quarterly Report on Form 10-QSB of Orthodontix,Inc. for the period ended September 30, 2003 as filed with the Securities and Exchange Commission (the "Report"), we, Glenn L. Halpryn, Chief Executive Officer of Orthodontix, Inc., and Alan Jay Weisberg, Acting Chief Financial Officer of Orthodontix, Inc., hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Orthodontix, Inc.




Dated:  November 12, 2003         By:   /s/ Glenn L. Halpryn
                                    ---------------------------------------
                                    Glenn L. Halpryn
                                    Chief Executive Officer


Dated:  November 12, 2003         By:   /s/ Alan Jay Weisberg
                                    ---------------------------------------
                                    Alan Jay Weisberg
                                    Acting Chief Financial Officer
















A signed original of this written statement required by Section 906 has been provided to Orthodontix, Inc. and will be retained by Orthodontix, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.