Form 10-K
period 2003-12-31
ORTHODONTIX INC
filed 2004-03-30
CIK 1006281

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934

             For the Fiscal Year Ended December 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from _____ to _____

                         Commission File No. 000-27836

                              ORTHODONTIX, INC.
             ----------------------------------------------------
             (Exact name of small business issuer in its charter)

          FLORIDA                                  65-0643773
----------------------------                   -------------------
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

The aggregate market value of the voting and non-voting stock held by non-affiliates of the Company based on the average of the bid and asked price of $0.175 of such Common Stock, as of March 21, 2003, is $364,197 based upon 2,081,127 shares of the Company's Common Stock outstanding as of March 21, 2003 held by non-affiliates. For purposes of this computation, all executive officers, directors and 5% beneficial owners of the Common Stock of the registrant have been deemed to be affiliates. Such determination should not be deemed to be an admission that such directors, officers or 5% beneficial owners are, in fact, affiliates of the registrant.

As of March 21, 2003, the Company had a total of 2,915,428 shares of Common Stock, par value $.0001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  None.

                              ORTHODONTIX, INC.
                                FORM 10-KSB
                     FISCAL YEAR ENDED DECEMBER 31, 2002

TABLE OF CONTENTS                                               Page
                                                                ----
PART I                                                           -1-
   Item 1.     Description of Business                           -1-

   Item 2.     Description of Property                           -2-

   Item 3.     Legal Proceedings                                 -2-

   Item 4.     Submission of Matters to a Vote
               of Security Holders                               -2-

PART II                                                          -2-
   Item 5.     Market for Common Equity and Related Stockholder
               Matters                                           -2-

   Item 6.     Management's Discussion and Analysis or Plan of
               Operation                                         -3-

   Item 7.     Financial Statements                              -4-

   Item 8.     Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure               -4-

PART III                                                         -5-
   Item 9.     Directors, Executive Officers, Promoters and
               Control Persons; Compliance With Section 16(a)
               of the Exchange Act                               -5-

   Item 10.    Executive Compensation                            -6-

   Item 11.    Security Ownership of Certain Beneficial Owners
               And Management                                    -8-

   Item 12.    Certain Relationships and Related Transactions    -9-

   Item 13.    Exhibits And Reports on Form 8-K                 -10-

   Item 14.    Controls and Procedures                          -10-

SIGNATURES                                                      -11-

CERTIFICATIONS                                                  -12-

EXHIBIT INDEX                                                   -15-


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

CESSATION OF THE ORTHODONTIC PRACTICE MANAGEMENT BUSINESS OF THE COMPANY

     By November 1999, the Company had ceased providing practice management services to all the Practices and by May 15, 2001, the Company had terminated its affiliation with all the Practices. In connection with the termination of its affiliations and the cessation of its practice management business, the Company sold certain practice assets back to the Practices and assumed certain liabilities. During April and May 2001, certain of the Company's executive officers resigned and returned to the Company shares of its Common Stock and options to acquire Common Stock. The Company recorded the sales of all the practice assets and the shares of Common Stock returned in connection with the resignations of management as of December 31, 2000 and December 31, 2001, and such transactions are reflected in the Company's Annual Reports on Form 10-KSB for the years then ended. See "MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION" at page 3 for a further discussion.

FUTURE PLANS

     Following the cessation of the orthodontic practice management business, the Company has tried to effect a merger, acquisition or other business combination with an operating company utilizing any combination of its Common Stock, cash on hand, or other funding sources that the Company reasonably believes are available. Since June 2001, management has devoted substantially all of its time to identifying potential merger or acquisition candidates. The Company is searching for an established business, principally in South Florida, and the Company has evaluated more than 100 such companies operating in selected industries, including business services, health care, manufacturing, distribution, aviation, pharmaceutical and banking.

     Although the Company believes that it will be successful in consummating a business combination with an operating company, there can be no assurances that the Company will enter into such a transaction in the near term or on terms favorable to the Company, or that other funding sources will be available.

EMPLOYEES

     Except for Glenn L. Halpryn, the Company's Chief Executive Officer, the Company currently has no full-time or part-time employees. The Company's Acting Chief Financial Officer, Alan Jay Weisberg, is compensated by the Company on a project basis through the accounting firm of Weisberg Brause & Co., a firm in which Mr. Weisberg is a shareholder.

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

ITEM 3. LEGAL PROCEEDINGS

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of the year ended December 31, 2002, no matters were submitted to a vote of security holders of the Company.

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

OTC Bulletin Board                          Low Bid          High Bid
----------------------------------        -------------    ------------
2002
   First Quarter                              $.23              $.38
   Second Quarter                             $.23              $.38
   Third Quarter                              $.16              $.23
   Fourth Quarter                             $.11              $.16

2001
   First Quarter                              $.16              $.25
   Second Quarter                             $.15              $.40
   Third Quarter                              $.27              $.35
   Fourth Quarter                             $.22              $.35

                                      2

     The Company has approximately 59 stockholders of record as of March 21, 2003, inclusive of those brokerage firms and/or clearinghouses holding the Company's shares of Common Stock for their clientele (with each such brokerage house and/or clearing- house being considered as one holder).

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

     The discussion of the Company's financial condition and plan of operation, should be read in conjunction with the Company's Financial Statements and Notes thereto included elsewhere in this Report.

FINANCIAL RESULTS FOR THE YEARS ENDED DECEMBER 31, 2002 AND DECEMBER 31,
2001.

     REVENUES.	The Company had ceased providing orthodontics practice
management services to the Practices as of November 1999 and accordingly, no management service fee revenue or other operating revenue was recorded by the Company during the years ended December 31, 2002 and 2001. The Company does not expect to generate operating revenue until such time as the Company consummates a business combination with an operating company.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were approximately $166,000 and $292,000 for the years ended December 31, 2002 and 2001, respectively. During 2002, such expenses consisted primarily of executive officer compensation totaling approximately $54,000, insurance of approximately $23,000, and legal and accounting costs amounting to approximately $66,000.

     The Company incurred costs during the year ended December 31, 2001 in connection with the termination of its practice management business, but no such costs were incurred during the year ended December 31, 2002. The Company anticipates that its general and administrative expenses will remain low until such time as the Company effects a merger or other business combination with an operating company.

     INTEREST INCOME. Interest income of approximately $16,000 and $57,000 for the years ended December 31, 2002 and 2001, respectively, represents interest earned on excess cash balances invested primarily in short-term money market accounts. The decrease in interest income for year 2002 is primarily attributable to lower market rates of interest combined with the Company's having less excess cash invested during the year.

     NET LOSS. For the years ended December 31, 2002 and 2001, the Company recorded a net loss of approximately $150,000 and $329,000, respectively, or $0.05 and $.10 per share, respectively. Included in the financial results for 2001 is a $94,000 loss relating to the Company's termination of its last affiliation with an orthodontic practice, which occurred in May 2001.

     The Company does not expect to generate net income, if at all, until such time as it effects a business combination with an operating company. However, in the event that the Company does consummate a merger or an acquisition of an operating company, there can be no assurances that the combined operation will operate profitably.

LIQUIDITY AND CAPITAL RESOURCES/PLAN OF OPERATION

     As of December 31, 2002, the Company had cash and cash equivalents of approximately $808,000 and total liabilities of approximately $79,000. The Company's cash is currently invested in money market accounts and overnight repurchase agreements. The Company continues to anticipate that the primary uses of working capital will include general and administrative expenses and costs associated with seeking to locate and consummate a business combination. The Company believes that its operating funds will be sufficient for its cash expenses for at least the next twelve months. At December 31, 2002, the Company had no ongoing contractual commitments.

     Management of the Company intends to continue devoting substantially all of its time to identifying merger or acquisition candidates, targeting established businesses that operate principally in South Florida and in selected industries, including business services, health care, manufacturing, distribution, aviation, pharmaceutical and banking. The Company has evaluated more than 100 such businesses since June 2001. In the event the Company locates an acceptable operating business, the Company intends to effect the transaction utilizing any combination of its Common Stock, cash on hand, or other funding sources that the Company reasonably believes are available. However, there can be no assurances that the Company will be able to consummate a merger or acquisition of an operating business on terms favorable to the Company, or that other funding sources will be available.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                 PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

     The current directors and executive officers of the Company are as follows:

NAME                      AGE       POSITION
----                      ---       --------
Glenn L. Halpryn           42       Chairman of the Board of
                                    Directors, Chief Executive
                                    Officer, President and
                                    Secretary

Alan Jay Weisberg          57       Acting Chief Financial and
                                    Accounting Officer, Director

Noah M. Silver             44       Director

     Glenn L. Halpryn has been the Company's Chief Executive Officer since May 2001 and Chairman of the Board of Directors, President and Secretary of the Company since April 2001. Mr. Halpryn has been a member of the Board of Directors since its inception and served a previous term as President of the Company from its inception through the closing of the Merger. Mr. Halpryn is also Chief Executive Officer and a director of Transworld Investment Corporation ("TIC"), serving in such capacity since June 2001. From 1984 to June 2001, Mr. Halpryn served as Vice President/Treasurer of TIC. From 1999, Mr. Halpryn also served as Vice President of Ivenco, Inc. ("Ivenco") until Ivenco's merger into TIC in June 2001. In addition, since 1984, Mr. Halpryn has been engaged in real estate investment and development activities, including the management, finance and leasing of commercial real estate.
From April 1988 through June 1998, Mr. Halpryn was Vice Chairman of Central Bank, a Florida state-chartered bank. Since June 1987, Mr. Halpryn has been the President of and beneficial holder of stock of United Security Corporation ("United Security"), a broker-dealer registered with the NASD. From June 1992 through May 1994, Mr. Halpryn served as the Vice President, Secretary-Treasurer of Frost Hanna Halpryn Capital Group, Inc., a "blank check" company whose business combination was effected in May 1994 with Sterling Healthcare Group, Inc. From June 1995 through October 1996, Mr. Halpryn served as a member of the Board of Directors of Sterling Healthcare Group, Inc. During 2002 Mr. Halpryn became a director of Ivax Diagnostics, Inc., a publicly held corporation, and is a member of its audit committee.

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

AUDIT COMMITTEE FINANCIAL EXPERTS

     The Board of Directors has determined that the Company has two audit committee financial experts serving on its audit committee--Noah M. Silver and Alan Jay Weisberg. Only Mr. Silver is independent.

COMPLIANCE WITH SECTION 16(a)

     To the Company's knowledge, based solely upon the Company's review of Forms 3, 4 and 5 furnished to the Company, for the year ended December 31, 2002, no person who was a director, officer or beneficial owner of more than ten percent of the Company's outstanding Common Stock or any other person subject to Section 16 of the Securities Exchange Act of 1934 (the "Exchange Act") failed to file on a timely basis, reports required by Section 16(a) of the Exchange Act.

ITEM 10. EXECUTIVE COMPENSATION

DIRECTOR COMPENSATION

     During the year ended December 31, 2002, each director of the Company (employee and non-employee directors alike) received $300 for each Board meeting attended as well as reimbursement for any reasonable business expenses incurred by the director in connection with his activities on behalf of the Company. During 2002, the Company held two meetings of the Board of Directors. In addition, directors are entitled to receive stock options under the 1997 Orthodontix, Inc. Stock Option Plan. No such stock options were granted to directors during the year ended December 31, 2002.

EXECUTIVE COMPENSATION

     No executive officer of the Company was compensated more than $100,000 during the year ended December 31, 2002. The following table sets forth all the compensation earned by Dr. Grussmark, who served as Chief Executive Officer of the Company during the years ended December 31, 2001, 2000 and 1999, and by Glenn L. Halpryn, who has been the Company's Chief Executive Officer since May 2001.

SUMMARY COMPENSATION TABLE

                      Annual Compensation               Long Term Compensation Awards
                    ______________________      _____________________________________________
Name and                                                           Securities
Principal                                       Other Annual       Underlying     All Other
Position            Year     Salary   Bonus     Compensation       Options        Compensation
Stephen Grussmark,  2001    $     0   $ 0       $  0                    0             $  0
Chief Executive     2000    $     0   $ 0       $  0                    0             $  0
Officer             1999    $     0   $ 0       $  0                    0             $  0

Glenn Halpryn,      2002    $50,000   $ 0       $  0                    0             $600
Chief Executive     2001    $71,000   $ 0       $  0                    0             $900
Officer(1)

    (1) In April 2001, the Board of Directors of the Company decided to compensate Mr. Halpryn for his services to the Company during the years ended December 31, 1999 and 2000 in the amount of $50,000 for each year and to reimburse Mr. Halpryn for certain legal and accounting fees of approximately $175,000 paid by Mr. Halpryn from January 1999 through April 2001 for advice in connection with the termination of the Company's practice management business and its affiliation with the Practices. Mr. Halpryn had not previously received any compensation for any of the years reported. The Board of Directors also agreed to pay Mr. Halpryn a salary of $50,000 for the year ended December 31, 2001 for his service as President and Chairman of the Board of Directors of the Company. When Mr. Halpryn became the Company's Chief Executive Officer, the Board of Directors agreed to increase Mr. Halpryn's salary, and he received $70,833 in salary and $900 in directors' fees during 2001. In January 2002 Mr. Halpryn reduced his salary to $50,000 annually.

STOCK OPTION GRANTS IN 2002

     No options to purchase shares of the Company's Common Stock were granted to any executive officer during the year ended December 31, 2002. The following table sets forth certain summary information concerning grants of options to purchase shares of the Company's Common Stock during the year ended December 31, 2002:

                  Number of Securities  % of Total Options     Exercise/
                   Underlying Options    Granted to Employees   Base Price/   Expiration
Name               Granted               in Fiscal Year         Share         Date
Glenn Halpryn            N/A                   ---                ---          ---

STOCK OPTION EXERCISES IN 2002
AND YEAR-END OPTION VALUES

     No options to purchase shares of the Common Stock of the Company were exercised by any executive officer of the Company during the year ended December 31, 2002 and at December 31, 2002, there were no unexercised options to purchase the Company's Common Stock held by any executive officer of the Company. The following table sets forth certain summary information concerning exercised and unexercised options to purchase shares of the Company's Common Stock as of December 31, 2002:

                   Shares                                              Value of Unexercisable In-
                   Acquired                 Number of Unexercised      the-money Options at FY-
                   on         Value         Options at FY-end          end Exercisable /
Name               Exercise   Realized   Exercisable/Unexercisable     Unexercisable

Glenn L. Halpryn     ---         N/A               0/0                         $0/$0

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL
ARRANGEMENTS

     Neither Mr. Halpryn, the Company's Chief Executive Officer, nor any other executive officer of the Company, has an employment agreement with the Company.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information known to the Company with respect to the beneficial ownership of its Common Stock as of March 21, 2003 by (i) each stockholder known by the Company to own beneficially more than 5% of the outstanding Common Stock, (ii) each named executive officer of the Company, (iii) each director of the Company, and (iv) all directors and executive officers as a group. As of March 21, 2003, there were 2,915,428 shares of Common Stock outstanding.

PRINCIPAL SHAREHOLDERS

Name and Address               Shares of Common Stock    Percent
of Beneficial Owner            Beneficially Owned(1)      Owned
Stephen Grussmark                     450,000(2)               15.4%
7400 North Kendall Drive Suite 704
Miami, FL  33156

Glenn L. Halpryn                      380,100            13.0%
1428 Brickell Avenue, Suite 105
Miami, FL  33131

Alan Jay Weisberg                       4,201            0.14%
1428 Brickell Avenue, Suite 105
Miami, FL  33131

Noah Silver                                 0            0%
1428 Brickell Avenue, Suite 105
Miami, FL  33131

All Officers and                      384,301            13.2%
Directors as a Group(2)

Total Shares Outstanding
as of March 21, 2003                2,915,428

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Common Stock subject to options or warrants held by that person that are currently exercisable or will become exercisable within 60 days after March 21, 2003 are deemed outstanding, while such shares are not deemed outstanding for purposes of computing percentage ownership of any other person. Unless otherwise indicated in the footnotes below, the persons and entities named in the table have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws where applicable.

(2) Represents shares of Common Stock held in various trusts for which either Dr. Grussmark or his wife is the sole trustee and the beneficiaries of which are Dr. Grussmark, his wife or his children.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Alan Jay Weisberg, CPA, the Company's Acting Chief Financial Officer since September 1999 and a member of the Company's Board of Directors and Treasurer since April 2001, is a shareholder of Weisberg Brause, which firm was paid $9,100.00 and $8,683 during the years ended December 31, 2002 and 2001, respectively.

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

(b)      Reports on Form 8-K:

         None

ITEM 14. CONTROLS AND PROCEDURES

CONTROLS AND PROCEDURES

     On March 5, 2003, the Company's management concluded its evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. As of the Evaluation Date, the Company's President and Chief Executive Officer and its Chief Financial Officer concluded that the company maintains disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in the company's reports under the Securities Exchange Act of 1934 (Exchange
Act) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its President and Chief Executive Officer and its Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company's management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management's control objectives. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By: /s/ Glenn Halpryn____
    Glenn Halpryn, Chief Executive Officer

March 27, 2003

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

By: /s/ Glenn Halpryn_____
    Glenn Halpryn, Chairman of the Board,
       Chief Executive Officer, President, Secretary

March 27, 2003


By: /s/ Alan Jay Weisberg_
    Alan Jay Weisberg, Acting Chief Financial
       and Accounting Officer, Director

March 27, 2003


By: /s/ Noah Silver_______
    Noah Silver, Director

March 27, 2003

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

     I, Glenn L. Halpryn, certify that:

     1. I have reviewed this annual report on Form 10-KSB of Orthodontix, Inc.;
     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures
(as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated:  March 27, 2003           By:
                                    ---------------------------------------
                                    Glenn L. Halpryn
                                    Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER

     I, Alan Jay Weisberg, certify that:

     1. I have reviewed this annual report on Form 10-KSB of Orthodontix, Inc.;
     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures
(as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  March 27, 2003           By:
                                    ---------------------------------------
                                    Alan Jay Weisberg
                                    Acting Chief Financial Officer

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350

     In connection with the Annual Report on Form 10-KSB of Orthodontix, Inc. for the period ended December 31, 2002 as filed with the Securities and Exchange Commission (the "Report"), I, Glenn L. Halpryn, Chief Executive Officer of Orthodontix, Inc., hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Orthodontix, Inc.




Dated:  March 27, 2003           By:
                                    ---------------------------------------
                                    Glenn L. Halpryn
                                    Chief Executive Officer


CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350

     In connection with the Annual Report on Form 10-KSB of Orthodontix, Inc. for the period ended December 31, 2002 as filed with the Securities and Exchange Commission (the "Report"), I, Alan Jay Weisberg, Acting Chief Financial Officer of Orthodontix, Inc., hereby certify pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Orthodontix, Inc.




Dated:  March 27, 2003           By:
                                    ---------------------------------------
                                    Alan Jay Weisberg
                                    Acting Chief Financial Officer

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

INDEX TO FINANCIAL STATEMENTS


                                                                        Pages

Report of Independent Certified Public Accountants                       F-2

Financial Statements:

Balance Sheets as of December 31, 2002 and 2001                          F-3

Statements of Operations for the years ended
      December 31, 2002 and 2001                                         F-4

Statements of Stockholders' Equity
      for the years ended December 31, 2002 and 2001                     F-5

Statements of Cash Flows for the years ended
      December 31, 2002 and 2001                                         F-6

Notes to the Financial Statements                                        F-7


              Report of Independent Certified Public Accountants


To the Board of Directors and
    Shareholders of Orthodontix, Inc.

In our opinion, the accompanying balance sheets and the related statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Orthodontix, Inc. (the "Company") at December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1, the Company terminated its affiliation with all of its Founding Practices and intends to effect a merger, acquisition or other business combination with an operating company utilizing any combination of its common stock, cash on hand or other funding sources.



PricewaterhouseCoopers LLP

Miami, Florida
March 14, 2003

ORTHODONTIX, INC.
BALANCE SHEETS
as of December 31, 2002 and 2001
------------------------------------------

                                                                             2002                      2001
                                        Assets
Current assets:
   Cash and cash equivalents                                            $    807,639               $    915,635
   Prepaid expenses and other current assets                                  24,323                     40,493
                                                                        ------------               ------------
     Total current assets                                                    831,962                    956,128

Notes receivable and other assets                                             43,258                     67,056
                                                                        ------------               ------------
     Total assets                                                       $    875,220               $  1,023,184
                                                                        ============               ============
                            Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable and accrued liabilities                             $     79,074               $     77,276
                                                                        ------------               ------------
     Total current liabilities                                                79,074                     77,276
                                                                        ------------               ------------

Commitments

Stockholders' equity:
   Preferred stock, $.0001 par value, 100,000,000 shares
     authorized, no shares issued and outstanding                                 -                          -
   Common stock, $.0001 par value, 100,000,000 shares
     authorized, 2,915,428 shares outstanding
     at December 31, 2002 and 2001                                               292                        292
   Additional paid-in capital                                              4,232,821                  4,232,821
   Accumulated deficit                                                    (3,436,967)                (3,287,205)
                                                                        ------------               ------------
     Total stockholders' equity                                              796,146                    945,908
                                                                        ------------               ------------
     Total liabilities and stockholders' equity                          $   875,220                $ 1,023,184
                                                                        ============               ============

The accompanying notes are an integral part of these financial statements.

ORTHODONTIX, INC.
Statements of Operations
For the years ended December 31, 2002 and 2001
----------------------------------------------

                                                                            2002                          2001
General and administrative expenses                                     $     165,790              $     291,789
Loss on the disposition of certain assets and liabilities
   of Founding Practices (Note 4)                                                 -                       94,000
                                                                         ------------               ------------
     Total expenses                                                           165,790                    385,789
                                                                         ------------               ------------
     Operating loss                                                          (165,790)                  (385,789)
                                                                         ------------               ------------

Other income:
   Interest income                                                             15,716                     56,616
   Other income                                                                   312                         -
                                                                         ------------               ------------
     Total other income                                                        16,028                     56,616
                                                                         ------------               ------------
Net loss                                                                  $  (149,762)               $  (329,173)
                                                                         ============               ============

Loss per common and common
  equivalent share:
   Basic                                                                 $      (0.05)              $      (0.10)
                                                                         ============               ============
   Diluted                                                               $      (0.05)              $      (0.10)
                                                                         ============               ============


Weighted average number of common and
   common equivalent shares outstanding -
   basic and diluted                                                        2,915,428                  3,228,504
                                                                         ============               ============

The accompanying notes are an integral part of these financial statements.

ORTHODONTIX, INC.
Statements of Stockholder's Equity
For the years ended December 31, 2002 and 2001
-----------------------------------------------

                                                        Additional                  Common
                                     Common Stock        Paid-In    Accumulated      Stock
                                  Shares      Amount     Capital      Deficit      Receivable     Total
                                 --------- ----------  -----------  ------------  ------------ ----------

Balance, December 31, 2000      3,933,571  $     393   $ 4,409,502  $(2,958,032)  $ (108,035)  $1,343,828

Shares retired in connection
  with disposition of assets
 and settlements               (1,018,143)      (101)     (176,681)       -          108,035      (68,747)

Net loss for the year ended
  December 31, 2001                 -           -            -         (329,173)        -        (329,173)
                                 --------- ----------  -----------  ------------  ------------ ----------

Balance, December 31, 2001      2,915,428        292     4,232,821   (3,287,205)        -         945,908

Net loss for the year ended
  December 31, 2002                 -           -             - 	       (149,762)        -        (149,762)
                                 --------- ----------  -----------  ------------  ------------ ----------

Balance, December 31, 2002      2,915,428  $     292   $ 4,232,821  $(3,436,967)  $     -      $  796,146
                                 --------- ----------  -----------  ------------  ------------ ----------


The accompanying notes are an integral part of these financial statements.

ORTHODONTIX, INC.
Statements of Cash Flows
For the years ended December 31, 2002 and 2001
-----------------------------------------------

                                                             2002                 2001
                                                      -------------       ------------
Cash flows from operating activities:
   Net loss                                           $  (149,762)        $  (329,173)
   Adjustments to reconcile net loss to net cash used
    in operating activities:
    Noncash stock settlement                                -                ( 66,293)
    Gain on sale of fixed asset                              (150)              -
    Changes in assets and liabilities
     (net of practice assets sold):
      Assets held for sale                                  -                   9,318
      Advances to Founding Practices                        -                   5,747
      Prepaid expenses and other current assets             1,528               2,934
      Accounts payable and accrued liabilities              1,798            (411,961)
                                                      -------------       ------------

        Net cash used in operating activities            (146,586)           (789,428)
                                                      -------------       ------------

Cash flows from investing activities:
   Sale of investments                                      -               1,217,218
   Payment on notes receivable                             38,440              97,106
   Proceeds from the sale of fixed asset                      150                -
                                                      -------------       ------------

        Net cash provided by investing activities          38,590           1,314,324
                                                     -------------       ------------

Net (decrease) increase in cash and cash equivalents     (107,996)            524,896

Cash and cash equivalents, beginning of year              915,635             390,739
                                                     -------------       ------------

Cash and cash equivalents, end of year                $   807,639         $   915,635
                                                     =============       ============

The accompanying notes are an integral part of these financial statements.

ORTHODONTIX, INC.
Notes to Financial Statements
December 31, 2002 and 2001
------------------------------------------

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

       The accompanying financial statements have been prepared on the basis which assumes that the Company will continue to operate as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has generated an accumulated deficit of approximately $3.4 million at December 31, 2002 as a result of operations and the termination of its affiliation with the Founding Practices. The Company incurred net losses of approximately $150,000 and $329,000 for the years ended December 31, 2002 and 2001, respectively.

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

ORTHODONTIX, INC.
Notes to Financial Statements
December 31, 2002 and 2001
------------------------------------------

2.     Summary of Significant Accounting Policies

       Basis of Presentation

       The accompanying financial statements include the accounts of Orthodontix and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated in the preparation of the financial statements for the year ended December 31, 2001. During the year ended December 31, 2002, the Company liquidated the Company's remaining wholly owned subsidiaries. The financial statements at December 31, 2002 include the accounts of Orthodontix.

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

ORTHODONTIX, INC.
Notes to Financial Statements
December 31, 2002 and 2001
------------------------------------------

       Earnings Per Share

       Basic earnings per share is calculated by dividing the net income or loss by the weighted average number of common and potential common shares outstanding during the period. Potential common shares consist of the dilutive effect of outstanding options calculated using the treasury stock method. There are no potential common shares as of December 31, 2002 and 2001.

       Stock Options

       The Company accounts for options granted to employees under the Company's Option Plan (see Note 8) using the intrinsic value method. The Company has chosen not to apply the fair value accounting rules in the statements of operations for employee stock-based compensation but such treatment is required for non-employee stock-based compensation. The Company has chosen the alternative to disclose pro forma net loss and loss per share as if the fair value accounting rules were used for options granted to employees.

       Had compensation for stock options been determined based on fair value accounting rules, there would be no impact on the Company's net loss and net loss per share--basic and diluted for the years ended December
31, 2002 and 2001.

       New Accounting Pronouncements

In December 2002, Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment to FAS 123," ("FASB No. 148") was issued. This statement amends FAS No. 123 to provide alternative methods of transition for a voluntary change to the fair market based method of accounting for stock based employee compensation. In addition, this statement amends the disclosure requirements of FAS No. 123 to require prominent disclosures in financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The majority of the provisions of this statement are effective for financial statements for fiscal years ending after December 15, 2002. The Company has implemented the disclosure requirements of FAS No. 148 in the accompanying financial statements.

ORTHODONTIX, INC.
Notes to Financial Statements
December 31, 2002 and 2001
------------------------------------------

3.     Accounts Payable and Accrued Expenses

       Accounts payable and accrued expenses consist of the following at December 31, 2002 and 2001:

                                     2002              2001

Accounts payable              $       4,214       $       4,214
Other accrued expenses               74,860              73,062
                              -------------       -------------

                              $      79,074       $      77,276
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

ORTHODONTIX, INC.
Notes to Financial Statements
December 31, 2002 and 2001
------------------------------------------

       At December 31, 2002, in connection with a previous transaction with another Founding Practice, the Company had a note receivable with an outstanding balance of $65,131, of which $21,873 is included in prepaid expenses and other current assets as this amount is expected to be repaid in 2003. The interest rate on the note is 6.5% per annum and matures as of December 31, 2002 as follows:

     Year ending December 31,

     2003                                           21,873
     2004                                           43,258
                                            ---------------
                                             $      65,131
                                            ===============

5.     Commitments and Contingencies

       At December 31, 2002, the Company has a month-to-month operating lease for record storage. The Company incurred rental expense for noncancelable operating leases and month-to-month leases of approximately $2,000 and $4,900 for the years ended December 31, 2002 and 2001, respectively.

       In April 2001, the Company settled certain outstanding liabilities to companies that had provided professional services to the Company. In connection with the settlement with those professional services firms, 68,207 shares of the Company's common stock were returned to the Company and the Company cancelled stock options to acquire 47,500 shares of common stock with an exercise price of $9.11. As a result of this settlement, the Company had recorded a reduction of approximately $58,400 to general and administrative expenses for the year ended December 31, 2000 related to amounts previously expensed by the Company with respect to professional services.

6.     Related Party Transactions

       In addition to transactions with related parties described elsewhere, the Company had the following additional related party transaction:

       In April 2001, the individual who served as the Company's former Chairman of the Board of Directors and the individual who served as the President and Chief Operating Officer, resigned their positions. In

ORTHODONTIX, INC.
Notes to Financial Statements
December 31, 2002 and 2001
------------------------------------------

connection with their resignations and the execution of mutual releases with the Company, these individuals returned 507,980 shares of the Company's common stock and the Company cancelled stock options to acquire 350,000 shares of common stock with exercise prices ranging from $8.00 to $9.11 per share.

7.     Income Taxes

       The components of the income tax expense are as follows for the years ended December 31, 2002 and 2001:

                                         2002           2001

Deferred:
   Federal                         $   47,732         $  105,763
   State                                8,170             18,105
   Change in valuation allowance      (55,902)          (123,868)

                                   ----------         -----------
   Total                           $   -              $    -
                                   ==========         ===========

       The differences between the effective rate, which was 0% at December 31, 2002 and 2001, and the U.S. federal income tax statutory rates are as follows for the years ended December 31, 2002 and 2001:

                                         2002           2001

Tax benefit at statutory rate     $   (50,919)        $ (111,919)
State income tax, net of
   federal benefit                     (5,392)           (11,949)
Other                                     409              -
Change in valuation allowance          55,902            123,868
                                   ----------         -----------
   Total                          $     -             $    -
                                   ==========         ===========

ORTHODONTIX, INC.
Notes to Financial Statements
December 31, 2002 and 2001
------------------------------------------

       The significant components of deferred income tax assets and liabilities are as follows at December 31, 2002 and 2001:

                                         2002           2001
Deferred tax assets:
  Start-up expenses               $    20,292        $    79,048
  Net operating loss carryforward     925,993            800,998
  Accrued expenses                      5,908              3,612
                                   ----------         -----------
                                      952,193            883,658
  Valuation allowance                (952,193)          (883,658)
                                   ----------         -----------
                                  $     -             $     -
                                   ==========         ===========

       The Company has recorded a valuation allowance at December 31, 2002 and 2001 with respect to the deferred tax assets to the extent that management has determined that it is more likely than not that the benefit of such amounts will not be realized.

       The Company has net operating loss carryforwards for federal and state tax purposes of approximately $2,436,000 and $2,690,000, respectively, at December 31, 2002. Such net operating loss carryforwards expire commencing in 2019.

8.     Stock Option Plan

       The Company adopted an option plan (the "Option Plan") that provides for granting up to 500,000 shares of common stock by November 2007. The Option Plan provides for the issuance of incentive stock options and non-qualified stock options. Under the Option Plan, options may be granted at not less than the fair market value of the stock on the date of the grant. The term of each option generally may not exceed ten years.

       In addition, the Company had issued underwriter options to purchase 120,000 shares of common stock at an exercise price of $7.80 per share. Such options were exercisable for a period of five years commencing April 2, 1996. Such options expired unexercised on April 2, 2001.

       As a result of the forfeitures of various stock options, there were no options outstanding as of December 31, 2002 and 2001.

ORTHODONTIX, INC.
Notes to Financial Statements
December 31, 2002 and 2001
------------------------------------------

       A summary of the Company's stock option activity and related information is as follows:


                                                   Weighted
                          Number    Option Price    Average      Expiration
                        of Shares    Per Share   Exercise Price     Date
                        ----------  ------------ -------------- -----------

Outstanding at
    December 31, 2000    680,000    $1.75 - $9.11      $7.80      2001 - 2003
Forfeited                680,000     1.75 -  9.11       7.80      2001 - 2003
                        ----------  ------------ --------------
Outstanding at
    December 31, 2001        -      $     -            $  -
                        ==========  ============ ==============