Form 10KSB/A
period 2003-12-31
ORTHODONTIX INC
filed 2004-04-22
CIK 1006281

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-KSB
                              AMENDMENT NUMBER 1

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934

             For the Fiscal Year Ended December 31, 2003

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

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year:  $0.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Company based on the average of the bid and asked price of $0.30 of such Common Stock, as of March 22, 2004, is $624,338 based upon 2,081,127 shares of the Company's Common Stock outstanding as of March 22, 2004, held by non-affiliates. For purposes of this computation, all executive officers, directors and 5% beneficial owners of the Common Stock of the registrant have been deemed to be affiliates. Such determination should not be deemed to be an admission that such directors, officers or 5% beneficial owners are, in fact, affiliates of the registrant.

As of March 22, 2004, the Company had a total of 2,915,428 shares of Common Stock, par value $.0001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  None.

                              ORTHODONTIX, INC.
                                FORM 10-KSB
                     FISCAL YEAR ENDED DECEMBER 31, 2003

TABLE OF CONTENTS                                               Page
                                                                ----
PART I                                                           -1-
   Item 1.     Description of Business                           -1-

   Item 2.     Description of Property                           -2-

   Item 3.     Legal Proceedings                                 -2-

   Item 4.     Submission of Matters to a Vote
               of Security Holders                               -2-

PART II                                                          -2-
   Item 5.     Market for Common Equity and Related Stockholder
               Matters                                           -2-

   Item 6.     Management's Discussion and Analysis and Plan of
               Operation                                         -3-

   Item 7.     Financial Statements                              -4-

   Item 8.     Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure               -5-

   Item 8A.    Controls and Procedures                           -5-

PART III                                                         -5-
   Item 9.     Directors, Executive Officers, Promoters and
               Control Persons; Compliance With Section 16(a)
               of the Exchange Act                               -5-

   Item 10.    Executive Compensation                            -7-

   Item 11.    Security Ownership of Certain Beneficial Owners
               And Management and Related Stockholder Matters    -9-

   Item 12.    Certain Relationships and Related Transactions   -10-

   Item 13.    Exhibits And Reports on Form 8-K                 -10-

   Item 14.    Principal Accountant Fees and Services           -10-

SIGNATURES                                                      -12-

EXHIBIT INDEX                                                   -13-

                                     -i-

                                  PART I

ITEM 1. DESCRIPTION OF BUSINESS

BACKGROUND

     Orthodontix, Inc. (the "Company") was formed as Embassy Acquisition Corp., a Florida corporation, in November 1995 for the purpose of effecting a merger with an operating business. In April 1998, the Company merged with an orthodontic practice management company and acquired certain assets and assumed certain liabilities of 26 orthodontic practices (the "Practices") in exchange for shares of the Company's Common Stock and the entering into of practice management service agreements with the Practices (the "Merger"). Upon completing the Merger, the Company changed its name to Orthodontix, Inc. and began managing the business aspects of the Practices, including billing, collections, cash management and payroll processing, in exchange for a management fee. By November 1999, the Company had ceased providing practice management services. By May 2001, the Company had terminated its affiliation with all the Practices. The Company sold certain Practice assets back to the Practices and assumed certain liabilities. During the years ended December 31, 2000 and 2001, the Company terminated its affiliation with all of the Practices and recorded the sales of all the Practice assets and the shares of Common Stock returned in connection with the transactions. In addition, the Company recorded the Common Stock returned in connection with the resignations of management. Such transactions are reflected in the Company's Annual Reports on Form 10-KSB for the years then ended. See "MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION" at page 3 for a further discussion.

FUTURE PLANS

     The Company intends to effect a merger, acquisition or other business combination with an operating company by using a combination of Common Stock, cash on hand, or other funding sources that the Company reasonably believes are available. Management devotes substantially all of its time to identifying potential merger or acquisition candidates. The Company is searching for an established business, principally in South Florida, and the Company has evaluated companies operating in selected industries, including business services, health care, manufacturing, distribution, aviation, pharmaceutical and banking.

     Although the Company believes that it will be successful in consummating a business combination with an operating company, there can be no assurances that the Company will enter into such a transaction in the near future or on terms favorable to the Company, or that other funding sources will be available.

EMPLOYEES

     Except for Glenn L. Halpryn, the Company's Chief Executive Officer, the Company currently has no full-time or part-time employees. The Company's Acting Chief Financial Officer, Alan Jay Weisberg, is compensated by the Company on a project basis through the accounting firm of Weisberg Brause & Co., a firm in which Mr. Weisberg is a shareholder.

ITEM 2. DESCRIPTION OF PROPERTY

     The Company currently maintains, at no cost to the Company, its executive offices in approximately 500 square feet of office space located at 1428 Brickell Avenue, Suite 105, Miami, Florida 33131. Such office space represents a portion of the corporate offices of Transworld Investment Corporation ("TIC"), a company in which Glenn L. Halpryn and Noah Silver, directors and executive officers of the Company, are officers and/or directors.

ITEM 3. LEGAL PROCEEDINGS

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of the year ended December 31, 2003, no matters were submitted to a vote of security holders of the Company.

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

OTC Bulletin Board                          Low Bid          High Bid
----------------------------------        -------------    ------------
2003
   First Quarter                              $.11              $.15
   Second Quarter                             $.10              $.15
   Third Quarter                              $.15              $.18
   Fourth Quarter                             $.18              $.20

2002
   First Quarter                              $.23              $.38
   Second Quarter                             $.23              $.38
   Third Quarter                              $.16              $.23
   Fourth Quarter                             $.11              $.16

     The Company has approximately 61 stockholders of record as of March 22, 2004, inclusive of those brokerage firms and/or clearinghouses holding the Company's shares of Common Stock for their clientele (with each such brokerage house and/or clearing- house being considered as one holder).

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

     Important factors that could cause actual results to differ from the Company's plans and expectations include, among others, the Company's inability to consummate an acquisition of an operating business on terms favorable to the Company or, in the event that the Company does consummate the transaction contemplated, the Company's ability to successfully manage and operate the combined business.

     The discussion of the Company's financial condition and plan of operation, should be read in conjunction with the Company's Financial Statements and Notes thereto included elsewhere in this Report.

FINANCIAL RESULTS FOR THE YEARS ENDED DECEMBER 31, 2003 AND DECEMBER 31,
2002.

     REVENUES. The Company ceased providing orthodontics practice management services to the Practices as of November 1999. No management service fee revenue or other operating revenue was recorded by the Company during the years ended December 31, 2003 and 2002. The Company does not expect to generate operating revenue until such time as the Company consummates a business combination with an operating company.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were approximately $143,000 and $166,000 for the years ended December 31, 2003 and 2002, respectively. During 2003, such expenses consisted primarily of executive officer compensation totaling approximately $50,000, insurance of approximately $26,000, and legal and accounting costs amounting to approximately $55,000.

     The Company anticipates that its general and administrative expenses will remain low until such time as the Company effects a merger or other business combination with an operating company.

     INTEREST INCOME. Interest income of approximately $7,000 and $16,000 for the years ended December 31, 2003 and 2002, respectively, represents interest earned on excess cash balances invested primarily in short-term money market accounts and the outstanding balances on notes receivable, which were repaid in 2003. The decrease in interest income for year 2003 is primarily attributable to lower market rates of interest combined with the Company's having less excess cash invested during the year.

     NET LOSS. For the years ended December 31, 2003 and 2002, the Company recorded a net loss of approximately $141,000 and $150,000, respectively, or $0.05 and $0.05 per share, respectively.

     The Company does not expect to generate net income, if at all, until such time as it effects a business combination with an operating company. However, in the event that the Company does consummate a merger or an acquisition of an operating company, there can be no assurances that the combined operation will operate profitably.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 2003, the Company had cash, cash equivalents and investments of approximately $732,000 and total liabilities of approximately $79,000. The Company's cash is currently invested in money market accounts and overnight repurchase agreements. The Company's investments consist of certificates of deposit with financial institutions. The Company continues to anticipate that the primary uses of working capital will include general and administrative expenses and costs associated with seeking to locate and consummate a business combination. The Company believes that its operating funds will be sufficient for its cash expenses for at least the next twelve months. At December 31, 2003, the Company had no ongoing contractual commitments or off-balance sheet arrangements.

PLAN OF OPERATION

     Management of the Company intends to continue devoting substantially all of its time to identifying merger or acquisition candidates, targeting established businesses that operate principally in South Florida and in selected industries, including business services, health care, manufacturing, distribution, aviation, pharmaceutical and banking. In the event that the Company locates an acceptable operating business, the Company intends to effect the transaction by using a combination of its Common Stock, cash on hand, or other funding sources that the Company reasonably believes are available. However, there can be no assurances that the Company will be able to consummate a merger or acquisition of an operating business on terms favorable to the Company, or that other funding sources will be available.

ITEM 7. FINANCIAL STATEMENTS

     The financial statements included herein, commencing at page F-1, have been prepared in accordance with the requirements of Regulation S-B.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 8A. CONTROLS AND PROCEDURES

     The Company's management concluded an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2003. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective as of December 31, 2003.

     In addition, the Chief Executive Officer and Chief Financial Officer have determined that there have been no changes in the Company's internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


                                 PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

     The current directors and executive officers of the Company are as follows:

NAME                      AGE       POSITION
----                      ---       --------
Glenn L. Halpryn           43       Chairman of the Board of
                                    Directors, Chief Executive
                                    Officer, President and
                                    Secretary

Alan Jay Weisberg          58       Acting Chief Financial and
                                    Accounting Officer, Director

Noah M. Silver             45       Director

     Glenn L. Halpryn has been the Company's Chief Executive Officer since May 2001 and Chairman of the Board of Directors, President and Secretary of the Company since April 2001. Mr. Halpryn has been a member of the Board of Directors since its inception and served a previous term as President of the Company from its inception through the closing of the Merger. Mr. Halpryn is also Chief Executive Officer and a director of Transworld Investment Corporation ("TIC"), serving in such capacity since June 2001. From 1984 to June 2001, Mr. Halpryn served as Vice President/Treasurer of TIC. From 1999,

Mr. Halpryn also served as Vice President of Ivenco, Inc. ("Ivenco") until Ivenco's merger into TIC in June 2001. In addition, since 1984, Mr. Halpryn has been engaged in real estate investment and development activities, including the management, finance and leasing of commercial real estate. From April 1988 through June 1998, Mr. Halpryn was Vice Chairman of Central Bank, a Florida state-chartered bank. Since June 1987, Mr. Halpryn has been the President of and beneficial holder of stock of United Security Corporation ("United Security"), a broker-dealer registered with the NASD. From June 1992 through May 1994, Mr. Halpryn served as the Vice President, Secretary-Treasurer of Frost Hanna Halpryn Capital Group, Inc., a "blank check" company whose business combination was effected in May 1994 with Sterling Healthcare Group, Inc. From June 1995 through October 1996, Mr. Halpryn served as a member of the Board of Directors of Sterling Healthcare Group, Inc. During 2002, Mr. Halpryn became a director of Ivax Diagnostics, Inc., a publicly held corporation, and is a member of its audit committee.

     Alan Jay Weisberg has been the Company's Acting Chief Financial Officer since September 1999 and a member of the Board of Directors and Treasurer of the Company since April 2001. Since July 1986, Mr. Weisberg has been a stockholder in the accounting firm of Weisberg Brause & Co., Boca Raton, Florida. Mr. Weisberg has been the principal financial officer of United Security since June 1987.

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

COMPLIANCE WITH SECTION 16(a)

     To the Company's knowledge, based solely upon the Company's review of Forms 3, 4 and 5 furnished to the Company, for the year ended December 31, 2003, no person who was a director, officer or beneficial owner of more than ten percent of the Company's outstanding Common Stock or any other person subject to Section 16 of the Securities Exchange Act of 1934 (the "Exchange Act") failed to file on a timely basis, reports required by Section 16(a) of the Exchange Act.

CODE OF ETHICS

     The Company adopted a code of ethics that applies to all officers, directors and employees of the Company. A copy of the code of ethics is being filed with this Annual Report on Form 10-KSB, and any person may obtain a copy of the code of ethics at no charge from the Company by writing to the Company at 1428 Brickell Avenue, Suite 105, Miami, Florida 33131.

ITEM 10. EXECUTIVE COMPENSATION

DIRECTOR COMPENSATION

     During the year ended December 31, 2003, each director of the Company (employee and non-employee directors alike) received $300 for each Board meeting attended as well as reimbursement for any reasonable business expenses incurred by the director in connection with his activities on behalf of the Company. During 2003, the Company held one meeting of the Board of Directors. In addition, directors are entitled to receive stock options under the 1997 Orthodontix, Inc. Stock Option Plan. No such stock options were granted to directors during the year ended December 31, 2003.

EXECUTIVE COMPENSATION

     No executive officer of the Company was compensated more than $100,000 during the year ended December 31, 2003. The following table sets forth all the compensation earned by Glenn L. Halpryn, who has been the Company's Chief Executive Officer since May 2001.

SUMMARY COMPENSATION TABLE

                      Annual Compensation               Long Term Compensation Awards
                    ______________________      _____________________________________________
Name and                                                           Securities
Principal                                       Other Annual       Underlying     All Other
Position            Year     Salary   Bonus     Compensation       Options        Compensation
Glenn Halpryn,      2003    $50,000   $ 0       $  0                    0             $300
Chief Executive     2002    $50,000   $ 0       $  0                    0             $600
Officer(1)           2001    $71,000   $ 0       $  0                    0             $900

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


Halpryn's salary, and he received $70,833 in salary and $900 in directors' fees during 2001. In January 2002, Mr. Halpryn reduced his salary to $50,000 annually.

STOCK OPTION GRANTS IN 2003

     No options to purchase shares of the Company's Common Stock were granted to any executive officer during the year ended December 31, 2003. The following table sets forth certain summary information concerning grants of options to purchase shares of the Company's Common Stock during the year ended December 31, 2003:

                  Number of Securities  % of Total Options     Exercise/
                   Underlying Options    Granted to Employees   Base Price/   Expiration
Name               Granted               in Fiscal Year         Share         Date
Glenn Halpryn            N/A                   ---                ---          ---


STOCK OPTION EXERCISES IN 2003
AND YEAR-END OPTION VALUES

     No options to purchase shares of the Common Stock of the Company were exercised by any executive officer of the Company during the year ended December 31, 2003 and at December 31, 2003, there were no unexercised options to purchase the Company's Common Stock held by any executive officer of the Company. The following table sets forth certain summary information concerning exercised and unexercised options to purchase shares of the Company's Common Stock as of December 31, 2003:

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table sets forth information known to the Company with respect to the beneficial ownership of its Common Stock as of March 22, 2004 by (i) each stockholder known by the Company to own beneficially more than 5% of the outstanding Common Stock, (ii) each named executive officer of the Company, (iii) each director of the Company, and (iv) all directors and executive officers as a group. As of March 22, 2004, there were 2,915,428 shares of Common Stock outstanding.

PRINCIPAL SHAREHOLDERS

Name and Address               Shares of Common Stock    Percent
of Beneficial Owner            Beneficially Owned(1)      Owned
Stephen Grussmark                     450,000(2)               15.4%
7400 North Kendall Drive Suite 704
Miami, FL  33156

Glenn L. Halpryn                      380,100            13.0%
1428 Brickell Avenue, Suite 105
Miami, FL  33131

Alan Jay Weisberg                       4,201            0.14%
1428 Brickell Avenue, Suite 105
Miami, FL  33131

Noah Silver                                 0            0%
1428 Brickell Avenue, Suite 105
Miami, FL  33131

All Officers and                      384,301            13.2%
Directors as a Group(2)

Total Shares Outstanding
as of March 22, 2004                2,915,428

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Common Stock subject to options or warrants held by that person that are currently exercisable or will become exercisable within 60 days after March 22, 2004 are deemed outstanding, while such shares are not deemed outstanding for purposes of computing percentage ownership of any other person. Unless otherwise indicated in the footnotes below, the persons and entities named in the table have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws where applicable.

 (2) Represents shares of Common Stock held in various trusts for which either Dr. Grussmark or his wife is the sole trustee and the beneficiaries of which are Dr. Grussmark, his wife or his children.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Alan Jay Weisberg, CPA, the Company's Acting Chief Financial Officer since September 1999 and a member of the Company's Board of Directors and Treasurer since April 2001, is a shareholder of Weisberg Brause, which firm was paid $6,200 and $9,100 during the years ended December 31, 2003 and 2002, respectively.

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

(b)      Reports on Form 8-K:

         None

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

     PricewaterhouseCoopers LLC, the principal accountant for the Company, billed the Company $28,000 in 2003 and $28,000 in 2002 for professional services rendered for the audit of the Company's annual financial statements and review of financial statements included in the Company's Forms 10-QSB.

AUDIT-RELATED FEES

     The Company paid no fees to its principal accountant except the audit fees reported above for 2002 and 2003.

TAX FEES

     The Company paid no fees to its principal accountant for tax compliance, tax advice or tax planning during the past two fiscal years. The Company paid $1,215 in 2003 and $3,145 in 2002 to another accounting firm that filed the Company's tax returns.

ALL OTHER FEES

     The Company paid only the audit fees reported above to its principal accountant during 2002 and 2003.

AUDIT COMMITTEE PRE-APPROVAL POLICIES

     The Audit Committee pre-approved all services performed by the Company's principal accountant before the accountant was engaged in accordance with the Audit Committee's procedure of requiring the details of the services to be performed.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By: /s/ Glenn Halpryn____
    Glenn Halpryn, Chief Executive Officer

March 29, 2004

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

By: /s/ Glenn Halpryn_____
    Glenn Halpryn, Chairman of the Board,
       Chief Executive Officer, President, Secretary

March 29, 2004


By: /s/ Alan Jay Weisberg_
    Alan Jay Weisberg, Acting Chief Financial
       and Accounting Officer, Director

March 29, 2004


By: /s/ Noah Silver_______
    Noah Silver, Director

March 29, 2004

INDEX TO FINANCIAL STATEMENTS


                                                                        Pages

Report of Independent Certified Public Accountants                       F-2

Financial Statements

Balance Sheets                                                           F-3

Statements of Operations                                                 F-4

Statements of Stockholders' Equity                                       F-5

Statements of Cash Flows                                                 F-6

Notes to the Financial Statements                                   F-7--F-12


              Report of Independent Certified Public Accountants


To the Board of Directors and
Shareholders of Orthodontix, Inc.

In our opinion, the accompanying balance sheets and the related statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Orthodontix, Inc. (the "Company") at December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1, the Company terminated its affiliation with all of its Founding Practices and intends to effect a merger, acquisition or other business combination with an operating company utilizing any combination of its common stock, cash on hand or other funding sources.


PricewaterhouseCoopers LLP

Miami, Florida
March 19, 2004

ORTHODONTIX, INC.
BALANCE SHEETS
December 31, 2003 and 2002
------------------------------------------

                                                                             2003                      2002
                                        Assets
Current assets:
   Cash and cash equivalents                                            $    179,479              $     807,639
   Investments                                                               552,359                        -
   Prepaid expenses and other current assets                                   2,417                     24,323
                                                                        ------------               ------------
     Total current assets                                                    734,255                    831,962

Notes receivable and other assets                                                -                       43,258
                                                                        ------------               ------------
     Total assets                                                       $    734,255               $    875,220
                                                                        ============               ============
                            Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable and accrued liabilities                             $     78,823               $     79,074
                                                                        ------------               ------------
     Total current liabilities                                                78,823                     79,074
                                                                        ------------               ------------

Commitments

Stockholders' equity:
   Preferred stock, $.0001 par value, 100,000,000 shares
     authorized, no shares issued and outstanding                                 -                          -
   Common stock, $.0001 par value, 100,000,000 shares
     authorized, 2,915,428 shares outstanding
     at December 31, 2003 and 2002                                               292                        292
   Additional paid-in capital                                              4,232,821                  4,232,821
   Accumulated deficit                                                    (3,577,681)                (3,436,967)
                                                                        ------------               ------------
     Total stockholders' equity                                              655,432                    796,146
                                                                        ------------               ------------
     Total liabilities and stockholders' equity                          $   734,225                $   875,220
                                                                        ============               ============

The accompanying notes are an integral part of these financial statements.

ORTHODONTIX, INC.
Statements of Operations
For the years ended December 31, 2003 and 2002
----------------------------------------------

                                                                            2003                          2002
General and administrative expenses                                     $     143,135              $     165,790
Other operating expenses                                                        4,250                        -
                                                                         ------------               ------------
     Total expenses                                                           147,385                    165,790
                                                                         ------------               ------------
     Operating loss                                                          (147,385)                  (165,790)
                                                                         ------------               ------------

Other income:
   Interest income                                                              6,671                     15,716
   Other income                                                                   -                          312
                                                                         ------------               ------------
     Total other income                                                         6,671                     16,028
                                                                         ------------               ------------
     Net loss                                                             $  (140,714)               $  (149,762)
                                                                         ============               ============

Loss per common and common
  equivalent share:
   Basic                                                                 $      (0.05)              $      (0.05)
                                                                         ============               ============
   Diluted                                                               $      (0.05)              $      (0.05)
                                                                         ============               ============


Weighted average number of common and
   common equivalent shares outstanding -
   basic and diluted                                                        2,915,428                  2,915,428
                                                                         ============               ============

The accompanying notes are an integral part of these financial statements.

ORTHODONTIX, INC.
Statements of Stockholder's Equity
For the years ended December 31, 2003 and 2002
-----------------------------------------------

                                                        Additional
                                     Common Stock        Paid-In    Accumulated
                                  Shares      Amount     Capital      Deficit        Total
                                ---------  ----------  ----------- ------------   ----------

Balance, December 31, 2001      2,915,428  $     292   $ 4,232,821 $(3,287,205)   $  945,908

Net loss for the year ended
  December 31, 2002                   -          -             -      (149,762)    (149,762)
                                 --------- ----------  -----------  ------------  ----------

Balance, December 31, 2002      2,915,428        292     4,232,821  (3,436,967)     796,146

Net loss for the year ended
  December 31, 2003                   -          -             -      (140,714)    (140,714)
                                 --------- ----------  -----------  ------------  ----------

Balance, December 31, 2003      2,915,428  $     292   $ 4,232,821  $(3,577,681)  $ 655,432
                                =========  ==========  ===========  ============  ==========


The accompanying notes are an integral part of these financial statements.

ORTHODONTIX, INC.
Statements of Cash Flows
For the years ended December 31, 2003 and 2002
-----------------------------------------------

                                                             2003                 2002
                                                      -------------       ------------
Cash flows from operating activities:
   Net loss                                           $  (140,714)        $  (149,762)
   Adjustments to reconcile net loss to net cash used
    in operating activities:
    Loss on notes receivable                                4,250                 -
    Gain on sale of fixed asset                               -                  (150)
    Changes in assets and liabilities
      Prepaid expenses and other current assets                33               1,528
      Accounts payable and accrued liabilities               (251)              1,798
                                                      -------------       ------------

        Net cash used in operating activities            (136,682)           (146,586)
                                                      -------------       ------------

Cash flows from investing activities:
   Purchase of investments                               (552,359)                -
   Payment on notes receivable                             60,881              38,440
   Proceeds from the sale of fixed asset                      -                   150
                                                      -------------       ------------

        Net cash (used in) provided by
         investing activities                            (491,478)             38,590
                                                     -------------       ------------

Net decrease in cash and cash equivalents                (628,160)           (107,996)

Cash and cash equivalents
     Beginning of year                                    807,639             915,635
                                                     -------------       ------------
     End of year                                      $   179,479         $   807,639
                                                     =============       ============

The accompanying notes are an integral part of these financial statements.

ORTHODONTIX, INC.
Notes to Financial Statements
December 31, 2003 and 2002
------------------------------------------

1.     Description of Business

       On April 16, 1998, Orthodontix, Inc. and subsidiaries ("Orthodontix" or the "Company") consummated a merger (the "Merger") with Embassy Acquisition Corp. ("Embassy"), a publicly held Florida corporation. Simultaneously with the closing of the Merger, the Company acquired certain assets and assumed certain liabilities of 26 orthodontic practices (the "Founding Practices").

       During the year ended December 31, 1999, the Company began to terminate its affiliation with the Founding Practices. During the year ended December 31, 2001, the Company terminated its affiliation with all 26 Founding Practices.

       The accompanying financial statements have been prepared on the basis which assumes that the Company will continue to operate as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has generated an accumulated deficit of approximately $3.6 million at December 31, 2003 as a result of operations and the termination of its affiliation with the Founding Practices. The Company incurred net losses of approximately $141,000 and $150,000 for the years ended December 31, 2003 and 2002, respectively.

       The Company currently intends to effect a merger, acquisition or other business combination with an operating company utilizing any combination of its common stock, cash on hand or other funding sources that the Company believes are available. During the year ended December 31, 2003, management has devoted substantially all of its time to identifying potential merger or acquisition candidates. There can be no assurances that management's efforts to consummate a merger, acquisition or business combination with an operating company or management's efforts to identify other funding sources will be successful. The Company anticipates that its current working capital is sufficient to fund its operating expenses at their current level for at least the next twelve months.

ORTHODONTIX, INC.
Notes to Financial Statements
December 31, 2003 and 2002
------------------------------------------

2.     Summary of Significant Accounting Policies

       Basis of Presentation

       The accompanying financial statements for the year ended December 31, 2003, include the accounts of Orthodontix. During the year ended December 31, 2002, the Company liquidated the Company's remaining wholly owned subsidiaries.

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

ORTHODONTIX, INC.
Notes to Financial Statements
December 31, 2003 and 2002
------------------------------------------

tax bases of assets and liabilities using enacted tax rates and laws in effect in the years in which the differences are expected to reverse. Deferred tax assets are also established for the future tax benefits of loss and credit carryovers.

       Earnings Per Share

       Basic earnings per share is calculated by dividing the net income or loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing the net income or loss by the weighted average number of common and potential common equivalent shares outstanding during the period. Potential common shares consist of the dilutive effect of outstanding options calculated using the treasury stock method. There are no potential common shares as of December 31, 2003 and 2002.

       Stock Options

       The Company accounts for options granted to employees using the intrinsic value method. The Company has chosen not to apply the fair value accounting rules in the statements of operations for employee stock-based compensation but such treatment is required for non-employee stock-based compensation. The Company has chosen the alternative to disclose pro forma net loss and loss per share as if the fair value accounting rules were used for options granted to employees.

       The Company had no stock options outstanding during the years ended December 31, 2003 and 2002. Therefore, there was no impact of fair value accounting rules on the Company's net loss and net loss per share--basic and diluted for the years ended December 31, 2003 and 2002.

3.     Accounts Payable and Accrued Expenses

       Accounts payable and accrued expenses consist of the following at December 31, 2003 and 2002:

                                     2003              2002

Accounts payable              $       4,214       $       4,214
Other accrued expenses               74,609              74,860
                              -------------       -------------
                              $      78,823       $      79,074
                              =============       =============

ORTHODONTIX, INC.
Notes to Financial Statements
December 31, 2003 and 2002
------------------------------------------

4.     Loss on Collection of Notes Receivable

       At December 31, 2002, the Company had a note receivable as a result of the termination of the affiliation with a Founding Practice with an outstanding balance of approximately $65,000. Such note receivable was due in monthly payments through August 2004. On March 31, 2003, the Company entered into an agreement for the Founding Practice to settle the outstanding balance on the note receivable for a payment of approximately $60,900. As a result of the agreement, the Company recorded other operating expenses in the amount of $4,250 for the year ended December 21, 2003.

5.     Commitments and Contingencies

       At December 31, 2003, the Company has a month-to-month operating lease for record storage. The Company incurred rental expense for a noncancelable operating lease and a month-to-month lease of approximately $2,000 for each of the years ended December 31, 2003 and 2002.

6.     Income Taxes

       The components of the income tax expense is as follows for the years ended December 31, 2003 and 2002:

                                         2003           2002

Deferred:
   Federal                         $   45,104         $   47,732
   State                                7,721              8,170
   Change in valuation allowance      (52,825)           (55,902)
                                   -----------        -----------
   Total                           $      -           $      -
                                   ===========        ===========

ORTHODONTIX, INC.
Notes to Financial Statements
December 31, 2003 and 2002
------------------------------------------

       The differences between the effective rate, which was 0% at December 31, 2003, and 2002, and the U.S. federal income tax statutory rates are as follows for the years ended December 31, 2003 and 2002:

                                         2003             2002

Tax benefit at statutory rate      $   (47,843)       $  (50,919)
State income tax, net of
   federal benefit                      (5,096)           (5,392)
Other                                      114               409
Change in valuation allowance           52,825            55,902
                                   -----------        -----------
                                   $       -          $      -
                                   ===========        ===========

       The significant components of deferred income tax assets and liabilities are as follows at December 31, 2003 and 2002:

                                         2003             2002
Deferred tax assets:
  Start-up expenses                $       -          $   20,292
  Net operating loss carryforward      999,927           925,993
  Accrued expenses                       5,090             5,908
                                   -----------        -----------
                                     1,005,017           952,193
  Valuation allowance               (1,005,017)         (952,193)
                                   -----------        -----------
                                   $       -          $      -
                                   ===========        ===========

       The Company has recorded a valuation allowance at December 31, 2003 and 2002 with respect to the deferred tax assets to the extent that management has determined that it is more likely than not that the benefit of such amounts will not be realized.

       The Company has net operating loss carryforwards for federal and state tax purposes of approximately $2,633,000 and $2,886,000, respectively, at December 31, 2003. Such net operating loss carryforwards expire commencing in 2019.

ORTHODONTIX, INC.
Notes to Financial Statements
December 31, 2003 and 2002
------------------------------------------

7.     Stock Option Plan

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

       There were no options outstanding as of or for the years ended December 31, 2003 and 2002.

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

     10.1*        1997 Orthodontix, Inc. Stock Option Plan.

     10.2*        Form of Administrative Services Agreement of the Company.

     10.3*        Forms of Services Agreement of the Company.

     10.4* Form of Agreement and Plan of Reorganization of the Company.

     10.5*        Forms of Lock-Up Agreement.

     14.1         Code of Ethics

     31.1         Certification of Chief Executive Officer pursuant to
                  Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     31.2         Certification of Chief Financial Officer pursuant to
                  Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     32           18 U.S.C. Section 1350, as adopted pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002,
                  Certification of Chief Executive Officer and Chief Financial Officer

---------------------------

* Incorporated by reference to the Company's Registration Statement on Form S-4 declared effective on March 26, 1998 by the Securities and Exchange Commission, SEC File No. 333-48677.

                              ORTHODONTIX, INC.

                  Introduction to Code of Conduct and Ethics

     Orthodontix has a Code of Conduct and Ethics (the "Code") that applies to all directors, officers and employees.

    All employees will:

             act honestly and ethically, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships.

             provide full, accurate, timely and understandable disclosure in reports and documents that Orthodontix files with, or submits to, the Securities and Exchange Commission and in any other public communications.

             comply with all applicable governmental laws, rules and regulations.

     Violations of this Code may result in penalties ranging from warnings and reprimands to termination of employment as deemed appropriate by Orthodontix.

     Each employee of Orthodontix is charged with the responsibility of familiarizing himself or herself with this Code and of reporting any violation or potential violation of this Code to the Chief Executive Officer of Orthodontix or, if you are uncomfortable reporting such violation or potential violation to the Chief Executive Officer, then you may instead report such violation or potential violation to any member of the Board of Directors of the Company.

     Any employee who reports a violation or potential violation of this Code is assured that he or she will, to the extent practicable, remain anonymous.

                              ORTHODONTIX, INC.

                         Code of Conduct and Ethics

1.  LAWFUL AND ETHICAL BEHAVIOR IS REQUIRED AT ALL TIMES.

     It is the responsibility of each director, officer and employee to obey all laws and regulations. We must also conduct our affairs in a clearly ethical manner. Even the appearance of ethical impropriety is to be avoided. Integrity is, and must continue to be, the basis of all our corporate relationships. Employees can obtain advice concerning this Code from officers or directors of the Company. On doubtful questions, directors, officers and employees should seek and receive advice in advance of taking action.

2.  AVOID CONFLICTS OF INTEREST.

     Directors, officers and employees should avoid situations that present a potential conflict between their interests and the interests of Orthodontix and should be aware of Orthodontix's best interests at all times. Directors, officers and employees must be careful to avoid situations where their personal interests could conflict or appear to conflict with the interests of the Company. Where a conflict exists, it must be resolved to the Company's satisfaction in order for the director or employment relationship to continue.

     Circumstances that may give rise to conflicts of interest are not always obvious. There are many areas of uncertainty, as well as conflicts, that arise despite the best intentions of a director, officer or employee. To avoid potentially damaging effects on both the Company and the individual, employees should promptly disclose to their supervisors any facts or circumstances that may involve, or appear to involve, a conflict of interest. Such disclosure can assist employees in resolving honest doubts as to the propriety of a particular course of conduct.

     Circumstances that could involve conflicts of interest include, among others: personal or family financial interests in a competitor, supplier, or customer; employment by a competitor in any capacity; placement of business in a firm owned or controlled by an employee or a family member; employment of relatives (any person who is related by blood or marriage, or whose relationship with the director, officer or employee is similar to that of persons who are related by blood or marriage) in a direct working relationship; acting as a consultant to a customer or supplier; or acceptance of entertainment, gifts, payments, services or travel from those seeking to do business with the Company. While business courtesies are to be encouraged, directors, officers and employees should not accept entertainment, gifts, payments, services or travel that may reasonably be viewed by others to affect the director's, officer's or employee's judgment or actions in the performance of his or her duties.

3.  DO NOT USE INSIDE INFORMATION.

     The Company prohibits its directors, officers and employees from using for personal advantage information that they acquire during the course of their association with Orthodontix. Inside information is any information about the Company that has not been publicly disclosed.

     Trading of Orthodontix stock in the market by a director, officer or employee on the basis of material inside information, or trading by others who have acquired inside information from a director, officer or employee, is forbidden. Such trading, in addition to ethical considerations, subjects the user of such information to legal liability and could prove embarrassing to the individual and to Orthodontix. All directors, officers and employees must exercise caution not to disclose inside information to outsiders, either intentionally or inadvertently, under any circumstances, whether during the business day or in after-hours discussions.

     Even after the Company publicly discloses information through appropriate channels, a reasonable time must be allowed to pass to permit public dissemination and evaluation of the information before trading in the Company's stock, or exercising stock options, can take place.

     In addition, no one should buy or sell securities in any other company about which they have material inside information.

     Because it is often difficult to determine whether the standards described above have been satisfied, to prevent inadvertent violation of this policy or of the securities laws, directors, officers and employees should consult with Orthodontix's CEO prior to engaging in any transaction involving Orthodontix stock or stock options.

4.  PRESERVE ORTHODONTIX'S ASSETS.

     Each director, officer and employee has a responsibility to preserve Orthodontix's assets, including its property, plants, equipment and resources. This responsibility includes the duty not to misuse the Company's assets. Use of the Company's assets or personnel for non-business purposes is improper.

5.  PROTECT PROPRIETARY INFORMATION.

     In addition to preserving tangible assets and resources, each director, officer and employee must also protect the Company's intellectual property. Intellectual property includes scientific and technical knowledge, know-how, and the experience and information developed in research, production, marketing, sales, legal and finance. Such information is a vital asset of the Company and is essential to our continued success.

     This type of information is highly confidential. It should be protected by all directors, officers and employees and not disclosed to outsiders. Its loss through inadvertent or improper disclosure could be harmful to the Company. The loyalty, integrity and sound judgment of the Company's directors, officers and employees both on and off the job are essential to the protection of Orthodontix's proprietary information.

6.  GOOD COMMUNITY RELATIONS ARE IMPORTANT.

     Orthodontix is determined to be a good corporate citizen. The Company realizes that constructive interaction with society and a positive relationship with the communities where we do business are important to our success. We conduct business, whenever possible, so that we contribute to the overall economic vitality of our community by operating our facilities in accordance with applicable laws, and by supporting and encouraging public policies that enhance the proper operation of business and take into account legitimate employee and community interests.

     Each director, officer and employee is a representative of Orthodontix in the communities in which he or she lives and works. Directors, officers and employees should therefore act in a manner that enhances the Company's relationship in the communities in which it does business.

7.  GOOD EMPLOYEE RELATIONS ARE ALSO IMPORTANT.

     The Company seeks to ensure high levels of employee motivation, satisfaction and commitment. It is our policy to hire and retain employees without regard to race, color, religion, sex, age, national origin, handicap, or veteran status; to provide challenging opportunities for individual growth and advancement; to ensure open communication throughout the organization in order to resolve problems or complaints; to strive to protect our employees' health and safety; to provide a work environment free from harassment; and to comply with all laws relating to employees.

     Individual managers and supervisory personnel have direct responsibility for implementing this policy, but the support of all employees is essential to the policy's success.

8.  ACCURATE FINANCIAL RECORDS MUST BE MAINTAINED.

     It has always been the policy of Orthodontix to maintain the integrity of its financial records and to assure that its financial statements fairly and accurately reflect its financial condition and results of operations.
All of the Company's assets and liabilities are to be recorded in the Company's accounts. No false or artificial entries may be made in the Company's records for any reason, and no payment may be approved or made with the intention or understanding that any part of such payment is to be used for any purpose other than that described by the documents supporting the payment.

     Any employee having information or knowledge of any hidden fund, undisclosed assets or liabilities, any false or artificial entry in the books and records of the Company, or any hidden payment shall promptly report the matter to the CFO of Orthodontix.

9.  BRIBERY OF GOVERNMENT OFFICIALS IS FORBIDDEN.

     Orthodontix has a long-standing policy that forbids bribery of government officials anywhere in the world. The Company takes this position not only because such payments violate the law, but also because such payments undermine good government and the fair and impartial administration of the laws.

     United States law makes it a felony to offer or give anything of value to a government official because of any official act performed or to be performed. In addition, most government agencies have strict standards, which their employees must follow, regarding the receipt of gifts, entertainment, meals, or other things of value.

10.  CORPORATE POLITICAL CONTRIBUTIONS TO FEDERAL ELECTION CAMPAIGNS
     ARE ILLEGAL.

     United States law prohibits corporations from contributing to candidates for federal office. This does not mean that directors, officers and employees of the Company cannot contribute to candidates or otherwise take part in the political process. In fact, the Company encourages participation by directors, officers and employees in public affairs and political activities. Such participation must be on an individual basis, on our own time, and at our own expense. Orthodontix will not provide reimbursement for contributions to the campaign of any candidate for federal, state, or local office or to any political party.

11.  COMPLYING WITH ANTITRUST LAWS IS ESSENTIAL.

     The Company competes fairly and legitimately and complies with antitrust and competition laws. The antitrust and competition laws apply to many aspects of business behavior, and those directors, officers and employees who have responsibility in areas of the business to which these laws apply must be aware of them and their implications.

     The United States antitrust laws, and the competition laws of many other countries and organization, prohibit agreements and activities that may have the effect of reducing competition. Agreements and activities that are prohibited include agreements with competitors to fix or control prices; agreements with competitors to allocate products, markets or territories; agreements to boycott certain customers or suppliers; agreements to refrain from or limit the manufacture, sale or production of any product, or reciprocal purchase agreements or tie-ins.

     To ensure that Orthodontix avoids any possibility of such illegal agreements, it is the Company's policy that there are no discussions or other contacts, direct or indirect, with competitors regarding prices, terms and conditions of sales, the territories or markets in which products will be sold, or persons or companies to whom products will not be sold.

12.  COMPLIANCE WITH THIS CODE

     Orthodontix believes that strict compliance by all directors, officers and employees with this Code will best serve the interests of our customers, suppliers, employees, communities and shareholders. Accordingly, violations of this Code will result in penalties ranging from warnings and reprimands to termination of employment.

     Each Orthodontix director, officer and employee is responsible for familiarizing himself or herself with this Code and reporting any violation or potential violation. If any employee feels that he or she may not discuss a particular situation with his or her supervisor, the employee should feel free to discuss the matter with any of the executive officers of Orthodontix.

    We wish to assure anyone who reports a violation or potential violation that he or she will, to the extent practicable, remain anonymous. Under no circumstances will any employee be subject to any disciplinary or retaliatory action as the result of filing a report of a violation or a potential violation of this Code.

                                                              Exhibit 31.1
CERTIFICATION OF CHIEF EXECUTIVE OFFICER

     I, Glenn L. Halpryn, certify that:

     1.  I have reviewed this report on Form 10-KSB of Orthodontix, Inc.;
     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:
     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on our evaluation;
     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.


Dated:  March 29, 2004           By:   /s/ Glenn L. Halpryn
                                    ---------------------------------------
                                    Glenn L. Halpryn
                                    Chief Executive Officer

                                                              Exhibit 31.2
CERTIFICATION OF CHIEF FINANCIAL OFFICER

     I, Alan Jay Weisberg, certify that:

     1.  I have reviewed this report on Form 10-KSB of Orthodontix, Inc.;
     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:
     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on our evaluation;
     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.


Dated:  March 29, 2004           By:   /s/ Alan Jay Weisberg
                                    ---------------------------------------
                                    Alan Jay Weisberg
                                    Acting Chief Financial Officer

                                                                Exhibit 32
CERTIFICATION PURSUANT TO RULE 13a-14(b) AND SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (SUBSECTIONS (a) AND (b) OF SECTION 1350, TITLE 18, UNITED STATES CODE)

     In connection with the Annual Report on Form 10-KSB of Orthodontix,Inc. for the period ended December 31, 2003 as filed with the Securities and Exchange Commission (the "Report"), we, Glenn L. Halpryn, Chief Executive Officer of Orthodontix, Inc., and Alan Jay Weisberg, Acting Chief Financial Officer of Orthodontix, Inc., hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Orthodontix, Inc.




Dated:  March 29, 2004         By:   /s/ Glenn L. Halpryn
                                    ---------------------------------------
                                    Glenn L. Halpryn
                                    Chief Executive Officer


Dated:  March 29, 2004         By:   /s/ Alan Jay Weisberg
                                    ---------------------------------------
                                    Alan Jay Weisberg
                                    Acting Chief Financial Officer