Form 10QSB
period 2004-03-31
ORTHODONTIX INC
filed 2004-05-14
CIK 1006281

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                 Form 10-QSB

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2004

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

     On May 7, 2004, the number of shares of outstanding Common Stock of the issuer was 2,915,428.

     Transitional Small Business Disclosure Format (check one) Yes [] No [X ]
     Documents Incorporated by reference          None

                                ORTHODONTIX, INC.
                                  FORM 10-QSB
                           QUARTER ENDED March 31, 2004

TABLE OF CONTENTS

PART I:  FINANCIAL INFORMATION
Item 1.  Financial Statements                                             1
Item 2.  Management's Discussion and Analysis or Plan of Operation        1
Item 3.  Controls and Procedures                                          2

PART II:  OTHER INFORMATION
Item 1.  Legal Proceedings                                                3
Item 2.  Changes in Securities                                            3
Item 3.  Defaults upon Senior Securities                                  3
Item 4.  Submission of Matters to a Vote of Security Holders              3
Item 5.  Other Information                                                3
Item 6.  Exhibits and Reports on Form 8-K                                 3

SIGNATURES                                                                4

INDEX TO FINANCIAL STATEMENTS                                            F-1

EXHIBIT INDEX                                                            12


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

     Results of operations for the three months ended March 31, 2004, are not necessarily indicative of the results of operations expected for the year ending December 31, 2004.

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

FINANCIAL RESULTS FOR THE QUARTER ENDED MARCH 31, 2004

     For the quarter ended March 31, 2004, the Company recorded a net loss of approximately $26,700 or $0.01 per share. Included in the financial results for the quarter ended March 31, 2004, were general and administrative expenses of approximately $29,700, and interest and other income of approximately $3,000.

     The Company does not expect to generate operating revenues or net income until such time as it effects a business combination with an operating company. However, in the event the Company does consummate a merger or an acquisition of an operating company, there can be no assurances that the combined operation will operate profitably.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 2004, the Company had cash and cash equivalents and investments of approximately $668,500 and total liabilities of approximately $61,600. The Company's cash is primarily invested in money market accounts. The Company's investments consist of certificates of deposit with maturities of 90 days or more at the date of purchase. The Company continues to anticipate that the primary uses of working capital will include general and administrative expenses and costs associated with seeking to locate and consummate a business combination. The Company believes that its operating funds will be sufficient for its cash expenses for at least the next twelve months.

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

ITEM 3. CONTROLS AND PROCEDURES

     As of March 31, 2004, the Company's President and Chief Executive Officer and its Acting Chief Financial Officer evaluated the Company's disclosure controls and procedures and they concluded that the Company maintains effective disclosure controls and procedures. There have been no significant changes in internal control over financial reporting that have materially affected, or are likely to materially affect, the Company's internal control over financial reporting subsequent to the Evaluation Date.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        None.

ITEM 2. CHANGES IN SECURITIES

        None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the quarter ended March 31, 2004, no matters were submitted to a vote of security holders of the Company through the solicitation of proxies or otherwise.

ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits.

                  Exhibit 31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

                  Exhibit 31.2 Certification of Acting Chief Financial Officer pursuant to Rule 13a-14(a)

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

                                   ORTHODONTIX, INC.
                                   (Registrant)

Dated: May 12, 2004                    By: /s/ Glenn L. Halpryn
                                    ---------------------------------------
                                    Glenn L. Halpryn
                                    Chairman and President (Principal
                                      Executive Officer)

Dated: May 12, 2004                    By: /s/ Alan Jay Weisberg
                                    ---------------------------------------
                                    Alan Jay Weisberg
                                    Acting Chief Financial Officer
                                    (Principal Financial and
                                      Accounting Officer)

INDEX TO FINANCIAL STATEMENTS

                                                                        Pages

Condensed Balance Sheets as of March 31, 2004 (Unaudited)
     and December 31, 2003                                               F-2

Condensed Statements of Operations
     for the Three Months Ended March 31, 2004 and 2003 (Unaudited)      F-3

Condensed Statement of Changes in Stockholders' Equity
     for the Three Months Ended March 31, 2004 (Unaudited)               F-4

Condensed Statements of Cash Flows
     for the Three Months Ended March 31, 2004, and 2003 (Unaudited)     F-5

Notes to the Condensed Financial Statements                              F-6

ORTHODONTIX, INC.
CONDENSED BALANCE SHEETS

                                                                 MARCH 31, 2004          DECEMBER 31,
                       ASSETS                                      (UNAUDITED)              2003
                                                              ------------------        ------------
Current assets:
    Cash and cash equivalents                                    $       113,258        $    179,479
    Investments                                                          555,229             552,359
    Prepaid expenses and other current assets                             21,860               2,417
                                                                 ---------------        ------------
      Total current assets                                               690,347             734,255
                                                                 ===============        ============

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued liabilities                     $        61,608        $     78,823
                                                                 ---------------        ------------
      Total current liabilities                                           61,608              78,823
                                                                 ---------------        ------------
Commitments

Stockholders' equity:
   Preferred stock, $.0001 par value, 100,000,000 shares
     authorized, no shares issued and outstanding                            -                   -
   Common stock, $.0001 par value, 100,000,000 shares authorized,
     2,915,428 shares issued and outstanding at March 31, 2004,
     and December 31, 2003                                                   292                 292
   Additional paid-in capital                                          4,232,821           4,232,821
   Accumulated deficit                                                (3,604,374)         (3,577,681)
                                                                 ---------------        ------------
      Total stockholders' equity                                         628,739             655,432
                                                                 ---------------        ------------
      Total liabilities and stockholders' equity                 $       690,347        $    734,255
                                                                 ===============        ============

The accompanying notes are an integral part of these condensed financial statements.

ORTHODONTIX, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                          THREE MONTHS ENDED
                                                               MARCH 31
                                                     ----------------------------
                                                           2004         2003
                                                     ------------  ------------
General and administrative expenses                   $   29,684    $   30,301
Other operating expense                                      -           4,250
                                                     ------------  ------------
       Net operating loss                                (29,684)      (34,551)
                                                     ------------  ------------
Other income:
    Interest income                                        2,991         2,064
                                                     ------------  ------------
      Total other income                                   2,991         2,064
                                                     ------------  ------------
Net loss                                              $  (26,693)   $  (32,487)
                                                     ============  ============

Loss per common and common
    equivalent share:

   Basic                                              $    (0.01)   $    (0.01)
                                                     ============  ============
   Diluted                                            $    (0.01)   $    (0.01)
                                                     ============  ============
Weighted average number of common and
   common equivalent shares outstanding -
   basic and diluted                                   2,915,428     2,915,428
                                                     ============  ============


The accompanying notes are an integral part of these condensed financial statements.

ORTHODONTIX, INC.
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)
for the three months ended March 31, 2004


                                                            Additional                         Total
                                     Common Stock             Paid-In      Accumulated     Stockholders'
                                 Shares        Amounts        Capital        Deficit          Equity
                              ------------  -------------  -------------  -------------  ----------------

Balance, December 31, 2003      2,915,428    $     292      $ 4,232,821   $ (3,577,681)  $    655,432
Net loss for the period               -            -                -          (26,693)       (26,693)
                              ------------  -------------  -------------  -------------  ----------------
Balance, March 31, 2004         2,915,428    $     292      $ 4,232,821   $ (3,604,374)  $    628,739
                              ============ =============  ==============  =============  ================


The accompanying notes are an integral part of these condensed financial statements.

ORTHODONTIX, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)


                                                                       THREE MONTHS ENDED
                                                                            MARCH 31,
                                                                   -------------------------
                                                                      2004            2003
                                                                   ---------       ---------
Cash flows from operating activities:
     Net loss                                                      $ (26,693)      $ (32,487)
     Loss on collection of notes receivable                              -             4,250
     Adjustments to reconcile net loss to net cash used in
       operating activities:
       Changes in assets and liabilities                             (39,528)        (20,915)
                                                                   ---------       ---------
           Net cash used in operating activities                     (66,221)        (49,152)
                                                                   ---------       ---------

Cash flows from investing activities:
     Payment of notes receivable                                         -            60,881
                                                                   ---------       ---------
           Net cash provided by investing activities                     -            60,881
                                                                   ---------       ---------
Net (decrease) increase in cash and cash equivalents                 (66,221)         11,729

Cash and cash equivalents, beginning of period                       179,479         807,639
                                                                   ---------       ---------
Cash and cash equivalents, end of period                           $ 113,258       $ 819,368
                                                                   =========       =========

The accompanying notes are an integral part of these condensed financial statements.

ORTHODONTIX, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2004
(UNAUDITED)


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

    The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2004. The unaudited condensed financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB, as amended, as filed with the Securities and Exchange Commission on April 22, 2004.

2.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES:
    Accounts payable and accrued expenses consist of the following:

                                  March 31, 2004         December 31,
                                    (Unaudited)               2003
                                  --------------          -----------
    Accounts payable              $        4,214          $     4,214
    Other accrued expenses                57,394               74,609
                                  --------------          -----------
                                  $       61,608          $    78,823
                                  ==============          ===========

3.   EARNINGS PER SHARE:

     Basic earnings per share is calculated by dividing the net income or loss by the weighted average number of common and potential common shares outstanding during the period. Diluted earnings per share is calculated by dividing net income or loss by the weighted average number of common shares and potential common equivalent shares outstanding during the period. Potential common equivalent shares consist of the dilutive effect of outstanding options calculated using the treasury stock method. There were no potential common equivalent shares for the three months ended March 31, 2004 and 2003.

ORTHODONTIX, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2004, Continued
(UNAUDITED)

4.   LOSS ON COLLECTION OF NOTE RECEIVABLE:

     At December 31, 2002, the Company had a note receivable as a result of the termination of the affiliation with a Founding Practice with an outstanding balance of approximately $65,000. Such note receivable was due in monthly payments through August 2004. On March 31, 2003, the Company entered into an agreement for the Founding Practice to settle the outstanding balance on the note receivable for a payment of approximately $60,900. As a result of the agreement, the Company recorded other operating expenses in the amount of $4,250 for the three months ended March 31, 2003.

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

                                                                Exhibit 31.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

     I, Glenn L. Halpryn, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Orthodontix, Inc.;
     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this quarterly report;
     4. The small business issuer's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:
     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
     b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
     c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and
     5. The small business issuer's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):
     a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and
     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Dated:  May 12, 2004              By:   /s/ Glenn L. Halpryn
                                    ---------------------------------------
                                    Glenn L. Halpryn
                                    Chief Executive Officer

                                                                Exhibit 31.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER

     I, Alan Jay Weisberg, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Orthodontix, Inc.;
     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this quarterly report;
     4. The small business issuer's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:
     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
     b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
     c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and
     5. The small business issuer's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):
     a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and
     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Dated:  May 12, 2004              By:   /s/ Alan Jay Weisberg
                                    ---------------------------------------
                                    Alan Jay Weisberg
                                    Acting Chief Financial Officer

                                                                Exhibit 32

CERTIFICATION PURSUANT TO RULE 13a-14(b) AND SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (SUBSECTIONS (a) AND (b) OF SECTION 1350, TITLE 18, UNITED STATES CODE)

     In connection with the Quarterly Report on Form 10-QSB of Orthodontix,Inc. for the period ended March 31, 2004, as filed with the Securities and Exchange Commission (the "Report"), we, Glenn L. Halpryn, Chief Executive Officer of Orthodontix, Inc., and Alan Jay Weisberg, Acting Chief Financial Officer of Orthodontix, Inc., hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Orthodontix, Inc.




Dated:  May 12, 2004              By:   /s/ Glenn L. Halpryn
                                    ---------------------------------------
                                    Glenn L. Halpryn
                                    Chief Executive Officer


Dated:  May 12, 2004              By:   /s/ Alan Jay Weisberg
                                    ---------------------------------------
                                    Alan Jay Weisberg
                                    Acting Chief Financial Officer
















A signed original of this written statement required by Section 906 has been provided to Orthodontix, Inc. and will be retained by Orthodontix, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.