Form 10-K
period 2004-12-31
ORTHODONTIX INC
filed 2005-03-31
CIK 1006281

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-KSB


[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934

             For the Fiscal Year Ended December 31, 2004

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Company based on the average of the bid and asked price of $0.20 of such Common Stock, as of March 23, 2005, is $416,225 based upon 2,081,127 shares of the Company's Common Stock outstanding as of March 21, 2005, held by non-affiliates. For purposes of this computation, all executive officers, directors and 5% beneficial owners of the Common Stock of the registrant have been deemed to be affiliates. Such determination should not be deemed to be an admission that such directors, officers or 5% beneficial owners are, in fact, affiliates of the registrant.

As of March 21, 2005, the Company had a total of 2,915,428 shares of Common Stock, par value $.0001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  None.

                              ORTHODONTIX, INC.
                                FORM 10-KSB
                     FISCAL YEAR ENDED DECEMBER 31, 2004

TABLE OF CONTENTS                                               Page
                                                                ----
PART I                                                           -1-
   Item 1.     Description of Business                           -1-

   Item 2.     Description of Property                           -2-

   Item 3.     Legal Proceedings                                 -2-

   Item 4.     Submission of Matters to a Vote
               of Security Holders                               -2-

PART II                                                          -2-
   Item 5.     Market for Common Equity and Related Stockholder
               Matters                                           -2-

   Item 6.     Management's Discussion and Analysis and Plan of
               Operation                                         -3-

   Item 7.     Financial Statements                              -4-

   Item 8.     Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure               -5-

   Item 8A.    Controls and Procedures                           -5-

PART III                                                         -5-
   Item 9.     Directors, Executive Officers, Promoters and
               Control Persons; Compliance With Section 16(a)
               of the Exchange Act                               -6-

   Item 10.    Executive Compensation                            -7-

   Item 11.    Security Ownership of Certain Beneficial Owners
               And Management and Related Stockholder Matters    -9-

   Item 12.    Certain Relationships and Related Transactions   -10-

   Item 13.    Exhibits And Reports on Form 8-K                 -11-

   Item 14.    Principal Accountant Fees and Services           -11-

SIGNATURES                                                      -13-

EXHIBIT INDEX                                                   -14-

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

ITEM 3. LEGAL PROCEEDINGS

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of the year ended December 31, 2004, no matters were submitted to a vote of security holders of the Company.

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

OTC Bulletin Board                          Low Bid          High Bid
----------------------------------        -------------    ------------
2004
   First Quarter                              $.20              $.20
   Second Quarter                             $.20              $.30
   Third Quarter                              $.20              $.30
   Fourth Quarter                             $.20              $.20

2003
   First Quarter                              $.11              $.15
   Second Quarter                             $.10              $.15
   Third Quarter                              $.15              $.18
   Fourth Quarter                             $.18              $.20

     The Company has approximately 61 stockholders of record as of March 21, 2005, inclusive of those brokerage firms and/or clearinghouses holding the Company's shares of Common Stock for their clientele (with each such brokerage house and/or clearinghouse being considered as one holder).

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

FINANCIAL RESULTS FOR THE YEARS ENDED DECEMBER 31, 2004 AND DECEMBER 31,
2003.

     REVENUES. The Company ceased providing orthodontics practice management services to the Practices as of November 1999. No management service fee revenue or other operating revenue was recorded by the Company during the years ended December 31, 2004 and 2003. The Company does not expect to generate operating revenue until such time as the Company consummates a business combination with an operating company.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were approximately $165,600 and $143,100 for the years ended December 31, 2004 and 2003, respectively. During 2003 and 2004, such expenses consisted primarily of executive officer compensation, insurance, and legal and accounting costs.

     The Company anticipates that its general and administrative expenses will remain low until such time as the Company effects a merger or other business combination with an operating company.

     INTEREST INCOME. Interest income of approximately $6,000 and $7,000 for the years ended December 31, 2004 and 2003, respectively, represents interest earned on excess cash balances invested primarily in short-term money market accounts. The decrease in interest income for year 2004 is primarily attributable to lower market rates of interest combined with the Company's having less excess cash invested during the year.

     NET LOSS. For the years ended December 31, 2004 and 2003, the Company recorded a net loss of approximately $160,000 and $141,000, respectively, or $0.05 and $0.05 per share, respectively.

     The Company does not expect to generate net income, if at all, until such time as it effects a business combination with an operating company. However, in the event that the Company does consummate a merger or an acquisition of an operating company, there can be no assurances that the combined operation will operate profitably.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 2004, the Company had cash and cash equivalents of approximately $564,000, no investments, and total liabilities of approximately $70,000. The Company's cash is currently invested in money market accounts and overnight repurchase agreements. The Company continues to anticipate that the primary uses of working capital will include general and administrative expenses and costs associated with seeking to locate and consummate a business combination. The Company believes that its operating funds will be sufficient for its cash expenses for at least the next twelve months. At December 31, 2004, the Company had no ongoing contractual commitments or off-balance sheet arrangements.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On November 12, 2004, PricewaterhouseCoopers LLP ("PwC") resigned as the independent Registered Certified Public Accounting firm for Orthodontix, Inc. (the "Company").

     Except as disclosed in the next sentence of this paragraph, the reports of PwC on the Company's financial statements for the years ended December 31, 2003 and 2002 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle. As discussed in Note 1 to the Company's financial statements as of and for the years ended December 31, 2003 and 2002, the Company terminated its affiliation with all of its founding practices and intends to effect a merger, acquisition or other business combination with an operating company utilizing any combination of its common stock, cash on hand or other funding sources.

     During the years ended December 31, 2003 and 2002, and through November 12, 2004, there were no disagreements with PwC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of PwC, would have caused PwC to make reference thereto in their reports on the financial statements for such years.

     During the years ended December 31, 2003 and 2002, and through November 12, 2004, there were no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K).

     The Company engaged Salberg & Co. on February 2, 2005. The Company's Board of Directors approved the decision to retain Salberg & Co. The Company has authorized PwC to respond fully to the inquiries of Salberg & Co.

ITEM 8A. CONTROLS AND PROCEDURES

     The Company's management concluded an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2004. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective as of December 31, 2004.

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

                                 PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

     The current directors and executive officers of the Company are as follows:

NAME                      AGE       POSITION
----                      ---       --------
Glenn L. Halpryn           44       Chairman of the Board of
                                    Directors, Chief Executive
                                    Officer, President and
                                    Secretary

Alan Jay Weisberg          59       Acting Chief Financial and
                                    Accounting Officer, Director

Noah M. Silver             46       Director

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

COMPLIANCE WITH SECTION 16(a)

     To the Company's knowledge, based solely upon the Company's review of Forms 3, 4 and 5 furnished to the Company, for the year ended December 31, 2004, no person who was a director, officer or beneficial owner of more than ten percent of the Company's outstanding Common Stock or any other person subject to Section 16 of the Securities Exchange Act of 1934 (the "Exchange Act") failed to file on a timely basis, reports required by Section 16(a) of the Exchange Act.

CODE OF ETHICS

     The Company adopted a code of ethics that applies to all officers, directors and employees of the Company. Any person may obtain a copy of the code of ethics at no charge from the Company by writing to the Company at 1428 Brickell Avenue, Suite 105, Miami, Florida 33131.

ITEM 10. EXECUTIVE COMPENSATION

DIRECTOR COMPENSATION

     During the year ended December 31, 2004, each director of the Company (employee and non-employee directors alike) received $300 for each Board meeting attended as well as reimbursement for any reasonable business expenses incurred by the director in connection with his activities on behalf of the Company. Noah Silver and Jay Weisberg each received an additional $500 payment for their accounting analysis of a potential acquisition during 2004. During 2004, the Company held three meetings of the Board of Directors. In addition, directors are entitled to receive stock options under the 1997 Orthodontix, Inc. Stock Option Plan. No such stock options were granted to directors during the year ended December 31, 2004.

EXECUTIVE COMPENSATION

     No executive officer of the Company was compensated more than $100,000 during the year ended December 31, 2004. The following table sets forth all the compensation earned by Glenn L. Halpryn, who has been the Company's Chief Executive Officer since May 2001.

SUMMARY COMPENSATION TABLE

                      Annual Compensation               Long Term Compensation Awards
                    -----------------------     -------------------------------------------
Name and                                                           Securities
Principal                                       Other Annual       Underlying     All Other
Position            Year     Salary   Bonus     Compensation       Options        Compensation
----------------------------------------------------------------------------------------------
Glenn Halpryn,      2004   $41,700   $ 0       $  0                    0             $900
Chief Executive     2003   $50,000   $ 0       $  0                    0             $300
Officer(1)           2002   $50,000   $ 0       $  0                    0             $600

    (1) In January 2002, Mr. Halpryn reduced his salary to $50,000 annually. In October 2004, Mr. Halpryn waived his salary for the balance of 2004.

STOCK OPTION GRANTS IN 2004

     No options to purchase shares of the Company's Common Stock were granted to any executive officer during the year ended December 31, 2004. The following table sets forth certain summary information concerning grants of options to purchase shares of the Company's Common Stock during the year ended December 31, 2004:

                  Number of Securities  % of Total Options     Exercise/
                   Underlying Options    Granted to Employees   Base Price/   Expiration
Name               Granted               in Fiscal Year         Share         Date
----------------------------------------------------------------------------------------
Glenn Halpryn            N/A                   ---                ---          ---

STOCK OPTION EXERCISES IN 2004
AND YEAR-END OPTION VALUES

     No options to purchase shares of the Common Stock of the Company were exercised by any executive officer of the Company during the year ended December 31, 2004 and at December 31, 2004, there were no unexercised options to purchase the Company's Common Stock held by any executive officer of the Company. The following table sets forth certain summary information concerning exercised and unexercised options to purchase shares of the Company's Common Stock as of December 31, 2004:


                   Shares                                              Value of Unexercisable In-
                   Acquired                 Number of Unexercised      the-money Options at FY-
                   on         Value         Options at FY-end          end Exercisable /
Name               Exercise   Realized   Exercisable/Unexercisable     Unexercisable
-------------------------------------------------------------------------------------------------

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table sets forth information known to the Company with respect to the beneficial ownership of its Common Stock as of March 21, 2005 by (i) each stockholder known by the Company to own beneficially more than 5% of the outstanding Common Stock, (ii) each named executive officer of the Company, (iii) each director of the Company, and (iv) all directors and executive officers as a group. As of March 21, 2005, there were 2,915,428 shares of Common Stock outstanding.

PRINCIPAL SHAREHOLDERS

Name and Address               Shares of Common Stock    Percent
of Beneficial Owner            Beneficially Owned(1)      Owned
----------------------------------------------------------------
Stephen Grussmark                     450,000(2)               15.4%
7400 North Kendall Drive Suite 704
Miami, FL  33156

Glenn L. Halpryn                      380,100            13.0%
1428 Brickell Avenue, Suite 105
Miami, FL  33131

Alan Jay Weisberg                       4,201             0.14%
1428 Brickell Avenue, Suite 105
Miami, FL  33131

Noah Silver                                 0            0%
1428 Brickell Avenue, Suite 105
Miami, FL  33131

All Officers and                      384,301            13.2%
Directors as a Group(2)

Total Shares Outstanding
as of March 21, 2005                2,915,428

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Common Stock subject to options or warrants held by that person that are currently exercisable or will become exercisable within 60 days after March 21, 2005 are deemed outstanding, while such shares are not deemed outstanding for purposes of computing percentage ownership of any other person. Unless otherwise indicated in the footnotes below, the persons and entities named in the table have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws where applicable.

(2) Represents shares of Common Stock held in various trusts for which either Dr. Grussmark or his wife is the sole trustee and the beneficiaries of which are Dr. Grussmark, his wife or his children.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Alan Jay Weisberg, CPA, the Company's Acting Chief Financial Officer since September 1999 and a member of the Company's Board of Directors and Treasurer since April 2001, is a shareholder of Weisberg Brause, which firm was paid $4,850 and $6,200 during the years ended December 31, 2004 and 2003, respectively.

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

(b)      Reports on Form 8-K:

         The Form 8-K filed on November 18, 2004 is incorporated by reference as part of this report.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

     PricewaterhouseCoopers LLP, the principal accountant for the Company during 2004, billed the Company $27,800 in 2004 and $28,000 in 2003 for professional services rendered for the audit of the Company's annual financial statements and review of financial statements included in the Company's Forms 10-QSB.

AUDIT-RELATED FEES

     The Company paid no fees to its principal accountant except the audit fees reported above for 2003 and 2004.

TAX FEES

     The Company paid no fees to its principal accountant for tax compliance, tax advice or tax planning during the past two fiscal years. The Company paid $1,235 in 2004 and $1,215 in 2003 to another accounting firm that filed the Company's tax returns.

ALL OTHER FEES

     The Company paid only the audit fees reported above to its principal accountant during 2003 and 2004.

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

March 28, 2005

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

By: /s/ Glenn Halpryn_____
    Glenn Halpryn, Chairman of the Board,
       Chief Executive Officer, President, Secretary

March 28, 2005


By: /s/ Alan Jay Weisberg_
    Alan Jay Weisberg, Acting Chief Financial
       and Accounting Officer, Director

March 28, 2005


By: /s/ Noah Silver_______
    Noah Silver, Director

March 28, 2005

INDEX TO FINANCIAL STATEMENTS


                                                                        Pages

Report of Independent Registered Public Accounting
   Firm--Salberg & Company, P.A.                                        F-2

Report of Independent Registered Certified Public
   Accounting Firm--PricewaterhouseCoopers LLP                          F-3

Financial Statements

Balance Sheet                                                            F-4

Statements of Operations                                                 F-5

Statements of Changes in Stockholders' Equity                            F-6

Statements of Cash Flows                                                 F-7

Notes to Financial Statements                                      F-8 - F-13


              Report of Independent Registered Accounting Firm


To the Board of Directors
of Orthodontix, Inc.

We have audited the accompanying balance sheet of Orthodontix, Inc. as of December 31, 2004 and the related statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Orthodontix, Inc. as of December 31, 2003, were audited by other auditors whose report dated March 19, 2004, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Orthodontix, Inc. as of December 31, 2004, and the results of their operations, changes in stockholders' equity and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.



SALBERG & COMPANY, P.A.
Boca Raton, Florida
March 16, 2005

     Report of Independent Registered Certified Public Accounting Firm





To the Board of Directors and
Shareholders of Orthodontix, Inc.

In our opinion, the accompanying statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the results of operations and cash flows of Orthodontix, Inc. (the "Company") for the year ended then December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As discussed in Note 1, the Company terminated its affiliation with all of its Founding Practices and intends to effect a merger, acquisition or other business combination with an operating company utilizing any combination of its common stock, cash on hand or other funding sources.

PricewaterhouseCoopers LLP

Miami, Florida
March 19, 2004

ORTHODONTIX, INC.
BALANCE SHEET
December 31, 2004
------------------------------------------

                                                                             2004
                                        Assets
Current assets:
   Cash and cash equivalents                                            $    563,713
   Prepaid expenses                                                            2,123
                                                                        ------------
     Total current assets                                                    565,836
                                                                        ============

                            Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                                                     $      4,213
   Accrued liabilities                                                        66,261
                                                                        ------------
     Total current liabilities                                                70,474
                                                                        ------------


Stockholders' equity:
   Preferred stock, $.0001 par value, 100,000,000 shares
     authorized, no shares issued and outstanding                                 -
   Common stock, $.0001 par value, 100,000,000 shares
     authorized, 2,915,428 shares outstanding                                    292
   Additional paid-in capital                                              4,232,821
   Accumulated deficit                                                    (3,737,751)
                                                                        ------------
     Total stockholders' equity                                              495,362
                                                                        ------------
     Total liabilities and stockholders' equity                          $   565,836
                                                                        ============

See Accompanying Notes to Financial Statements.

ORTHODONTIX, INC.
Statements of Operations
For the years ended December 31, 2004 and 2003
----------------------------------------------

                                                                            2004                          2003
Operating Expenses:
General and administrative expenses                                     $     165,582              $     143,135
Other operating expenses                                                          -                        4,250
                                                                         ------------               ------------
     Total operating expenses                                                 165,582                    147,385
                                                                         ------------               ------------
     Loss from Operations                                                    (165,582)                  (147,385)
                                                                         ------------               ------------

Other income:
   Interest income                                                              5,512                      6,671
                                                                         ------------               ------------
     Total other income                                                         5,512                      6,671
                                                                         ------------               ------------
Net loss                                                                  $  (160,070)               $  (140,714)
                                                                         ============               ============

Net Loss per share--Basic and Diluted                                   $      (0.05)              $      (0.05)
                                                                         ============               ============


Weighted average number of shares outstanding
   during the year--basic and diluted                                      2,915,428                  2,915,428
                                                                         ============               ============

See Accompanying Notes to Financial Statements.

ORTHODONTIX, INC.
Statements of Changes in Stockholders' Equity
For the years ended December 31, 2004 and 2003
-----------------------------------------------

                                                                           Additional
                                Preferred Stock         Common Stock        Paid-In    Accumulated
                              Shares      Amount     Shares      Amount     Capital      Deficit        Total
                            ---------------------  ---------  ----------  ----------- ------------   ----------

Balance, December 31, 2002        -       $   -    2,915,428  $     292   $ 4,232,821 $(3,436,967)     796,146

Net loss for the year ended
  December 31, 2003               -           -          -          -             -      (140,714)    (140,714)
                            -----------  --------- ---------  ----------  ----------- ------------   ----------

Balance, December 31, 2003        -           -    2,915,428        292     4,232,821  (3,577,681)     655,432

Net loss for the year ended
  December 31, 2004               -           -          -          -             -      (160,070)    (160,070)
                            -----------  --------- ---------  ----------  ----------- ------------   ----------

Balance, December 31, 2004        -       $   -    2,915,428  $     292   $ 4,232,821 $(3,737,751)   $ 495,362
                            ===========   ======== =========  ==========  =========== ============   ==========


See Accompanying Notes to Financial Statements.

ORTHODONTIX, INC.
Statements of Cash Flows
For the years ended December 31, 2004 and 2003
-----------------------------------------------

                                                             2004              2003
                                                      -------------       ------------
Cash flows from operating activities:
   Net loss                                           $  (160,070)        $  (140,714)
   Adjustments to reconcile net loss to net cash used
    in operating activities:
    Loss on notes receivable                                  -                 4,250
    Changes in operating assets and liabilities
      Prepaid expenses and other current assets               294                  33
      Accounts payable and accrued liabilities             (8,349)               (251)
                                                      -------------       ------------

        Net cash used in operating activities            (168,125)           (136,682)
                                                      -------------       ------------

Cash flows from investing activities:
   Purchase of investments                                    -              (552,359)
   Redemption of Certificate of Deposit                   552,359                 -
   Payment on notes receivable                                -                60,881
                                                      -------------       ------------

        Net cash provided by (used in)
         investing activities                             552,359            (491,478)
                                                     -------------       ------------

Net increase (decrease) in cash and cash equivalents      384,234            (628,160)

Cash at beginning of period                               179,479             807,639
                                                     -------------       ------------
Cash at end of period                                 $   563,713         $   179,479
                                                     =============       ============

Supplemental Disclosure of Cash Flow Information

Cash paid for:
   Income taxes                                       $       -           $       -
                                                     =============       ============
   Interest                                           $       -           $       -
                                                     =============       ============


See Accompanying Notes to Financial Statements.

ORTHODONTIX, INC.
Notes to Financial Statements
December 31, 2004 and 2003
------------------------------------------

1.     Nature of Operations

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

       The accompanying financial statements have been prepared on the basis which assumes that the Company will continue to operate as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has generated an accumulated deficit of approximately $3.7 million at December 31, 2004 as a result of operations and the termination of its affiliation with the Founding Practices. The Company incurred net losses of approximately $160,000 and $141,000 for the years ended December 31, 2004 and 2003, respectively. The Company also reflects net cash used in operations of approximately $168,000 and $137,000 for the years ended December 31, 2004 and 2003, respectively.

       The Company currently intends to effect a merger, acquisition or other business combination with an operating company utilizing any combination of its common stock, cash on hand or other funding sources that the Company believes are available. During the year ended December 31, 2004, management has devoted substantially all of its time to identifying potential merger or acquisition candidates. There can be no assurances that management's efforts to consummate a merger, acquisition or business combination with an operating company or management's efforts to identify other funding sources will be successful. The Company anticipates that its current working capital is sufficient to fund its operating expenses at their current level for at least the next twelve months. Therefore, the going concern is mitigated.

ORTHODONTIX, INC.
Notes to Financial Statements
December 31, 2004 and 2003
------------------------------------------

2.     Summary of Significant Accounting Policies

       Use of Estimates

       In preparing financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the periods presented. Actual results may differ from these estimates.

       Significant estimates during 2004 and 2003 include a valuation allowance for deferred tax assets.

       Cash and Cash Equivalents

       For the purpose of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. During 2004 the Company redeemed a certificate of deposit with the proceeds being transferred into a money market account.

       Concentrations

       The Company maintains its cash in bank deposit accounts, which, at times, exceed federally insured limits. As of December 31, 2004, the Company had deposits of $440,753 in excess of federally insured limits. The Company has not experienced any losses in such accounts through December 31, 2004.

       Income Taxes

       The Company accounts for income taxes under the Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("Statement 109"). Under Statements 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period, which includes the enactment date.

       Earnings Per Share

       In accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share", basic earnings per share is computed by dividing the net income (loss) less preferred dividends for the period by the weighted

ORTHODONTIX, INC.
Notes to Financial Statements
December 31, 2004 and 2003
------------------------------------------

average number of shares outstanding. Diluted earnings per share is computed by dividing net income (loss) less preferred dividends by the weighted average number of shares outstanding including the effect of share equivalents. At December 31, 2004 and 2003, there were no common share equivalents, which could potentially dilute future earnings per unit.

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

       The Company had no stock options outstanding during the years ended December 31, 2004 and 2003. Therefore, there was no impact of fair value accounting rules on the Company's net loss and net loss per share--basic and diluted for the years ended December 31, 2004 and 2003.

       New Accounting Pronouncements

       In December 2004, the FASB issued SFAS 153 "Exchanges of Non-monetary Assets"--an amendment of APB Opinion No. 29. This Statement amended APB Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of this Standard is not expected to have any material impact on the Company's financial position, results of operations or cash flows.

       In December 2004, the FASB issued SFAS 123 (revised 2004) "Share-Based Payment". This Statement requires that the cost resulting from all share-based transactions be recorded in the financial statements. The Statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement in accounting for share-based payment transactions with employees. The Statement also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from non-employees in share-based payment transactions. The Statement replaces

ORTHODONTIX, INC.
Notes to Financial Statements
December 31, 2004 and 2003
------------------------------------------

SFAS 123 "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25 "Accounting for Stock Issued to Employees". The provisions of this Statement will be effective for the Company beginning with its fiscal year ending 2005. The Company is currently evaluating the impact this new Standard will have on its financial position, results of operations or cash flows.

3.     Loss on Collection of Notes Receivable

       At December 31, 2002, the Company had a note receivable as a result of the termination of the affiliation with a Founding Practice with an outstanding balance of approximately $65,000. Such note receivable was due in monthly payments through August 2004. On March 31, 2003, the Company entered into an agreement for the Founding Practice to settle the outstanding balance on the note receivable for a payment of approximately $60,900. As a result of the agreement, the Company recorded other operating expenses in the amount of $4,250 for the year ended December 31, 2003.

4.     Income Taxes

       There was no income tax expense for the years ended December 31, 2004 and 2003 due to the Company's net losses.

       The Company's tax expense differs from the "expected" tax expense for the years ended December 31, 2004 and 2003, (computed by applying the Federal Corporate tax rate of 34% to loss before taxes and 5.5% for State Corporate taxes), as follows:

                                        2004              2003

Computed "expected" tax expense
   (benefit)--Federal             $  (51,430)         $ (45,104)
Computed "expected" tax expense
    (benefit)--State                  (8,804)            (7,721)
Change in valuation allowance          60,234             52,825
                                   -----------        -----------
   Total                           $     -             $     -
                                   ===========        ===========

       The effects of temporary differences that gave rise to significant portions of deferred tax assets at December 31, 2004 are as follows:

ORTHODONTIX, INC.
Notes to Financial Statements
December 31, 2004 and 2003
------------------------------------------


Deferred tax assets:
   Accrued expenses                 $    5,090
   Net operating loss carryforward   1,060,161
                                    -----------
   Total gross deferred tax assets  $1,065,251
   Less valuation allowance         (1,065,251)
                                    -----------
   Net deferred tax assets          $      -
                                    ===========

       The Company has a net operating loss carryforward of approximately $2,817,330 available to offset future taxable income expiring 2024.

       The valuation allowance at December 31, 2003 was $1,005,017. The net change in valuation allowance during the year ended December 31, 2004 was an increase of $60,234.

5.     Stock Option Plan

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

       There were no options outstanding as of or for the years ended December 31, 2004 and 2003.

6.     Related Party Transactions

       During 2004 and 2003, the Company paid accounting fees and directors fees to its CFO. Additionally, salary and directors fees were paid to the Company's President and CEO. The following is a summary of these payments for the years ended December 31, 2004 and 2003, respectively:.


                                            2004             2003
   Accounting Fees--CFO              $    4,850      $    6,200
   Salary--President and CEO             41,667          50,000
   Directors Fees--President and CEO        900             900
   Directors Fees--CFO                    1,400             900

EXHIBIT INDEX

      Exhibit
      Number       Exhibit Description
      ------       -------------------
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

     14.1**       Code of Ethics

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

---------------------------

* Incorporated by reference to the Company's Registration Statement on Form S-4 declared effective on March 26, 1998 by the Securities and Exchange Commission, SEC File No. 333-48677.
**Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003.

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


Dated:  March 28, 2005           By:   /s/ Glenn L. Halpryn
                                    ---------------------------------------
                                    Glenn L. Halpryn
                                    Chief Executive Officer

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


Dated:  March 28, 2005           By:   /s/ Alan Jay Weisberg
                                    ---------------------------------------
                                    Alan Jay Weisberg
                                    Acting Chief Financial Officer

                                                                Exhibit 32
CERTIFICATION PURSUANT TO RULE 13a-14(b) AND SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (SUBSECTIONS (a) AND (b) OF SECTION 1350, TITLE 18, UNITED STATES CODE)

     In connection with the Annual Report on Form 10-KSB of Orthodontix,Inc. for the period ended December 31, 2004 as filed with the Securities and Exchange Commission (the "Report"), we, Glenn L. Halpryn, Chief Executive Officer of Orthodontix, Inc., and Alan Jay Weisberg, Acting Chief Financial Officer of Orthodontix, Inc., hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Orthodontix, Inc.




Dated:  March 28, 2005         By:   /s/ Glenn L. Halpryn
                                    ---------------------------------------
                                    Glenn L. Halpryn
                                    Chief Executive Officer


Dated:  March 28, 2005         By:   /s/ Alan Jay Weisberg
                                    ---------------------------------------
                                    Alan Jay Weisberg
                                    Acting Chief Financial Officer