Form 10-Q
period 2005-03-31
ORTHODONTIX INC
filed 2005-05-12
CIK 1006281

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                 Form 10-QSB

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2005

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

     On May 9, 2005, the number of shares of outstanding Common Stock of the issuer was 2,915,428.

     Transitional Small Business Disclosure Format (check one) Yes [] No [X ]
     Documents Incorporated by reference          None

                                ORTHODONTIX, INC.
                                  FORM 10-QSB
                           QUARTER ENDED March 31, 2005

TABLE OF CONTENTS

PART I:  FINANCIAL INFORMATION
Item 1.  Financial Statements                                             1
Item 2.  Management's Discussion and Analysis or Plan of Operation        1
Item 3.  Controls and Procedures                                          2

PART II:  OTHER INFORMATION
Item 1.  Legal Proceedings                                                3
Item 2.  Changes in Securities                                            3
Item 3.  Defaults upon Senior Securities                                  3
Item 4.  Submission of Matters to a Vote of Security Holders              3
Item 5.  Other Information                                                3
Item 6.  Exhibits and Reports on Form 8-K                                 3

SIGNATURES                                                                4

INDEX TO FINANCIAL STATEMENTS                                            F-1

EXHIBIT INDEX                                                             5


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

     Results of operations for the three months ended March 31, 2005, are not necessarily indicative of the results of operations expected for the year ending December 31, 2005.

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

FINANCIAL RESULTS FOR THE QUARTER ENDED MARCH 31, 2005

     For the quarter ended March 31, 2005, the Company recorded a net loss of approximately $10,400 or less than $0.01 per share. Included in the financial results for the quarter ended March 31, 2005, were general and administrative expenses of approximately $10,900, and interest and other income of approximately $500.

     The Company does not expect to generate operating revenues or net income until such time as it effects a business combination with an operating company. However, in the event the Company does consummate a merger or an acquisition of an operating company, there can be no assurances that the combined operation will operate profitably.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 2005, the Company had cash and cash of approximately $533,200 and total liabilities of approximately $69,400. The Company's cash is primarily invested in money market accounts. The Company continues to anticipate that the primary uses of working capital will include general and administrative expenses and costs associated with seeking to locate and consummate a business combination. The Company believes that its operating funds will be sufficient for its cash expenses for at least the next twelve months.

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

ITEM 3. CONTROLS AND PROCEDURES

     As of March 31, 2005, the Company's President and Chief Executive Officer and its Acting Chief Financial Officer evaluated the Company's disclosure controls and procedures and they concluded that the Company maintains effective disclosure controls and procedures. There have been no significant changes in internal control over financial reporting that have materially affected, or are likely to materially affect, the Company's internal control over financial reporting subsequent to the Evaluation Date.

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

                                   ORTHODONTIX, INC.
                                   (Registrant)

Dated: May 11, 2005                    By: /s/ Glenn L. Halpryn
                                    ---------------------------------------
                                    Glenn L. Halpryn
                                    Chairman and President (Principal
                                      Executive Officer)

Dated: May 11, 2005                    By: /s/ Alan Jay Weisberg
                                    ---------------------------------------
                                    Alan Jay Weisberg
                                    Acting Chief Financial Officer
                                    (Principal Financial and
                                      Accounting Officer)

INDEX TO FINANCIAL STATEMENTS

                                                                        Pages

Balance Sheet as of March 31, 2005 (Unaudited)                           F-2

Statements of Operations
     for the Three Months Ended March 31, 2005 and 2004 (Unaudited)      F-3

Statements of Cash Flows
     for the Three Months Ended March 31, 2005 and 2004 (Unaudited)      F-4

Notes to Financial Statements (Unaudited)                                F-5

ORTHODONTIX, INC.
BALANCE SHEET

                                                                                 MARCH 31, 2005
                       ASSETS                                                     (UNAUDITED)
                                                                               ------------------
Current assets:
    Cash and cash equivalents                                                    $       533,190
    Prepaid expenses and other current assets                                             21,226
                                                                                 ---------------
      Total current assets                                                       $       554,416
                                                                                 ===============

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                             $         4,212
    Accrued liabilities                                                                   65,200
                                                                                 ---------------
      Total current liabilities                                                  $        69,412
                                                                                 ---------------

Stockholders' equity:
   Preferred stock, $.0001 par value, 100,000,000 shares
     authorized, no shares issued and outstanding                                $           -
   Common stock, $.0001 par value, 100,000,000 shares authorized,
     2,915,428 shares issued and outstanding                                                 292
   Additional paid-in capital                                                          4,232,821
   Accumulated deficit                                                               (3,748,109)
                                                                                ----------------
      Total stockholders' equity                                                 $       485,004
                                                                                 ---------------
      Total liabilities and stockholders' equity                                 $       554,416
                                                                                 ===============

See Accompanying Notes to Unaudited Financial Statements

ORTHODONTIX, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                                            THREE MONTHS ENDED
                                                                                  MARCH 31
                                                                      ----------------------------
                                                                            2005         2004
                                                                       ------------  ------------
General and administrative expenses                                      $   10,863    $   29,684
                                                                       ------------  ------------
       Total operating expenses                                              10,863        29,684
                                                                       ------------  ------------
       Loss from operations                                                 (10,863)      (29,684)
                                                                       ------------  ------------
Other income:
    Interest income                                                             505         2,991
                                                                       ------------  ------------
      Total other income                                                        505         2,991
                                                                       ------------  ------------
Net loss                                                                 $  (10,358)      (26,693)
                                                                       ============  ============

Net Loss per share -
   Basic and Diluted                                                     $    (0.00)   $    (0.01)
                                                                       ============  ============
Weighted average number of shares outstanding during the period -
   basic and diluted                                                      2,915,428     2,915,428
                                                                       ============  ============


See Accompanying Notes to Unaudited Financial Statements

ORTHODONTIX, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)


                                                                       THREE MONTHS ENDED
                                                                            MARCH 31,
                                                                   -------------------------
                                                                      2005            2004
                                                                   ---------       ----------
Cash flows from operating activities:
     Net loss                                                     $ (10,358)       $ (26,693)
     Adjustments to reconcile net loss to net cash used in
       operating activities:
       Changes in operating assets and liabilities                  (20,164)         (39,528)
                                                                   ---------       ----------
           Net cash used in operating activities                    (30,522)         (66,221)
                                                                  ----------       ----------

Net decrease in cash and cash equivalents                           (30,522)         (66,221)

Cash at beginning of period                                         563,712          179,479
                                                                  ----------       ----------
Cash at end of period                                             $ 533,190        $ 113,258
                                                                  ==========       ==========

Supplemental Disclosure of Cash Paid for:
     Interest                                                     $     -                -
                                                                  ==========       ==========
     Taxes                                                              -                -
                                                                  ==========       ==========

See Accompanying Notes to Unaudited Financial Statements

ORTHODONTIX, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2005
----------------------------------------

1.  BASIS OF PRESENTATION:

       The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position and results of operations.

       It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

       For further information, refer to the audited financial statements and footnotes of the Company for the year ended December 31, 2004 included in the Company's Form 10-KSB.

2.     NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A)    Nature of Operations

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

       The accompanying financial statements have been prepared on the basis which assumes that the Company will continue to operate as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has generated an accumulated deficit of approximately $3,748,109 at March 31, 2005 as a result of operations and the termination of its affiliation with the Founding Practices. The Company incurred net losses of approximately $10,358 and $26,693 for the three months ended March 31, 2005 and 2004, respectively. The Company also reflects net cash used in operations of $30,522 and $66,221 for the three months ended March 31, 2005 and 2004, respectively.

ORTHODONTIX, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2005
----------------------------------------

       The Company currently intends to effect a merger, acquisition or other business combination with an operating company utilizing any combination of its common stock, cash on hand or other funding sources that the Company believes are available. As of March 31, 2005, management has devoted substantially all of its time to identifying potential merger or acquisition candidates. There can be no assurances that management's efforts to consummate a merger, acquisition or business combination with an operating company or management's efforts to identify other funding sources will be successful. The Company anticipates that its current working capital is sufficient to fund its operating expenses at their current level for at least the next twelve months. Therefore, the going concern is mitigated.

(B)    Concentrations

       The Company maintains its cash in bank deposit accounts, which, at times, exceed federally insured limits. At March 31, 2005, the Company had deposits of $433,080 in excess of federally insured limits. The Company has not experienced any losses in such accounts through March 31, 2005.


(C)    Earnings Per Share

       In accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share", basic earnings per share is computed by dividing the net income (loss) less preferred dividends for the period by the weighted average number of shares outstanding. Diluted earnings per share is computed by dividing net income (loss) less preferred dividends by the weighted average number of shares outstanding including the effect of share equivalents. At March 31, 2005 and 2004, respectively, there were no common share equivalents, which could potentially dilute future earnings per unit.

(D)    Stock Options

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

       The Company had no stock options outstanding at March 31, 2005 and 2004, respectively. Therefore, there was no impact of fair value accounting rules on the Company's net loss and net loss per share--basic and diluted for the three months ended March 31, 2005 and 2004.

ORTHODONTIX, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2005
----------------------------------------

       Recent Accounting Pronouncements

       In December 2004, the FASB issued SFAS 123 (revised 2004) "Share-Based Payment". This Statement requires that the cost resulting from all share-based transactions be recorded in the financial statements. The Statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement in accounting for share-based payment transactions with employees. The Statement also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from non-employees in share-based payment transactions. The Statement replaces SFAS 123 "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25 "Accounting for Stock Issued to Employees". The provisions of this Statement will be effective for the Company beginning with its fiscal year ending 2005. The Company is currently evaluating the impact this new Standard will have on its financial position, results of operations or cash flows.

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

Dated:  May 11, 2005              By:   /s/ Glenn L. Halpryn
                                    ---------------------------------------
                                    Glenn L. Halpryn
                                    Chief Executive Officer

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

Dated:  May 11, 2005              By:   /s/ Alan Jay Weisberg
                                    ---------------------------------------
                                    Alan Jay Weisberg
                                    Acting Chief Financial Officer

                                                                Exhibit 32

CERTIFICATION PURSUANT TO RULE 13a-14(b) AND SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (SUBSECTIONS (a) AND (b) OF SECTION 1350, TITLE 18, UNITED STATES CODE)

     In connection with the Quarterly Report on Form 10-QSB of Orthodontix,Inc. for the period ended March 31, 2005, as filed with the Securities and Exchange Commission (the "Report"), we, Glenn L. Halpryn, Chief Executive Officer of Orthodontix, Inc., and Alan Jay Weisberg, Acting Chief Financial Officer of Orthodontix, Inc., hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Orthodontix, Inc.




Dated:  May 11, 2005              By:   /s/ Glenn L. Halpryn
                                    ---------------------------------------
                                    Glenn L. Halpryn
                                    Chief Executive Officer


Dated:  May 11, 2005              By:   /s/ Alan Jay Weisberg
                                    ---------------------------------------
                                    Alan Jay Weisberg
                                    Acting Chief Financial Officer
















A signed original of this written statement required by Section 906 has been provided to Orthodontix, Inc. and will be retained by Orthodontix, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.