Form 10-Q
period 2005-09-30
ORTHODONTIX INC
filed 2005-11-14
CIK 1006281

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                 Form 10-QSB

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended September 30, 2005

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

     On November 9, 2005, the number of shares of outstanding Common Stock of the issuer was 2,915,428.

     Transitional Small Business Disclosure Format (check one) Yes [] No [X ]
     Documents Incorporated by reference          None

                                ORTHODONTIX, INC.
                                  FORM 10-QSB
                           QUARTER ENDED September 30, 2005

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

     Results of operations for the nine months ended September 30, 2005, are not necessarily indicative of the results of operations expected for the year ending December 31, 2005.

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

FINANCIAL RESULTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005

     For the quarter ended September 30, 2005, the Company recorded a net loss of approximately $31,900 or $0.01 per share. Included in the financial results for the quarter ended September 30, 2005, were general and administrative expenses of approximately $35,900, and interest and other income of approximately $3,900.

     For the nine months ended September 30, 2005, the Company recorded a net loss of approximately $55,000 or $0.02 per share. Included in the financial results for the nine months ended September 30, 2005, were general and administrative expenses of approximately $67,200, and interest and other income of approximately $12,000.

     The Company does not expect to generate operating revenues or net income until such time as it effects a business combination with an operating company. However, in the event the Company does consummate a merger or an acquisition of an operating company, there can be no assurances that the combined operation will operate profitably.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 2005, the Company had cash and cash equivalents of approximately $493,800 and total liabilities of $62,000. The Company's cash is primarily invested in money market accounts. The Company continues to anticipate that the primary uses of working capital will include general and administrative expenses and costs associated with seeking to locate and consummate a business combination. The Company believes that its operating funds will be sufficient for its cash expenses for at least the next twelve months.

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

ITEM 3. CONTROLS AND PROCEDURES

     As of September 30, 2005, the Company's President and Chief Executive Officer and its Acting Chief Financial Officer evaluated the Company's disclosure controls and procedures and they concluded that the Company maintains effective disclosure controls and procedures. There have been no significant changes in internal control over financial reporting that have materially affected, or are likely to materially affect, the Company's internal control over financial reporting subsequent to the Evaluation Date.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        None.

ITEM 2. CHANGES IN SECURITIES

        None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        During the quarter ended September 30, 2005, no matters were submitted to a vote of security holders of the Company through the solicitation of proxies or otherwise.

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

         (b)      Reports on Form 8-K

                  The Form 8-K filed on September 30, 2005 is incorporated by reference as part of this report.

SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   ORTHODONTIX, INC.
                                   (Registrant)

Dated: November 10, 2005               By: /s/ Glenn L. Halpryn
                                    ---------------------------------------
                                    Glenn L. Halpryn
                                    Chairman and President (Principal
                                      Executive Officer)

Dated: November 10, 2005                By: /s/ Alan Jay Weisberg
                                    ---------------------------------------
                                    Alan Jay Weisberg
                                    Acting Chief Financial Officer
                                    (Principal Financial and
                                      Accounting Officer)

INDEX TO FINANCIAL STATEMENTS

                                                                        Pages

Balance Sheet as of September 30, 2005 (Unaudited)                       F-2

Statements of Operations for the Three and Nine Months
     Ended September 30, 2005 and 2004 (Unaudited)                       F-3

Statements of Cash Flows for the Nine Months Ended
     September 30, 2005 and 2004 (Unaudited)                             F-4

Notes to the Financial Statements (Unaudited)                            F-5

ORTHODONTIX, INC.
BALANCE SHEET

                                                                                           SEPTEMBER 30, 2005
                       ASSETS                                                                  (UNAUDITED)
                                                                                           ------------------
Current assets:
    Cash and cash equivalents                                                               $       493,789
    Prepaid expenses                                                                                  8,490
                                                                                            ---------------
      Total current assets                                                                  $       502,279
                                                                                            ===============

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accrued liabilities                                                                     $        62,000
                                                                                            ---------------
      Total current liabilities                                                             $        62,000
                                                                                            ---------------

Stockholders' equity:
   Preferred stock, $.0001 par value, 100,000,000 shares
     authorized, no shares issued and outstanding                                                       -
   Common stock, $.0001 par value, 100,000,000 shares authorized,
     2,915,428 shares issued and outstanding                                                            292
   Additional paid-in capital                                                                     4,232,821
   Accumulated deficit                                                                           (3,792,834)
                                                                                            ---------------
      Total stockholders' equity                                                                    440,279
                                                                                            ---------------
      Total liabilities and stockholders' equity                                            $       502,279
                                                                                            ===============

See accompanying notes to unaudited financial statements.

ORTHODONTIX, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                         THREE MONTHS ENDED         NINE MONTHS ENDED
                                                            SEPTEMBER 30,             SEPTEMBER 30,
                                                      -------------------------  -----------------------
                                                         2005         2004          2005         2004
                                                      ------------ ------------  ------------ ----------
Operating expenses
    General and administrative expenses               $   35,885   $   43,882    $   67,194   $  133,475
                                                     ------------ ------------  ------------ ------------
       Total operating expenses                       $   35,885       43,882        67,194      133,475
                                                     ------------ ------------  ------------ ------------
       Loss from operations                           $  (35,885)  $  (43,882)   $  (67,194)  $ (133,475)
                                                     ------------ ------------  ------------ ------------

Other income:
    Interest income                                        3,939          592         7,899        4,949
    Other income                                             -            -           4,214          -
                                                     ------------ ------------  ------------ ------------
      Total other income                              $    3,939   $      592    $   12,113   $    4,949
                                                     ------------ ------------  ------------ ------------
Net loss                                              $  (31,946)  $  (43,290)   $  (55,081)    (128,526)
                                                     ============ ============  ============ ============

Net loss per share - Basic and Diluted                $    (0.01)  $    (0.01)   $    (0.02)  $    (0.04)
                                                     ============ ============  ============ ============

Weighted average number of shares outstanding
 during the period - basic and diluted                 2,915,428    2,915,428     2,915,428    2,915,428
                                                     ============ ============  ============ ============


See accompanying notes to unaudited financial statements.

ORTHODONTIX, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)



                                                                         NINE MONTHS ENDED
                                                                           SEPTEMBER 30,
                                                                   -------------------------
                                                                      2005            2004
                                                                   ---------       ---------
Cash flows from operating activities:
     Net loss                                                      $ (55,081)      $(128,525)
     Adjustments to reconcile net loss to net cash used in
       operating activities:
       (Increase) Decrease in:
           Prepaids                                                   (6,367)            -
       Increase (Decrease) in:
           Accounts payable                                           (4,214)        (24,248)
           Accrued liabilities                                        (4,261)            -
                                                                   ---------       ---------
           Net cash used in operating activities                   $ (69,923)      $(152,773)
                                                                   ---------       ---------

Cash flows from investing activities:
     Redemption of investments                                     $     -         $ 552,359
                                                                   ---------       ---------
           Net cash provided by investing activities               $     -         $ 552,359
                                                                   ---------       ---------

Cash flows from financing activities:                              $     -         $     -
                                                                   ---------       ---------

Net increase (decrease) in cash and cash equivalents               $ (69,923)      $ 399,586

Cash at beginning of period                                        $ 563,712       $ 179,479
                                                                   ---------       ---------
Cash at end of period                                              $ 493,789       $ 579,065
                                                                   =========       =========

Supplemental disclosure of cash paid for:
    Interest                                                       $     -         $     -
                                                                   =========       =========
    Taxes                                                          $     -         $     -
                                                                   =========       =========

See accompanying notes to unaudited financial statements.

ORTHODONTIX, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
(UNAUDITED)


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

    The accompanying unaudited financial statements have been prepared on the basis which assumes that the Company will continue to operate as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has generated an accumulated deficit of $3,792,834 at September 30, 2005 as a result of operations and the termination of its affiliation with the Founding Practices. The Company incurred a net loss of $55,081 for the nine months ended September 30, 2005. The Company also reflects net cash used in operations of $69,923 for the nine months ended September 30, 2005.

ORTHODONTIX, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
(UNAUDITED)


    The Company currently intends to effect a merger, acquisition or other business combination with an operating company utilizing any combination of its common stock, cash on hand or other funding sources that the Company believes are available. As of September 30, 2005, management has devoted substantially all of its time to identifying potential merger or acquisition candidates. There can be no assurances that management's efforts to consummate a merger, acquisition or business combination with an operating company or management's efforts to identify other funding sources will be successful. The Company anticipates that its current working capital is sufficient to fund its operating expenses at their current level for at least the next twelve months. Therefore, the going concern is mitigated.

    B.  Concentrations

    The Company maintains its cash in bank deposit accounts, which, at times, exceed federally insured limits. At June 30, 2005, the Company had deposits of $382,394 in excess of federally insured limits. The Company has not experienced any losses in such accounts through September 30, 2005.

    C.  Earnings per Share

In accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share", basic earnings per share is computed by dividing the net income (loss) less preferred dividends for the period by the weighted average number of shares outstanding. Diluted earnings per share is computed by dividing net income (loss) less preferred dividends by the weighted average number of shares outstanding including the effect of share equivalents. At September 30, 2005 and 2004, respectively, there were no common share equivalents, which could potentially dilute future earnings per unit.

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

    The Company had no stock options outstanding at September 30, 2005 and 2004, respectively. Therefore, there was no impact of fair value accounting rules on the Company's net loss and net loss per share - basic and diluted for the nine months ended September 30, 2005 and 2004, respectively.

ORTHODONTIX, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
(UNAUDITED)


    E.  Recent Accounting Pronouncements

    In December 2004, the FASB issued SFAS 123 (revised 2004) "Share-Based Payment". This Statement requires that the cost resulting from all share-based transactions be recorded in the financial statements. The Statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement in accounting for share-based payment transactions with employees. The Statement also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from non-employees in share-based payment transactions. The Statement replaces SFAS 123 "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25 "Accounting for Stock Issued to Employees". The provisions of 123R will be effective for the Company beginning with fiscal year 2006. The Company is currently evaluating the impact this new Standard will have on its financial position, results of operations or cash flows.

     F.  Reclassifications

     Certain amounts in the year 2004 financial statements have been reclassified to conform to the year 2005 presentation.

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

Dated:  November 10, 2005              /s/ Glenn L. Halpryn
                                    ---------------------------------------
                                    Glenn L. Halpryn
                                    Chief Executive Officer

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

Dated:  November 10, 2005              /s/ Alan Jay Weisberg
                                    ---------------------------------------
                                    Alan Jay Weisberg
                                    Acting Chief Financial Officer

                                                                Exhibit 32

CERTIFICATION PURSUANT TO RULE 13a-14(b) AND SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (SUBSECTIONS (a) AND (b) OF SECTION 1350, TITLE 18, UNITED STATES CODE)

     In connection with the Quarterly Report on Form 10-QSB of Orthodontix, Inc. for the period ended September 30, 2005, as filed with the Securities and Exchange Commission (the "Report"), we, Glenn L. Halpryn, Chief Executive Officer of Orthodontix, Inc., and Alan Jay Weisberg, Acting Chief Financial Officer of Orthodontix, Inc., hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Orthodontix, Inc.




Dated:  November 10, 2005              /s/ Glenn L. Halpryn
                                    ---------------------------------------
                                    Glenn L. Halpryn
                                    Chief Executive Officer


Dated:  November 10, 2005              /s/ Alan Jay Weisberg
                                    ---------------------------------------
                                    Alan Jay Weisberg
                                    Acting Chief Financial Officer
















A signed original of this written statement required by Section 906 has been provided to Orthodontix, Inc. and will be retained by Orthodontix, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.