Form 10-K
period 2005-12-31
ORTHODONTIX INC
filed 2006-03-30
CIK 1006281

                                UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934
                                  For the Fiscal Year Ended December 31, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                For the transition period from _____ to _____

                                                Commission File No. 000-27836

                              ORTHODONTIX, INC.
-----------------------------------------------------------------------------
             (Name of small business issuer in its charter)

             FLORIDA                                     65-0643773
---------------------------------           ---------------------------------
(State or other jurisdiction of             (IRS Employer Identification No.)
incorporation or organization)

 1428 Brickell Avenue, Suite 105
      Miami, Florida                                      33131
----------------------------------------    ---------------------------------
(Address of principal executive offices)                (Zip Code)

Issuer's Telephone Number (305) 371-4112
                          ------------------------------

Securities registered under Section 12(b) of the Exchange Act: None.

      Title of each class           Name of each exchange on which registered

----------------------------        -----------------------------------------

Securities registered under Section 12(g) of the Exchange Act:

                 Common Stock, par value $.0001 per share
-----------------------------------------------------------------------------
                              (Title of class)

-----------------------------------------------------------------------------
                              (Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                               Yes [X] No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-
KSB or any amendment to this Form 10-KSB.                                 [X]

     Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act.                     Yes [X] No [ ]

     State issuer's revenues for its most recent fiscal year:  $0.

     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Company based on the average of the bid and asked price of $3.695 of such Common Stock, as of March 27, 2006, is $9,167,764.

     As of March 27, 2006, the Company had a total of 5,830,856 shares of Common Stock, par value $.0001 per share, outstanding.

                 DOCUMENTS INCORPORATED BY REFERENCE:  None.

                              ORTHODONTIX, INC.
                                FORM 10-KSB
                     FISCAL YEAR ENDED DECEMBER 31, 2005

TABLE OF CONTENTS                                               Page
                                                                ----
PART I                                                           -1-
   Item 1.     Description of Business                           -1-

   Item 2.     Description of Property                           -2-

   Item 3.     Legal Proceedings                                 -2-

   Item 4.     Submission of Matters to a Vote
               of Security Holders                               -2-

PART II                                                          -2-
   Item 5.     Market for Common Equity and Related Stockholder
               Matters                                           -2-

   Item 6.     Management's Discussion and Analysis or Plan of
               Operation                                         -3-

   Item 7.     Financial Statements                              -4-

   Item 8.     Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure               -5-

   Item 8A.    Controls and Procedures                           -6-

   Item 8B     Other Information                                 -6-

PART III                                                         -6-
   Item 9.     Directors, Executive Officers, Promoters and
               Control Persons; Compliance With Section 16(a)
               of the Exchange Act                               -6-

   Item 10.    Executive Compensation                            -8-

   Item 11.    Security Ownership of Certain Beneficial Owners
               And Management and Related Stockholder Matters    -9-

   Item 12.    Certain Relationships and Related Transactions   -11-

   Item 13.    Exhibits                                         -11-

   Item 14.    Principal Accountant Fees and Services           -11-

SIGNATURES                                                      -13-

EXHIBIT INDEX                                                   -14-

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

ITEM 3. LEGAL PROCEEDINGS

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of the year ended December 31, 2005, no matters were submitted to a vote of security holders of the Company.

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

OTC Bulletin Board                          Low Bid          High Bid
----------------------------------        -------------    ------------
2005
   First Quarter                              $.16             $ .20
   Second Quarter                             $.16             $ .20
   Third Quarter                              $.11             $ .21
   Fourth Quarter                             $.20             $5.50

2004
   First Quarter                              $.20             $ .20
   Second Quarter                             $.20             $ .30
   Third Quarter                              $.20             $ .30
   Fourth Quarter                             $.20             $ .20

     The Company has approximately 57 stockholders of record as of March 27, 2006, inclusive of those brokerage firms and/or clearinghouses holding the Company's shares of Common Stock for their clientele (with each such brokerage house and/or clearinghouse being considered as one holder).

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

FINANCIAL RESULTS FOR THE YEARS ENDED DECEMBER 31, 2005 AND DECEMBER 31,
2004.

     REVENUES. The Company ceased providing orthodontics practice management services to the Practices as of November 1999. No management service fee revenue or other operating revenue was recorded by the Company during the years ended December 31, 2005 and 2004. The Company does not expect to generate operating revenue until such time as the Company consummates a business combination with an operating company.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were approximately $93,300 and $165,600 for the years ended December 31, 2005 and 2004, respectively. During 2004 and 2005, such expenses consisted primarily of insurance, and legal and accounting costs.

     The Company anticipates that its general and administrative expenses will remain low until such time as the Company effects a merger or other business combination with an operating company.

     INTEREST INCOME. Interest income of approximately $14,200 and $5,500 for the years ended December 31, 2005 and 2004, respectively, represents interest earned on excess cash balances invested primarily in short-term money market accounts. The increase in interest income for year 2005 is primarily attributable to higher market rates of interest combined with the Company's having more cash invested at year end.

     NET LOSS. For the years ended December 31, 2005 and 2004, the Company recorded a net loss of approximately $75,000 and $160,000, respectively, or $0.02 and $0.05 per share, respectively.

     The Company does not expect to generate net income, if at all, until such time as it effects a business combination with an operating company. However, in the event that the Company does consummate a merger or an acquisition of an operating company, there can be no assurances that the combined operation will operate profitably.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 2005, the Company had cash and cash equivalents of approximately $985,000, no investments, and total liabilities of approximately $73,000. The Company's cash is currently invested in money market accounts and certificates of deposit. The Company continues to anticipate that the primary uses of working capital will include general and administrative expenses and costs associated with seeking to locate and consummate a business combination. The Company believes that its operating funds will be sufficient for its cash expenses for at least the next twelve months. At December 31, 2005, the Company had no ongoing contractual commitments or off-balance sheet arrangements.

PLAN OF OPERATION

     Management of the Company intends to continue devoting substantially all of its time to identifying merger or acquisition candidates, targeting established businesses in selected industries, including business services, health care, manufacturing, distribution, aviation, pharmaceutical and banking. In the event that the Company locates an acceptable operating business, the Company intends to effect the transaction by using a combination of its Common Stock, cash on hand, or other funding sources that the Company reasonably believes are available. However, there can be no assurances that the Company will be able to consummate a merger or acquisition of an operating business on terms favorable to the Company, or that other funding sources will be available.

ITEM 7. FINANCIAL STATEMENTS

     The financial statements included herein, commencing at page F-1, have been prepared in accordance with the requirements of Regulation S-B.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On November 12, 2004, PricewaterhouseCoopers LLP ("PwC") resigned as the Independent Registered Public Accounting firm for Orthodontix, Inc. (the "Company").

     Except as disclosed in the next sentence of this paragraph, the reports of PwC on the Company's financial statements for the year ended December 31, 2003 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle. As discussed in Note 1 to the Company's financial statements as of and for the year ended December 31, 2003, the Company terminated its affiliation with all of its founding practices and intends to effect a merger, acquisition or other business combination with an operating company utilizing any combination of its common stock, cash on hand or other funding sources.

     During the year ended December 31, 2003, and through November 12, 2004, there were no disagreements with PwC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of PwC, would have caused PwC to make reference thereto in their reports on the financial statements for such years.

     During the year ended December 31, 2003, and through November 12, 2004, there were no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K).

     The Company engaged Salberg & Co. on February 2, 2005. The Company's Board of Directors approved the decision to retain Salberg & Co. The Company authorized PwC to respond fully to the inquiries of Salberg & Co.

     On September 29, 2005, the Company dismissed Salberg & Company, P.A. and engaged Sherb and Company, LLP as the Company's principal accountant to audit the Company's financial statements.

     The reports of Salberg & Company, P.A. for the fiscal year ended December 31, 2004 did not contain an adverse opinion or disclaimer of opinion and were not modified as to uncertainty, audit scope, or accounting principles.

     The Company's Board of Directors approved the decision to change accountants.

     There were no disagreements with Salberg & Company, P.A. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Salberg & Company, P.A. would have caused Salberg & Company, P.A. to make reference to the subject matter of the disagreement in connection with its report.

ITEM 8A. CONTROLS AND PROCEDURES

     The Company's management concluded an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2005. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective as of December 31, 2005.

     In addition, the Chief Executive Officer and Chief Financial Officer have determined that there have been no changes in the Company's internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

     All information required to be disclosed on Form 8-K during the fourth quarter of 2005 was disclosed in the Form 8-K filed on December 6, 2005.

                                 PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

     The current directors and executive officers of the Company are as follows:

NAME                      AGE       POSITION
----                      ---       --------
Glenn L. Halpryn           45       Chairman of the Board of
                                    Directors, Chief Executive
                                    Officer, President and
                                    Secretary

Alan Jay Weisberg          60       Acting Chief Financial and
                                    Accounting Officer, Director

Noah M. Silver             47       Director

     Glenn L. Halpryn has been the Company's Chief Executive Officer since May 2001 and Chairman of the Board of Directors, President and Secretary of the Company since April 2001. Mr. Halpryn has been a member of the Board of Directors since its inception and served a previous term as President of the Company from its inception through the closing of the Merger. Mr. Halpryn is also Chief Executive Officer and a director of Transworld Investment Corporation ("TIC"), serving in such capacity since June 2001. From 1984 to

June 2001, Mr. Halpryn served as Vice President/Treasurer of TIC. From 1999, Mr. Halpryn also served as Vice President of Ivenco, Inc. ("Ivenco") until Ivenco's merger into TIC in June 2001. In addition, since 1984, Mr. Halpryn has been engaged in real estate investment and development activities, including the management, finance and leasing of commercial real estate.
From April 1988 through June 1998, Mr. Halpryn was Vice Chairman of Central Bank, a Florida state-chartered bank. Since June 1987, Mr. Halpryn has been the President of and beneficial holder of stock of United Security Corporation ("United Security"), a broker-dealer registered with the NASD. From June 1992 through May 1994, Mr. Halpryn served as the Vice President, Secretary-Treasurer of Frost Hanna Halpryn Capital Group, Inc., a "blank check" company whose business combination was effected in May 1994 with Sterling Healthcare Group, Inc. From June 1995 through October 1996, Mr. Halpryn served as a member of the Board of Directors of Sterling Healthcare Group, Inc. Since October 2002, Mr. Halpryn has been a director of Ivax Diagnostics, Inc., a publicly held corporation, and is a member of its audit committee.

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

COMPLIANCE WITH SECTION 16(a)

     To the Company's knowledge, based solely upon the Company's review of Forms 3, 4 and 5 furnished to the Company, for the year ended December 31, 2005, no person who was a director, officer or beneficial owner of more than ten percent of the Company's outstanding Common Stock or any other person subject to Section 16 of the Securities Exchange Act of 1934 (the "Exchange Act") failed to file on a timely basis, reports required by Section 16(a) of the Exchange Act.

CODE OF ETHICS

     The Company adopted a code of ethics that applies to all officers, directors and employees of the Company. Any person may obtain a copy of the code of ethics at no charge from the Company by writing to the Company at 1428 Brickell Avenue, Suite 105, Miami, Florida 33131.

ITEM 10. EXECUTIVE COMPENSATION

DIRECTOR COMPENSATION

     During the year ended December 31, 2005, each director of the Company (employee and non-employee directors alike) received $400 for each Board meeting attended as well as reimbursement for any reasonable business expenses incurred by the director in connection with his activities on behalf of the Company. During 2005, the Company held one meeting of the Board of Directors. In addition, directors are entitled to receive stock options under the 1997 Orthodontix, Inc. Stock Option Plan. No such stock options were granted to directors during the year ended December 31, 2005.

EXECUTIVE COMPENSATION

     No executive officer of the Company was compensated more than $100,000 during the year ended December 31, 2005. The following table sets forth all the compensation earned by Glenn L. Halpryn, who has been the Company's Chief Executive Officer since May 2001.

SUMMARY COMPENSATION TABLE
                      Annual Compensation               Long Term Compensation Awards
                    -----------------------     -------------------------------------------
Name and                                                           Securities
Principal                                       Other Annual       Underlying     All Other
Position            Year     Salary   Bonus     Compensation       Options        Compensation
----------------------------------------------------------------------------------------------
Glenn Halpryn,      2005   $     0   $ 0       $  0                    0             $400
Chief Executive     2004   $41,700   $ 0       $  0                    0             $900
Officer(1)           2003   $50,000   $ 0       $  0                    0             $300

    (1) In October 2004, Mr. Halpryn waived his salary for the balance of 2004. During 2005 Mr. Halpryn received no salary from the Company.

STOCK OPTION GRANTS IN 2005

     No options to purchase shares of the Company's Common Stock were granted to any executive officer during the year ended December 31, 2005. The following table sets forth certain summary information concerning grants of options to purchase shares of the Company's Common Stock during the year ended December 31, 2005:

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

STOCK OPTION EXERCISES IN 2005
AND YEAR-END OPTION VALUES

     No options to purchase shares of the Common Stock of the Company were exercised by any executive officer of the Company during the year ended December 31, 2005 and at December 31, 2005, there were no unexercised options to purchase the Company's Common Stock held by any executive officer of the Company. The following table sets forth certain summary information concerning exercised and unexercised options to purchase shares of the Company's Common Stock as of December 31, 2005:


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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table sets forth information known to the Company with respect to the beneficial ownership of its Common Stock as of March 27, 2006 by (i) each stockholder known by the Company to own beneficially more than 5% of the outstanding Common Stock, (ii) each named executive officer of the Company, (iii) each director of the Company, and (iv) all directors and executive officers as a group. As of March 27, 2006, there were 5,830,856 shares of Common Stock outstanding.

PRINCIPAL SHAREHOLDERS

Name and Address               Shares of Common Stock      Percent
of Beneficial Owner            Beneficially Owned(1)        Owned
------------------------------------------------------------------
Phillip Frost, M.D.                   2,965,428(2)          51.0%
4400 Biscayne Blvd.
Miami, FL 33137

Stephen Grussmark                       450,000(3)          7.7%
7400 North Kendall Drive Suite 704
Miami, FL  33156

Glenn L. Halpryn                        380,100            6.5%
1428 Brickell Avenue, Suite 105
Miami, FL  33131

Alan Jay Weisberg                         4,201            0.07%
1428 Brickell Avenue, Suite 105
Miami, FL  33131

Noah Silver                                   0            0%
1428 Brickell Avenue, Suite 105
Miami, FL  33131

All Officers and                        384,301            6.6%
Directors as a Group(2)

Total Shares Outstanding
as of March 27, 2006                  5,830,856

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Common Stock subject to options or warrants held by that person that are currently exercisable or will become exercisable within 60 days after March 27, 2006 are deemed outstanding, while such shares are not deemed outstanding for purposes of computing percentage ownership of any other person. Unless otherwise indicated in the footnotes below, the persons and entities named in the table have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws where applicable.

(2) Represents shares of Common Stock held by Frost Gamma Investments Trust, of which Frost Gamma Limited Partnership is the sole and exclusive beneficiary. Dr. Phillip Frost is the sole limited partner of Frost Gamma, L.P. The general partner of Frost Gamma, L.P. is Frost Gamma, Inc. and the sole shareholder of Frost Gamma, Inc. is Frost-Nevada Corporation. Dr. Frost is also the sole shareholder of Frost-Nevada Corporation.




(3) Represents shares of Common Stock held in various trusts for which either Dr. Grussmark or his wife is the sole trustee and the beneficiaries of which are Dr. Grussmark, his wife or his children.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Alan Jay Weisberg, CPA, the Company's Acting Chief Financial Officer since September 1999 and a member of the Company's Board of Directors and Treasurer since April 2001, is a shareholder of Weisberg Brause, which firm was paid $5,800 and $4,850 during the years ended December 31, 2005 and 2004, respectively.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

     Sherb and Company, LLP billed the Company $3,500 for review of financial statements included in the Company's Form 10-QSB for the quarter ended September 30, 2005 and expects to bill the Company $8,500 for the audit of the Company's annual financial statements for the year ended December 31, 2005. Salberg & Co., P.A., the former Independent Registered Public Accounting Firm for the Company, billed the Company $8,600 in 2005 for the audit of the Company's annual financial statements for the year ended December 31, 2004 and $7,000 for review of financial statements included in the Company's Forms 10-QSB for the quarters ended March 31 and June 30, 2005. PricewaterhouseCoopers LLP, the principal accountant for the Company during 2004, billed the Company $27,800 in 2004, for professional services rendered for the audit of the Company's annual financial statements and review of financial statements included in the Company's Forms 10-QSB.

AUDIT-RELATED FEES

     The Company paid no fees to its principal accountant except the audit fees reported above for 2004 and 2005.

TAX FEES

     The Company paid no fees to its principal accountant for tax compliance, tax advice or tax planning during the past two fiscal years. The Company paid $1,235 in 2005 and $1,235 in 2004 to another accounting firm that prepared the Company's tax returns.

ALL OTHER FEES

     The Company paid only the audit fees reported above to its principal accountant during 2004 and 2005.

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

By: /s/ Glenn Halpryn
    ----------------------
    Glenn Halpryn, Chief Executive Officer

March 29, 2006

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

By: /s/ Glenn Halpryn
    ----------------------
    Glenn Halpryn, Chairman of the Board,
       Chief Executive Officer, President, Secretary

March 29, 2006


By: /s/ Alan Jay Weisberg
    ----------------------
    Alan Jay Weisberg, Acting Chief Financial
       and Accounting Officer, Director

March 29, 2006


By: /s/ Noah Silver
    ----------------------
    Noah Silver, Director

March 29, 2006

INDEX TO FINANCIAL STATEMENTS


                                                                        Pages

Report of Independent Registered Public Accounting
   Firm                                                                  F-2

Report of Former Independent Registered Public
   Accounting Firm                                                       F-3

Balance Sheet                                                            F-4

Statements of Operations                                                 F-5

Statements of Changes in Stockholders' Equity                            F-6

Statements of Cash Flows                                                 F-7

Notes to Financial Statements                                     F-8 - F-13


           Report of Independent Registered Public Accounting Firm


To the Board of Directors
of Orthodontix, Inc.

We have audited the accompanying balance sheet of Orthodontix, Inc. as of December 31, 2005 and the related statements of operations, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Orthodontix, Inc. as of December 31, 2004, were audited by other auditors whose report dated March 16, 2005, expressed an unqualified opinion on those statements.

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

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Orthodontix, Inc. as of December 31, 2005, and the results of their operations, changes in stockholders' equity and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.



Sherb and Co., LLP
Boca Raton, Florida
January 30, 2006

           Report of Independent Registered Public Accounting Firm


To the Board of Directors
of Orthodontix, Inc.

We have audited the accompanying statements of operations, changes in stockholders' equity and cash flows of Orthodontix, Inc. for the year ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly in all material respects, the results of operations, changes in stockholders' equity and cash flows of Orthodontix, Inc. for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.



SALBERG & COMPANY, P.A.
Boca Raton, Florida
March 16, 2005

ORTHODONTIX, INC.
BALANCE SHEET
December 31, 2005
------------------------------------------

                                                                             2005
                                        Assets
Current assets:
   Cash and cash equivalents                                            $    985,238
   Prepaid expenses                                                            2,123
                                                                        ------------
     Total current assets                                                    987,361
                                                                        ============

                            Liabilities and Stockholders' Equity
Current liabilities:
   Accrued liabilities                                                        72,930
                                                                        ------------
     Total current liabilities                                                72,930
                                                                        ------------


Stockholders' equity:
   Preferred stock, $.0001 par value, 100,000,000 shares
     authorized, no shares issued and outstanding                                -
   Common stock, $.0001 par value, 100,000,000 shares
     authorized, 5,830,856 shares issued and outstanding                         583
   Additional paid-in capital                                              4,726,530
   Accumulated deficit                                                    (3,812,682)
                                                                        ------------
     Total stockholders' equity                                              914,431
                                                                        ------------
     Total liabilities and stockholders' equity                          $   987,361
                                                                        ============



See Accompanying Notes to Financial Statements.

ORTHODONTIX, INC.
Statements of Operations
For the years ended December 31, 2005 and 2004
----------------------------------------------

                                                                             For the years ended December 31,
                                                                            2005                          2004
Operating Expenses:
General and administrative expenses                                     $      93,295              $     165,582
                                                                         ------------               ------------
     Total operating expenses                                                  93,295                    165,582
                                                                         ------------               ------------
     Loss from Operations                                                     (93,295)                  (165,582)
                                                                         ------------               ------------

Other income:
   Interest income                                                             14,150                      5,512
   Other income                                                                 4,214                        -
                                                                         ------------               ------------
     Total other income                                                        18,364                      5,512
                                                                         ------------               ------------
Net loss                                                                  $   (74,931)               $  (160,070)
                                                                         ============               ============

Net Loss per share--Basic and Diluted                                   $       (0.02)              $      (0.05)
                                                                         ============               ============


Weighted average number of shares outstanding
   during the year--basic and diluted                                       3,163,040                  2,915,428
                                                                         ============               ============

See Accompanying Notes to Financial Statements.

ORTHODONTIX, INC.
Statements of Changes in Stockholders' Equity
For the years ended December 31, 2005 and 2004
-----------------------------------------------

                                                                           Additional
                                                        Common Stock        Paid-In    Accumulated
                                                     Shares      Amount     Capital      Deficit        Total
                                                   ---------  ----------  ----------- ------------   ----------

Balance, December 31, 2003                         2,915,428  $     292   $ 4,232,821 $(3,577,681)   $ 655,432

Net loss, 2004                                           -          -             -      (160,070)    (160,070)
                                                   ---------  ----------  ----------- ------------   ----------

Balance, December 31, 2004                         2,915,428        292     4,232,821  (3,737,751)     495,362

Stock issued for cash                              2,915,428        291       493,709         -        494,000

Net loss, 2005                                           -          -             -       (74,931)     (74,931)
                                                   ---------  ----------  ----------- ------------   ----------

Balance, December 31, 2005                         5,830,856  $     583   $ 4,726,530 $(3,812,682)   $ 914,431
                                                   =========  ==========  =========== ============   ==========


See Accompanying Notes to Financial Statements.

ORTHODONTIX, INC.
Statements of Cash Flows
For the years ended December 31, 2005 and 2004
-----------------------------------------------

                                                      For the years ended December 31,
                                                           2005               2004
                                                      -------------       ------------
Cash flows from operating activities:
   Net loss                                           $   (74,931)        $  (160,070)
   Adjustments to reconcile net loss to net cash used
    in operating activities:
    Changes in operating assets and liabilities:
      Prepaid expenses and other current assets                 1                 294
      Accounts payable and accrued liabilities              2,455              (8,349)
                                                      -------------       ------------

        Net cash used in operating activities             (72,475)           (168,125)
                                                      -------------       ------------

Cash flows from investing activities:
   Redemption of Certificate of Deposit                       -               552,359
                                                      -------------       ------------

        Net cash provided by investing activities             -               552,359
                                                     -------------       ------------

Cash Flows from Financing Activities:
   Proceeds from issuance of common stock                 494,000                 -
                                                      -------------       ------------

       Net cash Provided by Financing Activities          494,000                 -
                                                      -------------       ------------

Net increase in cash and cash equivalents             $   421,525         $   384,234

Cash at beginning of year                                 563,713             179,479
                                                     -------------       ------------
Cash at end of year                                   $   985,238         $   563,713
                                                     =============       ============

Supplemental Disclosure of Cash Flow Information

Cash paid for:
   Income taxes                                       $       -           $       -
                                                     =============       ============
   Interest                                           $       -           $       -
                                                     =============       ============


See Accompanying Notes to Financial Statements.

ORTHODONTIX, INC.
Notes to Financial Statements
December 31, 2005
------------------------------------------

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

       The accompanying financial statements have been prepared on the basis which assumes that the Company will continue to operate as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has generated an accumulated deficit of approximately $3.8 million at December 31, 2005 as a result of operations and the termination of its affiliation with the Founding Practices. The Company incurred net losses of approximately $75,000 and $160,000 for the years ended December 31, 2005 and 2004, respectively. The Company also reflects net cash used in operations of $72,475 and $168,125 for the years ended December 31, 2005 and 2004, respectively.

       The Company currently intends to effect a merger, acquisition or other business combination with an operating company utilizing any combination of its common stock, cash on hand or other funding sources that the Company believes are available. During the year ended December 31, 2005, management has devoted substantially all of its time to identifying potential merger or acquisition candidates. There can be no assurances that management's efforts to consummate a merger, acquisition or business combination with an operating company or management's efforts to identify other funding sources will be successful. The Company anticipates that its current working capital is sufficient to fund its operating expenses at their current level for at least the next twelve months.

ORTHODONTIX, INC.
Notes to Financial Statements
December 31, 2005
------------------------------------------

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

       Significant estimates during 2005 and 2004 include a 100% valuation allowance for deferred tax assets.

       Cash and Cash Equivalents

       For the purpose of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. In 2005, the Company purchased certificates of deposits, using funds from a money market account, and proceeds from sale of common stock. (See Notes 5 and 6)

       For the years ended December 31, 2005 and 2004, the Company recognized interest income on these certificates of deposit totaling $14,150 and $5,512, respectively.

       During 2004 the Company redeemed a certificate of deposit with the proceeds being transferred into a money market account.

       Concentrations

       The Company maintains its cash in bank deposit accounts, which, at times, exceed federally insured limits. As of December 31, 2005, the Company had deposits of $772,646 in excess of federally insured limits. The Company has not experienced any losses in such accounts through December 31, 2005.

       Income Taxes

       The Company accounts for income taxes under the Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period, which includes the enactment date.

ORTHODONTIX, INC.
Notes to Financial Statements
December 31, 2005
------------------------------------------

       Earnings Per Share

       In accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share", basic earnings per share is computed by dividing the net income (loss) less preferred dividends for the period by the weighted average number of shares outstanding. Diluted earnings per share is computed by dividing net income (loss) less preferred dividends by the weighted average number of shares outstanding including the effect of share equivalents. At December 31, 2005 and 2004, there were no common share equivalents, which could potentially dilute future earnings per share.

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

       The Company had no stock options outstanding during the years ended December 31, 2005 and 2004. Therefore, there was no impact of fair value accounting rules on the Company's net loss and net loss per share--basic and diluted for the years ended December 31, 2005 and 2004.

       Fair Value of Financial Instruments

       Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosures of information about the fair value of certain financial instruments for which it is practicable to estimate the value. For purpose of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation

       The carrying amounts of the Company's short-term financial instruments, including prepaids and accrued liabilities approximate fair value due to the relatively short period to maturity for these instruments.

       New Accounting Pronouncements

       In December 2004, the FASB issued SFAS 153 "Exchanges of Non-monetary Assets"--an amendment of APB Opinion No. 29. This Statement amended APB Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of this

ORTHODONTIX, INC.
Notes to Financial Statements
December 31, 2005
------------------------------------------

standard is not expected to have any material impact on the Company's financial position, results of operations or cash flows.

       In December 2004, the FASB issued SFAS 123 (revised 2004) "Share-Based Payment" ("SFAS No. 123R"). This Statement requires that the cost resulting from all share-based transactions be recorded in the financial statements. The Statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement in accounting for share-based payment transactions with employees. The Statement also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from non-employees in share-based payment transactions. The Statement replaces SFAS 123 "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25 "Accounting for Stock Issued to Employees".
The provisions of this Statement will be effective for the Company beginning with its fiscal year ending 2005. The Company has adopted the provisions of SFAS No. 123R effective January 1, 2006.

3.     Income Taxes

       There was no income tax expense for the years ended December 31, 2005 and 2004 due to the Company's net losses.

       The Company's tax expense differs from the "expected" tax expense for the years ended December 31, 2005 and 2004, (computed by applying the Federal Corporate tax rate of 34% to loss before taxes and 5.5% for State Corporate taxes, the blended rate used was 37.63%), as follows:

                                        2005              2004
Computed "expected" tax expense
   (benefit)--Federal             $  (24,075)         $ (51,430)
Computed "expected" tax expense
    (benefit)--State                  (4,122)            (8,804)
Change in valuation allowance         28,197             60,234
                                   -----------        -----------
   Total                           $      -             $    -
                                   ===========        ===========

ORTHODONTIX, INC.
Notes to Financial Statements
December 31, 2005
------------------------------------------

       The effects of temporary differences that gave rise to significant portions of deferred tax assets at December 31, 2005 are as follows:

Deferred tax assets:

   Net operating loss carryforward  (1,088,358)
                                    -----------
   Total gross deferred tax assets  $1,088,358
   Less valuation allowance         (1,088,358)
                                    -----------
   Net deferred tax assets          $      -
                                    ===========

       The Company has a net operating loss carryforward of approximately $2,892,000 available to offset future taxable income expiring 2025.

       The valuation allowance at December 31, 2004 was $1,065,251. The net change in valuation allowance during the year ended December 31, 2005 was an increase of $23,107.

       There was an additional $5,090 not included as part of the valuation allowance as it represented the reversal of a current period temporary difference.

       Usage of the net operating losses may be limited under Internal Revenue code section 382 due to any changes in ownership.

4.     Stock Option Plan

       The Company adopted a stock option plan (the "Option Plan") that provides for granting up to 500,000 shares of common stock by November 2007. The Option Plan provides for the issuance of incentive stock options and non-qualified stock options. Under the Option Plan, options may be granted at not less than the fair market value of the stock on the date of the grant. The term of each option generally may not exceed ten years.

       There were no options outstanding at December 31, 2005 and 2004.

5.     Stockholders' Equity

       On November 30, 2005, the Company sold 2,915,428 shares of common stock to an existing shareholder for $494,000. As a result of the sale, majority control of the Company was obtained by a previously unrelated third party. All funds were deposited into an interest bearing certificate of deposit. (See Note 6)

ORTHODONTIX, INC.
Notes to Financial Statements
December 31, 2005
------------------------------------------

6.     Related Party Transactions

       On November 30, 2005, the Company sold 2,915,428 share of common stock to an existing shareholder for $494,000. (See Note 5)

       During the years ended December 31, 2005 and 2004, the Company paid accounting fees and directors fees to its CFO. Additionally, salary and directors fees were paid to the Company's President and CEO. The following is a summary of these payments.


                                              2005             2004
   Accounting Fees--CFO                  $   5,800       $    4,850
   Salary--President and CEO                   -             41,667
   Directors Fees--President and CEO           400              900
   Directors Fees--CFO                         400            1,400

       All amounts paid in 2005 and 2004, respectively, were charged to the statement of operations. At December 31, 2005, there are no outstanding amounts due.

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


Dated:  March 29, 2006           By:   /s/ Glenn L. Halpryn
                                    ---------------------------------------
                                    Glenn L. Halpryn
                                    Chief Executive Officer

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


Dated:  March 29, 2006           By:   /s/ Alan Jay Weisberg
                                    ---------------------------------------
                                    Alan Jay Weisberg
                                    Acting Chief Financial Officer

                                                                Exhibit 32
CERTIFICATION PURSUANT TO RULE 13a-14(b) AND SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (SUBSECTIONS (a) AND (b) OF SECTION 1350, TITLE 18, UNITED STATES CODE)

     In connection with the Annual Report on Form 10-KSB of Orthodontix, Inc. for the period ended December 31, 2005 as filed with the Securities and Exchange Commission (the "Report"), we, Glenn L. Halpryn, Chief Executive Officer of Orthodontix, Inc., and Alan Jay Weisberg, Acting Chief Financial Officer of Orthodontix, Inc., hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Orthodontix, Inc.




Dated:  March 29, 2006         By:   /s/ Glenn L. Halpryn
                                    ---------------------------------------
                                    Glenn L. Halpryn
                                    Chief Executive Officer


Dated:  March 29, 2006         By:   /s/ Alan Jay Weisberg
                                    ---------------------------------------
                                    Alan Jay Weisberg
                                    Acting Chief Financial Officer