Form 10-Q
period 2006-03-31
ORTHODONTIX INC
filed 2006-05-11
CIK 1006281

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                 Form 10-QSB

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

                              For the Quarterly Period Ended March 31, 2006
                                                            ---------------
[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                      For the transition period from ________ to __________

                      Commission File No.             000-27836
                                         -----------------------------------

                                 ORTHODONTIX, INC.
---------------------------------------------------------------------------
           (Exact name of small business issuer as specified in its
                                     charter)

                Florida                                  65-0643773
---------------------------------------------------------------------------
     (State or other jurisdiction of                  (IRS Employer
      incorporation or organization)               Identification No.)

                         1428 Brickell Avenue, Suite 105
                               Miami, Florida 33131
---------------------------------------------------------------------------
                   (Address of principal executive offices)

                                  (305) 371-4112
---------------------------------------------------------------------------
                           (Issuer's Telephone Number)

---------------------------------------------------------------------------
               (Former name, former address and former fiscal year,
                           if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                                                Yes [X] No []

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act).                             Yes [X] No []

     On May 9, 2006, the number of shares of outstanding Common Stock of the issuer was 5,830,856.

     Transitional Small Business Disclosure Format (check one)  Yes [] No [X]

                                ORTHODONTIX, INC.
                                  FORM 10-QSB
                           QUARTER ENDED March 31, 2006

TABLE OF CONTENTS

PART I:  FINANCIAL INFORMATION
Item 1.  Financial Statements                                             1
Item 2.  Management's Discussion and Analysis or Plan of Operation        1
Item 3.  Controls and Procedures                                          2

PART II: OTHER INFORMATION
Item 1.  Legal Proceedings                                                3
Item 2.  Changes in Securities                                            3
Item 3.  Defaults upon Senior Securities                                  3
Item 4.  Submission of Matters to a Vote of Security Holders              3
Item 5.  Other Information                                                3
ITEM 6.  Exhibits                                                         3

SIGNATURES                                                                4

INDEX TO FINANCIAL STATEMENTS                                           F-1

EXHIBIT INDEX                                                            12


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

     Results of operations for the three months ended March 31, 2006, are not necessarily indicative of the results of operations expected for the year ending December 31, 2006.

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

FINANCIAL RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

     For the quarter ended March 31, 2006, the Company recorded a net loss of approximately $11,200 or less than $0.01 per share. Included in the financial results for the quarter ended March 31, 2006, were general and administrative expenses of approximately $21,100, and interest income of approximately $9,900.

     For the three months ended March 31, 2005, the Company recorded a net loss of approximately $10,400 or less than $0.01 per share. Included in the financial results for the three months ended March 31, 2005, were general and administrative expenses of approximately $10,900, and interest income of approximately $500.

     The Company does not expect to generate operating revenues or net income until such time as it effects a business combination with an operating company. However, in the event the Company does consummate a merger or an acquisition of an operating company, there can be no assurances that the combined operation will operate profitably.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 2006, the Company had cash and cash equivalents of approximately $931,700 and total liabilities of $58,100. The Company's cash is primarily invested in certificates of deposit. The Company continues to anticipate that the primary uses of working capital will include general and administrative expenses and costs associated with seeking to locate and consummate a business combination. The Company believes that its operating funds will be sufficient for its cash expenses for at least the next twelve months.

PLAN OF OPERATION

     Management of the Company intends to continue devoting substantially all of its time to consummating a merger or acquisition with an operating business and has evaluated numerous companies and other business combinations. The Company has focused its efforts on businesses operating in selected industries including aircraft maintenance and related service companies, health care, pharmaceutical, banking and financial services. In the event the Company locates an acceptable operating business, the Company intends to effect the transaction utilizing any combination of its common stock, cash on hand, or other funding sources that the Company reasonably believes are available. The Company currently has no contractual commitment with regard to effecting an acquisition or other business combination with an operating company.

     Although the Company believes that it will be successful in consummating a business combination with an operating company, there can be no assurances that the Company will enter into such a transaction in the near term or on terms favorable to the Company, or that other funding sources will be available.

ITEM 3. CONTROLS AND PROCEDURES

     As of March 31, 2006, the Company's President and Chief Executive Officer and its Acting Chief Financial Officer evaluated the Company's disclosure controls and procedures and they concluded that the Company maintains effective disclosure controls and procedures. There have been no significant changes in internal control over financial reporting that have materially affected, or are likely to materially affect, the Company's internal control over financial reporting subsequent to the Evaluation Date.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

        None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        During the quarter ended March 31, 2006, no matters were submitted to a vote of security holders of the Company through the solicitation of proxies or otherwise.

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

                                   ORTHODONTIX, INC.
                                   (Registrant)

Dated: May 10, 2006               By: /s/ Glenn L. Halpryn
                                    ---------------------------------------
                                    Glenn L. Halpryn
                                    Chairman and President (Principal
                                      Executive Officer)

Dated: May 10, 2006                By: /s/ Alan Jay Weisberg
                                    ---------------------------------------
                                    Alan Jay Weisberg
                                    Acting Chief Financial Officer
                                    (Principal Financial and
                                      Accounting Officer)

INDEX TO FINANCIAL STATEMENTS

                                                                        Pages

Balance Sheet as of March 31, 2006 (Unaudited)                           F-2

Statements of Operations for the Three Months
     Ended March 31, 2006 and 2005 (Unaudited)                           F-3

Statements of Cash Flows for the Three Months Ended
     March 31, 2006 and 2005 (Unaudited)                                 F-4

Notes to Financial Statements (Unaudited)                          F-5 - F-8

ORTHODONTIX, INC.
BALANCE SHEET

                                                                                              MARCH 31, 2006
                       ASSETS                                                                  (UNAUDITED)
                                                                                           ------------------
Current assets:
    Cash and cash equivalents                                                               $       931,724
    Prepaid expenses                                                                                 29,560
                                                                                            ---------------
      Total current assets                                                                  $       961,284
                                                                                            ===============

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accrued liabilities                                                                     $        58,100
                                                                                            ---------------
      Total current liabilities                                                             $        58,100
                                                                                            ---------------

Stockholders' equity:
   Preferred stock, $.0001 par value, 100,000,000 shares
     authorized, no shares issued and outstanding                                                       -
   Common stock, $.0001 par value, 100,000,000 shares authorized,
     5,830,856 shares issued and outstanding                                                            583
   Additional paid-in capital                                                                     4,726,530
   Accumulated deficit                                                                           (3,823,929)
                                                                                            ---------------
      Total stockholders' equity                                                                    903,184
                                                                                            ---------------
      Total liabilities and stockholders' equity                                            $       961,284
                                                                                            ===============

See accompanying notes to unaudited financial statements.

ORTHODONTIX, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                                           THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                       -------------------------
                                                                            2006         2005
                                                                       ------------ ------------
Operating expenses
    General and administrative expenses                                $   21,111   $   10,863
                                                                       ------------ ------------
       Total operating expenses                                        $   21,111       10,863
                                                                       ------------ ------------
       Loss from operations                                            $  (21,111)  $  (10,863)
                                                                       ------------ ------------

Other income:
    Interest income                                                         9,864          505
                                                                       ------------ ------------
      Total other income                                               $    9,864   $      505
                                                                       ------------ ------------
Net loss                                                               $  (11,247)  $  (10,358)
                                                                       ============ ============

Net loss per share - Basic and Diluted                                 $    (0.00)  $    (0.00)
                                                                       ============ ============

Weighted average number of shares outstanding
 during the period - basic and diluted                                  5,830,856    2,915,428
                                                                       ============ ============


See accompanying notes to unaudited financial statements.

ORTHODONTIX, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)



                                                                         THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                   -------------------------
                                                                      2006            2005
                                                                   ---------       ---------
Cash flows from operating activities:
     Net loss                                                      $ (11,247)      $ (10,358)
     Adjustments to reconcile net loss to net cash used in
       operating activities:
           Changes in operating assets and liabilities               (42,267)        (20,164)
                                                                   ---------       ---------
           Net cash used in operating activities                   $ (53,514)      $ (30,522)
                                                                   ---------       ---------

Net increase (decrease) in cash and cash equivalents               $ (53,514)      $ (30,522)

Cash at beginning of period                                        $ 985,238       $ 563,712
                                                                   ---------       ---------
Cash at end of period                                              $ 931,724       $ 533,190
                                                                   =========       =========

Supplemental disclosure of cash paid for:
    Interest                                                       $     -         $     -
                                                                   =========       =========
    Taxes                                                          $     -         $     -
                                                                   =========       =========

See accompanying notes to unaudited financial statements.

ORTHODONTIX, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2006
(UNAUDITED)

1.  BASIS OF PRESENTATION

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

    For further information, refer to the audited financial statements and footnotes of the Company for the year ended December 31, 2005 included in the Company's Form 10-KSB.

2.  Nature of Operations and Summary of Significant Accounting Policies
    A.  Nature of Operations

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

    The accompanying unaudited financial statements have been prepared on the basis which assumes that the Company will continue to operate as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has generated an accumulated deficit of $3,823,929 at March 31, 2006 as a result of current operations and historical operations in connection with the termination of its affiliation with the Founding Practices. The Company incurred a net loss of approximately $11,000 for the three months ended March 31, 2006. The Company also reflects net cash used in operations of $53,514 for the three months ended March 31, 2006. At March 31, 2006, the Company has sufficient cash and cash equivalents to meet its current obligations.

ORTHODONTIX, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2006
(UNAUDITED)

    The Company currently intends to effect a merger, acquisition or other business combination with an operating company utilizing any combination of its common stock, cash on hand or other funding sources that the Company believes are available. During the three months ended March 31, 2006, management has devoted substantially all of its time to identifying potential merger or acquisition candidates. There can be no assurances that management's efforts to consummate a merger, acquisition or business combination with an operating company or management's efforts to identify other funding sources will be successful. The Company anticipates that its current working capital is sufficient to fund its operating expenses at their current level for at least the next twelve months.

    B.  Use of Estimates

    In preparing financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the periods presented. Actual results may differ from these estimates.

    Significant estimates during 2006 and 2005 include a 100% valuation allowance for deferred tax assets.

    C.  Cash and Cash Equivalents

    For the purpose of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. In 2005, the Company purchased certificates of deposits, using funds from a money market account, and proceeds from sale of common stock.

    For the three months ended March 31, 2006 and 2005, the Company recognized interest income on these certificates of deposit totaling $9,864 and $505, respectively.

    D.  Concentrations

    The Company maintains its cash in bank deposit accounts, which, at times, exceed federally insured limits. As of March 31, 2006, the Company had deposits of $705,650 in excess of federally insured limits. The Company has not experienced any losses in such accounts through March 31, 2006.

    E.  Income Taxes

    The Company accounts for income taxes under the Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the

ORTHODONTIX, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2006
(UNAUDITED)


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

    F.  Earnings per Share

    In accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share", basic earnings per share is computed by dividing the net income (loss) less preferred dividends for the period by the weighted average number of shares outstanding. Diluted earnings per share is computed by dividing net income (loss) less preferred dividends by the weighted average number of shares outstanding including the effect of share equivalents. At March 31, 2006 and 2005, respectively, there were no common share equivalents, which could potentially dilute future earnings per unit.

    G.  Stock Based Compensation

    In December 2004, the FASB issued SFAS 123 (revised 2004) "Share-Based Payment" ("SFAS No. 123R"). This Statement requires that the cost resulting form all share-based transactions be recorded in the financial statements. The Statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement in accounting for share-based payment transactions with employees. The Statement also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from non-employees in share-based payment transactions. The Statement replaces SFAS 123 "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25 "Accounting for Stock Issued to Employees". The provisions of this Statement will be effective for the Company beginning with fiscal year 2006. The Company has adopted the provisions of SFAS No. 123R effective January 1, 2006.

    The Company had no employee share-based payment awards outstanding during the three months ended March 31, 2006 and 2005, respectively.

    H.  Fair Value of Financial Instruments

    Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosures of information about the fair value of certain financial instruments for which it is practicable to estimate the value. For purposes of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation.

ORTHODONTIX, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2006
(UNAUDITED)

    The carrying amounts of the company's short-term financial instruments, including prepaids and accrued liabilities, approximate fair value due to the relatively short period to maturity for these instruments.

3.  Related Party Transactions

    During the three months ended March 31, 2006 and 2005, the Company paid $2,400 and $0, respectively for director's fees.

    At March 31, 2006, the Company has accrued $4,450 in accounting fees owed to its CFO. Of this total, $3,100 was paid in April 2006. Director's fees are included as a component of accrued liabilities.

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

Dated:  May 10, 2006                /s/ Glenn L. Halpryn
                                    ---------------------------------------
                                    Glenn L. Halpryn
                                    Chief Executive Officer

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

Dated:  May 10, 2006                /s/ Alan Jay Weisberg
                                    ---------------------------------------
                                    Alan Jay Weisberg
                                    Acting Chief Financial Officer

                                                                Exhibit 32

CERTIFICATION PURSUANT TO RULE 13a-14(b) AND SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (SUBSECTIONS (a) AND (b) OF SECTION 1350, TITLE 18, UNITED STATES CODE)

     In connection with the Quarterly Report on Form 10-QSB of Orthodontix, Inc. for the period ended March 31, 2006, as filed with the Securities and Exchange Commission (the "Report"), we, Glenn L. Halpryn, Chief Executive Officer of Orthodontix, Inc., and Alan Jay Weisberg, Acting Chief Financial Officer of Orthodontix, Inc., hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Orthodontix, Inc.




Dated:  May 10, 2006                /s/ Glenn L. Halpryn
                                    ---------------------------------------
                                    Glenn L. Halpryn
                                    Chief Executive Officer


Dated:  May 10, 2006                /s/ Alan Jay Weisberg
                                    ---------------------------------------
                                    Alan Jay Weisberg
                                    Acting Chief Financial Officer
















A signed original of this written statement required by Section 906 has been provided to Orthodontix, Inc. and will be retained by Orthodontix, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.