Form 10-Q
period 2006-06-30
ORTHODONTIX INC
filed 2006-08-14
CIK 1006281

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                 Form 10-QSB

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

                              For the Quarterly Period Ended June 30, 2006
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

     On August 9, 2006, the number of shares of outstanding Common Stock of the issuer was 5,830,856.

     Transitional Small Business Disclosure Format (check one)  Yes [] No [X]

                                ORTHODONTIX, INC.
                                  FORM 10-QSB
                           QUARTER ENDED June 30, 2006

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

     Results of operations for the three months ended June 30, 2006, are not necessarily indicative of the results of operations expected for the year ending December 31, 2006.

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

FINANCIAL RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005

    For the six months ended June 30, 2006, the Company had net income of approximately $17,700 or less than $0.01 per share. General and administrative expenses for the six-month period were approximately $47,200. Interest income was approximately $16,900. The Company also had other income of $48,000 from the reversal of an income tax accrual from 2001.

    For the six months ended June 30, 2005, the Company had a net loss of approximately $23,100 or less than $0.01 per share. General and administrative expenses for the period were approximately $31,300. Interest income was approximately $4,000, and the Company had other income of $4,200 from reversal of an account payable that was not required to be paid.

     The Company does not expect to generate operating revenues or net income until such time as it effects a business combination with an operating company. However, in the event the Company does consummate a merger or an acquisition of an operating company, there can be no assurances that the combined operation will operate profitably.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 2006, the Company had cash and cash equivalents of approximately $924,900 and total liabilities of $13,500. The Company's cash is primarily invested in certificates of deposit. The Company continues to anticipate that the primary uses of working capital will include general and administrative expenses and costs associated with seeking to locate and consummate a business combination. The Company believes that its operating funds will be sufficient for its cash expenses for at least the next twelve months.

PLAN OF OPERATION

     Management of the Company intends to continue devoting substantially all of its time to consummating a merger or acquisition with an operating business and has evaluated numerous companies and other business combinations. The Company has focused its efforts on businesses operating in selected industries including aircraft maintenance and related service companies, health care, pharmaceutical, biotechnology, banking and financial services. In the event the Company locates an acceptable operating business, the Company intends to effect the transaction utilizing any combination of its common stock, cash on hand, or other funding sources that the Company reasonably believes are available. The Company currently has no contractual commitment with regard to effecting an acquisition or other business combination with an operating company.

     Although the Company believes that it will be successful in consummating a business combination with an operating company, there can be no assurances that the Company will enter into such a transaction in the near term or on terms favorable to the Company, or that other funding sources will be available.

ITEM 3. CONTROLS AND PROCEDURES

     As of June 30, 2006, the Company's President and Chief Executive Officer and its Acting Chief Financial Officer evaluated the Company's disclosure controls and procedures and they concluded that the Company maintains effective disclosure controls and procedures. There have been no significant changes in internal control over financial reporting that have materially affected, or are likely to materially affect, the Company's internal control over financial reporting subsequent to the Evaluation Date.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

        None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        On or about June 23, 2006, the Company advised its shareholders that the holders of a majority of the Company's outstanding stock had approved an increase in the number of authorized shares of Common Stock of the Company. The Company amended its Articles of Incorporation on July 14, 2006 to provide for 1.5 billion shares of Common Stock.

ITEM 5. OTHER INFORMATION

        None

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

                                   ORTHODONTIX, INC.
                                   (Registrant)

Dated: August 11, 2006              By: /s/ Glenn L. Halpryn
                                    ---------------------------------------
                                    Glenn L. Halpryn
                                    Chairman and President (Principal
                                      Executive Officer)

Dated: August 11, 2006              By: /s/ Alan Jay Weisberg
                                    ---------------------------------------
                                    Alan Jay Weisberg
                                    Acting Chief Financial Officer
                                    (Principal Financial and
                                      Accounting Officer)

INDEX TO FINANCIAL STATEMENTS

                                                                        Pages

Balance Sheet as of June 30, 2006 (Unaudited)                           F-2

Statements of Operations for the Three Months and
     Six Months Ended June 30, 2006 and 2005 (Unaudited)                F-3

Statements of Cash Flows for the Six Months
     Ended June 30, 2006 and 2005 (Unaudited)                           F-4

Notes to Unaudited Financial Statements                             F-5 - F-7

ORTHODONTIX, INC.
BALANCE SHEET

                                                                                              JUNE 30, 2006
                       ASSETS                                                                  (UNAUDITED)
                                                                                           -----------------
Current assets:
    Cash and cash equivalents                                                                   $ 924,871
    Prepaid expenses                                                                               20,691
                                                                                            ---------------
      Total current assets                                                                      $ 945,562
                                                                                            ===============

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                                            $  10,530
    Accounts payable-related parties                                                              2,950
                                                                                            ---------------
      Total current liabilities                                                                    13,480
                                                                                            ---------------

Stockholders' equity:
   Preferred stock, $.0001 par value, 100,000,000 shares
     authorized, no shares issued and outstanding                                                     -
   Common stock, $.0001 par value, 1,500,000,000 shares authorized,
     5,830,856 shares issued and outstanding                                                          583
   Additional paid-in capital                                                                   4,726,530
   Accumulated deficit                                                                         (3,795,031)
                                                                                            ---------------
      Total stockholders' equity                                                                  932,082
                                                                                            ---------------
      Total liabilities and stockholders' equity                                                $ 945,562
                                                                                            ===============

See accompanying notes to unaudited financial statements.

ORTHODONTIX, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                     FOR THE THREE MONTHS ENDED      FOR THE SIX MONTHS ENDED
                                                              JUNE 30,                        JUNE 30,
                                                      -------------------------       -----------------------
                                                          2006        2005                2006        2005
                                                      ------------ ------------       ------------ ----------
Operating expenses
    General and administrative expenses               $   26,112   $   20,445         $   47,223   $   31,308
                                                     ------------ ------------       ------------ -----------
       Total operating expenses                       $   26,112       20,445             47,223       31,308
                                                     ------------ ------------       ------------ -----------
       Loss from operations                           $  (26,112)   $  (20,445)       $  (47,223)  $  (31,308)
                                                     ------------ ------------       ------------ -----------

Other income:
       Interest income                                     7,010        3,455             16,874        3,959
       Other income                                       48,000        4,214             48,000        4,214
                                                     ------------ ------------       ------------ ------------
       Total other income                             $   55,010   $    7,669         $   64,874   $    8,173
                                                     ------------ ------------       ------------ ------------
Income (Loss) before provision for income taxes           28,898      (12,776)            17,651      (23,135)
Provision for income taxes                                   -            -                  -            -
                                                     ------------ ------------       ------------ ------------
Net Income (Loss)                                     $   28,898      (12,776)            17,651      (23,135)
Net Income (Loss) per share-Basic and Diluted         $     0.00  $    (0.00)        $      0.00   $    (0.01)
                                                     ============ ============       ============ ============

Weighted average number of shares outstanding
 during the period - basic and diluted                 5,830,856   2,915,428           5,830,856    2,915,428
                                                     ============ ============       ============ ============

See accompanying notes to unaudited financial statements.

ORTHODONTIX, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)



                                                                   FOR THE SIX MONTHS ENDED
                                                                             JUNE 30,
                                                                  -------------------------
                                                                       2006            2005
                                                                  ----------      ---------
Cash Flows from Operating Activities:
     Net Income (Loss)                                             $  17,651      $ (23,135)
     Adjustments to reconcile net income to net cash used
     in operating activities:
           Changes in operating assets and liabilities               (78,018)       (25,424)
                                                                   ----------     ----------
           Net cash used in operating activities                   $ (60,367)     $ (48,559)
                                                                   ----------     ----------

Net Decrease in Cash and Cash Equivalents                          $ (60,367)     $ (48,559)

Cash at beginning of period                                        $ 985,238      $ 563,712
                                                                   ----------     ----------
Cash at end of period                                              $ 924,871      $ 515,153
                                                                   ==========     ==========

Supplemental Disclosure of Cash Paid for:
    Interest                                                       $     -        $     -
                                                                   ==========     ==========
    Taxes                                                          $     -        $     -
                                                                   ==========     ==========

See accompanying notes to unaudited financial statements.

ORTHODONTIX, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2006

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

    The accompanying unaudited financial statements have been prepared on the basis which assumes that the Company will continue to operate as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has generated an accumulated deficit of $3,795,031 at June 30, 2006 as a result of operations in connection with the termination of its affiliation with the Founding Practices. The Company had net income of $17,651 for the six months ended June 30, 2006. The Company also reflects net cash used in operations of $60,367 for the six months ended June 30, 2006.

    The Company currently intends to effect a merger, acquisition or other business combination with an operating company utilizing any combination of its common stock, cash on hand or other funding sources that the Company believes are available. As of June 30, 2006, management has devoted substantially all of its time to identifying potential merger or acquisition

ORTHODONTIX, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2006

candidates. There can be no assurances that management's efforts to consummate a merger, acquisition or business combination with an operating company or management's efforts to identify other funding sources will be successful. The Company anticipates that its current working capital is sufficient to fund its operating expenses at their current level for at least the next twelve months. Therefore, the going concern is mitigated.

    B.  Concentrations

    The Company maintains its cash in bank deposit accounts, which, at times, exceed federally insured limited. At June 30, 2006, the Company had deposits of $796,422 in excess of federally insured limits. The Company has not experienced any losses in such accounts through June 30, 2006.

    C.  Earnings per Share

    Basic earnings per share is computed by dividing the net income (loss) less preferred dividends for the period by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income (loss) less preferred dividends by the weighted average number of shares outstanding including the effect of share equivalents. At June 30, 2006 and 2005, respectively, there were no common share equivalents which could potentially dilute future earnings per unit.

    Additionally, the Company reflected net income for the three and six months ended June 30, 2006; however, the Company applied prior net operating loss carryforwards so that there was no taxable income. As a result, there is no separate computation of diluted earnings per share.

    D.  Reclassifications

    Certain amounts in the year 2005 financial statements have been reclassified to conform to the year 2006 presentation. Such reclassifications had no effect on the financial position, results of operations or cash flows.

3.  ACCOUNTS PAYABLE

    During 2006, the Company recorded other income totaling $48,000 from an income tax accrual from 2001 that was reversed.

4.  ACCOUNTS PAYABLE-RELATED PARTIES

    The Company recorded $2,950 for fees payable as compensation to members of the board of directors.

ORTHODONTIX, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2006


5.  STOCKHOLDERS' EQUITY

    On June 9, 2006, the Company's board of directors approved an increase of authorized common stock to 1,500,000,000 shares.

6.  SUBSEQUENT EVENTS

    On July 5, 2006, the Company's board of directors appointed an unrelated party as a director.

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

Dated:  August 11, 2006             /s/ Glenn L. Halpryn
                                    ---------------------------------------
                                    Glenn L. Halpryn
                                    Chief Executive Officer

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

Dated:  August 11, 2006             /s/ Alan Jay Weisberg
                                    ---------------------------------------
                                    Alan Jay Weisberg
                                    Acting Chief Financial Officer

                                                                Exhibit 32

CERTIFICATION PURSUANT TO RULE 13a-14(b) AND SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (SUBSECTIONS (a) AND (b) OF SECTION 1350, TITLE 18, UNITED STATES CODE)

     In connection with the Quarterly Report on Form 10-QSB of Orthodontix, Inc. for the period ended June 30, 2006, as filed with the Securities and Exchange Commission (the "Report"), we, Glenn L. Halpryn, Chief Executive Officer of Orthodontix, Inc., and Alan Jay Weisberg, Acting Chief Financial Officer of Orthodontix, Inc., hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Orthodontix, Inc.




Dated:  August 11, 2006             /s/ Glenn L. Halpryn
                                    ---------------------------------------
                                    Glenn L. Halpryn
                                    Chief Executive Officer


Dated:  August 11, 2006             /s/ Alan Jay Weisberg
                                    ---------------------------------------
                                    Alan Jay Weisberg
                                    Acting Chief Financial Officer
















A signed original of this written statement required by Section 906 has been provided to Orthodontix, Inc. and will be retained by Orthodontix, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.