Form 10-Q
period 2006-09-30
ORTHODONTIX INC
filed 2006-11-14
CIK 1006281

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                 Form 10-QSB

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

                          For the Quarterly Period Ended September 30, 2006
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

     On November 9, 2006, the number of shares of outstanding Common Stock of the issuer was 5,830,856.

     Transitional Small Business Disclosure Format (check one)  Yes [] No [X]

                                ORTHODONTIX, INC.
                                  FORM 10-QSB
                        QUARTER ENDED September 30, 2006

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

     Results of operations for the three and nine months ended September 30, 2006, are not necessarily indicative of the results of operations expected for the year ending December 31, 2006.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The following discussion with regard to the Company's financial condition and operating results contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on current plans and expectations of Orthodontix, Inc. (the "Company") and involve risks and uncertainties that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements. Important factors that could cause actual results to differ include, among others, the Company's failure to consummate its proposed merger transaction or, in the event the Company does consummate the transaction contemplated, the Company's ability to successfully manage and operate the combined business.

     The discussion of the Company's financial condition and plan of operation should be read in conjunction with the Company's unaudited, condensed financial statements and notes thereto included elsewhere in this Report and the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.

FINANCIAL RESULTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006

     For the quarter ended September 30, 2006, the Company recorded a net loss of approximately $106,700 or $0.02 per share. Included in the financial results for the quarter ended September 30, 2006, were general and administrative expenses of approximately $117,600, and interest and other income of approximately $10,900. The increase in general and administrative expenses was attributable to the expenses associated with the Company's proposed merger transaction with Protalix Ltd.

     For the nine months ended September 30, 2006, the Company recorded a net loss of approximately $89,000 or $0.02 per share. Included in the financial results for the nine months ended September 30, 2006, were general and administrative expenses of approximately $164,800, and interest and other income of approximately $75,800.

     The Company does not expect to generate operating revenues or net income until such time as it effects a business combination with an operating company. However, in the event the Company does complete its proposed merger with Protalix Ltd. ("Protalix") or an acquisition of another operating company if the merger with Protalix is not completed for any reason, there can be no assurances that the combined operation will operate profitably.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 2006, the Company had cash and cash equivalents of approximately $825,700 and total liabilities of $12,200. The Company's cash is primarily invested in a money market account. The Company continues to anticipate that the primary uses of working capital will include general and administrative expenses and costs associated with consummating its proposed merger with Protalix. The Company believes that its operating funds will be sufficient for its cash expenses at their current level for at least the next twelve months.

PLAN OF OPERATION

     During the third quarter of 2006, management of the Company devoted substantially all of its time to negotiating the merger with Protalix. On August 21, 2006, the Company entered into a definitive merger agreement (the "Agreement") with Protalix Ltd., an Israeli biotechnology company ("Protalix"). Shareholders of the Company will own approximately 0.84% of the merged companies, and Orthodontix, Inc. will change its name to Protalix Biotherapeutics, Inc. after the merger.

     Orthodontix formed an Israeli subsidiary Protalix Acquisition Ltd. to facilitate the merger, which is expected to occur in the fourth quarter of 2006. The merger is subject to customary covenants and several conditions, including approval of the merger by the appropriate Israeli authorities.

     The Company intends to apply for listing on the American Stock Exchange immediately following the merger.

ITEM 3.  CONTROLS AND PROCEDURES

     As of September 30, 2006, the Company's President and Chief Executive Officer and its Acting Chief Financial Officer evaluated the Company's disclosure controls and procedures and they concluded that the Company maintains effective disclosure controls and procedures. There have been no significant changes in internal control over financial reporting that have materially affected, or are likely to materially affect, the Company's internal control over financial reporting subsequent to the Evaluation Date.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

        None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

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

                                   ORTHODONTIX, INC.
                                   (Registrant)

Dated: November 14, 2006             By: /s/ Glenn L. Halpryn
                                    ---------------------------------------
                                    Glenn L. Halpryn
                                    Chairman and President (Principal
                                      Executive Officer)

Dated: November 14, 2006             By: /s/ Alan Jay Weisberg
                                    ---------------------------------------
                                    Alan Jay Weisberg
                                    Acting Chief Financial Officer
                                    (Principal Financial and
                                      Accounting Officer)

INDEX TO FINANCIAL STATEMENTS

                                                                        Pages

Balance Sheet as of September 30, 2006 (Unaudited)                      F-2

Statements of Operations for the Three Months and
     Nine Months Ended September 30, 2006 and 2005 (Unaudited)          F-3

Statements of Cash Flows for the Nine Months
     Ended September 30, 2006 and 2005 (Unaudited)                      F-4

Notes to Financial Statements (Unaudited)                         F-5 - F-7

ORTHODONTIX, INC.
BALANCE SHEET

                                                                                          SEPTEMBER 30, 2006
                       ASSETS                                                                 (UNAUDITED)
                                                                                          ------------------
Current assets:
    Cash and cash equivalents                                                                   $ 825,702
    Prepaid expenses                                                                               11,823
                                                                                            ---------------
      Total current assets                                                                      $ 837,525
                                                                                            ===============

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                                            $  10,800
    Accounts payable-related parties                                                                1,350
                                                                                            ---------------
      Total current liabilities                                                                    12,150
                                                                                            ---------------

Stockholders' equity:
   Preferred stock, $.0001 par value, 100,000,000 shares
     authorized, no shares issued and outstanding                                                     -
   Common stock, $.0001 par value, 1,500,000,000 shares authorized,
     5,830,856 shares issued and outstanding                                                          583
   Additional paid-in capital                                                                   4,726,530
   Accumulated deficit                                                                         (3,901,738)
                                                                                            ---------------
      Total stockholders' equity                                                                  825,375
                                                                                            ---------------
      Total liabilities and stockholders' equity                                                $ 837,525
                                                                                            ===============

See accompanying notes to unaudited financial statements.

ORTHODONTIX, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                     FOR THE THREE MONTHS ENDED      FOR THE NINE MONTHS ENDED
                                                            SEPTEMBER 30,                   SEPTEMBER 30,
                                                      -------------------------       -----------------------
                                                          2006        2005                2006        2005
                                                      ------------ ------------       ------------ ----------
Operating expenses
    General and administrative expenses               $  117,620   $   35,885         $  164,843   $   67,194
                                                     ------------ ------------       ------------ -----------
       Total operating expenses                       $  117,620       35,885            164,843       67,194
                                                     ------------ ------------       ------------ -----------
       Loss from operations                           $ (117,620)   $ (35,885)       $  (164,843)  $  (67,194)
                                                     ------------ ------------       ------------ -----------

Other income:
       Interest income                                    10,913        3,939             27,787        7,899
       Other income                                          -            -               48,000        4,214
                                                     ------------ ------------       ------------ ------------
       Total other income                             $   10,913   $    3,939         $   75,787   $   12,113
                                                     ------------ ------------       ------------ ------------
Net Loss                                              $ (106,707)     (31,946)           (89,056)     (55,081)
                                                     ============ ============       ============ ============

Net Loss per share-Basic and Diluted                  $    (0.02)  $    (0.01)        $    (0.02)  $    (0.02)
                                                     ============ ============       ============ ============

Weighted average number of shares outstanding
 during the period - basic and diluted                 5,830,856   2,915,428           5,830,856    2,915,428
                                                     ============ ============       ============ ============

See accompanying notes to unaudited financial statements.

ORTHODONTIX, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)



                                                                   FOR THE NINE MONTHS ENDED
                                                                          SEPTEMBER 30,
                                                                  -------------------------
                                                                     2006            2005
                                                                  ----------      ---------
Cash Flows from Operating Activities:
     Net Loss                                                      $ (89,056)     $ (55,081)
     Adjustments to reconcile net loss to net cash used
     in operating activities:
           Changes in operating assets and liabilities               (70,480)       (14,842)
                                                                   ----------     ----------
           Net cash used in operating activities                   $(159,536)     $ (69,923)
                                                                   ----------     ----------

Net Decrease in Cash and Cash Equivalents                          $(159,536)     $ (69,923)

Cash at beginning of period                                        $ 985,238      $ 563,712
                                                                   ----------     ----------
Cash at end of period                                              $ 825,702      $ 493,789
                                                                   ==========     ==========

Supplemental Disclosure of Cash Paid for:
    Interest                                                       $     -        $     -
                                                                   ==========     ==========
    Taxes                                                          $     -        $     -
                                                                   ==========     ==========

See accompanying notes to unaudited financial statements.

ORTHODONTIX, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

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

    The accompanying unaudited financial statements have been prepared on the basis which assumes that the Company will continue to operate as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has generated an accumulated deficit of $3,901,738 at September 30, 2006 as a result of operations and the termination of its affiliation with the Founding Practices. The Company had a net loss of $89,056 for the nine months ended September 30, 2006. The Company also reflects net cash used in operations of $159,536 for the nine months ended September 30, 2006.

    The Company currently intends to effect a merger, acquisition or other business combination with an operating company utilizing any combination of its common stock, cash on hand or other funding sources that the Company believes are available. As of September 30, 2006, management has devoted substantially all of its time to identifying potential merger or acquisition

ORTHODONTIX, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

candidates. There can be no assurances that management's efforts to consummate a merger, acquisition or business combination with an operating company or management's efforts to identify other funding sources will be successful.

    On August 21, 2006, the Company entered into a definitive merger agreement with Protalix (See Note 5). The Company anticipates that its current working capital is sufficient to fund its operating expenses at their current level for at least the next twelve months. Therefore, the going concern is mitigated.

    B.  Concentrations

    The Company maintains its cash in bank deposit accounts, which, at times, exceed federally insured limits. At September 30, 2006, the Company had deposits of $725,702 in excess of federally insured limits. The Company has not experienced any losses in such accounts through September 30, 2006.

    C.  Earnings per Share

    Basic earnings per share is computed by dividing the net income (loss) less preferred dividends for the period by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income less preferred dividends by the weighted average number of shares outstanding including the effect of share equivalents. At September 30, 2006 and 2005, respectively, there were no common share equivalents which could potentially dilute future earnings per unit. As a result, the computation of weighted average shares for both basic and diluted earnings per share is determined to be the same. Additionally, since the Company reflected a net loss during these periods, the computation of diluted earnings per share is not required as the effect is anti-dilutive.

    D.  Reclassifications

    Certain amounts in the year 2005 financial statements have been reclassified to conform to the year 2006 presentation. Such reclassifications had no effect on the financial position, results of operations or cash flows.

    E.  Recent Accounting Pronouncements

    In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 ("FIN 48") "Accounting for uncertainty in income taxes-an interpretation of SFAS No. 109." This Interpretation provides guidance for recognizing and measuring uncertain tax positions, as defined in FASB No. 109 "Accounting for income taxes." FIN 48 prescribes a threshold condition that a tax position must meet for any of the benefit of an uncertain tax position to be recognized in the financial statements. Guidance is also provided regarding derecognition, classification and disclosure of uncertain

ORTHODONTIX, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006


tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect that this Interpretation will have a material impact on its financial position, results of operations or cash flows.

3.  ACCOUNTS PAYABLE

    During 2006, the Company recorded other income totaling $48,000. The Company had reversed an income tax accrual from 2004.

4.  ACCOUNTS PAYABLE-RELATED PARTIES

    During 2006, the Company paid $10,400 for directors' fees and an additional $5,800 to the Company's CFO for accounting fees. At September 30, 2006, the Company has accrued $1,350 to its CFO for unpaid accounting fees.

5.  STOCKHOLDERS' EQUITY

    On June 9, 2006, the Company's Board of Directors approved an increase of authorized shares of common stock to 1,500,000,000 shares.

    On August 21, 2006, the Company entered into a definitive merger agreement with Protalix. The Company is currently finalizing the details of this transaction. The transaction was reported on Form 8-K.

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

Dated:  November 14, 2006           /s/ Glenn L. Halpryn
                                    ---------------------------------------
                                    Glenn L. Halpryn
                                    Chief Executive Officer

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

Dated:  November 14, 2006           /s/ Alan Jay Weisberg
                                    ---------------------------------------
                                    Alan Jay Weisberg
                                    Acting Chief Financial Officer

                                                                Exhibit 32

CERTIFICATION PURSUANT TO RULE 13a-14(b) AND SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (SUBSECTIONS (a) AND (b) OF SECTION 1350, TITLE 18, UNITED STATES CODE)

     In connection with the Quarterly Report on Form 10-QSB of Orthodontix, Inc. for the period ended September 30, 2006, as filed with the Securities and Exchange Commission (the "Report"), we, Glenn L. Halpryn, Chief Executive Officer of Orthodontix, Inc., and Alan Jay Weisberg, Acting Chief Financial Officer of Orthodontix, Inc., hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Orthodontix, Inc.




Dated:  November 14_, 2006           /s/ Glenn L. Halpryn
                                    ---------------------------------------
                                    Glenn L. Halpryn
                                    Chief Executive Officer


Dated:  November 14, 2006           /s/ Alan Jay Weisberg
                                    ---------------------------------------
                                    Alan Jay Weisberg
                                    Acting Chief Financial Officer
















A signed original of this written statement required by Section 906 has been provided to Orthodontix, Inc. and will be retained by Orthodontix, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.