Form 10-K
period 2006-12-31
Protalix BioTherapeutics, Inc.
filed 2007-03-30
CIK 1006281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

|X|	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

|_|	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to __________________________

001-33357
(Commission file number)

PROTALIX BIOTHERAPEUTICS, INC.
(Exact name of registrant as specified in its charter)

Florida (State or other jurisdiction of incorporation or organization)	65-0643773 (I.R.S. Employer Identification No.)

2 Snunit Street Science Park POB 455 Carmiel, Israel	21000
(Address of principal executive office)	(Zip Code)

972-4-988-9488
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common stock, par value $0.001 per share	Name of each exchange on which registered American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

        Indicate by check mark if the registration is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes |_| No |X|

        Indicate by check mark if the registrant is not registered to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes |_| No |X|

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (See definition of “large accelerated filer” and “accelerated filer” in Rule 12b-2 of the Exchange Act). (check one):

        Large accelerated filer |_| Accelerated filer |_| Non-accelerated filer |X|

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

        The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of June 30, 2006 was approximately $12.6 million (based upon the closing price for shares of the Registrant’s common stock as reported by the OTC Bulletin Board® as of June 30, 2006 of $5.05), without giving effect to the one-for-ten reverse stock split we completed on December 29, 2006. Shares of common stock held by each officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

        On March 15, 2007, approximately 65,657,181 shares of the Registrant’s common stock, $0.001 par value, were outstanding.

ii

FORM 10-K
TABLE OF CONTENTS

iii

PART I

        Except where the context otherwise requires, the terms, “we”, “us”, “our” or “the Company,” refer to the business of Protalix BioTherapeutics, Inc. and its consolidated subsidiaries, and “Protalix” or “Protalix Ltd.” refers to the business of Protalix Ltd., our wholly-owned subsidiary and sole operating unit.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

        The statements set forth under the captions “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Risk Factors”, and other statements included elsewhere in this Annual Report on Form 10-K, which are not historical, constitute “Forward Looking Statements”within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the expectations, beliefs, intentions or strategies for the future. When used in this report, the terms “anticipate,” “believe,” “estimate,”“expect” and “intend” and words or phrases of similar import, as they relate to our or our subsidiaries or our management, are intended to identify forward-looking statements. We intend that all forward-looking statements be subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance. Forward-looking statements are subject to many risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements.

        Examples of the risks and uncertainties include, but are not limited to the following:

•	the inherent risks and uncertainties in developing drug platforms and products of the type we are developing;
•	delays in our preparation and filing of applications for regulatory approval;
•	delays in the approval or potential rejection of any applications we file with the FDA, or other health regulatory authorities;
•	any lack of progress of our research and development (including the results of clinical trials being conducted by us);
•	obtaining on a timely basis sufficient patient enrollment in our clinical trials; the impact of development of competing therapies and/or technologies by other companies;
•	our ability to obtain additional financings required to fund our research programs; the risk that we will not be able to develop a successful sales and marketing organization in a timely manner, if at all;
•	our ability to establish and maintain strategic license, collaboration and distribution arrangements and to manage our relationships with collaborators, distributors and partners;
•	potential product liability risks and risks of securing adequate levels of product liability and clinical trial insurance coverage;
•	the availability of reimbursement to patients from health care payors for procedures in which our products are used;
•	the possibility of infringing a third party’s patents or other intellectual property rights;
•	the uncertainty of obtaining patents covering our products and processes and in successfully enforcing them against third parties; and
•	the possible disruption of our operations due to terrorist activities and armed conflict, including as a result of the disruption of operations of regulatory authorities, our subsidiaries, our manufacturing facilities and our customers, suppliers, distributors, couriers, collaborative partners, licensees, and clinical trial sites.

        In addition, companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in advanced clinical trials, even after obtaining promising earlier trial results. These and other risks and uncertainties are detailed under “Risk Factors” in this Annual Report on Form 10-K. We undertake no obligation to update, and we do not have a policy of updating or revising, these forward-looking statements.

Item 1. Business

General

        We are a clinical stage biopharmaceutical company that is focused on developing and manufacturing recombinant therapeutic proteins that are produced through our proprietary plant cell system. In the biotechnology field, the production or manufacture of recombinant proteins is commonly referred to as the “expression” of such proteins. Recombinant therapeutic proteins are proteins that are produced by different genetically modified organisms following the insertion of the relevant DNA into their genome and are the basis of most biopharmaceutical drugs currently under development. We use our plant cell culture and bioreactor technology for the expression of recombinant therapeutic proteins, and we are currently developing several such biotherapeutic products. Our lead product candidate, prGCD, is being developed as a treatment of Gaucher Disease. Our wholly-owned subsidiary and sole operating unit, Protalix Ltd., is an Israeli corporation. Our principal business address is 2 Snunit Street, Science Park, POB 455, Carmiel, Israel 21000, where we operate a research and manufacturing facility.

        Our patented plant cell system enables the expression in plant cells of specific genes, most often genes coding expression for proteins of pharmaceutical or therapeutic value. Once a therapeutic protein is expressed in plant cells, the cells may be grown on an industrial-scale in our proprietary bioreactor system. Subsequently, the expressed protein is extracted from the plant cells and purified to a clinical grade. The glycosiliation of a protein is the addition of a glycan, or sugar, residue structure on the protein that, in certain cases, binds the protein to a target cell and enables the protein’s therapeutic function and/or its bioactivity. Our system presents a proprietary method for the expression of recombinant proteins that we believe is safe and scalable and will allow for the cost-effective industrial-scale production of such recombinant human therapeutic proteins. In addition, we believe that our proprietary plant-cell system has a number of advantages over other expression methodologies, as follows:

•	There is significantly reduced risk of disease or virus transmission to humans as our system does not involve the use of mammalian cells or mammalian components;
•	The relatively uniform glycosilation pattern of proteins produced in our system promotes drug product consistency;
•	When compared to other protein expression techniques, our system includes simpler production elements, is easily scalable and requires fewer capital expenditures and initial capital investments;
•	We expect our system to involve lower operational expenses as it requires minimal personnel training and less hands-on maintenance;
•	We may be able to express certain proteins through our proprietary plant cell system without infringing certain patents that cover the mammalian cell production of such proteins. In certain cases, the protein product is not itself subject to patent protection. However, the process of manufacturing the protein product in mammalian or bacterial cell systems may be protected by patents. Our proprietary manufacturing methods for expressing proteins in plant cells may present a manufacturing process that does not infringe these process patents; and
•	A protein expressed using our system may provide the basis for patents covering both the protein and methods of producing the protein, thereby providing potential market advantage.

        Our lead product candidate, prGCD, is a proprietary plant cell expressed recombinant form of Glucocerebrosidase (GCD) for the treatment of Gaucher Disease, a lysosomal storage disorder in humans. Glucocerebrosidase is an enzyme-based protein, the lack of which is a symptom of Gaucher Disease. Enzymes are proteins that catalyze, or accelerate, chemical reactions in cells. Gaucher Disease is commonly treated through enzyme replacement therapy (ERT), a medical treatment in which an enzyme is replaced in patients in whom the enzyme is lacking or dysfunctional. The only recombinant Glucocerebrosidase currently available on the market and approved worldwide for the treatment of Gaucher Disease is Cerezyme®, which is produced by Genzyme Corporation. According to public reports issued by Genzyme, annual sales of Cerezyme were $1 billion in 2006. We received approval from the United States Food & Drug Administration (FDA) to commence Phase I clinical trials of prGCD under an IND (Investigational New Drug) application in July 2005. The Phase I clinical study was completed in June 2006, and we believe that the data presented in the final clinical report of this trial was promising for proceeding to the next phase of clinical testing. Based upon our correspondence with the FDA, we have submitted an application for FDA approval to initiate a Phase III pivotal trial of prGCD, which we expect to commence in 2007.

        We believe that we have demonstrated the potential of our plant cell expression platform to become a safe and efficacious expression technology for the manufacture or expression of a wide variety of biopharmaceutical products. Accordingly, we are employing a two-pronged business strategy that enables us to pursue our goal of becoming a fully integrated biopharmaceutical company. In addition to our focused development of prGCD, we are using our protein expression technology to develop an innovative proprietary product pipeline. We are evaluating and initiating additional internal research programs through collaboration agreements with academic institutions, such as the Yeda Research and Development Company Limited, the technology transfer arm of Israel’s Weizmann Institute of Science. In addition, we continually review and consider development and commercialization alliances with potential corporate partners in specific and identified markets worldwide for specific products or territories in order to enable us to optimize our resources and effectively penetrate target markets. We entered into such an agreement with Teva Pharmaceutical Industries Ltd. in September 2006.

Company Background

        Our company was originally formed as Embassy Acquisition Corp., a Florida corporation, in November 1995 for the purpose of effecting a merger with an operating business. In April 1998, we merged with an orthodontic practice management company and acquired assets and assumed certain liabilities of 26 orthodontic practices in exchange for shares of our common stock and the entering into of practice management service agreements with these practices. Upon completing these acquisitions, we changed our name to Orthodontix, Inc. and began managing the business aspects of these practices. By November 1999, we had ceased providing practice management services. By May 2001, we had terminated our affiliation with all these practices and, during the years ended December 31, 2000 and 2001, we sold each of these practices until we had no further operations.

        Protalix Ltd., was originally incorporated in Israel as Metabogal Ltd. on December 27, 1993. During 1999, it changed its focus from plant secondary metabolites to the expression of recombinant therapeutic proteins in plant cells, and changed its name to Protalix Ltd. in April 2004. On December 31, 2006, we acquired through a merger with our wholly-owned subsidiary, Protalix Acquisition Co. Ltd., all of the outstanding shares of Protalix Ltd., in exchange for shares of our common stock, par value $0.001 per share. As a result, Protalix Ltd. is now our wholly-owned subsidiary. In connection with the merger, we effected a one-for-ten reverse stock split. Unless otherwise indicated, all share numbers in this Annual Report on Form 10-K give effect to such reverse stock split.

        On February 26, 2007, we changed our name to Protalix BioTherapeutics, Inc.

The Biogeneric Protein Expression Market

        Recombinant technologies have become the cornerstone of the modern medical biotechnology industry. There is a strong demand in the market for the discovery and development of recombinant DNA products such as therapeutic proteins, vaccines and antibodies. According to a 2006 report issued by BioWorld ® , a leading publisher of information about the biotechnology industry, the total annual market for biotechnological drugs is anticipated to approach $100 billion by 2010.

        As patents relating to various therapeutic proteins expire, pharmaceutical companies seek to produce biogeneric versions of such proteins in order to capture a portion of the market share of the proteins. Biogeneric proteins are the therapeutic equivalents of a referenced protein. Biogeneric drugs face significant barriers to market entry, such as the difficulty of developing an effective product and cell culture manufacturing process, strong branded competition and the complex patent coverage still surrounding many of the recombinant therapeutic proteins with high annual sales. Companies that can demonstrate superior methods of production may take advantage of commercial opportunities in the market for biogeneric products.

        We believe that one of our competitive strengths is our ability to use our plant cell expression system to overcome such barriers to market entry. We believe that our system will allow us, in certain cases, to produce proteins without infringing method-based patents or other intellectual property rights held by third parties relating to various drug candidates. These factors are important features for differentiation in the biogeneric therapeutic field and allow for the establishment of new production lines for the development of biogeneric products. We anticipate that a number of biogeneric products may be developed in collaboration with large pharmaceutical and biotechnology companies, and we expect to be able to generate up-front milestones and royalty revenue by entering early-stage deals with such partners to develop and scale up their biogeneric and innovative product candidates. In September 2006, we entered into a collaboration agreement with Teva Pharmaceutical Industries Ltd. for the development and manufacture of two proteins using our bioreactor system and for the potential development and commercialization of products based on such proteins.

Current Expression Technologies

        The current industry standard for expression of recombinant therapeutic glycoproteins, proteins that contain sugar residues, is expression in cultured mammalian cells, which is very costly and complicated to effect. The cells most often used in connection with mammalian protein expression are Chinese hamster ovary (CHO) cells, which are grown in highly sophisticated and costly stainless steel bioreactors. Despite their widespread use, such mammalian expression systems have a number of disadvantages. The stainless-steel bioreactors used in such systems involve extensive and very rigid monitoring and regulation of environmental conditions, such as temperature, pH levels, and oxygen levels, making such systems expensive and complicated to operate. Mammalian expression systems require large quantities of sophisticated and expensive growth medium. In order for a GCD enzyme to be effective in connection with ERT, exposed terminal mannose sugar residues, the structures on the protein that bind to the target cell and facilitate the internalization of the protein into the target cell, must be present on the sugar residue covering the protein in order to permit binding to macrophage mannose receptors, the structures to which the terminal mannose residues attach. The expression of therapeutic proteins through mammalian systems, in certain cases, produces a mixture of different forms of the proteins requiring complex post-expression modifications to the glycosilation structure of the desired protein. For example, with respect to the expression of GCD, modifications to the expressed protein are necessary to achieve the sugar residue structure necessary for the expressed protein to have binding qualities for attachment to a target cell, and for the protein to be able to effect the desired bioactivity. Without such modifications, the expressed protein would not be effective in connection with the treatment of Gaucher Disease by ERT as it will neither bind with a target cell nor effect the desired bioactivity. Lastly, the mammalian systems present the potential risk of transferring mammalian-derived pathogenic agents, such as viruses, resulting in the need for viral inactivation and monitoring for unexpected toxic agents.

        Another protein expression methodology is prokaryotic systems, which involve the expression of proteins in a bacterial culture. The industrial-scale production of recombinant proteins through prokaryotic systems is more cost-effective than other expression methodologies. However, the use of prokaryotic expression systems is limited to the expression of simple proteins, such as insulin or growth hormones, because bacterial cultures cannot produce glycoproteins, which are complex forms of proteins. This is a significant limitation because glycoproteins constitute the majority of newly developed biotherapeutic drugs and those currently under development. In addition, several companies and research institutions have explored the expression of human proteins in genetically-modified organisms, or GMOs, such as transgenic field-grown plants and transgenic animals. However, these alternate techniques may be restricted by environmental risks and by the difficulty in applying current good manufacturing practices (cGMPs) standards of the pharmaceutical industry to these expression technologies.

Our Proprietary Expression Technology

        As an alternative to current expression methodologies, we have developed a novel and proprietary bioreactor system for the expression and manufacture of recombinant proteins that uses plant cells, such as carrot cells, as the platform. Our flexible and disposable bioreactors are well-suited for plant cell growth using a simple, chemically-defined growth medium. The reactors are custom-designed and optimized for plant cell cultures, easy to use, rapidly scalable at a low cost, require less hands-on maintenance between cycles and entail very low initial capital investment.

        We believe that our plant cell expression system has the following advantages over other expression systems:

•	There is significantly reduced risk of disease or virus transmission to humans as our system does not involve the use of mammalian cells or mammalian components;
•	The relatively uniform glycosilation pattern of proteins produced in our system promotes drug product consistency;
•	When compared to other protein expression techniques, our system includes simpler production elements, is easily scalable and requires fewer capital expenditures and initial capital investments;
•	We expect our system to involve lower operational expenses as it requires minimal personnel training and less hands-on maintenance;

•	We may be able to express certain proteins through our proprietary plant cell system without infringing certain patents that cover the mammalian cell production of such proteins. In certain cases, the protein product is not itself subject to patent protection. However, the process of manufacturing the protein product in mammalian or bacterial cell systems may be protected by patents. Our proprietary manufacturing methods for expressing proteins in plant cells may present a manufacturing process that does not infringe these process patents; and
•	A protein expressed using our system may provide the basis for patents covering both the protein and methods of producing the protein, thereby providing potential market advantage.

        We believe, based upon our research and development efforts, that our plant cell expression system is capable of producing “human like” proteins with an amino acid structure of the desired human protein as well as a very similar, but not identical, glycan, or sugar, structure. Our research has demonstrated that by having a glycan and amino acid structure similar to naturally produced proteins, the plant cell expressed proteins maintain the biological activity that characterizes the human protein when tested in the relevant biological assays. Taken together, our research suggests that proteins produced by our plant cell system are likely to mimic the therapeutic functions of the natural human proteins that they are produced to replace.

        We have successfully demonstrated the feasibility of our system by producing, on an exploratory, research scale, a variety of therapeutic proteins belonging to different drug classes, such as enzymes, hormones, interferons, monoclonal antibodies and vaccines. However, our system is still in the early stages of development and optimization, and we can not provide assurance that we will be able to develop marketable drugs using our novel technology. We are currently conducting research on prGCD and a number of additional proteins.

prGCD for the Treatment of Gaucher Disease

        Our lead proprietary product candidate, prGCD, is a plant recombinant Glucocerebrosidase enzyme (GCD) for the treatment of Gaucher Disease. In July 2005, we received FDA approval of our IND application for prGCD, allowing us to initiate an FDA-approved clinical development program for prGCD that does not require us to conduct Phase II clinical trials. The Phase I clinical trial was completed in June 2006. We expect that, based upon the results of such concluded Phase I clinical trial together with the results of certain preclinical studies, we should be able to obtain FDA approval to initiate a pivotal Phase III trial of prGCD for the treatment of Gaucher Disease. We have submitted an application for FDA approval to initiate a Phase III pivotal trial of prGCD, which we expect to commence in 2007. However, there can be no assurance that we will obtain FDA approval to initiate such Phase III trial on a timely basis, if at all.

        Gaucher Disease is the most prevalent lysosomal storage disorder in humans. Lysosomes are small membrane-bound organelles within cells that contain hydrolytic enzymes necessary for intracellular digestion. Gaucher Disease is caused by mutations or deficiencies in the gene encoding GCD, a lysosomal enzyme that catalyzes the degradation of glucosylceramide (GlcCer). The normal degradation products of GlcCer are glucose and ceramide, which are easily excreted by the cells through normal biological processes. The absence of an active GCD enzyme leads to the accumulation of GlcCer in lysosomes of certain white blood cells called macrophages. Macrophages affected by the disease become highly enlarged due to the accumulation of GlcCer and are referred to as “Gaucher cells.” Gaucher cells accumulate in the spleen, liver, lungs, bone marrow and brain.

        There are three different types of Gaucher Disease, each determined by the level of GCD activity. The associated clinical symptoms of Type I Gaucher Disease include severe enlargement of the spleen and liver (hepatosplenomegaly), anemia, thrombocytopenia, osteoporosis, skeletal deterioration and bone fractures. Type 1 Gaucher Disease occurs worldwide in all populations; however, it is most prevalent in the Ashkenazi Jewish population (Jewish people of Eastern European ancestry) where it occurs at a rate of approximately 1:450 births. Type 2 Gaucher Disease involves an accumulation of Gaucher cells in the brain leading to acute brain damage and is usually fatal during the first three years of life. Type 2 Gaucher Disease occurs at a rate of 1:100,000 births. Type 3 Gaucher Disease is the chronic neuropathic form of the disease and occurs at a rate of 1:50,000 births. Neurological symptoms of Type 3 Gaucher Disease may include loss of motor control, mental deterioration and myoclonic seizures. Type 3 Gaucher Disease is generally fatal within 20 to 30 years of birth. According to published scientific studies, types 2 and 3 show no ethnic predilection.

        Gaucher Disease is currently treated by enzyme replacement therapy (ERT) using recombinant GCD to replace the mutated or deficient natural GCD enzyme. The only recombinant GCD currently available on the market and approved worldwide for the treatment of Gaucher Disease is Cerezyme, produced by Genzyme. There are no known severe side effects to the use of Cerezyme and its approved use over the past decade suggests that it is an effective treatment. According to public reports issued by Genzyme, annual sales of Cerezyme were $1 billion in 2006. Cerezyme is expressed in mammalian

Chinese hamster ovary (CHO) cells. In order for a GCD enzyme to be effective in connection with ERT, exposed terminal mannose sugar residues, the structures on the protein that bind to the target cell and facilitate the internalization of the protein into the target cell, must be present on the sugar residue covering the protein in order to permit binding to macrophage mannose receptors, the structures to which the terminal mannose residues attach. Cerezyme production involves sequential complex laboratory de-glycosilation processing in order to modify the drug to expose the terminal mannose residues so they can bind to the macrophage mannose receptors of the target cells, a procedure that increases the production cost of Cerezyme. According to Genzyme’s public reports, Cerezyme is currently used to treat approximately 4,800 patients.

        Another much less frequently used drug for the treatment of Gaucher Disease is Zavesca® (miglustat), marketed by Actelion Ltd. Zavesca has been approved by the FDA for use in the United States as an oral treatment. However, it has side effects and the FDA has approved it only for administration to those patients who cannot be treated through enzyme replacement therapy (ERT), such as Cerezyme, and, accordingly, have no other treatment alternative. As a result, Zavesca’s use has been very limited and Actelion reported sales of Zavesca of approximately CHF $18 million for the nine months ended September 30, 2006.

        Our prGCD expression in carrot cells permits intracellular manipulation of the protein glycosilation process, generating terminal mannose structures in vivo directly by the cells. This enables the production of a “ready to use” GCD enzyme, thus precluding the need for the costly post-production de-glycosilation modification required for proteins generated through mammalian cell expression. The prGCD terminal mannose residues on the sugar chains of prGCD facilitate elevated uptake and internalization into the target cells as compared to Cerezyme. Furthermore, when compared to Cerezyme, prGCD displays a superior to equivalent level of the desired enzymatic activity, depending on the biological test used. prGCD is potentially very safe and less expensive to produce as it does not require mammalian-derived components in the manufacturing process. For the foregoing reasons, we believe that prGCD’s elevated internalization rates and bioactivity may lead prGCD to become a highly effective, and cost effective, treatment alternative for Gaucher Disease patients.

        We have filed process patents, as well as composition of matter patents, for prGCD thereby providing us with patent-pending manufacturing methodologies with respect to GCD. We believe that our strong intellectual property position in combination with the potential cost-effectiveness and superior bioactivity of prGCD, which may be demonstrated in the anticipated Phase III clinical trial, should allow aggressive penetration and establishment of prGCD as a treatment in the market of Gaucher Disease treatment; however, there can be no assurance that prGCD, even if approved for marketing, will effectively penetrate such market.

Pipeline Drug Candidates

        We are also developing the expression of a number of recombinant therapeutic proteins in our plant cell system that are currently being marketed at a high cost, which we believe does not infringe the method-based patents or other intellectual property rights of third parties in connection with production of such proteins. In order to select additional candidates for clinical development, we are testing, in-house and through collaborations with academic partners, several product candidates oriented towards specialty market segments. We have expressed a number of different proteins demonstrating biological activity. We continually evaluate potential protein drug candidates for different therapeutic indications.

PRX-102

        We are developing a proprietary alpha Galactosidase enzyme, which is a therapeutic enzyme for the treatment of Fabry disease, a rare genetic lysosomal storage disorder in humans, the symptoms of which involve the accumulation of lipids in the cells of the kidneys, heart and other organs. Fabry disease affects more than 8,000 people globally. We believe that the treatment of Fabry disease is a specialty clinical niche with a high growth potential. Currently there are two drugs available on the market to treat Fabry disease. Fabrazyme®, made by Genzyme, was approved for the treatment of Fabry disease in Europe in 2001 and in the United States in 2003. Genzyme reported $359 million in sales of Fabrazyme® in 2006. Another approved drug for the treatment of Fabry disease in the European Union is Replagal®, which is sold by Shire plc.

PRX-111

        We are developing two variants of a human fertility hormone targeted at the infertility market. We believe that the market for infertility treatments presents a strong opportunity. We are currently performing further research in order to evaluate the potential of these proteins. To date, we believe that our in vitro experiments have demonstrated promising biochemical and cellular results when compared to the currently marketed biotherapeutic proteins used in approved infertility treatments. However, we are performing additional evaluation studies to determine whether it is in our interest to continue the research and development of these hormones.

Acetyl Choline Esterase

        On January 31, 2007, we entered into an agreement in principle, the Principles of a Research and License Agreement, with the Yissum Research and Development Company, the technology transfer arm of the Hebrew University of Jerusalem, and the Boyce Thompson Institute, Inc. pursuant to which we are developing a proprietary plant based acetylcholinestrase (AChE) and its molecular variants for the use in several therapeutic and prophylactic indications, including a Biodefense program. Pursuant to the terms of the agreement in principle, we expect to license the technology underlying AChE from Yissum and Boyce Thompson. The terms of the license are subject to final negotiation. We are currently performing initial feasibility research in order to evaluate the potential for AChE and its variants for various therapeutic fields.

Oral Platform

        We have begun to develop a new method for delivering active recombinant proteins systematically through enteral administration via the oral administration of transgenic plant cells. The transgenic plant cells would then express a desired therapeutic protein that we believe will, in combination with the new oral delivery method, result in systemically delivered recombinant protein in an effective amount to a patient.

Strategic Collaborations

Teva Pharmaceutical Industries

        On September 14, 2006, Protalix Ltd. entered into a collaboration and licensing agreement with Teva Pharmaceutical Industries Ltd. for the development and manufacturing of two proteins using our plant cell expression system. The proteins, which we anticipate developing as treatments for diseases for which there exist a large market, are not part of our current product development pipeline. We have launched preliminary feasibility studies with respect to one protein under such agreement. Pursuant to the agreement, we will collaborate on the research and development of the two proteins utilizing our plant cell expression system. If the research and development efforts for either protein are successful, we will grant to Teva an exclusive license to commercialize the developed products in return for royalty and milestone payments payable upon the achievement of certain pre-defined goals. We will retain certain exclusive manufacturing rights with respect to the active pharmaceutical ingredient of the proteins following the first commercial sale of a licensed product under the agreement and other rights thereafter. To date, we have made no payments to Teva under this arrangement.

Weizmann Institute of Science/Yeda Research and Development Company Limited

        In March 2006, Protalix Ltd. entered into a Research and License Agreement with the Yeda Research and Development Company Limited, the technology transfer arm of Israel’s Weizmann Institute of Science, pursuant to which Yeda is using its technology to design a next generation of Glucocerebrosidase (GCD) for the treatment of Gaucher Disease that can be expressed using our plant cell system. The licensed technology provides a methodology for the rational design of an improved drug for the treatment of Gaucher Disease by ERT based on the 3-dimensional crystal structure of GCD that was solved by certain scientists associated with the Weizmann Institute during their research in recent years. A team of scientists at the Weizmann Institute has attempted to design modifications to the enzyme structure that may lead to development of a second generation enzyme for the treatment of Gaucher Disease. The research activities under the license are also funded by a grant by the Magneton program of the Ministry of Industry and Trade of Israel, a program created to support the transfer of emerging technologies from the academy to the industry. In consideration for Yeda’s research, Protalix Ltd. agreed to pay a fixed research budget amount. Yeda has granted Protalix Ltd. a license to use the licensed information for the development, manufacture, production and sale of enzymatically active mutations of GCD and derivatives therefrom for the treatment of Gaucher Disease. We are responsible for commercializing the products developed under the license. Commencing upon the fifth anniversary of the execution of the agreement and continuing through the 19th anniversary of the agreement, we are obligated to pay certain minimum royalty amounts and varying fixed royalty amounts on net sales of products for the treatment of Gaucher Disease, products for other indications and for sublicensing revenues. Accordingly, we will owe these payment obligations to Yeda even if we fail to generate any sales revenue from these products.

Licensing Arrangements

ICON Genetics- Bayer Innovations

        In April 2004, Protalix Ltd. entered into a Collaborative Research Agreement with Icon Genetics AG (which was subsequently acquired by Bayer Corporation) regarding certain proteins and an option to license Icon’s amplification technology for utilization in the expression of our products to improve our yield. In connection with such option, Protalix Ltd. entered into a license agreement with Icon on April 12, 2005, pursuant to which we received an exclusive worldwide license to develop, test, use and commercialize Icon’s technology to make certain proteins in our bioreactor platform. In addition, we are entitled to a non-exclusive worldwide license to make and have made other proteins expressed by using Icon’s technology in our technology. In consideration for the licenses, we are obligated to pay to Icon development milestone payments and royalties. To date, we have made no such payments to Icon.

Patents and Other Intellectual Property

        Our competitive position and future revenues, if any, depend in part on our ability, and that of our licensees, to obtain and leverage the intellectual property covering our product candidates, know-how, methods, processes, and other technologies, to protect our trade secrets, to prevent others from using our intellectual property, and to operate without infringing the intellectual property of third parties. Our policy is to seek to protect our competitive position by filing United States, Israeli and other foreign patent applications covering our technology, including both new technology and improvements to existing technology. Our patent strategy includes obtaining patents, where possible, on methods of manufacture, compositions of matter and methods of use. We also rely on know-how, continuing technological innovation, licensing and partnership opportunities to develop and maintain our competitive position. Lastly, we monitor third parties for activities that may infringe our intellectual property, as well as the progression of third party patent applications that may cover our products or methods and thus, potentially, interfere with the development of our business. We are aware, for example, of United States patents, and corresponding international counterparts of such patents, owned by third parties that contain claims covering methods of producing GCD. We do not believe that, if any claim of infringement were to be asserted against us based upon such patents, prGCD would be found to infringe any valid claim under such patents. However, there can be no assurance that a court would find in our favor or that, if we choose or are required to seek a license to any one or more of such patents, a license would be available to us on acceptable terms or at all.

        Our patent portfolio consists of several patent families (consisting of patents and patent applications) covering our technology. We have been issued patents in the United States, Israel, the European Community (the “EC”), Mexico, Poland, Hong Kong, and India that cover our disposable bioreactor system used in the expression of proteins. We have also been issued patents that protect the methods that we use for culturing and harvesting plant cells and/or tissues in consecutive cycles. Another patent family in our patent portfolio covers our system and method for producing glycosilated proteins, including prGCD, in a plant culture, particularly proteins having a high mannose glycosilation. An additional patent family covers a system and method for production of antibodies in a plant cell culture, and antibodies produced in such a system. In addition, our patent portfolio includes a patent for a new method for delivering active recombinant proteins systematically through enteral administration via the oral administration of transgenic plant cells. We have 46 granted and pending patent applications related to these aspects of our technology. Lastly, our patent portfolio includes a patent family containing five patent applications that we co-own and that covers human glycoprotein hormone and chain splice variants, including isolated nucleic acids encoding these variants. More specifically, this patent portfolio covers a new splice variant of human follicle-stimulating hormone, or FSH.

        Virginia Tech Intellectual Properties, Inc. has granted us a non-exclusive license to certain production patents and continuing applications thereof, including divisions, substitutions and continuations-in-part (but only to extent that the claims thereof are enabled by disclosure of the parent application); any patents issuing on said applications including reissues, reexaminations and extensions; and any corresponding foreign applications or patents. See “Risk Factors—If Protalix fails to adequately protect or enforce its intellectual property rights or secure rights to patents of others, the value of its intellectual property rights would diminish and its business and competitive position would suffer.”

Manufacturing

        Our drug product candidates, including prGCD, must be manufactured in a sterile environment and in compliance with current good manufacturing practices (cGMPs) set by the FDA and other relevant worldwide regulatory authorities. We use our current facility, which has approximately 5,000 sq/ft of clean rooms built according to industry standards, to develop, process and manufacture prGCD and other recombinant proteins. The entire protein production process takes place in a controlled environment. We outsource certain services in connection with final manufacturing processes to Teva. We anticipate entering into further internal and partnership programs in the future that will require additional scale-up of our manufacturing capacity. Consequently, we are planning to establish larger scale manufacturing facilities that will satisfy our production needs for the foreseeable future, which would increase our capital expenditures significantly.

        Under the terms of certain grants and other benefits granted to us by the Israeli government and entities affiliated with the Israeli government, our technology is subject to certain transfer of technology and manufacturing rights restrictions. For a description of such restrictions, see “Israeli Government Programs.”

Raw Materials and Suppliers

        We believe that the raw materials that we require throughout the manufacturing process of our current and potential drug product candidates are widely available from numerous suppliers and are generally considered to be generic industrial biological supplies. We do not rely on a single or unique supplier for the current production of any biotherapeutic proteins in our pipeline.

        Development and regulatory approval of our pharmaceutical products are dependent upon our ability to procure active ingredients and certain packaging materials from FDA-approved sources. Since the FDA approval process requires manufacturers to specify their proposed suppliers of active ingredients and certain packaging materials in their applications, FDA approval of a supplemental application to use a new supplier in connection with any drug candidate or approved product, if any, would be required if active ingredients or such packaging materials were no longer available from the specified supplier, which could result in manufacturing delays. From time to time, we intend to identify alternative FDA approved suppliers to ensure continued supply of necessary raw materials.

Competition

        The biotechnology and pharmaceutical industries are characterized by rapidly evolving technology and significant competition. Competition from numerous existing companies and others entering the fields in which we operate is intense and expected to increase. Most of these companies have substantially greater research and development, manufacturing, marketing, financial, technological personnel and managerial resources than we do. In addition, many specialized biotechnology companies have formed collaborations with large, established companies to support research, development and commercialization of products that may be competitive with our current and future product candidates and technologies. Acquisitions of competing companies by large pharmaceutical or biotechnology companies could enhance such competitors’ financial, marketing and other resources. Academic institutions, governmental agencies and other public and private research organizations are also conducting research activities and seeking patent protection and may commercialize competitive products or technologies on their own or through collaborations with pharmaceutical and biotechnology companies.

        We specifically face competition from companies with alternate treatments of Gaucher Disease and other lysosomal diseases, including Genzyme Corp., Shire Pharmaceuticals Group plc, Actelion Ltd. and Amicus Therapeutics, Inc., as well as companies that are developing other platforms for the production of recombinant therapeutic pharmaceuticals and biogeneric producers in general. We are aware of other companies that are developing alternative technologies to develop and produce protein therapeutics in anticipation of the expiration of certain patent claims covering marketed proteins. Competitors developing alternative expression technologies, including alternate plant-based technologies, include Biolex, Inc., Chlorogen, Inc., Greenovation Biotech GmbH, Dow Agroscience, Crucell N.V., Glycofi, Inc. and Shire Pharmaceuticals.

        Several biogeneric companies are pursuing the opportunity to develop and commercialize follow-on versions of other currently marketed biologic products, including growth factors, hormones, enzymes, interferons, and monoclonal antibodies, areas that interest us. These companies include, among others, Novartis AG/Sandoz Pharmaceuticals, BioGeneriX AG, Barr Pharmaceuticals, Stada Arzneimittel AG, BioPartners GmbH and Teva.

Government Regulation

        The testing, manufacture, distribution, advertising and marketing of drug products are subject to extensive regulation by federal, state and local governmental authorities in the United States, including the FDA, and by similar agencies in other countries. Any product that we develop must receive all relevant regulatory approvals or clearances, as the case may be, before it may be marketed in a particular country.

        The regulatory process, which includes overseeing preclinical studies and clinical trials of each pharmaceutical compound to establish its safety and efficacy and confirmation by the FDA that good laboratory, clinical and manufacturing practices were maintained during testing and manufacturing, can take many years, requires the expenditure of substantial resources, and gives larger companies with greater financial resources a competitive advantage over us. Delays or terminations of clinical trials that we undertake would likely impair our development of product candidates. Delays or terminations could result from a number of factors, including stringent enrollment criteria, slow rate of enrollment, size of patient population, having to compete with other clinical trials for eligible patients, geographical considerations and others.

        The FDA review process can be lengthy and unpredictable, and we may encounter delays or rejections of our applications when submitted. Generally, in order to gain FDA approval, we must first conduct preclinical studies in a laboratory and in animal models to obtain preliminary information on a compound and to identify any safety problems. The results of these studies are submitted as part of an IND application that the FDA must review before human clinical trials of an investigational drug can commence.

        Clinical trials are normally done in three sequential phases and generally take two to five years or longer to complete. Phase I consists of testing the drug product in a small number of humans, normally healthy volunteers, to determine preliminary safety and tolerable dose range. Phase II usually involves studies in a limited patient population to evaluate the effectiveness of the drug product in humans having the disease or medical condition for which the product is indicated, determine dosage tolerance and optimal dosage and identify possible common adverse effects and safety risks. Phase III consists of additional controlled testing at multiple clinical sites to establish clinical safety and effectiveness in an expanded patient population of geographically dispersed test sites to evaluate the overall benefit-risk relationship for administering the product and to provide an adequate basis for product labeling. Phase IV clinical trials may be conducted after approval to gain additional experience from the treatment of patients in the intended therapeutic indication.

        After completion of clinical trials of a new drug product, FDA and foreign regulatory authority marketing approval must be obtained. Assuming that the clinical data support the product’s safety and effectiveness for its intended use, a New Drug Application (NDA) is submitted to the FDA for its review. Generally, it takes one to three years to obtain approval. If questions arise during the FDA review process, approval may take a significantly longer period of time. The testing and approval processes require substantial time and effort and we may not receive approval on a timely basis, if at all, or the approval that we receive may be for a narrower indication than we had originally sought, potentially undermining the commercial viability of the product. Even if regulatory approvals are obtained, a marketed product is subject to continual review, and later discovery of previously unknown problems or failure to comply with the applicable regulatory requirements may result in restrictions on the marketing of a product or withdrawal of the product from the market as well as possible civil or criminal sanctions. For marketing outside the United States, we also will be subject to foreign regulatory requirements governing human clinical trials and marketing approval for pharmaceutical products. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary widely from country to country.

        None of our products under development has been approved for marketing in the United States or elsewhere. We may not be able to obtain regulatory approval for any such products under development in a timely manner, if at all. Failure to obtain requisite governmental approvals or failure to obtain approvals of the scope requested will delay or preclude us, or our licensees or marketing partners, from marketing our products, or limit the commercial use of our products, and thereby would have a material adverse effect on our business, financial condition and results of operations. See “Risk Factors—Protalix may not obtain the necessary U.S. or worldwide regulatory approvals to commercialize its drug candidates which would severely undermine its business by reducing the number of salable products and, therefore, corresponding product revenues.”

        The United States federal government regulates healthcare through various agencies, including but not limited to the following: (i) the FDA, which administers the Federal Food, Drug, and Cosmetic Act (FDCA), as well as other relevant laws; (ii) the Center for Medicare & Medicaid Services (CMS), which administers the Medicare and Medicaid programs; (iii) the Office of Inspector General (OIG) which enforces various laws aimed at curtailing fraudulent or abusive practices, including by way of example, the Anti-Kickback Law, the Anti-Physician Referral Law, commonly referred to as Stark, the Anti-Inducement Law, the Civil Money Penalty Law, and the laws that authorize the OIG to exclude healthcare providers and others from participating in federal healthcare programs; and (iv) the Office of Civil Rights, which administers the privacy aspects of the Health Insurance Portability and Accountability Act of 1996 (HIPAA). All of the aforementioned are agencies within the Department of Health and Human Services (HHS). Healthcare is also provided or regulated, as the case may be, by the Department of Defense through its TriCare program, the Department of Veterans Affairs, especially through the Veterans Health Care Act of 1992, the Public Health Service within HHS under Public Health Service Act ss. 340B (42 U.S.C. ss. 256b), the Department of Justice through the Federal False Claims Act and various criminal statutes, and state governments under the Medicaid and other state sponsored or funded programs and their internal laws regulating all healthcare activities.

        Medicare is the federal healthcare program for those who are (i) over 65 years of age, (ii) disabled, (iii) suffering from end-stage renal disease or (iv) suffering from Lou Gehrig’s disease. Medicare consists of part A, which covers inpatient costs, part B, which covers services by physicians and laboratories, durable medical equipment and certain drugs, primarily those administered by physicians, and part D, which provides drug coverage for most prescription drugs other than those covered under part B. Medicare also offers a managed care option under part C. Medicare is administered by CMS. In contrast, Medicaid is a state-federal healthcare program for the poor and is administered by the states pursuant to an agreement with the Secretary of Health and Human Services. Most state Medicaid programs cover most outpatient prescription drugs.

International Regulation

        We are subject to regulations and product registration requirements in many foreign countries in which we may sell our products, including in the areas of: product standards; packaging requirements; labeling requirements; import and export restrictions; and tariff regulations, duties and tax requirements. The time required to obtain clearance required by foreign countries may be longer or shorter than that required for FDA clearance, and requirements for licensing a product in a foreign country may differ significantly from FDA requirements.

        The primary regulatory environment in Europe is that of the EU, which consists of 25 countries encompassing most of the major countries in Europe.

Israeli Government Programs

        The following is a summary of the current principal Israeli tax laws applicable to us and Protalix Ltd., and of the Israeli Government programs from which we benefit. Some parts of this discussion are based on new tax legislation that has not been subject to judicial or administrative interpretation. Therefore, the views expressed in the discussion may not be accepted by the tax authorities in question. The discussion should not be construed as legal or professional tax advice and does not cover all possible tax considerations.

General Corporate Tax Structure in Israel

        Israeli companies are generally subject to corporate tax based on their taxable income. This rate was 34% in 2005 and 35% for 2004. Pursuant to a new tax reform plan, this tax rate is scheduled to decline to 31% in 2006, 29% in 2007, 27% in 2008, 26% in 2009 and 25% in 2010 and thereafter. As discussed below, the corporate tax rate is effectively reduced for income derived from an Approved Enterprise.

Law for the Encouragement of Capital Investments, 1959

        The Law for the Encouragement of Capital Investments, 1959, known as the Investment Law, provides certain incentives for capital investments in a production facility (or other eligible assets). Generally, an investment program that is implemented in accordance with the provisions of the Investment Law, referred to as an “Approved Enterprise,” is entitled to benefits. These benefits may include cash grants from the Israeli government and tax benefits, based upon, among other things, the location of the facility in which the investment is made or the election of the grantee.

        The Investment Law was significantly amended effective April 2005. We will continue to enjoy the tax benefits under the pre-revision provisions of the Investment Law, but if we are granted any new benefits in the future we will be subject to the provisions of the amended Investment Law. Therefore, the following discussion is a summary of the Investment Law prior to its amendment as well as the relevant changes contained in the new legislation.

        Under the Investment Law prior to its amendment, a company that wished to receive benefits had to receive an approval from the Investment Center of the Israeli Ministry of Industry, Trade and Labor, or Investment Center. Each certificate of approval for an Approved Enterprise relates to a specific investment program in the Approved Enterprise, delineated both by the financial scope of the investment and by the physical characteristics of the facility or the asset.

        An Approved Enterprise may elect to forego any entitlement to the grants otherwise available under the Investment Law and, instead, participate in an alternative benefits program under which the undistributed income from the Approved Enterprise is fully exempt from corporate tax for a defined period of time. Under the alternative package of benefits, a company’s undistributed income derived from an approved enterprise will be exempt from corporate tax for a period of between two and 10 years from the first year of taxable income, depending upon the geographic location within Israel of the Approved Enterprise. Upon expiration of the exemption period, the Approved Enterprise is eligible for the reduced tax rates otherwise applicable under the Investment Law for any remainder of the otherwise applicable benefits period (up to an aggregate benefits period of either seven or 10 years, depending on the location of the company or its definition as a foreign investors’ company). If a company has more than one Approved Enterprise program or if only a portion of its capital investments are approved, its effective tax rate is the result of a weighted combination of the applicable rates. The tax benefits from any certificate of approval relate only to taxable profits attributable to the specific Approved Enterprise. Income derived from activity that is not integral to the activity of the Approved Enterprise must be allocated among the different Approved Enterprises and therefore does not enjoy tax benefits.

        A company that has an Approved Enterprise program may be eligible for further tax benefits if it qualifies as a foreign investor’s company. A foreign investors’ company eligible for benefits is essentially a company that is more than 25% owned (measured by both share capital, and combined share and loan capital) by non-Israeli residents. A company that qualifies as a foreign investors’ company and has an Approved Enterprise program is eligible for tax benefits for a 10 year benefit period and may enjoy a reduced corporate tax rate of 10% to 25%, depending on the amount of the company’s shares held by non-Israeli shareholders.

        If a company that has an Approved Enterprise program is a wholly owned subsidiary of another company, then the percentage of foreign investments is determined based on the percentage of foreign investment in the parent company. The tax rates and related levels of foreign investments are set forth in the following table:

Percent of Foreign Ownership	Rate of Reduced Tax

0-25%	25%
25-49%	25%
49-74%	20%
75-90%	15%
90-100%	10%

        In addition, if a company that has an approved enterprise distributes a dividend during the tax benefit period or within 12 years thereafter (or, in the case of a foreign investor’s company, without time limitation), the dividend recipient is taxed at the reduced rate of 15% applicable to dividends from approved enterprises.

        Our facility in Israel has been granted “Approved Enterprise” status, and we have elected to participate in the alternative benefits program. Under the terms of our Approved Enterprise program, the facility is located in a top priority location, or “Zone A”, and, therefore, our income from that Approved Enterprise will be tax exempt in Israel for a period of 10 years, commencing with the year in which we first generate taxable income from the relevant Approved Enterprise. The current benefits program may not continue to be available and we may not continue to qualify for its benefits.

        A company that has elected to participate in the alternative benefits program and that subsequently pays a dividend out of the income derived from the Approved Enterprise during the tax exemption period will be subject to corporate tax in respect of the amount distributed at the rate that would have been applicable had the company not elected the alternative benefits program (generally 10% to 25%). If the dividend is distributed within twelve years after the commencement of the benefits period, the dividend recipient is taxed at the reduced withholding tax rate of 15%, or at the lower rate under an applicable tax treaty. After this period, the withholding tax rate is 25%, or at the lower rate under an applicable tax treaty. In the case of a company with a foreign investment level (as defined by the Investment Law) of 25% or more, the twelve-year limitation on reduced withholding tax on dividends does not apply. The company must withhold this tax at its source, regardless of whether the dividend is converted into foreign currency.

        The Investment Law also provides that an Approved Enterprise is entitled to accelerated depreciation on its property and equipment that are included in an approved investment program. This benefit is an incentive granted by the Israeli government regardless of whether the alternative benefits program is elected.

        The benefits available to an Approved Enterprise are conditioned upon terms stipulated in the Investment Law and regulations and the criteria set forth in the applicable certificate of approval. If Protalix Ltd. does not fulfill these conditions in whole or in part, the benefits can be canceled and Protalix Ltd. may be required to refund the amount of the benefits, linked to the Israeli consumer price index and with the addition of interest. We believe that Protalix Ltd. currently operates in compliance with all applicable conditions and criteria, but there can be no assurance that it will continue to do so. There can be no assurance that any Approved Enterprise status granted to Protalix Ltd.’s facilities will entitle us to the same benefits to which it is currently entitled.

        Pursuant to a recent amendment to the Investment Law, the approval of the Investment Center is required only for Approved Enterprises that receive cash grants. Approved Enterprises that do not receive benefits in the form of governmental cash grants, but only tax benefits, are no longer required to obtain this approval. Instead, these Approved

Enterprises are required to make certain investments as specified in the law. These Approved Enterprises may, at their discretion, elect to apply for a pre-ruling from the Israeli tax authorities confirming that they are in compliance with the provisions of the law or Approved Enterprises may claim the benefits offered under the Investment Law in their tax returns (provided they meet the criteria for such tax benefits).

        The amended Investment Law specifies certain conditions for an Approved Enterprise to be entitled to benefits. These conditions include:

•	the Approved Enterprise’s revenues from any single country or a separate customs territory may not exceed 75% of the Approved Enterprise’s total revenues; or
•	at least 25% of the Approved Enterprise’s revenues during the benefits period must be derived from sales into a single country or a separate customs territory with a population of at least 12 million.

        There can be no assurance that we will comply with the above conditions in the future or that we will be entitled to any additional benefits under the Investment Law. In addition, it is possible that we may not be able to operate in a way that maximizes utilization of the benefits under the Investment Law.

Encouragement of Industrial Research and Development Law, 1984

        In the past, Protalix Ltd. received grants from the Office of the Chief Scientist of the Israeli Ministry of Industry, Trade and Labor, the OCS, for the financing of a portion of its research and development expenditures in Israel. Since inception, Protalix Ltd. received or accrued grants from the OCS in respect of its continuing operations totaling approximately $4.9 million. Protalix Ltd. is required to repay up to 100% of the dollar value of these grants (plus interest equal to the LIBOR rate applied to the grants received on or after January 1, 1999) to the OCS through payments of royalties at a rate of 3% to 6% of revenues generated (depending on the sales period) from an OCS-funded project until the entire amount is repaid, plus interest. As of December 31, 2006, Protalix Ltd. had not paid or accrued royalties and Protalix Ltd.’s contingent liability to the OCS with respect to grants received was approximately $4.2 million.

        Under the Israeli Law for the Encouragement of Industrial Research and Development, 1984 and related regulations, or the Research Law, recipients of grants from the OCS are prohibited from manufacturing products developed using these grants outside of the State of Israel without special approvals. If Protalix Ltd. receives approval to manufacture the products developed with government grants outside of Israel, it will be required to pay an increased total amount of royalties (possibly up to 300% of the grant amounts plus interest), depending on the manufacturing volume that is performed outside of Israel, as well as a possible increased royalty rate.

        Additionally, under the Research Law, Protalix Ltd. is prohibited from transferring the OCS financed technologies and related intellectual property rights outside of the State of Israel except under limited circumstances and only with the approval of the Research Committee of the OCS. Protalix Ltd. may not receive the required approvals for any proposed transfer and, if received, Protalix Ltd. may be required to pay the OCS a portion of the consideration that it receives upon any sale of such technology by a non-Israeli entity. The scope of the support received, the royalties that Protalix Ltd. paid, the amount of time that elapsed between the date on which the know-how was transferred and the date on which the grants were received, and the sale price and the form of transaction, will be taken into account in order to calculate the amount of the payment. Approval of the transfer of technology to residents of the State of Israel is required, and may be granted in specific circumstances only if the recipient abides by the provisions of applicable laws, including the restrictions on the transfer of know-how and the obligation to pay royalties in an amount that may be increased. No assurances can be made that consent, if requested, will be granted.

        The State of Israel does not own intellectual property rights in technology developed with OCS funding and there is no restriction on the export of products manufactured using technology developed with OCS funding. The technology is, however, subject to transfer of technology and manufacturing rights restrictions as described above. OCS approval is not required for the export of any products resulting from the research or development or for the licensing of any technology in the ordinary course of business. For a description of such restrictions, please see “Risk Factors—Risks Relating to Our Operations in Israel.”

Special Provisions Relating to Taxation under Inflationary Conditions

        We are taxed in Israel under the Income Tax Law (Inflationary Adjustments), 1985, generally referred to as the Inflationary Adjustments Law. The Inflationary Adjustments Law is highly complex, and represents an attempt to overcome the problems presented to a traditional tax system by an economy undergoing rapid inflation. The provisions that are material to us are summarized below:

•	Where a company’s equity, as calculated under the Inflationary Adjustments Law, exceeds the depreciated cost of its fixed assets (as defined in the Inflationary Adjustments Law), a deduction from taxable income is permitted equal to this excess multiplied by the applicable annual rate of inflation. The maximum deduction permitted under this provision in any single tax year is 70% of taxable income, with the unused portion permitted to be carried forward, linked to the Israeli consumer price index.
•	Where a company’s depreciated cost of fixed assets exceeds its equity, then the excess multiplied by the applicable annual rate of inflation is added to taxable income.
•	Subject to specified limitations, depreciation deductions carryforwards on fixed assets and losses are adjusted for inflation based on the change in the consumer price index.

        Under the Inflationary Adjustments Law, results for tax purposes are measured in real terms, in accordance with changes in the Israeli consumer price index. The difference between the change in the Israeli consumer price index and the exchange rate of Israeli currency in relation to the dollar may in future periods cause significant differences between taxable income and the income measured in dollars as reflected in our consolidated financial statements.

Law for the Encouragement of Industry (Taxes), 1969

        We believe that Protalix Ltd. currently qualifies as an “Industrial Company” within the meaning of the Law for the Encouragement of Industry (Taxes), 1969, or the Industry Encouragement Law. The Industry Encouragement Law defines “Industrial Company” as a company resident in Israel that derives 90% or more of its income in any tax year (other than specified kinds of passive income such as capital gains, interest and dividends) from an “Industrial Enterprise” that it owns. An “Industrial Enterprise” is defined as an enterprise whose major activity in a given tax year is industrial production.

The following corporate tax benefits, among others, are available to Industrial Companies:

•	amortization of the cost of purchased know-how and patents over an eight-year period for tax purposes;
•	accelerated depreciation rates on equipment and buildings;
•	under specified conditions, an election to file consolidated tax returns with additional related Israeli Industrial Companies; and
•	expenses related to a public offering are deductible in equal amounts over three years.

        Eligibility for the benefits under the Industry Encouragement Law is not subject to receipt of prior approval from any governmental authority. It is possible that Protalix Ltd. may fail to qualify or may not continue to qualify as an “Industrial Company” or that the benefits described above will not be available in the future.

Tax Benefits for Research and Development

        Under specified conditions, Israeli tax laws allow a tax deduction by a company for research and development expenditures, including capital expenditures, for the year in which such expenditures are incurred. These expenses must relate to scientific research and development projects and must be approved by the OCS. Furthermore, the research and development projects must be for the promotion of the company and carried out by or on behalf of the company seeking such tax deduction. However, the amount of such deductible expenses is reduced by the sum of any funds received through government grants for the finance of such scientific research and development projects. Expenditures not so approved are deductible over a three-year period.

Tax Ruling and Lock-up Agreements Related to the Merger

        In connection with the merger, substantially all of the former shareholders of Protalix Ltd. entered into lock-up agreements to satisfy Israeli tax laws and contractual obligations. The lock-up agreements prohibit such former shareholders of Protalix Ltd. from, directly or indirectly, selling or otherwise transferring the shares of our common stock issued to them as a result of the merger during a period commencing upon the closing of the merger and ending on January 1, 2009. However, during such period, each such former Protalix shareholder may, under the terms of the lock-up agreements and the tax ruling described below, sell an aggregate of 10% of each such shareholder’s original number of locked-up shares. All permitted sales of locked-up shares that may be made during such time period are cumulative.

        Furthermore, under applicable tax law incorporated by reference into the tax ruling obtained by Protalix Ltd. from the Israeli tax authorities, during the lock-up period, we must maintain our holding of at least 51% of Protalix Ltd. and our shareholders at the time of the consummation of the merger must maintain, in the aggregate, holdings of at least 51% of our outstanding share capital.

        We and Protalix Ltd. are entitled to issue up to 25% of our respective share capital to third parties or a higher number of shares in a public offering, provided that we and Protalix Ltd. each remain compliant with the limitations described above.

        Notwithstanding the limitations described above, the following transactions shall not be subject to any limitation on the sale of shares under the ruling: (i) dispositions by any shareholder of our company that holds less than 5% of our voting rights or issued and outstanding share capital upon the merger; or (ii) a shareholder who is not subject to, or is exempt from, the payment of taxes in Israel. These transactions are restricted pursuant to the contractual lock-ups described above.

According to the tax ruling, until the second anniversary of the closing of the merger, the operation of our company and/or that of Protalix Ltd. shall be further limited as follows:

•	Most of Protalix Ltd.’s operations and activities shall be directed to research and development activities. The Encouragement of Industrial Research and Development Law, 1984, of the State of Israel defines research and development activity to include certain expenses incurred by a company in connection with the transition to the manufacturing and marketing of the products or technology that result from the research and development efforts.
•	The consideration received and to be received in connection with the issuance of our shares or rights, or those of Protalix Ltd., shall be used and reinvested in research and development activity as defined above. Such consideration includes any investment made in Protalix Ltd. prior to the merger and the cash held by us as of the closing of the merger, after the deduction of any amounts required for the operation of our company in the United States.
•	At least 75% of the research and development expenditures of Protalix Ltd. shall be made in Israel. However, the Israeli tax authorities may establish a lower percentage if Protalix Ltd. makes expenditures in connection with clinical and toxicology trials that cannot be conducted in Israel.

Employees

        We believe that our success will greatly depend on our ability to identify, attract and retain capable employees. As of February 28, 2007, we had 69 employees, of whom 14 have Ph.D.s in their respective scientific fields. We believe that our relations with these employees are good. We intend to continue to hire additional employees in research and development, manufacturing and administration in order to meet our operation plans. Expansion orders issued by the Israeli Ministry of Labor and Welfare make certain industry-wide collective bargaining agreements applicable to us. These agreements affect matters such as cost of living adjustments to salaries, length of working hours and week, recuperation, travel expenses, and pension rights. Otherwise, our employees are not represented by a labor union or otherwise represented under a collective bargaining agreement. See “Risk Factors—Protalix depends upon key employees and consultants in a competitive market for skilled personnel. If Protalix is unable to attract and retain key personnel, it could adversely affect Protalix’s ability to develop and market its products.” We have no employees apart from those employed by Protalix Ltd.

Available Information

        Our corporate website is www.protalix.com. We make available on our website, free of charge, our SEC filings, including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any

amendments to these reports, as soon as reasonably practicable after we electronically file these documents with, or furnish them to, the Securities and Exchange Commission. Information on our website is not part of this document.

        Our website also includes printable versions of our Code of Business Conduct and Ethics and the charters for each of the Audit, Compensation and Nominating Committees of our Board of Directors. Each of these documents is also available in print to any stockholder who requests a copy by addressing a request to:

Protalix BioTherapeutics, Inc.
2 Snunit Street
Science Park
POB 455
Carmiel 2100, Israel
Attn: Mr. Yossi Maimon, CFO

Item 1A. Risk Factors

        Investors should carefully consider the risks described below together with the other information included in this Annual Report on Form 10-K. Our business, financial condition or results of operations could be adversely affected by any of these risks. If any of these risks occur, the value our common stock could decline.

Risks related to our business

We currently have no product revenues and will need to raise additional capital to operate our business.

        Drug development and commercialization is very capital intensive. Until we receive approval from the FDA and other regulatory authorities for our drug candidates, we cannot sell our drugs and will not have product revenues. Therefore, for the foreseeable future, we will have to fund all of our operations and capital expenditures from the net proceeds of any equity or debt offerings, licensing fees and grants. We will need additional financing, which may not be available on favorable terms, if at all. Over the next twelve months, we expect to spend a minimum of approximately $6 million on clinical development for our products under development. Based on our current plans and capital resources, we believe that our cash and cash equivalents will be sufficient to enable us to meet our minimum planned operating needs for at least the next 18 months. However, changes may occur that could consume our existing capital at a faster rate than projected, including, among others, changes in the progress of our research and development efforts, the cost and timing of regulatory approvals and the costs of protecting our intellectual property rights. We expect to seek additional financing to implement and fund longer-term product development, pre-clinical studies and clinical trials for the drugs in our pipeline as well as additional drug candidates and other research and development projects. If we are unable to secure additional financing in the future on acceptable terms, or at all, we may be unable to commence or complete planned pre-clinical and clinical trials or obtain approval of our drug candidates from the FDA and other regulatory authorities. In addition, we may be forced to reduce or discontinue product development or product licensing, reduce or forego sales and marketing efforts and other commercialization activities or forego attractive business opportunities in order to improve our liquidity and to enable us to continue operations. Any additional sources of financing will likely involve the issuance of our equity securities, which will have a dilutive effect on stockholders.

We are not currently profitable and may never become profitable.

        We expect to incur substantial losses for the foreseeable future and may never become profitable. We also expect to continue to incur significant operating and capital expenditures, and we anticipate that our expenses will increase substantially in the foreseeable future as we:

•	continue to undertake pre-clinical development and clinical trials for our current and new drug candidates;
•	seek regulatory approvals for our drug candidates;
•	implement additional internal systems and infrastructure;
•	seek to license-in additional technologies to develop; and
•	hire additional personnel.

        We also expect to continue to experience negative cash flow for the foreseeable future as we fund our operating losses and capital expenditures. As a result, we will need to generate significant revenues in order to achieve and maintain profitability. We may not be able to generate these revenues or achieve profitability in the future. Our failure to achieve or maintain profitability could negatively impact the value of our common stock.

We have a limited operating history upon which to base an investment decision.

        We are a business development stage company with a number of drug candidates. To date, we have not commercialized any of our drug candidates or received any FDA or other approval to market any drug. The successful commercialization of our drug candidates will require us to perform a variety of functions, including:

•	continuing to undertake pre-clinical development and clinical trials;
•	participating in regulatory approval processes;
•	formulating and manufacturing products; and
•	conducting sales and marketing activities.

        Our operations and those of Protalix Ltd., our subsidiary, have been limited to organizing and staffing our company, acquiring, developing and securing our proprietary technology and undertaking, through third parties, pre-clinical trials and clinical trials of our principal drug candidates. To date, only one drug candidate, prGCD, has completed Phase I clinical trials and the other four drug candidates have not commenced the preclinical trial phase of development. These operations provide a limited basis for investors to assess our ability to commercialize our drug candidates and whether to invest in us.

Our plant cell system is based solely on our bioreactor technology.

        Our plant cell system is based on our proprietary bioreactor technology. Our business is dependent upon the successful development and approval of our product candidates produced through this technology platform. Any material problems with our technology platform could have a material adverse effect on our business.

We may not obtain the necessary U.S. or worldwide regulatory approvals to commercialize our drug candidates.

        We will need FDA approval to commercialize our drug candidates in the United States and approvals from foreign regulators to commercialize our drug candidates elsewhere. In order to obtain FDA approval of any of our drug candidates, we must submit to the FDA a New Drug Application, or NDA, demonstrating that the drug candidate is safe for humans and effective for its intended use. This demonstration requires significant research and animal tests, which are referred to as pre-clinical studies, as well as human tests, which are referred to as clinical trials. Satisfaction of the FDA’s regulatory requirements typically takes many years, and depends upon the type, complexity and novelty of the drug candidate and requires substantial resources for research, development and testing. Our research and clinical efforts may not result in drugs that the FDA considers safe for humans and effective for indicated uses. After clinical trials are completed, the FDA has substantial discretion in the drug approval process of the drug candidate and may require us to conduct additional clinical testing or to perform post-marketing studies.

        The approval process may also be delayed by changes in government regulation, future legislation or administrative action or changes in FDA policy that occur prior to or during its regulatory review. Delays in obtaining regulatory approvals may:

•	delay commercialization of, and our ability to derive product revenues from, our drug candidates;
•	require us to perform costly procedures; or
•	otherwise diminish any competitive advantages that we may have.

        Even if we comply with all FDA requests, the FDA may ultimately reject one or more of our NDAs, or we might not obtain regulatory clearance in a timely manner. Failure to obtain FDA approval of any of our drug candidates in a timely manner or if at all will severely undermine our business by reducing our potential marketable products and, ability to guarantee corresponding product revenues.

        In foreign jurisdictions, we must receive approval from the appropriate regulatory authorities before we can commercialize any drug. Foreign regulatory approval processes generally include all of the risks associated with the FDA approval procedures described above. We might not be able to obtain the approvals necessary to commercialize our drug candidates for sale outside the United States in a timely manner, if at all.

Clinical trials are very expensive, time-consuming and difficult to design and implement.

        Human clinical trials are very expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. The clinical trial process is also time-consuming. Our drug candidates are in early stages of clinical or pre-clinical trials. We estimate that clinical trials of prGCD or any of our other potential drug candidates will take at least several years to complete. Furthermore, failure can occur at any stage of the trials, and we may encounter problems that cause us to abandon or repeat clinical trials. The commencement and completion of clinical trials may be delayed by several factors, including:

•	unforeseen safety issues;
•	determination of dosing issues;
•	lack of effectiveness during clinical trials;
•	failure of third party suppliers to supply drug substance;
•	slower than expected rates of patient recruitment;
•	inability to monitor patients adequately during or after treatment;
•	inability or unwillingness of medical investigators and institutional review boards to follow our clinical protocols; and
•	lack of sufficient funding to finance the clinical trials.

        In addition, we or the FDA may suspend our clinical trials at any time if it appears that we are exposing participants to unacceptable safety or health risks or if the FDA finds deficiencies in our IND submissions or the conduct of these trials.

If the results of our clinical trials do not support our drug candidate claims, the completion of development of such drug candidate may be significantly delayed or we may be forced to abandon development altogether, which will significantly impair our ability to generate product revenues.

        The results of our clinical trials might not support our claims of safety or efficacy. Further, success in pre-clinical testing and early clinical trials does not ensure that later clinical trials will be successful, and the results of later clinical trials may not replicate the results of prior clinical trials and pre-clinical testing. The clinical trial process may fail to demonstrate that our drug candidates are safe for humans and effective for indicated uses. In addition, our clinical trials may involve a specific and small patient population. Because of the small sample size, the results of these early clinical trials may not be indicative of future results. Adverse or inclusive results may cause us to abandon a drug candidate and may delay development of other drug candidates. Any delay in, or termination of, our clinical trials will delay the filing of our NDAs with the FDA and, ultimately, our ability to commercialize our drug candidates and generate product revenues.

If physicians and patients do not accept and use our drugs, our ability to generate revenue from sales of our products will be materially impaired.

        Even if the FDA approves any of our drug candidates for commercialization, physicians and patients may not accept and use such candidates. Future acceptance and use of our products will depend upon a number of factors including:

•	perceptions by members of the health care community, including physicians, about the safety and effectiveness of our drugs;
•	pharmacological benefit and cost-effectiveness of our products relative to competing products;
•	effectiveness of education, marketing and distribution efforts by us and our licensees and distributors, if any; and
•	the price for our products and competing products.

        Because we expect sales of our current drug candidates, if approved, to generate substantially all of our product revenues for the foreseeable future, the failure of any of these drugs to find market acceptance would harm our business and could require us to seek additional financing.

Because our drug development program depends upon third-party researchers, the results of our clinical trials and such research activities are, to a certain extent, beyond our control.

        We depend upon independent investigators and collaborators, such as universities and medical institutions, to conduct our pre-clinical and clinical trials. For example, the Phase I clinical trials of prGCD were conducted at Hadassah Medical Center, Jerusalem, Israel. These collaborators are not our employees, and we cannot control the amount or timing of resources that they devote to our programs. These investigators may not assign as great a priority to our programs or pursue them as diligently as we would if we were undertaking such programs directly. If outside collaborators fail to devote sufficient time and resources to our drug-development programs, or if their performance is substandard, the approval of our FDA applications, if any, and our introduction of new drugs, if any, may be delayed. These collaborators may also have relationships with other commercial entities, some of whom may compete with us. If our collaborators also assist our competitors, our competitive position could be harmed.

Our strategy, in many cases, is to enter into collaboration agreements with third parties with respect to our product candidates and we may require additional collaboration agreements. If we fail to enter into these agreements or if we or the third parties do not perform under such agreements, it could impair our ability to commercialize our products.

        Our strategy for the completion of the required development and clinical testing of our products and for the marketing and commercialization of our products, in many cases, depends upon entering into collaboration arrangements with pharmaceutical companies to market, commercialize and distribute our products. To date, we have entered into an agreement with Teva, which relates to the development of two proteins, and licensing by Teva of such proteins in consideration for royalties and milestone payments. Under our agreement with Bayer (Icon), the parties agreed to perform collaborative research in connection with improvements to the yield of expressed proteins. We received the right to license Icon’s technology in consideration for royalties and milestone payments.

        If we or any of our partners breach or terminate the agreements that make up such collaboration arrangements or such partners otherwise fail to conduct their collaboration-related activities in a timely manner or if there is a dispute about their obligations, we may need to seek other partners or we may have to develop our own internal sales and marketing capability for our current and future products. Accordingly, we may need to enter into additional collaboration agreements and our success may depend upon obtaining additional collaboration partners. In addition, we may depend on our collaborators’expertise and dedication of sufficient resources to develop and commercialize our proposed products.

        We may, in the future, grant to collaboration partners rights to license and commercialize pharmaceutical products developed under collaboration agreements. Under these arrangements, our collaboration partners may control key decisions relating to the development of the products. The rights of our collaboration partners would limit our flexibility in considering alternatives for the commercialization of our products. If we fail to successfully develop these relationships or if our collaboration partners fail to successfully develop or commercialize any of our products, it may delay or prevent us from developing or commercializing our products in a competitive and timely manner and would have a material adverse effect on the commercialization of our products. See “Risk Factors - We have no experience selling, marketing or distributing products and no internal capability to do so.”

The manufacture of our products is an exacting and complex process, and if we or one of our materials suppliers encounter problems manufacturing our products, our business could suffer.

        The FDA and foreign regulators require manufacturers to register manufacturing facilities. The FDA and foreign regulators also inspect these facilities to confirm compliance with cGMP or similar requirements that the FDA or foreign regulators establish. We or our materials suppliers may face manufacturing or quality control problems causing product production and shipment delays or a situation where we or the supplier may not be able to maintain compliance with the FDA’s cGMP requirements, or those of foreign regulators, necessary to continue manufacturing our drug substance. Any failure to comply with cGMP requirements or other FDA or foreign regulatory requirements could adversely affect our clinical research activities and our ability to market and develop our products. Our current facility has not been audited by the FDA. There can be no assurance that we will be able to comply with FDA or foreign regulatory manufacturing requirements for our current facility or any future facility that we may establish, which would have a material adverse effect on our business.

We rely on third parties for final processing of our prGCD candidate, which exposes us to a number of risks that may delay development, regulatory approval and commercialization of our products or result in higher product costs.

        We have no experience in the final filling and freeze drying steps of the drug manufacturing process. We have entered into a contract with Teva to perform the final filling and freeze drying steps for our prGCD drug candidate in connection with our clinical trials. If any of our drug candidates receive FDA approval, we will rely on Teva or other third-party contractors to perform the final manufacturing steps for our drugs on a commercial scale. We may be unable to identify manufacturers and replacement manufacturers on acceptable terms or at all because the number of potential manufacturers is limited and the FDA must approve any replacement manufacturer, including us, and we or any such third party manufacturer might be unable to formulate and manufacture our drug products in the volume and of the quality required to meet our clinical needs and commercial needs. If we engage any contract manufacturers, such manufacturers may not perform as agreed or may not remain in the contract manufacturing business for the time required to supply its clinical trials or to successfully produce, store and distribute its products. Each of these risks could delay our clinical trials, the approval, if any, of prGCD and our other potential drug candidates by the FDA, or the commercialization of prGCD and our other drug candidates or result in higher costs or otherwise deprive us of potential product revenues.

We have no experience selling, marketing or distributing products and no internal capability to do so.

        We currently have no sales, marketing or distribution capabilities. While we intend to have a role in the commercialization of our products, we do not anticipate having the resources in the foreseeable future to develop global sales and marketing capabilities for all of the products we develop. Our future revenues depend, in part, on our ability to enter into and maintain collaborative relationships with other companies having sales, marketing and distribution capabilities, the collaborator’s strategic interest in the products under development and such collaborator’s ability to successfully market and sell any such products. We intend to pursue additional collaborative arrangements regarding the sales and marketing of our products; however, we might not be able to establish or maintain such collaborative arrangements, or if such arrangements are made, our counterparties might not have effective sales and marketing forces. To the extent that we decide not to, or are unable to, enter into collaborative arrangements with respect to the sales and marketing of our proposed products, significant capital expenditures, management resources and time will be required to establish and develop an in-house marketing and sales force with technical expertise. We may not be able to establish or maintain relationships with third party collaborators or develop in-house sales and distribution capabilities. To the extent that we depend on third parties for marketing and distribution, any revenues we receive will depend upon the efforts of such third parties, as well as the terms of our agreements with such third parties, which cannot be predicted at this early stage. We might not be able to market and sell our products in the United States or overseas.

We may enter into distribution arrangements and marketing alliances, which could require us to give up rights to our product candidates.

        We may rely on third-party distributors to distribute our products or enter into marketing alliances to sell our products. We may not be successful in entering into distribution arrangements and marketing alliances with third parties. Our failure to successfully develop a marketing and sales team or to enter into these arrangements on favorable terms could delay or impair our ability to commercialize our product candidates and could increase our costs of commercialization. Our dependence on distribution arrangements and marketing alliances to commercialize our product candidates will subject us to a number of risks, including:

•	we may be required to relinquish important rights to our products or product candidates;
•	we may not be able to control the amount and timing of resources that our distributors or collaborators may devote to the commercialization of our product candidates;
•	our distributors or collaborators may experience financial difficulties;
•	our distributors or collaborators may not devote sufficient time to the marketing and sales of our products thereby exposing us to potential expenses in terminating such distribution agreements; and
•	business combinations or significant changes in a collaborator’s business strategy may adversely affect a collaborator’s willingness or ability to complete its obligations under any arrangement.

        We may need to enter into additional co-promotion arrangements with third parties where our own sales force is neither well situated nor large enough to achieve maximum penetration in the market. We may not be successful in entering into any co-promotion arrangements, and the terms of any co-promotion arrangements may not be favorable to us. In addition, if we enter into co-promotion arrangements or market and sell additional products directly, we may need to further expand our sales force and incur additional costs.

        If we fail to enter into arrangements with third parties in a timely manner or if they fail to perform, it could adversely affect sales of our products. We and any of our third-party collaborators must also market our products in compliance with federal, state and local laws relating to the providing of incentives and inducements. Violation of these laws can result in substantial penalties.

Developments by competitors may render our products or technologies obsolete or non-competitive.

        We compete against fully integrated pharmaceutical companies and smaller companies that are collaborating with larger pharmaceutical companies, academic institutions, government agencies and other public and private research organizations, including Genzyme Corp., Shire Pharmaceuticals Group plc, Actelion Ltd. and Amicus Therapeutics, Inc. Genzyme currently sells proprietary compounds for the treatment of Gaucher Disease. In addition, companies pursuing different but related fields, as well as other protein expression platforms, represent substantial competition. Most of our competitors, either alone or together with their collaborative partners, operate larger research and development programs, staff and facilities and have substantially greater financial resources than we do, as well as significantly greater experience in:

•	developing drugs;
•	undertaking pre-clinical testing and human clinical trials;
•	obtaining FDA and other regulatory approvals of drugs;
•	formulating and manufacturing drugs; and
•	launching, marketing and selling drugs.

        These organizations also compete with us to attract qualified personnel, acquisitions and joint ventures candidates and for other collaborations.

If we fail to adequately protect or enforce our intellectual property rights or secure rights to third party patents, the value of our intellectual property rights would diminish and our business and competitive position would suffer.

        Our competitive position and future revenues will depend in part on our ability and the abilities of our licensors and collaborators to obtain and maintain patent protection for our products, methods, processes and other technologies, to preserve our trade secrets, to prevent third parties from infringing on our proprietary rights and to operate without infringing the proprietary rights of third parties. We have filed U.S. and Patent Cooperation Treaty (“PCT”) patent applications for process patents, as well as composition of matter patents, for prGCD. We also have 46 granted and pending patent applications that we own, and five patent applications that we co-own, as discussed under Item 1, “Business—Patents and Other Intellectual Property.”

        However, we cannot predict:

•	the degree and range of protection any patents will afford us against competitors, including whether third parties will find ways to invalidate or otherwise circumvent our licensed patents;
•	if and when patents will issue;
•	whether or not others will obtain patents claiming aspects similar to those covered by our licensed patents and patent applications; or
•	whether we will need to initiate litigation or administrative proceedings, which may be costly whether we win or lose.

        If patent rights covering our products are not sufficiently broad, they may not provide us with sufficient proprietary protection or competitive advantages against competitors with similar products and technologies. Furthermore, if the United States Patent and Trademark Office or foreign patent offices issue patents to us or our licensors, others may challenge the patents or circumvent the patents, or the patent office or the courts may invalidate the patents. Thus, any patents we own or license from or to third parties may not provide any protection against our competitors.

        Furthermore, the life of our patents is limited. The basic platform patent will expire in 2016. If patents issue from other currently submitted patent applications, those patents will expire between 2023 and 2025.

We rely on confidentiality agreements that could be breached and may be difficult to enforce.

        Although we believe that we take reasonable steps to protect our intellectual property, including the use of agreements relating to the non-disclosure of confidential information to third parties, as well as agreements that purport to require the disclosure and assignment to us of the rights to the ideas, developments, discoveries and inventions of our employees and consultants while we employ them, the agreements can be difficult and costly to enforce. Although we seek to obtain these types of agreements from our contractors, consultants, advisors and research collaborators, to the extent that they apply or independently develop intellectual property in connection with any of our projects, disputes may arise as to the proprietary rights to this type of information. If a dispute arises, a court may determine that the right belongs to a third party, and enforcement of our rights can be costly and unpredictable. In addition, we rely on trade secrets and proprietary know-how that we will seek to protect in part by confidentiality agreements with our employees, contractors, consultants, advisors or others. Despite the protective measures we employ, we still face the risk that:

•	these agreements may be breached;
•	these agreements may not provide adequate remedies for the applicable type of breach;
•	our trade secrets or proprietary know-how will otherwise become known;
•	our competitors will independently develop similar technology; or
•	our competitors will independently discover our proprietary information and trade secrets.

If we infringe the rights of third parties we could be prevented from selling products, forced to pay damages, and required to defend against litigation.

        If our products, methods, processes and other technologies infringe the proprietary rights of other parties, we could incur substantial costs and we may have to:

•	obtain licenses, which may not be available on commercially reasonable terms, if at all;
•	redesign our products or processes to avoid infringement;
•	stop using the subject matter claimed in the patents held by others, which could cause us to lose the use of one or more of our drug candidates;
•	defend litigation or administrative proceedings that may be costly whether we win or lose, and which could result in a substantial diversion of management resources; or
•	pay damages.

        We have not received to date any claims of infringement by any third parties. However, as our drug candidates progress into clinical trials and commercialization, if at all, our public profile and that of our drug candidates may be raised and generate such claims.

If we cannot meet requirements under our license agreements, we could lose the rights to our products.

        We depend on licensing agreements with third parties to maintain the intellectual property rights to certain of our products under development. Presently, we have licensed rights from Icon (Bayer), and Yeda. These agreements require us to make payments and satisfy performance obligations in order to maintain our rights under these licensing agreements. All of these agreements last either throughout the life of the patents, or with respect to other licensed technology, for a number of years after the first commercial sale of the relevant product.

        In addition, we are responsible for the cost of filing and prosecuting certain patent applications and maintaining certain issued patents licensed to us. If we do not meet our obligations under our license agreements in a timely manner, we could lose the rights to our proprietary technology.

        Finally, we may be required to obtain licenses to patents or other proprietary rights of third parties in connection with the development and use of our products and technologies. Licenses required under any such patents or proprietary rights might not be made available on terms acceptable to us, if at all.

If we are unable to successfully manage our growth, our business may be harmed.

        In addition to our own internally developed drug candidates, we proactively seek opportunities to license in and advance recombinant DNA products such as therapeutic proteins, vaccines and antibodies that are strategic and have value-creating potential to take advantage of our development know-how. Any additional drug candidates may significantly increase our capital requirements and place further strain on the time of our existing personnel, which may delay or otherwise adversely affect the development of our existing drug candidates, or cause us to re-prioritize our drug pipeline if we do not have the necessary capital resources to develop all of our drug candidates. Alternatively, we may be required to hire more employees and increase our facilities and corporate infrastructure, further increasing the size of our organization and related expenses. If we are unable to manage our growth effectively, we may not efficiently use our resources, which may delay the development of our drug candidates and negatively impact our business, results of operations and financial condition.

We depend upon key employees and consultants in a competitive market for skilled personnel. If we are unable to attract and retain key personnel, it could adversely affect our ability to develop and market our products.

        We are highly dependent upon the principal members of our management team, especially our President and Chief Executive Officer, Dr. David Aviezer, as well as our directors, scientific advisory board members, consultants and collaborating scientists. Many of these people were involved in the formation of Protalix Ltd. or have otherwise been involved with Protalix Ltd. for many years, have played integral roles in the progress of Protalix Ltd. and we believe that they will continue to provide value to us. A loss of any of these personnel may have a material adverse effect on aspects of our business and clinical development and regulatory programs. We have employment agreements with Dr. Aviezer and four other officers that may be terminated by us or the officer at any time with varying notice periods of 60 to 90 days. Although these employment agreements generally include non-competition covenants and provide for severance payments that are contingent upon the applicable employee’s refraining from competition with us, the applicable noncompetition provisions can be difficult and costly to monitor and enforce. The loss of any of these persons’ services would adversely affect our ability to develop and market our products and obtain necessary regulatory approvals. Further, we do not maintain key-man life insurance.

        We also will depend in part on the continued service of our key scientific personnel and our ability to identify, hire and retain additional personnel, including marketing and sales staff. We experience intense competition for qualified personnel, and the existence of non-competition agreements between prospective employees and their former employers may prevent us from hiring those individuals or subject us to suit from their former employers. While we attempt to provide competitive compensation packages to attract and retain key personnel, many of our competitors are likely to have greater resources and more experience than we have, making it difficult for us to compete successfully for key personnel.

Under current U.S. and Israeli law, we may not be able to enforce employees’ covenants not to compete and therefore may be unable to prevent our competitors from benefiting from the expertise of some of our former employees.

        We have entered into non-competition agreements with all of our employees. These agreements prohibit our employees, if they cease working for us, from competing directly with us or working for our competitors for a limited period. Under current U.S. and Israeli law, we may be unable to enforce these agreements against most of our employees and it may be difficult for us to restrict our competitors from gaining the expertise our former employees gained while working for us. If we cannot enforce our employees’ non-compete agreements, we may be unable to prevent our competitors from benefiting from the expertise of our former employees.

We may incur substantial expenses and liabilities and we may be required to limit commercialization of our products in response to product liability lawsuits.

        The clinical testing of, marketing and use of our products exposes us to product liability claims in the event that the use or misuse of those products causes injury, disease or results in adverse effects. Use of our products in clinical trials, as well as commercial sale, could result in product liability claims. In addition, sales of our products through third party arrangements could also subject us to product liability claims. We presently carry clinical trial liability insurance with coverages of up to $5 million per occurrence and $5 million in the aggregate, an amount we consider reasonable and customary. However, this insurance coverage includes various deductibles, limitations and exclusions from coverage, and in any event might not fully cover any potential claims. We may need to obtain additional clinical trial liability coverage prior to initiating additional clinical trials. We expect to obtain product liability insurance coverage before commercialization of our proposed products; however, the insurance is expensive and insurance companies may not issue this type of insurance when we need it. We may not be able to obtain adequate insurance in the future at an acceptable cost. Any product liability claim, even one that was not in excess of our insurance coverage or one that is meritless and/or unsuccessful, could adversely affect our cash available for other purposes, such as research and development. In addition, the existence of a product liability claim could affect the market price of our common stock.

We expect to face uncertainty over reimbursement and healthcare reform.

        In both the United States and other countries, sales of our products will depend in part upon the availability of reimbursement from third party payors, which include government health administration authorities, managed care providers and private health insurers. Third party payors are increasingly challenging the price and examining the cost effectiveness of medical products and services. We also cannot predict the effects of any health insurance or other healthcare reforms on the availability of reimbursement.

Risks relating to our operations in Israel

Potential political, economic and military instability in the State of Israel, where the majority of our senior management and our research and development facilities are located, may adversely affect our results of operations.

        Our office and research and development facilities are located in the State of Israel. Operations in Israel accounted for most of our operating expenses for 2005 and 2006. Accordingly, political, economic and military conditions in Israel directly affect our business. Since the State of Israel was established in 1948, a number of armed conflicts have occurred between Israel and its Arab neighbors. Any hostilities involving Israel or the interruption or curtailment of trade between Israel and its present trading partners, or a significant downturn in the economic or financial condition of Israel, could affect adversely our operations. Since October 2000, terrorist violence in Israel has increased significantly. Ongoing and revived hostilities or other Israeli political or economic factors could harm our operations and product development and cause our revenues to decrease. Furthermore, several countries, principally those in the Middle East, still restrict business with Israel and Israeli companies. These restrictive laws and policies may limit seriously our ability to sell our products in these countries.

        Although Israel has entered into various agreements with Egypt, Jordan and the Palestinian Authority, there has been an increase in unrest and terrorist activity since October 2000. The recent election of representatives of the Hamas movement to a majority of seats in the Palestinian Legislative Council has resulted in a further escalation in violence among Israel, the Palestinian Authority and other groups. Beginning in mid-2006, significant fighting has taken place between Israel and Hezbollah in Lebanon, resulting in rockets being fired from Lebanon up to 50 miles into Israel. Our facilities are located in northern Israel, are in range of rockets that were fired recently from Lebanon into Israel and suffered minimal damages during one of the rocket attacks. In the event that our facilities are damaged as a result of hostile action, our operations may be materially adversely affected.

Our operations may be disrupted by the obligations of our personnel to perform military service.

        Many of our male employees in Israel, including members of senior management, are obligated to perform one month (in some cases more) of annual military reserve duty until they reach age 45 and, in the event of a military conflict, could be called to active duty. Our operations could be disrupted by the absence of a significant number of our employees related to military service or the absence for extended periods of military service of one or more of our key employees. A disruption could materially adversely affect our business.

Because a certain portion of our expenses is incurred in New Israeli Shekels, or NIS, our results of operations may be seriously harmed by currency fluctuations.

        We generate our limited revenues in U.S. dollars but we pay a portion of our expenses in NIS. As a result, we are exposed to risk to the extent that the inflation rate in Israel exceeds the rate of devaluation of the NIS in relation to the U.S. dollar or if the timing of these devaluations lags behind inflation in Israel. In that event, the U.S. dollar cost of our operations in Israel will increase and our U.S. dollar-measured results of operations will be adversely affected. To the extent that the value of the NIS increases against the dollar, our expenses on a dollar cost basis increase. Our operations also could be adversely affected if we are unable to guard against currency fluctuations in the future. To date, we have not engaged in hedging transactions. In the future, we may enter into currency hedging transactions to decrease the risk of financial exposure from fluctuations in the exchange rate of the U.S. dollar against the NIS. These measures, however, may not adequately protect us from material adverse effects due to the impact of inflation in Israel.

The tax benefits available to us require that we meet several conditions and may be terminated or reduced in the future, which would increase our taxes.

        We are able to take advantage of tax exemptions and reductions resulting from the “Approved Enterprise” status of its facilities in Israel. To remain eligible for these tax benefits, we must continue to meet certain conditions, including making specified investments in property and equipment (of NIS 5.4 million), and financing at least 30% of such investments with share capital. If we fail to meet these conditions in the future, the tax benefits would be canceled and we may be required to refund any tax benefits we already have enjoyed. These tax benefits are subject to investment policy by the Israeli Government Investment Center and may not be continued in the future at their current levels or at any level. In recent years the Israeli government has reduced the benefits available and has indicated that it may further reduce or eliminate some of these benefits in the future. The termination or reduction of these tax benefits or our inability to qualify for additional “Approved Enterprise” approvals may increase our tax expenses in the future, which would reduce our expected profits. Additionally, if we increase our activities outside of Israel, for example, by future acquisitions, such increased activities generally may not be eligible for inclusion in Israeli tax benefit programs. As of December 31, 2006, we had tax exempt income attributable to the “Approved Enterprise” in the amount of approximately $15 million.

        In addition, our Net Operating Loss (NOL) carry forward of approximately $3 million might be restricted under Section 382 of the Internal Revenue Code (IRC). IRC Section 382 applies whenever a corporation with an NOL experiences an ownership change. As a result of Section 382, the taxable income for any post-change year that may be offset by the pre-change NOL may not exceed the general Section 382 limitation, which is the fair market value of the pre-change entity multiplied by the long term tax exempt rate.

The Israeli government grants we have received for certain research and development expenditures restrict our ability to manufacture products and transfer technologies outside of Israel and require us to satisfy specified conditions. If we fail to satisfy these conditions, we may be required to refund grants previously received together with interest and penalties.

        Our research and development efforts have been financed, in part, through grants that we have received from the Office of the Chief Scientist of the Israeli Ministry of Industry, Trade and Labor, or OCS. We, therefore, must comply with the requirements of the Israeli Law for the Encouragement of Industrial Research and Development, 1984 and related regulations, or the Research Law.

        Under the Research Law, the discretionary approval of an OCS committee is required for any transfer of technology developed with OCS funding. OCS approval is not required for the export of any products resulting from the research or development, or for the licensing of the technology in the ordinary course of business. We may not receive the required approvals for any proposed transfer. Such approvals, if granted, may be subject to the following additional restrictions:

•	we may be required to pay the OCS a portion of the consideration we receive upon any sale of such technology by an entity that is not Israeli. The scope of the support received, the royalties that were paid by us, the amount of time that elapses between the date on which the know-how is transferred and the date on which the grants were received, as well as the sale price, will be taken into account in order to calculate the amount of the payment; and
•	the transfer of manufacturing rights could be conditioned upon an increase in the royalty rate and payment of increased aggregate royalties (up to 300% of the amount of the grant plus interest, depending on the percentage of the manufacturing that is foreign).

These restrictions may impair our ability to sell our technology assets or to outsource manufacturing outside of Israel. We have no current intention to manufacture or transfer technologies out of Israel. The restrictions will continue to apply even after we have repaid the full amount of royalties payable for the grants.

Investors may have difficulties enforcing a U.S. judgment, including judgments based upon the civil liability provisions of the U.S. federal securities laws, against us, our executive officers and directors or asserting U.S. securities laws claims in Israel.

        Most of our directors and officers are not residents of the United States and most of our and their assets are located outside the United States. Service of process upon our non-U.S. resident directors and officers and enforcement of judgments obtained in the United States against us, some of our directors and executive officers may be difficult to obtain within the United States. We have been informed by our legal counsel in Israel, Baratz, Horn &Co., that there is doubt as to the enforceability of civil liabilities, including those judgments based upon U.S. federal securities laws, for original actions instituted in Israel.

        An investor also may find it difficult to enforce in either a U.S. or an Israeli court a U.S. court judgment, including a judgment based on the civil liability provisions of U.S. federal securities laws against us, or against our directors and officers. Moreover, an investor may find it difficult to bring an original action in an Israeli court to enforce liabilities based upon the U.S. federal securities laws against us, or against our directors and officers.

        Israeli courts might not enforce judgments rendered outside Israel, which may make it difficult to collect on judgments rendered against us, or against our directors and officers. Subject to certain time limitations, an Israeli court may declare a foreign civil judgment enforceable only if it finds that:

•	the judgment was rendered by a court that was, according to the laws of the state of the court, competent to render the judgment;
•	the judgment may no longer be appealed;
•	the obligation imposed by the judgment is enforceable according to the rules relating to the enforceability of judgments in Israel and the substance of the judgment is not contrary to public policy; and

•	the judgment is executory in the state in which it was given.

        Even if these conditions are satisfied, an Israeli court will not enforce a foreign judgment if it was given in a state whose laws do not provide for the enforcement of judgments of Israeli courts (subject to exceptional cases) or if its enforcement is likely to prejudice the sovereignty or security of the State of Israel. An Israeli court also will not declare a foreign judgment enforceable if:

•	the judgment was obtained by fraud;
•	there is a finding of lack of due process;
•	the judgment was rendered by a court not competent to render it according to the laws of private international law in Israel;
•	the judgment is at variance with another judgment that was given in the same matter between the same parties and that is still valid; or
•	at the time the action was brought in the foreign court, a suit in the same matter and between the same parties was pending before a court or tribunal in Israel.

Risks related to investing in our common stock

An investment in our common stock is very speculative and involves a very high degree of risk.

        To date, we have generated no revenues from product sales and only minimal revenues from license payments and other fees. Our accumulated deficit as of December 31, 2006, was $20.5 million. For the years ended December 31, 2006, 2005, and 2004, we had net losses of $9.4 million, $5.7 million and $2.4 million, respectively, primarily as a result of expenses incurred through a combination of research and development activities related to the various technologies under its control and expenses supporting those activities. Until we receive approval from the FDA and other regulatory authorities for its drug candidates, we cannot sell our drugs and will not generate product revenues. Therefore, for the foreseeable future, we will have to fund all of our operations and capital expenditures from the net proceeds of any equity or debt offerings, cash on hand, licensing fees and grants. Although we plan to pursue additional financing, we may not be able to secure financing when needed or obtain such financing on terms satisfactory to us, if at all.

The market price of our common stock may fluctuate significantly.

        The market price of our common stock may fluctuate significantly in response to numerous factors, some of which are beyond our control, such as:

•	the announcement of new products or product enhancements by us or our competitors;
•	developments concerning intellectual property rights and regulatory approvals;
•	variations in our and our competitors’ results of operations;
•	changes in earnings estimates or recommendations by securities analysts, if our common stock is covered by analysts;
•	developments in the biotechnology industry; and
•	general market conditions and other factors, including factors unrelated to our operating performance.

        Further, the stock market in general, and the market for biotechnology companies in particular, has recently experienced price and volume fluctuations. Continued market fluctuations could result in extreme volatility in the price of our common stock, which could cause a decline in the value of our common stock. Price volatility of our common stock may be worse if the trading volume of our common stock is low. We have not paid, and do not expect to pay, any cash dividends on our common stock as any earnings generated from future operations will be used to finance our operations. As a result, investors will not realize any income from an investment in our common stock until and unless their shares are sold at a profit.

Future sales of our common stock could reduce our stock price.

        Sales by stockholders of substantial amounts of our shares, the issuance of new shares by us or the perception that these sales may occur in the future, could affect materially and adversely the market price of our common stock.

        Some or all of the “restricted” shares of our common stock issued to former stockholders of Protalix Ltd. in connection with the merger or held by other stockholders may be offered from time to time in the open market pursuant to an effective registration statement or Rule 144, and these sales may have a depressive effect on the market for our common stock. We have agreed to use our best efforts to file a shelf registration statement with the Securities and Exchange Commission covering the resale of all shares of common stock received by Protalix Ltd.’s former stockholders after our common stock has been listed for trading on the American Stock Exchange, and to use our best efforts to cause such registration statement to be declared effective as promptly as possible after filing. We are obligated to maintain the effectiveness of this shelf registration statement until the shares registered under it are eligible for resale under Rule 144(k) of the Securities Act of 1933, as amended.

        However, under the terms of a tax ruling obtained by Protalix Ltd. from the Israeli tax authorities in connection with the merger, we and Protalix Ltd. are subject to various restrictions and conditions in connection with the issuance of shares for a period commencing upon the closing of the merger through January 1, 2009, including, but not limited to, a requirement that we maintain our holdings of at least 51% of the outstanding shares of Protalix Ltd. and that the shareholders at the time of the closing of the merger maintain aggregate holdings of at least 51% of our outstanding shares.

All liabilities of Orthodontix, Inc. have survived the merger and Orthodontix, Inc. may have undisclosed liabilities that could harm our revenues, business, prospects, financial condition and results of operations.

        Protalix Ltd. and its counsel conducted due diligence on Orthodontix, Inc. customary and appropriate for the reverse merger transaction consummated on December 31, 2006. However, the due diligence process may not have revealed all our material liabilities then existing or that could be asserted in the future against us relating to our activities before the consummation of the merger. In addition, the merger agreement contained no stockholder post-closing adjustments to the number of shares of common stock issued to pre-merger Protalix Ltd. stockholders as a means of providing a remedy for breaches of representations made in the merger agreement by Orthodontix, Inc., nor does it provide any relevant indemnifications. Any such potential liabilities of Orthodontix, Inc. survive the merger and could harm our revenues, business, prospects, financial condition and results of operations.

Trading of our common stock is limited.

        Our common stock began trading on the American Stock Exchange in March 2007. To date, the liquidity of our common stock is limited, not only in terms of the number of shares that can be bought and sold at a given price, but also through delays in the timing of transactions and reduction in security analyst and media coverage, if at all. These factors may result in lower prices for our common stock than might otherwise be obtained and could also result in a larger spread between the bid and ask prices for our common stock. In the absence of an active public trading market, an investor may be unable to liquidate his investment in our common stock. Trading of a relatively small volume of our common stock may have a greater impact on the trading price of our stock than would be the case if our public float were larger. Further, the limited liquidity could be an indication that the trading price is not reflective of the actual fair market value of our common stock.

Directors, executive officers, principal stockholders and affiliated entities own a significant percentage of our capital stock, and they may make decisions that an investor may not consider to be in the best interests of our stockholders.

        Our directors, executive officers, principal stockholders and affiliated entities beneficially own, in the aggregate, approximately 70% of our outstanding common stock. As a result, if some or all of them acted together, they would have the ability to exert substantial influence over the election of our Board of Directors and the outcome of issues requiring approval by our stockholders. This concentration of ownership may have the effect of delaying or preventing a change in control of our company that may be favored by other stockholders. This could prevent transactions in which stockholders might otherwise receive a premium for their shares over current market prices.

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and operating results. In addition, current and potential stockholders could lose confidence in our financial reporting, which could have a material adverse effect on the price of our common stock.

        Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our operating results could be harmed.

        Section 404 of the Sarbanes-Oxley Act of 2002 requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent registered public accounting firm addressing these assessments. Under current regulations, we are required to comply with the internal control evaluation and management’s assessment thereof as of the end of our 2007 fiscal year; we will be required to provide the report of our independent registered public accounting firm on our assessment for the fiscal year ending December 31, 2008. We are in the process of determining whether our existing internal controls over financial reporting systems are compliant with Section 404, and we may identify deficiencies that we may not be able to remediate in time to meet the deadlines imposed by the Sarbanes-Oxley Act. This process may divert internal resources and will take a significant amount of time and effort to complete.

        If it is determined that we are not in compliance with Section 404, we may be required to implement new internal control procedures and reevaluate our financial reporting. We may experience higher than anticipated operating expenses as well as increased independent auditor fees during the implementation of these changes and thereafter. Further, we may need to hire additional qualified personnel. In addition, if we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act, which could result in our being unable to obtain an unqualified report on internal controls from our independent auditors, which is required under current regulation for the fiscal year ended December 31, 2008. Failure to achieve and maintain an effective internal control environment could also cause investors to lose confidence in our reported financial information, which could have a material adverse effect on the price of our common stock.

Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses and divert management’s attention from operating our business.

        There have been other changing laws, regulations and standards relating to corporate governance and public disclosure in addition to the Sarbanes-Oxley Act as well as new regulations promulgated by the Commission and rules promulgated by the national securities exchanges and the NASDAQ. These new or changed laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. As a result, our efforts to comply with evolving laws, regulations and standards are likely to continue to result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. Our board members, Chief Executive Officer and Chief Financial Officer could face an increased risk of personal liability in connection with the performance of their duties. As a result, we may have difficulty attracting and retaining qualified board members and executive officers, which could harm our business. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies, our reputation may be harmed.

We are a holding company with no operations of our own.

        We are a holding company with no operations of our own. Accordingly, our ability to conduct our operations, service any debt that we may incur in the future and pay dividends, if any, is dependent upon the earnings from the business conducted by Protalix, Ltd., our only subsidiary. The distribution of those earnings or advances or other distributions of funds by our subsidiary to us are contingent upon its earnings and are subject to various business considerations and Israeli law. If Protalix Ltd. is unable to make sufficient distributions or advances to us, we may not have the cash resources necessary to conduct our corporate operations.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

        Our manufacturing facility and executive offices, which are leased for a period ending in April 2009, are located in Carmiel, Israel. The facilities contain approximately 1,300 square meters of laboratory and office space and are leased at a rate of approximately $10,000 per month. Our facilities are equipped with the requisite laboratory services required to conduct our business, and we believe that the existing facilities are adequate to meet our needs for the foreseeable future. In addition, we sublease an office in Ramat Gan, Israel, for approximately $1,400 per month.

Item 3. Legal Proceedings

        We are not involved in any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

        On December 13, 2006, the holders of a majority of our issued and outstanding voting securities approved actions by written consent in lieu of a special meeting in accordance with the relevant sections of the Florida Business Corporation Act to amend our Articles of Incorporation to change our name from Orthodontix, Inc. to Protalix BioTherapeutics, Inc. and to terminate our 1998 Stock Option Plan and adopt our 2006 Stock Incentive Plan.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common stock began trading on the American Stock Exchange under the symbol PLX on March 12, 2007. Prior to March 12, 2007, our common stock was quoted on the OTC Bulletin Board® under the symbols PXBT.OB, ORTX.OB, and OTIX.OB. High and low closing bid quotations, for the last two fiscal years, do not give effect to the one-for-ten reverse stock split effected on December 31, 2006, and were:

	2006		2005
Quarter Ended	High	Low	High	Low
March 31	$4.25	$3.58	$0.20	$0.16
June 30	$5.39	$3.50	$0.23	$0.16
September 31	$5.30	$3.20	$0.35	$0.13
December 31	$3.95	$1.52	$5.11	$0.20

These quotations reflect prices between dealers and do not include retain mark-ups, mark-downs, and commissions and may not necessarily represent actual transactions.

        There were approximately 514 stockholders of record at March 15, 2007. To date, we have not declared or paid any cash dividends on our common stock. We do not anticipate paying any dividends on our common stock in the foreseeable future.

Equity Compensation Plan Information

        The following table provides information as of December 31, 2006 with respect to the shares of our common stock that may be issued under our existing equity compensation plan.

	A	B	C
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Equity Compensation Plans Approved by Shareholders	5,375,174	$ 0.30	4,366,481
Equity Compensation Plans Not Approved by Shareholders	6,341,618	$ 7.14	—

Total	11,716,792	$ 4.00	4,366,481

Item 6. Selected Financial Data

        The selected consolidated financial data below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. The selected consolidated statements of operations data for the years ended December 31, 2006, 2005 and 2004 and for the period from December 27, 1993 through December 31, 2006 and the selected consolidated balance sheet data as of December 31, 2006 and 2005, are derived from, and are qualified by reference to, the audited consolidated financial statements included elsewhere in this Annual Report. The statement of operations data for the years ended December 31, 2002 and 2003 and the balance sheet data as of December 31, 2002, 2003 and 2004 are derived from audited financial statements not included in this Annual Report. The historical results presented below are not necessarily indicative of future results.

	Year Ended December 31,
	2002	2003	2004	2005	2006	Period from Dec. 27, 1993 through Dec. 31, 2006
	(in thousands, except share and per share amounts)
Consolidated Statement of Operations Data:
Revenues	—	$ 250	$ 430	$ 150	—	$ 830
Cost of revenues	—	51	120	35	—	206
Gross profit	—	199	310	115	—	624
Research and development expenses, net	375	239	1,920	3,773	$ 5,246	12,545
General and administrative expenses	502	603	807	2,131	4,525	8,996
Finance expense (income)	(11)	3	4	(43)	(344)	(368)

Net loss before change in accounting principle	$ 866	$ 646	$ 2,421	$ 5,746	$ 9,427	$ 20,549
Cumulative effect of change in accounting principle	—	3	—	—	(37)	(37)

Net loss	$ 866	$ 646	$ 2,421	$ 5,746	$ 9,390	$ 20,512

Net loss per share of common stock, basic and diluted:
Prior to cumulative effect of change in accounting principle	$ 0.05	$ 0.03	$ 0.13	$ 0.31	$ 0.32
Cumulative effect of change in accounting principle	—	—	—	—	*
Net loss per share of common stock, basic and diluted (1)	$ 0.05	$ 0.03	$ 0.13	$ 0.31	$ 0.32

Weighted average number of shares of common stock used in computing net loss per share of common stock (2)	18,801,527	18,801,527	18,801,527	18,801,527	29,300,987

Consolidated Balance Sheet Data:
Cash and cash equivalents	$ 215	$ 1,261	$ 1,477	$ 4,741	$ 15,378
Other assets	281	464	2,478	2,484	11,610
Total assets	496	1,725	3,955	7,225	26,988
Current Liabilities	343	290	1,246	845	2,268
Liabilities	390	1,431	2,480	1,130	2,704
Shareholders’ equity	106	294	1,475	6,095	24,284

*	Represents less than $1.
(1)	Reflects the retroactive effects of the impact of our merger with Protalix Ltd. and the resulting exchange of shares of common stock for the ordinary shares of Protalix Ltd. at an exchange ratio of approximately 61.08 shares of our common stock per ordinary share of Protalix Ltd. for all periods presented.
(2)	In connection with the merger, we effected a one-for-ten reverse stock split, therefore all share numbers presented in this Annual Report on Form 10-K give retroactive effect to the reverse stock split.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

        You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis, particularly with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. You should read “Risk Factors” in Item 1A of this Annual Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

        Our only business is conducted by our wholly owned subsidiary, Protalix Ltd., which we acquired through a reverse merger transaction effective December 31, 2006. The accounting treatment for the merger transaction was a recapitalization and as such the results of operations discussed below are those of Protalix Ltd. Prior to the merger transaction, we had not conducted any operations for several years. Protalix Ltd. was originally incorporated in Israel in December 1993.

        We are a clinical stage biopharmaceutical company that is developing and producing recombinant therapeutic proteins that are expressed through our proprietary plant cell system. Recombinant therapeutic proteins are proteins that are produced by different genetically modified organisms following the insertion of the relevant DNA into their genome and are the basis of most biopharmaceutical drugs currently under development. We are leveraging our plant cell culture and bioreactor technology for the production of recombinant therapeutic proteins, and we are currently developing several such biotherapeutic products. Our patented plant cell system enables the expression in plant cells of specific human genes, most often genes coding for proteins of pharmaceutical or therapeutic value. Once the plant cells produce a therapeutic protein, such protein may be grown on an industrial scale in our proprietary bioreactor system. Subsequently, the protein is extracted from the cells and purified to a clinical grade. Our system presents a proprietary method for the production of recombinant proteins that we believe is safe and scalable and may allow for the cost-effective industrial scale production of such recombinant human therapeutic proteins.

        Our lead product candidate, prGCD, is a proprietary plant cell expressed recombinant Glucocerebrosidase enzyme-based protein for the treatment of Gaucher Disease. In July 2005, we received FDA approval of our Investigational New Drug application, or IND, for prGCD, allowing us to initiate an FDA-approved clinical development program for prGCD and which does not require us to conduct Phase II clinical trials. The Phase I clinical trial was completed in June 2006. We have submitted an application for FDA approval to commence a Phase III pivotal trial of prGCD, which we expect to commence in 2007.

        We believe that we have demonstrated the potential of our plant cell manufacturing platform to become a safe and efficacious expression technology for the manufacturing of a wide variety of biopharmaceutical products. Accordingly, we are employing a two-pronged business strategy that enables us to pursue our goal of becoming a fully integrated biopharmaceutical company. In addition to our development of prGCD, we are using our protein expression technology to develop an innovative proprietary product pipeline. We are evaluating and initiating additional internal research programs through collaboration agreements with academic institutions, such as the Yeda Research and Development Company Limited, the technology transfer arm of the Weizmann Institute of Science. In addition, we continually review and consider development and commercialization alliances with corporate partners in specific and identified markets worldwide for products or territories in order to enable us to optimize our resources and effectively penetrate target markets. We recently entered into such an agreement with Teva Pharmaceutical Industries Ltd. in September 2006.

        Since its inception in December 1993, Protalix Ltd. has generated significant losses in connection with the research and development of its technology, including the clinical development of prGCD, and at December 31, 2006, we had an accumulated deficit of $20.5 million. Since we do not generate revenue from any of our product candidates, we expect to continue to generate losses in connection with the continued clinical development of prGCD and the research and development activities relating to our technology and other drug candidates. Such research and development activities are budgeted to expand over time and will require further resources if we are to be successful. As a result, we believe that our operating losses are likely to be substantial over the next several years. We will need to obtain additional funds to further develop our research and development programs.

Critical Accounting Policies

        Our significant accounting policies are more fully described in Note 1 to our consolidated financial statements appearing at the end of this Annual Report. We believe that the accounting policies below are critical for one to fully understand and evaluate our financial condition and results of operations.

        The discussion and analysis of our financial condition and results of operations is based on our financial statements, which we prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate such estimates and judgments, including those described in greater detail below. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Functional Currency

        The currency of the primary economic environment in which our operations are conducted is the dollar. As a development stage company with no significant source of revenues, we considered the currency of the primary economic environment to be the currency in which we expend cash. Most of our expenses and capital expenditures are incurred in dollars, and a significant source of our financing has been provided in U.S. dollars.

Research and Development Expense

        We expect our research and development expense to increase as we continue to develop our product candidates. Research and development expense consists of:

•	internal costs associated with research and development activities;
•	payments made to third party contract research organizations, contract manufacturers, investigative sites, and consultants;
•	manufacturing development costs;
•	personnel-related expenses, including salaries, benefits, travel, and related costs for the personnel involved in research and development;
•	activities relating to the advancement of product candidates through preclinical studies and clinical trials; and
•	facilities and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities, as well as laboratory and other supplies.

        These costs and expenses are partially funded by grants we received from the Office of the Chief Scientist of the Israeli Ministry of Industry, Trade and Labor, or the OCS. For additional information regarding the grant process, see “Business—Encouragement of Industrial Research and Development Law, 1984” in Item 1 of this Annual Report. There can be no assurance that we will continue to receive grants from the OCS in amounts sufficient for our operations, if at all.

        We have multiple research and development projects ongoing at any one time. We utilize our internal resources, employees, and infrastructure across multiple projects and track time spent by employees on specific projects. We are required to do so by the OCS in order to qualify for the grants we receive for our different projects. We expense research and development costs as incurred. We believe that significant investment in product development is a competitive necessity and plan to continue these investments in order to realize the potential of our product candidates. From inception in December 1993 through December 31, 2006, we have incurred gross research and development expenses in the aggregate of $17.7 million, which includes salaries and related expenses equal to $7.2 million (of which share-based compensation was $1.8 million), subcontractors expenses of $3.1 million, and expenses relating to materials and consumables of $2.7 million. These expenses were partially offset by grants received from the OCS totaling $5.1 million. We expect our research and development expenditures to increase significantly in the near future in connection with the anticipated commencement of the Phase III clinical trial for prGCD.

General and Administrative Expense

        General and administrative expense consists primarily of salaries and other related costs, including share-based compensation expense, for persons serving as our executive, finance, accounting and administration functions. Other general and administrative expense includes facility-related costs not otherwise included in research and development expense, costs associated with industry and trade shows and professional fees for legal and accounting services. We expect that our general and administrative expenses will increase as we add additional personnel and continue to comply with the reporting and other obligations applicable to public companies in the United States. From inception in December 1993 through December 31, 2006, we have spent $9.0 million on general and administrative expense, including share-based compensation expense of $4.1 million for options granted to employees and consultants.

Financial Expense and Income

Financial Expense and Income consists of the following:

•	interest earned on our cash and cash equivalents;
•	interest expense on short term bank credit and loan; and
•	expense or income resulting from fluctuations of the New Israeli Shekel (NIS), in which a portion of our assets and liabilities are denominated, against the United States Dollar and other foreign currencies.

Share-based compensation

       The discussion below regarding share-based compensation relates to share-based compensation paid by Protalix Ltd., our wholly-owned subsidiary.

        Until December 31, 2005, we accounted for employee share-based compensation in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations. Under APB 25, compensation expense is based on the difference, if any, on the date of the grant, between the fair value of our ordinary shares and the exercise price. In addition, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”(“SFAS 123”), we disclosed pro forma data assuming we had accounted for employee share option grants using the fair value-based method defined in SFAS 123.

        We apply Emerging Issue Task Force (“EITF”) 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” with respect to options granted in consideration of services granted by consultants.

        As of January 1, 2006, we adopted SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”), using the modified prospective method. This new standard requires measurement of share-based compensation cost for all share-based awards at the fair value on the grant date and recognition of share-based compensation over the service period for awards that we expect will vest. The fair value of stock options is determined based on the number of shares granted and the price of our ordinary shares, and calculated based on the Black-Scholes valuation model, which is consistent with our valuation techniques previously utilized for options in footnote disclosures required under SFAS 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” We recognize such value as expense over the service period, net of estimated forfeitures, using the accelerated method under SFAS 123R. Due to our adoption of SFAS 123R, we no longer have employee share-based compensation awards subject to variable accounting treatment. The cumulative effect of our adoption of SFAS 123R, as of January 1, 2006, was not material.

        The following table illustrates the pro forma effect on loss and loss per share assuming we had applied the fair value recognition provisions of SFAS 123 to our share-based employee compensation:

	Year Ended December 31,		Period from December 27, 1993 through December 31
	2004	2005	2005
	(Dollars in thousands, except per share data)
Net loss as reported	($2,421)	($5,746)	($11,122)
Add: share based employee compensation expense included in the reported net loss	149	509	732
Deduct: share-based employee compensation expense determined under fair value method	(170)	(539)	(788)
Pro forma net loss	($2,442)	($5,776)	($11,178)
Net loss per share of common stock:
Basic – as reported	($0.13)	($0.31)
Basic – pro forma	($0.13)	($0.31)
Diluted – as reported	($0.13)	($0.31)
Diluted – pro forma	($0.13)	($0.31)

        The fair value of options granted to employees during 2005 was $939,000. No options were granted during 2004. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted average assumptions (determined as described following the table):

	2005	2006
Dividend yield	0%	0%
Expected volatility	54%	44%
Risk-free interest rate	3.83%	4.77%
Expected life – in years	5.7	5.9

        Protalix Ltd. had multiple classes of stock before the conversion of all preferred shares into ordinary shares in September 2006. Through December 31, 2005, Protalix Ltd. considered the three commonly used methods described by the American Institute of Certified Public Accountants (the “AICPA”) practice aid, “Valuation of Privately-Held Company Equity Securities Issued as Compensation,” and determined that the Probability-Weighted Expected Return Method is the appropriate method to value its securities. We chose this method because it is forward-looking and incorporates future economic events and outcomes into the determination of value at the time of calculation. The method is limited, as are all forward-looking methods, in that it relies on a number of assumptions.

        Under the Probability-Weighted Expected Return Method, the value of the ordinary shares of Protalix Ltd. is estimated based upon an analysis of future values for the enterprise assuming various future outcomes. Share value is based upon the probability-weighted present value of expected future investment returns, considering each of the possible future outcomes available to the enterprise, as well as the rights of each share class. Although the future outcomes considered in any given valuation model will vary based upon the enterprise’s facts and circumstances, common future outcomes modeled might include an initial public offering, merger or sale, dissolution, or continued operation as a viable private enterprise.

        The Probability-Weighted Expected Return Method analysis presents value afforded to shareholders under four possible scenarios. Three of the scenarios assume a shareholder realization, either through an initial public offering, sale, merger or liquidation. The last scenario assumes operations continue as a private company and no realization transaction occurs. Fair value calculations of the ordinary shares of Protalix Ltd. were performed for dates close to the dates on which preferred shares were issued to third parties. We considered the issuance price of each series of preferred shares to third parties in the calculation of the fair value of the ordinary shares. For each of the first three realization scenarios, estimated future and present values for each of the share classes were calculated utilizing assumptions which consisted of the following:

•	expected pre-money value at the realization date;
•	standard deviation around the above pre-money value;
•	expected date of the realization scenario occurring;
•	standard deviation around the expected realization scenario occurrence date (in days); and
•	an appropriate risk-adjusted discount rate.

        SFAS 123R allows companies to estimate the expected term of the option rather than simply using the contractual term of an option. Because of lack of data on past option exercises by employees, the expected term of the options could not be based on historic exercise patterns. Accordingly, we adopted the simplified method as stipulated in the Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No.107, “Share-Based Payment” (“SAB 107”), according to which companies that cannot provide a good estimation regarding their options’ expected life, may calculate the expected term as the average between the vesting date and the expiration date, assuming the option was granted as a “plain vanilla” option.

        SAB 107 defines “plain vanilla share options” as those having the following characteristics:

•	share options are granted at the money;
•	exercisability is conditional only on performing service through the vesting date;
•	if an employee terminates service prior to vesting, the employee forfeits the share options;
•	if an employee terminates service after vesting, the employee has a limited period of time (typically 30-90 days) to exercise the share options; and
•	share options are nontransferable and nonhedgeable.

        All of the outstanding options granted by Protalix Ltd. were granted at an exercise price that was lower than the then share price. Accordingly, we assumed that the exercise period will on average be shorter than the average period between the vesting and the expiration of the options. However, due to the lack of information regarding exercise behavior, we implemented the methodology proposed above for the calculation of the expected term for all grants including those that were “in the money.”

        In performing the valuation, we assumed an expected 0% dividend yield in the previous years and in the next years. We do not have a dividend policy and given our development stage, dividends are not expected in the foreseeable future, if at all. SFAS 123R stipulates a number of factors that should be considered when estimating the expected volatility, including the implied volatility of traded options, historical volatility and the period that the shares of the company are being publicly traded. As we do not have any traded shares or options, the expected volatility figures used in this valuation have been calculated by using the historical volatility of traded shares of similar companies. In addition, we examined the standard deviation of shares of additional biotechnology companies that engage in research of cells and other relevant developments. We found that the standard deviation of the shares of comparable companies was in the range of 40%-60% over periods of three to six years. The volatility used for each grant differed based on its expected term. For the term of each grant of our options, the historical volatility was calculated based upon the overall trading history of the common stock of comparable companies.

        The risk-free interest rate in the table above has been based on the implied yield of U.S. federal reserve zero-coupon government bonds. The remaining term of the bonds used for each valuation was equal to the expected term of the grant. This methodology has been applied to all grants valued by us. SFAS 123R requires the use of a risk-free interest rate based on the implied yield currently available on zero-coupon government issues of the country in whose currency the exercise price is expressed, with a remaining term equal to the expected life of the option being valued. This requirement has been applied for all grants valued as part of this report.

        Ordinarily, a company will value options to acquire shares of common stock that are traded on a recognized exchange based on quotations of completed transactions in the shares, typically at the last quoted sales price on the valuation date because quoted market prices usually provide the most reliable measure of fair value. However, in certain situations, the fair value of stock options is not readily determinable by reference to the last quoted sales price. We have determined that it is not appropriate to base the fair value of the stock options granted to our consultants and non-employees on the last quoted sales price of our common stock as reported on the OTC Bulletin Board®, on which quotations for the common stock were displayed throughout 2006, for the following reasons.

        The merger was consummated on December 31, 2006; therefore, all quoted sales prices of the common stock through December 31, 2006 did not fully reflect the value attributable to the operations of Protalix Ltd. Further, the trading volume for the common stock throughout 2006 was very thin and trades were infrequent, which is common for a shell company that has no business operations. The average daily trading volume of the common stock during 2006 was approximately 800 shares. Under such circumstances, a small sales volume can have a disproportionate impact on sales price, a strong indication that the share price did not reflect true market valuation. Trading volume and trade frequency since December 31, 2006 also does not provide a guide to determining fair value because to date more than 99% of our shares are not registered and available for sale in the public market, the number of trades in the public market have been infrequent and the average daily volume continues to be very low. Therefore, we believe it is appropriate for the fair value of the options granted to our consultants and non-employees to be valued at fair value as determined in good faith by our management.

        To determine the fair value of the options granted to consultants and non-employees, we reviewed all transactions involving the sale of shares of Protalix Ltd. during the last half of 2006 that were negotiated on an arm’s length basis between independent and willing buyers and sellers, which we believe is a reliable indicator of fair value. We determined that the relevant share transaction was the merger itself, which was effected pursuant to a merger agreement executed in August 2006 and negotiated on an arm’s length basis with our then existing management. Concurrent with the execution of the merger agreement, certain investors, none of which were shareholders of Protalix Ltd. and one of which was the controlling shareholder of our company at that time, negotiated, on an arm’s length basis, with Protalix Ltd. to purchase ordinary shares of Protalix Ltd. for $15,000,000 in cash (see Note 6i to our consolidated financial statements). The terms of the share purchase agreement provided the investors with the right to exchange their ordinary shares of Protalix Ltd. at an exchange ratio that would entitle them to 15% of the outstanding share capital of our company, subsequent to the merger. In connection with this exchange, the investors would pay an additional $123,000 in cash. The proceeds from the purchase of the ordinary shares of Protalix Ltd., when added to the cash balance of our company that existed at the date of the closing of the merger, which was $877,000, resulted in a total investment of $16,000,000 in exchange for a 15% interest in our company subsequent to the reverse merger with Protalix Ltd. In both the share issuance for $15,000,000 and the subsequent merger transaction, the implied aggregate fair value of Protalix Ltd. after giving effect to the merger was approximately $1.50 per share. We believe the per share value determined in August is the reliable indicator of the fair value of the ordinary shares of Protalix Ltd., as well as our common stock as of December 31, 2006, subsequent to the merger, because there were no other material transactions or developments affecting Protalix Ltd. between August and December 2006. Therefore, based on the foregoing, we have determined that the basis for determining the fair value of the common stock underlying the options granted to consultants and non-employees was $1.50 per share as of December 31, 2006.

Results of Operations

Year ended December 31, 2006 compared to the year ended December 31, 2005

Revenues

        No revenues were recorded during the year ended December 31, 2006. Revenues were $150,000 for the year ended December 31, 2005. The revenues were generated in connection with our achievement of development milestones under a research and development program with a third party. This program was completed during fiscal year 2005, and $150,000 of development milestones payments payable to us in connection therewith were made in 2005.

Research and Development Expenses

        Research and development expenses were $7.0 million for the year ended December 31, 2006, an increase of $2.3 million, or 49%, from $4.7 million for the year ended December 31, 2005. The increase resulted primarily from the increase of $1.2 million in development expenses related to salaries for personnel involved in research and development and $0.7 million in related materials and general development expenses. The increase was partially offset by $800,000 from grants from the OCS equal to $1.8 million during 2006, compared to grants equal to $900,000 during 2005.

        We expect research and development expenses to continue to increase as we enter into a more advanced stage of clinical trials for our product candidates, especially with respect to the expected Phase III trial for prGCD.

General and Administrative Expenses

        General and administrative expenses were $4.5 million for the year ended December 31, 2006, an increase of $2.4 million, or approximately 114%, from $2.1 million for the year ended December 31, 2005. The increase resulted primarily from a $1.5 million increase in share-based compensation due to the application of SFAS 123R, resulting from additional stock option awards granted in 2006.

Financial Expenses and Income

        Financial income was $344,000 for the year ended December 31, 2006, an increase of $301,000, compared to $43,000 for the year ended December 31, 2005. The increase resulted primarily from a higher balance of cash and cash equivalents during the later period, primarily the result of the proceeds generated from the sale of ordinary shares of Protalix Ltd. in September 2006, which resulted in higher interest income.

Year ended December 31, 2005 compared to year ended December 31, 2004

Revenues

        Revenues were $150,000 for the year ended December 31, 2005, a decrease of $280,000, or 65%, from $430,000 for the year ended December 31, 2004. The revenues were generated in connection with our achievement of development milestones under the research and development program with a third party that was completed during fiscal year 2005. The decrease resulted primarily from our achievement of more significant development milestones under the program during 2004 compared to 2005.

Research and Development Expenses

        Research and development expenses were $4.7 million for the year ended December 31, 2005, an increase of $2.2 million, or 88%, from $2.5 million for the year ended December 31, 2004. The increase resulted primarily from an increase of $1.2 million in development expenses related to salaries and related consulting and materials associated with the development of prGCD. The increase was incurred in connection with the higher costs associated with the end of our preclinical trials and with the initiation of our Phase I clinical trial for prGCD during 2005. In addition, we incurred a $498,000 increase in share-based compensation. The increase was partially offset by a $362,000 increase in grant funds we received from the OCS; we received grants equal to $935,000 during 2005 compared to grants equal to $573,000 during 2004.

General and Administrative Expenses

        General and administrative expenses were $2.1 million for the year ended December 31, 2005, an increase of $1.3 million, or 175%, from $807,000 for the year ended December 31, 2004. The difference resulted primarily from a $1.1 million increase in share-based compensation.

Financial Expenses and Income

        Financial income was $43,000 for the year ended December 31, 2005, compared to an expense of $4,000 for the year ended December 31, 2004. The increase resulted primarily from the higher balance of cash and cash equivalents held during such periods and the incurrence of interest expense in connection with a $1.0 million loan.

Liquidity and Capital Resources

Sources of Liquidity

        As a result of our significant research and development expenditures and the lack of any approved products to generate product sales revenue, we have not been profitable and have generated operating losses since our inception. To date, we have funded our operations primarily with proceeds equal to $31.3 million from the sale of convertible preferred and ordinary shares of Protalix Ltd., and an additional $8.9 million in connection with the exercise of warrants issued in connection with the sale of such ordinary shares, through December 31, 2006. We believe that the funds currently available to us as are sufficient to satisfy our capital needs for the next 18 months.

        The following table summarizes our past funding sources:

Security	Year	Number of Shares		Amount(1)

Ordinary Shares	1996-2000	18,801,527	(2)	$1,100,000
Series A Convertible Preferred Shares	2001	11,635,090		$2,000,000
Series B Convertible Preferred Shares(3)	2004-2005	7,225,357		$4,500,000
Series C Convertible Preferred Shares(4)	2005	5,513,422		$7,700,000
Ordinary Shares(5)	2006	10,637,686		$16,000,000

(1)	Gross proceeds; does not include proceeds from warrant exercises.
(2)	Includes the issuance of ordinary shares to founders.

(3)	During 2005, 1,035,569 Series B Preferred Shares were converted on a 1:1 basis into Series C Preferred Shares for no additional consideration. Also in connection with such funding, warrants to purchase 181,228 Series B Preferred Shares were issued for no additional consideration with a total exercise price of $100,000. As of the closing date of the merger, 168,034 of such warrants were exercised for net proceeds equal to approximately $96,000 and 13,194 of such warrants have been forfeited.
(4)	In connection with such funding, warrants to purchase an additional 8,862,803 Series C Preferred Shares were granted to the investors for no additional consideration with a total exercise price equal to $9.0 million. As of the closing date of the merger, 5,296,279 of such warrants were exercised for net proceeds equal to $8.7 million, 3,384,502 were assumed by our company and 182,022 expired.
(5)	In connection with such funding, warrants to purchase 3,875,416 ordinary shares were issued for no additional consideration with a total exercise price equal to $5.3 million. These warrants were exercised in January 2007.

Cash Flows

        Net cash used in operations was $5.1 million for the year ended December 31, 2006. The net loss for 2006 of $9.4 million was mainly offset by non-cash charges for share-based compensation of $3.4 million, an increase in accounts payable of $1.3 million and depreciation of $502,000. Net cash used in investing activities for 2006 was $1.0 million and consisted primarily of purchases of property and equipment. Net cash provided by financing activities for 2006 was $16.7 million, consisting mainly of net proceeds of $14.9 million from the sale of ordinary shares of Protalix Ltd.

        Net cash used in operations was $3.2 million for the year ended December 31, 2005. The net loss for 2005 of $5.7 million was mainly offset by $1.9 million of non-cash share-based compensation, a decrease in accounts receivable of $400,000 and depreciation equal to $311,000. Net cash used in investing activities for 2005 was $903,000 and consisted primarily of $844,000 for purchases of property and equipment. Net cash provided from financing activities for 2005 was $7.4 million, which consisted primarily of net proceeds of $8.4 million from the sale of Series C Preferred Shares, which was partially offset by the repayment of a $1.0 million loan.

Future Funding Requirements

        We expect to incur losses from operations for the foreseeable future. We expect to incur increasing research and development expenses, including expenses related to the hiring of personnel and additional clinical trials. We expect that general and administrative expenses will also increase as we expand our finance and administrative staff, add infrastructure, and incur additional costs related to being a public company in the United States, including the costs of directors’ and officers’ insurance, investor relations programs, and increased professional fees. In addition, we are considering a new manufacturing facility that would meet the FDA requirements for the manufacture of our product candidates, which would increase our capital expenditures significantly.

        We believe that our existing cash and cash equivalents and short-term investments will be sufficient to enable us to fund our operating expenses and capital expenditure requirements for at least for the next 18 months. We have based this estimate on assumptions that are subject to change and may prove to be wrong, and we may be required to use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials.

        Our future capital requirements will depend on many factors, including the progress and results of our clinical trials, the duration and cost of discovery and preclinical development, and laboratory testing and clinical trials for our product candidates, the timing and outcome of regulatory review of our product candidates, the costs involved in preparing, filing, prosecuting, maintaining, defending, and enforcing patent claims and other intellectual property rights, the number and development requirements of other product candidates that we pursue, and the costs of commercialization activities, including product marketing, sales, and distribution.

        We will need to finance our future cash needs through public or private equity offerings, debt financings, or corporate collaboration and licensing arrangements. We currently do not have any commitments for future external funding. We may need to raise additional funds more quickly if one or more of our assumptions prove to be incorrect or if we choose to expand our product development efforts more rapidly than we presently anticipate. We may also decide to raise additional funds even before we need them if the conditions for raising capital are favorable. The sale of additional equity or debt securities will likely result in dilution to our shareholders. The incurrence of indebtedness would result in increased fixed obligations and could also result in covenants that would restrict our operations. Additional equity or debt financing, grants, or corporate collaboration and licensing arrangements may not be available on acceptable terms, if at all. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate our research and development programs, reduce our planned commercialization efforts or obtain funds through arrangements with collaborators or others that may require us to relinquish rights to certain product candidates that we might otherwise seek to develop or commercialize independently.

Effects of Inflation and Currency Fluctuations

        Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation has had a material effect on our results of operations during the years ended December 31, 2004, 2005, or 2006.

        Currency fluctuations could affect us by increased or decreased costs mainly for goods and services acquired outside of Israel. We do not believe currency fluctuations have had a material effect on our results of operations during the years ended December 31, 2004, 2005, or 2006.

Off-Balance Sheet Arrangements

        We have no off-balance sheet arrangements as of December 31, 2005 and 2006. See Note 5 of the consolidated financial statements for a full description of certain contingent royalty payments.

Recently Issued Accounting Pronouncements

        In June 2006, the Financial Accounting Standards Board (the “FASB”) issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes”, an interpretation of SFAS 109, “Accounting for Income Taxes.” FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting, and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction. FIN 48 is effective for fiscal years beginning after December 15, 2006 (January 1, 2007 for us). If there are changes in net assets as a result of application of FIN 48, these will be accounted for as an adjustment to retained earnings. We believe that the application of Fin 48 will not have a material effect on our financial position and results of operations.

        In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective commencing upon the fiscal year beginning after September 1, 2008. We are currently evaluating the impact of the provisions of SFAS 157 on our financial position and results of operations.

        In September 2006, the SEC released SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”, which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. We are required to initially apply SAB No. 108 during fiscal year 2007. The application of SFAS 108 did not have a material effect on our financial position and results of operations as of December 31, 2006.

        On February 15, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). Under this SFAS 159, we may elect to report financial instruments and certain other items at fair value on a contract-by-contract basis with changes in value reported in earnings. This election is irrevocable. SFAS 159 provides an opportunity to mitigate volatility in reported earnings that is caused by measuring hedged assets and liabilities that were previously required to use a different accounting method than the related hedging contracts when the complex provisions of SFAS 133 hedge accounting are not met. SFAS 159 is effective for years beginning after November 15, 2007. Early adoption within 120 days of the beginning of our 2007 fiscal year is permissible, provided a company has not yet issued interim financial statements for 2007 and has adopted SFAS 157. We do not intend to adopt SFAS 157 early, and we are currently evaluating the impact of adopting SFAS 159 on our financial position, cash flows, and results of operations.

Contractual Obligations

        The following table summarizes our significant contractual obligations at December 31, 2006:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$657	$237	$382	$38	—
Purchase obligations	$1,979	$1,979	—	—	—
Other long term liabilities reflected
on the balance sheet under GAAP	$436	—	—	—	$436

Selected Quarterly Financial Data (unaudited)

	Three Months Ended on
	2005				2006
	March 31	June 30	Sept. 30	Dec. 31	March 31	June 30	Sept. 30	Dec. 31

Revenues	$150	—	—	—	—	—	—	—
Cost of revenues	35	—	—	—	—	—	—	—
Gross profit	115	—
Net loss before change in accounting principle	957	1,092	1,767	1,930	1,596	1,868	2,499	3,464
Cumulative effect of change in accounting principle	—	—	—	—	(37)	—	—	—
Net loss for the period	$957	$1,092	$1,767	$1,930	$1,559	$1,868	$2,499	$3,464

Net loss per share of common stock, basic and diluted prior to cumulative effect of change in accounting principle	$0.05	$0.06	$0.09	$0.10	$0.08	$0.10	$0.12	$0.06
Cumulative effect of change in accounting principle	—	—	—	—	—	—	—	—
Net Loss per share of common stock	$0.05	$0.06	$0.09	$0.10	$0.08	$0.10	$0.12	$0.06

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Currency Exchange Risk

        The currency of the primary economic environment in which our operations are conducted is the dollar. We are currently in the development stage with no significant source of revenues; therefore we consider the currency of the primary economic environment to be the currency in which we expend cash. Most of our expenses and capital expenditures are incurred in dollars, and a significant source of our financing has been provided in U.S. dollars. Since the dollar is the functional currency, monetary items maintained in currencies other than the dollar are remeasured using the rate of exchange in effect at the balance sheet dates and non-monetary items are remeasured at historical exchange rates. Revenue and expense items are remeasured at the average rate of exchange in effect during the period in which they occur. Foreign currency translation gains or losses are recognized in the statement of operations.

        Approximately 50% of our costs, including salaries, expenses and office expenses, are incurred in New Israeli Shekels, the NIS. Inflation in Israel may have the effect of increasing the U.S. dollar cost of our operations in Israel. If the U.S. dollar declines in value in relation to the NIS, it will become more expensive for us to fund our operations in Israel. A revaluation of 1% of the NIS will affect our income before tax by less than 1%. The exchange rate of the U.S. dollar to the NIS, based on exchange rates published by the Bank of Israel, was as follows:

	Year Ended December 31,
	2004	2005	2006
Average rate for period	4.4820	4.4878	4.4565
Rate at year-end	4.3080	4.6030	4.2250

        To date, we have not engaged in hedging transactions. In the future, we may enter into currency hedging transactions to decrease the risk of financial exposure from fluctuations in the exchange rate of the U.S. dollar against the NIS. These measures, however, may not adequately protect us from material adverse effects due to the impact of inflation in Israel.

Interest Rate Risk

        Our exposure to market risk is confined to our cash and cash equivalents. We consider all short term, highly liquid investments, which include short-term deposits with original maturities of three months or less from the date of purchase, that are not restricted as to withdrawal or use and are readily convertible to known amounts of cash, to be cash equivalents. The primary objective of our investment activities is to preserve principal while maximizing the interest income we receive from our investments, without increasing risk. We invest any cash balances primarily in bank deposits and investment grade interest-bearing instruments. We are exposed to market risks resulting from changes in interest rates. We do not use derivative financial instruments to limit exposure to interest rate risk. Our interest gains may decline in the future as a result of changes in the financial markets.

Item 8. Financial Statements and Supplementary Data

        See the Index to Consolidated Financial Statements on Page F-1 attached hereto.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        We maintain disclosure controls and procedures or controls and other procedures that are designed to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, or Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that a company files or submits under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

        We carried out an evaluation, under the supervision and with the participation of our Chief Executive and Chief Financial Officers, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of December 31, 2006. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of December 31, 2006, our disclosure controls and procedures were effective at providing reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

Changes in Internal Controls over Financial Reporting

        During the fourth quarter of fiscal 2006, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

        None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our directors and executive officers, their ages and positions as of March 15, 2007, are as follows:

Name	Age	Position
Directors
Eli Hurvitz	74	Chairman of the Board
David Aviezer, Ph.D., MBA	42	Director, President and Chief Executive Officer
Yoseph Shaaltiel, Ph.D.	53	Director and Executive VP, Research and Development
Zeev Bronfeld (1)	55	Director
Amos Bar-Shalev (2)(3)	53	Director
Sharon Toussia-Cohen (1)(2)	47	Director
Eyal Sheratzki (1)	38	Director
Pinhas Barel Buchris(2)(3)	56	Director
Phillip Frost, M.D	70	Director
Jane H. Hsiao, Ph.D., MBA(3)	59	Director

Executive Officers
Einat Brill Almon, Ph.D.	47	Vice President, Product Development
Yossi Maimon	37	Chief Financial Officer, Treasurer and Secretary
Iftah Katz	42	Vice President, Operations

(1)	Member of Nominating Committee
(2)	Member of Audit Committee
(3)	Member of Compensation Committee

        Eli Hurvitz. Mr. Hurvitz serves as Chairman of our Board of Directors and has served as a director of Protalix Ltd. since 2005 and as our director since December 31, 2006. Mr. Hurvitz has served as Chairman of the Board of Teva since April 2002. Previously, he served as Teva’s President and Chief Executive Officer for over 25 years and has been employed at Teva in various capacities for over 40 years. He serves as Chairman of the Board of The Israel Democracy Institute (IDI), Chairman of the Board of NeuroSurvival Technologies Ltd. (a private company) and a director of Vishay Intertechnology. He served as Chairman of the Israel Export Institute from 1974 through 1977 and as the President of the Israel Manufacturers Association from 1981 through 1986. He served as Chairman of the Board of Bank Leumi Ltd. from 1986 through 1987. He was a director of Koor Industries Ltd. from 1997 through 2004 and a member of the Belfer Center for Science and International Affairs at the John F. Kennedy School of Government at Harvard University from 2002 through 2005. He received his B.A. in Economics and Business Administration from the Hebrew University of Jerusalem in 1957.

        David Aviezer, Ph.D., MBA. Dr. Aviezer has served as Protalix Ltd.’s Chief Executive Officer since 2002 and as our director since December 31, 2006. On December 31, 2006, he became our President and Chief Executive Officer. Dr. Aviezer has over a decade of experience in biotechnology management, advancing products from early-stage research up to their regulatory approval and commercialization. Prior to joining Protalix Ltd., from 1996 to 2002, he served as General Manager of ProChon Biotech Ltd., an Israeli company focused on orthopedic disorders. Previously, Dr. Aviezer was a visiting scientist at the Medical Research Division of American Cyanamid, a subsidiary of Wyeth (NYSE:WEY), in New York. Dr. Aviezer is the recipient of the Clore Foundation Award and the J.F. Kennedy Scientific Award. He holds a Ph.D. in Molecular Biology and Biochemistry from the Weizmann Institute of Science and an M.B.A. from the Bar Ilan University Business School.

        Yoseph Shaaltiel, Ph.D. Dr. Shaaltiel founded Protalix Ltd. in 1993 and has served as a member of our Board of Directors since December 31, 2006 and as Vice President, Research and Development. Prior to establishing Protalix Ltd., from 1988 to 1993, Dr. Shaaltiel was a Research Associate at the MIGAL Technological Center. He also served as Deputy Head of the Biology Department of the Biological and Chemical Center of the Israeli Defense Forces and as a Biochemist at Makor Chemicals Ltd. Dr. Shaaltiel was a Postdoctoral Fellow at the University of California at Berkeley and at Rutgers University in New Jersey. He has co-authored over 40 articles and abstracts on plant biochemistry and holds seven patents. Dr. Shaaltiel received his Ph.D. in Plant Biochemistry from the Weizmann Institute of Science, an Ms.C. in Biochemistry from the Hebrew University, and a B.Sc. in Biology from the Ben Gurion University.

        Zeev Bronfeld. Mr. Bronfeld has served as a director of Protalix Ltd. since 1996 and as our director since December 31, 2006. Mr. Bronfeld brings to Protalix vast experience in management and value building of biotechnology companies. Mr. Bronfeld is an experienced businessman who is involved in a number of biotechnology companies. He is a co-founder of Biocell Ltd., an Israeli publicly traded holding company specializing in biotechnology companies and has served as its chief executive officer since 1986. Mr. Bronfeld currently serves as a director of Biocell Ltd., Nasvax Ltd., D. Medical Industries Ltd., and Biomedix Incubator Ltd., all of which are public companies traded on the Tel Aviv Stock Exchange. Mr. Bronfeld is also a director of each of the following privately-held companies: Meitav Technological Incubator Ltd., Innovetica Ltd., Ecocycle Israel Ltd., Contipi Ltd., Nilimedix Ltd., G-Sense Ltd., and L.N. Innovative Technologies. Mr. Bronfeld holds a B.A. in Economics from the Hebrew University.

        Amos Bar-Shalev. Mr. Bar-Shalev has served as a director of Protalix Ltd. since 2005 and as our director since December 31, 2006. Mr. Bar Shalev brings to Protalix extensive experience in managing technology companies. Currently Mr. Bar Shalev is the President of 1andOne Technology, and manages the Technorov portfolio. Until recently he was the Managing Director of TDA Israel, a management company of the TGF (Templeton Tadiran) Fund. Mr. Bar-Shalev was Vice President of Eurofund and a senior analyst at Teuza. He has served on the board of directors of many companies, such as Schema, ScitexVision, MessageVine, Objet, Idanit and ART. Mr. Bar Shalev holds a B.Sc. in Electrical Engineering from the Technion, Israel and an M.B.A. from the Tel Aviv University. He holds the highest award from the Israeli Air Force for technological achievements.

        Sharon Toussia-Cohen. Mr. Toussia-Cohen has served as a director of Protalix Ltd. since 2004 and as our director since December 31, 2006. Mr. Toussia-Cohen is the president, chief executive officer and a director of Marathon Investments, an Israeli publicly-traded company since 2004. During the period from 1996 to 2002, he served as the chief executive officer of the Aleppo Group and also as Managing Director of Israel’s Airport City Project. From the years 2002 through 2004, Mr. Toussia-Cohen was a partner and Managing Director of the Tiv Taam Group and from the years 2004 through 2006 he was the chief executive officer and a director of ISRI Investments Ltd. Mr. Toussia-Cohen currently serves on the Board of Directors of Bioview, an Israeli company traded on the Tel Aviv Stock Exchange, and several privately-held companies including Nanomotion, Margan Business Development Ltd., Pegasus, Chromat Ltd., and Yeulit. Mr. Toussia-Cohen is certified in Bank Management by the First International Bank of Israel and the Republic National Bank of New York. He was also the co-owner and director of a strategic consulting firm in Israel. Mr. Toussia-Cohen holds a Bachelor’s degree in Economics and Political Science and an M.B.A. from the Hebrew University.

        Eyal Sheratzki. Mr. Sheratzki has served as a director of Protalix Ltd. since 2005 and as our director since December 31, 2006. Mr. Sheratzki has served as a director of Ituran Location & Control, a publicly-traded company quoted on the Nasdaq, since 1995 and as a co-chief executive officer since 2003. Prior to such date, he served as an alternate chief executive officer of Ituran from 2002 through 2003 and as Vice President of Business Development from 1999 through 2002. Mr. Sheratzki also serves as a director of Moked Ituran Ltd. and of Ituran’s subsidiaries. From 1994 to 1999 he served as the chief executive officer of Moked Services, Information and Investments Ltd. and as legal advisor to several of Ituran’s affiliated companies. Mr. Sheratzki holds LL.B and LL.M degrees from Tel Aviv University School of Law and an Executive M.B.A. degree from Kellogg University.

        Pinhas Barel Buchris. Mr. Buchris has served as a director of Protalix Ltd. since December 2006 and as our director since December 31, 2006. Mr. Buchris is currently a Venture Partner at Apax Partners and is a Managing Director of Tamares Capital Ltd., both of which positions he has held since 2002. From 2002 to the present, Mr. Buchris has been engaged, from time to time, as an independent consultant and advisor for several high-tech companies and security-based organizations. From 1974 through 2001, Mr. Buchris served in the Israeli Defense Forces where he achieved the rank of Brigadier General (retired). From 1997 through 2001, he led the Israeli Defense Force’s largest technology information gathering unit, the Central Unit of Technology Intelligence. Mr. Buchris currently serves on the Board of Directors of Bezeq the Israeli Telecommunications Corp. Ltd., an Israeli company traded on the Tel Aviv Stock Exchange, and several privately-held companies including Tamares Israel Investments Ltd., Tamares Capital Ltd., Global Medical Networks, and AGN Knafaim Holdings Ltd. Mr. Buchris holds a B.Sc. in Computer Science from the Technion Technology Institute of Haifa, Israel, and an M.B.A. from the Israeli extension of Derby University, United Kingdom. Mr. Buchris has also completed an Executive Finance program and an Advanced Directors program at the Israeli Management Center as well as an Advanced Management program at Harvard University. In 1993, Mr. Buchris was awarded the Israel Defense Prize, one of the most prestigious awards in Israel.

        Phillip Frost, M.D. Dr. Frost has served as a director of Protalix Ltd. since August 2006 and as our director since December 31, 2006. Dr. Phillip Frost was named the Vice Chairman of the Board of Teva in January 2006 when Teva acquired IVAX Corporation. Dr. Frost had served as Chairman of the Board of Directors and Chief Executive Officer of IVAX Corporation since 1987. Dr. Frost was named Chairman of the Board of Ladenburg Thalman & Co., Inc., an

American Stock Exchange-listed investment banking and securities brokerage firm, in July 2006 and has been a director of Ladenburg Thalman since March 2005. He was Chairman of the Department of Dermatology at Mt. Sinai Medical Center of Greater Miami, Miami Beach, Florida from 1972 to 1986. Dr. Frost was Chairman of the Board of Directors of Key Pharmaceuticals, Inc. from 1972 until the acquisition of Key Pharmaceuticals by Schering Plough Corporation in 1986. He serves on the Board of Regents of the Smithsonian Institution, a member of the Board of Trustees of the University of Miami, a Trustee of each of the Scripps Research Institutes, the Miami Jewish Home for the Aged, and the Mount Sinai Medical Center and is Vice Chairman of the Board of Governors of the American Stock Exchange. Dr. Frost is also a director of Continucare Corporation, an American Stock Exchange-listed provider of outpatient healthcare and home healthcare services, Northrop Grumman Corp., a New York Stock Exchange-listed global defense and aerospace company, Castle Brands, Inc., an American Stock Exchange-listed developer and marketer of alcoholic beverages, and Cellular Technical Services, Inc., a provider of products and services for the telecommunications industry. Dr. Frost received a B.A. in French Literature from the University of Pennsylvania and an M.D. from the Albert Einstein College of Medicine.

        Jane H. Hsiao, Ph.D., MBA. Dr. Hsiao has served as a director of Protalix Ltd. since August 2006 and as our director since December 31, 2006. Dr. Hsiao served as the Vice Chairman-Technical Affairs of IVAX Corporation from 1995 to January 2006, when Teva acquired IVAX. Dr. Hsiao served as IVAX’s Chief Technical Officer since 1996, and as Chairman, Chief Executive Officer and President of IVAX Animal Health, IVAX’s veterinary products subsidiary, since 1998. From 1992 until 1995, Dr. Hsiao served as IVAX’s Chief Regulatory Officer and Assistant to the Chairman. Dr. Hsiao served as Chairman and President of DVM Pharmaceuticals from 1998 through 2006 and is also a director of Cellular Technical Services Company, Inc., a provider of products and services for the telecommunications industry. Dr. Hsiao received a B.S. in Pharmacy from the National Taiwan University and a Ph.D. in Pharmaceutical Chemistry from the University of Illinois, Chicago.

        Einat Brill Almon, Ph.D. Dr. Almon joined Protalix Ltd. in December 2004 as its Vice President, Product Development and became our Vice President, Product Development on December 31, 2006. Dr. Almon has many years of experience in the management of life science projects and companies, including biotechnology and agrobiotech, with direct experience in clinical, device and scientific software development, as well as a strong background and work experience in Intellectual Property. Prior to joining Protalix Ltd., from 2001 to 2004, she served as Director of R&D and IP of Biogenics Ltd., a company that developed an autologous platform for tissue based protein drug delivery. Biogenics, based in Israel, is a wholly-owned subsidiary of Medgenics Inc. Dr. Almon has trained as a biotechnology patent agent at leading IP firms in Israel. Dr. Almon holds a Ph.D. and an M.Sc. in molecular biology of cancer research from the Weizmann Institute of Science, a B.Sc. from the Hebrew University and has carried out Post-Doctoral research at the Hebrew University in the area of plant molecular biology.

        Yossi Maimon, CPA. Mr. Maimon joined Protalix Ltd. on October 15, 2006 as its Chief Financial Officer and became our Vice President and Chief Financial Officer on December 31, 2006. Prior to joining Protalix, from 2002 to 2006, he served as the Chief Financial Officer of Colbar LifeScience Ltd., a biomaterial company focusing on aesthetics, where he led all of the corporate finance activities, fund raisings, and legal aspects of Colbar including the sale of Colbar to Johnson and Johnson. Prior to that, from 2000 to 2002, he served as the Chief Financial Officer of Way2Call Communications, Ltd., an Israeli start up company in the telecommunications field, where he led the fund raising efforts, accounting issues, and business development activities. Prior to that, from 1998 to 2000, he served as the controller of PEC, a United States company publicly traded on the New York Stock Exchange, where he was responsible for reporting and compliance with the SEC and led the process of delisting and merging PEC into Discount Investment Bank. Mr. Maimon has a B.A. in accounting from the City University of New York and an M.B.A. from Tel Aviv University, and he is a Certified Public Accountant in the United States (New York State) and Israel.

        Iftah Katz. Mr. Katz joined our company on February 28, 2007 as our Vice President of Operations. Prior to joining our company, from July 1995 to through February 2007, Mr. Katz served as the Vice President, Pharmaceutical Technologies of Taro Pharmaceutical Industries Ltd., and, most recently, as its Vice President, Operational Excellence and Technology. Mr. Katz has over a decade of experience in the pharmaceutical industry specializing in the progression of products from developments stages to full scale commercial processes, including process development, manufacturing and overall validations and has experience across both bulk and finished dosage forms facilities. He brings significant experience to the design and start-up of cGMP manufacturing facilities and product launch processes. Mr. Katz holds an MSc. in Biotechnology and Food Engineering from the Technion-Israel Technology Institute and an M.B.A. from the Technion, Haifa as well as a B.A. in Biology, also from the Technion.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Exchange Act requires our directors, executive officers and holders of more than 10% of our common stock to file with the SEC reports regarding their ownership and changes in ownership of our equity securities. Curtis Lockshin, one of our former directors, failed to file a Form 3 upon his appointment to our Board of Directors. Otherwise, we believe that all Section 16 filing requirements were met during 2006. In making this statement, we have relied upon examination of the copies of Forms 3, 4 and 5 provided to us and the written representations of our former and current directors, officers, and 10% stockholders.

Audit Committee

        We require that all Audit Committee members possess the required level of financial literacy and at least one member of the Committee meet the current standard of requisite financial management expertise as required by the American Stock Exchange and applicable SEC rules and regulations. Messrs. Toussia-Cohen, Buchris and Bar-Shalev have been appointed by the Board of Directors to serve on the Audit Committee.

        Our Audit Committee operates under a formal charter that governs its duties and conduct.

        All members of the Audit Committee are independent from our executive officers and management.

        Our independent registered public accounting firm reports directly to the Audit Committee.

        Our Audit Committee meets with management and representatives of our registered public accounting firm prior to the filing of officers’certifications with the SEC to receive information concerning, among other things, effectiveness of the design or operation of our internal controls over financial reporting, as required by section 404 of the Sarbanes-Oxley Act of 2002.

        Our Audit Committee has adopted a Policy for Reporting Questionable Accounting and Auditing Practices and Policy Prohibiting Retaliation against Reporting employees to enable confidential and anonymous reporting of improper activities to the Audit Committee.

        Messrs. Toussia-Cohen and Bar-Shalev qualify as “audit committee financial experts” under the applicable rules of the Securities and Exchange Commission. In making the determination as to these individuals’ status as audit committee financial experts, our Board of Directors determined they have accounting and related financial management expertise within the meaning of the aforementioned rules, as well as the listing standards of the American Stock Exchange.

Code of Business Conduct and Ethics

        We have adopted a Code of Business Conduct and Ethics that includes provisions ranging from restrictions on gifts to conflicts of interest. All of our employees and directors are bound by this Code of Business Conduct and Ethics. Violations of our Code of Business Conduct and Ethics may be reported to the Audit Committee.

        The Code of Business Conduct and Ethics includes provisions applicable to all of our employees, including senior financial officers and members of our Board of Directors and is posted on our website (http://www.Protalix.com). We intend to post amendments to or waivers from any such Code of Business Conduct and Ethics.

Item 11. Executive Compensation

Compensation Discussion and Analysis

        The primary goals of the Compensation Committee of our Board of Directors with respect to executive compensation are to attract and retain the most talented and dedicated executives possible, to tie annual and long-term cash and stock incentives to achievement of specified performance objectives, and to align executives’ incentives with shareholder value creation. To achieve these goals, the Compensation Committee intends to implement and maintain compensation plans that tie a portion of executives’ overall compensation to key strategic goals such as developments in our clinical path, the establishment of key strategic collaborations, the build-up of our pipeline and the strengthening of our financial position. The Compensation Committee evaluates individual executive performance with a goal of setting compensation at levels the committee believes are comparable with executives in other companies of similar size and stage of development operating in the biotechnology industry while taking into account our relative performance and our own strategic goals

Elements of Compensation

        Executive compensation consists of following elements:

        Base Salary. Base salaries for our executives are established based on the scope of their responsibilities taking into account competitive market compensation paid by other companies for similar positions. Generally, we believe that executive base salaries should be targeted near the median of the range of salaries for executives in similar positions with similar responsibilities at comparable companies. Base salaries are reviewed annually, and adjusted from time to time to realign salaries with market levels after taking into account individual responsibilities, performance and experience. For 2007, this review will take place during the second quarter, and the base salaries are set forth above under “Employment Agreements and Change in Control Arrangements.”

        Annual Bonus. The Compensation Committee has the authority to award discretionary annual bonuses to our executive officers. It has not established a formal bonus plan. These awards are intended to compensate officers for achieving financial, clinical and operational goals and for achieving individual annual performance objectives. These objectives vary depending on the individual executive, but relate generally to strategic factors such as developments in our clinical path, the establishment of key strategic collaborations, the build-up of our pipeline, and to financial factors such as raising capital.

        For each year, the Compensation Committee will select, in its discretion, the executive officers of our company or our subsidiary who are eligible to receive bonuses. Any bonus granted by the Compensation Committee will generally be paid in the first quarter following completion of a given year. Similar to bonuses paid in the past, the actual amount of discretionary bonus will be determined following a review of each executive’s individual performance and contribution to our goals. The Compensation Committee has not fixed a minimum or maximum payout for any officer’s annual discretionary bonus, unless specified in an executive’s employment agreement.

        Pursuant to each officer’ employment agreement, the executive officer is eligible for a discretionary annual bonus. The Compensation Committee determines the discretionary annual bonus paid to our executive officers, and the discretionary bonus awarded to certain officers in 2007 for performance in 2006. The actual amount of discretionary bonus is determined following a review of each executive’s individual performance and contribution to our strategic goals conducted during the first quarter of each fiscal year. The Compensation Committee has not fixed a minimum or a maximum amount for any officer’s annual discretionary bonus. During March 2007, the Compensation Committee awarded a total of approximately $219,000 to the Named Executive Officers for their performance during the year 2006. These bonuses were in recognition of the ongoing efforts of the Named Executive Officers in achieving our milestones regarding clinical developments, financial developments, and others.

        Options. Our 2006 Stock Option Plan authorizes us to grant options to purchase shares of common stock to our employees, directors and consultants. Our Compensation Committee is the administrator of the stock option plan. Stock option grants are generally made at the commencement of employment and following a significant change in job responsibilities or to meet other special retention or performance objectives. The Compensation Committee reviews and approves stock option awards to executive officers based upon a review of competitive compensation data, its assessment of individual performance, a review of each executive’s existing long-term incentives, and retention considerations. In 2006, our Named Executive Officers were awarded stock options in the amounts indicated under “Grants of Plan Based Awards”. These grants included grants made in September and August, 2006, either as the first grant to one named executive upon commencement of employment or in recognition of exceptional contributions to our company relating to developments in the clinical path, and in connection with a merit-based grant to a large number of employees intended to encourage an ownership culture among our employees. The exercise price of stock options granted under the 2006 Stock Incentive Plan must be equal to at least 100% of the fair market value of our common stock on the date of grant; however, in certain circumstances, grants may be made at a lower price to Israeli grantees who are residents of the State of Israel.

        Severance and change in control benefits. Pursuant to the employments agreements entered into with each of our executive officers, the executive officer is entitled to be insured by Protalix Ltd. under a Manager’s Policy in lieu of severance. The intention of such Manager’s Policies is to provide the officers with severance protection of one month’s salary for each year of employment. In addition, the stock option agreements provide for the acceleration of the vesting periods of options in the event of a termination without cause following a change in control of our company.

        Other Compensation. Consistent with our compensation philosophy, we intend to continue to maintain our current benefits for our executive officers; however, the Compensation Committee in its discretion may revise, amend, or add to the officer’s executive benefits if it deems it advisable. As an additional benefit to all of our Named Executive Officers and for most of our employees, we contribute to certain funds amounts equaling a total of approximately 15% of their gross salaries for certain pension and other savings plans. In addition, in accordance with customary practice in Israel, our executives’ agreements require us to contribute towards their vocational studies, and to provide annual recreational allowances, a company car and a company phone. We believe these benefits are currently equivalent with median competitive levels for comparable companies.

        Executive Compensation. We refer to the “Summary Compensation Table” in Section 11 below for information regarding the compensation earned during the fiscal year ended December 31, 2006 by our chief executive officer, our executive vice president research and development, our vice president product development and our chief financial officer. There are no other executive officers for 2006 whose total compensation exceeded $100,000 during that fiscal year other than those set forth below. We refer to our chief executive officer, our executive vice president research and development, our vice president product development and our chief financial officer as our “Named Executive Officers.”

Compensation Committee Report

        The above report of the Compensation Committee does not constitute soliciting material and shall not be deemed filed or incorporated by reference into any other filing by us under the Securities Act of 1933 or the Securities Exchange Act of 1934.

        The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis set forth below with our management. Based on this review and discussion, the Compensation Committee has recommended to our Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K and our annual proxy statement on Schedule 14A.

        Respectfully submitted on March 28, 2007, by the members of the Compensation Committee of the Board of Directors.

        Amos Bar-Shalev
        Pinhas Barel Buchris
        Jane H. Hsiao, Ph.D.

Summary Compensation Table

        The following table sets forth a summary for the fiscal years ended December 31, 2006 and 2005, respectively, of the cash and non-cash compensation awarded, paid or accrued by Protalix Ltd. to our Named Executive Officers. There were no restricted stock awards, long-term incentive plan payouts or other compensation paid during fiscal years 2005 and 2004 by Protalix Ltd. to the Named Executive Officers, except as set forth below. The Named Executive Officers are employees of our subsidiary, Protalix Ltd. As a result of the merger, all of the directors and officers at the time resigned and appointed our current directors and officers in their stead. All currency amounts are expressed in U.S. dollars.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Award(s) ($)	Option Award(s) ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(1)	Total ($)

David Aviezer, Ph.D., MBA	2006	237,485	113,609	—	717,666	—	—	23,202	1,091,962
President and CEO (2)	2005	198,890	75,000	—	272,879	—	—	11,099	557,868
Yoseph Shaaltiel, Ph.D.	2006	177,658	31,953	—	7,684	—	—	33,521	250,816
Executive Vice President	2005	120,855	8,022	—	4,077	—	—	50,944	183,898
Einat Brill Almon, Ph.D.	2006	102,468	41,420	—	107,782	—	—	30,174	281,844
VP, Product Development	2005	79,818	3,915	—	67,824	—	—	34,207	185,764
Yossi Maimon, CPA (3)	2006	27,746	31,953	—	96,712	—	—	8,077	164,488
Chief Financial Officer	2005	—	—	—	—	—	—	—	—

(1)	Includes employer contributions to pension and/or insurance plans and other miscellaneous payments.
(2)	Dr. Aviezer served as Protalix Ltd.’s Chief Executive Officer on a consultancy basis until September 2006 pursuant to a Consulting Services Agreement between Protalix Ltd. and Agenda Biotechnology Ltd., a company wholly-owned by Dr. Aviezer.
(3)	Includes payments from October 15, 2006 only.

        Iftah Katz joined our company as our Vice President, Operations, on February 28, 2007. Although Mr. Katz is not included in the Summary Compensation Table because he was not an executive officer of our company during fiscal year 2006, information about his employment agreement is included under “Employment Agreements and Change in Control Arrangements.”

        Prior to the merger, Glenn L. Halpryn served as the Company’s Chief Executive Officer and Alan J. Weisberg served as the Company’s Chief Financial Officer and Treasurer. Messrs. Halpryn and Weisberg received no salary in 2006 and are not included in the above table. Mr. Weisberg is a shareholder of Weisberg Brause, which firm was paid $11,600 and $5,800 for accounting services during the years ended December 31, 2006 and 2005, respectively.

        The following table summarizes the grant of awards made to Named Executive Officers during 2006 as of December 31, 2006.

GRANTS OF PLAN-BASED AWARDS

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All other Option Awards: Number of Securities Underlying Options (#) (2)	Exercise or Base Price of Option Awards ($/Sh) (3)	Grant Date fair Value of Stock and Option Awards ($)(4)

		Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)	(l)

David Aviezer			200,000(1)						977,297	0.972	855,955

Yossi Maimon									619,972	0.972	560,000

Yoseph Shaaltiel									—	—	—

Einat Brill Almon			140,000(5)						213,123	0.972	213,123

(1)	Represents bonuses to be paid according to Dr. Aviezer’s employment agreement upon achieving certain clinical milestones. In addition, non-defined bonuses may be granted to all of the above officers at the discretion of the Board of Directors.
(2)	Represents outstanding options at December 31, 2006.
(3)	Represents the range of the exercise price of the stock options.
(4)	Represents the fair value as recorded on the grant date of the stock options.
(5)	Represents specific bonuses to be paid to Dr. Brill Almon upon the achievement of certain clinical milestones.

Mr. Halpryn and Mr. Weisberg received no awards in 2006 and are not included in the above table.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information with respect to the Named Executive Officers concerning equity awards assumed by us as of December 31, 2006, in connection with the merger of Protalix Ltd. with our subsidiary. Mr. Halpryn and Mr. Weisberg received no awards or options and are not included in the below table.

	Option Awards					Stock Awards

Name	Number of Securities Underlying Unexercised Options(#) Exercisable	Number of Securities Underlying Unexercised Options(#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

David Aviezer	991,101	794,053	—	0.120 to 0.972	8/1/2013 to 9/10/2016	—	—	—	—
Yoseph Shaaltiel	244,324	—	—	0.001	6/30/2011	—	—	—	—
Einat Brill Almon	125,827	357,874	—	0.399 to 0.972	5/23/2006 to 8/13/2016	—	—	—	—
Yossi Maimon	—	619,972	—	0.972	9/19/2016	—	—	—	—

Mr. Halpryn and Mr. Weisberg received no awards in 2006 and are not included in the below table. Option exercises during 2006 and vested stock awards for Named Executive Officers as of December 31, 2006 were as follows:

OPTION EXERCISES AND STOCK VESTED

	Option Awards		Stock Awards

Name	Number of Shares Acquired on Exercise (#)	Value Received on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Received on Vesting ($)

(a)	(b)	(c)	(d)	(e)

David Aviezer	794,054 (1)	95,550	—	—
Yossi Maimon	—	—	—	—
Yoseph Shaaltiel	—	—	—	—
Einat Brill Almon	—	—	—	—

(1)	Represents exercise of stock options for ordinary shares of Protalix Ltd. during 2006.

Employment Agreements and Change in Control Arrangements

        David Aviezer, Ph.D., MBA. Dr. Aviezer originally served as Protalix Ltd.’s Chief Executive Officer on a consultancy basis pursuant to a Consulting Services Agreement between Protalix Ltd. and Agenda Biotechnology Ltd., a company wholly-owned by Dr. Aviezer. On September 11, 2006, Protalix Ltd. entered into an employment agreement with Dr. Aviezer pursuant to which he agreed to be employed as Protalix Ltd.’s President and Chief Executive Officer, which agreement supersedes the Consultancy Services Agreement. Dr. Aviezer currently serves as our President and Chief Executive Officer. Protalix Ltd. agreed to pay Dr. Aviezer a monthly base salary equal to NIS 80,000 (approximately

$19,000) and an annual bonus at the Board’s discretion. The monthly salary is subject to cost of living adjustments from time to time. Dr. Aviezer is eligible to receive a substantial bonus in the event of certain public offerings or acquisition transactions, which bonus shall be at the discretion of the Board, and certain specified bonuses in the event Protalix achieves certain specified milestones. In connection with the employment agreement, in addition to other options already held by Dr. Aviezer, Protalix Ltd. granted to Dr. Aviezer options to purchase 16,000 ordinary shares of Protalix Ltd. at an exercise price equal to $59.40 per share, which we assumed as options to purchase 977,297 shares of our common stock at $0.97 per share. Such options vest quarterly retroactively from June 1, 2006, over a four year period. The employment agreement is terminable by either party on 90 days’ written notice for any reason and we may terminate the agreement for cause without notice. Dr. Aviezer is entitled to be insured by Protalix Ltd. under a Manager’s Policy in lieu of severance, company contributions towards vocational studies, annual recreational allowances, a company car, and a company phone. Dr. Aviezer is entitled to 24 working days of vacation. All stock options that have not vested as of the date of termination shall be deemed to have expired.

        Yoseph Shaaltiel, Ph.D. Dr. Shaaltiel founded Protalix Ltd. in 1993 and currently serves as our Executive Vice President, Research and Development. Dr. Shaaltiel entered into an employment agreement with Protalix Ltd. on September 1, 2001. Pursuant to the employment agreement, Protalix Ltd. agreed to pay Dr. Shaaltiel a monthly base salary equal to $7,000, subject to annual cost of living adjustments. His current salary is $10,600 per month. The employment agreement is terminable by Protalix Ltd. on 90 days’written notice for any reason and we may terminate the agreement for cause without notice. Dr. Shaaltiel is entitled to be insured by Protalix Ltd. under a Manager’s Policy in lieu of severance, company contributions towards vocational studies, annual recreational allowances, a company car, and a company phone. Dr. Shaaltiel is entitled to 24 working days of vacation.

        Einat Brill Almon, Ph.D. Dr. Brill Almon joined Protalix Ltd. on December 19, 2004 as its Vice President, Product Development, pursuant to an employment agreement effective on December 19, 2004 by and between Protalix Ltd. and Dr. Brill Almon, and currently serves as our Vice President, Product Development. Pursuant to the employment agreement, Protalix Ltd. agreed to pay Dr. Brill Almon a monthly base salary equal to NIS 28,000 (approximately $6,575). Her current salary is NIS 35,000 per month (approximately $8,235). The monthly salary is subject to cost of living adjustments from time to time. She is also entitled to certain specified bonuses in the event that Protalix achieves certain specified clinical development milestones within specified timelines. In connection with the employment agreement, Protalix agreed to grant to Dr. Brill Almon options to purchase 7,919 ordinary shares of Protalix Ltd. at exercise prices equal to $24.36 and $59.40 per share, which we assumed as options to purchase 483,701 shares of our common stock at $0.40 and $0.97 per share. The options vest over four years. The employment agreement is terminable by either party on 60 days’ written notice for any reason and we may terminate the agreement for cause without notice. Dr. Brill Almon is entitled to be insured by Protalix Ltd. under a Manager’s Policy in lieu of severance, company contributions towards vocational studies, annual recreational allowances, a company car, and a company phone at up to NIS 1,000 per month. Dr. Brill Almon is entitled to 22 working days of vacation. All stock options that have not vested as of the date of termination shall be deemed to have expired.

         Yossi Maimon, CPA. Mr. Maimon joined Protalix Ltd. as its Chief Financial Officer pursuant to an employment agreement effective as of October 15, 2006 by and between Protalix Ltd. and Mr. Maimon and currently serves as our Chief Financial Officer. Pursuant to the employment agreement, Protalix Ltd. agreed to pay Mr. Maimon a monthly base salary equal to NIS 45,000 (approximately $10,600) and an annual discretionary bonus and additional discretionary bonuses in the event Protalix achieves significant financial milestones, subject to the Board’s sole discretion. The monthly salary is subject to cost of living adjustments from time to time. In connection with the employment agreement, Protalix agreed to grant to Mr. Maimon options to purchase 10,150 ordinary shares of Protalix Ltd. at an exercise price equal to $59.40 per share, which we assumed as options to purchase 619,972 shares of our common stock at $0.97 per share. The first 25% of such options shall vest on the first anniversary of the grant date and the remainder shall vest quarterly in twelve equal increments. The employment agreement is terminable by either party on 60 days’ written notice for any reason and we may terminate the agreement for cause without notice. Mr. Maimon is entitled to be insured by Protalix Ltd. under a Manager’s Policy in lieu of severance, company contributions towards vocational studies, annual recreational allowances, a company car, and a company phone. Mr. Maimon is entitled to 24 working days of vacation. All stock options that have not vested as of the date of termination shall be deemed to have expired.

        Iftah Katz. Mr. Katz joined Protalix Ltd. as its Vice President of Operations pursuant to an employment agreement effective as of February 28, 2007 by and between Protalix Ltd. and Mr. Katz and currently serves as our Vice President of Operations. Pursuant to the employment agreement, Protalix Ltd. agreed to pay Mr. Katz a monthly base salary equal to NIS 45,000 (approximately $10,600) and an annual discretionary bonus and additional discretionary bonuses in the event Protalix achieves significant milestones, subject to the Board’s sole discretion. The monthly salary is subject to cost of living adjustments from time to time. In connection with the employment agreement, subject to the approval of our Board of Directors, Mr. Katz is entitled to an option to purchase 204,351 shares of common stock at a purchase price to be determined by the Company’s Compensation Committee or the Board of Directors. The option shall vest over a period of four years as follows: one fourth of the options will vest on the first anniversary of the grant date and, thereafter, the remainder shall vest on a quarterly basis in 12 equal installments. The employment agreement is terminable by either party on 60 days’ written notice for any reason. Mr. Katz is entitled to be insured by Protalix Ltd. under a Manager’s Policy in lieu of severance, company contributions towards vocational studies, annual recreational allowances, a company car, and a company phone. Mr. Katz is entitled to 24 working days of vacation.

        We do not provide any change in control benefits to our executive officers except that their stock option agreements provide for the acceleration of the vesting periods of options in the event of a termination without cause following a change in control of our company.

2006 Stock Incentive Plan

        Our Board of Directors and a majority of our stockholders approved our 2006 Stock Incentive Plan on December 14, 2006 and cancelled our 1998 stock option plan (no options were outstanding under the 1998 plan at that time). We have reserved 9,741,655 shares of our common stock for issuance, in the aggregate, under the 2006 Stock Incentive Plan, subject to adjustment for a stock split or any future stock dividend or other similar change in our common stock or our capital structure. Immediately prior to the closing of the merger, Protalix Ltd. had outstanding options to purchase 88,001 ordinary shares under its employee stock option plan. Pursuant to the terms of the merger agreement, we assumed all of the outstanding obligations under such plan and, accordingly, approximately 5,375,174 shares of our common stock under our 2006 Stock Incentive Plan. As of March 15, 2007, options to acquire 4,366,481 shares of common stock remain available to be granted under our 2006 Stock Incentive Plan.

        Our 2006 Stock Incentive Plan provides for the grant of stock options, restricted stock, restricted stock units, stock appreciation rights and dividend equivalent rights, collectively referred to as “awards.” Stock options granted under the 2006 Stock Incentive Plan may be either incentive stock options under the provisions of Section 422 of the Internal Revenue Code, or non-qualified stock options. Incentive stock options may be granted only to employees. Awards other than incentive stock options may be granted to employees, directors and consultants. The 2006 Stock Incentive Plan is also in compliance with the provisions of the Israeli Income Tax Ordinance New Version, 1961 (including as amended pursuant to Amendment 132 thereto) and is intended to enable us to grant awards to grantees who are Israeli residents as follows: (i) awards to employees pursuant to Section 102 of the Tax Ordinance (definition refers only to employees, office holders and directors of our company or a related entity excluding those who are considered “Controlling Shareholders” pursuant to the Tax Ordinance); and (ii) awards to non-employees pursuant to Section 3(I) of the Tax Ordinance. In accordance with the terms and conditions imposed by the Tax Ordinance, grantees who receive awards under the 2006 Stock Incentive Plan may be afforded certain tax benefits in Israel as described below.

        Our Board of Directors or the Compensation Committee, referred to as the “plan administrator,” will administer our 2006 Stock Incentive Plan, including selecting the grantees, determining the number of shares to be subject to each award, determining the exercise or purchase price of each award, and determining the vesting and exercise periods of each award.

        The exercise price of stock options granted under the 2006 Stock Incentive Plan must be equal to at least 100% of the fair market value of our common stock on the date of grant; however, in certain circumstances, grants may be made at a lower price to Israeli grantees who are residents of the State of Israel. If, however, incentive stock options are granted to an employee who owns stock possessing more than 10% of the voting power of all classes of our stock or the stock of any parent or subsidiary of our company, the exercise price of any incentive stock option granted must equal at least 110% of the fair market value on the grant date and the maximum term of these incentive stock options must not exceed five years. The maximum term of all other awards must not exceed ten years. The plan administrator will determine the exercise or purchase price (if any) of all other awards granted under the 2006 Stock Incentive Plan.

        Under the 2006 Stock Incentive Plan, incentive stock options and options to Israeli grantees may not be sold, pledged, assigned, hypothecated, transferred or disposed of in any manner other than by will or by the laws of descent or distribution and may be exercised during the lifetime of the participant only by the participant. Other awards shall be transferable by will or by the laws of descent or distribution and to the extent and in the manner authorized by the plan administrator by gift or pursuant to a domestic relations order to members of the participant’s immediate family. The 2006 Stock Incentive Plan permits the designation of beneficiaries by holders of awards, including incentive stock options.

        In the event the service of a participant in the 2006 Stock Incentive Plan is terminated for any reason other than cause, disability or death, the participant may exercise awards that were vested as of the termination date for a period ending upon the earlier of twelve months or the expiration date of the awards unless otherwise determined by the plan administrator.

        In the event of a corporate transaction or a change of control, all awards will terminate unless assumed by the successor corporation. Unless otherwise provided in a participant’s award agreement, in the event of a corporate transaction for the portion of each award that is assumed or replaced, then such award will automatically become fully vested and exercisable immediately upon termination of a participant’s service if the participant is terminated by the successor company or us without cause within twelve months after the corporate transaction. For the portion of each award that is not assumed or replaced, such portion of the award will automatically become fully vested and exercisable immediately prior to the effective date of the corporate transaction so long as the participant’s service has not been terminated prior to such date.

        In the event of a change in control, except as otherwise provided in a participant’s award agreement, following a change in control (other than a change in control that also is a corporate transaction) and upon the termination of a participant’s service without cause within twelve months after a change in control, each award of such participant that is outstanding at such time will automatically become fully vested and exercisable immediately upon the participant’s termination.

        Under our 2006 Stock Incentive Plan, a corporate transaction is generally defined as:

•	a merger or consolidation in which we are not the surviving entity, except for the principal purpose of changing our company’s state of incorporation;
•	the sale, transfer or other disposition of all or substantially all of our assets;
•	the complete liquidation or dissolution of our company;
•	any reverse merger in which we are the surviving entity but our shares of common stock outstanding immediately prior to such merger are converted or exchanged by virtue of the merger into other property, whether in the form of securities, cash or otherwise, or in which securities possessing more than forty percent (40%) of the total combined voting power of our outstanding securities are transferred to a person or persons different from those who held such securities immediately prior to such merger; or
•	acquisition in a single or series of related transactions by any person or related group of persons of beneficial ownership of securities possessing more than fifty percent (50%) of the total combined voting power of our outstanding securities but excluding any such transaction or series of related transactions that the plan administrator determines not to be a corporate transaction (provided however that the plan administrator shall have no discretion in connection with a corporate transaction for the purchase of all or substantially all of our shares unless the principal purpose of such transaction is changing our company’s state of incorporation).

        Under our 2006 Stock Incentive Plan, a change of control is defined as:

•	the direct or indirect acquisition by any person or related group of persons of beneficial ownership of securities possessing more than fifty percent (50%) of the total combined voting power of our outstanding securities pursuant to a tender or exchange offer made directly to our shareholders and which a majority of the members of our board (who have generally been on our board for at least twelve months) who are not affiliates or associates of the offeror do not recommend shareholders accept the offer; or
•	a change in the composition of our board over a period of twelve months or less, such that a majority of our board members ceases, by reason of one or more contested elections for board membership, to be comprised of individuals who were previously directors of our company.

        Unless terminated sooner, the 2006 Stock Incentive Plan will automatically terminate in 2016. Our Board of Directors has the authority to amend, suspend or terminate our 2006 Stock Incentive Plan. No amendment, suspension or termination of the 2006 Stock Incentive Plan shall adversely affect any rights under awards already granted to a participant. To the extent necessary to comply with applicable provisions of federal securities laws, state corporate and securities laws, the Internal Revenue Code, the rules of any applicable stock exchange or national market system, and the rules of any non-U.S. jurisdiction applicable to awards granted to residents therein (including the Tax Ordinance), we shall obtain shareholder approval of any such amendment to the 2006 Stock Incentive Plan in such a manner and to such a degree as required.

Impact of Israeli Tax Law

        The awards granted to employees pursuant to Section 102 of the Tax Ordinance under the 2006 Stock Incentive Plan may be designated by us as approved options under the capital gains alternative, or as approved options under the ordinary income tax alternative.

        To qualify for these benefits, certain requirements must be met, including registration of the options in the name of a trustee. Each option, and any shares of common stock acquired upon the exercise of the option, must be held by the trustee for a period commencing on the date of grant and deposit into trust with the trustee and ending 24 months thereafter.

        Under the terms of the capital gains alternative, we may not deduct expenses pertaining to the options for tax purposes.

        Under the 2006 Stock Incentive Plan, we may also grant to employees options pursuant to Section 102(c) of the Tax Ordinance that are not required to be held in trust by a trustee. This alternative, while facilitating immediate exercise of vested options and sale of the underlying shares, will subject the optionee to the marginal income tax rate of up to 50% as well as payments to the National Insurance Institute and health tax on the date of the sale of the shares or options. Under the 2006 Stock Incentive Plan, we may also grant to non-employees options pursuant to Section 3(I) of the Tax Ordinance. Under that section, the income tax on the benefit arising to the optionee upon the exercise of options and the issuance of common stock is generally due at the time of exercise of the options.

        These options shall be further subject to the terms of the tax ruling that has been obtained by Protalix Ltd. from the Israeli tax authorities in connection with the merger. Under the tax ruling, the options issued by us in connection with the assumption of Section 102 options previously issued by Protalix Ltd. under the capital gains alternative shall be issued to a trustee, shall be designated under the capital gains alternative and the issuance date of the original options shall be deemed the issuance date for the assumed options for the calculation of the respective holding period.

Compensation of Directors

        The following table sets forth information with respect to compensation of our directors during fiscal year 2006. The fees to our current directors were paid by Protalix Ltd. Prior to the merger, Protalix Ltd. compensated only certain of its directors, which compensation was limited to the granting of options under its employee stock option plan. The “former directors” were our directors prior to the consummation of the merger.

Name	Fees Earned or Paid in Cash ($)	Stock Award ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Current Directors
Eli Hurvitz (1)	36,000	—	2,124,087	—	—	—	2,160,087
Zeev Bronfeld	—	—	—	—	—	—	—
Amos Bar-Shalev	—	—	—	—	—	—	—
Sharon Toussia-Cohen	—	—	—	—	—	—	—
Eyal Sheratzki	—	—	—	—	—	—	—
Pinhas Barel Buchris	—	—	—	—	—	—	—
Phillip Frost, M.D. (2)	—	—	—	—	—	—	—
Jane H. Hsiao, Ph.D., MBA (2)	—	—	—	—	—	—	—
Former Directors	—	—	—	—	—	—	—
Glenn L. Halpryn	3,600	—	—	—	—	—	3,600
Curtis Lockshin	2,400	—	—	—	—	—	2,400
Alan J. Weisberg	3,600	—	—	—	—	—	3,600
Noah M. Silver	3,600	—	—	—	—	—	3,600

(1)	Represents amounts paid to Pontifax Management Company, Ltd. pursuant to a management consulting agreement.
(2)	Includes options granted on December 31, 2006 with no benefit at the date of the grant because the options were not yet vested.

        Our Board of Directors will review director compensation annually and adjust it according to then current market conditions and corporate governance guidelines.

Compensation Committee Interlocks and Insider Participation

        Prior to the merger on December 31, 2006, we did not have a Compensation Committee. All of our directors and officers during 2006 resigned in connection with the closing of the merger on December 31, 2006. The current members of our Compensation Committee are Mr. Bar-Shalev, Mr. Buchris and Dr. Hsiao, who were appointed to the Committee as of December 31, 2006. No member of our Compensation Committee or any executive officer of our company or of Protalix Ltd. has a relationship that would constitute an interlocking relationship with executive officers or directors of another entity. No Compensation Committee member is or was an officer or employee of ours or of Protalix Ltd. Further, none of our executive officers serves on the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our Board of Directors or Compensation Committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

        The following table sets forth information, as of March 15, 2007, regarding beneficial ownership of our common stock:

•	each person who is known by us to own beneficially more than 5% of our common stock;
•	each director;
•	the Named Executive Officers; and
•	all of our directors and executive officers collectively.

        Unless otherwise noted, we believe that all persons named in the table have sole voting and investment power with respect to all shares of our common stock beneficially owned by them. For purposes of these tables, a person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from March 15, 2007 upon exercise of options, warrants and convertible securities. Each beneficial owner’s percentage ownership is determined by assuming that options, warrants and convertible securities that are held by such person (but not those held by any other person) and that are exercisable within such 60 days from such date have been exercised.

        The address for all directors and officers is c/o Protalix BioTherapeutics, Inc., 2 Snunit Street, Science Park, POB 455, Carmiel, Israel, 21000.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percentage of Class
Board of Directors and Executive Officers
Eli Hurvitz	5,569,739	(1)	8.2%
Yoseph Shaaltiel, Ph.D.	3,188,431	(2)	4.8
Phillip Frost, M.D.	9,766,273	(3)	14.9
Jane H. Hsiao, Ph.D., MBA	1,134,060		1.7
David Aviezer, Ph.D., MBA	1,052,182	(4)	1.6
Zeev Bronfeld	14,466,319	(5)	22.0
Amos Bar-Shalev	6,186,046	(6)	9.4
Sharon Toussia-Cohen	6,556,381	(7)	10.0
Eyal Sheratzki	14,466,319	(8)	22.0
Pinhas Barel Buchris	—		—
Einat Brill Almon, Ph.D.	199,979	(9)	*
Yossi Maimon	—		—
All executive officers and directors as a group (12 persons)	48,119,410	(10)	68.9

5% Holders
Biocell Ltd.	14,466,319	(11)	22.0
Pontifax G.P. Ltd.	5,569,739	(12)	8.2
Techno-Rov Holdings (1993) Ltd.	6,186,046	(13)	9.4
Marathon Investments Ltd.	6,556,381	(14)	10.0
Frost Gamma Investment Trust	9,766,273	(15)	14.9

*	less than 1%.

(1)	Consists of 2,659,550 shares of our common stock held by Pontifax (Cayman) L.P., 1,378,278 of which shares are owned of record and 1,281,272 of which shares are issuable upon exercise of options that are exercisable within 60 days of March 15, 2007, and 2,910,188 shares of our common stock held by Pontifax (Israel) L.P., 1,508,169 of which shares are owned of record and 1,402,019 of which shares are issuable upon exercise of options that are exercisable within 60 days of March 15, 2007. Mr. Hurvitz is the chairman of Pontifax G.P. Ltd.
(2)	Includes 244,324 shares of our common stock issuable upon exercise of outstanding options within 60 days of March 15, 2007.
(3)	The shares are owned by Frost Gamma Investments Trust of which Frost Gamma, L.P. is the sole and exclusive beneficiary. Dr. Phillip Frost is the sole limited partner of Frost Gamma, L.P. The general partner of Frost Gamma, L.P. is Frost Gamma, Inc. and the sole shareholder of Frost Gamma, Inc., is Frost-Nevada Corporation. Dr. Frost is also the sole shareholder of Frost-Nevada Corporation.
(4)	Includes 1,052,182 shares of common stock issuable upon exercise of outstanding options within 60 days of March 15, 2007.
(5)	Consists of 14,466,319 shares of our common stock held by Biocell Ltd. Mr. Bronfeld is a director and Chief Executive Officer of Biocell. Mr. Bronfeld disclaims beneficial ownership of these shares.
(6)	Consists of 6,186,046 shares of our common stock held by Techno-Rov Holdings (1993) Ltd. Mr. Bar-Shalev is the manager of Techno-Rov Holdings and has the power to control its investment decisions. Mr. Bar-Shalev disclaims beneficial ownership of these shares.
(7)	Consists of 6,556,381 shares of our common stock held by Marathon Investments Ltd. Mr. Toussia-Cohen is a director and Chief Executive Officer of Marathon Investments Ltd. Mr. Toussia-Cohen disclaims beneficial ownership of these shares.
(8)	Consists of 14,466,319 shares of our common stock held by Biocell Ltd. Mr. Sheratzki is the Chairman of the Board of Biocell. Mr. Sheratzki disclaims beneficial ownership of these shares.
(9)	Consists of 199,979 shares of our common stock issuable upon exercise of outstanding options within 60 days of March 15, 2007.
(10)	Includes of 4,179,777 shares of our common stock issuable upon exercise of warrants or options, as applicable, within 60 days of March 15, 2007.
(11)	The address is Moshe Aviv Tower, 7 Jabotinsky Street, Ramat Gan, Israel. Biocell Ltd.’s investment and voting decisions are made collectively by its Board of Directors.
(12)	The address of Pontifax (Israel) L.P. and Pontifax (Cayman) L.P. is 8 Hamanofim St. Herzliya 46725, Israel. Consists of 2,659,550 shares of our common stock held by Pontifax (Cayman) L.P., 1,378,278 of which shares are owned of record and 1,281,272 of which shares are issuable upon exercise of options that are exercisable within 60 days of March 15, 2007, and 2,910,188 shares of our common stock held by Pontifax (Israel) L.P., 1,508,169 of which shares are owned of record and 1,402,019 of which shares are issuable upon exercise of options that are exercisable within 60 days of March 15, 2007. Pontifax (Cayman) L.P. and Pontifax (Israel) L.P. are governed by Pontifax Management L.P. Pontifax G.P. Ltd. is the general partner of Pontifax Management L.P. Pontifax G.P. Ltd.’s investment and voting decisions are made collectively by its Board of Directors.
(13)	The address is Alrov Tower, 46 Rothschild Blvd., Tel Aviv. Mr. Amos Bar-Shalev is the manager of Techno-Rov Holdings (1993) Ltd. and has the power to control its investment decisions.
(14)	The address is 7 Hanagar Street, Holon, Israel. Marathon Investments Ltd.’s investment and voting decisions are made collectively by its Board of Directors.
(15)	The address is 4400 Biscayne Blvd., Miami, Florida 33137. Frost Gamma, L.P. is the sole and exclusive beneficiary of Frost Gamma Investments Trust. Dr. Phillip Frost is the sole limited partner of Frost Gamma, L.P. The general partner of Frost Gamma, L.P. is Frost Gamma, Inc. and the sole shareholder of Frost Gamma, Inc. is Frost-Nevada Corporation. Dr. Frost is also the sole shareholder of Frost-Nevada Corporation.

Item 13. Certain Relationships and Related Transactions, and Director Independence

        On March 17, 2005, Protalix Ltd. entered into a Management Services Agreement with Pontifax Management Company, Ltd. in connection with the purchase of Protalix’s Series B Preferred Shares by the Pontifax Funds. Pursuant to the Management Services Agreement, Mr. Hurvitz serves as a member of the Board of Directors. Further, Protalix agreed not to designate a permanent chairman of the Board of Directors until Pontifax Management Company chose to nominate Mr. Hurvitz as the Chairman of the Board in 2006. In consideration for Mr. Hurvitz’s services, Protalix is required to pay Pontifax Management Company a fee equal to $3,000 per month plus required taxes on such payment. In addition, in connection with the execution of the Management Services Agreement, Protalix issued to Pontifax options to purchase a number of its Series B Preferred Shares equal to 3.5% of the then outstanding share capital with an exercise price equal to the par value of the shares. Lastly, upon the appointment of Mr. Hurvitz as Chairman of the Board of Directors, Protalix issued to Pontifax additional warrants for Series B Preferred Shares equal to 3.76% of the then outstanding share capital of Protalix. In connection with the merger, we assumed the Management Services Agreement and all options granted under the Management Services Agreement have been converted into options to purchase 3,384,502 shares of our common stock. Under the terms of the assumed Management Services Agreement, we are obligated only to use our best efforts to nominate Mr. Hurvitz for election to our Board of Directors, which remains subject to the review and approval of the Nominating Committee of the Board of Directors and the entire Board of Directors, as applicable.

        On September 14, 2006, Protalix Ltd. entered into a collaboration and licensing agreement with Teva Pharmaceutical Industries Ltd. for the development and manufacturing of two proteins, using its plant cell system. Mr. Hurvitz, the Chairman of Protalix’s Board of Directors is the Chairman of Teva’s Board of Directors; and Dr. Frost, one of our directors, is the Vice Chairman of Teva’s Board of Directors. Pursuant to the agreement, we will collaborate on the research and development of the two proteins utilizing our plant cell expression system. We will grant to Teva an exclusive license to commercialize the developed products in return for royalty and milestone payments payable upon the achievement of certain pre-defined goals. We will retain certain exclusive manufacturing rights with respect to the active pharmaceutical ingredient of the proteins following the first commercial sale of a licensed product under the agreement and other rights thereafter.

Corporate Governance and Independent Directors

        Our common stock began trading on the American Stock Exchange under the ticker symbol “PLX” on March 12, 2007. In compliance with the listing requirements of the American Stock Exchange, we have begun operating with a comprehensive plan of corporate governance for the purpose of defining responsibilities, setting high standards of professional and personal conduct and assuring compliance with such responsibilities and standards. We currently regularly monitor developments in the area of corporate governance to ensure we are be in compliance with the standards and regulations required by the American Stock Exchange. A summary of our corporate governance measures follows.

Independent Directors

        We believe a majority of the members of our Board of Directors are independent from management. When making determinations from time to time regarding independence, the Board of Directors will reference the listing standards adopted by the American Stock Exchange as well as the independence standards set forth in the Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated by the SEC under that Act. In particular, our Audit Committee periodically evaluates and reports to the Board of Directors on the independence of each member of the Board. We anticipate our audit committee will analyze whether a director is independent by evaluating, among other factors, the following:

•	Whether the member of the Board of Directors has any material relationship with us, either directly, or as a partner, shareholder or officer of an organization that has a relationship with us;
•	Whether the member of the Board of Directors is a current employee of our company or our subsidiaries or was an employee of our company or our subsidiaries within three years preceding the date of determination;
•	Whether the member of the Board of Directors is, or in the three years preceding the date of determination has been, affiliated with or employed by (i) a present internal or external auditor of our company or any affiliate of such auditor, or (ii) any former internal or external auditor of our company or any affiliate of such auditor, which performed services for us within three years preceding the date of determination;

•	Whether the member of the Board of Directors is, or in the three years preceding the date of determination has been, part of an interlocking directorate, in which any of our executive officers serve on the Compensation Committee of another company that concurrently employs the member as an executive officer;
•	Whether the member of the Board of Directors receives any compensation from us, other than fees or compensation for service as a member of the Board of Directors and any committee of the Board of Directors and reimbursement for reasonable expenses incurred in connection with such service and for reasonable educational expenses associated with Board of Directors or committee membership matters;
•	Whether an immediate family member of the member of the Board of Directors is a current executive officer of our company or was an executive officer of our company within three years preceding the date of determination;
•	Whether an immediate family member of the member of the Board of Directors is, or in the three years preceding the date of determination has been, affiliated with or employed in a professional capacity by (i) a present internal or external auditor of ours or any of our affiliates, or (ii) any former internal or external auditor of our company or any affiliate of ours which performed services for us within three years preceding the date of determination; and
•	Whether an immediate family member of the member of the Board of Directors is, or in the three years preceding the date of determination has been, part of an interlocking directorate, in which any of our executive officers serve on the Compensation Committee of another company that concurrently employs the immediate family member of the member of the Board of Directors as an executive officer.

The above list is not exhaustive and we anticipate that the Audit Committee will consider all other factors which could assist it in its determination that a director will have no material relationship with us that could compromise that director’s independence.

        Under these standards, our Board of Directors has determined that Dr. Hsiao and Messrs. Bar-Shalev, Toussia-Cohen and Buchris are considered “independent” pursuant to the rules of the American Stock Exchange and Section 10A(m)(3) of the Securities Exchange Act of 1934, as amended. In addition, our Board has determined that at least two of these members of the Board of Directors are able to read and understand fundamental financial statements and have substantial business experience that results in their financial sophistication, qualifying them for membership on any audit committee we form. Our Board of Directors has also determined that Dr. Hsiao and Messrs. Bronfeld, Bar-Shalev, Toussia-Cohen, Sheratzki and Buchris are “independent” pursuant to the rules of the American Stock Exchange.

        Our non-management directors hold formal meetings, separate from management, at least twice per year. We have no formal policy regarding attendance by our directors at annual shareholders meetings, although we encourage such attendance and anticipate most of our directors will attend these meetings. We did not hold an annual stockholders meeting in 2006.

Item 14. Principal Accountant Fees and Services

        The following table sets forth fees billed to us by our independent registered public accounting firm during the fiscal years ended December 31, 2006 and 2005 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements; (ii) services by our independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees; (iii) services rendered in connection with tax compliance, tax advice and tax planning; and (iv) all other fees for services rendered.

	Year ended December 31,
	2006	2005
Audit Fees	$456,000	$17,000
Audit Related Fees	$15,000	—
Tax Fees	$22,000	$2,000
All Other Fees	$22,000	—

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

        Prior to entering into the engagement letter with our independent publicly registered accounts, our Audit Committee approved 2006 audit fees. For fiscal year 2007, our Audit Committee has not yet approved fees for any services to be rendered by the independent publicly registered accountant.

PART IV

Item 15. Exhibits and Financial Statement Schedules

        The following documents are filed as part of the Annual Report on Form 10-K:

1. Financial Statements. The following Consolidated Financial Statements of Protalix BioTherapeutics, Inc. are included in Item 8 of this Annual Report on Form 10-K:

2. Financial Statement Schedule. Financial statement schedules have been omitted since they are either not required, are not applicable or the required information is shown in the consolidated financial statements or related notes.

3. Exhibits.

Exhibit Number	Exhibit Description	Method of Filing
3.1	Amended and Restated Articles of Incorporation of the Company	Incorporated by reference to the Company's Registration Statement on Form S-4 filed on March 26, 1998, SEC File No. 333-48677

3.2	Article of Amendment to Articles of Incorporation dated June 9, 2006	Incorporated by reference to the Company's Registration Statement on Form 8-A filed on March 9, 2007, SEC File No. 001-33357

3.3	Article of Amendment to Articles of Incorporation dated December 13, 2006	Incorporated by reference to the Company's Registration Statement on Form 8-A filed on March 9, 2007, SEC File No. 001-33357

3.4	Article of Amendment to Articles of Incorporation dated December 26, 2006	Incorporated by reference to the Company's Registration Statement on Form 8-A filed on March 9, 2007, SEC File No. 001-33357

3.5	Article of Amendment to Articles of Incorporation dated February 26, 2007	Incorporated by reference to the Company's Registration Statement on Form 8-A filed on March 9, 2007, SEC File No. 001-33357

3.6	Bylaws of the Company, as amended	Incorporated by reference to the Company's Registration Statement on Form S-4 filed on March 26, 1998, SEC File No. 333-48677

4.1	Form of Warrant	Incorporated by reference to the Company's Current Report on Form 8-K filed on January 8, 2007, SEC File No. 000-27836

10.1	2006 Stock Incentive Plan	Incorporated by reference to the Company's Current Report on Form 8-K filed on January 8, 2007, SEC File No. 000-27836

10.2	Employment Agreement between Protalix Ltd. and Yoseph Shaaltiel, dated as of September 1, 2004	Incorporated by reference to the Company's Current Report on Form 8-K filed on January 8, 2007, SEC File No. 000-27836

10.3	Employment Agreement between Protalix Ltd. and Einat Almon, dated as of December 19, 2004	Incorporated by reference to the Company's Current Report on Form 8-K filed on January 8, 2007, SEC File No. 000-27836

10.4	Employment Agreement between Protalix Ltd. and David Aviezer, dated as of September 11, 2006	Incorporated by reference to the Company's Current Report on Form 8-K filed on January 8, 2007, SEC File No. 000-27836

10.5	Employment Agreement between Protalix Ltd. and Yossi Maimon, dated as of October 15, 2006	Incorporated by reference to the Company's Current Report on Form 8-K filed on January 8, 2007, SEC File No. 000-27836

10.6†	License Agreement entered into as of April 12, 2005, by and between Icon Genetics AG and Protalix Ltd.	Incorporated by reference to the Company's Current Report on Form 8-K filed on January 8, 2007, SEC File No. 000-27836

10.7†	Research and License Agreement between Yeda Research and Development Company Limited and Protalix Ltd. dated as of March 15, 2006	Incorporated by reference to the Company's Current Report on Form 8-K filed on January 8, 2007, SEC File No. 000-27836

10.8†	Agreement between Teva Pharmaceutical Industries Ltd. and Protalix Ltd., dated September 14, 2006	Incorporated by reference to the Company's Current Report on Form 8-K filed on January 8, 2007, SEC File No. 000-27836

10.9	Lease Agreement between Protalix Ltd. and Angel Science Park (99) Ltd., dated as of October 28, 2003 as amended on April 18, 2005	Incorporated by reference to the Company's Current Report on Form 8-K filed on January 8, 2007, SEC File No. 000-27836

10.10	Merger Agreement and Plan of Reorganization made and entered into as of August 21, 2006, by and among the Registrant, Protalix Acquisition Co., Ltd. and Protalix Ltd.	Incorporated by reference to the Company's Current Report on Form 8-K filed on January 8, 2007, SEC File No. 000-27836

10.11	Stock Option Award Agreement by and between the Registrant and Phillip Frost, dated as of December 31, 2006	Filed herewith

10.12	Stock Option Award Agreement by and between the Registrant and Jane Hsiao, dated as of December 31, 2006	Filed herewith

10.13	Stock Option Award Agreement grant by and between the Registrant and Steven Rubin, dated as of December 31, 2006	Filed herewith

10.14	First Amendment to the December 31, 2006 Stock Option Award Agreement by and between the Registrant and Phillip Frost, effective as of February 28, 2007	Filed herewith

10.15	First Amendment to the December 31, 2006 Stock Option Award Agreement by and between the Registrant and Jane Hsiao, effective as of February 28, 2007	Filed herewith

10.16	First Amendment to the December 31, 2006 Stock Option Award Agreement by and between the Registrant and Steven Rubin, effective as of February 28, 2007	Filed herewith

10.17	Employment Agreement between Protalix Ltd. and Iftah Katz, effective as of February 28, 2007	Filed herewith

21.1	Subsidiaries	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Certification of Chief Executive Officer	Filed herewith

32.2	18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Certification of Chief Financial Officer	Filed herewith

†	Portions of this exhibit were omitted and have been filed separately with the Secretary of the Securities and Exchange Commission pursuant to the Registrant’s application requesting confidential treatment under Rule 406 of the Securities Act.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of March 28, 2007.

PROTALIX BIOTHERAPEUTICS, INC.

By: /s/ David Aviezer
David Aviezer, Ph.D.

POWER OF ATTORNEY

        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints David Aviezer, Ph.D. and Yossi Maimon, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and re-substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ David Aviezer David Aviezer, Ph.D.	President, Chief Executive Officer (Principal Executive Officer) and Director	March 28, 2007

/s/ Yossi Maimon Yossi Maimon	Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)	March 28, 2007

/s/ Eli Hurvitz Eli Hurvitz	Chairman of the Board	March 28, 2007

/s/ Yoseph Shaaltiel Yoseph Shaaltiel, Ph.D.	Executive VP, Research and Development and Director	March 28, 2007

/s/ Zeev Bronfeld Zeev Bronfeld	Director	March 28, 2007

/s/ Amos Bar-Shalev Amos Bar-Shalev	Director	March 28, 2007

/s/ Sharon Toussia-Cohen Sharon Toussia-Cohen	Director	March 28, 2007

/s/ Eyal Sheratzki Eyal Sheratzki	Director	March 28, 2007

/s/ Pinhas Barel Buchris Pinhas Barel Buchris	Director	March 28, 2007

/s/ Phillip Frost Phillip Frost, M.D.	Director	March 28, 2007

/s/ Jane H. Hsiao Jane H. Hsiao, Ph.D.	Director	March 28, 2007

PROTALIX BIOTHERAPEUTICS, INC.
(Formerly Orthodontix, Inc.)
(A development stage company)
CONSOLIDATED FINANCIAL STATEMENTS

TABLE OF CONTENTS

Page
REPORT OF INDEPENDENT REGISTERED PUBLIC	F-2
ACCOUNTING FIRM

FINANCIAL STATEMENTS

Consolidated Balance Sheets as of December 31, 2005, and 2006	F-3

Consolidated Statements of Operations for the years ended December 31, 2004, 2005, and 2006, and for the period from December 27, 1993 (Incorporation), through December 31, 2006	F-4

Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31,	F-5
2004, 2005, and 2006, and for the period from December 27, 1993 (Incorporation), through December 31, 2006

Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2005, and	F-6
2006, and for the period from December 27, 1993 (Incorporation), through December 31, 2006

Notes to Consolidated Financial Statements	F-8

The dollar amounts are stated in U.S. dollars ($)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders of

PROTALIX BIOTHERAPEUTICS, INC. (Formerly Orthodontix, Inc.)

(A Development stage company)

We have audited the consolidated balance sheets of Protalix BioTherapeutics, Inc. (the “Company”) and its subsidiary as of December 31, 2006 and 2005 and the consolidated statements of operations, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2006 and for the period from December 27, 1993 (date of Company’s incorporation) through December 31, 2006. These financial statements are the responsibility of the Company’s Board of Directors and management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Company’s Board of Directors and management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits, the consolidated financial statements referred to above, present fairly, in all material respects, the consolidated financial position of the Company and its subsidiary as of December 31, 2006 and 2005, and the consolidated results of their operations, and cash flows for each of the three years in the period ended December 31, 2006, and for the period from December 27, 1993 (date of Company’s incorporation) through December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1l to the consolidated financial statements, the Company changed its method of accounting for Share-Based Payments in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004) effective January 1, 2006.

Tel-Aviv, Israel March 28, 2007	/s/ Kesselman & Kesselman Kesselman & Kesselman Certified Public Accountant (Isr.) A member of PricewaterhouseCoopers International Limited
F-2

PROTALIX BIOTHERAPEUTICS, INC.
(A development stage company)
CONSOLIDATED BALANCE SHEETS
(U.S. dollars in thousands, except shares and per share amounts)

	December 31,
	2005	2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ 4,741	$ 15,378
Deposit	—	7,577
Accounts receivable	254	1,336

Total current assets	4,995	24,291

FUNDS IN RESPECT OF EMPLOYEE
RIGHTS UPON RETIREMENT	195	293

PROPERTY AND EQUIPMENT, NET	2,035	2,404

Total assets	$ 7,225	$ 26,988

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accruals:
Trade	$ 426	$ 892
Other	419	1,376

Total current liabilities	845	2,268

LONG-TERM LIABILITY:
Liability for employee rights upon retirement	285	436

Total long-term liabilities	285	436

Total liabilities	1,130	2,704

COMMITMENTS

SHAREHOLDERS’ EQUITY *:
Convertible preferred shares, 0.01 NIS par value:
Authorized – as of December 31, 2005 -
773,532 and no shares as of December 31, 2006;
Issued and outstanding – as of December 31, 2005
398,227, and no shares as of December 31, 2006	1
Common Stock, $0.001 par value:
Authorized – as of the December 31, 2005 and 2006
100,000,000 and 150,000,000 shares, respectively;
Issued and outstanding – as of December 31, 2005
and 2006 18,801,527 and 61,781,765 shares,
respectively	19	62
Additional paid-in capital	16,170	44,379
Warrants	1,027	355
Deficit accumulated during the development stage	(11,122)	(20,512)

Total shareholders’ equity	6,095	24,284

Total liabilities and shareholders’ equity	$ 7,225	$ 26,988

* See Note 1a.

The accompanying notes are an integral part of the consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.
(A development stage company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(U.S. dollars in thousands, except shares and per share amounts)

	Year ended December 31,			Period from December 27, 1993* through December 31, 2006
	2004	2005	2006
REVENUES	$ 430	$ 150		$ 830
COST OF REVENUES	120	35		206

GROSS PROFIT	310	115		624

RESEARCH AND DEVELOPMENT EXPENSES	2,493	4,708	$ 6,997	17,661
Less - grants	(573)	(935)	(1,751)	(5,116)

	1,920	3,773	5,246	12,545

GENERAL AND ADMINISTRATIVE EXPENSES	807	2,131	4,525	8,996

OPERATING LOSS	2,417	5,789	9,771	20,917
FINANCIAL EXPENSES
(INCOME) – NET	4	(43)	(344)	(368)

NET LOSS BEFORE CHANGE IN
ACCOUNTING PRINCIPLE	2,421	5,746	9,427	20,549
CUMULATIVE EFFECT OF
CHANGE IN ACCOUNTING
PRINCIPLE			(37)	(37)

NET LOSS FOR THE PERIOD	$ 2,421	$ 5,746	$ 9,390	$ 20,512

NET LOSS PER SHARE OF COMMON STOCK - BASIC:
Prior to cumulative effect of change in accounting principle	$ 0.13	$ 0.31	$ 0.32
Cumulative effect of change in accounting principle			**
	$ 0.13	$ 0.31	$ 0.32

NET LOSS PER SHARE OF COMMON STOCK - DILUTED:
Prior to cumulative effect of change in accounting principle	$ 0.13	$ 0.31	$ 0.32
Cumulative effect of change in accounting principle			**

	$ 0.13	$ 0.31	$ 0.32

WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK USEDIN COMPUTING LOSS PER COMMON STOCK:

Basic	18,801,527	18,801,527	29,300,987

Diluted	18,801,527	18,801,527	29,300,987

*	Incorporation date, see Note 1a.
**	Represents an amount less than $0.01.

The accompanying notes are an integral part of the consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.
(A development stage company)
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(U.S. dollars in thousands, except share data)

	Common Stock	Convertible preferred shares	Common Stock	Convertible preferred Shares	Warrants	Additional paid-in Capital	Deficit accumulated during development stage	Total
	Number of shares		Amount
Beginning balance - December 27, 1993(1)
Changes during the period from
December 27, 1993 through
December 31, 2003:
Ordinary and convertible
preferred A shares issued
for cash (net of issuance
costs of $124)	18,801,527	190,486	19	*		2,899		2,918
Share-based compensation	-	-	-	-		331	-	331
Net Loss	-	-	-	-		(2,955)	(2,955)

Balance at December 31, 2003	18,801,527	190,486	19	*		3,230	(2,955)	294
Changes during 2004:
Convertible preferred B shares
issued for cash (net of
issuance costs of $216)	-	100,523	-	1		3,283	-	3,284
Share-based compensation	-	-	-	-		318	-	318
Net Loss	-	-	-	-		-	(2,421)	(2,421)

Balance at December 31, 2004	18,801,527	291,009	19	1		6,831	(5,376)	1,475
Changes during 2005:
Convertible preferred B and C
shares and warrants issued
for cash (net of issuance
costs of $192)	-	107,218	-	*	1,027	7,452	-	8,479
Share-based compensation	-	-	-	-	-	1,887	-	1,887
Net Loss	-	-	-	-	-	-	(5,746)	(5,746)

Balance at December 31, 2005	18,801,527	398,227	19	1	1,027	16,170	(11,122)	6,095
Changes during 2006:
Common Stock and warrants
issued for cash (net of
issuance costs of $236) (see
Note 6i)	10,054,600	-	10	-	355	14,522	-	14,887
Merger with a wholly owned
subsidiary of Orthodontix,
Inc. (net of issuance cost
of $642) (2)	583,086	-	1	-	-	240	-	241
Exercise of options granted to
employees and non-employees	2,670,403	847	3		-	394	-	397
Share-based compensation	-				-	3,421	-	3,421
Conversion of convertible
preferred shares into Common
Stock (see Note 6b) (3)	24,375,870	(399,074)	24	(1)	-	(23)	-	-
Change in accounting principle	-	-	-	-	-	(37)	37	-
Expiration of warrants (4)	-	-	-	-	(34)	34	-	-
Exercise of warrants (5)	5,296,279	-	5	-	(993)	9,658	-	8,670
Net Loss	-	-	-	-	-	-	(9,427)	(9,427)

Balance at December 31, 2006	61,781,765	-	62	-	355	44,379	(20,512)	24,284

(1)	Incorporation date, see Note 1a.
(2)	Upon the Merger consummated in December 2006, which has been accounted for as a reverse acquisition, the holders of capital stock of the Company prior to the Merger retained 583,086 shares of Common Stock (out of 150,000,000 authorized shares). See Note 6.
(3)	Conversion of 399,074 convertible preferred shares prior to the Merger, and exchange of resulting 399,074 shares for Common Stock at an exchange rate of approximately 61.08 for 1. See Note 6c.
(4)	Expiration of 2,977 warrants (without giving effect to the exchange) immediately prior to the Merger.
(5)	Exercise of warrants prior to the Merger, and exchange of resulting 86,709 shares for Common Stock at an exchange rate of approximately 61.08 for 1. See Note 6j.

* Represents an amount less than $1.

The accompanying notes are an integral part of the consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.
(A development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in thousands)

	Year ended December 31,			Period from December 27, 1993* through December 31, 2006
	2004	2005	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(2,421)	$(5,746)	$(9,390)	$(20,512)
Adjustments required to reconcile net loss to net cash
used in operating activities:
Cumulative effect of change in accounting principle	–	–	(37)	(37)
Share based compensation	297	1,887	3,421	5,936
Depreciation and impairment of fixed assets	123	311	502	1,180
Interest expense (income), net	26	(28)
Changes in accrued liability for employee rights
upon retirement	67	79	151	436
Loss (gain) on amounts funded in respect of employee
rights upon retirement	2	(4)	(7)	(47)
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(534)	412	(1,031)	(1,285)
Increase (decrease) in accounts payable and accruals	691	(117)	1,300	2,104

Net cash used in operating activities	$(1,749)	$(3,206)	$(5,091)	$(12,225)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	$(1,291)	$ (844)	$ (842)	$(3,487)
Investment grant received in respect of fixed assets	–	–	–	38
Investment in restricted cash deposit	–	–	(47)	(47)
Amounts funded in respect of employee rights
upon retirement	(48)	(83)	(108)	(403)
Amounts paid in respect of employee rights
upon retirement	3	24	17	157

Net cash used in investing activities	$(1,336)	$ (903)	$ (980)	$(3,742)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan and convertible bridge loan received	$ 800			$ 2,145
Repayment of loan	–	$(1,000)		(1,000)
Issuance of shares and warrants	2,546	8,373	$ 14,877	28,369
Exercise of options			1,490	1,490
Merger with a wholly owned subsidiary of Orthodontix, Inc.			341	341
Net increase (decrease) in short-term bank credit	(45)

Net cash provided by financing activities	$ 3,301	$ 7,373	$ 16,708	$ 31,345

NET INCREASE IN CASH AND CASH
EQUIVALENTS	216	3,264	10,637	15,378
BALANCE OF CASH AND CASH
EQUIVALENTS AT BEGINNING OF PERIOD	1,261	1,477	4,741

BALANCE OF CASH AND CASH
EQUIVALENTS AT END OF PERIOD	$ 1,477	$ 4,741	$ 15,378	$ 15,378

The accompanying notes are an integral part of the consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.
(A development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in thousands)

(CONTINUED)

	Year ended December 31,			Period from December 27, 1993* through December 31, 2006
	2004	2005	2006
SUPPLEMENTARY DISCLOSURE OF
CASH FLOW INFORMATION:
Cash paid during the year for interest	$ 2	$ 65	**	$ 80

SUPPLEMENTARY INFORMATION ON
INVESTING AND FINANCING ACTIVITIES
NOT INVOLVING CASH FLOWS

Conversion of convertible bridge loan into shares	$800			1,145

Purchase of property and equipment	$284	$106	$ 135	$ 135

Issuance cost not yet paid
and accruals – other	$121	$ 15	$ 5	$ 5

Exercise of warrants (see Note 6j)			$7,577	$7,577

Consultants’ and director credit balance
converted into shares	$ 80			$ 80

Issuance cost not yet paid	$ 21			$ 21

Merger with a wholly owned subsidiary of
Orthodontix Inc.:
Prepaid expenses			$ 4	$ 4

Issuance cost setoff against accounts payable			$ 104	$ 104

*	Incorporation date, see Note 1a.
**	Represents an amount less than $1.

The accompanying notes are an integral part of the consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

a.	Operation

On December 31, 2006, Protalix BioTherapeutics, Inc. (formerly Orthodontix, Inc.) (hereinafter, the “Company”) consummated the acquisition of Protalix Ltd., a privately-held Israeli biotechnology company incorporated on December 27, 2003, by the merger (the “Merger”) of its wholly owned subsidiary, Protalix Acquisition Co., Ltd., with Protalix Ltd. (the “Subsidiary”). As a result, Protalix Ltd. is now the Company’s wholly-owned subsidiary, with the former shareholders of Protalix Ltd. acquiring in excess of 99% of the Company’s outstanding shares of common stock, par value $.001 per share (the “Common Stock”). For accounting purposes, the Merger was accounted for as a recapitalization of Protalix Ltd. Accordingly, the historical financial statements of the Company reflect the historical operations and financial statements of Protalix Ltd. before the Merger. See Note 6 for more detailed discussion of the Merger.

All share and per share data provided in these Notes to the financial statements has been retroactively restated to reflect the conversion ratio related to the exchange of shares in the Merger (and giving effect to the one-for-ten reverse stock split), unless otherwise stated herein. All convertible preferred share data is provided on a pre-exchange basis as all of the preferred shares were converted prior to the Merger. See Note 6c.

Since its inception, Protalix Ltd. has been engaged in the biotechnology field. More recently, Protalix Ltd. has been engaged in the research and development of plant-derived human proteins, with its main product under development, prGCD, being a plant-derived protein being developed as a treatment for Gaucher Disease. The Company has completed a Phase I clinical trial on prGCD, is exempt from Phase II, and expects to initiate a pivotal Phase III clinical trial in 2007. The Company’s business is located in Carmiel, Israel.

During the period from 2003 to 2005, Protalix Ltd. was a party to a research and development services contract with a pharmaceutical company pursuant to which the Company agreed to provide certain research and development services. The Company earned total revenues of $830 throughout the duration of the contract in consideration for the performance of such services. The contract expired in the first quarter of 2005, and since that time, The Company has not focused efforts on providing any further research and development services for third parties.

The Company has been in the development stage since inception. Successful completion of the Company’s development program and its transition to normal operations is dependent upon obtaining necessary regulatory approvals from the United States Food and Drug Administration (“FDA”) prior to selling its products within the United States, and foreign regulatory approvals must be obtained to sell its products internationally. There can be no assurance that the Company’s products will receive regulatory approvals, and a substantial amount of time may pass before the Company achieves a level of sales adequate to support the Company operations, if at all. The Company will also incur substantial expenditures in connection with the regulatory approval process and it will need to raise additional capital during the developmental period. Obtaining marketing approval will be directly dependent on the Company’s ability to implement the necessary regulatory steps required to obtain marketing approval in the United States and other countries and the success of the Company’s clinical trials. The Company cannot predict the outcome of these activities.

PROTALIX BIOTHERAPEUTICS, INC.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (Continued):

The Company currently does not have sufficient resources to complete the commercialization of any of its proposed products. Based on its current cash resources and commitments, the Company believes it should be able to maintain its current planned development activities and the corresponding level of expenditures for at least the next 18 months, although no assurance can be given that it will not need additional cash prior to such time. Unexpected increases in general and administrative expenses and research and development expenses may cause the Company to need additional financing during the next 18 months.

b.	Basis of presentation

The Company’s financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises”. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The consolidated financial statements and these Notes to the consolidated financial statements are expressed in U.S. dollars (“$” or “dollar”), in thousands, except for the shares and per share amounts.

c.	Functional currency

The currency of the primary economic environment in which the operations of the Company are conducted is the dollar. The Company is currently in the development stage with no significant source of revenues; therefore, the Company considered the currency of the primary economic environment to be the currency in which the Company expends cash. Most of the Company’s expenses and capital expenditures are incurred in dollars, and a significant source of the Company’s financing has been provided in dollars.

Since the dollar is the functional currency, monetary items maintained in currencies other than the dollar are remeasured using the rate of exchange in effect at the balance sheets dates and non-monetary items are remeasured at historical exchange rates. Revenue and expense items are recorded at the rate of exchange in effect at the time the expense is incurred. Foreign currency translation gains or losses are recognized in the statement of operations.

d.	Cash equivalents

The Company considers all short-term, highly liquid investments, which include short-term deposits with original maturities of three months or less from the date of purchase, that are not restricted as to withdrawal or use and are readily convertible to known amounts of cash, to be cash equivalents.

e.	Property and equipment

1)	Property and equipment are stated at cost, net of accumulated depreciation and amortization.

PROTALIX BIOTHERAPEUTICS, INC.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (Continued):

2)	The Company’s assets are depreciated by the straight-line method on the basis of their estimated useful lives at the following annual rates:

%
Laboratory equipment	20
Furniture	7-10
Computer equipment	33

Leasehold improvements are amortized by the straight-line method over the lease term, which is generally shorter than the estimated useful life of the improvements.

f.	Impairment of Long-Lived Assets

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), requires that long-lived assets, including definite life intangible assets to be held and used or disposed of by an entity, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Under SFAS 144, if the sum of the expected future cash flows (undiscounted and without interest charges) of the long-lived assets is less than the carrying amount, the Company must recognize an impairment loss and write down the assets to their estimated fair values. See also Note 2c.

g.	Deferred income taxes

Deferred taxes are determined utilizing the assets and liabilities method based on the estimated future tax effects of differences between the financial accounting and tax bases of assets and liabilities under the applicable tax laws. Deferred tax balances are computed using the tax rates expected to be in effect when those differences reverse. A valuation allowance in respect of deferred tax assets is provided if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company has provided a full valuation allowance with respect to its deferred tax assets.

Paragraph 9(f) of SFAS 109, “Accounting for Income Taxes,” prohibits the recognition of deferred tax liabilities or assets that arise from differences between the financial reporting and tax bases of assets and liabilities that are measured from the local currency into dollars using historical exchange rates, and that result from changes in exchange rates or indexing for tax purposes. Consequently, the abovementioned differences with respect to Protalix Ltd. were not reflected in the computation of deferred tax assets and liabilities.

h.	Revenue Recognition

Revenue generated from research and development services is recognized upon performance of such services and when persuasive evidence of an arrangement exists, the price is fixed or determinable, and collection is reasonably assured.

Revenue from the performance milestone payments in connection with research and development agreements is recognized upon achievement of the milestones as specified in the agreement, provided payment is proportionate to the effort expended as measured by the ratio of costs expended to the total estimated development costs.

PROTALIX BIOTHERAPEUTICS, INC.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (Continued):

i.	Research and development costs

Research and development costs are expensed as incurred and consist primarily of personnel, facilities, equipment, and supplies for research and development activities. Grants received from the Office of the Chief Scientist of the Ministry of Industry and Trade of Israel (the “OCS”) and other research foundations are recognized when the grant becomes receivable, provided there is reasonable assurance that the Company will comply with the conditions attached to the grant and there is reasonable assurance the grant will be received. The grant is deducted from the related research and development expenses as the costs are incurred. See also Note 5(a).

In connection with purchases of assets, amounts assigned to intangible assets to be used in a particular research and development project that has not reached technological feasibility and has no alternative future use, are charged to in-process research and development costs at the purchase date.

j.	Comprehensive loss

The Company has no other comprehensive loss components other than net loss for the reported periods.

k.	Concentration of credit risks

Financial instruments that subject the Company to credit risk consist primarily of cash and cash equivalents and deposit, which are deposited in major financial institutions primarily in Israel.

l.	Share-based compensation

Prior to January 1, 2006, the Company accounted for employee share-based compensation under the intrinsic value model in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. Under APB 25, compensation expense is based on the difference, if any, on the date of the grant of a stock option, between the fair value of the shares underlying the option and the exercise price of the option. In addition, in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), which was issued by the Financial Accounting Standards Board (“FASB”), the Company disclosed pro forma data assuming it had accounted for employee share option grants using the fair value-based method defined in SFAS 123.

The Company adopted SFAS No. 123 (Revised 2004), “Shared-Based Payment” (“SFAS 123R”) as of January 1, 2006, using the modified prospective application transition method, as permitted by SFAS 123R. Under such transition method, the Company’s financial statements for periods prior to the effective date of SFAS 123R have not been restated. Under this transition method, stock-based compensation expense for the first quarter of 2006 includes compensation expense for all share-based compensation awards granted prior to, but not yet vested as of, December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Share based compensation for all share-based awards granted after December 31, 2005 are based on the grant date fair value estimated in accordance with SFAS 123R. The Company recognizes compensation costs on an accelerated basis over the requisite service period of the grant which is generally the option vesting term of four years.

PROTALIX BIOTHERAPEUTICS, INC.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (Continued):

SFAS 123R requires forfeitures to be estimated at the time of grant and be revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. Share-based compensation expense was recorded net of estimated forfeitures for the year ended December 31, 2006, such that expense was recorded only for those share-based awards that were expected to vest. Under APB 25, to the extent awards were forfeited prior to vesting, the corresponding previously recognized expense was reversed in the period of forfeiture. Upon adoption of SFAS 123R, for the year ended December 31, 2006, the Company recorded a cumulative adjustment to account for the expected forfeitures of stock-based awards granted prior to January 1, 2006, for which the Company previously recorded an expense. The adoption of SFAS 123R resulted in a cumulative benefit from accounting change in the amount of $37 for the year ended December 31, 2006.

The fair value of stock options granted was determined using the Black-Scholes options-pricing model, which is consistent with the valuation techniques previously utilized by the Company for options in footnote disclosures required under SFAS 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure.” Such value is recognized as an expense over the service period, net of estimated forfeitures, using the graded vesting method under SFAS 123R.

The following table illustrates the pro forma effect on net loss and net loss per share of Common Stock assuming the Company had applied the fair value recognition provisions of SFAS 123R to its share-based employee compensation:

	Year ended December 31,		Period from December 27, 1993 through December 31, 2006
	2004	2005
	(Dollars in thousands, except per share data)
Net loss as reported	($ 2,421)	($ 5,746)	($20,512)
Add: share-based employee
compensation expense included in the
reported net loss using the intrinsic
value method outlined in APB 25	149	509	732
Deduct: share-based employee compensation
expense determined under fair value method	(170)	(539)	(788)

Pro forma net loss	($ 2,442)	($ 5,776)	($20,568)

Net loss per share of Common Stock:
Basic – as reported	($0.13)	($ 0.31)
Basic – pro forma	($0.13)	($ 0.31)
Diluted – as reported	($0.13)	($ 0.31)
Diluted – pro forma	($0.13)	($ 0.31)

When stock options are granted as consideration for services provided by consultants and other non-employees, the transaction is accounted for based on the fair value of the consideration received or the fair value of the stock options issued, whichever is more reliably measurable, pursuant to the

PROTALIX BIOTHERAPEUTICS, INC.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (Continued):

guidance in Emerging Issues Task Force (“EITF”) 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services”. The fair value of the options granted is recalculated over the related service period and is recognized over the respective service period using the straight-line method.

m.	Net Loss per share (“LPS”)

Basic and diluted LPS is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding for each period.

Convertible preferred shares were not taken into account in the computation of the LPS since the holders of the convertible preferred shares did not have a contractual obligation to share the losses of the Company.

Convertible preferred shares, options, and warrants were not included in the computation of diluted LPS because the effect would be anti-dilutive.

The total weighted average (on pre-exchange basis) number of shares of Common Stock related to the convertible preferred shares has been excluded from the calculations of diluted loss per share were 209,214, 338,045 and 278,805 for the years 2004, 2005, and 2006, respectively.

The diluted loss per share does also not include options and warrants of the Company in the amount of 4,648,978, 9,383,978, and 14,403,386 for the years 2004, 2005, and 2006, respectively (of which 39,225, 3,846,068, and 9,957,800, respectively, are included on a post exchange basis).

n.	Newly issued and recently adopted Accounting Pronouncements

1)	In June 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of SFAS 109, “Accounting For Income Taxes.” FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting, and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction. FIN 48 is effective for fiscal years beginning after December 15, 2006 (January 1, 2007 for the Company). If there are changes in net assets as a result of the application of FIN 48, such changes will be accounted for as an adjustment to retained earnings. The Company believes that the application of FIN 48 will not have a material adverse effect on its financial position and results of operations.

2)	In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for the fiscal year beginning after September 1, 2008. The Company is currently evaluating the impact of the provisions of SFAS 157 on its financial position and results of operations.

3)	In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), which provides interpretive guidance on the consideration of the effects of prior year misstatements in

PROTALIX BIOTHERAPEUTICS, INC.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (Continued):

quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company adopted SAB 108 in these financial statements and accordingly, follows the SAB 108 requirements when quantifying financial statement misstatements. The adoption of SAB 108 did not result in any correction of the Company’s financial statements.

4)	On February 15, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). Under SFAS 159, the Company may elect to report financial instruments and certain other items at fair value on a contract-by-contract basis with changes in value reported in earnings. This election is irrevocable. SFAS 159 provides an opportunity to mitigate volatility in reported earnings that is caused by measuring hedged assets and liabilities that were previously required to use a different accounting method than the related hedging contracts when the complex provisions of SFAS 133 hedge accounting are not met. SFAS 159 is effective for years beginning after November 15, 2007. Early adoption within 120 days of the beginning of a company’s 2007 fiscal year is permissible, provided the company has not yet issued interim financial statements for 2007 and has adopted SFAS 157. The Company does not intend to adopt SFAS 159 early, and the Company is currently evaluating the impact of adopting SFAS 159 on its financial position, cash flows, and results of operations.

o.	Reclassifications

Certain figures in respect of prior years have been reclassified to conform with the current year presentation.

NOTE 2 – PROPERTY AND EQUIPMENT

a.	Composition of property and equipment grouped by major classifications, and changes, is as follows:

	December 31,
	2005	2006
Laboratory equipment	$ 1,039	$ 1,535
Furniture and computer equipment	129	224
Leasehold improvements	1,342	1,540
Equipment under construction	—	82
	2,510	3,381

Less – accumulated depreciation
and amortization	(475)	(977)

	$ 2,035	$ 2,404

b.	Depreciation and amortization in respect of property and equipment totaled $123, $311, and $435 for the years ended December 31, 2004, 2005, and 2006, respectively.

PROTALIX BIOTHERAPEUTICS, INC.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands)

NOTE 2 – PROPERTY AND EQUIPMENT (Continued):

c.	During 2006, the Company tested the carrying value of certain long lived assets as the Company decided to dispose of such assets. As a result, the Company recorded a total impairment of $67, which is included among research and development expenses. See also Note 8c. The long lived assets which were impaired were mainly laboratory equipment.

NOTE 3 – LOANS

a.	Debenture

In connection with a research and development services contract entered into with a third party, as discussed in Note 1a, the Company issued a debenture to the same third party with a face amount equal to $1,000. The debenture bore interest at the annual rate equal to EURIBOR plus 0.75%, and matured on March 31, 2004. In the event of default upon the maturity of the loan, the debenture was convertible into 127,690 convertible preferred A shares of the Company. However, the debenture was not convertible at the third party’s option at any time prior to an event of default. The maturity date of the debenture was March 31, 2004, which was subsequently extended to December 31, 2004, and later to January 2006. In December 2005, the Company paid the loan in full.

b.	Bridge loan

In 2004, the Company signed a convertible bridge loan agreement with a shareholder of the Company, with a principal amount of $800. The loan bore interest at an annual rate equal to LIBOR plus 1%. The loan was convertible into convertible preferred A shares of the Company until December 31, 2004 at the same terms and conditions of the first investment transaction by new investors after the date of the loan. In the event that the Company. did not close any new investment transaction prior to December 31, 2004, the convertible bridge loan was convertible into convertible preferred A shares upon terms and conditions that were to be settled on that date. In October 2004, the Company entered into a share purchase agreement with new investors and the convertible bridge loan was converted into convertible preferred B shares of the Company. See Note 6N.

NOTE 4 – LIABILITY FOR EMPLOYEE RIGHTS UPON RETIREMENT

Protalix Ltd. is required to make a severance payment upon dismissal of an employee or upon termination of employment in certain other circumstances. The Company’s severance pay liability to its employees is mainly based upon length of service and the latest monthly salary (one month’s salary for each year worked) is reflected by a balance sheet accrual under “Liability for employee rights upon retirement”. The liability is recorded as if it were payable at each balance sheet date on an undiscounted basis.

The liability is funded in part by the purchase of insurance policies or pension funds and by deposit of funds in dedicated deposits. The amounts funded are included in the balance sheets under “Funds in respect of employee rights upon retirement”. The policies are the Company’s assets. However, under labor agreements and subject to certain limitations, the policies may be transferred to the ownership of the individual employees for whose benefit the funds were deposited. In the years 2004, 2005, and 2006, the Company deposited with the insurance companies $48, $83, and $108, respectively, in connection with its severance obligations.

PROTALIX BIOTHERAPEUTICS, INC.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands)

NOTE 4 – LIABILITY FOR EMPLOYEE RIGHTS UPON RETIREMENT (Continued):

In accordance with the Company’s current employment agreements with certain employees, the Company makes regular deposits with the insurance companies for accounts controlled by the individual employees in order to secure the employee’s rights upon retirement. The Company is fully relieved from any severance pay liability with respect to such employees after it makes the payments on behalf of each such employee. The liability accrued in respect of these employees and the amounts funded, as of the respective agreement dates, are not reflected in the balance sheets, since the amounts funded are not under the control and management of the Company and the pension and severance pay risks have been irrevocably transferred to the insurance companies.

The Company accounts for the severance pay liability as contemplated by EITF 88-1 “Determination of Vested Benefit Obligation for a Defined Benefit Pension Plan” and, accordingly, records the obligation on an undiscounted basis as if it was payable at each balance sheet date.

The amounts of severance pay expenses were $72, $104, and $189 for the years ended December 31, 2004, 2005, and 2006, respectively, of which $0, $0, and $19 in 2004, 2005, and 2006, respectively, were in respect of the insurance policies that were expensed but not reflected in the balance sheet as assets as described above. Loss (gain) on employee severance pay funds in respect of employee severance obligations totaled $2, $(4), and $(7) for the years ended December 31, 2004, 2005, and 2006, respectively.

The Company expects to contribute approximately $182 in 2007 to the insurance companies, in connection with its severance liabilities for its 2007 operations. Of such contribution, the Company expects to deposit $73 in accounts owned by the beneficiary employees thereby relieving the Company from any further severance liabilities with respect to such employees.

During the 10-year period following December 31, 2006, the Company expects to pay future benefits to two employees upon their normal retirement age, which is anticipated to amount to $44 and $20 during the years 2010 and 2012, respectively. These amounts were determined based on each such employee’s current salary rates and the number of service years that will be accumulated upon the retirement date of each such employee. This expectation does not include additional amounts that might be paid to employees that will cease working for the Company before their normal retirement age.

NOTE 5 – COMMITMENTS

a.	Royalty commitments

1)	The Company is obligated to pay royalties to the OCS on proceeds from the sale of products developed from research and development activities that the OCS partially funded by way of grants. At the time the grants were received, successful development of the related projects was not assured.

In the case of failure of a project that was partly financed as described above, the Company is not obligated to pay any such royalties or repay funding from the OCS.

Under the terms of the funding arrangements with the OCS, royalties of 3% to 6% are payable on the sale of products developed from projects funded by the OCS, which payments shall not exceed, in the aggregate, 100% of the amount of the grant received (dollar linked), since January 1, 2001, with the addition of an annual interest rate based on LIBOR. In addition, if the Company receives approval to manufacture the products developed with government

PROTALIX BIOTHERAPEUTICS, INC.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands)

NOTE 5 – COMMITMENTS (Continued):

grants outside of Israel, it will be required to pay an increased total amount of royalties (possibly up to 300% of the grant amounts plus interest), depending on the manufacturing volume that is performed outside of Israel, as well as a possible increased royalty rate.

At December 31, 2006, the maximum royalty amount payable by the Company under these funding arrangements is approximately $4,200 (without interest, assuming 100% of the funds are payable). However, as of December 31, 2006, no royalty payments are accrued as the Company has not earned any revenues from the sale of products.

2)	The Company is obligated under several research and license agreements to pay royalties at variable rates from its future revenues and obligated to pay fees under certain milestone agreements.

b.	The Company has entered into sub-contracting agreements with several clinical and pre-clinical service providers, both in Israel and in the United States in connection with its primary product development process. As of December 31, 2006, total liabilities under said agreements amount to approximately $1,443. See Note 10c for information regarding a new service agreement which the Company entered into after December 31, 2006.

c.	The Company is a party to operating lease agreement for its facilities, effective until 2010. The Company has the option to extend the agreement for another five-year period. Under this lease, the monthly rental payment is approximately $9. The monthly rental payment in the option period is approximately $9. During 2006, the Company provided a bank guarantee, in an amount equal to six months rent, to secure the fulfillment of its obligations under the lease agreement. See also Note 8N. The future minimum lease payments required in each of the next five years under the operating lease for such premises are as follows: 2007 - $107, 2008 - $107, 2009 - $107, and 2010 - $38. Lease expenses totaled $103, $101, and $109 for the years ended December 31, 2004, 2005, and 2006, respectively.

d.	In July 2004, the Company entered into three-year lease and maintenance agreements for vehicles. The monthly lease fees aggregate approximately $9. The expected lease payments for 2007, 2008, and 2009 are $105, $102, and $30, respectively.

e.	In March 2005, the Company entered into an agreement with a consultant pursuant to which Protalix Ltd. pays the consultant a monthly consulting fee of $10, which will be increased to $20 upon the initiation of a Phase III clinical trial of the Company’s lead product candidate, prGCD. To date, the Company has completed Phase I clinical trial of prGCD. The term of the agreement ends nine months after the consummation of the study.

f.	On September 14, 2006, the company entered into a collaboration and licensing agreement with Teva Pharmaceutical Industries Ltd. (“Teva”) for the development and manufacturing of two proteins using its plant cell system. Mr. Hurvitz, the Chairman of the Company’s Board of Directors, is the Chairman of Teva’s Board of Directors, and Dr. Phillip Frost M.D., one of the Company’s directors, is the Vice Chairman of Teva’s Board of Directors. Pursuant to the agreement, the company will collaborate on the research and development of two proteins utilizing its plant cell expression system. Protalix Ltd. has granted to Teva an exclusive license to commercialize the developed products in return for royalty and milestone payments payable upon the achievement of certain pre-defined goals. The company will retain certain exclusive manufacturing rights with respect to the active pharmaceutical ingredient of the proteins following the first commercial sale of a licensed product under the agreement and other rights thereafter.

PROTALIX BIOTHERAPEUTICS, INC.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands)

NOTE 6 - SHARE CAPITAL:

On August 21, 2006, the Company and its wholly-owned subsidiary, Protalix Acquisition Co., Ltd., entered into a Merger Agreement and Plan of Reorganization with Protalix Ltd. which was amended on October 31, 2006, and November 28, 2006. In accordance with the Merger Agreement, all of the outstanding shares of Protalix Ltd., a privately-held Israeli biotechnology company, were exchanged for shares of Common Stock. As a result, Protalix Ltd. is now the Company’s wholly-owned subsidiary, with the former shareholders of Protalix Ltd. acquiring in excess of 99% of the Company’s outstanding shares of Common Stock. All figures in this Note 6 are in U.S. dollars except share and per share amounts.

At the closing of the Merger, the former shareholders of Protalix Ltd. (except the investors referenced in Note 6i) received shares of Common Stock in exchange for all of their shares of Protalix Ltd. in a proportion equal to approximately 61 shares of Common Stock for each ordinary share of Protalix Ltd. Immediately prior to the consummation of the Merger, the Company effected a 1-for-10 reverse split of the Common Stock. As a result, at the closing of the Merger, the Company issued an aggregate of 61,198,679 shares of Common Stock to the former shareholders of Protalix Ltd., 12,243,130 of which, or approximately 15.82% of the outstanding shares of Common Stock on a fully diluted basis at the closing of the Merger, were issued to a trust controlled by Dr. Frost, Glenn L. Halpryn, a former director of the Company, and certain other recent investors in Protalix Ltd.

Pursuant to the Merger Agreement, all of the outstanding options and warrants of Protalix Ltd. at the Closing Date (except the warrants granted to the investors referenced in Note 6i) were exchanged for options and warrants of the Company. In the aggregate, options and warrants to purchase 9,004,000 shares of Common Stock were assumed by the Company. The exercise prices of such options and warrants have been adjusted to reflect such exchange. The exchange of the outstanding options to employees and service providers has been treated as a modification of award. Modifications to the terms of an award are treated as an exchange of the original award for a new award, and result in the incurrence of additional compensation costs for that incremental value. The incremental value is measured by the difference between (a) the fair value of the modified option and (b) the value of the old option immediately before its terms are modified. The modification had no effect on the accounting records of the Company.

For accounting purposes, the Merger was treated as a recapitalization of the Company (except with respect to the warrants granted to the investors referenced in Note 6i). Accordingly, the historical financial statements of the Company reflect the historical financial statements of Protalix Ltd. All share and per share data set forth in this Note 6 has been retroactively restated to reflect the implicit conversion ratio related to the exchange of ordinary shares of Protalix Ltd. for shares of Common Stock in the Merger.

PROTALIX BIOTHERAPEUTICS, INC.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands)

NOTE 6 - SHARE CAPITAL (Continued):

To determine the fair value of the options granted to consultants and non-employees, the Company reviewed all transactions involving the sale of shares of Protalix Ltd. during the last half of 2006 that were negotiated on an arm’s length basis between independent and willing buyers and sellers, which the Company believes is a reliable indicator of fair value. The Company determined that the relevant share transaction was the Merger itself, which was effected pursuant to a Merger Agreement executed in August 2006 and negotiated on an arm’s length basis with the Company’s then existing management. Concurrent with the execution of the Merger Agreement, certain investors, none of which were shareholders of Protalix Ltd. and one of which was the controlling shareholder of our company at that time, negotiated, on an arm’s length basis, with Protalix Ltd. to purchase ordinary shares of Protalix Ltd. for $15,000,000 in cash. See Note 6i. The terms of the share purchase agreement provided the investors with the right to exchange their ordinary shares of Protalix Ltd. at an exchange ratio that would entitle them to 15% of the outstanding share capital of the Company, subsequent to the Merger. In connection with this exchange, the investors would pay an additional $123 in cash. The proceeds from the purchase of the ordinary shares of Protalix Ltd., when added to the net assets of the Company that existed at the date of the closing of the Merger, which was $877, resulted in a total investment of $16,000 in exchange for a 15% interest in the Company subsequent to the reverse Merger with Protalix Ltd. In both the share issuance for $15,000 and the subsequent Merger transaction, the implied aggregate fair value of Protalix Ltd. after giving effect to the Merger was approximately $1.50 per share. The Company believes the per share value determined in August is the reliable indicator of the fair value of the ordinary shares of Protalix Ltd., as well as the Common Stock as of December 31, 2006, subsequent to the Merger, because there were no other material transactions or developments affecting Protalix Ltd. between August and December 2006. Therefore, based on the foregoing, the Company has determined that the basis for determining the fair value of the Common Stock underlying the options granted to consultants and non-employees was $1.50 per share as of December 31, 2006.

a.	Common Stock

Each share of Common Stock is entitled to one vote. The holders of shares of Common Stock are also entitled to receive dividends whenever funds are legally available and when and if declared by the Board of Directors. Since inception, no dividends have been declared.

b.	Preferred Shares

The preferred shares were authorized in the Company’s Restated Articles of Incorporation on April 16, 1998. The rights and privileges of the preferred stock may be established by the Board of Directors. The directors have not designated any class of preferred stock and no shares of preferred stock have ever issued.

c.	Convertible Preferred Shares

The convertible preferred shares were issued by Protalix Ltd. and conferred the following rights upon their holders:

1)	The holders of the convertible preferred shares have the right to convert the convertible preferred shares into Common Stock on a 1:1 basis. The conversion price for the preferred C shares is $85, which approximated fair value at the date of issuance and is subject to adjustment. The conversion price for the preferred C shares was subject to adjustment. In certain events, if Protalix Ltd. issued shares at a price per share less than the conversion price established per share of the convertible preferred stock, the conversion price would be reduced accordingly. In any event, the conversion ratio will not be reduced below the par value of the shares, NIS 0.01.

PROTALIX BIOTHERAPEUTICS, INC.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands)

NOTE 6 - SHARE CAPITAL (Continued):

2)	The holders of convertible preferred shares are entitled to one vote per share in shareholders’ meetings.

3)	In the event of any liquidation of Protalix Ltd. or in the event of a deemed liquidation (as defined in the applicable share purchase agreement), all assets and/or surplus funds of Protalix Ltd. legally available for distribution to the shareholders by reason of their ownership of shares would have been distributed among the shareholders in accordance with the terms and conditions set forth in Protalix Ltd.’s articles of association. In such event, the convertible preferred shareholders are entitled to receive in preference to the Common Stockholders, a return of their investment plus a 6% interest rate per annum, and certain other adjustments.

4)	The convertible preferred shares were entitled to receive dividends, on a pro rata, pari passu, “as converted” basis, from any assets legally available, as and when declared by the Board of Directors.

As of September 11, 2006, all of the convertible preferred shareholders converted their preferred shares into Common Stock on a 1:1 basis, thereby waiving any and all rights and privileges associated with the convertible preferred shares. In addition, as of that date, all outstanding warrants and options to purchase convertible preferred shares of Protalix Ltd. are exercisable or convertible into shares of Common Stock.

d.	The number of shares, options and warrants as of December 31, 2005 and 2006 is comprised as follows:

	Number of shares				Number of warrants and options
	Authorized		Issued
	December 31,		December 31,		December 31,
	2005	2006	2005	2006	2005	2006
Common Stock, $0.001 par value	100,000,000	150,000,000	18,801,588	61,781,765	5,983,136	15,592,208

Total Common Stock, $0.001 par value*	100,000,000	150,000,000	18,801,527	61,781,765	5,983,136	15,592,208

Preferred shares of $0.0001 par value (see b above)	100,000,000	100,000,000

Total Preferred stock of $0.0001 par value*	100,000,000	100,000,000

Preferred A shares of NIS 0.01 par value**	190,486		190,486
Preferred B shares of NIS 0.01 par value **	183,046		100,523		2,967
Preferred C shares of NIS 0.01 par value**	400,000		107,218		116,399

Total Preferred shares NIS 0.01 par value**	773,532		398,227		119,366

*	The number of authorized Common Stock and Preferred Stock are the authorized stock of the Company.
**	The number of authorized Preferred Shares are the authorized shares of the Subsidiary on a pre-exchange basis.

e.	In October 2004, the Company entered into a share purchase agreement with certain shareholders of the Company and other third parties pursuant to which the investors purchased 100,523 convertible preferred B shares of the Company for total consideration of $3,300 (net of issuance costs of $216). Pursuant to the agreement, the investors paid $2,700 in exchange for convertible preferred B shares of the Company. In addition, a convertible bridge loan in the amount of $800 from a shareholder of the Company was converted into convertible preferred B shares under the same terms and conditions as the other investors.

PROTALIX BIOTHERAPEUTICS, INC.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands)

NOTE 6 - SHARE CAPITAL (Continued):

f.	In February 2005, the Company entered into a share purchase agreement with an investor pursuant to which the investor purchased 16,954 convertible preferred B shares of the Company for consideration of $900 (net of issuance costs of $71). In addition to the convertible preferred B shares, the Company also granted to the investor fully detachable warrants, which vested immediately and were exercisable for a 24 month-period. The warrants entitled the investor to purchase an additional 13,563 convertible preferred B shares at a purchase price per share of $95.85.

The Company estimated the fair value of the warrants using a Black-Scholes option-pricing model to be $82.85. The fair value of the warrants was based on the following assumptions: dividend yield of 0% for all years; expected volatility of 48%; risk-free interest rates of 3.4%; and expected life of two years. For accounting purposes, the proceeds from the sale of the convertible preferred B shares were allocated to the convertible preferred B shares and the warrants on a pro rata basis, based on the relative fair values of the convertible preferred B shares and the warrants. The portion of the proceeds allocated to the warrants has been reflected as warrants.

The convertible preferred B shares and warrants were converted into convertible preferred C shares and warrants on a 1:1 basis in July 2005 in connection with a subsequent financing in accordance with the terms and conditions of the July 2005 share purchase agreement.

g.	In July 2005, the Company entered into a share purchase agreement with certain shareholders of the Company and other third parties, pursuant to which the investors purchased 62,486 convertible preferred C shares of the Company for consideration of $5,200 (net of issuance costs of $109).

In addition, each investor received warrants to purchase a number of convertible preferred C shares equal to up to 50% of such investor’s original investment amount, with an exercise price of $100.76 per share (representing 26,349 warrants in the aggregate). The first warrant is exercisable from the closing date until 14 business days after the date of commencement of the Company’s Phase III clinical trial. In the event an investor exercises more than 50% of its first warrant, such investor shall be granted an option to purchase a number of convertible preferred C shares, with an aggregate exercise price equal to the amount of exercise of such investor’s first warrant, at a price of $100.76 per share. The second warrant shall be exercisable from the date of the exercise of the first warrant for a four-year period.

The Company estimated the fair value of the warrants using the Black-Scholes option-pricing model to be approximately $686. The fair value of the warrants was based on the following weighted average assumptions: dividend yield of 0% for all years; expected volatility of 45%; risk-free interest rates of 3.6%; and expected life of 1.75 to 2.47 years. For accounting purposes, the proceeds from the sale of the convertible preferred C shares were allocated to the convertible preferred C shares and the warrants on a pro rata basis, based on the relative fair values of the convertible preferred C shares and the warrants. The portion of the proceeds allocated to the warrants has been reflected as warrants.

h.	In December 2005, the Company entered into a share purchase agreement with certain shareholders of the Company and other third parties, pursuant to which the investors purchased 27,778 convertible preferred C shares of the Company for consideration of $2,300 (net of issuance costs of $12). Pursuant to the share purchase agreement, the investors were entitled to all of the rights and preferences included in the July 2005 share purchase agreement. See g above. On the closing date of the transaction, the Company granted to the investors warrants, on the same terms and conditions as mentioned in f above.

The Company estimated the fair value of the warrants using the Black-Scholes option-pricing model to be approximately $279. The fair value of the warrants was based on the following assumptions: dividend yield of 0% for all years; expected volatility of 48%; risk-free interest rates of 4.4%; and

PROTALIX BIOTHERAPEUTICS, INC.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands)

NOTE 6 - SHARE CAPITAL (Continued):

expected life of 0.48-1.97 years. For accounting purposes, the proceeds from the sale of the convertible preferred C shares were allocated to the convertible preferred C shares and the warrants on a pro rata basis, based on the relative fair values of the convertible preferred C shares and the warrants. The portion of the proceeds allocated to the warrants has been reflected as warrants.

i.	In August 2006, the Company entered into a share purchase agreement with third-party investors, pursuant to which the investors purchased 10,637,686 shares of Common Stock in the aggregate. Such shares, when added to the number of outstanding shares of the Company prior to the Merger, represented 15% of the outstanding capital stock of the Company, calculated on a fully-diluted basis, immediately after the closing of the Merger. The investors paid an amount in cash equal to $14,764 (net of issuance costs of $236) in September 2006 and an additional $123 in December 2006, immediately prior to the closing of the Merger. The amounts paid by such investors, when added to the net assets of the Company equal to $877 as of the closing of the Merger, were $16,000.

In addition, the Company issued to the same investors warrants to purchase additional shares of Common Stock, at an exercise price of $1.37 per share. The Company estimated the fair value of the warrants using the Black-Scholes option-pricing model to be $355. The fair value of the warrants was based on the following assumptions: dividend yield of 0% for all years; expected volatility of 37%; risk-free interest rates of 5%; and expected life of 0.25 years. For accounting purposes, the proceeds from the sale of the Common Stock were allocated to the Common Stock and warrants on a pro rata basis, based on the relative fair values of the Common Stock and the warrants. The portion of the proceeds allocated to the warrants has been reflected as warrants. As of the closing date of the Merger, the warrants issued were convertible into 3,875,416 shares of Common Stock. See Note 10b for information regarding the exercise of the warrants after December 31, 2006.

j.	Immediately prior to the closing of the Merger, holders of outstanding warrants to acquire shares of Common Stock of Protalix Ltd. were exercised for 5,296,279 shares. The total aggregate exercise price for such warrants was $8,670. Out of this amount, a total cash amount of $7,577 was held in trust for the Company and is shown as a deposit in the balance sheets. This amount was released to the Company on January 3, 2007.

k.	Options to employees and consultants

On December 14, 2006, the Board of Directors terminated the Company’s 1998 Stock Option Plan, under which no stock options were outstanding at that time, and adopted the 2006 Stock Incentive Plan, which was also approved by the Company’s shareholders on December 14, 2006. The terms of the 2006 Stock Incentive Plan are similar to the terms of the August 2003 stock option plan of Protalix Ltd. Immediately prior to the closing of the Merger, options to purchase 5,375,174 shares of Common Stock were outstanding under such plan. Pursuant to the terms of the Merger Agreement, the Company assumed all of the outstanding obligations under such plan and, accordingly, the Company anticipates issuing 5,375,174 shares of Common Stock upon the exercise of such options in lieu of shares of Protalix Ltd. and has reserved an additional 4,366,481 shares of Common Stock under the 2006 Stock Incentive Plan for future allocation.

In August 2003, the Company’s Board of Directors approved a share option plan pursuant to which up to 3,683,616 shares of Common Stock are available for options to be granted to the Company’s employees, consultants, directors, and service providers. With regard to employees, office holders, and directors of Protalix Ltd., the share option plan is subject to the terms stipulated by Section 102 of the Israeli Income Tax Ordinance. For non-employees, the share option plan is subject to Section

PROTALIX BIOTHERAPEUTICS, INC.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands)

NOTE 6 - SHARE CAPITAL (Continued):

3(i) of the Israeli Income Tax Ordinance. In May 2005, the Company’s Board of Directors approved the allotment of an additional 3,646,113 shares of Common Stock under the share option plan.

The grant of options to Israeli employees under the Company’s plan is subject to the terms stipulated by Section 102 and 102A of the Israeli Income Tax Ordinance. The grant of options is subject to the track chosen by the Company and pursuant to the terms thereof, the Company is not allowed to claim, as an expense for tax purposes, the amounts credited to employees as a benefit, including amounts recorded as salary benefits in the Company’s accounts, in respect of options granted to employees under the plan - with the exception of the work-income benefit component, if any, determined on the grant date.

As of December 31, 2006, options to purchase 4,366,481 shares of Common Stock remain available for grant under the 2006 Stock Incentive Plan.

During the years 2001 through 2006, the Company granted options to certain employees and non-employees as follows:

1.	Options granted to employees:

a)	In July 2001, the Company’s Board of Directors approved the grant of options to purchase 244,324 shares of Common Stock to an employee, who was also a related party of the Company. The exercise price of the options is the par value of the shares. The options vested immediately on the date of grant and expire on June 30, 2011.

The Company estimated the fair value of the options on the date of grant using the Black-Scholes option-pricing model to be approximately $42 based on the following assumptions: dividend yield of 0%; expected volatility of 50%; risk-free interest rates of 5%; and expected lives of eight years.

b)	Under the August 2003 share option plan, options were granted as follows:

1.	On December 8, 2003, the Company issued options to purchase 1,243,977 shares of Common Stock to employees of the Company at an exercise price equal to $0.12 per share; 610,017 of the options vested immediately and 633,960 options vest in four equal yearly tranches commencing in December 2004.

Each option is exercisable over a 10-year period commencing on the vesting date.

The Company estimated the fair value of the options on the date of grant using the Black-Scholes option-pricing model to be approximately $389 based on the following weighted average assumptions: dividend yield of 0%; expected volatility of 59%; risk-free interest rates of 3.28%; and expected lives of six years.

2.	In June 2005, the Company issued options to purchase 860,510 and 322,081 shares of Common Stock to employees, at an exercise price of $0.12 and $0.40 per share, respectively. The options are each divided into 13 batches, with the first batch constituting 25% of the options and the balance of the options being divided equally over the remaining 12 batches. The vesting period differs for each employee and some of the batches vested on the grant date.

PROTALIX BIOTHERAPEUTICS, INC.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands)

NOTE 6 – SHARE CAPITAL (Continued):

The options are exercisable over a 10-year period commencing on the date of grant.

The Company estimated the fair value of the options on the date of grant using the Black-Scholes option-pricing model to be approximately $718 and $221, respectively, based on the following weighted average assumptions: dividend yield of 0% for all years; expected volatility of 54%; risk-free interest rates of 3.83%; and expected life of 5.7 years.

3.	In September 2006, the Company’s shareholders approved the grant of options to purchase 977,297 shares of Common Stock to the Chief Executive Officer of the Company, at an exercise price of $0.97 per share.

The options vest in 16 equal installments on a quarterly basis over a four-year period, commencing on June 1, 2006.

The Company estimated the fair value of the options on the date of grant using the Black-Scholes option-pricing model to be approximately $856, based on the following assumptions: dividend yield of 0%; expected volatility of 43%; risk-free interest rates of 4.6%; and expected lives of 5.8 years.

In September 2006, the Company entered into an employment agreement with the Chief Executive Officer.

4.	In August 2006, the Company issued options to purchase 604,703 shares of Common Stock to its employees with an exercise price of $0.97 per share. The options vest in 16 equal quarterly tranches over a four-year period.

The options are exercisable over a 10-year period commencing on the date of grant. The Company estimated the fair value of the options on the date of grant using the Black-Scholes option-pricing model to be approximately $547, based on the following weighted average assumptions: dividend yield of 0% for all years; expected volatility of 45%; risk-free interest rates of 4.91%; and expected life of six years.

5.	In September 2006, the Company issued to its Chief Financial Officer options to purchase 619,973 shares of Common Stock with an exercise price of $0.97 per share. The options vest over a four-year period and are exercisable for a seven-year period commencing on the date of grant.

The Company estimated the fair value of the options, estimated using the Black-Scholes option-pricing model to be approximately $560, based on the following assumptions: dividend yield of 0% for all years; expected volatility of 45%; risk-free interest rates of 4.91%; and expected life of six years.

6.	The fair value of options granted during the years 2004, 2005, and 2006 was $936, $0, and $1,796, respectively. The Company did not grant any options to its employees during 2004. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted average assumptions:

PROTALIX BIOTHERAPEUTICS, INC.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands)

NOTE 6 – SHARE CAPITAL (Continued):

	2006	2005

Dividend yield	0%	0%

Expected volatility (*)	44%	54%

Risk-free interest rate	4.77%	3.83%

Expected life – in years	5.9	5.7

(*)	Based on the historical volatility
The total unrecognized compensation cost of employee stock options at December 31, 2006 is $1,425 (net of forfeiture rate), and it is expected to be recognized over a weighted average period of three years.

The total cash received from employees as a result of employee stock option exercises for the years ended December 31, 2004, 2005, and 2006 was $0, $0, and $23, respectively. In connection with these exercises, no tax benefits were realized by the Company.

2.	Options granted to consultants, directors, and other service providers:

a)	In June 2000, the Company’s Board of Directors approved the grant of options to purchase 349,017 shares of Common Stock to a consultant in return for consulting services provided. The exercise price is the par value of the shares. In accordance with the option agreement as amended, the options vested immediately and were exercisable from the grant date until the end of 2005.

The Company estimated the fair value of the options on the date of grant using the Black-Scholes option-pricing model to be approximately $35, based on the following assumptions: dividend yield of 0%; expected volatility of 50%; risk-free interest rates of 7%; and expected lives of four years.

In June 2005, the Company’s Board of Directors modified the terms of the options by extending the life of the options, until the earlier of an IPO or the end of 2008. At the date of modification, all of the options were fully vested.

Modifications to the terms of an award are treated as an exchange of the original award for a new award, and result in the incurrence of additional compensation cost for that incremental value. The incremental value is measured by the difference between (a) the fair value of the modified option and (b) the value of the old option immediately before its terms are modified. The modification had no effect on the accounting records of the Company.

b)	In January 1999, the Company’s Board of Directors approved the grant of options to purchase 384,811 shares of Common Stock to the former chairman of the Board of Directors with an exercise price of $0.10 per share. The options are fully vested and exercisable in three equal parts at the end of 2006, 2007, and 2008.

PROTALIX BIOTHERAPEUTICS, INC.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands)

NOTE 6 – SHARE CAPITAL (Continued):

The Company estimated the fair value of the options on the date of grant using a Black-Scholes option-pricing model to be approximately $27 based on the following assumptions: dividend yield of 0%; expected volatility of 50%; risk-free interest rates of 3.5%; and expected lives of six years.

In March 2005, the Company’s Board of Directors modified the terms of the options by extending the life of the options, until the earlier of an IPO or the end of 2008. At the date of modification, all of the options were fully vested.

Modification of the terms of an award is treated as an exchange of the original award for a new award, resulting in the incurrence of additional compensation cost for that incremental value. The incremental value is measured by the difference between (a) the fair value of the modified option and (b) the value of the old option immediately before its terms are modified. The modification had no effect on the accounting records of the Company.

c)	Under Protalix Ltd.’s share option plan, options were granted as follows:

1.	In November 2001, options to purchase 837,727 shares of Common Stock were granted to the former chairman of Protalix Ltd.’s Board of Directors with an exercise price of $0.17 per share. The options vest as follows:

698,035 options vest over 24 months in equal tranches from the date of grant.

139,692 options vested according to specified performance milestones that were achieved in September 2003.

Each option is exercisable over a three-year period commencing on the applicable vesting date.

The Company estimated the fair value of the options on the date of grant using the Black-Scholes option-pricing model to be approximately $51 based on the following assumptions: dividend yield of 0%; expected volatility of 50%; risk-free interest rates of 2%; and expected lives of three years.

In March 2005, the Company’s Board of Directors modified the terms of the options by extending the life of the options, until the earlier of an IPO or the end of 2008. At the date of modification all of such options were fully vested.

Modifications of the terms of an award are treated as an exchange of the original award for a new award, resulting in the incurrence of additional compensation cost for that incremental value. The incremental value amounting to $24 is measured by the difference between (a) the fair value of the modified option and (b) the value of the old option immediately before its terms are modified. The modification has no effect on accounting records of the Company.

2.	In December 2003, the Company issued options to purchase 1,601,851 shares of Common Stock to its Chief Executive Officer with an exercise price of $0.12 per share. The options vest as follows: 25% within one year from the date of grant, with the remainder vesting in 12 equal quarterly tranches over 36 months. Each option is exercisable over a 10-year period commencing on the vesting date.

PROTALIX BIOTHERAPEUTICS, INC.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands)

NOTE 6 – SHARE CAPITAL (Continued):

The Company estimated the fair value of the options on the date of grant using the Black-Scholes option-pricing model to be approximately $498, based on the following assumptions: dividend yield of 0%; expected volatility of 59.35%; risk-free interest rates of 3.28%; and expected lives of 5.6 years.

3.	On March 27, 2005, the Company issued options to purchase 503,186 shares of Common Stock to a consultant as consideration for consulting services provided, with an exercise price of $0.001.

The aggregate number of options granted to the consultant is equal to a number of shares of Common Stock equal to 1% of the lower of (i) the issued and outstanding share capital of the Company, on an as-converted, fully-diluted basis, on the date of the full exercise of the options or (ii) the issued and outstanding share capital of the Company, on an “as-converted”, fully-diluted basis, on such date that the Company value equals $100,000. As a consequence of the anti-dilution effect of up to 1%, the Company has reserved an additional 163,697 options to purchase shares of Common Stock at the same terms and conditions.

These options vest in 16 equal installments on a quarterly basis, over a period of 45 months, with the first installment vesting on the date of grant. The options are exercisable over a 10-year period commencing on the date of grant. The estimated fair value of the options, estimated by the services to be rendered, is approximately $1,000.

4.	In January 2005, the Company issued to service providers options to purchase 1,063 and 1,904 convertible preferred B shares exercisable from the closing date of the transaction set forth in the share purchase agreement entered into at such time with certain investors (see Note 6e) for periods of 18 and 30 months, respectively. The options are exercisable for $34.8 per share. During 2006, 2,751 options were exercised into shares and the remaining options expired.

The Company estimated the fair value of the options on the date of the grant using the Black–Scholes option pricing model to be approximately $5 and $16 for the 1,063 and 1,904 options respectively, based on the following assumptions: dividend yield 0%, expected volatility 29% and 37% respectively, risk free interest 2.90% and 3.27% respectively and expected lives of 1.17 and 2.17 years.

The fair value of the options were charged against additional paid-in capital as issuance expenses.

5.	In March 2005, as part of a management services agreement with the investor referenced in Note 6f, the Company granted to the investor options to purchase 26,710 convertible preferred C shares.

The options vest as follows: 12.5% on their grant date and additional 12.5% of the options vest at the end of each three-month period thereafter. The exercise price of each option is 0.01 NIS.

The estimated fair value of the options on the date of grant was approximately $1,445.

PROTALIX BIOTHERAPEUTICS, INC.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands)

NOTE 6 – SHARE CAPITAL (Continued):

In January 2006, Mr. Eli Hurvitz was nominated as the Chairman of the Company’s Board of Directors. In connection with the management services agreement described above and with this nomination, the investor was granted additional options to purchase 28,710 convertible preferred B shares. The options are exercisable at par value and vest as follows: 10% of the options vest at the date of the appointment and an additional 10% of the options vest at the end of each three-month period thereafter. The exercise price of each option is 0.01 NIS.

The estimated fair value of the options on the date of grant was approximately $2,124.

The options granted in connection with the appointment of Mr. Hurvitz provide for full acceleration of the vesting of the options within 60 days prior to a merger and the options expire upon a merger. On December 12, 2006, The Company’s Board of Directors approved the cancellation of the acceleration clause of the options as well as the cancellation of the expiration clause.

6.	Immediately after the closing of the Merger and in accordance with the share purchase agreement dated September 2006 (see Note 6i), the Company issued to Dr. Frost, Dr. Hsiao, Ph.D., a director of the Company, and one other investor that provides consulting services to the Company, options that are exercisable into 2.5%, 0.5%, and 0.5%, respectively, of the Company’s issued and outstanding Common Stock on a fully-diluted basis immediately after the closing of the Merger in consideration for services provided to the Company, including the services provided by each of Dr. Frost and Dr. Hsiao as directors.

The options vest ratably over a period of 2.5 years, 20% for each six months, commencing upon and subject to certain events. The options are exercisable until the end of 10 years from the date of grant. The exercise price of each option is $16.7.

The Company estimated the fair value of the options on the date of grant using the Black-Scholes option-pricing model to be approximately $113 based on the following assumptions: dividend yield of 0%; expected volatility of 45%; risk-free interest rates of 4.91%; and expected lives of six years.

See Note 10a for information regarding the change of certain terms of these options after December 31, 2006.

7.	The fair value of options granted during the years 2004, 2005, and 2006 was $2,233, $0, and $2,559, respectively. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted average assumptions:

	2006	2005

Dividend yield	0%	0%

Expected volatility (*)	45%	34%

Risk-free interest rate	4.91%	3.14%

Expected life – in years	6.0	1.8

(*)	Based on the historical volatility

PROTALIX BIOTHERAPEUTICS, INC.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands)

NOTE 6 – SHARE CAPITAL (Continued):

The total unrecognized compensation cost as of December 31, 2006, is $2,152 (net of forfeiture rate), and it is expected to be recognized over a weighted average period of 6.7 years.

The total cash received from employees as a result of consultant stock option exercises for the years ended December 31, 2004, 2005, and 2006 was $0, $0, and $374, respectively. In connection with these exercises, no tax benefits were realized by the Company.

l.	A summary of share option plans, shares of restricted shares and related information, under all of the Company’s equity incentive plans for the years ended December 31, 2004, 2005, and 2006 are as follows:

1.	Options granted to employees:

	Year ended December 31,
	2004		2005		2006
	Number of Options**	Weighted average exercise price	Number of Options**	Weighted average exercise price	Number of options	Weighted average exercise price
Outstanding at beginning
of period	1,488,301	$0.101	1,359,909	$0.099	2,306,460	$0.146
Granted			1,182,591	0.196	2,201,973	0.972
Forfeited	128,392	0.120	236,040	0.120	142,136	0.744
Expired					33,045	0.120
Exercised (*)	0		0		188,435	0.120

Outstanding at end of period	1,359,909	$0.099	2,306,460	$0.146	4,144,817	$0.635

Exercisable at end of
period	1,069,178	$0.093	1,792,489	$0.153	1,670,132	$0.179

(*)	The total intrinsic value of options exercised during the years ended December 31, 2004, 2005, and 2006, was $254, $0, and $0, respectively.
(**)	Options to purchase convertible preferred shares are presented on a post exchange basis.

PROTALIX BIOTHERAPEUTICS, INC.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands)

NOTE 6 – SHARE CAPITAL (Continued):

2.	Options granted to consultants, directors, and other service providers:

	Year ended December 31,
	2004		2005		2006
	Number of Options**	Weighted average exercise price	Number of Options**	Weighted average exercise price	Number of options	Weighted average exercise price
Outstanding at beginning of
of period	3,173,467	$0.118	3,354,695	$0.143	5,489,356	$0.087
Granted	181,228	0.570	2,134,661	0.001	1,916,724	0.001
Forfeited
Expired					13,194	0.570
Exercised (*)	0		0		2,533,643	0.148

Outstanding at end of period	3,354,695	$0.143	5,489,356	$0.087	4,859,244	$0.022

Exercisable at end of period	2,153,261	$0.133	3,463,824	$0.083	3,377,058	$0.001

(*)	The total intrinsic value of options exercised during the years ended December 31, 2004, 2005, and 2006, was $3,339, $0, and $0, respectively.
(**)	Options to convertible preferred shares are presented on a post exchange basis.

3.	Options with exercise price above fair market value:

During 2006, options to purchase 2,712,792 shares of Common Stock were issued to Dr. Frost, Dr. Hsiao, and a certain consultant with an exercise price which, according to management’s estimate of fair value of the Common Stock, is above the fair market value. See Note 6. None of such options were exercisable as of December 31, 2006.

PROTALIX BIOTHERAPEUTICS, INC.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands)

NOTE 6 – SHARE CAPITAL (Continued):

m.	The following tables summarize information concerning outstanding and exercisable options under share option plans as of December 31, 2005 and 2006:

December 31, 2005

Options outstanding			Options exercisable

Exercise prices	Number of options outstanding at end of Year*	Weighted average remaining contractual life	Number of options exercisable at end of year	Weighted average remaining contractual life

$0.001	2,727,979	5.21	1,503,427	4.73
$0.101	384,811	3.00	384,811	3.00
$0.120	3,341,990	8.22	2,273,640	8.22
$0.172	837,727	3.00	837,727	3.00
$0.399	322,081	9.41	75,481	9.41
$0.570	181,228	0.93	181,228	0.93

	7,795,816		5,256,314

(*)	Options to convertible preferred shares are presented on a post exchange basis.

The aggregate intrinsic value of the total outstanding and of total vested and exercisable options as of December 31, 2006 is $10,608 and $7,114, respectively.

December 31, 2006

Options outstanding			Options exercisable

Exercise Prices	Number of options outstanding at end of period	Weighted average remaining contractual life	Number of options exercisable at end of period	Weighted average remaining contractual life

$0.001	4,295,748	4.41	2,813,524	3.30
$0.120	2,318,027	7.25	2,032,981	7.25
$0.399	316,583	8.41	159,151	8.41
$0.972	2,073,703	9.57	41,535	9.57

	9,004,061		5,047,191

The aggregate intrinsic value of the total outstanding and of total vested and exercisable options as of December 31, 2006 is $10,733 and $7,047, respectively.

During 2006, the Company issued options to purchase 2,712,792 shares of Common Stock with an exercise price which, according to management’s estimate of fair value of the Common Stock, is above the fair market value. See Note 6. The exercise price of each option is $16.7 and the remaining contractual life of each option is 10 years. None of such options were exercisable as of December 31, 2006.

PROTALIX BIOTHERAPEUTICS, INC.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands)

NOTE 6 – SHARE CAPITAL (Continued):

n.	The following table illustrates the effect of share-based compensation on the statement of operations:

	Year ended December 31,			Period from December 27, 1993 through December 31, 2006
	2004	2005	2006
Research and development
expenses	$194	$ 692	$ 765	$1,797
General and administrative
expenses	103	1,195	2,656	4,139

	$297	$1,887	$3,421	$5,936

o.	In connection with a tax ruling agreement granted by the Israeli tax authorities, the Company and certain of its shareholders consented to restrictions, over specified periods after the closing of the Merger, on the sale of the Common Stock, the retention of minimum percentages of holdings of the Company’s capital stock and the retention of minimum percentages of the capital stock of the Subsidiary.

In addition, the Company has agreed to limit the extent of issuance of share capital to third parties after the closing of the Merger. The Company has also agreed that, over a two-year period, most of the Company’s activities shall be directed towards research and development, and most of its expenses would be incurred in Israel. Any consideration received and to be received by the Company in connection with share issuances shall be invested in the research and development activities of the Company.

NOTE 7 - TAXES ON INCOME

a.	The Company

The Company is taxed according to U.S. tax laws. The income of the Company is taxed in the United States at the rate of up to 39.4%.

b.	Protalix Ltd.

Protalix Ltd. is taxed according to Israeli tax laws:

1)	Measurement of results for tax purposes under the Income Tax (Inflationary Adjustments) Law, 1985 (hereafter - the inflationary adjustments law)

Under the Israeli Inflationary Adjustments Law, 1985, results for tax purposes are measured in real terms, having regard to the changes in the consumer price index. Protalix Ltd. is taxed under this law.

PROTALIX BIOTHERAPEUTICS, INC.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands)

NOTE 7 - TAXES ON INCOME (Continued):

2)	Tax rates

The income of Protalix Ltd. (other than income from “approved enterprises” (see c below)) is taxed in Israel at the regular rate. In July 2004, Amendment No. 140 to the Income Tax Ordinance was enacted. One of the provisions of this amendment is that the corporate tax rate is to be gradually reduced from 36% to 30%. In August 2005, a further amendment (No. 147) was published, which makes a further revision to the corporate tax rates prescribed by Amendment No. 140. As a result of the aforementioned amendments, the corporate tax rates for 2004 and thereafter are as follows: 2004 – 35%, 2005 – 34%, 2006 – 31%, 2007 – 29%, 2008 – 27%, 2009 – 26%, and for 2010 and thereafter – 25%.

3)	The Law for the Encouragement of Capital Investments, 1959 (hereinafter, the “Law”)

Protalix Ltd. has been granted “Approved Enterprise” status under the Law for the Encouragement of Capital Investments, 1959. Income derived from the Approved Enterprise during a period of 10 years from the year in which the enterprise first realizes taxable income is tax exempt, provided that the maximum period to which it is restricted by the law has not elapsed.

Protalix Ltd. has an “Approved Enterprise” plan from 2004. The plan expires in 2017.

If Protalix Ltd. subsequently pays a dividend out of income derived from the “Approved Enterprise” during the tax exemption period, it will be subject to tax on the amount distributed, including any Company tax on these amounts, at the rate which would have been applicable had such income not been exempted (25%).

The entitlement to the above benefits is conditional upon Protalix Ltd. fulfilling the conditions stipulated by the law, rules, and regulations published thereunder, and the instruments of approval for the specific investment in an approved enterprise. In the event of any failure of Protalix Ltd. to comply with these conditions, the benefits may be cancelled and Protalix Ltd. may be required to refund the amount of the benefits, in whole or in part, with interest.

The Investment Center is currently reviewing Protalix Ltd.’s final implementation report and, as a result, the Company has not yet received a final implementation approval with respect to its “Approved Enterprise” from the Investment Center. Additionally, given Protalix Ltd.’s significant amount of net operating losses and the limitation mentioned above to the benefit period, Protalix Ltd. cannot predict when it would be able to enjoy the tax benefits described above, if at all.

c.	Tax losses carried forward to future years

As of December 31, 2006, the Company had approximately net operating loss (NOL) carry forwards equal to $15,767 that are available to reduce future taxable income as follows:

1)	The Company

The NOL carry forward of the Company equal to approximately $3,000 may be restricted under Section 382 of the Internal Revenue Code (IRC). IRC Section 382 applies whenever a corporation with NOL experiences an ownership change. As a result of Section 382, the taxable income for any post change year that may be offset by a pre-change NOL may not exceed the

PROTALIX BIOTHERAPEUTICS, INC.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands)

NOTE 7 - TAXES ON INCOME (Continued):

general Section 382 limitation, which is the fair market value of the pre-change entity multiplied by the long-term tax exempt rate.

2)	Protalix Ltd.

At December 31, 2006, Protalix Ltd. has approximately $12,767 of NOL carry forwards that are available to reduce future taxable income with no limited period of use.

d.	Deferred income taxes:

The components of the Company’s net deferred tax asset at December 31, 2005 and 2006 were as follows:

	December 31,
	2005	2006
In respect of:
R&D expenses	$ 499	$ 618
Property and equipment	21	17
Holiday and recreation pay	33	42
Severance pay obligation	8	36
Deferred compensation	—	63
Net operating loss carry forwards	1,667	4,392
Valuation allowance	(2,228)	(5,168)

	—	—

e.	Reconciliation of the theoretical tax expense to actual tax expense

The main reconciling item between the statutory tax rate of the Company and the effective rate is the non-recognition of tax benefits from carry forward tax losses due to the uncertainty of the realization of such tax benefits (see above).

f.	Tax assessments

In accordance with the Income Tax Ordinance, as of December 31, 2006, all of Protalix Ltd.’s tax assessments through tax year 2001 are considered final.

PROTALIX BIOTHERAPEUTICS, INC.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands)

NOTE 8 - SUPPLEMENTARY FINANCIAL STATEMENT INFORMATION:

Balance sheets:

	December 31,
	2005	2006
a. Accounts receivable:
Institutions	$ 49	$ 160
Interest receivable	—	119
State of Israel (see Notes 5a )	178	953
Restricted Cash	—	47
Prepaid expenses	22	37
Sundry	5	20

	$ 254	$1,336

b. Accounts payable and accruals – other:

Payroll and related expenses	$ 118	$ 486
Provision for vacation and recreation pay	107	146
Accrued expenses	84	569
In respect of purchase of property and equipment	106	135
Other	4	40

	$ 419	$1,376

Statement of operations:

	Year ended December 31,				Period from December 27, 1993 through December 31, 2006
	2004	2005	2006
c. Research and development expenses:
Payroll and related expenses	$ 940	$1,602	$ 2,796	*	$ 7,174
Subcontractors	714	926	1,296		3,065
Materials and consumables	298	720	1,044		2,657
Rent, insurance and maintenance	188	325	425		1,100
Professional fees	81	473	498		1,312
Patent registration	39	201	186		574
Depreciation and impairment	99	249	428		1,005
Other	134	212	324		774

	2,493	4,708	6,997		17,661
Less – grants (see Note 5a)	573	935	1,751		5,116

	$1,920	$3,773	$ 5,246		$12,545

d. Administrative and general expenses:						:
Payroll and related expenses	$ 223	$ 380	$ 857	*	$ 1,863
Management and consulting fees	326	1,327	2,432		4,534
Rent, insurance and maintenance	27	42	61		268
Professional fees	98	147	688		1,155
Depreciation	24	62	74		175
Other	109	173	413		1,001

	$ 807	$2,131	$ 4,525		$ 8,996

*	After deduction of non-recurring compensation equal to $80 from the State of Israel in respect of the payroll of certain employees as determined by the Israeli tax authorities.

e.	Deposit:

Deposit reflects amounts held in trust on behalf of the Company in connection with the exercise of certain warrants immediately prior to the Merger. The Company had legal title to the funds by the trust on December 31, 2006, despite the fact that they were not released from the trust until January 3, 2007. See Note 6j.

PROTALIX BIOTHERAPEUTICS, INC.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands)

NOTE 9 - RELATED PARTY - TRANSACTIONS:

		Year ended December 31,			Period from December 27, 1993* Through December 31, 2006
		2004	2005	2006
a.	Management and consulting fees to the Chairman of the Board	$96	$89	$36	$351

b.	Capital-raising commission to the Chairman of the Board				$ 33

c.	With respect as to options granted to the Chief Executive Officer of the Company and to a shareholder, see Notes 6k(1b)(1), 6k(1b)(3)4f and 6k(1a).

d.	In March 2005, in addition to a share purchase agreement (see Note 6f), the Company entered into a management services agreement with an investor. The monthly management fees are $3. The management services agreement shall be in full force as long as Mr. Hurvitz serves as a member of the Company’s Board of Directors. As to options granted to the investor, see Note 6k(2e).

e.	In December 2006, certain board members were granted stock options. See Notes 6(k)(2f) and 10(a).

NOTE 10 - SUBSEQUENT EVENTS:

a.	In February 2007, the Board approved certain modifications to the vesting periods of the options granted on December 31, 2006 to each of Dr. Frost and Dr. Hsiao and a certain consultant. See Note 6i. The options vest as follows: 40% of the options shall vest on March 1, 2008; an additional 15% of the options will vest in four equal installments on each of the following dates: June 30, 2008, December 31, 2008, June 30, 2009 and September 30, 2009.

b.	On January 31, 2007, certain warrant holders referenced in Note 6i exercised, in the aggregate, warrants for 3,875,416 shares of Common Stock with an aggregate exercise price of $5,333.

c.	In January 2007, the Company entered into a service agreement with a clinical services provider for a total amount of $665 to be paid by the Company.

