Form 10-K/A
period 2006-12-31
Protalix BioTherapeutics, Inc.
filed 2007-07-13
CIK 1006281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

001-33357

(Commission file number)

PROTALIX BIOTHERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Florida	65-0643773
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2 Snunit Street Science Park POB 455 Carmiel, Israel	20100
(Address of principal executive office)	(Zip Code)

972-4-988-9488

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, par value $0.001 per share	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registration is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes     No

Indicate by check mark if the registrant is not registered to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes     No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (See definition of ‘‘large accelerated filer’’ and ‘‘accelerated filer’’ in Rule 12b-2 of the Exchange Act). (check one):

Large accelerated filer          Accelerated filer          Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes     No

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

FORM 10-K/A

i

PART I

Except where the context otherwise requires, the terms, ‘‘we’’, ‘‘us’’, ‘‘our’’ or ‘‘the Company,’’ refer to the business of Protalix BioTherapeutics, Inc. and its consolidated subsidiaries, and ‘‘Protalix’’ or ‘‘Protalix Ltd.’’ refers to the business of Protalix Ltd., our wholly-owned subsidiary and sole operating unit.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The statements set forth under the captions ‘‘Business,’’ ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations,’’ and ‘‘Risk Factors’’, and other statements included elsewhere in this Annual Report on Form 10-K/A, which are not historical, constitute ‘‘forward-looking statements’’ within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the expectations, beliefs, intentions or strategies for the future. When used in this report, the terms ‘‘anticipate,’’ ‘‘believe,’’ ‘‘estimate,’’ ‘‘expect’’ and ‘‘intend’’ and words or phrases of similar import, as they relate to our or our subsidiary or our management, are intended to identify forward-looking statements. We intend that all forward-looking statements be subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, except as may be required under applicable law. Forward-looking statements are subject to many risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements.

Examples of the risks and uncertainties include, but are not limited to, the following:

•	the inherent risks and uncertainties in developing drug platforms and products of the type we are developing;

•	delays in our preparation and filing of applications for regulatory approval;

•	delays in the approval or potential rejection of any applications we file with the FDA, or other regulatory authorities;

•	any lack of progress of our research and development (including the results of clinical trials being conducted by us);

•	obtaining on a timely basis sufficient patient enrollment in our clinical trials;

•	the impact of development of competing therapies and/or technologies by other companies;

•	our ability to obtain additional financing required to fund our research programs;

•	the risk that we will not be able to develop a successful sales and marketing organization in a timely manner, if at all;

•	our ability to establish and maintain strategic license, collaboration and distribution arrangements and to manage our relationships with collaborators, distributors and partners;

•	potential product liability risks and risks of securing adequate levels of product liability and clinical trial insurance coverage;

•	the availability of reimbursement to patients from health care payors for procedures in which our products are used;

•	the possibility of infringing a third party’s patents or other intellectual property rights;

•	the uncertainty of obtaining patents covering our products and processes and in successfully enforcing them against third parties; and

•	the possible disruption of our operations due to terrorist activities and armed conflict, including as a result of the disruption of the operations of regulatory authorities, our subsidiary, our manufacturing facilities and our customers, suppliers, distributors, collaborative partners, licensees and clinical trial sites.

In addition, companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in advanced clinical trials, even after obtaining promising earlier trial results. These and other risks and uncertainties are detailed under ‘‘Risk Factors’’ in this Annual Report on Form 10-K/A. We undertake no obligation to update, and we do not have a policy of updating or revising, these forward-looking statements.

Item 1.    Business

We are a clinical stage biopharmaceutical company focused on the development and commercialization of recombinant therapeutic proteins based on our proprietary ProCellEx™ protein expression system. Using our ProCellEx system we are developing a pipeline of proprietary recombinant therapeutic proteins based on our plant cell-based expression technology that target large, established pharmaceutical markets and that rely upon known biological mechanisms of action. Our initial commercial focus has been on complex therapeutic proteins, including proteins for the treatment of genetic disorders, such as Gaucher disease and Fabry disease, and female infertility disorders. We believe our ProCellEx protein expression system will enable us to develop proprietary recombinant proteins that are therapeutically equivalent or superior to existing recombinant proteins currently marketed for the same indications. Because we are targeting biologically equivalent versions of highly active, well-tolerated and commercially successful therapeutic proteins, we believe our development process is associated with relatively less risk compared to other biopharmaceutical development processes for novel therapeutic proteins.

Our lead product development candidate is prGCD for the treatment of Gaucher disease, which we are developing using our ProCellEx protein expression system. We have received approval from the United States Food and Drug Administration, the FDA, in April 2007 to commence phase III clinical trials. We submitted to the FDA a request for a special protocol assessment (SPA) of the final design of our pivotal phase III clinical trial for prGCD. In July 2007, we reached an agreement with the FDA on the design that we submitted in the SPA request. We expect to initiate enrollment of patients in our phase III clinical trials in the third quarter of 2007. prGCD is our proprietary recombinant form of Glucocerebrosidase (GCD), an enzyme naturally found in human cells that is mutated or deficient in patients with Gaucher disease. The current standard of care for Gaucher disease is enzyme replacement therapy, a medical treatment in which GCD is replaced for patients in whom the enzyme is lacking or dysfunctional. Although Gaucher is a relatively rare disease, it represents a large commercial market due to the severity of the symptoms and the chronic nature of the disease. The annual worldwide sales of Cerezyme®, an enzyme replacement therapy produced by Genzyme Corporation and currently the only approved enzyme replacement therapy for Gaucher disease, were approximately $1 billion in 2006, according to public reports by Genzyme. prGCD is a plant cell expressed version of the GCD enzyme, developed through our ProCellEx protein expression system. prGCD has an amino acid, glycan and three-dimensional structure that is very similar to its naturally-produced counterpart as well as to Cerezyme, the mammalian cell expressed version of the same protein. We believe prGCD may prove more cost-effective than the currently marketed alternative due to the cost benefits of expression through our ProCellEx system. In addition, based on our laboratory testing, preclinical and clinical results, we believe that prGCD may have the potential for increased potency and efficacy as compared to the existing enzyme replacement therapy for Gaucher disease which may translate into lower dosages and/or less frequent treatments.

In addition to prGCD, we are developing an innovative product pipeline using our ProCellEx protein expression system, including therapeutic protein candidates for the treatment of Fabry disease and female infertility disorders. We plan to file an investigational new drug application (IND) with the FDA with respect to at least one additional product during 2008. Because these product candidates are based on well-understood proteins with known biological mechanisms of action, we believe we may be able to reduce the development risks and time to market for such product candidates. We hold the worldwide commercialization rights to our proprietary development candidates and we intend to establish an internal, commercial infrastructure and targeted sales force to market prGCD and our other products, if approved, in North America, the European Union and in other significant markets, including Israel.

Our ProCellEx protein expression system consists of a comprehensive set of technologies and capabilities for the development of recombinant proteins, including advanced genetic engineering technology and plant cell-based protein expression methods. Through our ProCellEx protein expression system, we can develop highly complex recombinant therapeutic proteins all the way to the scale-up of a purified product produced in compliance with current good manufacturing practices, or cGMP. We believe that our plant cell-based expression technology will enable us, in certain cases, to develop and commercialize recombinant proteins without infringing upon the method-based patents or other intellectual property rights of third parties. Moreover, we expect to enjoy method-based patent protection for the proteins we develop using our proprietary ProCellEx protein expression technology, although there can be no assurance that any such patents will be granted. In some cases, we may be able to obtain patent protection for the compositions of the proteins themselves. We have filed for United States and international composition of matter patents for prGCD.

Our ProCellEx protein expression system is built on flexible custom-designed bioreactors made of polyethylene and optimized for the development of complex proteins in plant cell cultures. These bioreactors entail low initial capital investment, are rapidly scalable at a low cost and require less hands-on maintenance between cycles, compared to the highly complex, expensive, stainless steel bioreactors typically used in mammalian cell-based production systems. As a result, through our ProCellEx protein expression system, we believe that we can develop recombinant therapeutic proteins yielding substantial cost advantages, accelerated development and other competitive benefits as compared to mammalian cell-based protein expression systems.

We have successfully demonstrated the feasibility of our ProCellEx system by expressing, on an exploratory, research scale, many complex therapeutic proteins belonging to different drug classes, such as enzymes, hormones, monoclonal antibodies, cytokines and vaccines. The therapeutic proteins we have expressed to date in research models have produced the intended composition and similar biological activity compared to their respective human-equivalent proteins. Moreover, several of such proteins demonstrated advantageous biological activity when compared to the biotherapeutics currently available in the market to treat the applicable disease or disorder. We believe that clinical success of prGCD would be a strong proof-of-concept for our ProCellEx protein expression system and plant cell-based protein expression technology. We also believe that the significant benefits of our ProCellEx protein expression system, if further substantiated in clinical trials and commercialization of our product candidates, have the potential to transform the industry standard for the development of complex therapeutic proteins.

Our goal is to become a leading fully integrated biopharmaceutical company focused on the development and commercialization of proprietary recombinant therapeutic proteins. To that end, we are leveraging our ProCellEx protein expression system to develop a pipeline of proprietary recombinant therapeutic proteins. In addition to the product candidates that we are developing internally, we have entered into agreements for additional compounds with academic institutions, including a licensing agreement with the technology transfer arm of Israel’s Weizmann Institute of Science and an initial agreement in principle with the technology transfer arm of the Hebrew University of Jerusalem. In addition, we are collaborating with other pharmaceutical companies to develop therapeutic proteins that can benefit from the significant cost, intellectual property and other competitive advantages of our ProCellEx protein expression system. We entered into an agreement with Teva Pharmaceutical Industries Ltd. in September 2006 under which we have agreed to collaborate on the research and development of two proteins to be developed using our ProCellEx protein expression system. We also continuously review and consider additional development and commercialization alliances with other pharmaceutical companies and academic institutions.

Industry Overview

Recombinant proteins have revolutionized the treatment of a variety of diseases and disorders. Recombinant proteins are forms of human proteins that are produced, or expressed, using a mammalian, plant, bacterial or yeast cell as a production engine. In the early 1970s, a number of key scientific breakthroughs, including, among others, the demonstration of genetic engineering and genetic sequencing techniques, as well as the synthesis of genes, led to the advancement of recombinant protein technology.

As a result, the market for pharmaceutical therapeutics has undergone a transformation as recombinant proteins and other biologic products have become an increasingly significant portion of the global drug market and the focus of research worldwide. Based upon data from the Biotechnology Industry Organization, an organization that provides information, advocacy and business support to the biotechnology industry, since the introduction in 1982 of recombinant human insulin, the world’s first genetically engineered pharmaceutical product, over 254 biotechnology drugs have been approved for over 392 indications. According to Datamonitor, a provider of business information to the pharmaceutical and other industries, the overall global biologics market size is expected to grow to $105.2 billion in 2010, from $56.1 billion in 2004, representing a compounded annual growth rate (CAGR) of 11.1%.

Mammalian cell-based systems are the current industry standard for expression of recombinant therapeutic glycoproteins (complex proteins that contain sugar residues), including catalytic enzymes and monoclonal antibodies. Mammalian cell-based systems were first introduced in the late 1980s and are currently used to produce many of the biotechnology industry’s largest and most successful therapeutic proteins, including Epogen®, Neupogen®, Cerezyme, Rituxan®, Enbrel®, Neulasta® and Herceptin®. Mammalian cell-based expression technology is based on the introduction of a human gene encoding for a specific therapeutic protein into the genome of a mammalian cell. The cells most often used in connection with mammalian cell-based protein expression are Chinese hamster ovary (CHO) cells.

Mammalian cell-based expression systems have become the dominant system for the expression of recombinant proteins due to their capacity for sophisticated, proper protein folding (which is necessary for proteins to carry out their intended biological activity), assembly and post-expression modification, such as glycosilation (the addition of sugar residues to a protein enabling specific biological activity). While bacterial and yeast cell-based expression systems were the first protein expression systems developed by the biotechnology industry and remain cost-effective compared to mammalian cell-based production methodologies, proteins expressed in bacterial and yeast cell-based systems lack the capacity for sophisticated protein folding, assembly and post-expression modifications, which are key factors of mammalian cell-based systems. Accordingly, such systems cannot be used to produce glycoproteins or other complex proteins and, therefore, bacterial and yeast cell-based systems are limited to the expression of the most basic, simple proteins, such as insulin and growth hormones. Due to their significant advantages, mammalian cell-based expression systems can produce proteins with superior quality and efficacy compared to proteins expressed in bacteria and yeast cell-based systems. As a result, the majority of currently approved therapeutic proteins, as well as those under development, are produced in mammalian cell-based systems.

Despite the utility and widespread use of mammalian cell-based systems, they have a number of disadvantages. CHO cells and other mammalian cells are highly sensitive and can only be grown under near perfect conditions, requiring highly complex, expensive, stainless steel bioreactors which tightly regulate the required temperature, pH and oxygen levels. As a result, such bioreactor systems are very costly and complicated to operate. CHO cells and other mammalian cells are also susceptible to viral infections, including human viruses. The FDA and other regulatory authorities require viral inactivation and other rigorous and detailed procedures for mammalian cell-based manufacturing processes in order to address these potential hazards, thereby increasing the cost and time demands of such expression systems. Furthermore, the current FDA and other procedures only ensure screening for scientifically identified, known viruses. Accordingly, compliance with current FDA and other procedures does not fully guarantee that patients are protected against transmission of unknown or new potentially fatal viruses that may infect mammalian cells. In addition, mammalian cell-based expression systems require large quantities of sophisticated and expensive growth medium to accelerate the expression process.

Several companies and research institutions have explored alternatives to mammalian cell-based production technologies that overcome some of these disadvantages, focusing primarily on the expression of human proteins in genetically-modified organisms, or GMOs, such as transgenic field-grown, whole plants and transgenic animals. However, these alternate techniques may be restricted by regulatory and environmental risks and by the difficulty in applying cGMP standards of the pharmaceutical industry to these expression technologies.

ProCellEx: Our Proprietary Protein Expression System

ProCellEx is our proprietary production system that we have developed based on our plant cell culture technology for the development, expression and manufacture of recombinant proteins. Our expression system consists of a comprehensive set of capabilities and proprietary technologies, including advanced genetic engineering and plant cell culture technology, which enables us to produce complex, proprietary and biologically equivalent proteins for a variety of human diseases. Our protein expression system facilitates the creation and selection of high expressing, genetically stable cell lines capable of expressing recombinant proteins. The entire protein expression process, from initial nucleotide cloning to large-scale production of the protein product, occurs under cGMP-compliant, controlled processes. Our plant cell culture technology uses plant cells, such as carrot and tobacco cells, which undergo advanced genetic engineering and are grown on an industrial scale in a flexible bioreactor system. Cell growth, from scale up through large-scale production, takes place in flexible, sterile, polyethylene bioreactors which are confined to a clean-room environment. Our bioreactors are well-suited for plant cell growth using a simple, inexpensive, chemically-defined growth medium as a catalyst for growth. The reactors are custom-designed and optimized for plant cell cultures, easy to use, entail low initial capital investment, are rapidly scalable at a low cost and require less hands-on maintenance between cycles. Our protein expression system does not involve mammalian or animal components or transgenic field-grown, whole plants at any point in the production process.

Our ProCellEx system is capable of producing proteins with an amino acid structure practically equivalent to that of the desired human protein, and with a very similar, although not identical, glycan, or sugar, structure. Our internal research and external laboratory studies have demonstrated that ProCellEx is capable of producing recombinant proteins that exhibit a glycan and amino acid structure similar to their naturally-produced human counterparts. In addition, proteins produced by our ProCellEx system maintain the biological activity that characterize that of the naturally-produced proteins. In collaboration with Israel’s Weizmann Institute of Science, we have demonstrated that the three-dimensional structure of a protein expressed in our proprietary plant cell-based expression system retains the same three-dimensional structure as exhibited by the mammalian cell-based expressed version of the same protein. Based on these results, we believe that proteins developed using our ProCellEx protein expression system have the intended composition and correct biological activity of their human equivalent proteins.

Competitive Advantages of Our ProCellEx Protein Expression System

We believe that our ProCellEx protein expression system, including our advanced genetic engineering technology and plant cell-based protein expression methods, affords us a number of significant advantages over mammalian, bacterial, yeast and transgenic cell-based expression technologies, including the following:

Ability to Penetrate Certain Patent-Protected Markets.    We seek to develop recombinant proteins that we believe we can produce and commercialize without infringing upon the method-based patents or other intellectual property rights of third parties. In several cases, the marketed biotherapeutic protein is not itself subject to patent protection and is available for use in the public domain; however, the process of expressing the protein product in mammalian or bacterial cell systems is protected by method-based patents. Using our plant cell-based protein expression technology, we are able to express the equivalent protein without infringing upon these method-based patents. Moreover, we expect to enjoy method-based patent protection for the proteins we develop using our proprietary ProCellEx protein expression technology, although there can be no assurance that any such patents will be granted. In some cases, we may be able to obtain patent protection for the compositions of the proteins themselves. We have filed for United States and international composition of matter patents for prGCD.

Significantly Lower Capital and Production Costs.    Plant cells have a number of dynamic qualities that make them well-suited for the production of therapeutic proteins. Plant cells grow rapidly under a variety of conditions and are not as sensitive to temperature, pH and oxygen levels as mammalian cells. Our ProCellEx protein expression system, therefore, requires significantly less upfront capital expenditures as it does not use highly complex, expensive, stainless steel bioreactors typically used in mammalian cell-based production systems to maintain very specific temperature, pH and oxygen levels. Instead, we use simple polyethylene bioreactors that are able to be maintained at the room temperature of the clean-room in which they are placed. This system also reduces ongoing production and monitoring costs typically incurred by companies using mammalian cell-based expression technologies. Furthermore, while mammalian cell-based systems require very costly growth media at various stages of the production process to achieve target yields of their proteins, plant cells require only simple and much less expensive solutions based on sugar, water and microelements at infrequent intervals to achieve target yields. We believe that these factors will potentially result in lower capital and production costs for the commercial scale production of proteins by our ProCellEx system thereby providing us with a competitive advantage over competing protein expression technologies.

More Effective and Potent End Product Relative to Mammalian Based Systems.    Our ProCellEx expression system produces enzymes which have uniform glycosilation patterns and therefore do not require the lengthy and expensive post-expression modifications that are required for certain proteins produced by mammalian cell-based systems, including the proteins for the treatment of Gaucher disease. Such post-expression modifications in mammalian cell-produced proteins are made in order to expose the terminal mannose sugar residues, which are structures on the protein that are key elements in allowing the produced protein to bind to a target cell and subsequently be taken into the target cell for therapeutic benefit. In the production of Cerezyme, exposing these terminal mannose sugar residues involves a multitude of highly technical steps which add time and cost to the production process. In addition, these steps do not guarantee the exposure of all of the required terminal mannose sugar residues, resulting in lower effective yields and inconsistency in potency from batch to batch. Our ProCellEx protein expression system, by contrast, produces prGCD in a ‘‘ready to use’’ form that does not require additional glycosilation or other modifications to make it suitable for use in enzyme replacement therapy for Gaucher disease. We believe this quality increases the potency and consistency of the expressed proteins, thereby further increasing the cost advantages of our ProCellEx protein expression system over competing protein expression methodologies.

Elimination of the Risk of Viral Transmission or Infection by Mammalian Components.    By nature, plant cells do not carry the risk of infection by human or other animal viruses. As a result, the risk of contamination of our products under development and the potential risk of viral transmission from our products under development to future patients, whether from known or unknown viruses, is eliminated. Because our product candidates do not bear the risk of viral transmission, we are not required by the FDA or other regulatory authorities to perform the constant monitoring procedures for mammalian viruses during the protein expression process that mammalian cell-based manufacturers are required to undertake. In addition, the production process of our ProCellEx protein expression system is void of any mammalian components which are susceptible to the transmission of prions, such as those related to bovine spongiform encephalopathy (commonly known as ‘‘mad-cow disease’’). These factors further reduce the risks and operating costs of our ProCellEx system compared to mammalian cell-based expression systems.

Broad Range of Expression Capabilities.    Unlike bacterial and yeast cell-based systems, which are unable to produce complex proteins, our ProCellEx protein expression system is able to produce a broad array of complex glycosilated proteins. We have successfully demonstrated the feasibility of our ProCellEx system by producing, on an exploratory, research scale, a variety of therapeutic proteins belonging to different classes of recombinant drugs, such as enzymes, hormones, monoclonal antibodies, cytokines and vaccines. We have demonstrated that the recombinant proteins we have expressed to date has the intended composition and correct biological activity of their human-equivalent protein, with several of such proteins demonstrating advantageous biological activity as compared to the currently available biotherapeutics.

Our Strategy

Our goal is to become a leading fully integrated biopharmaceutical company focused on the development and commercialization of proprietary recombinant therapeutic proteins. To achieve our goal, we intend to:

Obtain Regulatory Approval for prGCD for the Treatment of Gaucher Disease.    We intend to commence a phase III clinical trial for prGCD in the third quarter of 2007 in selected leading medical centers worldwide and, if the phase III clinical trial produces favorable results, we expect to file a New

Drug Application, an NDA, for prGCD with the FDA by the end of 2008 or early 2009. We believe that prGCD may have cost, efficacy and potency advantages over the currently available enzyme replacement therapy for Gaucher disease and we intend to pursue post-marketing studies to confirm these advantages. Although Gaucher disease is a relatively rare disease, it represents a substantial commercial market due to the severity of the symptoms and the chronic nature of the disease. We believe that prGCD, with its potentially longer acting profile and more cost-effective development process, may be able to increase the number of patients who will be able to have access and afford such treatment, thereby expanding the market for Gaucher disease treatments.

Develop a Pipeline of Innovative Recombinant Therapeutic Proteins.    We are leveraging our ProCellEx protein expression system to develop a pipeline of innovative recombinant proteins, with an emphasis on therapeutic treatments with large market opportunities. We select additional therapeutic candidates for development through in-house testing, licensing agreements with academic institutions and collaborations with pharmaceutical partners. We have currently identified several product candidates oriented towards the specialty disease and therapeutic market segments, including treatments for Fabry disease and female infertility disorders. We believe that the clinical and regulatory pathway for many of our pipeline product programs candidates is already established, and that this may reduce the risks and costs associated with our clinical development programs. Furthermore, established markets already exist for each of our current product candidates. We plan to apply the manufacturing, clinical and regulatory experience gained from our lead product candidate to advance a number of our preclinical product candidates into clinical trials over the next few years.

Build a Targeted Sales and Marketing Infrastructure.    We plan to establish our own, internal sales and marketing capabilities in North America, the European Union and in other significant markets, including Israel. We believe that the focus of our current clinical pipeline on relatively rare genetic disorders with small patient populations and a highly concentrated group of physicians focused on treating patients with such disorders will enable us to create a targeted internal sales force.

Establish Development and Commercialization Alliances with Corporate Partners.    We believe that our technology and know-how has broad applicability to many classes of proteins and can be used to develop and potentially enhance numerous existing marketed protein therapeutics. We intend to leverage our technology and know-how by pursuing development and commercialization alliances with corporate partners for specific products and territories in order to enable us to optimize our resources and effectively penetrate a wider range of target diseases and therapeutic markets. We entered into an agreement with Teva in September 2006 for the development of two proteins. We are in various stages of discussions with a number of multinational pharmaceutical companies regarding additional collaboration agreements.

Acquire or In-License New Technologies, Products or Companies.    We continuously seek attractive product candidates and innovative technologies to in-license or acquire. We intend to focus on product candidates that would be synergistic with our ProCellEx protein expression system and expertise and that represent large potential market opportunities. We believe that by pursuing selective acquisitions of companies or technologies in businesses that complement our own, we will be able to enhance our competitiveness and strengthen our market position.

Leverage Strength and Experience of Our Management Team and Board of Directors.    Our management team has extensive experience in the biotechnology and pharmaceutical industry. Our Board of Directors includes pharmaceutical industry veterans, such as our Chairman, Mr. Eli Hurvitz, current Chairman of the Board and former President and Chief Executive Officer of Teva, Dr. Phillip Frost, current Vice-Chairman of Teva and former President and Chief Executive Officer of Ivax Corporation and Dr. Jane Hsiao, former Vice Chairman of Ivax Corporation. We will continue to leverage their experience and established track record in building leading companies as well as their relationships across the biotechnology and pharmaceutical industries.

Our Pipeline Drug Candidates

Our Lead Product Candidate, prGCD

prGCD, our lead proprietary product candidate, is a plant cell expressed recombinant Glucocerebrosidase enzyme (GCD) for the treatment of Gaucher disease. In April 2007, we received approval from the FDA to commence a phase III clinical trial of prGCD. We submitted to the FDA a request for a special protocol assessment (SPA) of the final design of our pivotal phase III clinical trial for prGCD. In July 2007, we reached an agreement with the FDA on the design that we submitted in the SPA request. We expect to initiate the clinical trial in the third quarter of 2007. In clinical trials in healthy subjects and in vivo primate studies, prGCD has demonstrated an increased half-life and prolonged presence of the enzyme in the blood serum of the subjects as compared to Cerezyme, the only enzyme replacement therapy currently marketed to treat Gaucher disease. We believe that prGCD, if approved, has the potential to offer patients and healthcare payors a more effective and cost efficient treatment of Gaucher disease because of the following features:

Increased Glycan Efficacy and Consistency.    We believe that our ProCellEx protein expression system produces recombinant proteins that exhibit consistent enzymatic activity from batch to batch. This results in a highly active product that may achieve a desired therapeutic effect more effectively than the activity demonstrated in proteins produced through mammalian cell-based expression systems due to its greater glycan efficacy and consistency. This quality increases the effective consistency in potency and further increases the cost advantages from using our plant cell-based expression technology compared to competing protein expression methodologies.

Longer Half-Life.    The data generated in preclinical and human clinical trials relating to the half-life of prGCD in the subjects’ blood serum after infusion showed that the half-life of prGCD is significantly longer than that of Cerezyme when measured and compared to publicly available data on Cerezyme.

Cost-Effective.    prGCD is potentially less expensive to produce as the manufacturing process does not require the large initial set-up investments involved in mammalian cell-based protein production, the extensive ongoing costs associated with growth media and monitoring throughout the production process nor any of the post-expression modification costs in order to modify the glycosilation of the proteins produced through the mammalian cell-based methodologies.

As such, we believe that prGCD’s potential advantages may lead prGCD to become a highly efficacious and cost-effective treatment alternative for Gaucher disease patients.

Gaucher Disease Background

Gaucher disease, a hereditary, genetic disorder with severe and debilitating symptoms, is the most prevalent lysosomal storage disorder in humans. Lysosomes are small membrane-bound cellular structures within cells that contain enzymes necessary for intracellular digestion. Gaucher disease is caused by mutations or deficiencies in the gene encoding GCD, a lysosomal enzyme that catalyzes the degradation of the fatty substrate, glucosylceramide (GlcCer). The normal degradation products of GlcCer are glucose and ceramide, which are easily excreted by the cells through normal biological processes. Patients with Gaucher disease lack or otherwise have dysfunctional GCD and, accordingly, are not able to break down GlcCer. The absence of an active GCD enzyme leads to the accumulation of GlcCer in lysosomes of certain white blood cells called macrophages. Macrophages affected by the disease become highly enlarged due to the accumulation of GlcCer and are referred to as ‘‘Gaucher cells.’’ Gaucher cells accumulate in the spleen, liver, lungs, bone marrow and brain. Signs and symptoms of Gaucher disease may include enlarged liver and spleen, abnormally low levels of red blood cells and platelets and skeletal complications.

Current Treatments for Gaucher Disease

The standard of care for Gaucher disease is enzyme replacement therapy using recombinant GCD to replace the mutated or deficient natural GCD enzyme. The latest studies estimate that there are approximately 10,000 patients suffering from Gaucher disease worldwide. Cerezyme, an enzyme replacement therapy commercialized by Genzyme Corporation, is the only recombinant GCD currently available on the market and approved worldwide for the treatment of Gaucher disease. According to public reports issued by Genzyme, Cerezyme was used to treat approximately 4,800 patients and had annual sales of approximately $1 billion in 2006. Cerezyme is produced through a mammalian cell-based protein expression process in CHO cells. There are no known severe side effects to the use of Cerezyme and its approved use over the past decade suggests that it is an effective treatment of Gaucher disease. However, Cerezyme is subject to the limitations of most mammalian cell-based therapeutic proteins, including lengthy and costly production processes. As enzyme replacement therapy does not cure the genetic disorder, but rather provides an external source for transfusion of the missing or mutated enzyme, Gaucher disease patients generally receive the treatment over their entire lifetime. The current average annual cost for enzyme replacement therapy for an adult Gaucher disease patient in the United States is in excess of $200,000.

The only other approved drug for the treatment of Gaucher disease is Zavesca (miglustat), marketed by Actelion Ltd. Zavesca has been approved by the FDA for use in the United States as an oral treatment. However, it has many side effects and the FDA has approved it only for administration to those patients who cannot be treated through enzyme replacement therapy, and, accordingly, have no other treatment alternative. As a result, Zavesca’s use has been extremely limited. Actelion has reported sales of Zavesca of approximately CHF 24.5 million (approximately $20.0 million) for 2006.

prGCD Development Program

We believe the clinical development path for prGCD will be similar to that followed by the existing enzyme replacement therapy currently on the market. Efficacy endpoints for these studies, including reduction in size of spleen and platelet count, are generally well-established and accepted by regulatory agencies.

Laboratory Testing and Preclinical Studies of prGCD

We have conducted several in vitro tests and in vivo preclinical studies of prGCD. Our preclinical rodent and primate trials generated extensive toxicological and safety data that demonstrated no adverse effects, even with very high doses of prGCD being administered via intravenous infusions. In short term repeat dose studies in rodents and primates and nine month repeat dose studies in primates, no toxicity was observed at dosage levels of up to 10 times the current dose recommended for GCD in clinical use. Furthermore, no neutralizing antibodies were detected in any of the primates treated in the studies. The presence of neutralizing antibodies would have implied a likelihood of the host rejecting the therapeutic enzyme or reacting to it in a less efficient manner.

Our laboratory and preclinical data demonstrate that prGCD has the potential to be an efficacious enzyme replacement therapy for the treatment of Gaucher disease. Data produced from these preliminary development studies show that, relative to Cerezyme, prGCD has:

•	an equivalent to superior level of enzymatic activity (see Figure 1);

•	enhanced uptake based on observed GlcCer substrate degradation (see Figure 2); and

•	a prolonged half-life (see Figure 3).

As shown in Figure 1, we compared the enzymatic activity of prGCD and Cerezyme using an in vitro assay where increasing amounts of GlcCer substrate (S), provided in millimolar, were degraded by a fixed amount of prGCD and Cerezyme, measured in milligrams. Enzymatic activity was measured by the rate of degradation of GlcCer into glucose and ceramide (its normal degradation products), measured by millimoles of product produced per minute per fixed amount of enzyme. In the study assays performed, one demonstrated that prGCD had enzymatic activity that was equivalent to Cerezyme; the other studies demonstrated superior activity by prGCD. Figure 1 demonstrates that the enzymatic activity of prGCD was superior to Cerezyme.

Figure 1: prGCD and Cerezyme Enzymatic Activity

As shown in Figure 2, we compared the uptake of increasing amounts of Cerezyme and prGCD into the target cell, using an ex vivo mouse macrophage cell model. Cellular uptake was measured in cell lysates, solutions containing the contents of burst cells, by comparing enzymatic activity at various enzyme concentrations of Cerezyme and prGCD based on the amount of GlcCer substrate degradation into glucose and ceramide, measured in a microplate absorbance reader, a flat plate with multiple ‘‘wells’’ used as small test tubes, at an optical density of 405 nanometers. The results in Figure 2 demonstrate that the uptake into the macrophage cells of prGCD was greater than the uptake of Cerezyme at higher enzyme concentrations, as measured by the resulting enzymatic activity in the cells. We believe that the ability of the plant cells to directly generate the required terminal mannose structures for efficient glycosilation of prGCD, results in the enhanced uptake of prGCD into the Gaucher cells. In contrast, Cerezyme requires post-expression and purification modifications to expose the terminal mannose structures, which modification process can yield enzymes with less consistent glycosilation patterns and could reduce cellular uptake of Cerezyme.

Figure 2: prGCD and Cerezyme Cellular Uptake

Furthermore, the data generated in preclinical trials relating to pharmacokinetic parameters, specifically the half-life of enzyme in the subjects’ blood serum after infusion, showed that the half-life of prGCD is significantly longer than that of Cerezyme as disclosed publicly by Genzyme. We believe the extended half-life of prGCD relative to Cerezyme is attributable to the different glycoside profile, thereby resulting in the enhanced uptake of prGCD into the Gaucher cells.

Figure 3: prGCD and Cerezyme Half-Life Data

	prGCD	Cerezyme
Primates	~13.0-20.0 minutes	~6.8-8.0 minutes(1)
Humans	~10.5-14.5 minutes	~3.6-10.4 minutes(2)

(1)	Source: Cerezyme NDA – PharmTox review
(2)	Source: Cerezyme labeling approved by FDA for package insert

Prior to submitting an NDA, if at all, we intend to conduct further, standard preclinical studies of prGCD.

Phase I Clinical Trial

We completed a phase I clinical trial of prGCD in June 2006 which was performed under an FDA Investigational New Drug (IND) approval. The phase I clinical trial was a single-center, non-randomized, open label, dose ranging study designed to evaluate the safety and pharmacokinetics of prGCD in healthy subjects. The trial was conducted on healthy subjects over a four-week period in which subjects received three single escalating doses of prGCD administered as intravenous infusions.

All doses administered to subjects in the phase I clinical trial, including the highest dose, which was the same dosage currently suggested with respect to the treatment by Cerezyme, demonstrated a strong safety profile. The data from our phase I clinical trial showed that prGCD was safe and well tolerated at all doses. See Figure 4.

Figure 4: Adverse Events presented by: Dose Group, Severity and Relation to Study Treatment
(Incidents; Subjects (% of Subjects))

Relation between Event to Drug	15 U/kg	30 U/kg	60 U/kg	Placebo	Events Severity	Total
Unrelated to drug(1)	0; 0 (0%)	0; 0 (0%)	2; 1 (17%)	0; 0 (0%)	Moderate	2
Remotely related to drug(2)	4; 2 (33%)	1; 1 (17%)	2; 1 (17%)	1; 1 (17%)	Mild	8
Possibly related to drug(3)	0; 0 (0%)	0; 0 (0%)	0; 0 (0%)	0; 0 (0%)		0
Probably related to drug(4)	0; 0 (0%)	0; 0 (0%)	0; 0 (0%)	0; 0 (0%)		0
Related to drug(5)	0; 0 (0%)	0; 0 (0%)	0; 0 (0%)	0; 0 (0%)		0

(1)	The event is clearly related to other factors, such as a subject’s clinical state, therapeutic interventions or concomitant medications.

(2)	The event was most likely produced by other factors, such as a subject’s clinical state, therapeutic interventions or concomitant medications, and does not follow a known response pattern to the study drug.

(3)	The event has a reasonable temporal relationship to the study drug administration and follows a known response pattern to the study drug. However, a potential alternate etiology may be responsible for the event. The effect of drug withdrawal is unclear. Rechallenge information is unclear or lacking.

(4)	The event follows a reasonable temporal sequence from the time of drug administration, and follows a known response pattern to the study drug and cannot be reasonably explained by other factors. There is a reasonable response to withdrawal of the drug. Rechallenge information is not available or advisable.

(5)	The event follows a temporal sequence from the time of drug administration and follows a known response pattern to the study drug. The event either occurs immediately following the study drug administration, improves on stopping the drug or reappears on repeated exposure.

There were no serious adverse events and no subjects withdrew from the trial or discontinued treatment due to an adverse event.

In addition, as illustrated in Figure 3 above, the half-life of prGCD was found to be significantly longer than that of Cerezyme as disclosed publicly by Genzyme, which was consistent with our preclinical data.

Further, no neutralizing antibodies or adverse immunological responses were detected in any of the subjects treated in the phase I clinical trial. The presence of neutralizing antibodies would imply that the human body may reject the therapeutic enzyme.

We believe the results of our biochemical, biological and preclinical studies and pharmacokinetic data from our phase I clinical trial may support claims for less frequent treatment and lower dosages of prGCD for Gaucher disease patients, as compared to the current standard of care. This would represent a substantial improvement over currently marketed enzyme replacement therapies. However, further clinical evaluation will still be required to support these claims. We will explore the potential for lower dosages in our phase III clinical trial.

Phase III Clinical Trial

After the conclusion of the phase I clinical trial and discussions with the FDA, we applied to commence a pivotal phase III clinical trial of prGCD, without the requirement to first complete a phase II clinical trial. In April 2007, we received approval from the FDA to initiate a pivotal phase III clinical trial. We submitted to the FDA a request for a special protocol assessment (SPA) of the final design of our pivotal phase III clinical trial for prGCD. In July 2007, we reached an agreement with the FDA on the design that we submitted in the SPA request. The phase III clinical trial is expected to include 30 patients in a randomized, double-blind, dose ranging study, with two parallel groups, one receiving a dosage equivalent to the prevalent standard of care for enzyme replacement therapy and one receiving a dosage equal to one half of that amount. We expect to initiate enrollment of patients in such trial in the third quarter of 2007.

Other Drug Candidates in Our Pipeline

We are developing other recombinant therapeutic proteins to be expressed by our ProCellEx protein expression system, with an emphasis on treatments for which there are large, established pharmaceutical markets and where our proprietary protein expression system enables us to develop and commercialize recombinant proteins that are patent-protected and therapeutically equivalent or superior to the existing treatments. We select additional therapeutic candidates for development by testing candidates in-house and through collaborations with academic partners. We have identified several product candidates oriented towards specialty disease and therapeutic market segments, including treatments for Fabry disease and female infertility. In addition, we are conducting initial research to evaluate potential programs in the fields of monoclonal antibodies, cytokines and vaccines. We plan to file an investigational new drug application (IND) with the FDA with respect to at least one additional product during 2008. In addition, we are developing a new method for delivering active recombinant proteins systemically through oral administration of transgenic plant cells expressing such biotherapeutic proteins.

PRX-102

We are developing a proprietary alpha Galactosidase enzyme, currently titled PRX-102, which is a therapeutic enzyme for the treatment of Fabry disease, a rare genetic lysosomal storage disorder in humans, the symptoms of which involve the accumulation of lipids in the cells of the kidneys, heart and other organs. Fabry disease affects more than 8,000 people globally. We believe that the treatment of Fabry disease is a specialty clinical niche with the potential for high growth. Currently there are two drugs available on the market to treat Fabry disease. Fabrazyme, made by Genzyme, was approved for the treatment of Fabry disease in the European Union in 2001 and the United States in 2003. Genzyme reported $359 million in worldwide sales of Fabrazyme in 2006. The other approved drug for the treatment of Fabry disease in the European Union is Replagal, which is sold by Shire plc. Shire reported $118 million in sales of Replagal in 2006.

We are currently in the research phase of the development of PRX-102 and expect to initiate animal evaluation testing in the second half of 2007. As was the case in our development of prGCD, our development of PRX-102 involves the expression by our proprietary protein expression system of a naturally occurring enzyme to be used in enzyme replacement therapy for the treatment of Fabry disease. Based on our experience with prGCD and the experience of other companies developing enzyme replacement therapies for Fabry disease, we have reason to believe that, if favorable data is accumulated in preclinical and phase I clinical trials, the FDA may allow us to proceed directly with a pivotal phase III clinical trial without the need to complete a phase II clinical trial. However, there can be no assurance that we will initiate preclinical or phase I clinical trials and if we do, that such trials will result in favorable data. In addition, there can be no assurance that the FDA will allow us to proceed directly with a phase III clinical trial after completion of a phase I clinical trial.

PRX-111

We are developing two variants of Follicle Stimulating Hormone (FSH), a human fertility hormone targeted at the female infertility market, one of which is in collaboration with a third party. The three most active companies in the market for FSH biotherapeutic proteins are Merck Serono S.A., Organon, a subsidiary of Akzo Nobel N.V., and Ferring Pharmaceuticals, a private company. Merck Serono reported aggregate worldwide sales equal to approximately $523 million for 2006 of its FSH protein, Gonal-f®, and based upon information disclosed by Akzo Nobel, Organon had worldwide sales of its FSH protein, Purgenon, of approximately $591 million in 2006. To date, we believe that our in vitro experiments with these hormones have demonstrated equivalent to superior biochemical and cellular results when compared to the currently marketed biotherapeutic hormones used in approved female infertility treatments. We are currently performing additional in vivo animal research to evaluate the advantages of our FSH variants under development compared to the therapeutic proteins currently marketed to treat female infertility.

Acetylcholinesterase

In January 2007, we entered into an agreement in principle with the Yissum Research and Development Company, the technology transfer arm of the Hebrew University of Jerusalem, Israel, and with the Boyce Thompson Institute, Inc., which is affiliated with Cornell University, pursuant to which we are developing a proprietary plant cell-based acetylcholinesterase (AChE) and its molecular variants for the use in several therapeutic and prophylactic indications, as well as in a biodefense program. Pursuant to the terms of the agreement in principle, which is subject to final agreement, we expect to license the technology underlying the developed acetylcholinesterase from Yissum Research/Hebrew University and Boyce Thompson. We are currently performing research in order to evaluate the potential for the developed acetylcholinesterase and its variants, for various therapeutic fields. To date, our in vitro experiments have shown that the acetylcholinesterase expressed in our ProCellEx expression system demonstrates promising biological activity on biochemical and cellular levels.

Strategic Collaborations

Teva Pharmaceutical Industries

In September 2006, we entered into a Collaboration and Licensing Agreement with Teva for the development and manufacture of two proteins, to be identified by Teva and us using our ProCellEx protein expression system. These proteins are not part of our current product development pipeline. We have launched preliminary feasibility studies with respect to one protein under the agreement and we expect to launch feasibility studies with respect to the second protein before the end of 2007. Pursuant to the agreement, we have agreed to collaborate on the research and development of the two proteins utilizing our ProCellEx protein expression system. If the research and preclinical development efforts for either protein are successful and if Teva elects to pursue clinical trials for the development of either protein through our ProCellEx protein expression system, we have agreed to grant to Teva an exclusive license to commercialize the products developed based on the protein in return for royalty and milestone payments payable upon the achievement of certain pre-defined goals. We will retain certain exclusive manufacturing rights with respect to the active pharmaceutical ingredient of the proteins following the first commercial sale of a licensed product under the agreement and other rights.

Weizmann Institute of Science

In March 2006, we entered into a Research and License Agreement with the Yeda Research and Development Company Limited, the technology transfer arm of the Weizmann Institute of Science, pursuant to which Yeda is using its technology to design a next generation of GCD for the treatment of Gaucher disease that can be expressed using our ProCellEx protein expression system and that may have certain benefits over first generation treatments, including improved dosing. The technology licensed from Yeda provides a methodology for the rational design of an improved drug for the treatment of Gaucher disease by enzyme replacement therapy, based on the three-dimensional crystal structure of GCD that was solved by scientists from the Weizmann Institute of Science. In consideration for Yeda’s research, we agreed to pay a fixed research budget amount. Yeda’s activities under the agreement are also funded by a grant by the Magneton program of the Ministry of Industry and Trade of Israel, a program created to support the transfer of emerging technologies from academic research to industrial commercialization. Yeda has granted us a license to use their technology and discoveries for the development, production and sale of enzymatically active mutations of GCD and derivatives thereof for the treatment of Gaucher disease. We are responsible for commercializing the products developed under the license. Under the agreement, we are obligated to pay certain minimum royalty amounts and varying fixed royalty amounts on net sales of products developed using the licensed technology for the treatment of Gaucher disease and other indications as well as for sublicensing revenues. Accordingly, we will have certain payment obligations to Yeda even if we were to fail to generate any revenue from the licensed technology.

Intellectual Property

We maintain a proactive intellectual property strategy which includes patent filings in multiple jurisdictions, including the United States and other commercially significant markets. We hold eight granted patents and 44 patent applications currently pending with respect to various compositions, methods of production and methods of use relating to our ProCellEx protein expression system and our proprietary product pipeline. Of such patent applications, 12 have been filed since December 31, 2006, most of which were the result of existing patent applications reaching the national phase. We also have four joint patent applications and hold licensed rights to 2 patents and 21 patent applications.

Our competitive position and future success depend in part on our ability, and that of our licensees, to obtain and leverage the intellectual property covering our product candidates, know-how, methods, processes and other technologies, to protect our trade secrets, to prevent others from using our intellectual property and to operate without infringing the intellectual property of third parties. We seek to protect our competitive position by filing United States, European Union, Israeli and other foreign patent applications covering our technology, including both new technology and improvements to existing technology. Our patent strategy includes obtaining patents, where possible, on methods of production, compositions of matter and methods of use. We also rely on know-how, continuing technological innovation, licensing and partnership opportunities to develop and maintain our competitive position. Lastly, we monitor third parties for activities that may infringe our intellectual property, as well as the progression of third party patent applications that may cover our product candidates or expression methods and thus, potentially, interfere with the development of our business. We are aware, for example, of United States patents, and corresponding international counterparts of such patents, owned by third parties that contain claims covering methods of producing GCD. We do not believe that, if any claim of infringement were to be asserted against us based upon such patents, prGCD would be found to infringe any valid claim under such patents. However, there can be no assurance that a court would find in our favor or that, if we choose or are required to seek a license to any one or more of such patents, a license would be available to us on acceptable terms or at all.

Our patent portfolio consists of several patent families (consisting of patents and/or patent applications) covering our technology, protein expression methodologies and system and product candidates. We have been issued, and hold licensed rights to, patents in the United States, the European Union, Israel, Canada, the Czech Republic, Hungary, Japan, Poland, Mexico, Hong Kong and India that cover our ProCellEx protein expression system, including the methods that we use for culturing and harvesting plant cells and/or tissues in consecutive cycles. Another patent family in our patent portfolio contains patent applications relating to our method for producing glycosilated proteins in a plant culture, particularly proteins having a high mannose glycosilation, including prGCD. An additional patent family contains patent applications relating to a system and method for production of antibodies in a plant cell culture, and antibodies produced in such a system. In addition, our patent portfolio includes a PCT for a new method for delivering active recombinant proteins systemically through oral administration of transgenic plant cells. Lastly, our patent portfolio includes a patent family containing patent applications that we co-own and that covers human glycoprotein hormone and chain splice variants, including isolated nucleic acids encoding these variants. More specifically, this patent portfolio covers a new splice variant of human FSH.

In April 2004, we entered into a Collaborative Research Agreement with Icon Genetics AG (which was subsequently acquired by Bayer Corporation) regarding an option to license Icon’s amplification technology for utilization in the expression of our products under development in order to improve our yield. In connection with such option, we entered into a license agreement with Icon in April 2005, pursuant to which we received an exclusive worldwide license to develop, test, use and commercialize Icon’s technology to express certain proteins in our ProCellEx protein expression system. In addition, we are entitled to a non-exclusive worldwide license to make and have made other proteins expressed by using Icon’s technology in our technology. In consideration for the licenses, we are obligated to pay to Icon development milestone payments and royalties. See ‘‘Risk Factors – If we fail to adequately protect or enforce our intellectual property rights or secure rights to third party patents, the value of our intellectual property rights would diminish and our business, competitive position and results of operations would suffer.’’

Manufacturing

Our drug product candidates, including prGCD, must be manufactured in a sterile environment and in compliance with cGMPs set by the FDA and other relevant foreign regulatory authorities. We use our current facility, which has approximately 5,000 sq/ft of clean rooms built according to industry standards, to develop, process and manufacture prGCD and other recombinant proteins. The entire protein production process takes place in a controlled environment. We have entered into a contract with Teva pursuant to which Teva has agreed to perform the final filling and freeze drying steps for prGCD in connection with our clinical trials. We anticipate entering into further internal and collaborative programs in the future that will require us to scale-up our manufacturing capacity from time to time. Consequently, we are planning to establish larger scale manufacturing facilities that will satisfy our production needs for the foreseeable future. Although this will result in a significant increase in our capital expenditures, we expect these expenditures to be substantially lower than those associated with the construction of mammalian cell-based systems. We have begun to prepare conceptual designs of a new manufacturing facility and are currently evaluating potential locations for such facility.

Our current facility in Israel has been granted ‘‘Approved Enterprise’’ status, and we have elected to participate in the alternative benefits program. Our facility is located in a Zone A location, and, therefore, our income from the Approved Enterprise will be tax exempt in Israel for a period of 10 years, commencing with the year in which we first generate taxable income from the relevant Approved Enterprise. To remain eligible for these tax benefits, we must continue to meet certain conditions, and if we increase our activities outside of Israel, for example, by future acquisitions, such increased activities generally may not be eligible for inclusion in Israeli tax benefit programs. In addition, our technology is subject to certain restrictions with respect to the transfer of technology and manufacturing rights.

Raw Materials and Suppliers

We believe that the raw materials that we require throughout the manufacturing process of our current and potential drug product candidates are widely available from numerous suppliers and are generally considered to be generic industrial biological supplies. We do not rely on a single or unique supplier for any materials relating to the current production of any biotherapeutic proteins in our pipeline.

Development and regulatory approval of our pharmaceutical products are dependent upon our ability to procure active ingredients and certain packaging materials from sources approved by the FDA and other regulatory authorities. Since the FDA and other regulatory approval processes require manufacturers to specify their proposed suppliers of active ingredients and certain packaging materials in their applications, FDA approval of a supplemental application to use a new supplier in connection with any drug candidate or approved product, if any, would be required if active ingredients or such packaging materials were no longer available from the specified supplier, which could result in manufacturing delays. From time to time, we intend to identify alternative FDA-approved suppliers to ensure the continued supply of necessary raw materials.

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

We specifically face competition from companies with approved treatments of Gaucher disease, including Genzyme and to a certain extent, Actelion Ltd. In addition, we are aware of other early stage, experimental, small molecule, oral drugs which are being developed for the treatment of Gaucher disease by Amicus Therapeutics, Inc. and Genzyme. Shire plc is currently developing a gene-activated GCD enzyme expressed in human cancer cells to treat Gaucher disease. We also face competition from companies with approved enzyme treatments of Fabry disease, including Genzyme and Shire, and we are aware of other early stage drugs which are being developed for the treatment of Fabry disease.

We also face competition from companies that are developing other platforms for the expression of recombinant therapeutic pharmaceuticals. We are aware of companies that are developing alternative technologies to develop and produce therapeutic protein in anticipation of the expiration of certain patent claims covering marketed proteins. Competitors developing alternative expression technologies include Crucell N.V., Shire and GlycoFi, Inc. (which was acquired by Merck & Co. Inc.). Other companies are developing alternate plant-based technologies, include Biolex, Inc., Chlorogen, Inc., Greenovation Biotech GmbH and Dow Agroscience.

Several biogeneric companies are pursuing the opportunity to develop and commercialize follow-on versions of other currently marketed biologic products, including growth factors, hormones, enzymes, cytokines and monoclonal antibodies, which are areas that interest us. These companies include, among others, Novartis AG/Sandoz Pharmaceuticals, BioGeneriX AG, Barr Pharmaceuticals, Stada Arzneimittel AG, BioPartners GmbH and Teva.

Key differentiating elements affecting the success of our product candidates are likely to be their potency and efficacy profiles, as well as their cost-effectiveness as compared to other existing therapies.

Government Regulation

The testing, manufacture, distribution, advertising and marketing of drug products are subject to extensive regulation by federal, state and local governmental authorities in the United States, including the FDA, and by similar authorities in other countries. Any product that we develop must receive all relevant regulatory approvals or clearances, as the case may be, before it may be marketed in a particular country.

The regulatory process, which includes overseeing preclinical studies and clinical trials of each pharmaceutical compound to establish its safety and efficacy and confirmation by the FDA that good laboratory, clinical and manufacturing practices were maintained during testing and manufacturing, can take many years, requires the expenditure of substantial resources and gives larger companies with greater financial resources a competitive advantage over us. Delays or terminations of clinical trials that we undertake would likely impair our development of product candidates. Delays or terminations could result from a number of factors, including stringent enrollment criteria, slow rate of enrollment, size of patient population, having to compete with other clinical trials for eligible patients, geographical considerations and others.

The FDA review process can be lengthy and unpredictable, and we may encounter delays or rejections of our applications when submitted. Generally, in order to gain FDA approval, we must first conduct preclinical studies in a laboratory and in animal models to obtain preliminary information on a compound and to identify any potential safety problems. The results of these studies are submitted as part of an IND application that the FDA must review before human clinical trials of an investigational drug can commence. Clinical trials may be terminated by the clinical trial site, sponsor or the FDA if toxicities appear that are either worse than expected or unexpected.

Clinical trials are normally performed in three sequential phases and generally take two to five years, or longer, to complete. Phase I consists of testing the drug product in a small number of humans, normally healthy volunteers, to determine preliminary safety and tolerable dose range. Phase II usually involves studies in a limited patient population to evaluate the effectiveness of the drug product in humans having the disease or medical condition for which the product is indicated, determine dosage tolerance and optimal dosage and identify possible common adverse effects and safety risks. Phase III consists of additional controlled testing at multiple clinical sites to establish clinical safety and effectiveness in an expanded patient population of geographically dispersed test sites to evaluate the overall benefit-risk relationship for administering the product and to provide an adequate basis for product labeling. Phase IV clinical trials may be conducted after approval to gain additional experience from the treatment of patients in the intended therapeutic indication.

After completion of clinical trials of a new drug product, FDA and foreign regulatory authority marketing approval must be obtained. Assuming that the clinical data support the product’s safety and effectiveness for its intended use, a New Drug Application (NDA) is submitted to the FDA for its review. Generally, it takes one to three years to obtain approval. If questions arise during the FDA review process, approval may take a significantly longer period of time. The testing and approval processes require substantial time and effort and we may not receive approval on a timely basis, if at all, or the approval that we receive may be for a narrower indication than we had originally sought, potentially undermining the commercial viability of the product. Even if regulatory approvals are obtained, a marketed product is subject to continual review, and later discovery of previously unknown problems or failure to comply with the applicable regulatory requirements may result in restrictions on the marketing of a product or withdrawal of the product from the market as well as possible civil or criminal sanctions. For marketing outside the United States, we will be subject to foreign regulatory requirements governing human clinical trials and marketing approval for pharmaceutical products. The requirements governing the conduct of clinical trials, product licensing, pricing and medical reimbursement vary widely from country to country.

None of our products under development has been approved for marketing in the United States or elsewhere. We may not be able to obtain regulatory approval for any of our products under development in a timely manner, if at all. Failure to obtain requisite governmental approvals or failure to obtain approvals of the scope requested will delay or preclude us, or our licensees or marketing partners, from marketing our products, or limit the commercial use of our products, and thereby would have a material adverse effect on our business, financial condition and results of operations. See ‘‘Risk Factors – We may not obtain the necessary U.S. or worldwide regulatory approvals to commercialize our drug candidates in a timely manner, if at all, which would have a material adverse effect on our business and results of operations.’’

The United States federal government regulates healthcare through various agencies, including but not limited to the following: (i) the FDA, which administers the Federal Food, Drug, and Cosmetic Act (FDCA), as well as other relevant laws; (ii) the Center for Medicare & Medicaid Services (CMS), which administers the Medicare and Medicaid programs; (iii) the Office of Inspector General (OIG) which enforces various laws aimed at curtailing fraudulent or abusive practices, including by way of example, the Anti-Kickback Law, the Anti-Physician Referral Law, commonly referred to as Stark, the Anti-Inducement Law, the Civil Money Penalty Law and the laws that authorize the OIG to exclude healthcare providers and others from participating in federal healthcare programs; and (iv) the Office of Civil Rights, which administers the privacy aspects of the Health Insurance Portability and Accountability Act of 1996 (HIPAA). All of the aforementioned are agencies within the Department of Health and Human Services (HHS). Healthcare is also provided or regulated, as the case may be, by the Department of Defense through its TriCare program, the Department of Veterans Affairs, especially through the Veterans Health Care Act of 1992, the Public

Health Service within HHS under Public Health Service Act § 340B (42 U.S.C. § 256b), the Department of Justice through the Federal False Claims Act and various criminal statutes, and state governments under the Medicaid and other state sponsored or funded programs and their internal laws regulating all healthcare activities. Many states also have anti-kickback and anti-physician referral laws that are similar to the federal laws, but may be applicable in situations where federal laws do not apply.

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

International Regulation

We are subject to regulations and product registration requirements in many foreign countries in which we may sell our products, including in the areas of product standards, packaging requirements, labeling requirements, import and export restrictions and tariff regulations, duties and tax requirements. The time required to obtain clearance required by foreign countries may be longer or shorter than that required for FDA clearance, and requirements for licensing a product in a foreign country may differ significantly from FDA requirements.

Pharmaceutical products may not be imported into, or manufactured or marketed in, the State of Israel absent drug registration. The three basic criteria for the registration of pharmaceuticals in Israel is quality, safety and efficacy of the pharmaceutical product and the Israeli Ministry of Health requires pharmaceutical companies to conform to international developments and standards. Regulatory requirements are constantly changing in accordance with scientific advances as well as social and ethical values.

The relevant legislation of the European Union requires that medicinal products, including generic versions of previously approved products, and new strengths, dosage forms and formulations, of previously approved products, shall have a marketing authorization before they are placed on the market in the European Union. Authorizations are granted after the assessment of quality, safety and efficacy by the respective health authorities. In order to obtain an authorization, an application must be made to the competent authority of the member state concerned. Besides various formal requirements, the application must contain the results of pharmaceutical (physico-chemical, biological or microbiological) tests, of preclinical (toxicological and pharmacological) tests as well as of clinical trials. All of these tests must have been conducted in accordance with relevant European Union regulations and must allow the reviewer to evaluate the quality, safety and efficacy of the medicinal product.

Israeli Government Programs

The following is a summary of the current principal Israeli tax laws applicable to us and Protalix Ltd., and of the Israeli Government programs from which Protalix Ltd. benefits. Some parts of this discussion are based on new tax legislation that has not been subject to judicial or administrative interpretation. Therefore, the views expressed in the discussion may not be accepted by the tax authorities in question. The discussion should not be construed as legal or professional tax advice and does not cover all possible tax considerations.

General Corporate Tax Structure in Israel

Generally, Israeli companies are subject to corporate tax at the rate of 31% on taxable income and are subject to real capital gains tax at a rate of 25% on capital gains (other than gains derived from the sale of listed securities that are taxed at the prevailing corporate tax rates) derived after

January 1, 2003. The corporate tax rate was reduced in June 2004, from 36% to 35% for the 2004 tax year, 34% for the 2005 tax year, 31% for the 2006 tax year, 29% for the 2007 tax year, 27% for the 2008 tax year, 26% for the 2009 tax year and 25% for the 2010 tax year and thereafter. As discussed below, the corporate tax rate may be less for income derived from an Approved Enterprise.

Law for the Encouragement of Capital Investments, 1959

The Law for the Encouragement of Capital Investments, 1959, known as the Investment Law, provides certain incentives for capital investments in a production facility (or other eligible assets). Generally, an investment program that is implemented in accordance with the provisions of the Investment Law, referred to as an ‘‘Approved Enterprise,’’ is entitled to benefits. These benefits may include cash grants from the Israeli government and tax benefits, based upon, among other things, the location of the facility in which the investment is made and specific elections made by the grantee.

The Investment Law was significantly amended effective April 2005. Protalix Ltd. will continue to enjoy the tax benefits under the pre-revision provisions of the Investment Law. If any new benefits are granted to Protalix Ltd. in the future, Protalix Ltd. will be subject to the provisions of the amended Investment Law with respect to these new benefits. Therefore, the following discussion is a summary of the Investment Law prior to its amendment as well as the relevant changes contained in the new legislation.

Under the Investment Law prior to its amendment, a company that wished to receive benefits had to receive approval from the Investment Center of the Israeli Ministry of Industry, Trade and Labor, the ‘‘Investment Center’’. Each certificate of approval for an Approved Enterprise relates to a specific investment program in the Approved Enterprise, delineated both by the financial scope of the investment and by the physical characteristics of the facility or the asset, e.g., the equipment to be purchased and utilized pursuant to the program.

An Approved Enterprise may elect to forego any entitlement to the grants otherwise available under the Investment Law and, instead, participate in an alternative benefits program under which the undistributed income from the Approved Enterprise is fully exempt from corporate tax for a defined period of time. Under the alternative package of benefits, a company’s undistributed income derived from an Approved Enterprise will be exempt from corporate tax for a period of between two and 10 years from the first year of taxable income, depending upon the geographic location within Israel of the Approved Enterprise. Upon expiration of the exemption period, the Approved Enterprise is eligible for the reduced tax rates otherwise applicable under the Investment Law for any remainder of the otherwise applicable benefits period (up to an aggregate benefits period of either seven or 10 years, depending on the location of the company or its definition as a foreign investors’ company). If a company has more than one Approved Enterprise program or if only a portion of its capital investments are approved, its effective tax rate is the result of a weighted combination of the applicable rates. The tax benefits from any certificate of approval relate only to taxable profits attributable to the specific Approved Enterprise. Income from activity that is derived from different Approved Enterprises does not enjoy these tax benefits.

A company that has an Approved Enterprise program is eligible for further tax benefits if it qualifies as a foreign investors’ company. A foreign investors’ company eligible for benefits is essentially a company in which more than 25% of the share capital (in terms of shares, rights to profit, voting and appointment of directors) is owned (measured by both share capital and combined share and loan capital) by non-Israeli residents. A company that qualifies as a foreign investors’ company and has an Approved Enterprise program is eligible for tax benefits for a 10-year benefit period and may enjoy a reduced corporate tax rate of 10% to 25%, depending on the amount of the company’s shares held by non-Israeli shareholders.

If a company that has an Approved Enterprise program is a wholly owned subsidiary of another company, then the percentage of foreign investments is determined based on the percentage of foreign investment in the parent company. The tax rates and related levels of foreign investments are set forth in the following table:

Percent of Foreign Ownership	Rate of Reduced Tax
0 – 49%	25%
49 – 74%	20%
74 – 90%	15%
90 – 100%	10%

Our facility in Israel has been granted ‘‘Approved Enterprise’’ status, and it has elected to participate in the alternative benefits program. Under the terms of its Approved Enterprise program, the facility is located in a top priority location, or ‘‘Zone A’’, and, therefore, the income from that Approved Enterprise will be tax exempt in Israel for a period of 10 years, commencing with the year in which taxable income is first generated from the relevant Approved Enterprise. The current benefits program may not continue to be available and Protalix Ltd. may not continue to qualify for its benefits.

A company that has elected to participate in the alternative benefits program and that subsequently pays a dividend out of the income derived from the Approved Enterprise during the tax exemption period will be subject to corporate tax in respect of the amount distributed at the rate that would have been applicable had the company not elected the alternative benefits program (generally 10% to 25%, depending on the extent to which non-Israeli shareholders hold such company’s shares). If the dividend is distributed within 12 years after the commencement of the benefits period (or, in the case of a foreign investor’s company, without time limitation), the dividend recipient is taxed at the reduced withholding tax rate of 15% applicable to dividends from approved enterprises, or at the lower rate under an applicable tax treaty. After this period, the withholding tax rate is 25%, or at the lower rate under an applicable tax treaty. In the case of a company with a foreign investment level (as defined by the Investment Law) of 25% or more, the 12-year limitation on reduced withholding tax on dividends does not apply. The company must withhold this tax at its source, regardless of whether the dividend is converted into foreign currency.

The Investment Law also provides that an Approved Enterprise is entitled to accelerated depreciation on its property and equipment that are included in an approved investment program. This benefit is an incentive granted by the Israeli government regardless of whether the alternative benefits program is elected.

The benefits available to an Approved Enterprise are conditioned upon terms stipulated in the Investment Law and regulations and the criteria set forth in the applicable certificate of approval. If Protalix Ltd. does not fulfill these conditions in whole or in part, the benefits can be canceled and Protalix Ltd. may be required to refund the received benefits, linked to the Israeli consumer price index with the addition of interest or alternatively with an additional penalty payment. We believe that Protalix Ltd. currently operates in compliance with all applicable conditions and criteria, but there can be no assurance that Protalix Ltd. will continue to do so. Furthermore, there can be no assurance that any Approved Enterprise status granted to Protalix Ltd.’s facilities will entitle Protalix Ltd. to the same benefits to which it is currently entitled.

Pursuant to the March 2005 amendment to the Investment Law, the approval of the Investment Center is required only for Approved Enterprises that receive cash grants. Approved Enterprises that do not receive benefits in the form of governmental cash grants, but only tax benefits, are no longer required to obtain this approval. Instead, these Approved Enterprises are required to make certain investments as specified in the Investment Law.

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

There can be no assurance that Protalix Ltd. will comply with the above conditions in the future or that Protalix Ltd. will be entitled to any additional benefits under the Investment Law. In addition, it is possible that Protalix Ltd. may not be able to operate in a way that maximizes utilization of the benefits under the Investment Law.

From time to time, the Israeli Government has discussed reducing the benefits available to companies under the Investment Law. The termination or substantial reduction of any of the benefits available under the Investment Law could materially impact the cost of our future investments.

Encouragement of Industrial Research and Development Law, 1984

In the past, Protalix Ltd. received grants from the Office of the Chief Scientist of the Israeli Ministry of Industry, Trade and Labor, the OCS, for the financing of a portion of its research and development expenditures in Israel. As of December 31, 2006, the OCS approved grants in respect of Protalix Ltd.’s continuing operations totaling approximately $4.9 million, measured from inception. Protalix Ltd. is required to repay up to 100% of grants actually received (plus interest at the LIBOR rate applied to the grants received on or after January 1, 1999) to the OCS through payments of royalties at a rate of 3% to 6% of the revenues generated from an OCS-funded project, depending on the period in which revenues were generated. As of December 31, 2006, Protalix Ltd. had not paid or accrued royalties and Protalix Ltd.’s contingent liability to the OCS with respect to grants received was approximately $4.2 million.

Under the Israeli Law for the Encouragement of Industrial Research and Development, 1984 and related regulations, the Research Law, recipients of grants from the OCS are prohibited from manufacturing products developed using these grants outside of the State of Israel without special approvals, although the Research Law does enable companies to seek prior approval for conducting manufacturing activities outside of Israel without being subject to increased royalties. If Protalix Ltd. receives approval to manufacture the products developed with government grants outside of Israel, it will be required to pay an increased total amount of royalties (possibly up to 300% of the grant amounts plus interest), depending on the manufacturing volume that is performed outside of Israel, as well as at a possibly increased royalty rate.

Additionally, under the Research Law, Protalix Ltd. is prohibited from transferring the OCS financed technologies and related intellectual property rights outside of the State of Israel except under limited circumstances and only with the approval of the Research Committee of the OCS. Protalix Ltd. may not receive the required approvals for any proposed transfer and, if received, Protalix Ltd. may be required to pay the OCS a portion of the consideration that it receives upon any sale of such technology by a non-Israeli entity. The scope of the support received, the royalties that Protalix Ltd. has already paid to the OCS, the amount of time that has elapsed between the date on which the know-how was transferred and the date on which the OCS grants were received and the sale price and the form of transaction will be taken into account in order to calculate the amount of the payment to the OCS. Approval of the transfer of technology to residents of the State of Israel is required, and may be granted in specific circumstances only if the recipient abides by the provisions of applicable laws, including the restrictions on the transfer of know-how and the obligation to pay royalties. No assurances can be made that approval to any such transfer, if requested, will be granted.

In March 2005, an amendment to the Research Law was enacted. One of the main modifications included in the amendment was an authorization of the Research Committee to allow the transfer outside of Israel of know-how derived from an approved program and the related manufacturing rights. In general, the Research Committee may approve transfer of know-how in limited circumstances as follows:

•	in the event of a sale of the know-how itself to a non affiliated third party, provided that upon such sale the owner of the know-how pays to the OCS an amount, in cash, as set forth in the Research Law. In addition, the amendment provides that if the purchaser of the know-how gives the selling Israeli company the right to exploit the know-how by way of an exclusive, irrevocable and unlimited license, the research committee may approve such transfer in special cases without requiring a cash payment.

•	in the event of a sale of the company which is the owner of know-how, pursuant to which the company ceases to be an Israeli company, provided that upon such sale, the owner of the know-how makes a cash payment to the OCS as set forth in the Research Law.

•	in the event of an exchange of know-how such that in exchange for the transfer of know-how outside of Israel, the recipient of the know-how transfers other know-how to the company in Israel in a manner in which the OCS is convinced that the Israeli economy realizes a greater, overall benefit from the exchange of know-how.

Another provision in the amendment concerns the transfer of manufacturing rights. The research committee may, in special cases, approve the transfer of manufacture or of manufacturing rights of a product developed within the framework of the approved program or which results therefrom, outside of Israel.

The State of Israel does not own intellectual property rights in technology developed with OCS funding and there is no restriction on the export of products manufactured using technology developed with OCS funding. The technology is, however, subject to transfer of technology and manufacturing rights restrictions as described above. For a description of such restrictions, please see ‘‘Risk Factors – Risks Relating to Our Operations in Israel’’. OCS approval is not required for the export of any products resulting from the research or development or for the licensing of any technology in the ordinary course of business.

Special Provisions Relating to Taxation under Inflationary Conditions

We are taxed in Israel under the Income Tax Law (Inflationary Adjustments), 1985, generally referred to as the Inflationary Adjustments Law. The Inflationary Adjustments Law is highly complex, and represents an attempt to overcome the problems presented to a traditional tax system by an economy undergoing rapid inflation. The provisions that are material to us are summarized below:

•	Where a company’s equity, as calculated under the Inflationary Adjustments Law, exceeds the depreciated cost of its fixed assets (as defined in the Inflationary Adjustments Law), a deduction from taxable income is permitted equal to this excess multiplied by the applicable annual rate of inflation. The maximum deduction permitted under this provision in any single tax year is 70% of taxable income. The unused portion linked to the Israeli consumer price index, may be carried forward.

•	Where a company’s depreciated cost of fixed assets exceeds its equity, the excess multiplied by the applicable annual rate of inflation is added to taxable income.

•	Subject to specified limitations, depreciation deductions carryforwards on fixed assets and losses are adjusted for inflation based on the change in the consumer price index.

Under the Inflationary Adjustments Law, results for tax purposes are measured in real terms, in accordance with changes in the Israeli consumer price index. The difference between the change in the Israeli consumer price index and the exchange rate of Israeli currency in relation to the U.S. dollar may in future periods cause significant differences between taxable income and the income measured in dollars as reflected in our consolidated financial statements.

Law for the Encouragement of Industry (Taxes), 1969

We believe that Protalix Ltd. currently qualifies as an ‘‘Industrial Company’’ within the meaning of the Law for the Encouragement of Industry (Taxes), 1969, or the Industry Encouragement Law. The Industry Encouragement Law defines ‘‘Industrial Company’’ as a company resident in Israel that derives 90% or more of its income in any tax year (other than specified kinds of passive income such as capital gains, interest and dividends) from an ‘‘Industrial Enterprise’’ that it owns. An ‘‘Industrial Enterprise’’ is defined as an enterprise whose major activity in a given tax year is industrial production.

The following corporate tax benefits, among others, are available to Industrial Companies:

•	amortization of the cost of purchased know-how and patents over an eight-year period for tax purposes;

•	accelerated depreciation rates on equipment and buildings;

•	under specified conditions, an election to file consolidated tax returns with other related Israeli Industrial Companies; and

•	expenses related to a public offering are deductible in equal amounts over three years.

Eligibility for the benefits under the Industry Encouragement Law is not subject to receipt of prior approval from any governmental authority. It is possible that Protalix Ltd. may fail to qualify or may not continue to qualify as an ‘‘Industrial Company’’ or that the benefits described above will not be available in the future.

Tax Benefits for Research and Development

Under specified conditions, Israeli tax laws allow a tax deduction by a company for research and development expenditures, including capital expenditures, for the year in which such expenditures are incurred. These expenditures must relate to scientific research and development projects and must be approved by the OCS. Furthermore, the research and development projects must be for the promotion of the company and carried out by or on behalf of the company seeking such tax deduction. However, the amount of such deductible expenditures is reduced by the sum of any funds received through government grants for the finance of such scientific research and development projects. Expenditures not so approved are deductible over a three-year period.

Tax Ruling and Lock-up Agreements Related to the Merger

In connection with the merger of Protalix Ltd. with our wholly-owned subsidiary, Protalix Acquisition Co. Ltd., which substantially all of the former shareholders of Protalix Ltd. entered into lock-up agreements to satisfy Israeli tax laws and contractual obligations. The lock-up agreements prohibit such former shareholders of Protalix Ltd. from, directly or indirectly, selling or otherwise transferring the shares of our common stock issued to them as a result of the merger during a period commencing upon the closing of the merger and ending on January 1, 2009. However, during such period, each such former Protalix Ltd. shareholder may, under the terms of the lock-up agreements and the tax ruling described below, sell an aggregate of 10% of each such shareholder’s original number of locked-up shares. All permitted sales of locked-up shares that may be made during such time period are cumulative.

Furthermore, under applicable tax law incorporated by reference into the tax ruling obtained by Protalix Ltd. from the Israeli tax authorities, during the lock-up period, we must maintain our holding of at least 51% of Protalix Ltd. and our shareholders at the time of the consummation of the merger must maintain, in the aggregate, holdings of at least 51% of our outstanding share capital. See ‘‘Risk Factors – Trading of our common stock is limited.’’

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

According to the tax ruling, until the second anniversary of the closing of the merger, the operation of our company and/or that of Protalix Ltd. shall be further limited as follows:

•	Most of Protalix Ltd.’s operations and activities shall be directed to research and development activities. The Encouragement of Industrial Research and Development Law, 1984, of the State of Israel defines research and development activity to include certain expenses incurred by a company in connection with the transition to the manufacturing and marketing of the products or technology that result from the research and development efforts.

•	The consideration received and to be received in connection with the issuance of our shares or rights, or those of Protalix Ltd., shall be used and reinvested in research and development activity as defined above. Such consideration includes any investment made in Protalix Ltd. prior to the merger. We are allowed to use the cash held by us as of the closing of the merger, for the operation of our company in the United States.

•	At least 75% of the research and development expenditures of Protalix Ltd. shall be made in Israel. However, the Israeli tax authorities may establish a lower percentage if Protalix Ltd. makes expenditures in connection with clinical and toxicology trials that cannot be conducted in Israel.

Employees

As of February 28, 2007, we had 69 employees, of whom 14 have a Ph.D. or M.D. in their respective scientific fields. We believe that our relations with these employees are good. We intend to continue to hire additional employees in research and development, manufacturing and administration in order to meet our operating plans. We believe that our success will greatly depend on our ability to identify, attract and retain capable employees. The Israeli Ministry of Labor and Welfare is authorized to make certain industry-wide collective bargaining agreements that apply to types of industries or employees including ours (‘‘Expansion Orders’’). These agreements affect matters such as cost of living adjustments to salaries, length of working hours and week, recuperation, travel expenses, and pension rights. Otherwise, our employees are not represented by a labor union or represented under a collective bargaining agreement. See ‘‘Risk Factors – We depend upon key employees and consultants in a competitive market for skilled personnel. If we are unable to attract and retain key personnel, it could adversely affect our ability to develop and market our products.’’

Company Background

Our principal business address is 2 Snunit Street, Science Park, POB 455, Carmiel, Israel 20100, where our executive offices are located and we operate our research and manufacturing facility. From May 2001 through December 31, 2006, our company had no operations. On December 31, 2006, we acquired, through a merger with our wholly-owned subsidiary, Protalix Acquisition Co. Ltd., all of the outstanding shares of Protalix Ltd., in exchange for shares of our common stock. As a result, Protalix Ltd. is now our wholly-owned subsidiary, with the former shareholders of Protalix Ltd. acquiring in excess of 99% of our outstanding shares of common stock. In connection with the merger, we effected a one-for-ten reverse stock split and on February 26, 2007, we changed our name to Protalix BioTherapeutics, Inc. Unless otherwise indicated, all share numbers in this annual report on Form 10-K give effect to such reverse stock split. On March 12, 2007, our shares of common stock were listed on the American Stock Exchange under the symbol PLX.

Our wholly-owned subsidiary and sole operating unit, Protalix Ltd., is an Israeli corporation and was originally incorporated in Israel as Metabogal Ltd. on December 27, 1993. During 1999, Protalix Ltd. changed its focus from plant secondary metabolites to the expression of recombinant therapeutic proteins in plant cells, and in April 2004 changed its name to Protalix Ltd.

ProCellEx(tm) is our trademark. Each of the other trademarks, trade names or service marks appearing in this prospectus belongs to its respective holder.

Available Information

Our corporate website is www.protalix.com. We make available on our website, free of charge, our Securities and Exchange Commission filings, including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to these reports, as soon as reasonably practicable after we electronically file these documents with, or furnish them to, the Commission. Information on our website is not part of this document.

Our website also includes printable versions of our Code of Business Conduct and Ethics and the charters for each of the Audit, Compensation and Nominating Committees of our Board of Directors. Each of these documents is also available in print to any shareholder who requests a copy by addressing a request to:

Protalix BioTherapeutics, Inc.
2 Snunit Street
Science Park
POB 455
Carmiel 20100, Israel
Attn: Mr. Yossi Maimon, Chief Financial Officer

Item 1A.    Risk Factors

You should carefully consider the risks described below together with the other information included in this Annual Report on Form 10-K/A. Our business, financial condition or results of operations could be adversely affected by any of these risks. If any of these risks occur, the value of our common stock could decline.

Risks Related to Our Business

We currently have no product revenues and will need to raise additional capital to operate our business, which may not be available on favorable terms, or at all, and which will have a dilutive effect on our shareholders.

To date, we have generated no revenues from product sales and only minimal revenues from research and development services and other fees. Our accumulated deficit as of December 31, 2006 was $20.5 million. For the years ended December 31, 2006, 2005 and 2004, we had net losses of $9.4 million, $5.7 million and $2.4 million, respectively, primarily as a result of expenses incurred through a combination of research and development activities and expenses supporting those activities. Drug development and commercialization is very capital intensive. Until we receive approval from the FDA and other regulatory authorities for our drug candidates, we cannot sell our drugs and will not have product revenues. Therefore, for the foreseeable future, we will have to fund all of our operations and capital expenditures from the net proceeds of any equity or debt offerings, cash on hand, licensing fees and grants. Over the next 12 months, we expect to spend a minimum of approximately $6 million on preclinical and clinical development for our products under development. Based on our current plans and capital resources, we believe that our cash and cash equivalents will be sufficient to enable us to meet our minimum planned operating needs for at least the next 18 months. However, changes may occur that could consume our existing capital at a faster rate than projected, including, among others, changes in the progress of our research and development efforts, the cost and timing of regulatory approvals and the costs of protecting our intellectual property rights. We expect to seek additional financing to implement and fund product development, preclinical studies and clinical trials for the drugs in our pipeline, as well as additional drug candidates and other research and development projects. If we are unable to secure additional financing in the future on acceptable terms, or at all, we may be unable to commence or complete planned preclinical and clinical trials or obtain approval of our drug candidates from the FDA and other regulatory authorities. In addition, we may be forced to reduce or discontinue product development or product licensing, reduce or forego sales and marketing efforts and other commercialization activities or forego attractive business opportunities in order to improve our liquidity and to enable us to continue operations which would have a material adverse effect on our business and results of operations. Any additional sources of financing will likely involve the issuance of our equity securities, which will have a dilutive effect on our shareholders.

We are not currently profitable and may never become profitable which would have a material adverse effect on our business and results of operations and could negatively impact the value of our common stock.

We expect to incur substantial losses for the foreseeable future and may never become profitable. We also expect to continue to incur significant operating and capital expenditures, and we anticipate that our expenses will increase substantially in the foreseeable future as we:

•	continue to undertake preclinical development and clinical trials for our current and new drug candidates;

•	seek regulatory approvals for our drug candidates;

•	implement additional internal systems and infrastructure;

•	seek to license-in additional technologies to develop; and

•	hire additional personnel.

We also expect to continue to experience negative cash flow for the foreseeable future as we fund our operating losses and capital expenditures. As a result, we will need to generate significant revenues in order to achieve and maintain profitability. We may not be able to generate these revenues or achieve profitability in the future. Any failure to achieve or maintain profitability would have a material adverse effect on our business and results of operations and could negatively impact the value of our common stock.

We have a limited operating history which may limit the ability of investors to make an informed investment decision.

We are a clinical stage biopharmaceutical company. To date, we have not commercialized any of our drug candidates or received any FDA or other approval to market any drug. The successful commercialization of our drug candidates will require us to perform a variety of functions, including:

•	continuing to undertake preclinical development and clinical trials;

•	participating in regulatory approval processes;

•	formulating and manufacturing products; and

•	conducting sales and marketing activities.

Our operations have been limited to organizing and staffing our company, acquiring, developing and securing our proprietary technology and undertaking, through third parties, preclinical trials and clinical trials of our principal drug candidates. To date, only one drug candidate, prGCD, has completed phase I clinical trials and the other drug candidates have not commenced the preclinical trial phase of development. These operations provide a limited basis for investors to assess our ability to commercialize our drug candidates and whether to invest in us.

Our ProCellEx protein expression system is based on our proprietary plant cell-based expression technology which has a limited history and any material problems with the system, which may be unforeseen, may have a material adverse effect on our business and results of operations.

Our ProCellEx protein expression system is based on our proprietary plant cell-based expression technology. Our business is dependent upon the successful development and approval of our product candidates produced through our protein expression system. Our ProCellEx protein expression system is novel and is still in the early stages of development and optimization, and, accordingly, is subject to certain risks. Mammalian cell-based protein expression systems have been used in connection with recombinant therapeutic protein expression for more than 20 years and are the subject of a wealth of data; in contrast, there is not a significant amount of data generated regarding plant cell-based protein expression and, accordingly, plant cell-based protein expression systems may be subject to unknown risks. In addition, the protein glycosilation pattern created by our protein expression system is not identical to the natural human glycosilation pattern and its long term effect on human patients is still unknown. Lastly, as our protein expression system is a new technology, we cannot always rely on existing equipment; rather, there is a need to design custom-made equipment and to generate specific growth media for the plant cells, which may not be available at favorable prices, if at all. Any material problems with the technology underlying our plant cell-based protein expression system may have a material adverse effect on our business and results of operations.

We currently depend heavily on the success of prGCD, our lead product candidate which is in clinical development. Any failure to commercialize prGCD, or the experience of significant delays in doing so, will have a material adverse effect on our business, results of operations and financial condition.

We have invested a significant portion of our efforts and financial resources in the development of prGCD. Our ability to generate product revenue, which we do not expect to occur in the near term, if at all, will depend heavily on the successful development and commercialization of prGCD. The successful commercialization of prGCD will depend on several factors, including the following:

•	successful completion of our clinical trials for prGCD;

•	obtaining marketing approvals from the FDA and other foreign regulatory authorities;

•	maintaining the cGMP compliance of our manufacturing facility or establishing manufacturing arrangements with third parties;

•	the successful audit of our facilities by the FDA and other foreign regulatory authorities;

•	a continued acceptable safety and efficacy profile of our product candidates following approval; and

•	other risks described in these Risk Factors.

Any failure to commercialize prGCD or the experience of significant delays in doing so will have a material adverse effect on our business, results of operations and financial condition.

All of our product candidates other than prGCD are in research stages. If we are unable to develop and commercialize our other product candidates, our business will be adversely affected.

A key element of our strategy is to develop and commercialize a portfolio of new products in addition to prGCD. We are seeking to do so through our internal research programs and strategic collaborations for the development of new products. Research programs to identify new product candidates require substantial technical, financial and human resources, whether or not any product candidates are ultimately identified. Our research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development for many reasons, including the following:

•	the research methodology used may not be successful in identifying potential product candidates;

•	competitors may develop alternatives that render our product candidates obsolete;

•	a product candidate may on further study be shown to have harmful side effects or other characteristics that indicate it is unlikely to be effective or otherwise does not meet applicable regulatory approval;

•	a product candidate is not capable of being produced in commercial quantities at an acceptable cost, or at all; or

•	a product candidate may not be accepted by patients, the medical community or third-party payors.

We may not obtain the necessary U.S. or worldwide regulatory approvals to commercialize our drug candidates in a timely manner, if at all, which would have a material adverse effect on our business and results of operations.

We will need FDA approval to commercialize our drug candidates in the United States and approvals from foreign regulators to commercialize our drug candidates elsewhere. In order to obtain FDA approval of any of our drug candidates, we must submit to the FDA a New Drug Application, an NDA, demonstrating that the drug candidate is safe for humans and effective for its intended use. This demonstration requires significant research and animal tests, which are referred to as preclinical studies, as well as human tests, which are referred to as clinical trials. Satisfaction of the FDA’s regulatory requirements typically takes many years, and depends upon the type, complexity and novelty of the drug candidate and requires substantial resources for research, development and testing. Our research and clinical efforts may not result in drugs that the FDA considers safe for humans and effective for indicated uses which would have a material adverse effect on our business and results of operations. After clinical trials are completed for any drug candidate, if at all, the FDA has substantial discretion in the drug approval process of the drug candidate and may require us to conduct additional clinical testing or to perform post-marketing studies which would cause us to incur additional costs. Incurring such costs could have a material adverse effect on our business and results of operations.

The approval process for any drug candidate may also be delayed by changes in government regulation, future legislation or administrative action or changes in FDA policy that occur prior to or during its regulatory review of such drug candidate. Delays in obtaining regulatory approvals with respect to any drug candidate may:

•	delay commercialization of, and our ability to derive product revenues from, such drug candidate;

•	require us to perform costly procedures with respect to such drug candidate; or

•	otherwise diminish any competitive advantages that we may have with respect to such drug candidate.

Even if we comply with all FDA requests, the FDA may ultimately reject one or more of the NDAs we file in the future, if any, or we might not obtain regulatory clearance in a timely manner. Companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in advanced clinical trials, even after obtaining promising earlier trial results. Failure to obtain FDA approval of any of our drug candidates in a timely manner, if at all, will severely undermine our business and results of operation by reducing our potential marketable products and our ability to generate corresponding product revenues.

In foreign jurisdictions, we must receive approval from the appropriate regulatory authorities before we can commercialize any drug. Foreign regulatory approval processes generally include all of the risks associated with the FDA approval procedures described above. We might not be able to obtain the approvals necessary to commercialize our drug candidates for sale outside of the United States in a timely manner, if at all, which could adversely affect our business, operating results and financial condition.

Clinical trials are very expensive, time-consuming and difficult to design and implement and may result in unforeseen costs which may have a material adverse effect on our business and results of operations.

Human clinical trials are very expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. The clinical trial process is also time-consuming. Our drug candidates are in early stages of preclinical studies or clinical trials. We estimate that clinical trials of prGCD or any of our other potential drug candidates will take at least several years to complete. Furthermore, failure can occur at any stage of the trials, and we may encounter problems that cause us to abandon or repeat preclinical studies or clinical trials. Failure or delay in the commencement or completion of our clinical trials may be caused by several factors, including:

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

Any failure or delay in commencement or completion of any clinical trials may have a material adverse effect on our business and results of operations. In addition, we or the FDA or other regulatory authorities may suspend our clinical trials at any time if it appears that we are exposing participants to unacceptable safety or health risks or if the FDA or such other regulatory authorities, as applicable, find deficiencies in our IND submissions or the conduct of these trials. Any suspensions of our clinical trials may have a material adverse effect on our business and results of operations.

If the results of our clinical trials do not support our claims relating to any drug candidate or if serious side effects are identified, the completion of development of such drug candidate may be significantly delayed or we may be forced to abandon development altogether, which will significantly impair our ability to generate product revenues.

The results of our clinical trials with respect to any drug candidate might not support our claims of safety or efficacy, the effects of our drug candidates may not be the desired effects or may include undesirable side effects or the drug candidates may have other unexpected characteristics. Further, success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and the results of later clinical trials may not replicate the results of prior clinical trials and preclinical testing. The clinical trial process may fail to demonstrate that our drug candidates are safe for humans and effective for indicated uses. In addition, our clinical trials may involve a specific and small patient population. Because of the small sample size, the results of these early clinical trials may not be indicative of future results. Adverse or inconclusive results may cause us to abandon a drug candidate and may delay development of other drug candidates. Any delay in, or termination of, our clinical trials will delay the filing of our NDAs with the FDA and, ultimately, significantly impair our ability to commercialize our drug candidates and generate product revenues which would have a material adverse effect on our business and results of operations.

We may find it difficult to enroll patients in our clinical trials, which could cause significant delays in the completion of such trials or may cause us to abandon one or more clinical trials.

Each of the diseases or disorders that our product candidates are intended to treat is relatively rare and we expect only a subset of the patients with these diseases to be eligible for our clinical trials. Given that each of our product candidates is in the early stages of preclinical or clinical development, we may not be able to initiate or continue clinical trials for each or all of our product candidates if we are unable to locate a sufficient number of eligible subjects to participate in the clinical trials required by the FDA and/or other foreign regulatory authorities. The requirements of our clinical testing mandates that a patient cannot be involved in another clinical trial for the same indication. We are aware that our competitors have ongoing clinical trials for products that are competitive with our product candidates and subjects who would otherwise be eligible for our clinical trials may be involved in such testing, rendering them unavailable for testing of our product candidates. Our inability to enroll a sufficient number of patients for any of our current or future clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether, which would have a material adverse effect on our business.

If physicians, patients, third party payors and others in the medical community do not accept and use our drugs, our ability to generate revenue from sales of our products under development will be materially impaired.

Even if the FDA or other foreign regulatory authorities approve any of our drug candidates for commercialization, physicians and patients, and other healthcare providers, may not accept and use such candidates. Future acceptance and use of our products will depend upon a number of factors including:

•	perceptions by physicians, patients, third party payors and others in the medical community, about the safety and effectiveness of our drug candidates;

•	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;

•	the prevalence and severity of any side effects, including any limitations or warnings contained in a product’s approved labeling;

•	pharmacological benefit of our products relative to competing products and products under development;

•	the efficacy and potential advantages relative to competing products and products under development;

•	relative convenience and ease of administration;

•	effectiveness of education, marketing and distribution efforts by us and our licensees and distributors, if any;

•	publicity concerning our products or competing products and treatments; and

•	the price for our products and competing products.

Because we expect sales of our current drug candidates, if approved, to generate substantially all of our product revenues for the foreseeable future, the failure of any of these drugs to find market acceptance would harm our business and revenues from sales of our products would be materially impaired.

Because our clinical trials depend upon third-party researchers, the results of our clinical trials and such research activities are subject to delays and other risks which are, to a certain extent, beyond our control, which could impair our clinical development programs and our competitive position.

We depend upon independent investigators and collaborators, such as universities and medical institutions, to conduct our preclinical and clinical trials. These collaborators are not our employees, and we cannot control the amount or timing of resources that they devote to our clinical development programs. The investigators may not assign as great a priority to our clinical development programs or pursue them as diligently as we would if we were undertaking such programs directly. If outside collaborators fail to devote sufficient time and resources to our clinical development programs, or if their performance is substandard, the approval of our FDA and other applications, if any, and our introduction of new drugs, if any, may be delayed which could impair our clinical development programs and would have a material adverse effect on our business and results of operations. The collaborators may also have relationships with other commercial entities, some of whom may compete with us. If our collaborators also assist our competitors, our competitive position could be harmed.

Our strategy, in many cases, is to enter into collaboration agreements with third parties to leverage our ProCellEx system to develop product candidates. If we fail to enter into these agreements or if we or the third parties do not perform under such agreements or terminate or elect to discontinue the collaboration, it could have a material adverse affect on our revenues.

Our strategy, in many cases, is to enter into collaboration arrangements with pharmaceutical companies to leverage our ProCellEx system to develop additional product candidates. Under these arrangements, we may grant to our collaboration partners rights to license and commercialize pharmaceutical products developed under collaboration agreements. Our collaboration partners may control key decisions relating to the development of the products and we may depend on our collaborators’ expertise and dedication of sufficient resources to develop and commercialize the products. The rights of our collaboration partners would limit our flexibility in considering alternatives for the commercialization of the developed products. To date, we have entered into an agreement with Teva, which relates to the development of two proteins, and licensing by Teva of such proteins in consideration for royalties and milestone payments. If we or any of our partners breach or terminate the agreements that make up such collaboration arrangements or such partners otherwise fail to conduct their collaboration-related activities in a timely manner or if there is a dispute about their obligations or if either party terminates the agreement or elects not to continue the collaboration, we may not enjoy the benefits of the collaboration agreements or receive any royalties or milestone payments from them.

The manufacture of our products is an exacting and complex process, and if we or one of our materials suppliers encounter problems manufacturing our products, it will have a material adverse effect on our business and results of operations.

The FDA and foreign regulators require manufacturers to register manufacturing facilities. The FDA and foreign regulators also inspect these facilities to confirm compliance with cGMP or similar requirements that the FDA or foreign regulators establish. We or our materials suppliers may face manufacturing or quality control problems causing product production and shipment delays or a situation where we or the supplier may not be able to maintain compliance with the FDA’s cGMP requirements, or those of foreign regulators, necessary to continue manufacturing our drug candidates. Any failure to comply with cGMP requirements or other FDA or foreign regulatory requirements could adversely affect our clinical research activities and our ability to market and develop our products. Our current facility has not been audited by the FDA or other foreign regulatory authorities and will not be audited until we submit an NDA for a product candidate. There can be no assurance that we will be able to comply with FDA or foreign regulatory manufacturing requirements for our current facility or any future facility that we may establish, which would have a material adverse effect on our business.

We rely on third parties for final processing of our prGCD candidate, which exposes us to a number of risks that may delay development, regulatory approval and commercialization of our product candidates or result in higher product costs.

We have no experience in the final filling and freeze drying steps of the drug manufacturing process. We have entered into a contract with Teva pursuant to which Teva has agreed to perform the final filling and freeze drying steps for prGCD in connection with our clinical trials. If any of our product candidates receive FDA or other regulatory authority approval, we will rely on Teva or other third-party contractors to perform the final manufacturing steps for our products on a commercial scale. We may be unable to identify manufacturers and replacement manufacturers on acceptable terms or at all because the number of potential manufacturers is limited and the FDA and other regulatory authorities, as applicable, must approve any replacement manufacturer, including us, and we or any such third party manufacturer might be unable to formulate and manufacture our drug products in the volume and of the quality required to meet our clinical and commercial needs. If we engage any contract manufacturers, such manufacturers may not perform as agreed or may not remain in the contract manufacturing business for the time required to supply our clinical or commercial needs. Each of these risks could delay our clinical trials, the approval, if any, of prGCD and our other potential drug candidates by the FDA or other regulatory authorities, or the commercialization of prGCD and our other drug candidates or result in higher product costs or otherwise deprive us of potential product revenues.

We have no experience selling, marketing or distributing products and no internal capability to do so.

We currently have no sales, marketing or distribution capabilities and no experience in building a sales force and distribution capabilities. To commercialize our product candidates, we must either develop internal sales, marketing and distribution capabilities, which will be expensive and time consuming, or make arrangements with third parties to perform these services. If we decide to market any of our products directly, we must commit significant financial and managerial resources to develop a marketing and sales force with technical expertise and with supporting distribution capabilities. Building an in-house marketing and sales force with technical expertise and distribution capabilities will require significant expenditures, management resources and time. Factors that may inhibit our efforts to commercialize our products directly and without strategic partners include:

•	our inability to recruit and retain adequate numbers of effective sales and marketing personnel;

•	the inability of sales personnel to obtain access to or persuade adequate numbers of physicians to prescribe our products;

•	the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and

•	unforeseen costs and expenses associated with creating and sustaining an independent sales and marketing organization.

We may not be successful in recruiting the sales and marketing personnel necessary to sell our products and even if we do build a sales force, they may not be successful in marketing our products, which would have a material adverse effect on our business and results of operations.

If the market opportunities for our current product candidates are smaller than we believe they are, then our revenues may be adversely affected and our business may suffer.

The focus of our current clinical pipeline is on relatively rare disorders with small patient populations, in particular Gaucher disease and Fabry disease. Currently, most reported estimates of the prevalence of these diseases are based on studies of small subsets of the population of specific geographic areas, which are then extrapolated to estimate the prevalence of the diseases in the broader world population. As new studies are performed, the estimated prevalence of these diseases may change. There can be no assurance that the prevalence of Gaucher disease or Fabry disease in the study populations, particularly in these newer studies, accurately reflect the prevalence of these diseases in the broader world population. If the market opportunities for our current product candidates are smaller than we believe they are, our revenues may be adversely affected and our business may suffer.

We may enter into distribution arrangements and marketing alliances for certain products and any failure to successfully identify and implement these arrangements on favorable terms, if at all, may impair our ability to commercialize our product candidates.

While we intend to build a sales force to market prGCD and other product candidates, we do not anticipate having the resources in the foreseeable future to develop global sales and marketing capabilities for all of the products we develop, if any. We may pursue arrangements regarding the sales and marketing and distribution of one or more of our product candidates and our future revenues may depend, in part, on our ability to enter into and maintain arrangements with other companies having sales, marketing and distribution capabilities and the ability of such companies to successfully market and sell any such products. Any failure to enter into such arrangements and marketing alliances on favorable terms, if at all, could delay or impair our ability to commercialize our product candidates and could increase our costs of commercialization. Our use of distribution arrangements and marketing alliances to commercialize our product candidates will subject us to a number of risks, including the following:

•	we may be required to relinquish important rights to our products or product candidates;

•	we may not be able to control the amount and timing of resources that our distributors or collaborators may devote to the commercialization of our product candidates;

•	our distributors or collaborators may experience financial difficulties;

•	our distributors or collaborators may not devote sufficient time to the marketing and sales of our products; and

•	business combinations or significant changes in a collaborator’s business strategy may adversely affect a collaborator’s willingness or ability to complete its obligations under any arrangement.

We may need to enter into additional co-promotion arrangements with third parties where our own sales force is neither well situated nor large enough to achieve maximum penetration in the market. We may not be successful in entering into any co-promotion arrangements, and the terms of any co-promotion arrangements we enter into may not be favorable to us.

Developments by competitors may render our products or technologies obsolete or non-competitive which would have a material adverse effect on our business and results of operations.

We compete against fully integrated pharmaceutical companies and smaller companies that are collaborating with larger pharmaceutical companies, academic institutions, government agencies and other public and private research organizations. Our drug candidates will have to compete with existing therapies and therapies under development by our competitors. In addition, our commercial opportunities may be reduced or eliminated if our competitors develop and market products that are less expensive, more effective or safer than our drug products. Other companies have drug candidates in various stages of preclinical or clinical development to treat diseases for which we are also seeking to develop drug products. Some of these potential competing drugs are further advanced in development than our drug candidates and may be commercialized earlier. Even if we are successful in developing effective drugs, our products may not compete successfully with products produced by our competitors.

We specifically face competition from companies with approved treatments of Gaucher disease, including Genzyme and to a certain extent, Actelion. In addition, we are aware of other early stage, experimental, small molecule, oral drugs which are being developed for the treatment of Gaucher disease by Amicus and Genzyme. Shire is currently developing a gene-activated enzyme expressed in human cancer cells to treat Gaucher disease. We also face competition from companies with approved treatments of Fabry disease, including Genzyme and Shire, and we are aware of other early stage drugs which are being developed for the treatment of Fabry disease.

We also face competition from companies that are developing other platforms for the expression of recombinant therapeutic pharmaceuticals. We are aware of companies that are developing alternative technologies to develop and produce therapeutic protein in anticipation of the expiration of certain patent claims covering marketed proteins. Competitors developing alternative expression technologies include Crucell, Shire and GlycoFi/Merck. Other companies are developing alternate plant-based technologies, include Biolex, Chlorogen, Greenovation Biotech and Dow Agroscience.

Several biogeneric companies are pursuing the opportunity to develop and commercialize follow-on versions of other currently marketed biologic products, including growth factors, hormones, enzymes, cytokines and monoclonal antibodies, which are areas that interest us. These companies include, among others, Novartis AG/Sandoz Pharmaceuticals, BioGeneriX AG, Barr Pharmaceuticals, Stada Arzneimittel AG, BioPartners GmbH and Teva.

Most of our competitors, either alone or together with their collaborative partners, operate larger research and development programs, staff and facilities and have substantially greater financial resources than we do, as well as significantly greater experience in:

•	developing drugs;

•	undertaking preclinical testing and human clinical trials;

•	obtaining FDA and other regulatory approvals of drugs;

•	formulating and manufacturing drugs; and

•	launching, marketing and selling drugs.

These organizations also compete with us to attract qualified personnel, acquisitions and joint ventures candidates and for other collaborations. Activities of our competitors may impose unanticipated costs on our business which would have a material adverse effect on our business and results of operations.

If we fail to adequately protect or enforce our intellectual property rights or secure rights to third party patents, the value of our intellectual property rights would diminish and our business, competitive position and results of operation would suffer.

As of June 30, 2007, we had 44 pending patent applications and four joint pending patent applications, and held licensed rights to 21 pending patent applications. However, the filing of a patent application does not mean that we will be issued a patent, or that any patent eventually issued will be as broad as requested in the patent application or sufficient to protect our technology. Any modification required to a current patent application may delay the approval of such patent application which would have a material adverse effect on our business and results of operations. In addition, there are a number of factors that could cause our patents, if granted, to become invalid or unenforceable or that could cause our patent applications to not be granted, including known or unknown prior art, deficiencies in the patent application or the lack of originality of the technology.

Our competitive position and future revenues will depend in part on our ability and the ability of our licensors and collaborators to obtain and maintain patent protection for our products, methods,

processes and other technologies, to preserve our trade secrets, to prevent third parties from infringing on our proprietary rights and to operate without infringing the proprietary rights of third parties. We have filed United States and international patent applications for process patents, as well as composition of matter patents, for prGCD. However, we cannot predict:

•	the degree and range of protection any patents will afford us against competitors and those who infringe upon our patents, including whether third parties will find ways to invalidate or otherwise circumvent our licensed patents;

•	if and when patents will issue;

•	whether or not others will obtain patents claiming aspects similar to those covered by our licensed patents and patent applications; or

•	whether we will need to initiate litigation or administrative proceedings, which may be costly, and whether we win or lose.

We hold, or have license rights to, eight patents. If patent rights covering our products are not sufficiently broad, they may not provide us with sufficient proprietary protection or competitive advantages against competitors with similar products and technologies. Furthermore, if the United States Patent and Trademark Office or foreign patent offices issue patents to us or our licensors, others may challenge the patents or circumvent the patents, or the patent office or the courts may invalidate the patents. Thus, any patents we own or license from or to third parties may not provide any protection against our competitors and those who infringe upon our patents.

Furthermore, the life of our patents is limited. The patents we hold relating to our ProCellEx system will expire in 2016. If patents issue from other currently pending patent applications, those patents will expire between 2023 and 2027.

We rely on confidentiality agreements that could be breached and may be difficult to enforce which could have a material adverse effect on our business and competitive position.

Our policy is to enter agreements relating to the non-disclosure of confidential information with third parties, including our contractors, consultants, advisors and research collaborators, as well as agreements that purport to require the disclosure and assignment to us of the rights to the ideas, developments, discoveries and inventions of our employees and consultants while we employ them. However, these agreements can be difficult and costly to enforce. Moreover, to the extent that our contractors, consultants, advisors and research collaborators apply or independently develop intellectual property in connection with any of our projects, disputes may arise as to the proprietary rights to this type of information. If a dispute arises, a court may determine that the right belongs to a third party, and enforcement of our rights can be costly and unpredictable. In addition, we rely on trade secrets and proprietary know-how that we will seek to protect in part by confidentiality agreements with our employees, contractors, consultants, advisors or others. Despite the protective measures we employ, we still face the risk that:

•	these agreements may be breached;

•	these agreements may not provide adequate remedies for the applicable type of breach; or

•	our trade secrets or proprietary know-how will otherwise become known.

Any breach of our confidentiality agreements or our failure to effectively enforce such agreements would have a material adverse effect on our business and competitive position.

If we infringe the rights of third parties we could be prevented from selling products, forced to pay damages and required to defend against litigation which could result in substantial costs and may have a material adverse effect on our business and results of operations.

We have not received to date any claims of infringement by any third parties. However, as our drug candidates progress into clinical trials and commercialization, if at all, our public profile and that of our drug candidates may be raised and generate such claims. Defending against such claims, and occurrence of a judgment adverse to us, could result in unanticipated costs and may have a material adverse effect on our business and competitive position. If our products, methods, processes and other technologies infringe the proprietary rights of other parties, we could incur substantial costs and we may have to:

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

Any costs incurred in connection with such events or the inability to sell our products may have a material adverse effect on our business and results of operations

If we cannot meet requirements under our license agreements, we could lose the rights to our products, which could have a material adverse effect on our business.

We depend on licensing agreements with third parties to maintain the intellectual property rights to certain of our products under development. Presently, we have licensed rights from Yeda which allow us to use their technology and discoveries for the development, production and sale of enzymatically active mutations of GCD and derivatives thereof for the treatment of Gaucher disease. Our license agreements require us to make payments and satisfy performance obligations in order to maintain our rights under these agreements. All of these agreements last either throughout the life of the patents that are the subject of the agreements, or with respect to other licensed technology, for a number of years after the first commercial sale of the relevant product.

In addition, we are responsible for the cost of filing and prosecuting certain patent applications and maintaining certain issued patents licensed to us. If we do not meet our obligations under our license agreements in a timely manner, we could lose the rights to our proprietary technology which could have a material adverse effect on our business.

If we in-license drug candidates, we may delay or otherwise adversely affect the development of our existing drug candidates, which may negatively impact our business, results of operations and financial condition.

In addition to our own internally developed drug candidates, we proactively seek opportunities to in-license and advance other drug candidates that are strategic and have value-creating potential to take advantage of our development know-how and technology. If we in-license any additional drug candidates, our capital requirements may increase significantly. In addition, in-licensing additional drug candidates may place a strain on the time of our existing personnel, which may delay or otherwise adversely affect the development of our existing drug candidates or cause us to re-prioritize our drug pipeline if we do not have the necessary capital resources to develop all of our drug candidates, which may delay the development of our drug candidates and negatively impact our business, results of operations and financial condition.

If we are unable to successfully manage our growth, there could be a material adverse impact on our business, results of operations and financial condition.

We have grown rapidly and expect to continue to grow. We expect to hire more employees, particularly in the areas of drug development, regulatory affairs and sales and marketing, and increase our facilities and corporate infrastructure, further increasing the size of our organization and related expenses. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. We have begun to prepare conceptual designs of a new manufacturing facility and are currently evaluating potential locations for such facility. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability on the part of our management to manage growth could delay the execution of our business plans or disrupt our operations. If we are unable to manage our growth effectively, we may not use our resources in an efficient manner, which may delay the development of our drug candidates and negatively impact our business, results of operations and financial condition.

If we acquire companies, products or technologies, we may face integration risks and costs associated with those acquisitions that could negatively impact our business, results from operations and financial condition.

If we are presented with appropriate opportunities, we may acquire or make investments in complementary companies, products or technologies. We may not realize the anticipated benefit of any acquisition or investment. If we acquire companies or technologies, we will face risks, uncertainties and disruptions associated with the integration process, including difficulties in the integration of the operations of an acquired company, integration of acquired technology with our products, diversion of our management’s attention from other business concerns, the potential loss of key employees or customers of the acquired business and impairment charges if future acquisitions are not as successful as we originally anticipate. In addition, our operating results may suffer because of acquisition-related costs or amortization expenses or charges relating to acquired intangible assets. Any failure to successfully integrate other companies, products or technologies that we may acquire may have a material adverse effect on our business and results of operations. Furthermore, we may have to incur debt or issue equity securities to pay for any additional future acquisitions or investments, the issuance of which could be dilutive to our existing shareholders.

We depend upon key employees and consultants in a competitive market for skilled personnel. If we are unable to attract and retain key personnel, it could adversely affect our ability to develop and market our products.

We are highly dependent upon the principal members of our management team, especially our President and Chief Executive Officer, Dr. David Aviezer, as well as our directors, including Eli Hurvitz and Phillip Frost, M.D., scientific advisory board members, consultants and collaborating scientists. Many of these people have been involved with us for many years and have played integral roles in our progress, and we believe that they will continue to provide value to us. A loss of any of these personnel may have a material adverse effect on aspects of our business and clinical development and regulatory programs. We have employment agreements with Dr. Aviezer and four other officers that may be terminated by us or the applicable officer at any time with varying notice periods of 60 to 90 days. Although these employment agreements generally include non-competition covenants and provide for severance payments that are contingent upon the applicable employee’s refraining from competition with us, the applicable noncompetition provisions can be difficult and costly to monitor and enforce. The loss of any of these persons’ services would adversely affect our ability to develop and market our products and obtain necessary regulatory approvals. Further, we do not maintain key-man life insurance.

We also depend in part on the continued service of our key scientific personnel and our ability to identify, hire and retain additional personnel, including marketing and sales staff. We experience intense competition for qualified personnel, and the existence of non-competition agreements between prospective employees and their former employers may prevent us from hiring those individuals or subject us to suit from their former employers. While we attempt to provide competitive compensation packages to attract and retain key personnel, many of our competitors are likely to have greater resources and more experience than we have, making it difficult for us to compete successfully for key personnel.

Our collaborations with outside scientists and consultants may be subject to restriction and change.

We work with chemists, biologists and other scientists at academic and other institutions, and consultants who assist us in our research, development, regulatory and commercial efforts. These scientists and consultants have provided, and we expect that they will continue to provide, valuable advice on our programs. These scientists and consultants are not our employees, may have other commitments that would limit their future availability to us and typically will not enter into non-compete agreements with us. If a conflict of interest arises between their work for us and their work for another entity, we may lose their services. In addition, we will be unable to prevent them from establishing competing businesses or developing competing products. For example, if a scientist acting as a key principal investigator in any of our clinical trials identifies a potential product or compound that is more scientifically interesting to his or her professional interests, his or her availability to remain involved in such clinical trials could be restricted or eliminated.

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

If product liability claims are brought against us, it may result in reduced demands for our products or damages that exceed our insurance coverage.

The clinical testing, marketing and use of our products exposes us to product liability claims in the event that the use or misuse of those products causes injury, disease or results in adverse effects. Use of our products in clinical trials, as well as commercial sale, could result in product liability claims. We presently carry clinical trial liability insurance with coverages of up to $5 million per occurrence and $5 million in the aggregate, an amount we consider reasonable and customary. However, this insurance coverage includes various deductibles, limitations and exclusions from coverage, and in any event might not fully cover any potential claims. We may need to obtain additional clinical trial liability coverage prior to initiating additional clinical trials. We expect to obtain product liability insurance coverage before commercialization of our proposed products; however, such insurance is expensive and insurance companies may not issue this type of insurance when we need it. We may not be able to obtain adequate insurance in the future at an acceptable cost. Any product liability claim, even one that was not in excess of our insurance coverage or one that is meritless and/or unsuccessful, could adversely affect our cash available for other purposes, such as research and development, which would have a material adverse effect on our business and results of operations. Product liability claims may result in reduced demand for our products, if approved, which would have a material adverse effect on our business and results of operations. In addition, the existence of a product liability claim could affect the market price of our common stock.

Reimbursement may not be available for our product candidates, which could diminish our sales or affect our ability to sell our products profitably.

Market acceptance and sales of our product candidates will depend on worldwide reimbursement policies. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which drugs they will pay for and establish reimbursement levels. We cannot be sure that reimbursement will be available for any of our product candidates. Obtaining reimbursement approval for an approved product from every government or other third party payor is a time consuming and costly process that could require us to provide supporting scientific, clinical and cost-effectiveness data for the use of our products, if and when approved, to every payor. We may not be able to provide data sufficient to gain acceptance with respect to reimbursement or we might need to conduct post-marketing studies in order to demonstrate the cost-effectiveness of any approved products, if any, to such payors’ satisfaction. Such studies might require us to commit a significant amount of management time and financial and other resources. Even if a payor determines that an approved product is eligible for reimbursement, the payor may impose coverage limitations that preclude payment for some uses that are approved by the FDA or other regulatory authorities. In addition, there is a risk that full reimbursement may not be available for high priced products. Moreover, eligibility for coverage does not imply that any approved product will be reimbursed in all cases or at a rate that allows us to make a profit or even cover our costs. Also, we cannot be sure that reimbursement amounts will not reduce the demand for, or the price of, our product candidates. We have not commenced efforts to have our product candidates reimbursed by government or third-party payors. If reimbursement is not available or is available only to limited levels, the sales of our products, if approved may be diminished or we may not be able to sell such products profitably.

Reforms in the healthcare industry and the uncertainty associated with pharmaceutical pricing, reimbursement and related matters could adversely affect the marketing, pricing and demand for our products, if approved.

Increasing expenditures for healthcare have been the subject of considerable public attention in the United States. Both private and government entities are seeking ways to reduce or contain healthcare costs. Numerous proposals that would effect changes in the United States healthcare system have been introduced or proposed in Congress and in some state legislatures, including reductions in the pricing of prescription products and changes in the levels at which consumers and healthcare providers are reimbursed for purchases of pharmaceutical products. For example, the Medicare Prescription Drug Improvement, and Modernization Act of 2003 and the proposed rules thereunder impose new requirements for the distribution and pricing of prescription drugs that began in 2006, which could reduce reimbursement of prescription drugs for healthcare providers and insurers. Although we cannot predict the full effect on our business of the implementation of this legislation, it is possible that the new Medicare prescription drug benefit, which will be managed by private health insurers and other managed care organizations, will result in additional government reimbursement for prescription drugs, which may make some prescription drugs more affordable but may further exacerbate industry wide pressure to reduce prescription drug prices. We believe that legislation that reduces reimbursement for our product candidates could adversely impact how much or under what circumstances healthcare providers will prescribe or administer our products. This could materially and adversely impact our business by reducing our ability to generate revenue, raise capital, obtain additional collaborators and market our products, if approved. In addition, we believe the increasing emphasis on managed care in the United States has and will continue to put pressure on the price and usage of pharmaceutical products, which may adversely impact product sales, upon approval, if at all.

Governments outside the United States tend to impose strict price controls and reimbursement approval policies, which may adversely affect our prospects for generating revenue.

In some countries, particularly European Union countries, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time (six to 12 months or longer) after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries with respect to any product candidate that achieves regulatory approval, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidate to other available therapies. If reimbursement of our products upon approval if at all is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our prospects for generating revenue, if any, could be adversely which would have a material adverse effect on our business and results of operations. Further, if we achieve regulatory approval of any product, we must successfully negotiate product pricing for such product in individual countries. As a result, the pricing of our products, if approved, in different countries may vary widely, thus creating the potential for third-party trade in our products in an attempt to exploit price differences between countries. This third-party trade of our products could undermine our sales in markets with higher prices.

Risks Relating to Our Operations in Israel

Potential political, economic and military instability in the State of Israel, where the majority of our senior management and our research and development facilities are located, may adversely affect our results of operations.

Our executive office and operations are located in the State of Israel. Accordingly, political, economic and military conditions in Israel directly affect our business. Since the State of Israel was established in 1948, a number of armed conflicts have occurred between Israel and its Arab neighbors. Any hostilities involving Israel or the interruption or curtailment of trade between Israel and its present trading partners, or a significant downturn in the economic or financial condition of Israel, could affect adversely our operations. Since October 2000 there have been increasing occurrences of terrorist violence. Ongoing and revived hostilities or other Israeli political or economic factors could harm our operations and product development and cause our revenues to decrease. Furthermore, several countries, principally those in the Middle East, still restrict business with Israel and Israeli companies. These restrictive laws and policies may limit seriously our ability to sell our products in these countries.

Although Israel has entered into various agreements with Egypt, Jordan and the Palestinian Authority, there have been times since October 2000 when Israel has experienced an increase in unrest and terrorist activity. The recent events in the Gaza region and the current dispute and armed struggle between the Hamas movement and the Palestinian Authority has resulted in a further escalation in violence among Israel, the Palestinian Authority and other groups. In mid-2006, there was a war between Israel and the Hezbollah in Lebanon, resulting in rockets being fired from Lebanon up to 50 miles into Israel. Our current facilities are located in northern Israel, are in range of rockets that were fired from Lebanon into Israel during the war and suffered minimal damages during one of the rocket attacks. In the event that our facilities are damaged as a result of hostile action, our operations may be materially adversely affected.

Our operations may be disrupted by the obligations of our personnel to perform military service which could have a material adverse effect on our business.

Many of our male employees in Israel, including members of senior management, are obligated to perform one month (in some cases more) of annual military reserve duty until they reach age 45 and, in the event of a military conflict, could be called to active duty. Our operations could be disrupted by the absence of a significant number of our employees related to military service or the absence for extended periods of military service of one or more of our key employees. A disruption could have a material adverse effect on our business.

Because a certain portion of our expenses is incurred in New Israeli Shekels, or NIS, our results of operations may be seriously harmed by currency fluctuations and inflation.

We report our financial statements in U.S. dollars, our functional currency, but we pay a meaningful portion of our expenses in NIS. As a result, we are exposed to risk to the extent that the inflation rate in Israel exceeds the rate of devaluation of the NIS in relation to the U.S. dollar or if the timing of these devaluations lags behind inflation in Israel. In that event, the U.S. dollar cost of our operations in Israel will increase and our U.S. dollar-measured results of operations will be adversely affected. To the extent that the value of the NIS increases against the dollar, our expenses on a dollar cost basis increase. Our operations also could be adversely affected if we are unable to guard against currency fluctuations in the future. To date, we have not engaged in hedging transactions. In the future, we may enter into currency hedging transactions to decrease the risk of financial exposure from fluctuations in the exchange rate of the U.S. dollar against the NIS. These measures, however, may not adequately protect us from material adverse effects.

The tax benefits available to us require that we meet several conditions and may be terminated or reduced in the future, which would increase our taxes and would have a material adverse effect on our business and results of operations.

We are able to take advantage of tax exemptions and reductions resulting from the ‘‘Approved Enterprise’’ status of our facilities in Israel. To remain eligible for these tax benefits, we must continue to meet certain conditions, including making specified investments in property and equipment, and financing at least 30% of such investments with share capital. If we fail to meet these conditions in the future, the tax benefits would be canceled and we may be required to refund any tax benefits we already have enjoyed. These tax benefits are subject to investment policy by the Israeli Government Investment Center and may not be continued in the future at their current levels or at any level. In recent years the Israeli government has reduced the benefits available and has indicated that it may further reduce or eliminate some of these benefits in the future. The termination or reduction of these tax benefits or our inability to qualify for additional ‘‘Approved Enterprise’’ approvals may increase our tax expenses in the future, which would reduce our expected profits and adversely affect our business and results of operations. Additionally, if we increase our activities outside of Israel, for example, by future acquisitions, such increased activities generally may not be eligible for inclusion in Israeli tax benefit programs.

The Israeli government grants we have received for certain research and development expenditures restrict our ability to manufacture products and transfer technologies outside of Israel and require us to satisfy specified conditions. If we fail to satisfy these conditions, we may be required to refund grants previously received together with interest and penalties which could have a material adverse effect on our business and results of operations.

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

Under the Research Law, the discretionary approval of an OCS committee is required for any transfer of technology developed with OCS funding. OCS approval is not required for the export of any products resulting from the research or development, or for the licensing of the technology in the ordinary course of business. We may not receive the required approvals for any proposed transfer. Such approvals, if granted, may be subject to the following additional restrictions:

•	we may be required to pay the OCS a portion of the consideration we receive upon any sale of such technology to an entity that is not Israeli. The scope of the support received, the royalties that were paid by us, the amount of time that elapses between the date on which the know-how is transferred and the date on which the grants were received, as well as the sale price, will be taken into account in order to calculate the amount of the payment; and

•	the transfer of manufacturing rights could be conditioned upon an increase in the royalty rate and payment of increased aggregate royalties (up to 300% of the amount of the grant plus interest, depending on the percentage of the manufacturing that is foreign).

These restrictions may impair our ability to sell our technology assets or to outsource manufacturing outside of Israel. We have no current intention to manufacture or transfer technologies out of Israel. The restrictions will continue to apply even after we have repaid the full amount of royalties payable for the grants. If we fail to satisfy these conditions, we may be required to refund grants previously received together with interest and penalties which could have a material adverse effect on our business and results of operations.

Investors may have difficulties enforcing a U.S. judgment, including judgments based upon the civil liability provisions of the U.S. federal securities laws against us, our executive officers and most of our directors or asserting U.S. securities laws claims in Israel.

Most of our directors and officers are not residents of the United States and most of their assets and our assets are located outside the United States. Service of process upon our non-U.S. resident directors and officers and enforcement of judgments obtained in the United States against us, some of our directors and executive officers may be difficult to obtain within the United States. We have been informed by our legal counsel in Israel that investors may find it difficult to assert claims under U.S. securities laws in original actions instituted in Israel or obtain a judgment based on the civil liability provisions of U.S. federal securities laws against us, our officers and our directors. Israeli courts may refuse to hear a claim based on a violation of U.S. securities laws against us or our officers and directors because Israel is not the most appropriate forum to bring such a claim. In addition, even if an Israeli court agrees to hear a claim, it may determine that Israeli law and not U.S. law is applicable to the claim. If U.S. law is found to be applicable, the content of applicable U.S. law must be proved as a fact which can be a time-consuming and costly process. Certain matters of procedure will also be governed by Israeli law. There is little binding case law in Israel addressing the matters described above.

Israeli courts might not enforce judgments rendered outside Israel which may make it difficult to collect on judgments rendered against us. Subject to certain time limitations, an Israeli court may declare a foreign civil judgment enforceable only if it finds that:

•	the judgment was rendered by a court which was, according to the laws of the state of the court, competent to render the judgment;

•	the judgment may no longer be appealed;

•	the obligation imposed by the judgment is enforceable according to the rules relating to the enforceability of judgments in Israel and the substance of the judgment is not contrary to public policy; and

•	the judgment is executory in the state in which it was given.

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

Sales by shareholders of substantial amounts of our shares, the issuance of new shares by us or the perception that these sales may occur in the future, could affect materially and adversely the market price of our common stock. Some or all of the ‘‘restricted’’ shares of our common stock issued to former shareholders of Protalix Ltd. in connection with the merger or held by other shareholders may be offered from time to time in the open market pursuant to an effective registration statement or Rule 144, and these sales may have a depressive effect on the market for our common stock. We have agreed to use our best efforts to file a shelf registration statement with the Securities and Exchange Commission covering the resale of all shares of common stock received by Protalix Ltd.’s former shareholders after our common stock has been listed for trading on the American Stock Exchange, and to use our best efforts to cause such registration statement to be declared effective as promptly as possible after filing. We are obligated to maintain the effectiveness of this shelf registration statement until the shares registered under it are eligible for resale under Rule 144(k) of the Securities Act of 1933, as amended.

All liabilities of our company have survived the merger and there may be undisclosed liabilities that could harm our revenues, business, prospects, financial condition and results of operations.

Protalix Ltd. and its counsel conducted due diligence on us that was customary and appropriate for the reverse merger transaction consummated on December 31, 2006. However, the due diligence process may not have revealed all our material liabilities then existing or that could be asserted in the future against us relating to our activities before the consummation of the merger. Any such potential liabilities survive the merger and could harm our revenues, business, prospects, financial condition and results of operations.

Trading of our common stock is limited.

Our common stock began trading on the American Stock Exchange in March 2007. To date, the liquidity of our common stock is limited, not only in terms of the number of shares that can be bought and sold at a given price, but also through delays in the timing of transactions and changes in security analyst and media coverage, if at all. These factors may result in lower prices for our common stock than might otherwise be obtained and could also result in a larger spread between the bid and ask prices for our common stock.

In connection with the merger, substantially all of the former shareholders of Protalix Ltd. entered into lock-up agreements with respect to their shares of our common stock to satisfy Israeli tax laws and contractual obligations. The lock-up agreements prohibit such former shareholders of Protalix Ltd. from, directly or indirectly, selling or otherwise transferring the shares of our common stock issued to them in connection with the merger during a period commencing upon the closing of the merger and ending on January 1, 2009. However, during such period, each such former Protalix Ltd. shareholder may, under the terms of the lock-up agreements and the tax ruling described below, sell an aggregate of 10% of each such shareholder’s original number of locked-up shares. All permitted sales of locked-up shares that may be made during such time period are cumulative. Furthermore, under applicable Israeli tax law incorporated by reference into the tax ruling obtained by Protalix Ltd. from the Israeli tax authorities, during the lock-up period, we must maintain our holding of at least 51% of Protalix Ltd. and our shareholders at the time of the consummation of the merger must maintain, in the aggregate, holdings of at least 51% of our outstanding share capital. These restrictions limit, to an extent, the volume of our shares available for public trading.

In the absence of an active public trading market, an investor may be unable to liquidate its investment in our common stock. Trading of a relatively small volume of our common stock may have a greater impact on the trading price of our stock than would be the case if our public float were larger. Further, the limited liquidity could be an indication that the trading price is not reflective of the actual fair market value of our common stock.

Directors, executive officers, principal shareholders and affiliated entities own a significant percentage of our capital stock, and they may make decisions that an investor may not consider to be in the best interests of our shareholders.

Our directors, executive officers, principal shareholders and affiliated entities beneficially own, in the aggregate, approximately 70% of our outstanding common stock. As a result, if some or all of them acted together, they would have the ability to exert substantial influence over the election of our Board of Directors and the outcome of issues requiring approval by our shareholders. This concentration of ownership may have the effect of delaying or preventing a change in control of our company that may be favored by other shareholders. This could prevent the consummation of transactions favorable to other shareholders, such as a transaction in which shareholders might otherwise receive a premium for their shares over current market prices.

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and operating results. In addition, current and potential shareholders could lose confidence in our financial reporting, which could have a material adverse effect on the price of our common stock.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our results of operation could be harmed.

Section 404 of the Sarbanes-Oxley Act of 2002 requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent registered public accounting firm addressing these assessments. As of the date of the filing of this amended Annual Report, we will be required to comply with the Section 404 of the Sarbanes-Oxley Act of 2002 in connection with our annual report for the year ended December 31, 2007. We are in the process of determining whether our existing internal controls over financial reporting systems are compliant with Section 404, and we may identify deficiencies that we may not be able to remediate in time to meet the deadlines imposed by the Sarbanes-Oxley Act. This process may divert internal resources and will take a significant amount of time and effort to complete.

If it is determined that we are not in compliance with Section 404, we may be required to implement new internal control procedures and reevaluate our financial reporting. We may experience higher than anticipated operating expenses as well as increased independent auditor fees during the implementation of these changes and thereafter. Further, we may need to hire additional qualified personnel. In addition, if we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act, which could result in our being unable to obtain an unqualified report on internal controls from our independent auditors, which is required under current regulation for the fiscal year ended December 31, 2007. Failure to achieve and maintain an effective internal control environment could also cause investors to lose confidence in our reported financial information, which could have a material adverse effect on the price of our common stock.

Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses, divert management’s attention from operating our business which could have a material adverse effect on our business.

There have been other changing laws, regulations and standards relating to corporate governance and public disclosure in addition to the Sarbanes-Oxley Act as well as new regulations promulgated by the Commission and rules promulgated by the national securities exchanges, including the American Stock Exchange, and the NASDAQ. These new or changed laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. As a result, our efforts to comply with evolving laws, regulations and standards are likely to continue to result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. Our board members, Chief Executive Officer and Chief Financial Officer could face an increased risk of personal liability in connection with the performance of their duties. As a result, we may have difficulty attracting and retaining qualified board members and executive officers, which could have a material adverse effect on our business. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies, we may incur additional expenses to comply with standards set by regulatory authorities or governing bodies which would have a material adverse effect on our business and results of operations.

We are a holding company with no operations of our own.

We are a holding company with no operations of our own. Accordingly, our ability to conduct our operations, service any debt that we may incur in the future and pay dividends, if any, is dependent upon the earnings from the business conducted by Protalix Ltd., our only subsidiary. The distribution of those earnings or advances or other distributions of funds by our subsidiary to us, as well as our receipt of such funds, are contingent upon the earnings of our subsidiary and are subject to various business considerations and United States and Israeli law. If Protalix Ltd. is unable to make sufficient distributions or advances to us, or if there are limitations to our ability to receive such distributions or advances, we may not have the cash resources necessary to conduct our corporate operations which would have a material adverse effect on our business and results of operations.

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

Our manufacturing facility and executive offices, which are leased for a period ending in April 2009, are located in Carmiel, Israel. The facilities contain approximately 5,000 sq/ft of laboratory and office space and are leased at a rate of approximately $10,000 per month. Our facilities are equipped with the requisite laboratory services required to conduct our business, and we believe that the existing facilities are adequate to meet our needs for the foreseeable future. In addition, we sublease an office in Ramat Gan, Israel, for approximately $1,400 per month.

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

Our common stock began trading on the American Stock Exchange under the symbol PLX on March 12, 2007. Prior to March 12, 2007, our common stock was quoted on the OTC Bulletin Board® under the symbols PXBT.OB, ORTX.OB, and OTIX.OB. High and low closing bid quotations, for the last two fiscal years, do not give effect to the one-for-ten reverse stock split effected on December 29, 2006, and were:

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

	A	B	C
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Equity Compensation Plans Approved by Shareholders	5,375,174	$0.30	4,366,481
Equity Compensation Plans Not Approved by Shareholders	6,341,618	$7.14	—
Total	11,716,792	$4.00	4,366,481

Item 6.	Selected Financial Data

The selected consolidated financial data below should be read in conjunction with ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ and our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. The selected consolidated statements of operations data for the years ended December 31, 2006, 2005 and 2004 and for the period from December 27, 1993 through December 31, 2006 and the selected consolidated balance sheet data as of December 31, 2006 and 2005, are derived from, and are qualified by reference to, the audited consolidated financial statements included elsewhere in this Annual Report. The statement of operations data for the years ended December 31, 2002 and 2003 and the balance sheet data as of December 31, 2002, 2003 and 2004 are derived from audited financial statements not included in this Annual Report. The historical results presented below are not necessarily indicative of future results.

	Year Ended December 31,
	2002	2003	2004	2005	2006	Period from Dec. 27, 1993 through Dec. 31, 2006
	(in thousands, except share and per share amounts)
Consolidated Statement of Operations Data:
Revenues	—	$250	$430	$150	—	$830
Cost of revenues	—	51	120	35	—	206
Gross profit	—	199	310	115	—	624
Research and development expenses, net	375	239	1,920	3,773	$5,246	12,545
General and administrative expenses	502	603	807	2,131	4,525	8,996
Finance expense (income)	(11)	3	4	(43)	(344)	(368)
Net loss before change in accounting principle	$866	$646	$2,421	$5,746	$9,427	$20,549
Cumulative effect of change in accounting principle		3	—	—	(37)	(37)
Net loss	$866	$646	$2,421	$5,746	$9,390	$20,512
Net loss per share of common stock, basic and diluted:
Prior to cumulative effect of change in accounting principle	$0.05	$0.03	$0.13	$0.31	$0.32
Cumulative effect of change in accounting principle	—	—	—	—	*
Net loss per share of common stock, basic and diluted(1)	$0.05	$0.03	$0.13	$0.31	$0.32
Weighted average number of shares of common stock used in computing net loss per share of common stock(2)	18,801,527	18,801,527	18,801,527	18,801,527	29,300,987
Consolidated Balance Sheet Data:
Cash and cash equivalents	$215	$1,261	$1,477	$4,741	$15,378
Other assets	281	464	2,478	2,484	11,610
Total assets	496	1,725	3,955	7,225	26,988
Current liabilities	343	290	1,246	845	2,268
Liabilities	390	1,431	2,480	1,130	2,704
Shareholders’ equity	106	294	1,475	6,095	24,284

*	Represents less than $1.
(1)	Reflects the retroactive effects of the impact of our merger with Protalix Ltd. and the resulting exchange of shares of common stock for the ordinary shares of Protalix Ltd. at an exchange ratio of approximately 61.08 shares of our common stock per ordinary share of Protalix Ltd. for all periods presented.
(2)	In connection with the merger, we effected a one-for-ten reverse stock split, therefore all share numbers presented in this Annual Report on Form 10-K/A give retroactive effect to the reverse stock split.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K/A. Some of the information contained in this discussion and analysis, particularly with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. You should read ‘‘Risk Factors’’ in Item 1A of this Annual Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

We are a clinical stage biopharmaceutical company focused on the development and commercialization of recombinant therapeutic proteins based on our proprietary ProCellEx protein expression system. Using our ProCellEx system we are developing a pipeline of proprietary recombinant therapeutic proteins based on our plant -cell-based expression technology that target large, established pharmaceutical markets and that rely upon known biological mechanisms of action. Our initial commercial focus has been on complex therapeutic proteins, including proteins for the treatment of genetic disorders, such as Gaucher disease and Fabry disease, and female infertility disorders. We believe our ProCellEx protein expression system will enable us to develop proprietary recombinant proteins that are therapeutically equivalent or superior to existing recombinant proteins currently marketed for the same indications. Because we are targeting biologically equivalent versions of highly active, well-tolerated and commercially successful therapeutic proteins, we believe our development process is associated with relatively less risk compared to other biopharmaceutical development processes for novel therapeutic proteins.

Our lead product development candidate is prGCD for the treatment of Gaucher disease, which we are developing using our ProCellEx protein expression system. We have received approval from the United States Food and Drug Administration, the FDA, in April 2007 to commence phase III clinical trial of prGCD. We submitted to the FDA a request for a special protocol assessment (SPA) of the final design of our pivotal phase III clinical trial of prGCD. In July 2007, we reached an agreement with the FDA on the design that we submitted in the SPA request. We expect to initiate enrollment of patients in our phase III clinical trials in the third quarter of 2007. prGCD is our proprietary recombinant form of Glucocerebrosidase (GCD), an enzyme naturally found in human cells that is mutated or deficient in patients with Gaucher disease. The current standard of care for Gaucher disease is enzyme replacement therapy, a medical treatment in which GCD is replaced for patients in whom the enzyme is lacking or dysfunctional. Although Gaucher is a relatively rare disease, it represents a large commercial market due to the severity of the symptoms and the chronic nature of the disease. The annual worldwide sales of Cerezyme®, an enzyme replacement therapy produced by Genzyme and currently the only approved enzyme replacement therapy for Gaucher disease, were approximately $1 billion in 2006, according to public reports by Genzyme.

In addition to prGCD, we are developing an innovative product pipeline using our ProCellEx protein expression system, including therapeutic protein candidates for the treatment of Fabry disease and female infertility disorders. We plan to file an investigational new drug application (IND) with the FDA with respect to at least one additional product during 2008. Because these product candidates are based on well-understood proteins with known biological mechanisms of action, we believe we may be able to reduce the development risks and time to market for such product candidates. We hold the worldwide commercialization rights to our proprietary development candidates and we intend to establish an internal, commercial infrastructure and targeted sales force to market our products, if approved, in North America, the European Union and in other significant markets, including Israel.

Our business is conducted by our wholly owned subsidiary, Protalix Ltd., which we acquired through a reverse merger transaction effective December 31, 2006. The accounting treatment for the merger transaction was a recapitalization and as such the results of operations discussed below are those of Protalix Ltd. Prior to the merger transaction, we had not conducted any operations for several years. Protalix Ltd. was originally incorporated in Israel in December 1993. Since its inception in December 1993, Protalix Ltd. has generated significant losses in connection with its research and development, including the clinical development of prGCD. At December 31, 2006, we had an accumulated deficit of $20.5 million. Since we do not generate revenue from any of our product candidates, we expect to continue to generate losses in connection with the continued clinical development of prGCD and the research and development activities relating to our technology and other drug candidates. Such research and development activities are budgeted to expand over time and will require further resources if we are to be successful. As a result, we believe that our operating losses are likely to be substantial over the next several years. We will need to obtain additional funds to further develop our research and development programs.

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

Research and Development Expense

We expect our research and development expense to increase as we continue to develop our product candidates. Research and development expense consists of:

•	internal costs associated with research and development activities;

•	payments made to third party contract research organizations, contract manufacturers, investigative sites and consultants;

•	manufacturing development costs;

•	personnel-related expenses, including salaries, benefits, travel, and related costs for the personnel involved in research and development;

•	activities relating to the advancement of product candidates through preclinical studies and clinical trials; and

•	facilities and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities, as well as laboratory and other supplies.

These costs and expenses are partially funded by grants we received from the Office of the Chief Scientist of the Israeli Ministry of Industry, Trade and Labor, or the OCS. Each grant is deducted from the related research and development expenses as the costs are incurred. For additional information regarding the grant process, see ‘‘Business — Encouragement of Industrial Research and Development Law, 1984’’ in Item 1 of this Annual Report. There can be no assurance that we will continue to receive grants from the OCS in amounts sufficient for our operations, if at all.

We have multiple research and development projects ongoing at any one time. We utilize our internal resources, employees, and infrastructure across multiple projects and track time spent by employees on specific projects. We are required to do so by the OCS in order to qualify for the grants we receive for our different projects. We expense research and development costs as incurred. We believe that significant investment in product development is a competitive necessity and plan to continue these investments in order to realize the potential of our product candidates. From inception in December 1993 through December 31, 2006, we have incurred gross research and development expenses in the aggregate of $17.7 million, which includes salaries and related expenses equal to $7.2 million (of which share-based compensation was $1.8 million), subcontractors expenses of $3.1 million, and expenses relating to materials and consumables of $2.7 million. These expenses were partially offset by grants received from the OCS totaling $5.1 million. We expect our research and development expenditures to increase significantly in the near future in connection with the anticipated commencement of the phase III clinical trial for prGCD. Over the next 12 months, we expect to spend a minimum of approximately $6 million on preclinical and clinical development for our products under development.

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

Until December 31, 2005, we accounted for employee share-based compensation in accordance with Accounting Principles Board (‘‘APB’’) Opinion No. 25, ‘‘Accounting for Stock Issued to Employees’’ (‘‘APB 25’’), and related interpretations. Under APB 25, compensation expense is based on the difference, if any, on the date of the grant, between the fair value of our ordinary shares and the exercise price. In addition, in accordance with Statement of Financial Accounting Standards (‘‘SFAS’’) No. 123, ‘‘Accounting for Stock-Based Compensation’’ (‘‘SFAS 123’’), we disclosed pro forma data assuming we had accounted for employee share option grants using the fair value-based method defined in SFAS 123.

We apply Emerging Issue Task Force (‘‘EITF’’) 96-18, ‘‘Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services’’ with respect to options granted in consideration of services granted by consultants.

As of January 1, 2006, we adopted SFAS No. 123 (Revised 2004), ‘‘Share-Based Payment’’ (‘‘SFAS 123R’’), using the modified prospective method. This new standard requires measurement of share-based compensation cost for all share-based awards at the fair value on the grant date and recognition of share-based compensation over the service period for awards that we expect will vest. The fair value of stock options is determined based on the number of shares granted and the price of our ordinary shares, and calculated based on the Black-Scholes valuation model, which is consistent with our valuation techniques previously utilized for options in footnote disclosures required under SFAS 123, as amended by SFAS No. 148, ‘‘Accounting for Stock-Based Compensation — Transition and Disclosure.’’ We recognize such value as expense over the service period, net of estimated forfeitures, using the accelerated method under SFAS 123R. Due to our adoption of SFAS 123R, we no longer have employee share-based compensation awards subject to variable accounting treatment. The cumulative effect of our adoption of SFAS 123R, as of January 1, 2006, was not material.

The following table illustrates the pro forma effect on loss and loss per share assuming we had applied the fair value recognition provisions of SFAS 123 to our share-based employee compensation:

		Year Ended December 31,		Period from December 27, 1993 through December 31, 2005
		2004	2005
		(Dollars in thousands, except per share data)
Net loss as reported		($2,421)	($5,746)	($11,122)
Add:	share based employee compensation expense included in the reported net loss	149	509	732
Deduct:	share-based employee compensation expense determined under fair value method	(170)	(539)	(788)
Pro forma net loss		($2,442)	($5,776)	($11,178)
Net loss per share of common stock:
	Basic – as reported	($0.13)	($0.31)
	Basic – pro forma	($0.13)	($0.31)
	Diluted – as reported	($0.13)	($0.31)
	Diluted – pro forma	($0.13)	($0.31)

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

Protalix Ltd. had multiple classes of stock before the conversion of all preferred shares into ordinary shares in September 2006. Through December 31, 2005, Protalix Ltd. considered the three commonly used methods described by the American Institute of Certified Public Accountants (the ‘‘AICPA’’) practice aid, ‘‘Valuation of Privately-Held Company Equity Securities Issued as Compensation,’’ and determined that the Probability-Weighted Expected Return Method is the appropriate method to value its securities. We chose this method because it is forward-looking and incorporates future economic events and outcomes into the determination of value at the time of calculation. The method is limited, as are all forward-looking methods, in that it relies on a number of assumptions.

Under the Probability-Weighted Expected Return Method, the value of the ordinary shares of Protalix Ltd. is estimated based upon an analysis of future values for the enterprise assuming various future outcomes. Share value is based upon the probability-weighted present value of expected future investment returns, considering each of the possible future outcomes available to the enterprise, as well as the rights of each share class. Although the future outcomes considered in any given valuation model will vary based upon the enterprise’s facts and circumstances, common future outcomes modeled might include an initial public offering, merger or sale, dissolution or continued operation as a viable private enterprise.

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

SFAS 123R allows companies to estimate the expected term of the option rather than simply using the contractual term of an option. Because of lack of data on past option exercises by employees, the expected term of the options could not be based on historic exercise patterns. Accordingly, we adopted the simplified method as stipulated in the Securities and Exchange Commission Staff Accounting Bulletin (‘‘SAB’’) No.107, ‘‘Share-Based Payment’’ (‘‘SAB 107’’), according to which companies that cannot provide a good estimation regarding their options’ expected life, may calculate the expected term as the average between the vesting date and the expiration date, assuming the option was granted as a ‘‘plain vanilla’’ option.

SAB 107 defines ‘‘plain vanilla share options’’ as those having the following characteristics:

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

All of the outstanding options granted by Protalix Ltd. were granted at an exercise price that was lower than the then share price. Accordingly, we assumed that the exercise period will on average be shorter than the average period between the vesting and the expiration of the options. However, due to the lack of information regarding exercise behavior, we implemented the methodology proposed above for the calculation of the expected term for all grants including those that were ‘‘in the money.’’

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

As we do not have any traded shares or options, the expected volatility figures used in this valuation have been calculated by using the historical volatility of traded shares of similar companies. In addition, we examined the standard deviation of shares of similar biotechnology companies that engage in research and development, generally in the development stage. We found that the standard deviation of the shares of comparable companies was in the range of 40%-60% over periods of three to six years. The volatility used for each grant differed based on its expected term. For the term of each grant of our options, the historical volatility was calculated based upon the overall trading history of the common stock of comparable companies.

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

Research and Development Expenses

Research and development expenses were $7.0 million for the year ended December 31, 2006, an increase of $2.3 million, or 49%, from $4.7 million for the year ended December 31, 2005. The increase resulted primarily from the increase of $1.2 million in development expenses related to salaries for personnel involved in research and development and $0.7 million in related materials and general development expenses. The increase in research and development expenses was partially offset by the recognition of grants equal to $1.8 million from the OCS during 2006, an increase of $800,000 compared to the recognition of grants equal to $900,000 during 2005.

We expect research and development expenses to continue to increase as we enter into a more advanced stage of clinical trials for our product candidates, especially with respect to the expected phase III clinical trial for prGCD.

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

Financial Expenses and Income

Financial income was $344,000 for the year ended December 31, 2006, an increase of $301,000, compared to $43,000 for the year ended December 31, 2005. The increase resulted primarily from a higher balance of cash and cash equivalents during the latter period, primarily the result of the proceeds generated from the sale of ordinary shares of Protalix Ltd. in September 2006, which resulted in higher interest income.

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

The following table summarizes our past funding sources:

Security	Year	Number of Shares		Amount(1)
Ordinary Shares	1996-2000	18,801,527	(2)	$1,100,000
Series A Convertible Preferred Shares	2001	11,635,090		$2,000,000
Series B Convertible Preferred Shares(3)	2004-2005	7,225,357		$4,500,000
Series C Convertible Preferred Shares(4)	2005	5,513,422		$7,700,000
Ordinary Shares(5)	2006	10,637,686		$16,000,000

(1)	Gross proceeds; does not include proceeds from warrant exercises.
(2)	Includes the issuance of ordinary shares to founders.
(3)	During 2005, 1,035,569 Series B Preferred Shares were converted on a 1:1 basis into Series C Preferred Shares for no additional consideration. Also, in connection with such funding, warrants to purchase 181,228 Series B Preferred Shares were issued for no additional consideration with a total exercise price of $100,000. As of the closing date of the merger, 168,034 of such warrants were exercised for net proceeds equal to approximately $96,000 and 13,194 of such warrants have been forfeited.

(4)	In connection with such funding, warrants to purchase an additional 8,862,803 Series C Preferred Shares were granted to the investors for no additional consideration with a total exercise price equal to $9.0 million. As of the closing date of the merger, 5,296,279 of such warrants were exercised for net proceeds equal to $8.7 million, 3,384,502 were assumed by our company and 182,022 expired.
(5)	In connection with such funding, warrants to purchase 3,875,416 ordinary shares were issued for no additional consideration with a total exercise price equal to $5.3 million. These warrants were exercised in January 2007.

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

Effects of Inflation and Currency Fluctuations

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation has had a material effect on our results of operations during the years ended December 31, 2004, 2005 or 2006.

Currency fluctuations could affect us by increased or decreased costs mainly for goods and services acquired outside of Israel. We do not believe currency fluctuations have had a material effect on our results of operations during the years ended December 31, 2004, 2005 or 2006.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of December 31, 2005 and 2006. See Note 5 of the consolidated financial statements for a full description of certain contingent royalty payments.

Recently Issued Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (the ‘‘FASB’’) issued FASB Interpretation (‘‘FIN’’) No. 48, ‘‘Accounting for Uncertainty in Income Taxes’’, an interpretation of SFAS 109, ‘‘Accounting for Income Taxes.’’ FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting, and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction. FIN 48 is effective for fiscal years beginning after December 15, 2006 (January 1, 2007 for us). If there are changes in net assets as a result of application of FIN 48, these will be accounted for as an adjustment to retained earnings. We believe that the application of FIN 48 will not have a material effect on our financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, ‘‘Fair Value Measurements’’ (‘‘SFAS 157’’). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective commencing upon the fiscal year beginning after September 1, 2008. We are currently evaluating the impact of the provisions of SFAS 157 on our financial position and results of operations.

In September 2006, the SEC released SAB No. 108, ‘‘Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements’’, which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. We are required to initially apply SAB No. 108 during fiscal year 2007. The application of SFAS 108 did not have a material effect on our financial position and results of operations as of December 31, 2006.

On February 15, 2007, the FASB issued SFAS No. 159, ‘‘The Fair Value Option for Financial Assets and Financial Liabilities’’ (‘‘SFAS 159’’). Under this SFAS 159, we may elect to report financial instruments and certain other items at fair value on a contract-by-contract basis with changes in value reported in earnings. This election is irrevocable. SFAS 159 provides an opportunity to mitigate volatility in reported earnings that is caused by measuring hedged assets and liabilities that were previously required to use a different accounting method than the related hedging contracts when the complex provisions of SFAS 133 hedge accounting are not met. SFAS 159 is effective for years beginning after November 15, 2007. Early adoption within 120 days of the beginning of our 2007 fiscal year is permissible, provided a company has not yet issued interim financial statements for 2007 and has adopted SFAS 157. We do not intend to adopt SFAS 157 early, and we are currently evaluating the impact of adopting SFAS 159 on our financial position, cash flows, and results of operations.

Contractual Obligations

The following table summarizes our significant contractual obligations at December 31, 2006:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$657	$237	$382	$38	—
Purchase obligations	$1,979	$1,979	—	—	—
Other long term liabilities reflected on the balance sheet under GAAP	$436	—	—	—	$436

Selected Quarterly Financial Data (unaudited)

	Three Months Ended on
	2005				2006
	March 31	June 30	Sept. 30	Dec. 31	March 31	June 30	Sept. 30	Dec. 31
Revenues	$150	—	—	—	—	—	—	—
Cost of revenues	35	—	—	—	—	—	—	—
Gross profit	115	—	—	—	—	—	—	—
Net loss before change in accounting principle	957	$1,092	$1,767	$1,930	$1,596	$1,868	$2,499	$3,464
Cumulative effect of change in accounting principle	—	—	—	—	(37)	—	—	—
Net loss for the period	$957	$1,092	$1,767	$1,930	$1,559	$1,868	$2,499	$3,464
Net loss per share of common stock, basic and diluted prior to cumulative effect of change in accounting principle	$0.05	$0.06	$0.09	$0.10	$0.08	$0.10	$0.12	$0.06
Cumulative effect of change in accounting principle	—	—	—	—	—	—	—	—
Net loss per share of common stock	$0.05	$0.06	$0.09	$0.10	$0.08	$0.10	$0.12	$0.06

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

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

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Our directors and executive officers, their ages and positions as of March 15, 2007, are as follows:

Name	Age	Position
Directors
Eli Hurvitz	74	Chairman of the Board
Phillip Frost, M.D	70	Director
David Aviezer, Ph.D., MBA	42	Director, President and Chief Executive Officer
Yoseph Shaaltiel, Ph.D.	53	Director and Executive VP, Research and Development
Pinhas Barel Buchris(2)(3)	56	Director
Amos Bar-Shalev(2)(3)	53	Director
Zeev Bronfeld(1)	55	Director
Jane H. Hsiao, Ph.D., MBA(3)	59	Director
Eyal Sheratzky(1)	38	Director
Sharon Toussia-Cohen(1)(2)	47	Director
Executive Officers
Einat Brill Almon, Ph.D.	47	Vice President, Product Development
Yossi Maimon, CPA	37	Chief Financial Officer, Treasurer and Secretary
Iftah Katz	42	Vice President of Operations

(1)	Member of Nominating Committee
(2)	Member of Audit Committee
(3)	Member of Compensation Committee

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

David Aviezer, Ph.D., MBA.    Dr. Aviezer has served as Chief Executive Officer of Protalix Ltd. since 2002 and its director since 2005 and as our director since December 31, 2006. On December 31, 2006, he became our President and Chief Executive Officer. Dr. Aviezer has over a decade of experience in biotechnology management, advancing products from early-stage research up to their regulatory approval and commercialization. Prior to joining Protalix Ltd., from 1996 to 2002, he served as General Manager of ProChon Biotech Ltd., an Israeli company focused on orthopedic disorders. Previously, Dr. Aviezer was a visiting scientist at the Medical Research Division of American Cyanamid, a subsidiary of Wyeth (NYSE:WEY), in New York. Dr. Aviezer is the recipient of the Clore Foundation Award and the J.F. Kennedy Scientific Award. He holds a Ph.D. in Molecular Biology and Biochemistry from the Weizmann Institute of Science and an M.B.A. from the Bar Ilan University Business School.

Yoseph Shaaltiel, Ph.D.    Dr. Shaaltiel founded Protalix Ltd. in 1993 and has served as a member of our Board of Directors and as our Vice President, Research and Development since December 31, 2006. Prior to establishing Protalix Ltd., from 1988 to 1993, Dr. Shaaltiel was a Research Associate at the MIGAL Technological Center. He also served as Deputy Head of the Biology Department of the Biological and Chemical Center of the Israeli Defense Forces and as a Biochemist at Makor Chemicals Ltd. Dr. Shaaltiel was a Postdoctoral Fellow at the University of California at Berkeley and at Rutgers University in New Jersey. He has co-authored over 40 articles and abstracts on plant biochemistry and holds seven patents. Dr. Shaaltiel received his Ph.D. in Plant Biochemistry from the Weizmann Institute of Science, an M.Sc. in Biochemistry from the Hebrew University, and a B.Sc. in Biology from the Ben Gurion University.

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

Amos Bar-Shalev.    Mr. Bar-Shalev has served as a director of Protalix Ltd. since 2005 and as our director since December 31, 2006. Mr. Bar Shalev brings to us extensive experience in managing technology companies. Currently, Mr. Bar-Shalev is the President of 1andOne Technology, and manages the Technorov portfolio. Until recently he was the Managing Director of TDA Israel, a management company of the TGF (Templeton Tadiran) Fund. Mr. Bar-Shalev was Vice President of Eurofund and a senior analyst at Teuza. He has served on the Board of Directors of many companies, such as Schema, ScitexVision, MessageVine, Objet, Idanit and ART. Mr. Bar-Shalev holds a B.Sc. in Electrical Engineering from the Technion, Israel and an M.B.A. from the Tel Aviv University. He holds the highest award from the Israeli Air Force for technological achievements.

Zeev Bronfeld.    Mr. Bronfeld has served as a director of Protalix Ltd. since 1996 and as our director since December 31, 2006. Mr. Bronfeld brings to us vast experience in management and value building of biotechnology companies. Mr. Bronfeld is an experienced businessman who is involved in a number of biotechnology companies. He is a co-founder of Biocell Ltd., an Israeli publicly traded holding company specializing in biotechnology companies and has served as its Chief Executive Officer since 1986. Mr. Bronfeld currently serves as a director of Biocell Ltd., Nasvax Ltd., D. Medical Industries Ltd., and Biomedix Incubator Ltd., all of which are public companies traded on the Tel Aviv Stock Exchange. Mr. Bronfeld is also a director of each of the following privately-held companies: Meitav Technological Incubator Ltd., Innovetica Ltd., Ecocycle Israel Ltd., Contipi Ltd., Nilimedix Ltd., G-Sense Ltd. and L.N. Innovative Technologies. Mr. Bronfeld holds a B.A. in Economics from the Hebrew University.

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

Eyal Sheratzky.    Mr. Sheratzky has served as a director of Protalix Ltd. since 2005 and as our director since December 31, 2006. Mr. Sheratzky has served as a director of Ituran Location & Control, a publicly-traded company quoted on the Nasdaq, since 1995 and as a Co-Chief Executive Officer since 2003. Prior to such date, he served as an alternate Chief Executive Officer of Ituran from 2002 through 2003 and as Vice President of Business Development from 1999 through 2002. Mr. Sheratzky is the Chairman of the Board of Directors of Biocell and serves as a director of Moked Ituran Ltd. and of Ituran’s subsidiaries. From 1994 to 1999 he served as the Chief Executive Officer of Moked Services, Information and Investments Ltd. and as legal advisor to several of Ituran’s affiliated companies. Mr. Sheratzky holds LL.B and LL.M degrees from Tel Aviv University School of Law and an Executive M.B.A. degree from Kellogg University.

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

Yossi Maimon, CPA.    Mr. Maimon joined Protalix Ltd. on October 15, 2006 as its Chief Financial Officer and became our Vice President and Chief Financial Officer on December 31, 2006. Prior to joining Protalix, from 2002 to 2006, he served as the Chief Financial Officer of Colbar LifeScience Ltd., a biomaterial company focusing on aesthetics, where he led all of the corporate finance activities, fund raisings, and legal aspects of Colbar including the sale of Colbar to Johnson and Johnson. Prior to that, from 2000 to 2002, he served as the Chief Financial Officer of Way2Call Communications, Ltd., an Israeli start up company in the telecommunications field, where he led the fund raising efforts, accounting issues and business development activities. Prior to that, from 1998 to 2000, he served as the controller of PEC, a United States company publicly traded on the New York Stock Exchange, where he was responsible for reporting and compliance with the Commission and led the process of delisting and merging PEC into Discount Investment Bank. Mr. Maimon has a B.A. in accounting from the City University of New York and an M.B.A. from Tel Aviv University, and he is a Certified Public Accountant in the United States (New York State) and Israel.

Iftah Katz.    Mr. Katz joined our company on February 28, 2007 as our Vice President of Operations. Prior to joining our company, from July 1995 to through February 2007, Mr. Katz served as the Vice President, Pharmaceutical Technologies of Taro Pharmaceutical Industries Ltd., and, most recently, as its Vice President, Operational Excellence and Technology. Mr. Katz has over a decade of experience in the pharmaceutical industry specializing in the progression of products from developments stages to full scale commercial processes, including process development, manufacturing and overall validations and has experience across both bulk and finished dosage forms facilities. He brings significant experience to the design and start-up of cGMP manufacturing facilities and product launch processes. Mr. Katz holds an M.Sc. in Biotechnology and Food Engineering from the Technion-Israel Technology Institute and an M.B.A. from the Technion, Haifa as well as a B.A. in Biology, also from the Technion.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and holders of more than 10% of our common stock to file with the SEC reports regarding their ownership and changes in ownership of our equity securities. Curtis Lockshin, one of our former directors, failed to file a Form 3 upon his appointment to our Board of Directors. Otherwise, we believe that all Section 16 filings requirements were met during 2006. In making this statement, we have relied solely upon examination of the copies of Forms 3, 4 and 5 provided to us and the written representations of our former and current directors, officers, and 10% stockholders.

Audit Committee

We require that all Audit Committee members possess the required level of financial literacy and at least one member of the Committee meet the current standard of requisite financial management expertise as required by the American Stock Exchange and applicable Commission rules and regulations. Messrs. Toussia-Cohen, Buchris and Bar-Shalev have been appointed by the Board of Directors to serve on the Audit Committee.

Our Audit Committee operates under a formal charter that governs its duties and conduct.

All members of the Audit Committee are independent from our executive officers and management.

Our independent registered public accounting firm reports directly to the Audit Committee.

Our Audit Committee meets with management and representatives of our registered public accounting firm prior to the filing of officers’ certifications with the Commission to receive information concerning, among other things, effectiveness of the design or operation of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002.

Our Audit Committee has adopted a Policy for Reporting Questionable Accounting and Auditing Practices and Policy Prohibiting Retaliation against Reporting employees to enable confidential and anonymous reporting of improper activities to the Audit Committee.

Messrs. Toussia-Cohen and Bar-Shalev qualify as ‘‘audit committee financial experts’’ under the applicable rules of the Commission. In making the determination as to these individuals’ status as audit committee financial experts, our Board of Directors determined they have accounting and related financial management expertise within the meaning of the aforementioned rules, as well as the listing standards of the American Stock Exchange.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that includes provisions ranging from restrictions on gifts to conflicts of interest. All of our employees and directors are bound by this Code of Business Conduct and Ethics. Violations of our Code of Business Conduct and Ethics may be reported to the Audit Committee.

The Code of Business Conduct and Ethics includes provisions applicable to all of our employees, including senior financial officers and members of our Board of Directors and is posted on our website (www.protalix.com). We intend to post amendments to or waivers from any such Code of Business Conduct and Ethics.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

The primary goals of the Compensation Committee of our Board of Directors with respect to executive compensation are to attract and retain the most talented and dedicated executives possible, to tie annual and long-term cash and stock incentives to achievement of specified performance objectives, and to align executives’ incentives with shareholder value creation. To achieve these goals, the Compensation Committee intends to implement and maintain compensation plans that tie a portion of executives’ overall compensation to key strategic goals such as developments in our clinical path, the establishment of key strategic collaborations, the build-up of our pipeline and the strengthening of our financial position. The Compensation Committee evaluates individual executive performance with a goal of setting compensation at levels the committee believes are comparable with executives in other companies of similar size and stage of development operating in the biotechnology industry while taking into account our relative performance and our own strategic goals.

Elements of Compensation

Executive compensation consists of following elements:

Base Salary.    Base salaries for our executives are established based on the scope of their responsibilities taking into account competitive market compensation paid by other companies for similar positions. Generally, we believe that executive base salaries should be targeted near the median of the range of salaries for executives in similar positions with similar responsibilities at comparable companies. Base salaries are reviewed annually, and adjusted from time to time to realign salaries with market levels after taking into account individual responsibilities, performance and experience. For 2007, this review will take place during the second quarter, and the base salaries are set forth above under ‘‘Employment Agreements and Change in Control Arrangements.’’

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

Pursuant to each officer’s employment agreement, the executive officer is eligible for a discretionary annual bonus. The Compensation Committee determines the discretionary annual bonus paid to our executive officers, and the discretionary bonus awarded to certain officers in 2007 for performance in 2006. The actual amount of discretionary bonus is determined following a review of each executive’s individual performance and contribution to our strategic goals conducted during the first quarter of each fiscal year. The Compensation Committee has not fixed a minimum or a maximum amount for any officer’s annual discretionary bonus. During March 2007, the Compensation Committee awarded a total of approximately $219,000 to the Named Executive Officers for their performance during the year 2006. These bonuses were in recognition of the ongoing efforts of the Named Executive Officers in achieving our milestones regarding clinical developments, financial developments, and others.

Options.    Our 2006 Stock Option Plan authorizes us to grant options to purchase shares of common stock to our employees, directors and consultants. Our Compensation Committee is the administrator of the stock option plan. Stock option grants are generally made at the commencement of employment and following a significant change in job responsibilities or to meet other special retention or performance objectives. The Compensation Committee reviews and approves stock option awards to executive officers based upon a review of competitive compensation data, its assessment of individual performance, a review of each executive’s existing long-term incentives, and retention considerations. In 2006, our Named Executive Officers were awarded stock options in the amounts indicated under ‘‘Grants of Plan Based Awards’’. These grants included grants made in September and August, 2006, either as the first grant to one named executive upon commencement of employment or in recognition of exceptional contributions to our company relating to developments in the clinical path, and in connection with a merit-based grant to a large number of employees intended to encourage an ownership culture among our employees. The exercise price of stock options granted under the 2006 Stock Incentive Plan must be equal to at least 100% of the fair market value of our common stock on the date of grant; however, in certain circumstances, grants may be made at a lower price to Israeli grantees who are residents of the State of Israel.

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

Executive Compensation.    We refer to the ‘‘Summary Compensation Table’’ Section 11 below for information regarding the compensation earned during the fiscal year ended December 31, 2006 by our chief executive officer, our executive vice president research and development, our vice president product development and our chief financial officer. There are no other executive officers for 2006 whose total compensation exceeded $100,000 during that fiscal year other than those set forth below. We refer to our chief executive officer, our executive vice president research and development, our vice president product development and our chief financial officer as our ‘‘Named Executive Officers.’’

Compensation Committee Report

The above report of the Compensation Committee does not constitute soliciting material and shall not be deemed filed or incorporated by reference into any other filing by us under the Securities Act of 1933 or the Securities Exchange Act of 1934.

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis set forth below with our management. Based on this review and discussion, the Compensation Committee has recommended to our Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10 — K and our annual proxy statement on Schedule 14A.

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

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Award(s) ($)	Option Award(s) ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(1)	Total ($)
David Aviezer, Ph.D., MBA	2006	237,485	113,609	—	717,666	—	—	23,202	1,091,962
President and CEO(2)	2005	198,890	75,000	—	272,879	—	—	11,099	557,868
Yoseph Shaaltiel, Ph.D.	2006	177,658	31,953	—	7,684	—	—	33,521	250,816
Executive Vice President	2005	120,855	8,022	—	4,077	—	—	50,944	183,898
Einat Brill Almon, Ph.D.	2006	102,468	41,420	—	107,782	—	—	30,174	281,844
VP, Product Development	2005	79,818	3,915	—	67,824	—	—	34,207	185,764
Yossi Maimon, CPA(3)	2006	27,746	31,953	—	96,712	—	—	8,077	164,488
Chief Financial Officer	2005	—	—	—	—	—	—	—	—

(1)	Includes employer contributions to pension and/or insurance plans and other miscellaneous payments.
(2)	Dr. Aviezer served as Protalix Ltd.’s Chief Executive Officer on a consultancy basis until September 2006 pursuant to a Consulting Services Agreement between Protalix Ltd. and Agenda Biotechnology Ltd., a company wholly-owned by Dr. Aviezer.
(3)	Includes payments from October 15, 2006 only.

Iftah Katz joined our company as our Vice President, Operations, on February 28, 2007. Although Mr. Katz is not included in the Summary Compensation Table because he was not an executive officer of our company during fiscal year 2006, information about his employment agreement is included under ‘‘Employment Agreements and Change in Control Arrangements.’’

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

The following table summarizes the grant of awards made to Named Executive Officers during 2006 as of December 31, 2006.

GRANTS OF PLAN-BASED AWARDS

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All other Option Awards: Number of Securities Underlying Options (#)(2)	Exercise or Base Price of Option Awards ($/Sh) (3)	Grant Date fair Value of Stock and Option Awards ($)(4)
		Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)	(l)
David Aviezer			200,000(1)						977,297	0.972	855,955
Yossi Maimon									619,972	0.972	560,000
Yoseph Shaaltiel									—	—	—
Einat Brill Almon			140,000(5)						213,123	0.972	213,123

(1)	Represents bonuses to be paid according to Dr. Aviezer’s employment agreement upon achieving certain clinical milestones. In addition, non-defined bonuses may be granted to all of the above officers at the discretion of the Board of Directors.
(2)	Represents outstanding options at December 31, 2006.
(3)	Represents the range of the exercise price of the stock options.
(4)	Represents the fair value as recorded on the grant date of the stock options.
(5)	Represents specific bonuses to be paid to Dr. Brill Almon upon the achievement of certain clinical milestones.

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

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
David Aviezer	991,101	794,053	—	0.120 to 0.972	8/1/2013 to 9/10/2016	—	—	—	—
Yoseph Shaaltiel	244,324	—	—	0.001	6/30/2011	—	—	—	—
Einat Brill Almon	125,827	357,874	—	0.399 to 0.972	5/23/2006 to 8/13/2016	—	—	—	—
Yossi Maimon	—	619,972	—	0.972	9/19/2016	—	—	—	—

Mr. Halpryn and Mr. Weisberg received no awards in 2006 and are not included in the below table. Option exercises during 2006 and vested stock awards for Named Executive Officers as of December 31, 2006 were as follows:

OPTION EXERCISES AND STOCK VESTED

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Received on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Received on Vesting ($)
(a)	(b)	(c)	(d)	(e)
David Aviezer	794,054(1)	95,550	—	—
Yossi Maimon	—	—	—	—
Yoseph Shaaltiel	—	—	—	—
Einat Brill Almon	—	—	—	—

(1)	Represents exercise of stock options for ordinary shares of Protalix Ltd. during 2006.

Employment Agreements and Change in Control Arrangements

David Aviezer, Ph.D., MBA.    Dr. Aviezer originally served as Protalix Ltd.’s Chief Executive Officer on a consultancy basis pursuant to a Consulting Services Agreement between Protalix Ltd. and Agenda Biotechnology Ltd., a company wholly-owned by Dr. Aviezer. On September 11, 2006, Protalix Ltd. entered into an employment agreement with Dr. Aviezer pursuant to which he agreed to be employed as Protalix Ltd.’s President and Chief Executive Officer, which agreement supersedes the Consultancy Services Agreement. Dr. Aviezer currently serves as our President and Chief Executive Officer. Protalix Ltd. agreed to pay Dr. Aviezer a monthly base salary equal to NIS 80,000 (approximately $19,000) and an annual bonus at the Board’s discretion. The monthly salary is subject to cost of living adjustments from time to time. Dr. Aviezer is eligible to receive a substantial bonus in the event of certain public offerings or acquisition transactions, which bonus shall be at the discretion of the Board, and certain specified bonuses in the event Protalix achieves certain specified milestones. In connection with the employment agreement, in addition to other options already held by Dr. Aviezer, Protalix Ltd. granted to Dr. Aviezer options to purchase 16,000 ordinary shares of Protalix Ltd. at an exercise price equal to $59.40 per share, which we assumed as options to purchase 977,297 shares of our common stock at $0.97 per share. Such options vest quarterly retroactively from June 1, 2006, over a four-year period. The employment agreement is terminable by either party on 90 days’ written notice for any reason and we may terminate the agreement for cause without notice. Dr. Aviezer is entitled to be insured by Protalix Ltd. under a Manager’s Policy in lieu of severance, company contributions towards vocational studies, annual recreational allowances, a company car, and a company phone. Dr. Aviezer is entitled to 24 working days of vacation. All stock options that have not vested as of the date of termination shall be deemed to have expired.

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

Yossi Maimon, CPA.    Mr. Maimon joined Protalix Ltd. as its Chief Financial Officer pursuant to an employment agreement effective as of October 15, 2006 by and between Protalix Ltd. and Mr. Maimon and currently serves as our Chief Financial Officer. Pursuant to the employment agreement, Protalix Ltd. agreed to pay Mr. Maimon a monthly base salary equal to NIS 45,000 (approximately $10,600) and an annual discretionary bonus and additional discretionary bonuses in the event Protalix achieves significant financial milestones, subject to the Board’s sole discretion. The monthly salary is subject to cost of living adjustments from time to time. In connection with the employment agreement, Protalix agreed to grant to Mr. Maimon options to purchase 10,150 ordinary shares of Protalix Ltd. at an exercise price equal to $59.40 per share, which we assumed as options to purchase 619,972 shares of our common stock at $0.97 per share. The first 25% of such options shall vest on the first anniversary of the grant date and the remainder shall vest quarterly in 12 equal increments. The employment agreement is terminable by either party on 60 days’ written notice for any reason and we may terminate the agreement for cause without notice. Mr. Maimon is entitled to be insured by Protalix Ltd. under a Manager’s Policy in lieu of severance, company contributions towards vocational studies, annual recreational allowances, a company car, and a company phone. Mr. Maimon is entitled to 24 working days of vacation. All stock options that have not vested as of the date of termination shall be deemed to have expired.

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

Our 2006 Stock Incentive Plan provides for the grant of stock options, restricted stock, restricted stock units, stock appreciation rights and dividend equivalent rights, collectively referred to as ‘‘awards.’’ Stock options granted under the 2006 Stock Incentive Plan may be either incentive stock options under the provisions of Section 422 of the Internal Revenue Code, or non-qualified stock options. Incentive stock options may be granted only to employees. Awards other than incentive stock options may be granted to employees, directors and consultants. The 2006 Stock Incentive Plan is also in compliance with the provisions of the Israeli Income Tax Ordinance New Version, 1961 (including as amended pursuant to Amendment 132 thereto) and is intended to enable us to grant awards to grantees who are Israeli residents as follows: (i) awards to employees pursuant to Section 102 of the Tax Ordinance (definition refers only to employees, office holders and directors of our company or a related entity excluding those who are considered ‘‘Controlling Shareholders’’ pursuant to the Tax Ordinance); and (ii) awards to non-employees pursuant to Section 3(I) of the Tax Ordinance. In accordance with the terms and conditions imposed by the Tax Ordinance, grantees who receive awards under the 2006 Stock Incentive Plan may be afforded certain tax benefits in Israel as described below.

Our Board of Directors or the Compensation Committee, referred to as the ‘‘plan administrator,’’ will administer our 2006 Stock Incentive Plan, including selecting the grantees, determining the number of shares to be subject to each award, determining the exercise or purchase price of each award, and determining the vesting and exercise periods of each award.

The exercise price of stock options granted under the 2006 Stock Incentive Plan must be equal to at least 100% of the fair market value of our common stock on the date of grant; however, in certain circumstances, grants may be made at a lower price to Israeli grantees who are residents of the State of Israel. If, however, incentive stock options are granted to an employee who owns stock possessing more than 10% of the voting power of all classes of our stock or the stock of any parent or subsidiary of our company, the exercise price of any incentive stock option granted must equal at least 110% of the fair market value on the grant date and the maximum term of these incentive stock options must not exceed five years. The maximum term of all other awards must not exceed 10 years. The plan administrator will determine the exercise or purchase price (if any) of all other awards granted under the 2006 Stock Incentive Plan.

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

In the event the service of a participant in the 2006 Stock Incentive Plan is terminated for any reason other than cause, disability or death, the participant may exercise awards that were vested as of the termination date for a period ending upon the earlier of 12 months or the expiration date of the awards unless otherwise determined by the plan administrator.

In the event of a corporate transaction or a change of control, all awards will terminate unless assumed by the successor corporation. Unless otherwise provided in a participant’s award agreement, in the event of a corporate transaction for the portion of each award that is assumed or replaced, then such award will automatically become fully vested and exercisable immediately upon termination of a participant’s service if the participant is terminated by the successor company or us without cause within 12 months after the corporate transaction. For the portion of each award that is not assumed or replaced, such portion of the award will automatically become fully vested and exercisable immediately prior to the effective date of the corporate transaction so long as the participant’s service has not been terminated prior to such date.

In the event of a change in control, except as otherwise provided in a participant’s award agreement, following a change in control (other than a change in control that also is a corporate transaction) and upon the termination of a participant’s service without cause within 12 months after a change in control, each award of such participant that is outstanding at such time will automatically become fully vested and exercisable immediately upon the participant’s termination.

Under our 2006 Stock Incentive Plan, a corporate transaction is generally defined as:

•	a merger or consolidation in which we are not the surviving entity, except for the principal purpose of changing our company’s state of incorporation;

•	the sale, transfer or other disposition of all or substantially all of our assets;

•	the complete liquidation or dissolution of our company;

•	any reverse merger in which we are the surviving entity but our shares of common stock outstanding immediately prior to such merger are converted or exchanged by virtue of the merger into other property, whether in the form of securities, cash or otherwise, or in which securities possessing more than forty percent (40%) of the total combined voting power of our outstanding securities are transferred to a person or persons different from those who held such securities immediately prior to such merger; or

•	acquisition in a single or series of related transactions by any person or related group of persons of beneficial ownership of securities possessing more than fifty percent (50%) of the total combined voting power of our outstanding securities but excluding any such transaction or series of related transactions that the plan administrator determines not to be a corporate transaction (provided however that the plan administrator shall have no discretion in connection with a corporate transaction for the purchase of all or substantially all of our shares unless the principal purpose of such transaction is changing our company’s state of incorporation).

Under our 2006 Stock Incentive Plan, a change of control is defined as:

•	the direct or indirect acquisition by any person or related group of persons of beneficial ownership of securities possessing more than fifty percent (50%) of the total combined voting power of our outstanding securities pursuant to a tender or exchange offer made directly to our shareholders and which a majority of the members of our board (who have generally been on our board for at least 12 months) who are not affiliates or associates of the offeror do not recommend shareholders accept the offer; or

•	a change in the composition of our board over a period of 12 months or less, such that a majority of our board members ceases, by reason of one or more contested elections for board membership, to be comprised of individuals who were previously directors of our company.

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

Compensation of Directors

The following table sets forth information with respect to compensation of our directors during fiscal year 2006. The fees to our current directors were paid by Protalix Ltd. Prior to the merger,

Protalix Ltd. compensated only certain of its directors, which compensation was limited to the granting of options under its employee stock option plan. The ‘‘former directors’’ were our directors prior to the consummation of the merger.

Name	Fees Earned or Paid in Cash ($)	Stock Award ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Current Directors
Eli Hurvitz(1)	36,000	—	2,124,087	—	—	—	2,160,087
Phillip Frost, M.D.(2)		—	—	—	—	—	—
Pinhas Barel Buchris	—	—	—	—	—	—	—
Amos Bar-Shalev	—	—	—	—	—	—	—
Zeev Bronfeld	—	—	—	—	—	—	—
Jane H. Hsiao, Ph.D., MBA(2)	—	—	—	—	—	—	—
Eyal Sheratzky	—	—	—	—	—	—	—
Sharon Toussia-Cohen	—	—	—	—	—	—	—
Former Directors	—	—	—	—	—	—	—
Glenn L. Halpryn	3,600	—	—	—	—	—	3,600
Curtis Lockshin	2,400	—	—	—	—	—	2,400
Alan J. Weisberg	3,600	—	—	—	—	—	3,600
Noah M. Silver	3,600	—	—	—	—	—	3,600

(1)	Represents amounts paid to Pontifax Management Company, Ltd. pursuant to a management consulting agreement.
(2)	Includes options granted on December 31, 2006 with no benefit at the date of the grant because the options were not yet vested.

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

The address for all directors and officers is c/o Protalix BioTherapeutics, Inc., 2 Snunit Street, Science Park, POB 455, Carmiel, Israel, 20100.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percentage of Class
Board of Directors and Executive Officers
Eli Hurvitz	5,569,739	(1)	8.2%
Phillip Frost, M.D.	9,766,273	(2)	14.9
David Aviezer, Ph.D., MBA	1,052,182	(3)	1.6
Yoseph Shaaltiel, Ph.D.	3,188,431	(4)	4.8
Pinhas Barel Buchris	—		—
Amos Bar-Shalev	6,186,046	(5)	9.4
Zeev Bronfeld	14,466,319	(6)	22.0
Jane H. Hsiao, Ph.D., MBA	1,134,060		1.7
Eyal Sheratzky	14,466,319	(7)	22.0
Sharon Toussia-Cohen	6,556,381	(8)	10.0
Einat Brill Almon, Ph.D.	199,979	(9)		*
Yossi Maimon	—		—
All executive officers and directors as a group (12 persons)	48,119,410	(10)	68.9
5% Holders
Biocell Ltd.	14,466,319	(11)	22.0
Pontifax G.P. Ltd.	5,569,739	(12)	8.2
Techno-Rov Holdings (1993) Ltd.	6,186,046	(13)	9.4
Marathon Investments Ltd.	6,556,381	(14)	10.0
Frost Gamma Investment Trust	9,766,273	(15)	14.9

*	less than 1%.
(1)	Consists of 2,659,550 shares of our common stock held by Pontifax (Cayman) L.P., 1,378,278 of which shares are owned of record and 1,281,272 of which shares are issuable upon exercise of options that are exercisable within 60 days of March 15, 2007, and 2,910,188 shares of our common stock held by Pontifax (Israel) L.P., 1,508,169 of which shares are owned of record and 1,402,019 of which shares are issuable upon exercise of options that are exercisable within 60 days of March 15, 2007. Mr. Hurvitz is the chairman of Pontifax G.P. Ltd.
(2)	The shares are owned by Frost Gamma Investments Trust of which Frost Gamma, L.P. is the sole and exclusive beneficiary. Dr. Phillip Frost is the sole limited partner of Frost Gamma, L.P. The general partner of Frost Gamma, L.P. is Frost Gamma, Inc. and the sole shareholder of Frost Gamma, Inc., is Frost-Nevada Corporation. Dr. Frost is also the sole shareholder of Frost-Nevada Corporation.
(3)	Includes 1,052,182 shares of common stock issuable upon exercise of outstanding options within 60 days of March 15, 2007.
(4)	Includes 244,324 shares of our common stock issuable upon exercise of outstanding options within 60 days of March 15, 2007.
(5)	Consists of 6,186,046 shares of our common stock held by Techno-Rov Holdings (1993) Ltd.

Mr. Bar-Shalev is the manager of Techno-Rov Holdings and has the power to control its investment decisions. Mr. Bar-Shalev disclaims beneficial ownership of these shares.
(6)	Consists of 14,466,319 shares of our common stock held by Biocell Ltd. Mr. Bronfeld is a director and Chief Executive Officer of Biocell. Mr. Bronfeld disclaims beneficial ownership of these shares.
(7)	Consists of 14,466,319 shares of our common stock held by Biocell Ltd. Mr. Sheratzky is the Chairman of the Board of Biocell. Mr. Sheratzky disclaims beneficial ownership of these shares.
(8)	Consists of 6,556,381 shares of our common stock held by Marathon Investments Ltd. Mr. Toussia-Cohen is a director and Chief Executive Officer of Marathon Investments Ltd. Mr. Toussia-Cohen disclaims beneficial ownership of these shares.
(9)	Consists of 199,979 shares of our common stock issuable upon exercise of outstanding options within 60 days of March 15, 2007.
(10)	Includes of 4,179,777 shares of our common stock issuable upon exercise of warrants or options, as applicable, within 60 days of March 15, 2007.
(11)	The address is Moshe Aviv Tower, 7 Jabotinsky Street, Ramat Gan, Israel. Biocell Ltd.’s investment and voting decisions are made collectively by its Board of Directors.
(12)	The address of Pontifax (Israel) L.P. and Pontifax (Cayman) L.P. is 8 Hamanofim St. Herzliya 46725, Israel. Consists of 2,659,550 shares of our common stock held by Pontifax (Cayman) L.P., 1,378,278 of which shares are owned of record and 1,281,272 of which shares are issuable upon exercise of options that are exercisable within 60 days of March 15, 2007, and 2,910,188 shares of our common stock held by Pontifax (Israel) L.P., 1,508,169 of which shares are owned of record and 1,402,019 of which shares are issuable upon exercise of options that are exercisable within 60 days of March 15, 2007. Pontifax (Cayman) L.P. and Pontifax (Israel) L.P. are governed by Pontifax Management L.P. Pontifax G.P. Ltd. is the general partner of Pontifax Management L.P. Pontifax G.P. Ltd.’s investment and voting decisions are made collectively by its Board of Directors.
(13)	The address is Alrov Tower, 46 Rothschild Blvd., Tel Aviv. Mr. Amos Bar-Shalev is the manager of Techno-Rov Holdings (1993) Ltd. and has the power to control its investment decisions.
(14)	The address is 7 Hanagar Street, Holon, Israel. Marathon Investments Ltd.’s investment and voting decisions are made collectively by its Board of Directors.
(15)	The address is 4400 Biscayne Blvd., Miami, Florida 33137. Frost Gamma, L.P. is the sole and exclusive beneficiary of Frost Gamma Investments Trust. Dr. Phillip Frost is the sole limited partner of Frost Gamma, L.P. The general partner of Frost Gamma, L.P. is Frost Gamma, Inc. and the sole shareholder of Frost Gamma, Inc. is Frost-Nevada Corporation. Dr. Frost is also the sole shareholder of Frost-Nevada Corporation.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

In September 2006, we entered into a Collaboration and Licensing Agreement with Teva for the development and manufacture of two proteins, to be identified by Teva using our ProCellEx protein expression system. These proteins are not part of our current product development pipeline. We have launched preliminary feasibility studies with respect to one protein under the agreement and we expect to launch feasibility studies with respect to the second protein before the end of 2007. Pursuant to the agreement, we have agreed to collaborate on the research and development of the two proteins utilizing our ProCellEx protein expression system. If the research and preclinical development efforts for either protein are successful and if Teva elects to pursue clinical trials for the development of either protein through our ProCellEx protein expression system, we have agreed to grant to Teva an exclusive license to commercialize the products developed based on the protein in return for royalty and milestone payments payable upon the achievement of certain pre-defined goals. We will retain certain exclusive manufacturing rights with respect to the active pharmaceutical ingredient of the proteins following the first commercial sale of a licensed product under the agreement and other rights.

Corporate Governance and Independent Directors

Our common stock began trading on the American Stock Exchange under the ticker symbol ‘‘PLX’’ on March 12, 2007. In compliance with the listing requirements of the American Stock Exchange, we have begun operating with a comprehensive plan of corporate governance for the purpose of defining responsibilities, setting high standards of professional and personal conduct and assuring compliance with such responsibilities and standards. We currently regularly monitor developments in the area of corporate governance to ensure we are be in compliance with the standards and regulations required by the American Stock Exchange. A summary of our corporate governance measures follows.

Independent Directors

We believe a majority of the members of our Board of Directors are independent from management. When making determinations from time to time regarding independence, the Board of Directors will reference the listing standards adopted by the American Stock Exchange as well as the independence standards set forth in the Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated by the SEC under that Act. In particular, our Audit Committee periodically evaluates and reports to the Board of Directors on the independence of each member of the Board. We anticipate our audit committee will analyze whether a director is independent by evaluating, among other factors, the following:

•	Whether the member of the Board of Directors has any material relationship with us, either directly, or as a partner, shareholder or officer of an organization that has a relationship with us;

•	Whether the member of the Board of Directors is a current employee of our company or our subsidiaries or was an employee of our company or our subsidiaries within three years preceding the date of determination;

•	Whether the member of the Board of Directors is, or in the three years preceding the date of determination has been, affiliated with or employed by (i) a present internal or external auditor of our company or any affiliate of such auditor, or (ii) any former internal or external auditor of our company or any affiliate of such auditor, which performed services for us within three years preceding the date of determination;

•	Whether the member of the Board of Directors is, or in the three years preceding the date of determination has been, part of an interlocking directorate, in which any of our executive officers serve on the Compensation Committee of another company that concurrently employs the member as an executive officer;

•	Whether the member of the Board of Directors receives any compensation from us, other than fees or compensation for service as a member of the Board of Directors and any committee of the Board of Directors and reimbursement for reasonable expenses incurred in connection with such service and for reasonable educational expenses associated with Board of Directors or committee membership matters;

•	Whether an immediate family member of the member of the Board of Directors is a current executive officer of our company or was an executive officer of our company within three years preceding the date of determination;

•	Whether an immediate family member of the member of the Board of Directors is, or in the three years preceding the date of determination has been, affiliated with or employed in a professional capacity by (i) a present internal or external auditor of ours or any of our affiliates or (ii) any former internal or external auditor of our company or any affiliate of ours which performed services for us within three years preceding the date of determination; and

•	Whether an immediate family member of the member of the Board of Directors is, or in the three years preceding the date of determination has been, part of an interlocking directorate, in which any of our executive officers serve on the Compensation Committee of another company that concurrently employs the immediate family member of the member of the Board of Directors as an executive officer.

The above list is not exhaustive and we anticipate that the Audit Committee will consider all other factors which could assist it in its determination that a director will have no material relationship with us that could compromise that director’s independence.

Under these standards, our Board of Directors has determined that Dr. Hsiao and Messrs. Bar-Shalev, Toussia-Cohen and Buchris are considered ‘‘independent’’ pursuant to the rules of the American Stock Exchange and Section 10A(m)(3) of the Securities Exchange Act of 1934, as amended. In addition, our Board has determined that at least two of these members of the Board of Directors are able to read and understand fundamental financial statements and have substantial business experience that results in their financial sophistication, qualifying them for membership on any audit committee we form. Our Board of Directors has also determined that Dr. Hsiao and Messrs. Bronfeld, Bar-Shalev, Toussia-Cohen, Sheratzky and Buchris are ‘‘independent’’ pursuant to the rules of the American Stock Exchange.

Our non-management directors hold formal meetings, separate from management, at least twice per year. We have no formal policy regarding attendance by our directors at annual shareholders meetings, although we encourage such attendance and anticipate most of our directors will attend these meetings. We did not hold an annual shareholders meeting in 2006.

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

PART IV

Item 15.    Exhibits and Financial Statement Schedules

The following documents are filed as part of this Annual Report on Form 10-K/A:

1.    Financial Statements.    The following Consolidated Financial Statements of Protalix BioTherapeutics, Inc. are included in Item 8 of this Annual Report on Form 10-K/A:

2.    Financial Statement Schedule.    Financial statement schedules have been omitted since they are either not required, are not applicable or the required information is shown in the consolidated financial statements or related notes.

3.    Exhibits.

Exhibit Number	Exhibit Description	Method of Filing
3.1	Amended and Restated Articles of Incorporation of the Company	Incorporated by reference to the Company’s Registration Statement on Form S-4 filed on March 26, 1998, SEC File No. 333-48677
3.2	Article of Amendment to Articles of Incorporation dated June 9, 2006	Incorporated by reference to the Company’s Registration Statement on Form 8-A filed on March 9, 2007, SEC File No. 001-33357
3.3	Article of Amendment to Articles of Incorporation dated December 13, 2006	Incorporated by reference to the Company’s Registration Statement on Form 8-A filed on March 9, 2007, SEC File No. 001-33357
3.4	Article of Amendment to Articles of Incorporation dated December 26, 2006	Incorporated by reference to the Company’s Registration Statement on Form 8-A filed on March 9, 2007, SEC File No. 001-33357
3.5	Article of Amendment to Articles of Incorporation dated February 26, 2007	Incorporated by reference to the Company’s Registration Statement on Form 8-A filed on March 9, 2007, SEC File No. 001-33357
3.6	Bylaws of the Company, as amended	Incorporated by reference to the Company’s Registration Statement on Form S-4 filed on March 26, 1998, SEC File No. 333-48677
4.1	Form of Warrant	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 8, 2007

Exhibit Number	Exhibit Description	Method of Filing
10.1	2006 Stock Incentive Plan	Filed herewith
10.2	Employment Agreement between Protalix Ltd. and Yoseph Shaaltiel, dated as of September 1, 2004	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 8, 2007
10.3	Employment Agreement between Protalix Ltd. and Einat Almon, dated as of December 19, 2004	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 8, 2007
10.4	Employment Agreement between Protalix Ltd. and David Aviezer, dated as of September 11, 2006	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 8, 2007
10.5	Employment Agreement between Protalix Ltd. and Yossi Maimon, dated as of October 15, 2006	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 8, 2007
10.6†	License Agreement entered into as of April 12, 2005, by and between Icon Genetics AG and Protalix Ltd.	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 8, 2007
10.7†	Research and License Agreement between Yeda Research and Development Company Limited and Protalix Ltd. dated as of March 15, 2006	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 8, 2007
10.8†	Agreement between Teva Pharmaceutical Industries Ltd. and Protalix Ltd., dated September 14, 2006	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 8, 2007
10.9	Lease Agreement between Protalix Ltd. and Angel Science Park (99) Ltd., dated as of October 28, 2003 as amended on April 18, 2005	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 8, 2007
10.10	Merger Agreement and Plan of Reorganization made and entered into as of August 21, 2006, by and among the Registrant, Protalix Acquisition Co., Ltd. and Protalix Ltd.	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 8, 2007
10.11	Stock Option Award Agreement by and between the Registrant and Phillip Frost, dated as of December 31, 2006	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 30, 2007
10.12	Stock Option Award Agreement by and between the Registrant and Jane Hsiao, dated as of December 31, 2006	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 30, 2007
10.13	Stock Option Award Agreement grant by and between the Registrant and Steven Rubin, dated as of December 31, 2006	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 30, 2007

Exhibit Number	Exhibit Description	Method of Filing
10.14	First Amendment to the December 31, 2006 Stock Option Award Agreement by and between the Registrant and Phillip Frost, effective as of February 28, 2007	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 30, 2007
10.15	First Amendment to the December 31, 2006 Stock Option Award Agreement by and between the Registrant and Jane Hsiao, effective as of February 28, 2007	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 30, 2007
10.16	First Amendment to the December 31, 2006 Stock Option Award Agreement by and between the Registrant and Steven Rubin, effective as of February 28, 2007	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 30, 2007
10.17	Employment Agreement between Protalix Ltd. and Iftah Katz, effective as of February 28, 2007	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 30, 2007
21.1	Subsidiaries	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 30, 2007
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Certification of Chief Executive Officer	Filed herewith
32.2	18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Certification of Chief Financial Officer	Filed herewith

†	Portions of this exhibit were omitted and have been filed separately with the Secretary of the Securities and Exchange Commission pursuant to the Registrant’s application requesting confidential treatment under Rule 406 of the Securities Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of July 13, 2007.

PROTALIX BIOTHERAPEUTICS, INC.
By:	/s/ David Aviezer
David Aviezer, Ph.D.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David Aviezer	President, Chief Executive Officer (Principal Executive Officer) and Director	July 13, 2007

David Aviezer, Ph.D.

/s/ Yossi Maimon	Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)	July 13, 2007

Yossi Maimon

/s/ *	Executive VP, Research and Development and Director	July 13, 2007

Yoseph Shaaltiel, Ph.D.

/s/ *	Chairman of the Board	July 13, 2007

Eli Hurvitz

/s/ *	Director	July 13, 2007

Phillip Frost, M.D.

/s/ *	Director	July 13, 2007

Amos Bar-Shalev

/s/ *	Director	July 13, 2007

Zeev Bronfeld

/s/ Yodfat Harel Gross	Director	July 13, 2007

Yodfat Harel Gross

/s/ *	Director	July 13, 2007

Jane H. Hsiao, Ph.D.

/s/ *	Director	July 13, 2007

Eyal Sheratzky

/s/ *	Director	July 13, 2007

Sharon Toussia-Cohen

* By: /s/ David Aviezer
                David Aviezer

PROTALIX BIOTHERAPEUTICS, INC.
(Formerly Orthodontix, Inc.)
(A development stage company)
CONSOLIDATED FINANCIAL STATEMENTS

Page
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-2
FINANCIAL STATEMENTS
Consolidated Balance Sheets as of December 31, 2005, and 2006	F-3
Consolidated Statements of Operations for the years ended December 31, 2004, 2005, and 2006, and for the period from December 27, 1993 (Incorporation), through December 31, 2006	F-4
Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2004, 2005, and 2006, and for the period from December 27, 1993 (Incorporation), through December 31, 2006	F-5
Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2005, and 2006, and for the period from December 27, 1993 (Incorporation), through December 31, 2006	F-6
Notes to Consolidated Financial Statements	F-8

The dollar amounts are stated in U.S. dollars ($)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders of

PROTALIX BIOTHERAPEUTICS, INC. (Formerly Orthodontix, Inc.)

(A Development stage company)

We have audited the consolidated balance sheets of Protalix BioTherapeutics, Inc. (the ‘‘Company’’) and its subsidiary as of December 31, 2006 and 2005 and the consolidated statements of operations, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2006 and for the period from December 27, 1993 (date of Company’s incorporation) through December 31, 2006. These financial statements are the responsibility of the Company’s Board of Directors and management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

/s/ Kesselman & Kesselman Kesselman & Kesselman
Tel-Aviv, Israel March 30, 2007	Certified Public Accountant (Isr.) A member of PricewaterhouseCoopers International Limited

PROTALIX BIOTHERAPEUTICS, INC.
(A development stage company)
CONSOLIDATED BALANCE SHEETS
(U.S. dollars in thousands, except shares and per share amounts)

	December 31,
	2005	2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,741	$15,378
Deposit		7,577
Accounts receivable	254	1,336
Total current assets	4,995	24,291
FUNDS IN RESPECT OF EMPLOYEE RIGHTS UPON RETIREMENT	195	293
PROPERTY AND EQUIPMENT, NET	2,035	2,404
Total assets	$7,225	$26,988
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accruals:
Trade	$426	$892
Other	419	1,376
Total current liabilities	845	2,268
LONG-TERM LIABILITY:
Liability for employee rights upon retirement	285	436
Total long-term liabilities	285	436
Total liabilities	1,130	2,704
COMMITMENTS
SHAREHOLDERS’ EQUITY*:
Convertible preferred shares, 0.01 NIS par value:
Authorized – as of December 31, 2005 – 773,532 and no shares as of December 31, 2006; Issued and outstanding – as of December 31, 2005 398,227, and no shares as of December 31, 2006	1
Common Stock, $0.001 par value:
Authorized – as of the December 31, 2005 and 2006 100,000,000 and 150,000,000 shares, respectively; Issued and outstanding – as of December 31, 2005 and 2006 18,801,527 and 61,781,765 shares, respectively	19	62
Additional paid-in capital	16,170	44,379
Warrants	1,027	355
Deficit accumulated during the development stage	(11,122)	(20,512)
Total shareholders’ equity	6,095	24,284
Total liabilities and shareholders’ equity	$7,225	$26,988

*	See Note 1a.

The accompanying notes are an integral part of the consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.
(A development stage company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(U.S. dollars in thousands, except shares and per share amounts)

	Year ended December 31,			Period from December 27, 1993* through December 31, 2006
	2004	2005	2006
REVENUES	$430	$150		$830
COST OF REVENUES	120	35		206
GROSS PROFIT	310	115		624
RESEARCH AND DEVELOPMENT EXPENSES	2,493	4,708	$6,997	17,661
Less – grants	(573)	(935)	(1,751)	(5,116)
	1,920	3,773	5,246	12,545
GENERAL AND ADMINISTRATIVE EXPENSES	807	2,131	4,525	8,996
OPERATING LOSS	2,417	5,789	9,771	20,917
FINANCIAL EXPENSES
(INCOME) – NET	4	(43)	(344)	(368)
NET LOSS BEFORE CHANGE IN ACCOUNTING PRINCIPLE	2,421	5,746	9,427	20,549
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE			(37)	(37)
NET LOSS FOR THE PERIOD	$2,421	$5,746	$9,390	$20,512
NET LOSS PER SHARE OF COMMON STOCK – BASIC:
Prior to cumulative effect of change in accounting principle	$0.13	$0.31	$0.32
Cumulative effect of change in accounting principle			**
	$0.13	$0.31	$0.32
NET LOSS PER SHARE OF COMMON STOCK – DILUTED:
Prior to cumulative effect of change in accounting principle	$0.13	$0.31	$0.32
Cumulative effect of change in accounting principle			**
	$0.13	$0.31	$0.32
WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK USED IN COMPUTING LOSS PER COMMON STOCK:
Basic	18,801,527	18,801,527	29,300,987
Diluted	18,801,527	18,801,527	29,300,987

*	Incorporation date, see Note 1a.
**	Represents an amount less than $0.01.

The accompanying notes are an integral part of the consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.
(A development stage company)
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(U.S. dollars in thousands, except share data)

	Common Stock	Convertible preferred shares	Common Stock	Convertible preferred Shares	Warrants	Additional paid-in Capital	Deficit accumulated during development stage	Total
	Number of shares		Amount
Beginning balance – December 27, 1993(1)
Changes during the period from December 27, 1993 through December 31, 2003:
Ordinary and convertible preferred A shares issued for cash (net of issuance costs of $124)	18,801,527	190,486	19	*		2,899		2,918
Share-based compensation	—	—	—	—		331	—	331
Net Loss	—	—	—	—		—	(2,955)	(2,955)
Balance at December 31, 2003	18,801,527	190,486	19	*		3,230	(2,955)	294
Changes during 2004:
Convertible preferred B shares issued for cash (net of issuance costs of $216)	—	100,523	—	1		3,283	—	3,284
Share-based compensation	—	—	—	—		318	—	318
Net Loss	—	—	—	—		—	(2,421)	(2,421)
Balance at December 31, 2004	18,801,527	291,009	19	1		6,831	(5,376)	1,475
Changes during 2005:
Convertible preferred B and C shares and warrants issued for cash (net of issuance costs of $192)	—	107,218	—	*	1,027	7,452	—	8,479
Share-based compensation	—	—	—	—	—	1,887	—	1,887
Net Loss	—	—	—	—	—	—	(5,746)	(5,746)
Balance at December 31, 2005	18,801,527	398,227	19	1	1,027	16,170	(11,122)	6,095
Changes during 2006:
Common Stock and warrants issued for cash (net of issuance costs of $236) (see Note 6i)	10,054,600	—	10	—	355	14,522	—	14,887
Merger with a wholly owned subsidiary of Orthodontix, Inc. (net of issuance cost of $642)(2)	583,086	—	1	—	—	240	—	241
Exercise of options granted to employees and non – employees	2,670,403	847	3		—	394	—	397
Share-based compensation	—		—			3,421	—	3,421
Conversion of convertible preferred shares into Common Stock (see Note 6b)(3)	24,375,870	(399,074)	24	(1)	—	(23)	—	—
Change in accounting principle	—	—	—	—	—	(37)	37	—
Expiration of warrants(4)	—	—	—	—	(34)	34	—	—
Exercise of warrants(5)	5,296,279	—	5	—	(993)	9,658	—	8,670
Net Loss	—	—	—	—	—	—	(9,427)	(9,427)
Balance at December 31, 2006	61,781,765	—	62	—	355	44,379	(20,512)	24,284

(1)	Incorporation date, see Note 1a.
(2)	Upon the Merger consummated in December 2006, which has been accounted for as a reverse acquisition, the holders of capital stock of the Company prior to the Merger retained 583,086 shares of Common Stock (out of 150,000,000 authorized shares). See Note 6.
(3)	Conversion of 399,074 convertible preferred shares prior to the Merger, and exchange of resulting 399,074 shares for Common Stock at an exchange rate of approximately 61.08 for 1. See Note 6c.
(4)	Expiration of 2,977 warrants (without giving effect to the exchange) immediately prior to the Merger.
(5)	Exercise of warrants prior to the Merger, and exchange of resulting 86,709 shares for Common Stock at an exchange rate of approximately 61.08 for 1. See Note 6j.
*	Represents an amount less than $1.

The accompanying notes are an integral part of the consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.
(A development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in thousands)

	Year ended December 31,			Period from December 27, 1993* through December 31, 2006
	2004	2005	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(2,421)	$(5,746)	$(9,390)	$(20,512)
Adjustments required to reconcile net loss to net cash used in operating activities:
Cumulative effect of change in accounting principle	—	—	(37)	(37)
Share based compensation	297	1,887	3,421	5,936
Depreciation and impairment of fixed assets	123	311	502	1,180
Interest expense (income), net	26	(28)
Changes in accrued liability for employee rights upon retirement	67	79	151	436
Loss (gain) on amounts funded in respect of employee rights upon retirement	2	(4)	(7)	(47)
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(534)	412	(1,031)	(1,285)
Increase (decrease) in accounts payable and accruals	691	(117)	1,300	2,104
Net cash used in operating activities	$(1,749)	$(3,206)	$(5,091)	$(12,225)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	$(1,291)	$(844)	$(842)	$(3,487)
Investment grant received in respect of fixed assets	—	—	—	38
Investment in restricted cash deposit	—	—	(47)	(47)
Amounts funded in respect of employee rights upon retirement	(48)	(83)	(108)	(403)
Amounts paid in respect of employee rights upon retirement	3	24	17	157
Net cash used in investing activities	$(1,336)	$(903)	$(980)	$(3,742)
CASH FLOWS FROM FINANCING ACTIVITIES:
Loan and convertible bridge loan received	$800			$2,145
Repayment of loan	—	$(1,000)		(1,000)
Issuance of shares and warrants	2,546	8,373	$14,877	28,369
Exercise of options			1,490	1,490
Merger with a wholly owned subsidiary of Orthodontix, Inc.			341	341
Net increase (decrease) in short-term bank credit	(45)
Net cash provided by financing activities	$3,301	$7,373	$16,708	$31,345
NET INCREASE IN CASH AND CASH EQUIVALENTS	216	3,264	10,637	15,378
BALANCE OF CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,261	1,477	4,741
BALANCE OF CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,477	$4,741	$15,378	$15,378
SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for interest	$2	$65	**	$80

	Year ended December 31,			Period from December 27, 1993* through December 31, 2006
	2004	2005	2006
SUPPLEMENTARY INFORMATION ON INVESTING AND FINANCING ACTIVITIES NOT INVOLVING CASH FLOWS
Conversion of convertible bridge loan into shares	$800			1,145
Purchase of property and equipment	$284	$106	$135	$135
Issuance cost not yet paid and accruals – other	$121	$15	$5	$5
Exercise of warrants (see Note 6j)			$7,577	$7,577
Consultants’ and director credit balance converted into shares	$80			$80
Issuance cost not yet paid	$21			$21
Merger with a wholly owned subsidiary of Orthodontix Inc:
Prepaid expenses			$4	$4
Issuance cost setoff against accounts payable			$104	$104

*	Incorporation date, see Note 1a.
**	Represents an amount less than $1.

The accompanying notes are an integral part of the consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands)

NOTE 1 — SIGNIFICANT ACCOUNTING POLICIES

a.	Operation

On December 31, 2006, Protalix BioTherapeutics, Inc. (formerly Orthodontix, Inc.) (hereinafter, the ‘‘Company’’) consummated the acquisition of Protalix Ltd., a privately-held Israeli biotechnology company incorporated on December 27, 2003, by the merger (the ‘‘Merger’’) of its wholly owned subsidiary, Protalix Acquisition Co., Ltd., with Protalix Ltd. (the ‘‘Subsidiary’’). As a result, Protalix Ltd. is now the Company’s wholly-owned subsidiary, with the former shareholders of Protalix Ltd. acquiring in excess of 99% of the Company’s outstanding shares of common stock, par value $.001 per share (the ‘‘Common Stock’’). For accounting purposes, the Merger was accounted for as a recapitalization of Protalix Ltd. Accordingly, the historical financial statements of the Company reflect the historical operations and financial statements of Protalix Ltd. before the Merger. See Note 6 for more detailed discussion of the Merger.

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

The Company has been in the development stage since inception. Successful completion of the Company’s development program and its transition to normal operations is dependent upon obtaining necessary regulatory approvals from the United States Food and Drug Administration (‘‘FDA’’) prior to selling its products within the United States, and foreign regulatory approvals must be obtained to sell its products internationally. There can be no assurance that the Company’s products will receive regulatory approvals, and a substantial amount of time may pass before the Company achieves a level of sales adequate to support the Company operations, if at all. The Company will also incur substantial expenditures in connection with the regulatory approval process and it will need to raise additional capital during the developmental period. Obtaining marketing approval will be directly dependent on the Company’s ability to implement the necessary regulatory steps required to obtain marketing approval in the United States and other countries and the success of the Company’s clinical trials. The Company cannot predict the outcome of these activities.

The Company currently does not have sufficient resources to complete the commercialization of any of its proposed products. Based on its current cash resources and commitments, the

PROTALIX BIOTHERAPEUTICS, INC.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands)

NOTE 1 — SIGNIFICANT ACCOUNTING POLICIES (Continued):

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

The Company’s financial statements have been prepared in accordance with generally accepted accounting principles in the United States (‘‘U.S. GAAP’’) and Statement of Financial Accounting Standards (‘‘SFAS’’) No. 7, ‘‘Accounting and Reporting by Development Stage Enterprises’’. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The consolidated financial statements and these Notes to the consolidated financial statements are expressed in U.S. dollars (‘‘$’’ or ‘‘dollar’’), in thousands, except for the shares and per share amounts.

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

NOTE 1 — SIGNIFICANT ACCOUNTING POLICIES (Continued):

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

SFAS No. 144, ‘‘Accounting for the Impairment or Disposal of Long-Lived Assets’’ (‘‘SFAS 144’’), requires that long-lived assets, including definite life intangible assets to be held and used or disposed of by an entity, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Under SFAS 144, if the sum of the expected future cash flows (undiscounted and without interest charges) of the long-lived assets is less than the carrying amount, the Company must recognize an impairment loss and write down the assets to their estimated fair values. See also Note 2c.

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

Paragraph 9(f) of SFAS 109, ‘‘Accounting for Income Taxes,’’ prohibits the recognition of deferred tax liabilities or assets that arise from differences between the financial reporting and tax bases of assets and liabilities that are measured from the local currency into dollars using historical exchange rates, and that result from changes in exchange rates or indexing for tax purposes. Consequently, the abovementioned differences with respect to Protalix Ltd. were not reflected in the computation of deferred tax assets and liabilities.

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

Research and development costs are expensed as incurred and consist primarily of personnel, facilities, equipment, and supplies for research and development activities. Grants received

PROTALIX BIOTHERAPEUTICS, INC.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands)

NOTE 1 — SIGNIFICANT ACCOUNTING POLICIES (Continued):

from the Office of the Chief Scientist of the Ministry of Industry and Trade of Israel (the ‘‘OCS’’) and other research foundations are recognized when the grant becomes receivable, provided there is reasonable assurance that the Company will comply with the conditions attached to the grant and there is reasonable assurance the grant will be received. The grant is deducted from the related research and development expenses as the costs are incurred. See also Note 5(a).

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

Prior to January 1, 2006, the Company accounted for employee share-based compensation under the intrinsic value model in accordance with Accounting Principles Board Opinion No. 25, ‘‘Accounting for Stock Issued to Employees’’ (‘‘APB 25’’) and related interpretations. Under APB 25, compensation expense is based on the difference, if any, on the date of the grant of a stock option, between the fair value of the shares underlying the option and the exercise price of the option. In addition, in accordance with SFAS No. 123, ‘‘Accounting for Stock-Based Compensation’’ (‘‘SFAS 123’’), which was issued by the Financial Accounting Standards Board (‘‘FASB’’), the Company disclosed pro forma data assuming it had accounted for employee share option grants using the fair value-based method defined in SFAS 123.

The Company adopted SFAS No. 123 (Revised 2004), ‘‘Shared-Based Payment’’ (‘‘SFAS 123R’’) as of January 1, 2006, using the modified prospective application transition method, as permitted by SFAS 123R. Under such transition method, the Company’s financial statements for periods prior to the effective date of SFAS 123R have not been restated. Under this transition method, stock-based compensation expense for the first quarter of 2006 includes compensation expense for all share-based compensation awards granted prior to, but not yet vested as of, December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Share based compensation for all share-based awards granted after December 31, 2005 are based on the grant date fair value estimated in accordance with SFAS 123R. The Company recognizes compensation costs on an accelerated basis over the requisite service period of the grant which is generally the option vesting term of four years.

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
(U.S. dollars in thousands)

NOTE 1 — SIGNIFICANT ACCOUNTING POLICIES (Continued):

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

The fair value of stock options granted was determined using the Black-Scholes options- pricing model, which is consistent with the valuation techniques previously utilized by the Company for options in footnote disclosures required under SFAS 123, as amended by SFAS No. 148, ‘‘Accounting for Stock-Based Compensation — Transition and Disclosure.’’ Such value is recognized as an expense over the service period, net of estimated forfeitures, using the graded vesting method under SFAS 123R.

The following table illustrates the pro forma effect on net loss and net loss per share of Common Stock assuming the Company had applied the fair value recognition provisions of SFAS 123R to its share-based employee compensation:

	Year ended December 31,		Period from December 27, 1993 through December 31,
	2004	2005	2006
	(Dollars in thousands, except per share data)
Net loss as reported	($2,421)	($5,746)	($20,512)
Add: share-based employee compensation expense included in the reported net loss using the intrinsic value method outlined in APB 25	149	509	732
Deduct: share-based employee compensation expense determined under fair value method	(170)	(539)	(788)
Pro forma net loss	($2,442)	($5,776)	($20,568)
Net loss per share of Common Stock:
Basic – as reported	($0.13)	($0.31)
Basic – pro forma	($0.13)	($0.31)
Diluted – as reported	($0.13)	($0.31)
Diluted – pro forma	($0.13)	($0.31)

When stock options are granted as consideration for services provided by consultants and other non-employees, the transaction is accounted for based on the fair value of the consideration received or the fair value of the stock options issued, whichever is more reliably measurable, pursuant to the guidance in Emerging Issues Task Force (‘‘EITF’’) 96-18, ‘‘Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services’’. The fair value of the options granted is recalculated over the related service period and is recognized over the respective service period using the straight-line method.

m.	Net Loss per share (‘‘LPS’’)

Basic and diluted LPS is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding for each period.

PROTALIX BIOTHERAPEUTICS, INC.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands)

NOTE 1 — SIGNIFICANT ACCOUNTING POLICIES (Continued):

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

n.	Newly issued and recently adopted Accounting Pronouncements

1)	In June 2006, the FASB issued FASB Interpretation (‘‘FIN’’) No. 48, ‘‘Accounting for Uncertainty in Income Taxes’’ (‘‘FIN 48’’), an interpretation of SFAS 109, ‘‘Accounting For Income Taxes.’’ FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting, and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction. FIN 48 is effective for fiscal years beginning after December 15, 2006 (January 1, 2007 for the Company). If there are changes in net assets as a result of the application of FIN 48, such changes will be accounted for as an adjustment to retained earnings. The Company believes that the application of FIN 48 will not have a material adverse effect on its financial position and results of operations.

2)	In September 2006, the FASB issued SFAS No. 157, ‘‘Fair Value Measurements’’ (‘‘SFAS 157’’). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for the fiscal year beginning after September 1, 2008. The Company is currently evaluating the impact of the provisions of SFAS 157 on its financial position and results of operations.

3)	In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, ‘‘Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements’’ (‘‘SAB 108’’), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company adopted SAB 108 in these financial statements and accordingly, follows the SAB 108 requirements when quantifying financial statement misstatements. The adoption of SAB 108 did not result in any correction of the Company’s financial statements.

4)	On February 15, 2007, the FASB issued SFAS No. 159, ‘‘The Fair Value Option for Financial Assets and Financial Liabilities’’ (‘‘SFAS 159’’). Under SFAS 159, the Company may elect to report financial instruments and certain other items at fair value on a contract-by-contract basis with changes in value reported in earnings. This election

PROTALIX BIOTHERAPEUTICS, INC.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands)

NOTE 1 — SIGNIFICANT ACCOUNTING POLICIES (Continued):

is irrevocable. SFAS 159 provides an opportunity to mitigate volatility in reported earnings that is caused by measuring hedged assets and liabilities that were previously required to use a different accounting method than the related hedging contracts when the complex provisions of SFAS 133 hedge accounting are not met. SFAS 159 is effective for years beginning after November 15, 2007. Early adoption within 120 days of the beginning of a company’s 2007 fiscal year is permissible, provided the company has not yet issued interim financial statements for 2007 and has adopted SFAS 157. The Company does not intend to adopt SFAS 159 early, and the Company is currently evaluating the impact of adopting SFAS 159 on its financial position, cash flows, and results of operations.

o.	Reclassifications

Certain figures in respect of prior years have been reclassified to conform with the current year presentation.

NOTE 2 — PROPERTY AND EQUIPMENT

a.	Composition of property and equipment grouped by major classifications, and changes, is as follows:

	December 31,
	2005	2006
Laboratory equipment	$1,039	$1,535
Furniture and computer equipment	129	224
Leasehold improvements	1,342	1,540
Equipment under construction	—	82
	2,510	3,381
Less – accumulated depreciation and amortization	(475)	(977)
	$2,035	$2,404

b.	Depreciation and amortization in respect of property and equipment totaled $123, $311, and $435 for the years ended December 31, 2004, 2005, and 2006, respectively.

c.	During 2006, the Company tested the carrying value of certain long lived assets as the Company decided to dispose of such assets. As a result, the Company recorded a total impairment of $67, which is included among research and development expenses. See also Note 8c. The long lived assets which were impaired were mainly laboratory equipment.

NOTE 3 — LOANS

a.	Debenture

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

NOTE 3 — LOANS (Continued):

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

NOTE 4 — LIABILITY FOR EMPLOYEE RIGHTS UPON RETIREMENT

Protalix Ltd. is required to make a severance payment upon dismissal of an employee or upon termination of employment in certain other circumstances. The Company’s severance pay liability to its employees is mainly based upon length of service and the latest monthly salary (one month’s salary for each year worked) is reflected by a balance sheet accrual under ‘‘Liability for employee rights upon retirement’’. The liability is recorded as if it were payable at each balance sheet date on an undiscounted basis.

The liability is funded in part by the purchase of insurance policies or pension funds and by deposit of funds in dedicated deposits. The amounts funded are included in the balance sheets under ‘‘Funds in respect of employee rights upon retirement’’. The policies are the Company’s assets. However, under labor agreements and subject to certain limitations, the policies may be transferred to the ownership of the individual employees for whose benefit the funds were deposited. In the years 2004, 2005, and 2006, the Company deposited with the insurance companies $48, $83, and $108, respectively, in connection with its severance obligations.

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

The Company accounts for the severance pay liability as contemplated by EITF 88-1 ‘‘Determination of Vested Benefit Obligation for a Defined Benefit Pension Plan’’ and, accordingly, records the obligation on an undiscounted basis as if it was payable at each balance sheet date.

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
(U.S. dollars in thousands)

NOTE 4 — LIABILITY FOR EMPLOYEE RIGHTS UPON RETIREMENT (Continued):

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

NOTE 5 — COMMITMENTS

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

Under the terms of the funding arrangements with the OCS, royalties of 3% to 6% are payable on the sale of products developed from projects funded by the OCS, which payments shall not exceed, in the aggregate, 100% of the amount of the grant received (dollar linked), since January 1, 2001, with the addition of an annual interest rate based on LIBOR. In addition, if the Company receives approval to manufacture the products developed with government grants outside of Israel, it will be required to pay an increased total amount of royalties (possibly up to 300% of the grant amounts plus interest), depending on the manufacturing volume that is performed outside of Israel, as well as a possible increased royalty rate.

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

PROTALIX BIOTHERAPEUTICS, INC.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands)

NOTE 5 — COMMITMENTS (Continued):

the option period is approximately $9. During 2006, the Company provided a bank guarantee, in an amount equal to six months rent, to secure the fulfillment of its obligations under the lease agreement. See also Note 8N. The future minimum lease payments required in each of the next five years under the operating lease for such premises are as follows: 2007 – $107, 2008 – $107, 2009 – $107, and 2010 – $38. Lease expenses totaled $103, $101, and $109 for the years ended December 31, 2004, 2005, and 2006, respectively.

d.	In July 2004, the Company entered into three-year lease and maintenance agreements for vehicles. The monthly lease fees aggregate approximately $9. The expected lease payments for 2007, 2008, and 2009 are $105, $102, and $30, respectively.

e.	In March 2005, the Company entered into an agreement with a consultant pursuant to which Protalix Ltd. pays the consultant a monthly consulting fee of $10, which will be increased to $20 upon the initiation of a Phase III clinical trial of the Company’s lead product candidate, prGCD. To date, the Company has completed Phase I clinical trial of prGCD. The term of the agreement ends nine months after the consummation of the study.

f.	On September 14, 2006, the company entered into a collaboration and licensing agreement with Teva Pharmaceutical Industries Ltd. (‘‘Teva’’) for the development and manufacturing of two proteins using its plant cell system. Mr. Hurvitz, the Chairman of the Company’s Board of Directors, is the Chairman of Teva’s Board of Directors, and Dr. Phillip Frost M.D., one of the Company’s directors, is the Vice Chairman of Teva’s Board of Directors. Pursuant to the agreement, the company will collaborate on the research and development of two proteins utilizing its plant cell expression system. Protalix Ltd. has granted to Teva an exclusive license to commercialize the developed products in return for royalty and milestone payments payable upon the achievement of certain pre-defined goals. The company will retain certain exclusive manufacturing rights with respect to the active pharmaceutical ingredient of the proteins following the first commercial sale of a licensed product under the agreement and other rights thereafter.

NOTE 6 — SHARE CAPITAL

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

NOTE 6 — SHARE CAPITAL (Continued):

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

NOTE 6 — SHARE CAPITAL (Continued):

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

c.	Convertible Preferred Shares

The convertible preferred shares were issued by Protalix Ltd. and conferred the following rights upon their holders:

1)	The holders of the convertible preferred shares have the right to convert the convertible preferred shares into Common Stock on a 1:1 basis. The conversion price for the preferred C shares is $85, which approximated fair value at the date of issuance and is subject to adjustment. The conversion price for the preferred C shares was subject to adjustment. In certain events, if Protalix Ltd. issued shares at a price per share less than the conversion price established per share of the convertible preferred stock, the conversion price would be reduced accordingly. In any event, the conversion ratio will not be reduced below the par value of the shares, NIS 0.01.

2)	The holders of convertible preferred shares are entitled to one vote per share in shareholders’ meetings.

3)	In the event of any liquidation of Protalix Ltd. or in the event of a deemed liquidation (as defined in the applicable share purchase agreement), all assets and/or surplus funds of Protalix Ltd. legally available for distribution to the shareholders by reason of their ownership of shares would have been distributed among the shareholders in accordance with the terms and conditions set forth in Protalix Ltd.’s articles of association. In such event, the convertible preferred shareholders are entitled to receive in preference to the Common Stockholders, a return of their investment plus a 6% interest rate per annum, and certain other adjustments.

4)	The convertible preferred shares were entitled to receive dividends, on a pro rata, pari passu, ‘‘as converted’’ basis, from any assets legally available, as and when declared by the Board of Directors.

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

PROTALIX BIOTHERAPEUTICS, INC.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands)

NOTE 6 — SHARE CAPITAL (Continued):

d.	The number of shares, options and warrants as of December 31, 2005 and 2006 is comprised as follows:

	Number of shares				Number of warrants and options
	Authorized		Issued
	December 31,		December 31,		December 31,
	2005	2006	2005	2006	2005	2006
Common Stock, $0.001 par value	100,000,000	150,000,000	18,801,588	61,781,765	5,983,136	15,592,208
Total Common Stock, $0.001 par value*	100,000,000	150,000,000	18,801,527	61,781,765	5,983,136	15,592,208
Preferred shares of $0.0001 par value (see b above)	100,000,000	100,000,000
Total Preferred stock of $0.0001 par value*	100,000,000	100,000,000
Preferred A shares of NIS 0.01 par value**	190,486		190,486
Preferred B shares of NIS 0.01 par value**	183,046		100,523		2,967
Preferred C shares of NIS 0.01 par value**	400,000		107,218		116,399
Total Preferred shares NIS 0.01 par value**	773,532		398,227		119,366

*	The number of authorized Common Stock and Preferred Stock are the authorized stock of the Company.
**	The number of authorized Preferred Shares are the authorized shares of the Subsidiary on a pre-exchange basis.

e.	In October 2004, the Company entered into a share purchase agreement with certain shareholders of the Company and other third parties pursuant to which the investors purchased 100,523 convertible preferred B shares of the Company for total consideration of $3,300 (net of issuance costs of $216). Pursuant to the agreement, the investors paid $2,700 in exchange for convertible preferred B shares of the Company. In addition, a convertible bridge loan in the amount of $800 from a shareholder of the Company was converted into convertible preferred B shares under the same terms and conditions as the other investors.

f.	In February 2005, the Company entered into a share purchase agreement with an investor pursuant to which the investor purchased 16,954 convertible preferred B shares of the Company for consideration of $900 (net of issuance costs of $71). In addition to the convertible preferred B shares, the Company also granted to the investor fully detachable warrants, which vested immediately and were exercisable for a 24 month-period. The warrants entitled the investor to purchase an additional 13,563 convertible preferred B shares at a purchase price per share of $95.85.

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

NOTE 6 — SHARE CAPITAL (Continued):

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

The Company estimated the fair value of the warrants using the Black-Scholes option-pricing model to be approximately $279. The fair value of the warrants was based on the following assumptions: dividend yield of 0% for all years; expected volatility of 48%; risk-free interest rates of 4.4%; and expected life of 0.48-1.97 years. For accounting purposes, the proceeds from the sale of the convertible preferred C shares were allocated to the convertible preferred C shares and the warrants on a pro rata basis, based on the relative fair values of the convertible preferred C shares and the warrants. The portion of the proceeds allocated to the warrants has been reflected as warrants.

PROTALIX BIOTHERAPEUTICS, INC.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands)

NOTE 6 — SHARE CAPITAL (Continued):

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

In August 2003, the Company’s Board of Directors approved a share option plan pursuant to which up to 3,683,616 shares of Common Stock are available for options to be granted to the Company’s employees, consultants, directors, and service providers. With regard to employees, office holders, and directors of Protalix Ltd., the share option plan is subject to the terms stipulated by Section 102 of the Israeli Income Tax Ordinance. For non-employees, the share option plan is subject to Section 3(i) of the Israeli Income Tax Ordinance. In May 2005, the Company’s Board of Directors approved the allotment of an additional 3,646,113 shares of Common Stock under the share option plan.

PROTALIX BIOTHERAPEUTICS, INC.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands)

NOTE 6 — SHARE CAPITAL (Continued):

The grant of options to Israeli employees under the Company’s plan is subject to the terms stipulated by Section 102 and 102A of the Israeli Income Tax Ordinance. The grant of options is subject to the track chosen by the Company and pursuant to the terms thereof, the Company is not allowed to claim, as an expense for tax purposes, the amounts credited to employees as a benefit, including amounts recorded as salary benefits in the Company’s accounts, in respect of options granted to employees under the plan – with the exception of the work-income benefit component, if any, determined on the grant date.

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

NOTE 6 — SHARE CAPITAL (Continued):

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

PROTALIX BIOTHERAPEUTICS, INC.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands)

NOTE 6 — SHARE CAPITAL (Continued):

	2006	2005
Dividend yield	0%	0%
Expected volatility (*)	44%	54%
Risk-free interest rate	4.77%	3.83%
Expected life – in years	5.9	5.7

(*)	Based on the historical volatility.

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

NOTE 6 — SHARE CAPITAL (Continued):

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

NOTE 6 — SHARE CAPITAL (Continued):

3.	On March 27, 2005, the Company issued options to purchase 503,186 shares of Common Stock to a consultant as consideration for consulting services provided, with an exercise price of $0.001.

The aggregate number of options granted to the consultant is equal to a number of shares of Common Stock equal to 1% of the lower of (i) the issued and outstanding share capital of the Company, on an as-converted, fully-diluted basis, on the date of the full exercise of the options or (ii) the issued and outstanding share capital of the Company, on an ‘‘as-converted’’, fully-diluted basis, on such date that the Company value equals $100,000. As a consequence of the anti-dilution effect of up to 1%, the Company has reserved an additional 163,697 options to purchase shares of Common Stock at the same terms and conditions.

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

The Company estimated the fair value of the options on the date of the grant using the Black-Scholes option pricing model to be approximately $5 and $16 for the 1,063 and 1,904 options respectively, based on the following assumptions: dividend yield 0%, expected volatility 29% and 37% respectively, risk free interest 2.90% and 3.27% respectively and expected lives of 1.17 and 2.17 years.

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

NOTE 6 — SHARE CAPITAL (Continued):

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

See Note 10a for information regarding the change of certain terms of these options after December 31, 2006.

7.	The fair value of options granted during the years 2004, 2005, and 2006 was $2,233, $0, and $2,559, respectively. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted average assumptions:

	2006	2005
Dividend yield	0%	0%
Expected volatility (*)	45%	34%
Risk-free interest rate	4.91%	3.14%
Expected life – in years	6.0	1.8

(*)	Based on the historical volatility.

The total unrecognized compensation cost as of December 31, 2006, is $2,152 (net of forfeiture rate), and it is expected to be recognized over a weighted average period of 6.7 years.

PROTALIX BIOTHERAPEUTICS, INC.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands)

NOTE 6 — SHARE CAPITAL (Continued):

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

PROTALIX BIOTHERAPEUTICS, INC.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands)

NOTE 6 — SHARE CAPITAL (Continued):

2.	Options granted to consultants, directors, and other service providers:

	Year ended December 31,
	2004		2005		2006
	Number of Options**	Weighted average exercise price	Number of Options**	Weighted average exercise price	Number of options	Weighted average exercise price
Outstanding at beginning of period	3,173,467	$0.118	3,354,695	$0.143	5,489,356	$0.087
Granted	181,228	0.570	2,134,661	0.001	1,916,724	0.001
Forfeited
Expired					13,194	0.570
Exercised (*)	0		0		2,533,643	0.148
Outstanding at end of period	3,354,695	$0.143	5,489,356	$0.087	4,859,244	$0.022
Exercisable at end of period	2,153,261	$0.133	3,463,824	$0.083	3,377,058	$0.001

(*)	The total intrinsic value of options exercised during the years ended December 31, 2004, 2005, and 2006, was $3,339, $0, and $0, respectively.
(**)	Options to convertible preferred shares are presented on a post exchange basis.

3.	Options with exercise price above fair market value:

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

NOTE 6 — SHARE CAPITAL (Continued):

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

n.	The following table illustrates the effect of share-based compensation on the statement of operations:

	Year ended December 31,			Period from December 27, 1993 through December 31,
	2004	2005	2006	2006
Research and development expenses	$194	$692	$765	$1,797
General and administrative expenses	103	1,195	2,656	4,139
	$297	$1,887	$3,421	$5,936

o.	In connection with a tax ruling agreement granted by the Israeli tax authorities, the Company and certain of its shareholders consented to restrictions, over specified periods after the closing of the Merger, on the sale of the Common Stock, the retention of minimum percentages of holdings of the Company’s capital stock and the retention of minimum percentages of the capital stock of the Subsidiary.

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

NOTE 7 — TAXES ON INCOME

a.    The Company

The Company is taxed according to U.S. tax laws. The income of the Company is taxed in the United States at the rate of up to 39.4%.

b.    Protalix Ltd.

Protalix Ltd. is taxed according to Israeli tax laws:

1)	Measurement of results for tax purposes under the Income Tax (Inflationary Adjustments) Law, 1985 (hereafter – the inflationary adjustments law)

Under the Israeli Inflationary Adjustments Law, 1985, results for tax purposes are measured in real terms, having regard to the changes in the consumer price index. Protalix Ltd. is taxed under this law.

2)	Tax rates

The income of Protalix Ltd. (other than income from ‘‘approved enterprises’’ (see c below)) is taxed in Israel at the regular rate. In July 2004, Amendment No. 140 to the Income Tax Ordinance was enacted. One of the provisions of this amendment is that the corporate tax rate is to be gradually reduced from 36% to 30%. In August 2005, a further amendment (No. 147) was published, which makes a further revision to the corporate tax rates prescribed by Amendment No. 140. As a result of the aforementioned amendments, the corporate tax rates for 2004 and thereafter are as follows: 2004 – 35%, 2005 – 34%, 2006 – 31%, 2007 – 29%, 2008 – 27%, 2009 – 26%, and for 2010 and thereafter – 25%.

3)	The Law for the Encouragement of Capital Investments, 1959 (hereinafter, the ‘‘Law’’)

Protalix Ltd. has been granted ‘‘Approved Enterprise’’ status under the Law for the Encouragement of Capital Investments, 1959. Income derived from the Approved Enterprise during a period of 10 years from the year in which the enterprise first realizes taxable income is tax exempt, provided that the maximum period to which it is restricted by the law has not elapsed.

Protalix Ltd. has an ‘‘Approved Enterprise’’ plan from 2004. The plan expires in 2017.

If Protalix Ltd. subsequently pays a dividend out of income derived from the ‘‘Approved Enterprise’’ during the tax exemption period, it will be subject to tax on the amount distributed, including any Company tax on these amounts, at the rate which would have been applicable had such income not been exempted (25%).

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

The Investment Center is currently reviewing Protalix Ltd.’s final implementation report and, as a result, the Company has not yet received a final implementation approval with respect to its ‘‘Approved Enterprise’’ from the Investment Center. Additionally, given Protalix Ltd.’s significant amount of net operating losses and the limitation mentioned above to the benefit period, Protalix Ltd. cannot predict when it would be able to enjoy the tax benefits described above, if at all.

PROTALIX BIOTHERAPEUTICS, INC.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands)

NOTE 7 — TAXES ON INCOME (Continued):

c.	Tax losses carried forward to future years

As of December 31, 2006, the Company had approximately net operating loss (NOL) carry forwards equal to $15,767 that are available to reduce future taxable income as follows:

1)	The Company

The NOL carry forward of the Company equal to approximately $3,000 may be restricted under Section 382 of the Internal Revenue Code (IRC). IRC Section 382 applies whenever a corporation with NOL experiences an ownership change. As a result of Section 382, the taxable income for any post change year that may be offset by a pre-change NOL may not exceed the general Section 382 limitation, which is the fair market value of the pre-change entity multiplied by the long-term tax exempt rate.

2)	Protalix Ltd.

At December 31, 2006, Protalix Ltd. has approximately $12,767 of NOL carry forwards that are available to reduce future taxable income with no limited period of use.

d.	Deferred income taxes:

The components of the Company’s net deferred tax asset at December 31, 2005 and 2006 were as follows:

	December 31,
	2005	2006
In respect of:
R&D expenses	$499	$618
Property and equipment	21	17
Holiday and recreation pay	33	42
Severance pay obligation	8	36
Deferred compensation	—	63
Net operating loss carry forwards	1,667	4,392
Valuation allowance	(2,228)	(5,168)
	—	—

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

PROTALIX BIOTHERAPEUTICS, INC.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands)

NOTE 8 — SUPPLEMENTARY FINANCIAL STATEMENT INFORMATION

Balance sheets:

		December 31,
		2005	2006
a.	Accounts receivable:
	Institutions	$49	$160
	Interest receivable	—	119
	State of Israel (see Notes 5a)	178	953
	Restricted Cash	—	47
	Prepaid expenses	22	37
	Sundry	5	20
		$254	$1,336
b.	Accounts payable and accruals – other:
	Payroll and related expenses	$118	$486
	Provision for vacation and recreation pay	107	146
	Accrued expenses	84	569
	In respect of purchase of property and equipment	106	135
	Other	4	40
		$419	$1,376

Statement of operations:

		Year ended December 31,				Period from December 27, 1993 through December 31,
		2004	2005	2006		2006
c.	Research and development expenses – net:
	Payroll and related expenses	$940	$1,602	$2,796	*	$7,174
	Subcontractors	714	926	1,296		3,065
	Materials and consumables	298	720	1,044		2,657
	Rent, insurance and maintenance	188	325	425		1,100
	Professional fees	81	473	498		1,312
	Patent registration	39	201	186		574
	Depreciation and impairment	99	249	428		1,005
	Other	134	212	324		774
		2,493	4,708	6,997		17,661
	Less – grants (see Note 5a)	573	935	1,751		5,116
		$1,920	$3,773	$5,246		$12,545

PROTALIX BIOTHERAPEUTICS, INC.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands)

NOTE 8 — SUPPLEMENTARY FINANCIAL STATEMENT INFORMATION (Continued):

		Year ended December 31,				Period from December 27, 1993 through December 31,
		2004	2005	2006		2006
d.	Administrative and general expenses:
	Payroll and related expenses	$223	$380	$857	*	$1,863
	Management and consulting fees	326	1,327	2,432		4,534
	Rent, insurance and maintenance	27	42	61		268
	Professional fees	98	147	688		1,155
	Depreciation	24	62	74		175
	Other	109	173	413		1,001
		$807	$2,131	$4,525		$8,996

*	After deduction of non-recurring compensation equal to $80 from the State of Israel in respect of the payroll of certain employees as determined by the Israeli tax authorities.

e.	Deposit:

Deposit reflects amounts held in trust on behalf of the Company in connection with the exercise of certain warrants immediately prior to the Merger. The Company had legal title to the funds by the trust on December 31, 2006, despite the fact that they were not released from the trust until January 3, 2007. See Note 6j.

NOTE 9 — RELATED PARTY — TRANSACTIONS:

		Year ended December 31,			Period from December 27, 1993 *Through December 31,
		2004	2005	2006	2006
a.	Management and consulting fees to the Chairman of the Board	$96	$89	$36	$351
b.	Capital-raising commission to the Chairman of the Board				$33

c.	With respect as to options granted to the Chief Executive Officer of the Company and to a shareholder, see Notes 6k(1b)(1), 6k(1b)(3)4f and 6k(1a).

d.	In March 2005, in addition to a share purchase agreement (see Note 6f), the Company entered into a management services agreement with an investor. The monthly management fees are $3. The management services agreement shall be in full force as long as Mr. Hurvitz serves as a member of the Company’s Board of Directors. As to options granted to the investor, see Note 6k(2e).

e.	In December 2006, certain board members were granted stock options. See Notes 6(k)(2f) and 10(a).

PROTALIX BIOTHERAPEUTICS, INC.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands)

NOTE 10 — SUBSEQUENT EVENTS:

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