Form 10-Q
period 2007-06-30
Protalix BioTherapeutics, Inc.
filed 2007-08-16
CIK 1006281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

OR

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

001-33357

(Commission file number)

PROTALIX BIOTHERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Florida	__65-0643773__
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2 Snunit Street Science Park POB 455 Carmiel, Israel	20100
(Address of principal executive office)	(Zip Code)

972-4-988-9488

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, par value $0.001 per share	American Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (See definition of “large accelerated filer” and “accelerated filer” in Rule 12b-2 of the Exchange Act).  (check one):

Large accelerated filer  ☐    Accelerated filer  ☐   Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

On August 13, 2007, approximately 65,665,181 shares of the Registrant’s common stock, $0.001 par value, were outstanding.

FORM 10-Q

i

Except where the context otherwise requires, the terms, “we”, “us”, “our” or “the Company,” refer to the business of Protalix BioTherapeutics, Inc. and its consolidated subsidiaries, and “Protalix” or “Protalix Ltd.” refers to the business of Protalix Ltd., our wholly-owned subsidiary and sole operating unit.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The statements set forth under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Risk Factors”, and other statements included elsewhere in this Quarterly Report on Form 10-Q, which are not historical, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the expectations, beliefs, intentions or strategies for the future.  When used in this report, the terms “anticipate,” “believe,” “estimate,” “expect” and “intend” and words or phrases of similar import, as they relate to our or our subsidiary or our management, are intended to identify forward-looking statements.  We intend that all forward-looking statements be subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, except as may be required under applicable law.  Forward-looking statements are subject to many risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements.

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

•

the uncertainty of obtaining patents covering our products and processes and in successfully enforcing them against third parties; and

•

the possible disruption of our operations due to terrorist activities and armed conflict, including as a result of the disruption of operations of regulatory authorities, our subsidiary, our manufacturing facilities and our customers, suppliers, distributors, collaborative partners, licensees, and clinical trial sites.

In addition, companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in advanced clinical trials, even after obtaining promising earlier trial results.  These and other risks and uncertainties are detailed in our Annual Report on Form 10-K/A for the year ended December 31, 2006 and described from time to time in our future reports filed with the Securities and Exchange Commission.  We undertake no obligation to update, and we do not have a policy of updating or revising, these forward-looking statements.

ii

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

PROTALIX BIOTHERAPEUTICS, INC.
(A development stage company)
CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. dollars in thousands)

	June 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$22,489	$15,378
Deposit		7,577
Accounts receivable	2,277	1,336
Total current assets	24,766	24,291

FUNDS IN RESPECT OF EMPLOYEE
RIGHTS UPON RETIREMENT	346	293
PROPERTY AND EQUIPMENT, NET	3,248	2,404
Total assets	$28,360	$26,988

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES -
Accounts payable and accruals:
Trade	$867	$892
Other	1,832	1,376
Total current liabilities	2,699	2,268
LONG-TERM LIABILITY
Liability for employee rights upon retirement	563	436
Total liabilities	3,262	2,704

SHAREHOLDERS’ EQUITY *	25,098	24,284
Total liabilities and shareholders’ equity	$28,360	$26,988

___________________________

* See Note 1a.

The accompanying notes are an integral part of the condensed consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.
(A development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(U.S. dollars in thousands, except share and per share amounts)
(Unaudited)

					Period from December 27, 1993*
	Six Months Ended		Three Months Ended	through
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006	June 30, 2007

REVENUES					$ 830
COST OF REVENUES					206
GROSS PROFIT					624
RESEARCH AND DEVELOPMENT EXPENSES (1)	$ 5,707	$ 2,611	$ 3,175	$ 1,375	23,368
less - grants	(1,081)	(822)	(343)	(449)	(6,197)
	4,626	1,789	2,832	926	17,171
GENERAL AND ADMINISTRATIVE EXPENSES (2)	8,490	1,710	6,503	936	17,486
OPERATING LOSS	13,116	3,499	9,335	1,862	34,033
FINANCIAL (INCOME ) EXPENSES– NET	(506)	(35)	(175)	6	(874)
OTHER INCOME	(6)		(6)		(6)
NET LOSS BEFORE CHANGE IN
ACCOUNTING PRINCIPLE	12,604	3,464	9,154	1,868	33,153
CUMULATIVE EFFECT OF
CHANGE IN ACCOUNTING PRINCIPLE		(37)			(37)
NET LOSS FOR THE PERIOD	$ 12,604	$ 3,427	$9,154	$ 1,868	$33,116

NET LOSS PER SHARE OF COMMON STOCK – BASIC AND DILUTED:
Prior to cumulative effect of change in accounting principle	$ 0.19	$ 0.18	$0.14	$ 0.1
Cumulative effect of change in accounting principle		**
	$ 0.19	$ 0.18	$0.14	$ 0.1
WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK USED IN COMPUTING LOSS PER COMMON STOCK:
Basic and diluted	65,032,809	18,801,527	65,657,181	18,801,527

(1) Includes share-based compensation	1,084	294	878	151	2,881
(2) Includes share-based compensation	7,001	1,090	5,756	563	11,140

___________________________

*

Incorporation date, see Note 1a.
**

Represents an amount less than $0.01.

The accompanying notes are an integral part of the condensed consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.

(A development stage company)

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(U.S. dollars in thousands, except share data)

						Deficit
						accumulated
		Convertible		Convertible		Additional	during
	Common	Preferred	Common	Preferred		paid–in	development
	Stock (2)	Shares	Stock	Shares	Warrants	capital	stage	Total
	Number of shares		Amount
Balance at December 27, 1993 (1)
Changes during the period from December 27, 1993 through December 31, 2006:
Common Stock and convertible preferred A, B and C shares and warrants issued for cash (net of issuance costs of $768)	28,856,127	398,227	$29	$1	$1,382	$28,156		$ 29,568
Exercise of options granted to employees and non-employees	2,670,403	847	3			394		397
Conversion of convertible preferred shares into Common Stock	24,375,870	(399,074)	24	(1)		(23)
Change in accounting principle						(37)	$37
Expiration of warrants					(34)	34
Merger with a wholly owned subsidiary of the Company (net of issuance cost of $642)	583,086		1			240		241
Exercise of warrants	5,296,279		5		(993)	9,658		8,670
Share-based compensation						5,957		5,957
Net loss for the period							(20,549)	(20,549)
Balance at December 31, 2006	61,781,765		62		355	44,379	(20,512)	24,284
Changes during the six month period ended June 30, 2007 (Unaudited):
Share-based compensation						8,078		8,078
Exercise of warrants	3,875,416	-	4		(355)	5,684		5,333
Restricted Common Stock issued for services (3)	8,000		*			7		7
Net loss for the period	-	-	-	-	-	-	(12,604)	(12,604)
Balance at June 30, 2007 (Unaudited)	65,665,181	-	$66	-	-	$ 58,148	$ (33,116)	$ 25,098

______________________

*

Represents an amount less than $0.01.

(1)

Incorporation date, see Note 1a.

(2)

Common Stock, $0.001 par value; Authorized – as of December 31, 2006 and March 31, 2007 - 150,000,000 shares.

(3)

The Company issued a total of 8,000 restricted shares of Common Stock in respect of services provided by a member of the Company’s Scientific Advisory Board (see also Note 2(d)).

The accompanying notes are an integral part of the condensed consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.

(A development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)
(Unaudited)

			Period from December 27, 1993* through June 30, 2007
	Six Months Ended
	June 30, 2007	June 30, 2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$ (12,604)	$(3,427)	$ (33,116)
Adjustments required to reconcile net loss to net cash used in operating activities:
Cumulative effect of change in accounting principle		(37)	(37)
Share based compensation	8,085	1,384	14,021
Depreciation and impairment of fixed assets	277	203	1,457
Changes in accrued liability for employee rights upon retirement	127	76	563
Loss (gain) on amounts funded in respect of employee rights upon retirement	(8)	9	(55)
Capital gain on fixed assets	(6)		(6)
Changes in operating assets and liabilities:
Increase in accounts receivable	(941)	(638)	(2,226)
Increase (decrease) in accounts payable and accruals	154	147	2,258
Net cash used in operating activities	$ (4,916)	$ (2,283)	$ (17,141)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	$ (809)	$ (430)	$ (4,296)
Investment grant received in respect of fixed assets			38
Proceeds from sale of property and equipment	10		10
Investment in restricted cash deposit			(47)
Amounts funded in respect of employee rights upon retirement	(59)	(55)	(462)
Amounts paid in respect of employee rights upon retirement	14	-	171
Net cash used in investing activities	$ (844)	$ (485)	$ (4,586)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan and convertible bridge loan received			$ 2,145
Repayment of loan			(1,000)
Issuance of shares and warrants, net of issuance cost			28,369
Exercise of options and warrants	$ 12,910	30	14,400
Merger with a wholly owned subsidiary of the Company, net of issuance cost	(39)		302
Net cash provided by financing activities	$ 12,871	$ 30	$44,216

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,111	(2,738)	22,489
BALANCE OF CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	15,378	4,741
BALANCE OF CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 22,489	$ 2,003	$ 22,489

The accompanying notes are an integral part of the condensed consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.

(A development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)
(Unaudited)

(Concluded) – 2

			Period from
			December 27,
			1993*
	Six Months Ended		through
	June 30, 2007	June 30, 2006	June 30, 2007

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest		**	$ 80
SUPPLEMENTARY INFORMATION ON INVESTING AND FINANCING ACTIVITIES NOT INVOLVING CASH FLOWS

Conversion of convertible bridge loan into shares			1,145
Purchase of property and equipment	$ 451	$ 57	$ 451
Issuance cost not yet paid	5	$ 5	5
Consultants’ and director credit balance
converted into shares			80
Issuance cost paid by a grant of options			$ 21
Merger with a wholly owned subsidiary of
the Company:
Prepaid expenses			4
Issuance cost setoff against accounts payable	$ 65		$ 65

____________________________

*

Incorporation date, see Note 1a.

**

Represents an amount less than $1.

The accompanying notes are an integral part of the condensed consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.

(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands)
(Unaudited)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

a.     General

Protalix BioTherapeutics, Inc. (formerly Orthodontix, Inc.) (hereinafter, the “Company”), through its wholly owned subsidiary, Protalix Ltd., is a clinical stage biopharmaceutical company focused on the development and commercialization of recombinant therapeutic proteins based on its proprietary ProCellEx™ protein expression system.  Using the ProCellEx system, the Company is developing a pipeline of proprietary recombinant therapeutic proteins based on its plant cell-based expression technology that target large, established pharmaceutical markets and that rely upon known biological mechanisms of action.  The Company’s current commercial focus has been on complex therapeutic proteins, including proteins for the treatment of genetic disorders, such as Gaucher disease and Fabry disease, and female infertility disorders.  The Company’s business is located in Carmiel, Israel.

On December 31, 2006, the Company consummated the acquisition of Protalix Ltd., a privately-held Israeli biotechnology company incorporated on December 27, 1993, by the merger (the “Merger”) of its wholly-owned subsidiary, Protalix Acquisition Co., Ltd., with Protalix Ltd.  As a result, Protalix Ltd. is now the Company’s wholly-owned subsidiary, with the former shareholders of Protalix Ltd. acquiring in excess of 99% of the Company’s outstanding shares of common stock, par value $0.001 per share (the “Common Stock”).  For accounting purposes, the Merger was accounted for as a recapitalization of Protalix Ltd.  Accordingly, the historical financial statements of the Company reflect the historical operations and financial statements of Protalix Ltd.

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

The Company currently does not have sufficient resources to complete the commercialization of any of its proposed products. Based on its current cash resources and commitments, the Company believes it should be able to maintain its current planned development activities and the corresponding level of expenditures for at least the next 15 months, although no assurance can be given that it will not need additional cash prior to such time.  Unexpected increases in general and administrative expenses and research and development expenses may cause the Company to need additional financing during the next 15 months.

b.     Share Based Compensation

For purposes of determining the fair value of the options and shares of restricted Common Stock granted to employees and non-employees during the fiscal quarter ended June 30, 2007, the Company’s management used the closing sale price of the Common Stock on the American Stock Exchange on the appropriate date. On June 29, 2007, the last trading day of the fiscal quarter ended June 30, 2007, the closing sale price of the Common Stock on the American Stock Exchange was

PROTALIX BIOTHERAPEUTICS, INC.

(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands)
(Unaudited)

$26.99 per share.  The Common Stock was first included for listing on the American Stock Exchange on March 12, 2007, and accordingly, for the year ended December 31, 2006, and the fiscal quarter ended March 31, 2007, the Company’s management did not rely on the available market prices for this purpose as management concluded that an active market for the Common Stock did not exist for such periods.

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

Convertible preferred shares, restricted Common Stock, options, and warrants were not included in the computation of diluted LPS because the effect would be anti-dilutive.

The total weighted average (on a pre-exchange basis) number of shares of Common Stock related to the convertible preferred shares has been excluded from the calculations of diluted loss per share were 398,594 and 398,951 for the six and for the three months ended June 30, 2006, respectively, and 0 for the six and the three months ended June 30, 2007, respectively.

The diluted loss per share also does not include options, restricted Common Stock and warrants of the Company in the amount of 14,997,998 and 12,404,378 for the six months ended June 30, 2006 and 2007, respectively and 14,969,719 and 11,801,505 for the three months ended June 31, 2006 and 2007, respectively.

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

4)

In June 2007, the Emerging Issues Task Force (“EITF”) issued EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (“EITF 07-3”).  EITF 07-3 addresses the diversity that exists with respect to the accounting for the non-refundable portion of a payment made by a research and development entity for future research and development activities.  The EITF concluded that an entity must defer and capitalize non-refundable advance payments made for research and development activities until the related goods are delivered or the related services are performed.  EITF 07-3 is effective for interim or annual reporting periods in fiscal years beginning after December 15, 2007 (January 1, 2008 for the Company).  The Company is currently evaluating the impact of adopting EITF 07-03 on its financial statements and results of operations.

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

c.

In May 2007, the Company’s board of directors approved the grant of options to purchase 204,351 shares of Common Stock to a newly-hired officer of the Company, at an exercise price of $4.33 per share.  The options vest over a four-year period and are exercisable for a ten-year period commencing on the date of grant.

The Company estimated the fair value of the options on the date of the grant using the Black-Scholes option-pricing model to be approximately $5,790, based on the following assumptions: dividend yield of 0% for all years; expected volatility of 53.17%; risk-free interest rates of 4.77%; and expected life of six years.

d.

In May 2007, the Company’s board of directors approved the grant of 8,000 shares of restricted Common Stock to a new member of its Scientific Advisory Board. The shares vest as follows: 25% vest twelve months after the grant date and the remaining 75% of the options vest over three years in 36 equal monthly installments.

The Company presents restricted Common Stock as “issued” and “outstanding” in its financial statements.

The estimate fair value of the options on the date of grant was approximately $215.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed financial statements and the consolidated financial statements and the related notes included elsewhere in this Form 10-Q and our Annual Report on Form 10-K/A for the year ended December 31, 2006.  Some of the information contained in this discussion and analysis, particularly with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. You should read “Risk Factors” in our Annual Report on Form 10-K/A for the year ended December 31, 2006 for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

Our lead product development candidate is prGCD for the treatment of Gaucher disease, which we are developing using our ProCellEx protein expression system.  We received approval from the United States Food and Drug Administration, the FDA, in April 2007 to commence phase III clinical trial of prGCD.  We submitted to the FDA a request for a special protocol assessment (SPA) of the final design of our pivotal phase III clinical trial of prGCD.  In July 2007, we reached an agreement with the FDA on the design that we submitted in the SPA request.  We expect to initiate enrollment of patients in our phase III clinical trials in the third quarter of 2007.  prGCD is our proprietary recombinant form of Glucocerebrosidase (GCD), an enzyme naturally found in human cells that is mutated or deficient in patients with Gaucher disease.  The current standard of care for Gaucher disease is enzyme replacement therapy, a medical treatment in which GCD is replaced for patients in whom the enzyme is lacking or dysfunctional.  Although Gaucher is a relatively rare disease, it represents a large commercial market due to the severity of the symptoms and the chronic nature of the disease.  The annual worldwide sales of Cerezyme®, an enzyme replacement therapy produced by Genzyme and currently the only approved enzyme replacement therapy for Gaucher disease, were approximately $1 billion in 2006 and $547 for the six months ended June 30, 2007, according to public reports by Genzyme.

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

Results of Operations

Three months ended June 30, 2007 compared to the three months ended June 30, 2006

Research and Development Expenses

Research and development expenses were $3.2 million for the three months ended June 30, 2007, an increase of $1.8 million, or 131%, from $1.4 million for the three months ended June 30, 2006.  The increase resulted primarily from the increase of $972,000 in salaries for new and existing employees and related consulting and materials associated with research and development and from a $727,000 increase in share-based compensation resulting from a grant made during the three months ended June 30, 2007 to a newly hired executive officer.

We expect research and development expenses to continue to increase as we enter into a more advanced stage of clinical trials for our product candidates, especially with respect to the Phase III trial of prGCD.

General and Administrative Expenses

General and administrative expenses were $6.5 million for the three months ended June 30, 2007, an increase of $5.6 million, or approximately 595%, from $936,000 for the three months ended June 30, 2006.  The increase resulted primarily from a $5.2 million increase in share-based compensation resulting primarily from the increase in the fair value of the Common Stock underlying the portions of certain outstanding stock options granted to consultants that vested during the three-month period ended June 30, 2007.

Financial Expenses and Income

Financial income was $175,000 for the three months ended June 30, 2007, an increase of $181,000, compared to a financial expense of $6,000 for the three months ended June 30, 2006.  The increase resulted primarily from the interest income earned on the proceeds generated from the sale of ordinary shares of Protalix Ltd. in September 2006 and from proceeds generated from the exercise of certain warrants in January 2007.

Six months ended June 30, 2007 compared to the six months ended June 30, 2006

Research and Development Expenses

Research and development expenses were $5.7 million for the six months ended June 30, 2007, an increase of $3.1 million, or 119%, from $2.6 million for the six months ended June 30, 2006.  The increase resulted primarily from the increase of $1.9 million in salaries for new and existing employees and related consulting and materials associated with research and development.  This increase was partially offset by $259,000 from grants from the Office of the Chief Scientist, the OCS, equal to $1.1 million during the six months ended June 30, 2007, compared to grants equal to $822,000 during the six months ended June 30, 2006. In addition, the increase resulted from a $790,000 increase in share-based compensation resulting primarily from a grant made during the three months ended June 30, 2007 to a newly hired executive officer.

We expect research and development expenses to continue to increase as we enter into a more advanced stage of clinical trials for our product candidates, especially with respect to the Phase III trial of prGCD.

General and Administrative Expenses

General and administrative expenses were $8.5 million for the six months ended June 30, 2007, an increase of $6.8 million, or approximately 396%, from $1.7 for the six months ended June 30, 2006.  The increase resulted primarily from a $5.9 million increase in share-based compensation resulting from the increase in the fair value of the Common Stock underlying the portions of certain outstanding stock options granted to consultants that vested during the three-month period ended June 30, 2007.

Financial Expenses and Income

Financial income was $506,000 for the six months ended June 30, 2007, an increase of $471,000, compared to $35,000 for the six months ended June 30, 2006.  The increase resulted primarily from a higher balance of cash and cash equivalents as of June 30, 2007, which primarily resulted from the interest income earned on the proceeds generated from the sale of ordinary shares of Protalix Ltd. in September 2006 and the exercise of warrants in January 2007.

Liquidity and Capital Resources

Sources of Liquidity

As a result of our significant research and development expenditures and the lack of any approved products to generate product sales revenue, we have not been profitable and have generated operating losses since our inception. To date, we have funded our operations primarily with gross proceeds equal to $31.3 million from the sale of convertible preferred and ordinary shares of Protalix Ltd., and an additional $14.4 million in connection with the exercise of warrants issued in connection with the sale of such ordinary shares.  We believe that the funds currently available to us are sufficient to satisfy our capital needs for the next 15 months.

Cash Flows

Net cash used in operations was $4.9 million for the six months ended June 30, 2007.  The net loss for the six months ended June 30, 2007 of $12.6 million was partially offset by $8.1 million of non-cash share-based compensation but was increased due to an increase in accounts receivable of $941,000, mainly due to grants to be received from the OCS.  Net cash used in investing activities for the six months ended June 30, 2007 was $844,000 and consisted primarily of purchases of property and equipment.  Net cash provided by financing activities for the six months ended June 30, 2007 was $12.9 million, consisting of the proceeds from the exercise of certain warrants.

Net cash used in operations was $2.3 million for the six months ended June 30, 2006. The net loss for the three months ended June 30, 2006 of $3.5 million was mainly offset by $1.4 of non-cash share-based compensation.  Net cash used in investing activities for the six months ended June 30, 2006 was $485,000 and consisted primarily of purchases of property and equipment.

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

We believe that our existing cash and cash equivalents will be sufficient to enable us to fund our operating expenses and capital expenditure requirements for at least for the next 15 months.

We will need to finance our future cash needs through public or private equity offerings, debt financings, or corporate collaboration and licensing arrangements.  We currently do not have any commitments for future external funding.  On July 24, 2007, we filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission, which will permit us and selling securityholders to offer and sell up to $200 million of our ordinary shares. Any offering will be made at the time and on the terms determined by market conditions at the time of sale.

Effects of Inflation and Currency Fluctuations

Inflation generally affects us by increasing our cost of labor and clinical trial costs.  We do not believe that inflation has had a material effect on our results of operations during the six months ended June 30, 2007 or the six months ended June 30, 2006.

Currency fluctuations could affect us by increased or decreased costs mainly for goods and services acquired outside of Israel.  We do not believe currency fluctuations have had a material effect on our results of operations during the six months ended June 30, 2007 and the six months ended June 30, 2006.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of June 30, 2007 and June 30, 2006.

Recently Issued Accounting Pronouncements

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

In June 2007, the Emerging Issues Task Force (“EITF”) issued EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (“EITF 07-3”).  EITF 07-3 addresses the diversity that exists with respect to the accounting for the non-refundable portion of a payment made by a research and development entity for future research and development activities.  The EITF concluded that an entity must defer and capitalize non-refundable advance payments made for research and development activities until the related goods are delivered or the related services are performed.  EITF 07-3 is effective for interim or annual reporting periods in fiscal years beginning after December 15, 2007 (January 1, 2008 for the Company).  The Company is currently evaluating the impact of adopting EITF 07-03 on its financial statements and results of operations.

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

	Six months ended June 30,		Year ended December 31,
	2007	2006	2006
Average rate for period	4.1499	4.5895	4.4565
Rate at year-end	4.2490	4.4400	4.2250

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

Item 4T.  Controls and Procedures

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

We carried out an evaluation, under the supervision and with the participation of our Chief Executive and Chief Financial Officers, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of June 30, 2007.  Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of June 30, 2007, our disclosure controls and procedures were effective at providing reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

Changes in Internal Controls over Financial Reporting

During the second quarter of fiscal 2007, ending on June 30, 2007, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

We are not involved in any material legal proceedings.

Item 1A.  Risk Factors

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2006.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

There have been no unregistered sales of equity securities during the quarter ended June 30, 2007 other than the issuance of 8,000 shares of restricted stock to a new member of our Scientific Advisory Board as reported under Item 1.01 of our Current Report on Form 8-K dated as of May 30, 2007.

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

PROTALIX BIOTHERAPEUTICS, INC.
(Registrant)
Date: August 15, 2007	By:	/s/ David Aviezer
David Aviezer, Ph.D. President and Chief Executive Officer (Principal Executive Officer)

Date: August 15, 2007	By:	/s/ Yossi Maimon
Yossi Maimon Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)