Form 10-K
period 2007-12-31
Protalix BioTherapeutics, Inc.
filed 2008-03-17
CIK 1006281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

001-33357

(Commission file number)

PROTALIX BIOTHERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Florida	65-0643773
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2 Snunit Street Science Park POB 455 Carmiel, Israel	20100
(Address of principal executive offices)	(Zip Code)

972-4-988-9488

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, par value $0.001 per share	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes     No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes     No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of ‘‘large accelerated filer’’ and ‘‘accelerated filer’’ in Rule 12b-2 of the Exchange Act.  (check one):

 Large accelerated filer                                                                                                                           Accelerated filer

    Non-accelerated filer           (Do not check if a smaller reporting company)           Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes      No

The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of June 30, 2007 was approximately $638 million (based upon the closing price for shares of the Registrant’s common stock as reported by the American Stock Exchange as of June 30, 2007 of $26.99). Shares of common stock held by each officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On March 10, 2008, approximately 75,857,459 shares of the Registrant’s common stock, $0.001 par value per share, were outstanding.

FORM 10-K

i

PART I

Except where the context otherwise requires, the terms, ‘‘we’’, ‘‘us’’, ‘‘our’’ or ‘‘the Company,’’ refer to the business of Protalix BioTherapeutics, Inc. and its consolidated subsidiaries, and ‘‘Protalix’’ or ‘‘Protalix Ltd.’’ refers to the business of Protalix Ltd., our wholly-owned subsidiary and sole operating unit.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The statements set forth under the captions ‘‘Business,’’ ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations,’’ and ‘‘Risk Factors’’, and other statements included elsewhere in this Annual Report on Form 10-K, which are not historical, constitute ‘‘forward-looking statements’’ within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the expectations, beliefs, intentions or strategies for the future. When used in this report, the terms ‘‘anticipate,’’ ‘‘believe,’’ ‘‘estimate,’’ ‘‘expect’’ and ‘‘intend’’ and words or phrases of similar import, as they relate to our or our subsidiary or our management, are intended to identify forward-looking statements. We intend that all forward-looking statements be subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, except as may be required under applicable law. Forward-looking statements are subject to many risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements.

Examples of the risks and uncertainties include, but are not limited to, the following:

•	the inherent risks and uncertainties in developing drug platforms and products of the type we are developing;

•	delays in our preparation and filing of applications for regulatory approval;

•	delays in the approval or potential rejection of any applications we file with the United States Food and Drug Administration, or the FDA, or other regulatory authorities;

•	any lack of progress of our research and development (including the results of clinical trials we are conducting);

•	obtaining on a timely basis sufficient patient enrollment in our clinical trials;

•	the impact of development of competing therapies and/or technologies by other companies;

•	our ability to obtain additional financing required to fund our research programs;

•	the risk that we will not be able to develop a successful sales and marketing organization in a timely manner, if at all;

•	our ability to establish and maintain strategic license, collaboration and distribution arrangements and to manage our relationships with collaborators, distributors and partners;

•	potential product liability risks and risks of securing adequate levels of product liability and clinical trial insurance coverage;

•	the availability of reimbursement to patients from health care payors for our drug products, if approved;

•	the possibility of infringing a third party’s patents or other intellectual property rights;

•	the uncertainty of obtaining patents covering our products and processes and in successfully enforcing them against third parties; and

•	the possible disruption of our operations due to terrorist activities and armed conflict, including as a result of the disruption of the operations of regulatory authorities, our subsidiary, our manufacturing facilities and our customers, suppliers, distributors, collaborative partners, licensees and clinical trial sites.

In addition, companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in advanced clinical trials, even after obtaining promising earlier trial results. These and other risks and uncertainties are detailed under the heading ‘‘Risk Factors’’ in this Annual Report on Form 10-K. We undertake no obligation to update, and we do not have a policy of updating or revising, these forward-looking statements.

Item 1.    Business

We are a biopharmaceutical company focused on the development and commercialization of recombinant therapeutic proteins based on our proprietary ProCellExtm protein expression system. Using our ProCellEx system, we are developing a pipeline of proprietary recombinant therapeutic proteins based on our plant cell-based expression technology that target large, established pharmaceutical markets and that rely upon known biological mechanisms of action. Our initial commercial focus has been on complex therapeutic proteins, including proteins for the treatment of genetic disorders, such as Gaucher disease and Fabry disease, and on female infertility disorders. We believe our ProCellEx protein expression system will enable us to develop proprietary recombinant proteins that are therapeutically equivalent or superior to existing recombinant proteins currently marketed for the same indications. Because we are targeting biologically equivalent versions of highly active, well-tolerated and commercially successful therapeutic proteins, we believe our development process is associated with relatively less risk compared to other biopharmaceutical development processes for completely novel therapeutic proteins.

Our lead product development candidate is prGCD for the treatment of Gaucher disease, which we are developing using our ProCellEx protein expression system. In July 2007, we reached an agreement with the United States Food and Drug Administration, or the FDA, on the final design of our pivotal phase III clinical trial of prGCD, through the FDA’s special protocol assessment (SPA) process. In the third quarter of 2007, we initiated enrollment and treatment of patients in our phase III clinical trial of prGCD. prGCD is our proprietary recombinant form of Glucocerebrosidase (GCD), an enzyme naturally found in human cells that is mutated or deficient in patients with Gaucher disease. The current standard of care for Gaucher disease is enzyme replacement therapy, a medical treatment in which GCD is replaced in patients in whom the enzyme is lacking or dysfunctional. Although Gaucher disease is a relatively rare disease, it represents a large commercial market due to the severity of the symptoms and the chronic nature of the disease. The annual worldwide sales of Cerezyme, an enzyme replacement therapy produced by Genzyme Corporation and currently the only approved enzyme replacement therapy for Gaucher disease, were approximately $1.1 billion in 2007, according to public reports by Genzyme. prGCD is a plant cell expressed version of the GCD enzyme, developed through our ProCellEx protein expression system. prGCD has an amino acid, glycan and three-dimensional structure that is very similar to its naturally-produced counterpart as well as to Cerezyme, the mammalian cell expressed version of the same protein. We believe prGCD may prove more cost-effective than the currently marketed alternative due to the cost benefits of expression through our ProCellEx protein expression system. In addition, based on our laboratory testing, preclinical and clinical results, we believe that prGCD may have the potential for increased potency and efficacy compared to the existing enzyme replacement therapy for Gaucher disease which may translate into lower dosages and/or less frequent treatments.

In addition to prGCD, we are developing an innovative product pipeline using our ProCellEx protein expression system, including therapeutic protein candidates for the treatment of Fabry disease, a rare, genetic lysosomal disorder in humans, and for female infertility disorders. We are also developing an acetylcholinesterase enzyme-based therapy for biodefense and intoxication treatments. We plan to file an investigational new drug application (IND) with the FDA with respect to at least one additional product during the second half of 2008. Because these product candidates are based on well-understood proteins with known biological mechanisms of action, we believe we may be able to reduce the development risks and time to market for our product candidates. We hold the worldwide commercialization rights to our proprietary development candidates and we intend to establish an internal, commercial infrastructure and targeted sales force to market prGCD and our other products, if approved, in North America, the European Union and in other significant markets, including Israel.

Our ProCellEx protein expression system consists of a comprehensive set of technologies and capabilities for the development of recombinant proteins, including advanced genetic engineering technology and plant cell-based protein expression methods. Through our ProCellEx protein expression system, we can develop highly complex recombinant therapeutic proteins all the way to the scale-up of a purified product produced in compliance with current good manufacturing practices, or cGMP. We believe that our plant cell-based expression technology will enable us, in certain cases, to develop and commercialize recombinant proteins without infringing upon the method-based patents or other intellectual property rights of third parties. The major elements of our ProCellEx system are patent protected in most major countries. Moreover, we expect to enjoy method-based patent protection for the proteins we develop using our proprietary ProCellEx protein expression technology, although there can be no assurance that any such patents will be granted. In some cases, we may be able to obtain patent protection for the compositions of the proteins themselves. We have filed for United States and international composition of matter patents for prGCD.

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

Our goal is to become a leading fully integrated biopharmaceutical company focused on the development and commercialization of proprietary recombinant therapeutic proteins. To that end, we are leveraging our ProCellEx protein expression system to develop a pipeline of proprietary recombinant therapeutic proteins. In addition to the product candidates that we are developing internally, we have entered into agreements for additional compounds with academic institutions, including a licensing agreement with the technology transfer arm of Israel’s Weizmann Institute of Science and an agreement with the technology transfer arm of the Hebrew University of Jerusalem. In addition, we are collaborating with other pharmaceutical companies to develop therapeutic proteins that can benefit from the significant cost, intellectual property and other competitive advantages of our ProCellEx protein expression system. We entered into an agreement with Teva Pharmaceutical Industries Ltd. in September 2006 under which we have agreed to collaborate on the research and development of two proteins to be developed using our ProCellEx protein expression system. We also continuously review and consider additional development and commercialization alliances with other pharmaceutical companies and academic institutions.

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

More Effective and Potent End Product Relative to Mammalian Based Systems.    Our ProCellEx protein expression system produces enzymes which have uniform glycosilation patterns and therefore do not require the lengthy and expensive post-expression modifications that are required for certain proteins produced by mammalian cell-based systems, including the proteins for the treatment of Gaucher disease. Such post-expression modifications in mammalian cell-produced proteins are made in order to expose the terminal mannose sugar residues, which are structures on the protein that are key elements in allowing the produced protein to bind to a target cell and subsequently be taken into the target cell for therapeutic benefit. In the production of Cerezyme, exposing these terminal mannose sugar residues involves a multitude of highly technical steps which add time and cost to the production process. In addition, these steps do not guarantee the exposure of all of the required terminal mannose sugar residues, resulting in potentially lower effective yields and inconsistency in potency from batch to batch. Our ProCellEx protein expression system, by contrast, produces prGCD in a ‘‘ready to use’’ form that does not require additional glycosilation or other modifications to make it suitable for use in enzyme replacement therapy for Gaucher disease. We believe this quality increases the potency and consistency of the expressed proteins, thereby further increasing the cost advantages of our ProCellEx protein expression system over competing protein expression methodologies.

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

Broad Range of Expression Capabilities.    Unlike bacterial and yeast cell-based systems, which are unable to produce complex proteins, our ProCellEx protein expression system is able to produce a broad array of complex glycosilated proteins. We have successfully demonstrated the feasibility of our ProCellEx system by producing, on an exploratory, research scale, a variety of therapeutic proteins belonging to different classes of recombinant drugs, such as enzymes, hormones, monoclonal antibodies, cytokines and vaccines. We have demonstrated that the recombinant proteins we have expressed to date have the intended composition and correct biological activity of their human-equivalent protein, with several of such proteins demonstrating advantageous biological activity compared to the currently available biotherapeutics.

Our Strategy

Our goal is to become a leading fully integrated biopharmaceutical company focused on the development and commercialization of proprietary recombinant therapeutic proteins. To achieve our goal, we intend to:

Obtain Regulatory Approval for prGCD for the Treatment of Gaucher Disease.    We commenced enrollment and treatment of patients in our phase III clinical trial of prGCD in the third quarter of 2007. We are currently conducting the phase III clinical trial and enrolling patients in selected leading medical centers worldwide, including the Shaare Zedek Medical Center in Jerusalem, Israel, the New York University Medical Center in New York City and Morningside Medi-Clinic in Johannesburg, South Africa. We intend to include additional medical centers in the clinical trial in Europe and America. If the phase III clinical trial produces favorable results, we expect to file a New Drug Application, an NDA, for prGCD with the FDA by the end of the first half of 2009. We believe that prGCD may have cost, efficacy and potency advantages over the currently available enzyme replacement therapy for Gaucher disease and we intend to pursue post-marketing studies to confirm these advantages. Although Gaucher disease is a relatively rare disease, it represents a substantial commercial market due to the severity of the symptoms and the chronic nature of the disease. We believe that the approval of prGCD as a treatment for Gaucher disease, if at all, with its potentially longer acting profile and more cost-effective development process, may lead to increase the number of patients who will be able to have access and afford such treatment, thereby expanding the market for Gaucher disease treatments.

Develop a Pipeline of Innovative Recombinant Therapeutic Proteins.    We are leveraging our ProCellEx protein expression system to develop a pipeline of innovative recombinant proteins, with an emphasis on therapeutic treatments with large market opportunities. We select additional therapeutic candidates for development through in-house testing, licensing agreements with academic institutions and collaborations with pharmaceutical partners. We have currently identified several product candidates that are mainly oriented towards the specialty disease and therapeutic market segments, including treatments for Fabry disease and female infertility disorders. We are also developing an acetylcholinesterase enzyme based therapy for biodefense and intoxication treatments. We believe that the clinical and regulatory pathway for many of our pipeline product programs candidates is already established, and that this may reduce the risks and costs associated with our clinical development programs. Furthermore, established markets already exist for the development of most of our current product candidates. We plan to apply the manufacturing, clinical and regulatory experience we have gained from the development of our lead product candidate to advance a number of our preclinical product candidates into clinical trials over the next few years.

Build a Targeted Sales and Marketing Infrastructure.    We plan to establish our own, internal sales and marketing capabilities in North America, the European Union and in other significant markets, including Israel. We believe that the focus of our current clinical pipeline on relatively rare genetic disorders with small patient populations and a highly concentrated group of physicians focused on treating patients with such disorders will facilitate our creation of a targeted internal sales force.

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

Acquire or In-License New Technologies, Products or Companies.    We continuously seek attractive product candidates and innovative technologies to in-license or acquire. We intend to focus on product candidates that would be synergistic with our ProCellEx protein expression system and expertise and that represent large potential market opportunities. In August 8, 2007, we entered into an agreement with the Yissum Research and Development Company, the technology transfer arm of the Hebrew University of Jerusalem, Israel, and the Boyce Thompson Institute for Plant Research, at Cornell University, Ithaca, New York, to develop a proprietary plant cell-based acetylcholinestrase (AChE) and its molecular variants for the use in several therapeutic indications, including a biodefense program and an organophosphate-based pesticide treatment program. We believe that by pursuing selective acquisitions of companies or technologies in businesses that complement our own, we will be able to enhance our competitiveness and strengthen our market position.

Leverage Strength and Experience of Our Management Team and Board of Directors.    Our management team has extensive experience in the biotechnology and pharmaceutical industry. The Chairman of our Board of Directors, Mr. Eli Hurvitz, is an experienced pharmaceutical industry veteran and the current Chairman of the Board and former President and Chief Executive Officer of Teva. In February 2008, we appointed Professor Roger D. Kornberg, a renowned biochemist and laureate of the Nobel Prize in Chemistry, to our Board of Directors. We will continue to leverage their experience and established track record as well as their relationships across the biotechnology and pharmaceutical industries.

Our Pipeline Drug Candidates

Our Lead Product Candidate, prGCD

prGCD, our lead proprietary product candidate, is a plant cell expressed recombinant Glucocerebrosidase enzyme (GCD) for the treatment of Gaucher disease. In April 2007, we received approval from the FDA to commence a phase III clinical trial of prGCD. We submitted to the FDA a request for a special protocol assessment (SPA) of the final design of our pivotal phase III clinical trial for prGCD. In July 2007, we reached an agreement with the FDA on the design that we submitted in the SPA request and in the third quarter of 2007 we initiated enrollment and treatment of patients in the phase III clinical trial. In clinical trials in healthy subjects and in vivo primate studies, prGCD has demonstrated an increased half-life and prolonged presence of the enzyme in the blood serum of the subjects as compared to Cerezyme, the only enzyme replacement therapy currently marketed to treat Gaucher disease. We believe that prGCD, if approved, has the potential to offer patients and healthcare payors a more effective and cost efficient treatment of Gaucher disease because of the following features:

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

Current Treatments for Gaucher Disease

The standard of care for Gaucher disease is enzyme replacement therapy using recombinant GCD to replace the mutated or deficient natural GCD enzyme. The latest studies estimate that there are approximately 10,000 patients suffering from Gaucher disease worldwide. Cerezyme, an enzyme replacement therapy commercialized by Genzyme Corporation, is the only recombinant GCD currently available on the market and approved worldwide for the treatment of Gaucher disease. According to public reports issued by Genzyme, Cerezyme was used to treat approximately 4,800 patients and had annual sales of approximately $1.0 billion in 2006. Genzyme has reported annual sales of approximately $1.1 billion of Cerezyme in 2007. Cerezyme is produced through a mammalian cell-based protein expression process in CHO cells. There are no known severe side effects to the use of Cerezyme and its approved use over the past decade suggests that it is an effective treatment of Gaucher disease. However, Cerezyme is subject to the limitations of most mammalian cell-based therapeutic proteins, including lengthy and costly production processes. As enzyme replacement therapy does not cure the genetic disorder, but rather provides an external source for transfusion of the missing or mutated enzyme, Gaucher disease patients generally receive the treatment over their entire lifetime. The current average annual cost for enzyme replacement therapy for an adult Gaucher disease patient in the United States is in excess of $200,000.

The only other approved drug for the treatment of Gaucher disease is Zavesca (miglustat), marketed by Actelion Ltd. Zavesca has been approved by the FDA for use in the United States as an oral treatment. However, it has many side effects and the FDA has approved it only for administration to those patients who cannot be treated through enzyme replacement therapy, and, accordingly, have no other treatment alternative. As a result, Zavesca’s use has been extremely limited. Actelion has reported sales of Zavesca of approximately CHF 35.3 million (approximately $32.5 million) for 2007.

prGCD Development Program

We believe the clinical development path for prGCD will be similar to that followed by the existing enzyme replacement therapy currently on the market. The primary efficacy endpoints for our studies is the reduction in size of spleen and the secondary endpoints for our studies include increase in platelet and hemoglobin counts and reduction in liver size, all of which are generally well-established and accepted by regulatory agencies and specifically agreed to by the FDA in the special protocol assessment (SPA) of the final design of our privotal phase III clinical trial for prGCD. See ‘‘— Phase III Clinical Trial’’.

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

Figure 2: prGCD and Cerezyme Cellular Uptake

Furthermore, the data generated in preclinical trials relating to pharmacokinetic parameters, specifically the half-life of enzyme in the subjects’ blood serum after infusion, showed that the half-life of prGCD is significantly longer than that of Cerezyme based upon data disclosed publicly by Genzyme. We believe the extended half-life of prGCD relative to Cerezyme is attributable to the different glycoside profile, thereby resulting in the enhanced uptake of prGCD into the Gaucher cells.

Figure 3: prGCD and Cerezyme Half-Life Data

	prGCD	Cerezyme
Primates	~13.0 – 20.0 minutes	~6.8 – 8.0 minutes(1)
Humans	~10.5 – 14.5 minutes	~3.6 – 10.4 minutes(2)

(1)	Source: Cerezyme NDA — PharmTox review
(2)	Source: Cerezyme labeling approved by FDA for package insert

Prior to submitting an NDA for prGCD, if at all, we intend to conduct further, standard preclinical studies of prGCD.

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

In addition, as illustrated in Figure 3 above, the half-life of prGCD was found to be significantly longer than that of Cerezyme, based upon data disclosed publicly by Genzyme, which was consistent with our preclinical data.

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

Phase III Clinical Trial

After the conclusion of the phase I clinical trial and discussions with the FDA, we applied to commence a pivotal phase III clinical trial of prGCD, without the requirement to first complete a phase II clinical trial. In April 2007, we received approval from the FDA to initiate a pivotal phase III clinical trial. We submitted to the FDA a request for a special protocol assessment (SPA) of the final design of our pivotal phase III clinical trial for prGCD. In July 2007, we reached an agreement with the FDA on the design that we submitted in the SPA request and in the third quarter of 2007 we initiated enrollment and treatment of patients in the phase III clinical trial. The phase III clinical trial is expected to include 30 naive patients in a randomized, double-blind, dose ranging study, with two parallel groups, one receiving a dosage equivalent to the prevalent standard of care for enzyme replacement therapy and one receiving a dosage equal to one half of that amount. We commenced enrollment and treatment of patients in our phase III clinical trial in the third quarter of 2007. We are currently conducting the phase III clinical trial and enrolling patients in selected medical centers worldwide, including the Shaare Zedek Medical Center in Jerusalem, Israel, the New York University Medical Center in New York City and the Morningside Medi-Clinic in Johannesburg, South Africa. We intend to include additional medical centers in the clinical trial in Europe and America.

Other Drug Candidates in Our Pipeline

We are developing other recombinant therapeutic proteins to be expressed by our ProCellEx protein expression system, with an emphasis on treatments for which there are large, established pharmaceutical markets and where our proprietary protein expression system enables us to develop and commercialize recombinant proteins that are patent-protected and therapeutically equivalent or superior to the existing treatments. We select additional therapeutic candidates for development by testing candidates in-house and through collaborations with academic partners. We have identified several product candidates oriented towards specialty disease and therapeutic market segments, including treatments for Fabry disease and female infertility. In addition, we are conducting initial research to evaluate potential programs in the fields of monoclonal antibodies, cytokines and vaccines. We plan to file an investigational new drug application (IND) with the FDA with respect to at least one additional product during the second half of 2008. In addition, we are developing a new method for delivering active recombinant proteins systemically through oral administration of transgenic plant cells expressing such biotherapeutic proteins.

PRX-102

We are developing a proprietary alpha Galactosidase enzyme, currently titled PRX-102, which is a therapeutic enzyme for the treatment of Fabry disease, a rare genetic lysosomal storage disorder in humans, the symptoms of which involve the accumulation of lipids in the cells of the kidneys, heart and other organs. Fabry disease affects more than 8,000 people globally. We believe that the treatment of Fabry disease is a specialty clinical niche with the potential for high growth. Currently there are two drugs available on the market to treat Fabry disease. Fabrazyme, made by Genzyme, was approved for the treatment of Fabry disease in the European Union in 2001 and the United States in 2003. Genzyme reported $424 million in worldwide sales of Fabrazyme in 2007. The other approved drug for the treatment of Fabry disease in the European Union is Replagal, which is sold by Shire plc. Shire reported $143.9 million in sales of Replagal in 2007.

We are currently in the research phase of the development of PRX-102 and expect to initiate animal evaluation testing in the first half of 2008. As was the case in our development of prGCD, our development of PRX-102 involves the expression by our proprietary protein expression system of a naturally occurring enzyme to be used in enzyme replacement therapy for the treatment of Fabry disease. Based on our experience with prGCD and the experience of other companies developing enzyme replacement therapies for Fabry disease, we have reason to believe that, if favorable data is accumulated in preclinical and phase I clinical trials, the FDA may allow us to proceed directly with a pivotal phase III clinical trial without the need to complete a phase II clinical trial. However, there can be no assurance that we will initiate preclinical or phase I clinical trials and if we do, that such trials will result in favorable data. In addition, there can be no assurance that the FDA will allow us to proceed directly with a phase III clinical trial after completion of a phase I clinical trial.

Acetylcholinesterase

In August 2007, we entered into an agreement with the Yissum Research and Development Company and the Boyce Thompson Institute, Inc. pursuant to which we are developing a proprietary plant cell-based acetylcholinesterase (AChE) and its molecular variants for the use in several therapeutic and prophylactic indications, as well as in a biodefense program and an organophosphate-based pesticide treatment program. Pursuant to the terms of the agreement, we have received an exclusive, worldwide right and license to certain technology, including patents and certain patent applications relating to AChE for the therapeutic and prophylactic indications as well as an exclusive license not limited to such indications with respect to certain of those patents and patent applications. In consideration for those licenses, we have agreed to make certain regulatory milestone payments, a sales-based milestone payment, a license maintenance fee and a royalty on net sales of any products developed with the licensed technology. We are currently performing research in order to evaluate the potential for the developed acetylcholinesterase and its variants, for various therapeutic fields. To date, our in vitro experiments have shown that the acetylcholinesterase expressed in our ProCellEx protein expression system demonstrates promising biological activity on biochemical and cellular levels.

In January 2008, we expanded the scope of our acetylcholinesterase program with Yissum after we achieved proof of concept results in an animal study conducted as part of the program. In our animal study, the plant cell expressed form of the acetylcholinesterase protein demonstrated full protection from organophosphate poisoning, stimulating the capacity of the plant cell expressed acetylcholinesterase protein to treat nerve gas and pesticide poisoning. Under our agreement with Yissum, we intend to conduct a collaborative research program in the laboratory of Professor Hermona Soreq, a world leader in the field of acetylcholinesterase research and Dean of the Faculty of Science at the Hebrew University.

PRX-111

We are developing variants of Follicle Stimulating Hormone (FSH), a human fertility hormone targeted at the female infertility market, one of which is in collaboration with a third party. The three most active companies in the market for FSH biotherapeutic proteins are Merck Serono S.A. (which was acquired by Merck KGaA in 2007), Organon Biosciences N.V. (which was acquired by Schering Plough Corporation in November 2007), and Ferring Pharmaceuticals, a private company. Merck KGaA reported aggregate worldwide sales of its FSH protein, Gonal-f® equal to approximately €434.0 million (approximately $655.6 million) for 2007, and, based upon information disclosed by Akzo Nobel, prior to the sale of Organon to Schering Plough, Organon had worldwide sales of its FSH protein, Purgenon, of approximately $591.0 million in 2006. To date, we believe that our in vitro experiments with these hormones have demonstrated equivalent to superior biochemical and cellular results when compared to the currently marketed biotherapeutic hormones used in approved female infertility treatments. We are currently performing additional in vivo animal research to evaluate the advantages of our FSH variants under development compared to the therapeutic proteins currently marketed to treat female infertility.

Strategic Collaborations

Teva Pharmaceutical Industries

In September 2006, we entered into a Collaboration and Licensing Agreement with Teva for the development and manufacture of two proteins, to be identified by Teva and us using our ProCellEx protein expression system. These proteins are not part of our current product development pipeline. We have launched preliminary feasibility studies with respect to one protein under the agreement and we expect to launch feasibility studies with respect to the second protein before the end of the first half of 2008. Pursuant to the agreement, we have agreed to collaborate on the research and development of the two proteins utilizing our ProCellEx protein expression system. If the research and preclinical development efforts for either protein are successful and if Teva elects to pursue clinical trials for the development of either protein through our ProCellEx protein expression system, we have agreed to grant to Teva an exclusive license to commercialize the products developed based on the protein in return for royalty and milestone payments payable upon the achievement of certain pre-defined goals. We will retain certain exclusive manufacturing rights with respect to the active pharmaceutical ingredient of the proteins following the first commercial sale of a licensed product under the agreement and other rights. See ‘‘Risk Factors — Our strategy, in many cases, is to enter into collaboration agreements with third parties to leverage our ProCellEx system to develop product candidates. If we fail to enter into these agreements or if we or the third parties do not perform under such agreements or terminate or elect to discontinue the collaboration, it could have a material adverse affect on our revenues.’’

Weizmann Institute of Science

In March 2006, we entered into a Research and License Agreement with the Yeda Research and Development Company Limited, the technology transfer arm of the Weizmann Institute of Science, pursuant to which Yeda is using its technology to design a next generation of GCD for the treatment of Gaucher disease that can be expressed using our ProCellEx protein expression system and that may have certain benefits over the first generation treatments used today. The technology licensed from Yeda provides a methodology for the rational design of an improved drug for the treatment of Gaucher disease by enzyme replacement therapy, based on the three-dimensional crystal structure of GCD that was solved by scientists from the Weizmann Institute of Science. In consideration for Yeda’s research, we agreed to pay a fixed research budget amount. Yeda has granted us a license to use their technology and discoveries for the development, production and sale of enzymatically active mutations of GCD and derivatives thereof for the treatment of Gaucher disease. We are responsible for commercializing the products developed under the license. Under the agreement, we are obligated to pay certain minimum royalty amounts and varying fixed royalty amounts on net sales of products developed using the licensed technology for the treatment of Gaucher disease and other indications as well as for sublicensing revenues. Accordingly, we will have certain payment obligations to Yeda even if we were to fail to generate any revenue from the licensed technology. See ‘‘Risk Factors — If we cannot meet requirements under our license agreements, we could lose the rights to our products, which could have a material adverse effect on our business.’’

Intellectual Property

We maintain a proactive intellectual property strategy which includes patent filings in multiple jurisdictions, including the United States and other commercially significant markets. We hold 10 granted patents and 66 patent applications currently pending with respect to various compositions, methods of production and methods of use relating to our ProCellEx protein expression system and our proprietary product pipeline. Of such patent applications, 13 have been filed since December 31, 2007, most of which were the result of existing patent applications reaching the national phase. We also have five joint patent applications and hold licensed rights to two patents and 21 patent applications.

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

Our patent portfolio consists of several patent families (consisting of patents and/or patent applications) covering our technology, protein expression methodologies and system and product candidates. We have been issued, and hold licensed rights to, patents in the United States, the European Union, Israel, Canada, the Czech Republic, Hungary, Japan, Poland, Mexico, Hong Kong and India that cover our ProCellEx protein expression system, including the methods that we use for culturing and harvesting plant cells and/or tissues in consecutive cycles. Another patent family in our patent portfolio contains patent applications relating to our method for producing glycosilated proteins in a plant culture, particularly proteins having a terminal mannose glycosilation, including prGCD. An additional patent family contains patent applications relating to a system and method for production of antibodies in a plant cell culture, and antibodies produced in such a system. In addition, our patent portfolio includes a patent family for a new method for delivering active recombinant proteins systemically through oral administration of transgenic plant cells. Lastly, our patent portfolio includes a patent family containing patent applications that we co-own and that covers human glycoprotein hormone and chain splice variants, including isolated nucleic acids encoding these variants. More specifically, this patent portfolio covers a new splice variant of human FSH.

In April 2004, we entered into a Collaborative Research Agreement with Icon Genetics AG (which was subsequently acquired by Bayer Corporation) regarding an option to license Icon’s amplification technology for utilization in the expression of our products under development in order to improve our yield. In connection with such option, we entered into a license agreement with Icon in April 2005, pursuant to which we received an exclusive worldwide license to develop, test, use and commercialize Icon’s technology to express certain proteins in our ProCellEx protein expression system. In addition, we are entitled to a non-exclusive worldwide license to make and have made other proteins expressed by using Icon’s technology in our technology. In consideration for the licenses, we are obligated to pay to Icon development milestone payments and royalties. See ‘‘Risk Factors — If we fail to adequately protect or enforce our intellectual property rights or secure rights to third party patents, the value of our intellectual property rights would diminish and our business, competitive position and results of operations would suffer.’’

Manufacturing

Our drug product candidates, including prGCD, must be manufactured in a sterile environment and in compliance with cGMPs set by the FDA and other relevant foreign regulatory authorities. We use our current facility, which has approximately 5,000 sq/ft of clean rooms built according to industry standards, to develop, process and manufacture prGCD and other recombinant proteins. In January 2008, we signed a lease agreement for additional space as part of the expansion of our manufacturing and research facility. The expanded space, located in our existing facility, provides us with approximately three times our current manufacturing space. The entire protein production process takes place in a controlled environment. We have entered into a contract with Teva pursuant to which Teva has agreed to perform the final filling and freeze drying steps for prGCD in connection with our clinical trials. We anticipate entering into further internal and collaborative programs in the future that will require us to scale-up our manufacturing capacity from time to time. Consequently, we are planning to establish larger scale manufacturing facilities that will satisfy our production needs for the foreseeable future. Although this will result in a significant increase in our capital expenditures, we expect these expenditures to be substantially lower than those associated with the construction of mammalian cell-based systems. We have begun to prepare conceptual designs of a new manufacturing facility and are currently evaluating potential locations for such facility.

Our current facility in Israel has been granted ‘‘Approved Enterprise’’ status, and we have elected to participate in the alternative benefits program. Our facility is located in a Zone A location, and, therefore, our income from the Approved Enterprise will be tax exempt in Israel for a period of 10 years, commencing with the year in which we first generate taxable income from the relevant Approved Enterprise. To remain eligible for these tax benefits, we must continue to meet certain conditions, and if we increase our activities outside of Israel, for example, by future acquisitions, such increased activities generally may not be eligible for inclusion in Israeli tax benefit programs. In addition, our technology is subject to certain restrictions with respect to the transfer of technology and manufacturing rights. ‘‘See Risk Factors — The manufacture of our products is an exacting and complex process, and if we or one of our materials suppliers encounter problems manufacturing our products, it will have a material adverse effect on our business and results of operations.’’

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

We specifically face competition from companies with approved treatments of Gaucher disease, including Genzyme and to a certain extent, Actelion Ltd. In addition, we are aware of other early stage, experimental, small molecule, oral drugs which are being developed for the treatment of Gaucher disease by Amicus Therapeutics, Inc. and Genzyme. Shire plc is currently developing a gene-activated GCD enzyme expressed in human cancer cells to treat Gaucher disease. We also face competition from companies with approved enzyme treatments of Fabry disease, including Genzyme and Shire, and we are aware of other early stage drugs which are being developed for the treatment of Fabry disease, including a drug being developed by Amicus Therapeutics.

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

Key differentiating elements affecting the success of our product candidates are likely to be their potency and efficacy profiles, as well as their cost-effectiveness as compared to other existing therapies. See ‘‘Risk Factors — Developments by competitors may render our products or technologies obsolete or non-competitive which would have a material adverse effect on our business and results of operations.’’

Scientific Advisory Board

In the second quarter of 2007 we began to reorganize our scientific advisory board and appoint new members of such board. Members of our scientific advisory board in the fields of plant molecular and cell biology as well as Gaucher disease and various hematological and genetic disorders consult with our management within their professional areas of expertise; exchange strategic and business development ideas with our management; attend scientific, medical and business meetings with our management, such as meetings with the FDA and comparable foreign regulatory authorities, meetings with strategic or potential strategic partners and other meetings relevant to their areas of expertise; and attend meetings of our scientific advisory board. We expect our scientific advisory board to convene at least twice annually, and we frequently consult with its individual members. Our scientific advisory board currently includes the following people:

Name	Affiliation
Professor Ernest Beutler, M.D.	Chairman of the Department of Molecular and Experimental Medicine, The Scripps Research Institute
American Academy of Arts and Sciences, Member
The Institute of Medicine of the National Academies
The National Academy of Sciences, Member
American Society of Hematology, President (1978)
Western Association of Physicians, President (1988)
Professor Aaron Ciechanover, M.D., D.Sc.	Laureate of the Nobel Prize in Chemistry
Distinguished research Professor at the Cancer and Vascular Biology Research Center of the Rappaport Research Institute and Faculty of Medicine at the Technion
American Academy of Arts and Sciences, Member
Professor Gad Galili, Ph.D.	Chairman of the Department of Plant Sciences, The Weizmann Institute of Science, Rehovot, Israel
Professor Ari Zimran, M.D.	Director of the Gaucher Clinic, Shaare Zedek Medical Center, Jerusalem, Israel
Associate Professor of Medicine, Hebrew University-Hadassah Medical School, Jerusalem, Israel,

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

After completion of clinical trials of a new drug product, FDA and foreign regulatory authority marketing approval must be obtained. Assuming that the clinical data support the product’s safety and effectiveness for its intended use, a New Drug Application (NDA) is submitted to the FDA for its review. Generally, it takes one to three years to obtain approval. If questions arise during the FDA review process, approval may take a significantly longer period of time. The testing and approval processes require substantial time and effort and approval on a timely basis, if at all, or the approval that we receive may be for a narrower indication than we had originally sought, potentially undermining the commercial viability of the product. Even if regulatory approvals are obtained, a marketed product is subject to continual review, and later discovery of previously unknown problems or failure to comply with the applicable regulatory requirements may result in restrictions on the marketing of a product or withdrawal of the product from the market as well as possible civil or criminal sanctions. For marketing outside the United States, we will be subject to foreign regulatory requirements governing human clinical trials and marketing approval for pharmaceutical products. The requirements governing the conduct of clinical trials, product licensing, pricing and medical reimbursement vary widely from country to country.

None of our products under development has been approved for marketing in the United States or elsewhere. We may not be able to obtain regulatory approval for any of our products under development in a timely manner, if at all. Failure to obtain requisite governmental approvals or failure to obtain approvals of the scope requested will delay or preclude us, or our licensees or marketing partners, from marketing our products, or limit the commercial use of our products, and thereby would have a material adverse effect on our business, financial condition and results of operations. See ‘‘Risk Factors — We may not obtain the necessary U.S. or worldwide regulatory approvals to commercialize our drug candidates in a timely manner, if at all, which would have a material adverse effect on our business and results of operations.’’

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

General Corporate Tax Structure in Israel

Generally, Israeli companies are subject to corporate tax at the rate of 29% on taxable income and are subject to real capital gains tax at a rate of 25% on capital gains (other than gains derived from the sale of listed securities that are taxed at the prevailing corporate tax rates) derived after January 1, 2003. The corporate tax rate was reduced in June 2004, from 36% to 35% for the 2004 tax year, 34% for the 2005 tax year, 31% for the 2006 tax year, 29% for the 2007 tax year, 27% for the 2008 tax year, 26% for the 2009 tax year and 25% for the 2010 tax year and thereafter. As discussed below, the corporate tax rate may be less for income derived from an Approved Enterprise.

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

The Investment Law was significantly amended effective in April 2005. Protalix Ltd. will continue to enjoy the tax benefits under the pre-revision provisions of the Investment Law. If any new benefits are granted to Protalix Ltd. in the future, Protalix Ltd. will be subject to the provisions of the amended Investment Law with respect to these new benefits. Therefore, the following discussion is a summary of the Investment Law prior to its amendment as well as the relevant changes contained in the new legislation.

Under the Investment Law prior to its amendment, a company that wished to receive benefits had to receive approval from the ‘‘Investment Center’’ of the Israeli Ministry of Industry, Trade and Labor, the Investment Center. Each certificate of approval for an Approved Enterprise relates to a specific investment program in the Approved Enterprise, delineated both by the financial scope of the investment and by the physical characteristics of the facility or the asset, e.g., the equipment to be purchased and utilized pursuant to the program.

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

Our original facility in Israel has been granted ‘‘Approved Enterprise’’ status, and it has elected to participate in the alternative benefits program. Under the terms of its Approved Enterprise program, the facility is located in a top priority location, or ‘‘Zone A’’, and, therefore, the income from that Approved Enterprise will be tax exempt in Israel for a period of 10 years, commencing with the year in which taxable income is first generated from the relevant Approved Enterprise. The current benefits program may not continue to be available and Protalix Ltd. may not continue to qualify for its benefits.

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

Encouragement of Industrial Research and Development Law, 1984

In the past, Protalix Ltd. received grants from the Office of the Chief Scientist of the Israeli Ministry of Industry, Trade and Labor, the OCS, for the financing of a portion of its research and development expenditures in Israel. As of December 31, 2007, the OCS approved grants in respect of Protalix Ltd.’s continuing operations totaling approximately $6.2 million, measured from inception. Protalix Ltd. is required to repay up to 100% of grants actually received (plus interest at the LIBOR rate applied to the grants received on or after January 1, 1999) to the OCS through payments of royalties at a rate of 3% to 6% of the revenues generated from an OCS-funded project, depending on the period in which revenues were generated. As of December 31, 2007, Protalix Ltd. had not paid or accrued royalties and Protalix Ltd.’s contingent liability to the OCS with respect to grants received was approximately $5.4 million.

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

The State of Israel does not own intellectual property rights in technology developed with OCS funding and there is no restriction on the export of products manufactured using technology developed with OCS funding. The technology is, however, subject to transfer of technology and manufacturing rights restrictions as described above. For a description of such restrictions, please see ‘‘Risk Factors — Risks Relating to Our Operations in Israel’’. OCS approval is not required for the export of any products resulting from the research or development or for the licensing of any technology in the ordinary course of business.

Special Provisions Relating to Taxation under Inflationary Conditions

Protalix Ltd. is taxed in Israel under the Income Tax Law (Inflationary Adjustments), 1985, generally referred to as the Inflationary Adjustments Law. The Inflationary Adjustments Law is highly complex, and represents an attempt to overcome the problems presented to a traditional tax system by an economy undergoing rapid inflation. The provisions that are material to us are summarized below:

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

Tax Ruling and Lock-up Agreements Related to the Merger

In connection with the merger of Protalix Ltd. with our wholly-owned subsidiary, Protalix Acquisition Co. Ltd., substantially all of the former shareholders of Protalix Ltd. entered into lock-up agreements to satisfy Israeli tax laws and contractual obligations. The lock-up agreements prohibit such former shareholders of Protalix Ltd. from, directly or indirectly, selling or otherwise transferring the shares of our common stock issued to them as a result of the merger during a period commencing upon the closing of the merger and ending on January 1, 2009. However, during such period, each such former Protalix Ltd. shareholder may, under the terms of the lock-up agreements and the tax ruling described below, sell an aggregate of 10% of each such shareholder’s original number of locked-up shares. All permitted sales of locked-up shares that may be made during such time period are cumulative.

Furthermore, under applicable tax law incorporated by reference into the tax ruling obtained by Protalix Ltd. from the Israeli tax authorities, during the lock-up period, we must maintain our holding of at least 51% of Protalix Ltd. and certain of our shareholders at the time of the consummation of the merger must maintain, in the aggregate, holdings of at least 51% of our outstanding share capital. See ‘‘Risk Factors — Trading of our common stock is limited.’’

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

Subject to further clarification from the Israeli tax authorities regarding the tax ruling, our Board of Directors has resolved to terminate the lock-up agreements for holders of 5% or less of our outstanding shares as of the closing of the merger. Such termination will allow 22,929,381 shares of our common stock to become eligible for sale on the public market in advance of the expiration of the lock-up agreements on January 1, 2009. See ‘‘Risk Factors — Future sales of our common stock could reduce our stock price.’’

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

Employees

As of December 31, 2007, we had 104 employees, of whom 20 have an M.D. or a Ph.D. in their respective scientific fields. We believe that our relations with these employees are good. We intend to continue to hire additional employees in research and development, manufacturing and administration in order to meet our operating plans. We believe that our success will greatly depend on our ability to identify, attract and retain capable employees. The Israeli Ministry of Labor and Welfare is authorized to make certain industry-wide collective bargaining agreements that apply to types of industries or employees including ours (‘‘Expansion Orders’’). These agreements affect matters such as cost of living adjustments to salaries, length of working hours and week, recuperation, travel expenses, and pension rights. Otherwise, our employees are not represented by a labor union or represented under a collective bargaining agreement. See ‘‘Risk Factors — We depend upon key employees and consultants in a competitive market for skilled personnel. If we are unable to attract and retain key personnel, it could adversely affect our ability to develop and market our products.’’

Company Background

Our principal business address is 2 Snunit Street, Science Park, POB 455, Carmiel, Israel 20100, where our executive offices are located and we operate our research and manufacturing facility. Our telephone number is +972-4-988-9488. From May 2001 through December 31, 2006, our company had no operations. We were originally formed as Embassy Acquisition Corp., a Florida corporation, in November 2005 and changed our name to Orthodontix, Inc., in April, 1992. On December 31, 2006, we acquired, through a merger with our wholly-owned subsidiary, Protalix Acquisition Co. Ltd., all of the outstanding shares of Protalix Ltd., in exchange for shares of our common stock. As a result, Protalix Ltd. is now our wholly-owned subsidiary. At, and as of the closing of the merger, the former shareholders of Protalix Ltd. acquired in excess of 99% of our outstanding shares of common stock. In connection with the merger, we effected a one-for-ten reverse stock split and on February 26, 2007, we changed our name to Protalix BioTherapeutics, Inc. Unless otherwise indicated, all share numbers in this annual report on Form 10-K give effect to such reverse stock split. On March 12, 2007, our shares of common stock were listed on the American Stock Exchange under the symbol PLX.

On October 25, 2007, we issued and sold 10,000,000 shares of our common stock in an underwritten public offering at a price of $5.00 per share. The net proceeds to us were approximately $46 million after deducting underwriting discounts, commissions and offering expenses.

Our wholly-owned subsidiary and sole operating unit, Protalix Ltd., is an Israeli corporation and was originally incorporated in Israel as Metabogal Ltd. on December 27, 1993. During 1999, Protalix Ltd. changed its focus from plant secondary metabolites to the expression of recombinant therapeutic proteins in plant cells, and in April 2004 changed its name to Protalix Ltd.

ProCellExtm is our trademark. Each of the other trademarks, trade names or service marks appearing in this annual report belongs to its respective holder.

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

To date, we have generated no revenues from product sales and only minimal revenues from research and development services and other fees. Our accumulated deficit as of December 31, 2007 was $43.0 million. For the years ended December 31, 2007, 2006 and 2005, we had net losses of $22.5 million, $9.4 million and $5.7 million, respectively, primarily as a result of expenses incurred through a combination of research and development activities and expenses supporting those activities, which includes share-based compensation expense. Drug development and commercialization is very capital intensive. Until we receive approval from the FDA and other regulatory authorities for our drug candidates, we cannot sell our drugs and will not have product revenues. Therefore, for the foreseeable future, we will have to fund all of our operations and capital expenditures from the net proceeds of any equity or debt offerings, cash on hand, licensing fees and grants. Over the next 12 months, we expect to spend a minimum of approximately $12.0 million on preclinical and clinical development for our products under development. Based on our current plans and capital resources, we believe that our cash and cash equivalents will be sufficient to enable us to meet our minimum planned operating needs for at least the next 24 months. However, changes may occur that could consume our existing capital at a faster rate than projected, including, among others, changes in the progress of our research and development efforts, the cost and timing of regulatory approvals and the costs of protecting our intellectual property rights. We may seek additional financing to implement and fund product development, preclinical studies and clinical trials for the drugs in our pipeline, as well as additional drug candidates and other research and development projects. If we are unable to secure additional financing in the future on acceptable terms, or at all, we may be unable to commence or complete planned preclinical and clinical trials or obtain approval of our drug candidates from the FDA and other regulatory authorities. In addition, we may be forced to reduce or discontinue product development or product licensing, reduce or forego sales and marketing efforts and other commercialization activities or forego attractive business opportunities in order to improve our liquidity and to enable us to continue operations which would have a material adverse effect on our business and results of operations. Any additional sources of financing will likely involve the issuance of our equity securities, which will have a dilutive effect on our shareholders.

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

Our operations have been limited to organizing and staffing our company, acquiring, developing and securing our proprietary technology and undertaking, through third parties, preclinical trials and clinical trials of our principal drug candidates. To date, we have commenced a phase III clinical trial in connection with only one drug candidate, prGCD, and we have not commenced the preclinical trial phase of development under Good Laboratory Practice (GLP) standards for any of our other drug candidates. These operations provide a limited basis for investors to assess our ability to commercialize our drug candidates and whether to invest in us.

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

We have invested a significant portion of our efforts and financial resources in the development of prGCD. Our ability to generate product revenue, which we do not expect to occur in the near term, if at all, will depend heavily on the successful development and commercialization of prGCD. The successful commercialization of prGCD will depend on several factors, including the following:

•	successful completion of our clinical trials for prGCD;

•	obtaining marketing approvals from the FDA and other foreign regulatory authorities;

•	maintaining the cGMP compliance of our manufacturing facility or establishing manufacturing arrangements with third parties;

•	the successful audit of our facilities by the FDA and other foreign regulatory authorities;

•	the development of a successful sales and marketing organization;

•	the availability of reimbursement to patients from healthcare payors for our drug products, if approved;

•	a continued acceptable safety and efficacy profile of our product candidates following approval; and

•	other risks described in these Risk Factors.

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

We will need FDA approval to commercialize our drug candidates in the United States and approvals from foreign regulators to commercialize our drug candidates elsewhere. In order to obtain

FDA approval of any of our drug candidates, we must submit to the FDA a New Drug Application, an NDA, or a Biologic License Application, a BLA, demonstrating that the drug candidate is safe for humans and effective for its intended use. This demonstration requires significant research and animal tests, which are referred to as preclinical studies, as well as human tests, which are referred to as clinical trials. Satisfaction of the FDA’s regulatory requirements typically takes many years, and depends upon the type, complexity and novelty of the drug candidate and requires substantial resources for research, development and testing. Our research and clinical efforts may not result in drugs that the FDA considers safe for humans and effective for indicated uses which would have a material adverse effect on our business and results of operations. After clinical trials are completed for any drug candidate, if at all, the FDA has substantial discretion in the drug approval process of the drug candidate and may require us to conduct additional clinical testing or to perform post-marketing studies which would cause us to incur additional costs. Incurring such costs could have a material adverse effect on our business and results of operations.

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

Most of the diseases or disorders that our product candidates are intended to treat are relatively rare and we expect only a subset of the patients with these diseases to be eligible for our clinical trials. Given that each of our product candidates is in the early stages of preclinical or clinical development, we may not be able to initiate or continue clinical trials for each or all of our product candidates if we are unable to locate a sufficient number of eligible subjects to participate in the clinical trials required by the FDA and/or other foreign regulatory authorities. The requirements of our clinical testing mandate that a patient cannot be involved in another clinical trial for the same indication. We are aware that our competitors have ongoing clinical trials for products that are competitive with our product candidates and subjects who would otherwise be eligible for our clinical trials may be involved in such testing, rendering them unavailable for testing of our product candidates. Our inability to enroll a sufficient number of patients for any of our current or future clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether, which would have a material adverse effect on our business.

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

Even if the FDA or other foreign regulatory authorities approve any of our drug candidates for commercialization, physicians and patients, and other healthcare providers, may not accept and use such candidates. Future acceptance and use of our products will depend upon a number of factors including:

•	perceptions by physicians, patients, third party payors and others in the medical community, about the safety and effectiveness of our drug candidates;

•	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;

•	the prevalence and severity of any side effects, including any limitations or warnings contained in our products’ approved labeling;

•	pharmacological benefit of our products relative to competing products and products under development;

•	the efficacy and potential advantages relative to competing products and products under development;

•	relative convenience and ease of administration;

•	effectiveness of education, marketing and distribution efforts by us and our licensees and distributors, if any;

•	publicity concerning our products or competing products and treatments;

•	reimbursement of our products by third party payors; and

•	the price for our products and competing products.

Because we expect sales of our current drug candidates, if approved, to generate substantially all of our product revenues for the foreseeable future, the failure of any of these drugs to find market acceptance would have a material adverse effect on our business and revenues from sales of our products would be materially impaired.

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

Our strategy, in many cases, is to enter into collaboration arrangements with pharmaceutical companies to leverage our ProCellEx system to develop additional product candidates. Under these arrangements, we may grant to our collaboration partners rights to license and commercialize pharmaceutical products developed under collaboration agreements. Our collaboration partners may control key decisions relating to the development of the products and we may depend on our collaborators’ expertise and dedication of sufficient resources to develop and commercialize the products. The rights of our collaboration partners would limit our flexibility in considering alternatives for the commercialization of the developed products. To date, we have entered into an agreement with Teva Pharmaceutical Industries Ltd., which relates to the development of two proteins, and licensing by Teva of such proteins in consideration for royalties and milestone payments. If we or any of our partners breach or terminate the agreements that make up such collaboration arrangements or such partners otherwise fail to conduct their collaboration-related activities in a timely manner or if there is a dispute about their obligations or if either party terminates the agreement or elects not to continue the collaboration, we may not enjoy the benefits of the collaboration agreements or receive any royalties or milestone payments from them.

The manufacture of our products is an exacting and complex process, and if we or one of our materials suppliers encounter problems manufacturing our products, it will have a material adverse effect on our business and results of operations.

The FDA and foreign regulators require manufacturers to register manufacturing facilities. The FDA and foreign regulators also inspect these facilities to confirm compliance with cGMP or similar requirements that the FDA or foreign regulators establish. We or our materials suppliers may face manufacturing or quality control problems causing product production and shipment delays or a situation where we or the supplier may not be able to maintain compliance with the FDA’s cGMP requirements, or those of foreign regulators, necessary to continue manufacturing our drug candidates. Any failure to comply with cGMP requirements or other FDA or foreign regulatory requirements could adversely affect our clinical research activities and our ability to market and develop our products. Our current facility has not been audited by the FDA or other foreign regulatory authorities and is unlikely to be audited until we submit an NDA for a product candidate. There can be no assurance that we will be able to comply with FDA or foreign regulatory manufacturing requirements for our current facility or any future facility that we may establish, which would have a material adverse effect on our business.

We rely on third parties for final processing of prGCD, which exposes us to a number of risks that may delay development, regulatory approval and commercialization of our product candidates or result in higher product costs.

We have no experience in the final filling and freeze drying steps of the drug manufacturing process. We have entered into a contract with Teva pursuant to which Teva has agreed to perform the final filling and freeze drying steps for prGCD in connection with our clinical trials. If any of our product candidates receive FDA or other regulatory authority approval, we will rely on Teva or other third-party contractors to perform the final manufacturing steps for our products on a commercial scale. We may be unable to identify manufacturers and replacement manufacturers on acceptable terms or at all because the number of potential manufacturers is limited and the FDA and other regulatory authorities, as applicable, must approve any replacement manufacturer, including us, and we or any such third party manufacturer might be unable to formulate and manufacture our drug products in the volume and of the quality required to meet our clinical and commercial needs. If we engage any contract manufacturers, such manufacturers may not perform as agreed or may not remain in the contract manufacturing business for the time required to supply our clinical or commercial needs. Each of these risks could delay our clinical trials, the approval, if any, of prGCD and our other potential drug candidates by the FDA or other regulatory authorities, or the commercialization of prGCD and our other drug candidates or could result in higher product costs or otherwise deprive us of potential product revenues.

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

We specifically face competition from companies with approved treatments of Gaucher disease, including Genzyme Corporation and to a certain extent, Actelion Ltd. In addition, we are aware of other early stage, experimental, small molecule, oral drugs which are being developed for the treatment of Gaucher disease by Amicus Therapeutics, Inc. and Genzyme. Shire plc is currently developing a gene-activated enzyme expressed in human cancer cells to treat Gaucher disease. We also face competition from companies with approved treatments of Fabry disease, including Genzyme and Shire, and we are aware of other early stage drugs which are being developed for the treatment of Fabry disease, including a drug being developed by Amicus Therapeutics.

We also face competition from companies that are developing other platforms for the expression of recombinant therapeutic pharmaceuticals. We are aware of companies that are developing alternative technologies to develop and produce therapeutic proteins in anticipation of the expiration of certain patent claims covering marketed proteins. Competitors developing alternative expression technologies include Crucell N.V., Shire and GlycoFi Inc. (which was acquired by Merck). Other companies are developing alternate plant-based technologies, include Biolex, Inc., Chlorogen, Inc., Greenovation Biotech GmbH and Dow Agroscience.

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

If we fail to adequately protect or enforce our intellectual property rights or secure rights to third party patents, the value of our intellectual property rights would diminish and our business, competitive position and results of operations would suffer.

As of December 31, 2007, we had 53 pending patent applications and five joint pending patent applications, and held licensed rights to 21 pending patent applications. However, the filing of a patent application does not mean that we will be issued a patent, or that any patent eventually issued will be as broad as requested in the patent application or sufficient to protect our technology. Any modification required to a current patent application may delay the approval of such patent application which would have a material adverse effect on our business and results of operations. In addition, there are a number of factors that could cause our patents, if granted, to become invalid or unenforceable or that could cause our patent applications to not be granted, including known or unknown prior art, deficiencies in the patent application or the lack of originality of the technology.

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

We hold, or have license rights to, twelve patents. If patent rights covering our products are not sufficiently broad, they may not provide us with sufficient proprietary protection or competitive advantages against competitors with similar products and technologies. Furthermore, if the United States Patent and Trademark Office or foreign patent offices issue patents to us or our licensors, others may challenge the patents or circumvent the patents, or the patent office or the courts may invalidate the patents. Thus, any patents we own or license from or to third parties may not provide any protection against our competitors and those who infringe upon our patents.

Furthermore, the life of our patents is limited. The patents we hold relating to our ProCellEx protein expression system will expire in 2016. If patents issue from other currently pending patent applications, those patents will expire between 2023 and 2028.

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

We depend on licensing agreements with third parties to maintain the intellectual property rights to certain of our products under development. Presently, we have licensed rights from the Yeda Research and Development Company Limited, the technology transfer arm of the Weizman Institute of Science, which allow us to use their technology and discoveries for the development, production and sale of enzymatically active mutations of GCD and derivatives thereof for the treatment of Gaucher disease. In addition, pursuant to our agreement with the Yissum Research and Development Company, the technology transfer arm of the Hebrew University of Jerusalem, Israel, and the Boyce Thompson Institute for Plant Research, at Cornell University, we have received an exclusive worldwide right and license to certain technology, including patents and additional patent applications relating to acetylcholinesterase (AChE), for all therapeutic and prophylactic indications as well as an exclusive license not limited to such indications with respect to certain of these patents and patent applications. Under the agreement with Yissum, we intend to develop a proprietary plant cell-based acetylcholinestrase (AChE) and its molecular variants for the use in several therapeutic and prophylactic indications, including a biodefense program. Our license agreements require us to make payments and satisfy performance obligations in order to maintain our rights under these agreements. All of these agreements last either throughout the life of the patents that are the subject of the agreements, or with respect to other licensed technology, for a number of years after the first commercial sale of the relevant product.

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

We are highly dependent upon the principal members of our management team, especially our President and Chief Executive Officer, Dr. David Aviezer, Ph.D., as well as our directors, including Eli Hurvitz, the Chairman of our Board of Directors, our scientific advisory board members, consultants and collaborating scientists. Many of these people have been involved with us for many years and have played integral roles in our progress, and we believe that they will continue to provide value to us. A loss of any of these personnel may have a material adverse effect on aspects of our business and clinical development and regulatory programs. We have employment agreements with Dr. Aviezer and four other officers that may be terminated by us or the applicable officer at any time with varying notice periods of 60 to 90 days. Although these employment agreements generally include non-competition covenants and provide for severance payments that are contingent upon the applicable employee’s refraining from competition with us, the applicable noncompetition provisions can be difficult and costly to monitor and enforce. The loss of any of these persons’ services would adversely affect our ability to develop and market our products and obtain necessary regulatory approvals. Further, we do not maintain key-man life insurance.

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

We work with chemists, biologists and other scientists at academic and other institutions, and consultants who assist us in our research, development, regulatory and commercial efforts, including the members of our scientific advisory board. These scientists and consultants have provided, and we expect that they will continue to provide, valuable advice on our programs. These scientists and consultants are not our employees, may have other commitments that would limit their future availability to us and typically will not enter into non-compete agreements with us. If a conflict of interest arises between their work for us and their work for another entity, we may lose their services. In addition, we will be unable to prevent them from establishing competing businesses or developing competing products. For example, if a key scientist acting as a principal investigator in any of our clinical trials identifies a potential product or compound that is more scientifically interesting to his or her professional interests, his or her availability to remain involved in such clinical trials could be restricted or eliminated.

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

The clinical testing, marketing and use of our products exposes us to product liability claims in the event that the use or misuse of those products causes injury, disease or results in adverse effects. Use of our products in clinical trials, as well as commercial sale, could result in product liability claims. We presently carry clinical trial liability insurance with coverages of up to $5 million per occurrence and $5 million in the aggregate, an amount we consider reasonable and customary. However, this insurance coverage includes various deductibles, limitations and exclusions from coverage, and in any event might not fully cover any potential claims. We may need to obtain additional clinical trial liability coverage prior to initiating additional clinical trials. We expect to obtain product liability insurance coverage before commercialization of our proposed products; however, such insurance is expensive and insurance companies may not issue this type of insurance when we need it. We may not be able to obtain adequate insurance in the future at an acceptable cost. Any product liability claim, even one that was not in excess of our insurance coverage or one that is meritless and/or unsuccessful, could adversely affect our cash available for other purposes, such as research and development, which could have a material adverse effect on our business and results of operations. Product liability claims may result in reduced demand for our products, if approved, which would have a material adverse effect on our business and results of operations. In addition, the existence of a product liability claim could affect the market price of our common stock.

Reimbursement may not be available for our product candidates, which could diminish our sales or affect our ability to sell our products profitably.

Market acceptance and sales of our product candidates will depend on worldwide reimbursement policies. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which drugs they will pay for and establish reimbursement levels. We cannot be sure that reimbursement will be available for any of our product candidates, if approved for marketing and sale. Obtaining reimbursement approval for an approved product from every government or other third party payor is a time consuming and costly process that could require us to provide supporting scientific, clinical and cost-effectiveness data for the use of our products, if and when approved, to every payor. We may not be able to provide data sufficient to gain acceptance with respect to reimbursement or we might need to conduct post-marketing studies in order to demonstrate the cost-effectiveness of any approved products, if any, to such payors’ satisfaction. Such studies might require us to commit a significant amount of management time and financial and other resources. Even if a payor determines that an approved product is eligible for reimbursement, the payor may impose coverage limitations that preclude payment for some uses that are approved by the FDA or other regulatory authorities. In addition, there is a risk that full reimbursement may not be available for high priced products. Moreover, eligibility for coverage does not imply that any approved product will be reimbursed in all cases or at a rate that allows us to make a profit or even cover our costs. Also, we cannot be sure that reimbursement amounts will not reduce the demand for, or the price of, our product candidates. We have not commenced efforts to have our product candidates reimbursed by government or third-party payors. If reimbursement is not available or is available only to limited levels, the sales of our products, if approved may be diminished or we may not be able to sell such products profitably.

Reforms in the healthcare industry and the uncertainty associated with pharmaceutical pricing, reimbursement and related matters could adversely affect the marketing, pricing and demand for our products, if approved.

Increasing expenditures for healthcare have been the subject of considerable public attention in the United States. Both private and government entities are seeking ways to reduce or contain healthcare costs. Numerous proposals that would effect changes in the United States healthcare system have been introduced or proposed in the United States Congress and in some state legislatures within the United States, including reductions in the pricing of prescription products and changes in the levels at which consumers and healthcare providers are reimbursed for purchases of pharmaceutical products. For example, the Medicare Prescription Drug Improvement, and Modernization Act of 2003 and the proposed rules thereunder impose new requirements for the distribution and pricing of prescription drugs that began in 2006, which could reduce reimbursement of prescription drugs for healthcare providers and insurers. Although we cannot predict the full effect on our business of the implementation of this legislation, it is possible that the new Medicare prescription drug benefit, which will be managed by private health insurers and other managed care organizations, will result in additional government reimbursement for prescription drugs, which may make some prescription drugs more affordable but may further exacerbate industry-wide pressure to reduce prescription drug prices. We believe that legislation that reduces reimbursement for our product candidates could adversely impact how much or under what circumstances healthcare providers will prescribe or administer our products. This could materially and adversely impact our business by reducing our ability to generate revenue, raise capital, obtain additional collaborators and market our products, if approved. In addition, we believe the increasing emphasis on managed care in the United States has and will continue to put pressure on the price and usage of pharmaceutical products, which may adversely impact product sales, upon approval, if at all.

Governments outside the United States tend to impose strict price controls and reimbursement approval policies, which may adversely affect our prospects for generating revenue.

In some countries, particularly European Union countries, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time (six to 12 months or longer) after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries with respect to any product candidate that achieves regulatory approval, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidate to other available therapies. If reimbursement of our products upon approval, if at all, is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our prospects for generating revenue, if any, could be adversely affected which would have a material adverse effect on our business and results of operations. Further, if we achieve regulatory approval of any product, we must successfully negotiate product pricing for such product in individual countries. As a result, the pricing of our products, if approved, in different countries may vary widely, thus creating the potential for third-party trade in our products in an attempt to exploit price differences between countries. This third-party trade of our products could undermine our sales in markets with higher prices.

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

Although Israel has entered into various agreements with Egypt, Jordan and the Palestinian Authority, there have been times since October 2000 when Israel has experienced an increase in unrest and terrorist activity. The establishment in 2006 of a government in the Palestinian Authority by representatives of the Hamas militant group has created additional unrest and uncertainty in the region. In mid-2006, there was a war between Israel and the Hezbollah in Lebanon, resulting in thousands of rockets being fired from Lebanon up to 50 miles into Israel. Our current facilities are located in northern Israel, are in range of rockets that were fired from Lebanon into Israel during the war and suffered minimal damages during one of the rocket attacks. In the event that our facilities are damaged as a result of hostile action, our operations may be materially adversely affected.

Our operations may be disrupted by the obligations of our personnel to perform military service which could have a material adverse effect on our business.

Many of our male employees in Israel, including members of senior management, are obligated to perform up to one month (in some cases more) of annual military reserve duty until they reach age 45 and, in the event of a military conflict, could be called to active duty. Our operations could be disrupted by the absence of a significant number of our employees related to military service or the absence for extended periods of military service of one or more of our key employees. A disruption could have a material adverse effect on our business.

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

Our research and development efforts have been financed, in part, through grants that we have received from the Office of the Chief Scientist of the Israeli Ministry of Industry, Trade and Labor, or

OCS. We, therefore, must comply with the requirements of the Israeli Law for the Encouragement of Industrial Research and Development, 1984, and related regulations, or the Research Law.

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

Sales by shareholders of substantial amounts of our shares, the issuance of new shares by us or the perception that these sales may occur in the future, could affect materially and adversely the market price of our common stock. As described herein, substantially all of the former shareholders of Protalix Ltd. (holding, in the aggregate, 65,094,232 shares of our common stock and options and warrants to purchase 3,628,826 shares of our common stock) entered into lock-up agreements with respect to their securities of our company to satisfy Israeli tax laws and contractual obligations. The lock-up agreements prohibit such former shareholders of Protalix Ltd. from, directly or indirectly, selling or otherwise transferring the shares of our common stock issued to them in connection with the merger during a period commencing upon the closing of the merger and ending on January 1, 2009. However, during such period, each such former Protalix Ltd. shareholder may, under the terms of the lock-up agreements and a tax ruling received by Protalix Ltd. from the Israeli tax authorities in connection with the merger, sell an aggregate of 10% of each such shareholder’s original number of locked-up shares. Accordingly, up to 6,872,306 additional shares of our common stock, or approximately 9.1% of our outstanding shares of common stock, are eligible for sale in the public market by such shareholders.

In connection with our public offering in October 2007, we, our executive officers and directors and substantially all of the former Protalix Ltd. shareholders agreed not to sell or transfer any shares of common stock or securities convertible into, exchangeable for, exercisable for or repayable with common stock, for 120 days after the date of the prospectus supplement we issued in connection with such offering, or February 22, 2008, without first obtaining the written consent of the managing underwriter. Upon the expiration of such lock-up agreements, an aggregate of approximately 6,872,306 additional shares of common stock, or approximately 9.1% of our outstanding shares of common stock, became eligible for sale in the public market, subject in most cases to the limitations of either Rule 144 or Rule 701 under the Securities Act.

In addition, on January 1, 2009, the lock-up agreements entered into in connection with the merger will expire which will allow an additional 61,850,752 shares of common stock, or approximately 81.6% of our currently outstanding shares of common stock, to be available for sale on the public market, subject in most cases to the limitations of either Rule 144 or Rule 701 under the Securities Act. Further, subject to further clarification from the Israeli tax authorities regarding the tax ruling, our Board of Directors has resolved to terminate the lock-up agreements for holders of 5% or less of our outstanding shares as of the closing of the merger. Upon such termination, 22,929,381 shares of our common stock will become eligible for sale on the public market.

Directors, executive officers, principal shareholders and affiliated entities own a significant percentage of our capital stock, and they may make decisions that an investor may not consider to be in the best interests of our shareholders.

Our directors, executive officers, principal shareholders and affiliated entities beneficially own, in the aggregate, approximately 47% of our outstanding common stock. As a result, if some or all of them acted together, they would have the ability to exert substantial influence over the election of our Board of Directors and the outcome of issues requiring approval by our shareholders. This concentration of ownership may have the effect of delaying or preventing a change in control of our company that may be favored by other shareholders. This could prevent the consummation of transactions favorable to other shareholders, such as a transaction in which shareholders might otherwise receive a premium for their shares over current market prices.

Failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and operating results. In addition, current and potential shareholders could lose confidence in our financial reporting, which could have a material adverse effect on the price of our common stock.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our results of operation could be harmed.

Section 404 of the Sarbanes-Oxley Act of 2002 requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent registered public accounting firm addressing these assessments. We continuously monitor our existing internal controls over financial reporting systems to confirm that they are compliant with Section 404, and we may identify deficiencies that we may not be able to remediate in time to meet the deadlines imposed by the Sarbanes-Oxley Act. This process may divert internal resources and will take a significant amount of time and effort to complete.

If, at any time, it is determined that we are not in compliance with Section 404, we may be required to implement new internal control procedures and reevaluate our financial reporting. We may experience higher than anticipated operating expenses as well as increased independent auditor fees during the implementation of these changes and thereafter. Further, we may need to hire additional qualified personnel. If we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act, which could result in our being unable to obtain an unqualified report on internal controls from our independent auditors. Failure to maintain an effective internal control environment could also cause investors to lose confidence in our reported financial information, which could have a material adverse effect on the price of our common stock.

Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses, divert management’s attention from operating our business which could have a material adverse effect on our business.

There have been other changing laws, regulations and standards relating to corporate governance and public disclosure in addition to the Sarbanes-Oxley Act, as well as new regulations promulgated by the Commission and rules promulgated by the national securities exchanges, including the American Stock Exchange, and the NASDAQ. These new or changed laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. As a result, our efforts to comply with evolving laws, regulations and standards are likely to continue to result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. Our board members, Chief Executive

Officer and Chief Financial Officer could face an increased risk of personal liability in connection with the performance of their duties. As a result, we may have difficulty attracting and retaining qualified board members and executive officers, which could have a material adverse effect on our business. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies, we may incur additional expenses to comply with standards set by regulatory authorities or governing bodies which would have a material adverse effect on our business and results of operations.

We are a holding company with no operations of our own.

We are a holding company with no operations of our own. Accordingly, our ability to conduct our operations, service any debt that we may incur in the future and pay dividends, if any, is dependent upon the earnings from the business conducted by Protalix Ltd., our only subsidiary. The distribution of those earnings or advances or other distributions of funds by our subsidiary to us, as well as our receipt of such funds, are contingent upon the earnings of our subsidiary and are subject to various business considerations and United States and Israeli law. If Protalix Ltd. is unable to make sufficient distributions or advances to us, or if there are limitations on our ability to receive such distributions or advances, we may not have the cash resources necessary to conduct our corporate operations which would have a material adverse effect on our business and results of operations.

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

Our manufacturing facility and executive offices, which are leased for a period ending in 2010, are located in Carmiel, Israel. The facilities currently contain approximately 13,500 sq/ft of laboratory and office space and are leased at a rate of approximately $11,500 per month. Our facilities are equipped with the requisite laboratory services required to conduct our business, and we believe that the existing facilities are adequate to meet our needs for the foreseeable future. In January 2008, we entered into an additional lease agreement with the same lessor for approximately three times our current manufacturing space in our existing manufacturing and research facility. The base rent for the additional space is approximately $25,000 per month. The term of the new lease is 7.5 years with three options exercisable by us to extend the term, each for a five-year period, for an aggregate of 15 additional years. In connection with the new lease, the original lease was amended to provide us with the same options to extend the original lease as provided in the new lease. Upon the exercise of each option to extend the term of the new lease, if any, the then current base rent shall be increased by 10%. We also sublease an office in Ramat Gan, Israel, for approximately $1,700 per month.

Item 3.    Legal Proceedings

We are not involved in any material legal proceedings.

Item 4.    Submission of Matters to a Vote of Security Holders

At our Annual Meeting of Shareholders held on January 31, 2008, the following matters were voted on by our shareholders: (i) the election of eight directors; and (ii) the approval of the appointment of Kesselman & Kesselman, Certified Public Accountant (Isr.), a member of PricewaterhouseCoopers International Limited, as our independent registered public accounting firm for the fiscal year ending December 31, 2007. The results of such shareholder votes are as follows:

(i)    Election of Directors

	For	Withheld
Eli Hurvitz	50,252,375	218,325
David Aviezer, Ph.D., MBA	50,343,780	126,920
Yoseph Shaaltiel, Ph.D.	50,343,780	126,920
Alfred Akirov	50,343,780	126,920
Zeev Bronfeld	50,337,251	29,520
Yodfat Harel Gross	50,343,861	126,839
Eyal Sheratzky	50,345,913	124,787
Sharon Toussia-Cohen	50,337,251	133,449

(ii)    Approval of Kesselman & Kesselman, Certified Public Accountant (Isr.), a member of PricewaterhouseCoopers International Limited, as our Independent Registered Public Accounting Firm

For	Against	Abstain
50,436,839	33,047	814

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock began trading on the American Stock Exchange under the symbol PLX on March 12, 2007. Prior to March 12, 2007, our common stock was quoted on the OTC Bulletin Board® under the symbols PXBT.OB, ORTX.OB, and OTIX.OB. High and low closing bid quotations, for the last two fiscal years, do not give effect to the one-for-ten reverse stock split effected on December 29, 2006, and were:

	2007		2006
Quarter Ended	High	Low	High	Low
March 31	$35.00	$15.75	$4.25	$3.58
June 30	$31.40	$19.50	$5.39	$3.50
September 30	$45.72	$13.46	$5.30	$3.20
December 31	$37.95	$3.20	$3.95	$1.52

These quotations reflect prices between dealers and do not include retain mark-ups, mark-downs, and commissions and may not necessarily represent actual transactions.

There were approximately 1,700 stockholders of record at March 14, 2008. To date, we have not declared or paid any cash dividends on our common stock. We do not anticipate paying any dividends on our common stock in the foreseeable future.

Equity Compensation Plan Information

The following table provides information as of December 31, 2007 with respect to the shares of our common stock that may be issued under our existing equity compensation plan.

	A	B	C
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Equity Compensation Plans Approved by Shareholders	5,459,103	$0.66	4,172,488
Equity Compensation Plans Not Approved by Shareholders	4,016,368	$1.61	—
Total	9,475,471	$1.06	4,172,488

STOCK PERFORMANCE GRAPH

The following graph compares the cumulative total shareholder return data for our common stock from December 31, 2002 through December 31, 2007 to the cumulative return over such time period of (i) The AMEX Composite Index and (ii) The AMEX Biotechnology Index. The graph assumes an investment of $100 on December 31, 2002 in each of our common stock and the stocks comprising the AMEX Composite Index and the stocks comprising the AMEX Biotechnology Index, including dividend reinvestment, if any.

The stock price performance shown on the graph below represents historical price performance and is not necessarily indicative of any future stock price performance. Specifically, during the period of December 31, 2002 through December 31, 2006, our company did not have any operations and our common stock was quoted on the OTC® Bulletin Board. The historical performance of our common stock prior to January 2, 2007, represents the performance of our company prior to the merger on December 31, 2006, and, therefore, is not indicative of the performance of our company’s common stock after the merger or the performance of our common stock after it was listed for trade on the American Stock Exchange on March 12, 2007.

Notwithstanding anything to the contrary set forth in any of our previous filings under the Securities Act of 1933, as amended, or the Exchange Act, which might incorporate future filings made by us under those statutes, this Stock Performance Graph will not be incorporated by reference into any of those prior filings, nor will such report or graph be incorporated by reference into any future filings made by us under those Acts.

Item 6.	Selected Financial Data

The selected consolidated financial data below should be read in conjunction with ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ and our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. The selected consolidated statements of operations data for the years ended December 31, 2007, 2006 and 2005 and for the period from December 27, 1993 through December 31, 2007 and the selected consolidated balance sheet data as of December 31, 2007 and 2006, are derived from, and are qualified by reference to, the audited consolidated financial statements included elsewhere in this Annual Report. The statement of operations data for the years ended December 31, 2003 and 2004 and the balance sheet data as of December 31, 2003, 2004 and 2005 are derived from audited financial statements not included in this Annual Report. The historical results presented below are not necessarily indicative of future results.

	Year Ended December 31,
	2003	2004	2005	2006	2007	Period from Dec. 27, 1993 through Dec. 31, 2007
	(in thousands, except share and per share amounts)
Consolidated Statement of Operations Data:
Revenues	$250	$430	$150	—	—	$830
Cost of revenues	51	120	35	—	—	206
Gross profit	199	310	115	—	—	624
Research and development expenses, net	239	1,920	3,773	$5,246	$12,855	25,400
General and administrative expenses	603	807	2,131	4,525	11,706	20,702
Finance expense (income)	3	4	(43)	(344)	(2,080)	(2,448)
Net loss before change in accounting principle	$646	$2,421	$5,746	$9,427	$22,481	$43,030
Cumulative effect of change in accounting principle	3	—	—	(37)	—	(37)
Net loss	$646	$2,421	$5,746	$9,390	$22,481	$42,993
Net loss per share of common stock, basic and diluted:
Prior to cumulative effect of change in accounting principle	$0.03	$0.13	$0.31	$0.32	$0.33
Cumulative effect of change in accounting principle	—	—	—	*	—
Net loss per share of common stock, basic and diluted(1)	$0.03	$0.13	$0.31	$0.32	$0.33
Weighted average number of shares of common stock used in computing net loss per share of common stock(2)	18,801,527	18,801,527	18,801,527	29,300,987	67,187,329
Consolidated Balance Sheet Data:
Cash and cash equivalents	$1,261	$1,477	$4,741	$15,378	$61,813
Other assets	464	2,478	2,484	11,610	6,324
Total assets	1,725	3,955	7,225	26,988	68,137
Current liabilities	290	1,246	845	2,268	3,762
Liabilities	1,431	2,480	1,130	2,704	4,452
Shareholders’ equity	294	1,475	6,095	24,284	63,685

*	Represents less than $1.
(1)	Reflects the retroactive effects of the impact of our merger with Protalix Ltd. and the resulting exchange of shares of common stock for the ordinary shares of Protalix Ltd. at an exchange ratio of approximately 61.08 shares of our common stock per ordinary share of Protalix Ltd. for all periods presented.
(2)	In connection with the merger, we effected a one-for-ten reverse stock split, therefore all share numbers presented in this Annual Report on Form 10-K give retroactive effect to the reverse stock split.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a biopharmaceutical company focused on the development and commercialization of recombinant therapeutic proteins based on ProCellEx, our proprietary protein expression system. Using our ProCellEx protein expression system, we are developing a pipeline of proprietary recombinant therapeutic proteins based on our plant -cell-based expression technology that target large, established pharmaceutical markets and that rely upon known biological mechanisms of action. Our initial commercial focus has been mainly on complex therapeutic proteins, including proteins for the treatment of genetic disorders, such as Gaucher disease and Fabry disease, and on female infertility disorders. We believe our ProCellEx protein expression system will enable us to develop proprietary recombinant proteins that are therapeutically equivalent or superior to existing recombinant proteins currently marketed for the same indications. Because we are targeting biologically equivalent versions of highly active, well-tolerated and commercially successful therapeutic proteins, we believe our development process is associated with relatively less risk compared to other biopharmaceutical development processes for completely novel therapeutic proteins.

Our lead product development candidate is prGCD for the treatment of Gaucher disease, which we are developing using our ProCellEx protein expression system. We received approval from the FDA in April 2007 to commence a pivotal phase III clinical trial of prGCD and subsequently submitted to the FDA a request for a special protocol assessment (SPA) of the final design of the pivotal phase III clinical trial. In July 2007, we reached an agreement with the FDA on the final design that we submitted in the SPA request and in the third quarter of 2007 we initiated enrollment and treatment of patients in our phase III clinical trial of prGCD. prGCD is our proprietary recombinant form of Glucocerebrosidase (GCD), an enzyme naturally found in human cells that is mutated or deficient in patients with Gaucher disease. The current standard of care for Gaucher disease is enzyme replacement therapy, a medical treatment in which GCD is replaced for patients in whom the enzyme is lacking or dysfunctional. Although Gaucher is a relatively rare disease, it represents a large commercial market due to the severity of the symptoms and the chronic nature of the disease. The annual worldwide sales of Cerezyme, an enzyme replacement therapy produced by Genzyme and currently the only approved enzyme replacement therapy for Gaucher disease, were approximately $1.1 billion in 2007, according to public reports by Genzyme.

In addition to prGCD, we are developing an innovative product pipeline using our ProCellEx protein expression system, including therapeutic protein candidates for the treatment of Fabry disease and female infertility disorders. We are also developing an acetylcholinesterase enzyme based therapy for biodefense and intoxication treatments. We plan to file an investigational new drug application (IND) with the FDA with respect to at least one additional product during the second half of 2008. Because these product candidates are based on well-understood proteins with known biological mechanisms of action, we believe we may be able to reduce the development risks and time to market for such product candidates. We hold the worldwide commercialization rights to our proprietary development candidates and we intend to establish an internal, commercial infrastructure and targeted sales force to market our products, if approved, in North America, the European Union and in other significant markets, including Israel.

Our business is conducted by our wholly owned subsidiary, Protalix Ltd., which we acquired through a reverse merger transaction effective December 31, 2006. The accounting treatment for the merger transaction was a recapitalization and as such the results of operations discussed below are those of Protalix Ltd. Prior to the merger transaction, we had not conducted any operations for several years. Protalix Ltd. was originally incorporated in Israel in December 1993. Since its inception in December 1993, Protalix Ltd. has generated significant losses in connection with its research and development, including the clinical development of prGCD. At December 31, 2007, we had an accumulated deficit of $43.0 million. Since we do not generate revenue from any of our product candidates, we expect to continue to generate losses in connection with the continued clinical development of prGCD and the research and development activities relating to our technology and other drug candidates. Such research and development activities are budgeted to expand over time and will require further resources if we are to be successful. As a result, we believe that our operating losses are likely to be substantial over the next several years. We will need to obtain additional funds for the commercialization of our lead product, prGCD, and to further develop the research and clinical development of our other programs.

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

These costs and expenses are partially funded by grants we received from the OCS. Each grant is deducted from the related research and development expenses as the costs are incurred. For additional information regarding the grant process, see ‘‘Business – Israeli Government Programs – Encouragement of Industrial Research and Development Law, 1984’’ in Item 1 of this Annual Report. There can be no assurance that we will continue to receive grants from the OCS in amounts sufficient for our operations, if at all.

General and Administrative Expense

General and administrative expense consists primarily of salaries and other related costs, including share-based compensation expense, for persons serving as our executive, finance, accounting and administration functions. Other general and administrative expense includes facility-related costs not otherwise included in research and development expense, costs associated with industry and trade shows and professional fees for legal and accounting services. We expect that our general and administrative expenses will increase as we add additional personnel and continue to comply with the reporting and other obligations applicable to public companies in the United States. From inception in December 1993 through December 31, 2007, we have spent $20.7 million on general and administrative expense, including share-based compensation expense of $12.1 million for options granted to employees and consultants.

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

We apply Emerging Issue Task Force (‘‘EITF’’) 96-18, ‘‘Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services’’ with respect to options granted in consideration of services performed by consultants. In accordance with EITF 96-18, we record the benefit of any grant to a non-employee and remeasure the benefit in any future vesting period for the unvested portion of the grants, as applicable. In addition, we use the straight-line accounting method for recording the benefit of the entire grant, unlike the graded method we use to record grants made to employees.

As of January 1, 2006, we adopted SFAS No. 123 (Revised 2004), ‘‘Share-Based Payment’’ (‘‘SFAS 123R’’), using the modified prospective method. This new standard requires measurement of share-based compensation cost for all share-based awards at the fair value on the grant date and recognition of share-based compensation over the service period for awards that we expect will vest. The fair value of stock options is determined based on the number of shares granted and the price of our ordinary shares, and calculated based on the Black-Scholes valuation model, which is consistent with our valuation techniques previously utilized for options in footnote disclosures required under SFAS 123, as amended by SFAS No. 148, ‘‘Accounting for Stock-Based Compensation – Transition and Disclosure.’’ We recognize such value as expense over the service period, net of estimated forfeitures, using the accelerated method under SFAS 123R. Due to our adoption of SFAS 123R, we no longer have employee share-based compensation awards subject to variable accounting treatment. The cumulative effect of our adoption of SFAS 123R, as of January 1, 2006, was not material.

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

For purposes of determining the fair value of the options and shares of restricted common stock granted to employees and non-employees, our management uses the fair value of our common stock.

For purposes of determining the fair value of the outstanding options held by non-employees that vested during the fiscal quarter ended March 31, 2007, our management evaluated the fair value of our common stock based on a retrospective valuation of the fair value of our common stock at March 31, 2007, conducted by a third-party specialist. The valuation specialist used various valuation methodologies and determined retrospectively that the fair value of the shares of common stock underlying the options granted to consultants and non-employees at March 31, 2007 was $6.19 per share. Our management did not rely on the available market prices for this purpose as our management concluded that an active market for our common stock did not exist for such periods.

For purposes of determining the fair value of the options and shares of restricted common stock granted to employees and non-employees during the fiscal quarter ended June 30, 2007, our management used the closing sale price of our common stock on the American Stock Exchange on the appropriate date. On June 29, 2007, the last trading day of the fiscal quarter ended June 30, 2007, the closing sale price of our common stock on the American Stock Exchange was $26.99 per share. The common stock was first included for listing on the American Stock Exchange on March 12, 2007.

For purposes of determining the fair value of the outstanding options and shares of restricted common stock held by non-employees that vested during the fiscal quarter ended September 30, 2007, our management used $5.00 per share, which was the public offering price of the shares of common stock sold in the underwritten public offering we completed on October 25, 2007. Our management did not rely on the available market prices for this purpose as management concluded that the offering price better reflected the fair-value of our common stock.

For purposes of determining the fair value of options and shares of restricted common stock granted and held by non-employees that vested during the fiscal quarter ended December 31, 2007, our management used the closing sale price of our common stock on the American Stock Exchange on the appropriate date.

SFAS 123R allows companies to estimate the expected term of the option rather than simply using the contractual term of an option. Because of lack of data on past option exercises by employees, the expected term of the options could not be based on historic exercise patterns. Accordingly, we adopted the simplified method as stipulated in the Securities and Exchange Commission Staff Accounting Bulletin (‘‘SAB’’) No. 107, ‘‘Share-Based Payment’’ (‘‘SAB 107’’), according to which companies may calculate the expected term as the average between the vesting date and the expiration date, assuming the option was granted as a ‘‘plain vanilla’’ option.

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

In performing the valuation, we assumed an expected 0% dividend yield in the previous years and in the next years. We do not have a dividend policy and given our development stage, dividends are not expected in the foreseeable future, if at all. SFAS 123R stipulates a number of factors that should be considered when estimating the expected volatility, including the implied volatility of traded options, historical volatility and the period that the shares of the company are being publicly traded. As we do not have any traded shares or options, the expected volatility figures used in this valuation have been calculated by using the historical volatility of traded shares of similar companies. In addition, we examined the standard deviation of shares of similar biotechnology companies that engage in research and development, generally in the development stage. We found that the standard deviation of the shares of comparable companies was in the range of 40% – 60% over periods of three to six years. The volatility used for each grant differed based on its expected term. For the term of each grant of our options, the historical volatility was calculated based upon the overall trading history of the common stock of comparable companies.

The risk-free interest rate in the table above has been based on the implied yield of U.S. federal reserve zero – coupon government bonds. The remaining term of the bonds used for each valuation was equal to the expected term of the grant. This methodology has been applied to all grants valued by us. SFAS 123R requires the use of a risk – free interest rate based on the implied yield currently available on zero – coupon government issues of the country in whose currency the exercise price is expressed, with a remaining term equal to the expected life of the option being valued. This requirement has been applied for all grants valued as part of this report.

Results of Operations

Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006

Revenues

No revenues were recorded during the years ended December 31, 2007 or 2006.

Research and Development Expenses

Research and development expenses were $13.9 million for the year ended December 31, 2007, an increase of $6.9 million, or 99%, from $7.0 million for the year ended December 31, 2006. The increase resulted primarily from the increase of $4.7 million in development expenses related to salaries for personnel involved in research and development and $1.1 million in related materials and general development expenses. The increase in research and development expenses included the recognition of grants equal to $1.1 million from the OCS during 2007, a decrease of approximately $700,000 compared to the recognition of grants equal to $1.8 during 2006.

We expect research and development expenses to continue to increase as we enter into a more advanced stage of clinical trials for our product candidates, especially with respect to the anticipated continued progress in our phase III clinical trial for prGCD.

General and Administrative Expenses

General and administrative expenses were $11.7 million for the year ended December 31, 2007, an increase of $7.2 million, or approximately 160%, from $4.5 million for the year ended December 31, 2006. The increase resulted primarily from a $5.3 million increase in share-based compensation due to the application of SFAS 123R, resulting from additional stock option awards granted in 2007.

Financial Expenses and Income

Financial income was $2.1 million for the year ended December 31, 2007, an increase of $1.7 million, compared to $344,000 for the year ended December 31, 2006. The increase resulted primarily from a higher balance of cash and cash equivalents during the latter period, primarily the result of the proceeds generated from our underwritten public offering in October 2007, which resulted in higher interest income.

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

We expect research and development expenses to continue to increase as we enter into a more advanced stage of clinical trials for our product candidates, especially with respect to our phase III clinical trial of prGCD.

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

Liquidity and Capital Resources

Sources of Liquidity

As a result of our significant research and development expenditures and the lack of any approved products to generate product sales revenue, we have not been profitable and have generated operating losses since our inception. To date, we have funded our operations primarily with proceeds equal to $31.3 million from the sale of our shares of common stock and from sales of convertible preferred and ordinary shares of Protalix Ltd., and an additional $14.2 million in connection with the exercise of warrants issued in connection with the sale of such ordinary shares, through December 31, 2007. In addition, on October 25, 2007, we generated gross proceeds of $50 million in connection with an underwritten public offering of our common stock. We believe that the funds currently available to us as are sufficient to satisfy our capital needs for the next 24 months.

The following table summarizes our past funding sources:

Security	Year	Number of Shares		Amount(1)
Ordinary Shares	1996 – 2000	18,801,527	(2)	$1,100,000
Series A Convertible Preferred Shares	2001	11,635,090		$2,000,000
Series B Convertible Preferred Shares(3)	2004 – 2005	7,225,357		$4,500,000
Series C Convertible Preferred Shares(4)	2005	5,513,422		$7,700,000
Ordinary Shares(5)	2006	10,637,686		$16,000,000
Common Stock	2007	10,000,000		$50,000,000

(1)	Gross proceeds; does not include proceeds from warrant exercises.
(2)	Includes the issuance of ordinary shares to founders.
(3)	During 2005, 1,035,569 Series B Preferred Shares were converted on a 1:1 basis into Series C Preferred Shares for no additional consideration. Also, in connection with such funding, warrants to purchase 181,228 Series B Preferred Shares were issued for no additional consideration with an aggregate exercise price of $100,000. As of the closing date of the merger, 168,034 of such warrants were exercised for net proceeds equal to approximately $96,000 and 13,194 of such warrants have been forfeited.

(4)	In connection with such funding, warrants to purchase an additional 8,862,803 Series C Preferred Shares were granted to the investors for no additional consideration with a total exercise price equal to $9.0 million. As of the closing date of the merger, 5,296,279 of such warrants were exercised for net proceeds equal to $8.7 million, 3,384,502 were assumed by our company and 182,022 expired.
(5)	In connection with such funding, warrants to purchase 3,875,416 ordinary shares were issued for no additional consideration with an aggregate exercise price equal to $5.3 million. These warrants were exercised in full on January 31, 2007.

Cash Flows

Net cash used in operations was $10.4 million for the year ended December 31, 2007. The net loss for 2007 of $22.5 million was mainly offset by non-cash charges for share-based compensation of $10.8 million, an increase in accounts payable of $1.1 million and depreciation of $759,000. Net cash used in investing activities for 2007 was $2.4 million and consisted primarily of purchases of property and equipment. Net cash provided by financing activities for 2007 was $58.6 million, consisting mainly of net proceeds of $45.7 million from the public underwritten offering and $12.9 million from the exercise of warrants.

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

Future Funding Requirements

We expect to incur losses from operations for the foreseeable future. We expect to incur increasing research and development expenses, including expenses related to the hiring of personnel and additional clinical trials. We expect that general and administrative expenses will also increase as we expand our finance and administrative staff, add infrastructure, and incur additional costs related to being a public company in the United States, including the costs of directors’ and officers’ insurance, investor relations programs and increased professional fees. In addition, we are considering a new manufacturing facility that would meet the FDA requirements for the manufacture of our product candidates, which would increase our capital expenditures significantly.

We believe that our existing cash and cash equivalents and short-term investments will be sufficient to enable us to fund our operating expenses and capital expenditure requirements for at least for the next 24 months. We have based this estimate on assumptions that are subject to change and may prove to be wrong, and we may be required to use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials.

Our future capital requirements will depend on many factors, including the progress and results of our clinical trials, the duration and cost of discovery and preclinical development, and laboratory testing and clinical trials for our product candidates, the timing and outcome of regulatory review of our product candidates, the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims and other intellectual property rights, the number and development requirements of other product candidates that we pursue and the costs of commercialization activities, including product marketing, sales and distribution.

We will need to finance our future cash needs through public or private equity offerings, debt financings, or corporate collaboration and licensing arrangements. We currently do not have any commitments for future external funding. We may need to raise additional funds more quickly if one or more of our assumptions prove to be incorrect or if we choose to expand our product development efforts more rapidly than we presently anticipate. We may also decide to raise additional funds even before we need them if the conditions for raising capital are favorable. The sale of additional equity or debt securities will likely result in dilution to our shareholders. The incurrence of indebtedness would result in increased fixed obligations and could also result in covenants that would restrict our operations. Additional equity or debt financing, grants or corporate collaboration and licensing arrangements may not be available on acceptable terms, if at all. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate our research and development programs, reduce our planned commercialization efforts or obtain funds through arrangements with collaborators or others that may require us to relinquish rights to certain product candidates that we might otherwise seek to develop or commercialize independently.

Effects of Inflation and Currency Fluctuations

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation has had a material effect on our results of operations during the years ended December 31, 2005, 2006 or 2007.

Currency fluctuations could affect us by increased or decreased costs mainly for goods and services acquired outside of Israel. We do not believe currency fluctuations have had a material effect on our results of operations during the years ended December 31, 2005, 2006 or 2007.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of December 31, 2006 and 2007. See Note 4 of the consolidated financial statements for a full description of certain contingent royalty payments.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, ‘‘Fair Value Measurements’’ (‘‘SFAS 157’’). SFAS 157 defines fair value, establishes a framework, provides guidance regarding the methods to be used for measuring fair value and expands the required disclosure regarding fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years (January 1, 2008, for our company). In February 2008, the FASB deferred the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We do not expect the adoption of SFAS 157 to have a material impact on its results of operations and financial position.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, ‘‘The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115’’ (‘‘SFAS 159’’). SFAS 159 is expected to expand the use of fair value accounting but does not affect existing standards that require certain assets or liabilities to be carried at fair value. The objective of SFAS 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Under SFAS 159, a company may choose, at its initial application or at other specified election dates, to measure eligible items at fair value and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years (January 1, 2008, for our company). If we elect the fair value option for our existing assets and liabilities, the effect, as of the adoption date, shall be reported as a cumulative-effect adjustment to the opening balance of retained earnings. We do not expect to elect the fair value option to our existing assets and liabilities and thus the adoption of SFAS 159 is not expected to have a material impact on our financial position.

In June 2007, the EITF issued Issue No. 07-03, ‘‘Accounting for Nonrefundable Advance Payments for Goods or Services Received to be used in Future Research and Development

Activities’’ (‘‘EITF No. 07-03’’). EITF No. 07-03 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and amortized over the period that the goods are delivered or the related services are performed, subject to an assessment of recoverability. The provisions of EITF 07-03 will be effective for financial statements issued for fiscal years beginning after December 15, 2007, and interim periods within those fiscal years (January 1, 2008, for our company). The provisions of EITF No. 07-03 are applicable for new contracts entered into on or after the effective date. Earlier application is not permitted. We are currently assessing the impact that EITF 07-03 may have on its results of operations and financial position.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), ‘‘Business Combinations’’ (‘‘SFAS 141(R)’’). SFAS 141(R) changes the accounting for business combinations, including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance and income tax uncertainties. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early application is prohibited. We will be required to adopt SFAS 141(R) on January 1, 2009.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, ‘‘Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51’’ (‘‘SFAS 160’’). SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Ownership interests in subsidiaries held by parties other than its parent company are required to be presented in the consolidated statement of financial position within equity, but separate from the parent company’s equity. SFAS 160 requires that changes in a parent company’s ownership interest while the parent company retains its controlling financial interest in its subsidiary should be accounted for in a manner similar to the accounting treatment of equity transactions. When a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary should be initially measured at fair value, with any gain or loss recognized in earnings.

SFAS 160 requires consolidated net income to be reported in amounts that include the amounts attributable to both the parent company and the noncontrolling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to both parent companies and the noncontrolling interests.

SFAS 160 is effective for fiscal years (including interim periods within those fiscal years) beginning on or after December 15, 2008. Earlier adoption is prohibited. SFAS 160 is required to be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirement which shall be applied retrospectively for all periods presented. We are required to adopt SFAS 160 as of January 1, 2009. We are currently assessing the impact that SFAS 160 may have on its results of operations and financial position

In December 2007, the FASB ratified EITF Issue No. 07-01, ‘‘Accounting for Collaborative Arrangements’’ (‘‘EITF 07-01’’). EITF 07-01 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. EITF 07-01 also establishes the appropriate income statement presentation and classification for joint operating activities and payments between participants, as well as the sufficiency of the disclosures related to these arrangements. EITF 07-01 is effective for fiscal years beginning after December 15, 2008 (January 1, 2009, for our company). Companies are required to apply EITF 07-01 using a modified version of retrospective transition for those arrangements in place at the effective date. In addition, companies are required to report the effects of the application of EITF 07-01 as a change in accounting principle through retrospective application to all prior periods presented for all arrangements existing as of the effective date, unless it is impracticable to apply the effects of the change retrospectively. We are currently assessing the impact that EITF 07-01 may have on our results of operations and financial position.

Contractual Obligations

The following table summarizes our significant contractual obligations at December 31, 2007:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$699	$329	$370	—	—
Purchase obligations	$4,086	$4,086	—	—	—
Other long term liabilities reflected
on the balance sheet under GAAP	$690	—	—	—	$690
Total	$5,475	$4,415	$370	—	$690

Selected Quarterly Financial Data (unaudited)

	Three Months Ended On
	2006				2007
	March 31	June 30	Sept. 30	Dec. 31	March 31	June 30	Sept. 30	Dec. 31
Net loss before change in accounting principle	$1,596	$1,868	$2,499	$3,464	$3,450	$9,154	$4,746	$5,131
Cumulative effect of change in accounting principle	(37)	—	—	—	—	—	—	—
Net loss for the period	$1,559	$1,868	$2,499	$3,464	$3,450	$9,154	$4,746	$5,131
Net loss per share of common stock, basic and diluted prior to cumulative effect of change in accounting principle	$0.08	$0.10	$0.12	$0.06	$0.05	$0.14	$0.07	$0.07
Cumulative effect of change in accounting principle	—	—	—	—	—	—	—	—
Net loss per share of common stock	$0.08	$0.10	$0.12	$0.06	$0.05	$0.14	$0.07	$0.07

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Currency Exchange Risk

The currency of the primary economic environment in which our operations are conducted is the dollar. We are currently in the development stage with no significant source of revenues; therefore we consider the currency of the primary economic environment to be the currency in which we expend cash. Approximately 50% of our expenses and capital expenditures are incurred in dollars, and a significant source of our financing has been provided in U.S. dollars. Since the dollar is the functional currency, monetary items maintained in currencies other than the dollar are remeasured using the rate of exchange in effect at the balance sheet dates and non-monetary items are remeasured at historical exchange rates. Revenue and expense items are remeasured at the average rate of exchange in effect during the period in which they occur. Foreign currency translation gains or losses are recognized in the statement of operations.

Approximately 35% of our costs, including salaries, expenses and office expenses, are incurred in New Israeli Shekels, the NIS. Inflation in Israel may have the effect of increasing the U.S. dollar cost of our operations in Israel. If the U.S. dollar declines in value in relation to the NIS, it will become more expensive for us to fund our operations in Israel. A revaluation of 1% of the NIS will affect our income before tax by less than 1%. The exchange rate of the U.S. dollar to the NIS, based on exchange rates published by the Bank of Israel, was as follows:

	Year Ended December 31,
	2005	2006	2007
Average rate for period	4.4878	4.4565	4.1081
Rate at year-end	4.6030	4.2250	3.8460

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

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Form 10-K. The controls evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures are also designed to reasonably assure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

The evaluation of our disclosure controls and procedures included a review of the controls’ objectives and design, our implementation of the controls and their effect on the information generated for use in this Form 10-K. In the course of the controls evaluation, we reviewed identified data errors, control problems or acts of fraud, and sought to confirm that appropriate corrective actions, including process improvements, were being undertaken. This type of evaluation will be performed on a quarterly basis so that the conclusions of management, including the Chief Executive Officer and Chief Financial Officer, concerning the effectiveness of the disclosure controls and procedures can be reported in our periodic reports on Form 10-Q and Form 10-K. The overall goals of these various evaluation activities are to monitor our disclosure controls and procedures, and to modify them as necessary. Our intent is to maintain the disclosure controls and procedures as dynamic systems that change as conditions warrant.

Based on the controls evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Form 10-K, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the Commission, and that material information related to our company and our consolidated subsidiary is made known to management, including the Chief Executive Officer and Chief Financial Officer, particularly during the period when our periodic reports are being prepared.

Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of our company are being made only in accordance with authorizations of management and our directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Management assessed our internal control over financial reporting as of December 31, 2007, the end of our fiscal year. Management based its assessment on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and our overall control environment.

Based on our assessment, management has concluded that our internal control over financial reporting was effective as of the end of the fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. We reviewed the results of management’s assessment with the Audit Committee of our Board of Directors.

Our independent registered public accounting firm has audited management’s assessment of our internal control over financial reporting, and issued an unqualified opinion dated March 14, 2008 on such assessment and on our internal control over financial reporting, which opinion is included herein.

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Changes in internal controls

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15f and 15d-15f under the Exchange Act) that occurred during the quarter ended December 31, 2007 that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Our directors and executive officers, their ages and positions as of March 14, 2008, are as follows:

Name	Age	Position
Directors
Eli Hurvitz	75	Chairman of the Board
David Aviezer, Ph.D., MBA	43	Director, President and Chief Executive Officer
Yoseph Shaaltiel, Ph.D.	54	Director and Executive VP, Research and Development
Alfred Akirov	64	Director
Zeev Bronfeld(1)(3)	56	Director
Yodfat Harel Gross(2)(3)	35	Director
Roger D. Kornberg, Ph.D.	60	Director
Eyal Sheratzky(1)(2)	39	Director
Sharon Toussia-Cohen(1)(2)(3)	48	Director
Executive Officers
Einat Brill Almon, Ph.D.	48	Vice President, Product Development
Yossi Maimon, CPA	37	Vice President, Chief Financial Officer, Treasurer and Secretary
Iftah Katz	44	Vice President of Operations

(1)	Member of Nominating Committee
(2)	Member of Audit Committee
(3)	Member of Compensation Committee

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

David Aviezer, Ph.D., MBA.    Dr. Aviezer has served as Chief Executive Officer of Protalix Ltd. since 2002 and its director since 2005 and as our director since December 31, 2006. On December 31, 2006, he became our President and Chief Executive Officer. Dr. Aviezer has over a decade of experience in biotechnology management, advancing products from early-stage research up to their regulatory approval and commercialization. Prior to joining Protalix Ltd., from 1996 to 2002, he served as General Manager of ProChon Biotech Ltd., an Israeli company focused on orthopedic disorders. Previously, Dr. Aviezer was a visiting scientist at the Medical Research Division of American Cyanamid, a subsidiary of Wyeth (NYSE:WEY), in New York. Since 1996, Dr. Aviezer has served as an Adjunct Lecturer at Bar Ian University. Dr. Aviezer is the recipient of the Clore Foundation Award and the J.F. Kennedy Scientific Award. He holds a Ph.D. in Molecular Biology and Biochemistry from the Weizmann Institute of Science and an M.B.A. from the Bar Ilan University Business School.

Yoseph Shaaltiel, Ph.D.    Dr. Shaaltiel founded Protalix Ltd. in 1993 and has served as a member of our Board of Directors and as our Vice President, Research and Development since December 31, 2006. Prior to establishing Protalix Ltd., from 1988 to 1993, Dr. Shaaltiel was a Research Associate at the MIGAL Technological Center. He also served as Deputy Head of the Biology Department of the Biological and Chemical Center of the Israeli Defense Forces and as a Biochemist at Makor Chemicals Ltd. Dr. Shaaltiel was a Postdoctoral Fellow at the University of California at Berkeley and at Rutgers University in New Jersey. He has co-authored over 40 articles and abstracts on plant biochemistry and holds seven patents. Dr. Shaaltiel received his Ph.D. in Plant Biochemistry from the Weizmann Institute of Science, an M.Sc. in Biochemistry from the Hebrew University and a B.Sc. in Biology from the Ben Gurion University.

Alfred Akirov.    Mr. Akirov has served as our director since January 2008. Mr. Akirov is the founder, chairman of the Board of Directors and chief executive officer of the Alrov Group (TASE: ALRO), an Israeli publicly-traded company that is listed on the Tel Aviv Stock Exchange. Mr. Akirov founded the Alrov Group in 1978 and it is currently one of Israel’s largest real-estate companies. The Alrov Group holds 80% of the capital stock of Techno-Rov Holdings (1993) Ltd., one of our shareholders. Mr. Akirov serves in different capacities, including chairman, chief executive officer and director, for a number of private companies in the Alrov Group and Techno-Rov portfolios. Mr. Akirov serves on the Executive Council and the Board of Governors of the Tel Aviv University.

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

Yodfat Harel Gross.    Ms. Harel Gross has served as our director since June 2007. Since 2006, Ms. Harel Gross has served as the Business Development Director and the head of the Israel office of Tamares Capital Ltd., a private investment group with interests in real estate, technology, manufacturing, leisure and media. Prior to joining Tamares Capital, from 2004 to 2006, she was the Corporate Director, Medical Imaging of Orbotech, Ltd., a company providing high-tech inspection and imaging solutions for bare printed circuit board (PCB), flat panel display (FPD) and PCB assembly manufacturing worldwide. Prior to that, from 1994 to 2003, she was a Managing Director of Harel-Hertz Investment House Ltd., a business investment company with offices in Tel Aviv and Tokyo. In 2002, Harel-Hertz Investment House became the Israeli representative office for ITX Corporation, a publicly-traded company in Japan. Ms. Harel Gross currently serves on the board of directors of Tamares Capital, Tamares Hotels, Tamares Real Estate, Storewiz and Halman-Aldubi Provident Funds, Ltd. Ms. Harel Gross holds a B.A. in Communication and Political Science from Bar Ilan University and an executive M.B.A. from Bradford University, Great Britain. She has also completed programs in Directors’ Studies and Advanced Advertising and Marketing at the Israel Management Center.

Roger D. Kornberg, Ph.D.    Professor Kornberg has served as our director since February 2008. Professor Kornberg is a member of the U.S. National Academy of Sciences and the Winzer Professor of Medicine in the Department of Structural Biology at Stanford University, Stanford, California. He has been a member of the faculty of Stanford University since 1972. Prior to that he was a professor at Harvard Medical School. In 2006, Professor Kornberg was awarded the Nobel Prize in Chemistry in recognition for his studies of the molecular basis of eukaryotic transcription, the process by which DNA is copied to RNA. Professor Kornberg is also the recipient of several awards, including the 2001 Welch Prize, the highest award granted in the field of chemistry in the United States, and the 2002

Leopold Mayer Prize, the highest award granted in the field of biomedical sciences from the French Academy of Sciences. He received his B.S. in Chemistry from Harvard University in 1967 and his Ph.D. in Chemistry from Stanford University in 1972. He holds honorary degrees from universities in Europe and Israel, including the Hebrew University in Jerusalem, where he currently is a visiting professor.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and holders of more than 10% of our common stock to file with the SEC reports regarding their ownership and changes in ownership of our equity securities. All of our officers, directors and 10% shareholders failed to file Form 3s and Form 4s on a timely basis upon the closing of the merger, their receipt of interests in our company in connection therewith and, to the extent applicable, their appointment as officers and/or directors of our company. In addition, Dr. Shaaltiel failed to file Form 4s on a timely basis on two subsequent occasions during 2007. Otherwise, we believe that all Section 16 filings requirements were met during 2007. In making this statement, we have relied solely upon examination of the copies of Forms 3, 4 and 5 provided to us and the written representations of our former and current directors, officers and 10% shareholders.

Audit Committee

We require that all Audit Committee members possess the required level of financial literacy and at least one member of the Committee meet the current standard of requisite financial management expertise as required by the American Stock Exchange and applicable Commission rules and regulations. Messrs. Sheratzky and Toussia-Cohen and Ms. Harel Gross have been appointed by the Board of Directors to serve on the Audit Committee.

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

Messrs. Sheratzky and Toussia-Cohen qualify as ‘‘audit committee financial experts’’ under the applicable rules of the Commission. In making the determination as to these individuals’ status as audit committee financial experts, our Board of Directors determined they have accounting and related financial management expertise within the meaning of the aforementioned rules, as well as the listing standards of the American Stock Exchange.

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

Elements of Compensation

Executive compensation consists of following elements:

Base Salary.    Base salaries for our executives are established based on the scope of their responsibilities taking into account competitive market compensation paid by other companies for similar positions. Generally, we believe that executive base salaries should be targeted near the median of the range of salaries for executives in similar positions with similar responsibilities at comparable companies. Base salaries are reviewed annually, and adjusted from time to time to realign salaries with market levels after taking into account individual responsibilities, performance and experience. The review for 2007 took place in February 2008. The base salaries are set forth in ‘‘Employment Arrangements.’’

In February 2008, our Board of Directors, acting upon the resolution of a majority of our independent directors, approved increases to the monthly salaries of our Chief Executive Officer, our Executive Vice President, Research and Development, our Vice President, Product Development, and our Vice President and Chief Financial Officer. The amended monthly salaries are NIS 136,000 (approximately $37,559), NIS 60,500 (approximately $16,727), NIS 55,000 (approximately $15,206) and NIS 55,000 (approximately $15,206), respectively. Our intention was to provide general raises of between 10% and 15%.

Annual Bonus.    The Compensation Committee has the authority to award discretionary annual bonuses to our executive officers. It has not established a formal bonus plan. These awards are intended to compensate officers for achieving financial, clinical and operational goals and for achieving individual annual performance objectives. These objectives vary depending on the individual executive, but relate generally to strategic factors such as developments in our clinical path, the establishment of key strategic collaborations, the build-up of our pipeline and to financial factors such as raising capital.

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

Pursuant to each officer’s employment agreement, the executive officer is eligible for a discretionary annual bonus. The Compensation Committee determines the discretionary annual bonus paid to our executive officers, and the discretionary bonus awarded to certain officers in 2008 for performance in 2007. The actual amount of discretionary bonus is determined following a review of each executive’s individual performance and contribution to our strategic goals conducted during the first quarter of each fiscal year. The Compensation Committee has not fixed a minimum or a maximum amount for any officer’s annual discretionary bonus.

In February 2008, our Board of Directors, acting upon the resolution of a majority of our independent directors, awarded a total of approximately $438,000 to our Chief Executive Officer, our Executive Vice President, Research and Development, our Vice President, Product Development, and our Vice President and Chief Financial Officer for their performance during the year 2007. The amount of the bonuses were NIS 920,000 (approximately $256,131), $50,000, $50,000 and NIS 297,000 (approximately $82,061), respectively. The bonuses paid to our Chief Executive Officer and our Vice President and Chief Financial Officer were multiples of eight and six times their salary in 2007, respectively, in recognition of the time and effort expended by them from the end of 2006 through 2007 in connection with the merger, the American Stock Exchange Listing and our underwritten public offering. In addition, the bonuses to the officers were awarded in recognition of their ongoing efforts in achieving our milestones regarding clinical developments, financial developments and other factors.

Options.    Our 2006 Stock Option Plan authorizes us to grant options to purchase shares of common stock to our employees, directors and consultants. Our Compensation Committee is the administrator of the stock option plan. Stock option grants are generally made at the commencement of employment and following a significant change in job responsibilities or to meet other special retention or performance objectives. The Compensation Committee reviews and approves stock option awards to executive officers based upon a review of competitive compensation data, its assessment of individual performance, a review of each executive’s existing long-term incentives, and retention considerations. In 2007, we awarded stock options to one of the Named Executive Officers in the amount indicated under ‘‘Grants of Plan Based Awards’’. This grant was made in May 2007 as the first grant to the Named Executive Officer upon commencement of his employment by our company. The exercise price of stock options granted under the 2006 Stock Incentive Plan must be equal to at least 100% of the fair market value of our common stock on the date of grant; however, in certain circumstances, grants may be made at a lower price to Israeli grantees who are residents of the State of Israel.

In February 2008, our Board of Directors, acting upon a resolution of a majority of our independent directors, granted stock options to our Chief Executive Officer, our Executive Vice President, Research and Development, our Vice President, Product Development, and our Vice President and Chief Financial Officer. The number of shares of Common Stock underlying the option grants was 600,000; 263,728; 311,272; and 175,000, respectively. As was the case with respect to the annual bonuses, the grants of stock options to our Chief Executive Officer and our Vice President and Chief Financial Officer were in recognition of the time and effort expended by them from the end of 2006 through 2007 in connection with the merger, the American Stock Exchange Listing and our underwritten public offering. In addition, the grants of stock options to the other officers were awarded in recognition of their ongoing efforts in achieving our milestones regarding clinical developments, research and development, financial developments and other factors.

Severance and Change in Control Benefits.    Pursuant to the employments agreements entered into with each of our executive officers, the executive officer is entitled to be insured by Protalix Ltd. under a Manager’s Policy in lieu of severance. The intention of such Manager’s Policies is to provide the officers with severance protection of one month’s salary for each year of employment. In addition, the stock option agreements provide for the acceleration of the vesting periods of options in the event of a termination without cause following a change in control of our company. In February 2008, our Board of Directors, acting upon the resolution of a majority of our independent directors, agreed to amend the outstanding option agreements of the Named Executive Officers. The amendments provide that all of the outstanding options of each Named Executive Officer shall be subject to accelerated vesting immediately upon a change in control of our company.

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

Executive Compensation.    We refer to the ‘‘Summary Compensation Table’’ set forth in Section 11 below for information regarding the compensation earned during the fiscal year ended December 31, 2007 by our Chief Executive Officer, our Executive Vice President, Research and Development, our Vice President, Product Development, Vice President and Chief Financial Officer and our Vice President of Operations. There are no other executive officers for 2007 whose total compensation exceeded $100,000 during that fiscal year other than those set forth below. We refer to our Chief Executive Officer, our Executive Vice President, Research and Development, our Vice President, Product Development, Vice President and Chief Financial Officer and our Vice President of Operations as our ‘‘Named Executive Officers.’’

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

Respectfully submitted on March 13, 2008, by the members of the Compensation Committee of the Board of Directors.

Yodfat Harel Gross
Sharon Toussia-Cohen
Zeev Bronfeld

Summary Compensation Table

The following table sets forth a summary for the fiscal years ended December 31, 2007 and 2006 respectively, of the cash and non-cash compensation awarded, paid or accrued by Protalix Ltd. to our Named Executive Officers. There were no restricted stock awards, long-term incentive plan payouts or other compensation paid during fiscal years 2007 and 2006 by Protalix Ltd. to the Named Executive Officers, except as set forth below. The Named Executive Officers are employees of our subsidiary, Protalix Ltd. As a result of the merger, all of the directors and officers at the time resigned and appointed our current directors and officers in their stead. All currency amounts are expressed in U.S. dollars.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Award(s) ($)	Option Award(s) ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(1)	Total ($)
David Aviezer, Ph.D., MBA	2007	341,074	239,210		351,343			67,990	999,617
President and CEO(2)	2006	237,845	202,895		717,666			23,202	1,181,608
Yoseph Shaaltiel, Ph.D.	2007	177,297	50,000		2,420			47,339	277,056
Executive Vice President	2006	177,658	31,953		7.684			33,521	250,816
Einat Brill Almon, Ph.D.	2007	153,254	65,171		94,482			42,282	355,189
VP, Product Development	2006	102,468	61,420		107,782			30,174	301,844
Yossi Maimon, CPA(3)	2007	156,444	77,223		247,815			41,975	523,457
Chief Financial Officer	2006	27,746	31,953		96,712			8,077	164,488
Iftah Katz(4)	2007	114,087			2,254,567			36,117	2,404,771
Vice President of Operations	2006

(1)	Includes employer contributions to pension and/or insurance plans and other miscellaneous payments.
(2)	Dr. Aviezer served as Protalix Ltd.’s Chief Executive Officer on a consultancy basis until September 2006 pursuant to a Consulting Services Agreement between Protalix Ltd. and Agenda Biotechnology Ltd., a company wholly-owned by Dr. Aviezer.
(3)	Includes payments from October 15, 2006 only.
(4)	Iftah Katz joined our company as our Vice President of Operations on February 28, 2007.

Prior to the merger, Glenn L. Halpryn served as the Company’s Chief Executive Officer and Alan J. Weisberg served as the Company’s Chief Financial Officer and Treasurer. Messrs. Halpryn and Weisberg received no salary in 2006 and are not included in the above table. Mr. Weisberg is a shareholder of Weisberg Brause, which firm was paid $11,600 for accounting services during the year ended December 31, 2006.

The following table summarizes the grant of awards made to the Named Executive Officers during 2007 as of December 31, 2007.

GRANTS OF PLAN-BASED AWARDS

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All other Option Awards: Number of Securities Underlying Options (#)(2)	Exercise or Base Price of Option Awards ($/Sh)(3)	Grant Date fair Value of Stock and Option Awards ($)(4)
		Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)	(l)
David Aviezer(1)			200,000
Yoseph Shaaltiel									—	—	—
Einat Brill Almon(5)			126,000
Yossi Maimon
Iftah Katz									204,351	4.33	5,784,132

(1)	Represents bonuses to be paid according to Dr. Aviezer’s employment agreement upon achieving certain clinical milestones. In addition, non-defined bonuses may be granted to all of the above officers at the discretion of the Board of Directors.
(2)	Represents outstanding options at December 31, 2007.
(3)	Represents the range of the exercise price of the stock options.
(4)	Represents the fair value as recorded on the grant date of the stock options.
(5)	Represents specific bonuses to be paid to Dr. Brill Almon upon the achievement of certain clinical milestones.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information with respect to the Named Executive Officers concerning equity awards as of December 31, 2007.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
David Aviezer	807,858	—	—	0.120	8/1/2013	—	—	—	—
	366,486	610,810	—	0.972	9/10/2016	—	—	—	—
Yoseph Shaaltiel	244,324	—	—	0.001	6/30/2011	—	—	—	—
Einat Brill Almon	188,695	62,898	—	0.399	5/23/2006	—	—	—	—
	42,757	189,351	—	0.972	8/13/2016	—	—	—	—
Yossi Maimon	193,742	426,230	—	0.972	9/19/2016	—	—	—	—
Iftah Katz	—	204,351	—	4.33	5/30/2017	—	—	—	—

Option exercises during 2007 and vested stock awards for Named Executive Officers as of December 31, 2007 were as follows:

OPTION EXERCISES AND STOCK VESTED

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Received on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Received on Vesting ($)
(a)	(b)	(c)	(d)	(e)
David Aviezer	—	—	—	—
Yossi Maimon	—	—	—	—
Yoseph Shaaltiel	—	—	—	—
Einat Brill Almon	—	—	—	—
Iftah Katz	—	—	—	—

Potential Payments upon Termination or Change-in-Control

We do not provide any change in control benefits to our executive officers except that their stock option agreements provide for the acceleration of the vesting periods of options in the event of a termination without cause following a change in control of our company. In February 2008, our Board of Directors, acting upon the resolution of a majority of our independent directors, agreed to amend the outstanding option agreements of the Named Executive Officers. The amendments provide that all of the outstanding options of each Named Executive Officer shall be subject to accelerated vesting immediately upon a change in control of our company.

Employment Arrangements

David Aviezer, Ph.D., MBA.    Dr. Aviezer originally served as Protalix Ltd.’s Chief Executive Officer on a consultancy basis pursuant to a Consulting Services Agreement between Protalix Ltd. and Agenda Biotechnology Ltd., a company wholly-owned by Dr. Aviezer. On September 11, 2006, Protalix Ltd. entered into an employment agreement with Dr. Aviezer pursuant to which he agreed to be employed as Protalix Ltd.’s President and Chief Executive Officer, which agreement supersedes the Consultancy Services Agreement. Dr. Aviezer currently serves as our President and Chief Executive Officer. Protalix Ltd. agreed to pay Dr. Aviezer a monthly base salary equal to NIS 80,000 (approximately $19,000) and an annual bonus at the Board’s discretion. The monthly salary is subject to cost of living adjustments from time to time and is currently NIS 136,000 (approximately $37,700). Dr. Aviezer is eligible to receive a substantial bonus in the event of certain public offerings or acquisition transactions, which bonus shall be at the discretion of the Board, and certain specified bonuses in the event Protalix achieves certain specified milestones. In connection with the employment agreement, in addition to other options already held by Dr. Aviezer granted to Dr. Aviezer options to purchase 16,000 ordinary shares of Protalix Ltd. at an exercise price equal to $59.40 per share, which we assumed as options to purchase 977,297 shares of our common stock at $0.97 per share. Such options vest quarterly retroactively from June 1, 2006, over a four-year period. The employment agreement is terminable by either party on 90 days’ written notice for any reason and we may terminate the agreement for cause without notice. Dr. Aviezer is entitled to be insured by Protalix Ltd. under a Manager’s Policy in lieu of severance, company contributions towards vocational studies, annual recreational allowances, a company car and a company phone. Dr. Aviezer is entitled to 24 working days of vacation. All stock options that have not vested as of the date of termination shall be deemed to have expired.

Yoseph Shaaltiel, Ph.D.    Dr. Shaaltiel founded Protalix Ltd. in 1993 and currently serves as our Executive Vice President, Research and Development. Dr. Shaaltiel entered into an employment agreement with Protalix Ltd. on September 1, 2001. Pursuant to the employment agreement, Protalix Ltd. agreed to pay Dr. Shaaltiel a monthly base salary equal to $7,000, subject to annual cost of living adjustments. His current salary is NIS 60,500 (approximately $16,800) per month. The employment agreement is terminable by Protalix Ltd. on 90 days’ written notice for any reason and we may terminate the agreement for cause without notice. Dr. Shaaltiel is entitled to be insured by Protalix Ltd. under a Manager’s Policy in lieu of severance, company contributions towards vocational studies, annual recreational allowances, a company car and a company phone. Dr. Shaaltiel is entitled to 24 working days of vacation.

Einat Brill Almon, Ph.D.    Dr. Brill Almon joined Protalix Ltd. on December 19, 2004 as its Vice President, Product Development, pursuant to an employment agreement effective on December 19, 2004 by and between Protalix Ltd. and Dr. Brill Almon, and currently serves as our Vice President, Product Development. Pursuant to the employment agreement, Protalix Ltd. agreed to pay Dr. Brill Almon a monthly base salary equal to NIS 28,000 (approximately $6,575), subject to cost of living adjustments from time to time. Her current salary is NIS 55,000 per month (approximately $15,300). She is also entitled to certain specified bonuses in the event that Protalix achieves certain specified clinical development milestones within specified timelines. In connection with the employment agreement, Protalix agreed to grant to Dr. Brill Almon options to purchase 7,919 ordinary shares of Protalix Ltd. at exercise prices equal to $24.36 and $59.40 per share, which we assumed as options to purchase 483,701 shares of our common stock at $0.40 and $0.97 per share. The options vest over four years. The employment agreement is terminable by either party on 60 days’ written notice for any reason and we may terminate the agreement for cause without notice. Dr. Brill Almon is entitled to be insured by Protalix Ltd. under a Manager’s Policy in lieu of severance, company contributions towards vocational studies, annual recreational allowances, a company car and a company phone at up to NIS 1,000 per month. Dr. Brill Almon is entitled to 22 working days of vacation. All stock options that have not vested as of the date of termination shall be deemed to have expired.

Yossi Maimon, CPA.    Mr. Maimon joined Protalix Ltd. as its Chief Financial Officer pursuant to an employment agreement effective as of October 15, 2006 by and between Protalix Ltd. and Mr. Maimon and currently serves as our Chief Financial Officer. Pursuant to the employment agreement, Protalix Ltd. agreed to pay Mr. Maimon a monthly base salary equal to NIS 45,000 (approximately $10,600) and an annual discretionary bonus and additional discretionary bonuses in the event Protalix achieves significant financial milestones, subject to the Board’s sole discretion. The monthly salary is subject to cost of living adjustments from time to time. His current salary is NIS 55,000 (approximately $15,300) per month. In connection with the employment agreement, Protalix agreed to grant to Mr. Maimon options to purchase 10,150 ordinary shares of Protalix Ltd. at an exercise price equal to $59.40 per share, which we assumed as options to purchase 619,972 shares of our common stock at $0.97 per share. The first 25% of such options shall vest on the first anniversary of the grant date and the remainder shall vest quarterly in 12 equal increments. The employment agreement is terminable by either party on 60 days’ written notice for any reason and we may terminate the agreement for cause without notice. Mr. Maimon is entitled to be insured by Protalix Ltd. under a Manager’s Policy in lieu of severance, company contributions towards vocational studies, annual recreational allowances, a company car and a company phone. Mr. Maimon is entitled to 24 working days of vacation. All stock options that have not vested as of the date of termination shall be deemed to have expired.

Iftah Katz.    Mr. Katz joined Protalix Ltd. as its Vice President of Operations pursuant to an employment agreement effective as of February 28, 2007 by and between Protalix Ltd. and Mr. Katz and currently serves as our Vice President of Operations. Pursuant to the employment agreement, Protalix Ltd. agreed to pay Mr. Katz a monthly base salary equal to NIS 45,000 (approximately $10,600) and an annual discretionary bonus and additional discretionary bonuses in the event Protalix achieves significant milestones, subject to the Board’s sole discretion. The monthly salary is subject to cost of living adjustments from time to time. In connection with the employment agreement, subject to the approval of our Board of Directors, Mr. Katz is entitled to an option to purchase 204,351 shares of common stock at a purchase price to be determined by the Company’s Compensation Committee or the Board of Directors. The option shall vest over a period of four years as follows: one fourth of the options will vest on the first anniversary of the grant date and, thereafter, the remainder shall vest on a quarterly basis in 12 equal installments. The employment agreement is terminable by either party on

60 days’ written notice for any reason. Mr. Katz is entitled to be insured by Protalix Ltd. under a Manager’s Policy in lieu of severance, company contributions towards vocational studies, annual recreational allowances, a company car and a company phone. Mr. Katz is entitled to 24 working days of vacation.

2006 Stock Incentive Plan

Our Board of Directors and a majority of our stockholders approved our 2006 Stock Incentive Plan on December 14, 2006 and cancelled our 1998 stock option plan (no options were outstanding under the 1998 plan at that time). We have reserved 9,741,655 shares of our common stock for issuance, in the aggregate, under the 2006 Stock Incentive Plan, subject to adjustment for a stock split or any future stock dividend or other similar change in our common stock or our capital structure. As of March 14, 2008, options to acquire 2,222,488 shares of common stock remain available to be granted under our 2006 Stock Incentive Plan.

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

Compensation of Directors

The following table sets forth information with respect to compensation of our directors during fiscal year 2007. The fees to our current directors were paid by Protalix Ltd. Prior to the merger, Protalix Ltd. compensated only certain of its directors, which compensation was limited to the granting of options under its employee stock option plan. The ‘‘former directors’’ were our directors who resigned during fiscal year 2007.

Name	Fees Earned or Paid in Cash ($)	Stock Award ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Current Directors
Eli Hurvitz(1)	36,000	—	7,289,086	—	—	—	7,325,086
Amos Bar-Shalev	—	—	—	—	—	—	—
Zeev Bronfeld	—	—	—	—	—	—	—
Eyal Sheratzky	—	—	—	—	—	—	—
Sharon Toussia-Cohen	—	—	—	—	—	—	—
Former Directors
Phillip Frost, M.D.		—	—	—	—	—	—
Pinhas Barel Buchris	—	—	—	—	—	—	—
Jane H. Hsiao, Ph.D., MBA	—	—	—	—	—	—	—

(1)	Represents amounts paid to Pontifax Management Company, Ltd. pursuant to a management consulting agreement.

Our Board of Directors will review director compensation annually and adjust it according to then current market conditions and corporate governance guidelines.

On August 14, 2007, our Board of Directors resolved to pay a directors fee equal to $33,000 per year to all non-executive directors. The directors fee is payable commencing upon calendar year 2008. Except as set forth above, no fees were paid to directors for fiscal year 2007.

Compensation Committee Interlocks and Insider Participation

Our Compensation Committee currently consists of Messrs. Bronfeld and Toussia-Cohen and Ms. Harel Gross, who were appointed to the Committee as of February 22, 2008. In addition, over the course of 2007, former directors Pinhas Barel Buchris, Amos Bar-Shalev and Jane H. Hsiao served on our Compensation Committee. No member of our Compensation Committee or any executive officer of our company or of Protalix Ltd. has a relationship that would constitute an interlocking relationship with executive officers or directors of another entity. No Compensation Committee member is or was an officer or employee of ours or of Protalix Ltd. Further, none of our executive officers serves on the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our Board of Directors or Compensation Committee.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information, as of March 10, 2008, regarding beneficial ownership of our common stock:

•	each person who is known by us to own beneficially more than 5% of our common stock;

•	each director;

•	the Named Executive Officers; and

•	all of our directors and executive officers collectively.

Unless otherwise noted, we believe that all persons named in the table have sole voting and investment power with respect to all shares of our common stock beneficially owned by them. For purposes of these tables, a person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from March 10, 2008 upon exercise of options, warrants and convertible securities. Each beneficial owner’s percentage ownership is determined by assuming that options, warrants and convertible securities that are held by such person (but not those held by any other person) and that are exercisable within such 60 days from such date have been exercised.

The address for all directors and officers is c/o Protalix BioTherapeutics, Inc., 2 Snunit Street, Science Park, POB 455, Carmiel, Israel, 20100.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percentage of Class
Board of Directors and Executive Officers
Eli Hurvitz	6,270,949	(1)	8.1%
David Aviezer, Ph.D., MBA	1,235,426	(2)	1.6
Yoseph Shaaltiel, Ph.D.	3,218,431	(3)	4.2
Alfred Akirov	6,186,046	(4)	8.2
Zeev Bronfeld	14,466,319	(5)	19.1
Yodfat Harel Gross	—		—
Roger D. Kornberg. Ph.D.	—	(6)	—
Eyal Sheratzky	—		—
Sharon Toussia-Cohen	6,556,381	(7)	8.7
Einat Brill Almon, Ph.D.	247,176	(8)	*
Iftah Katz	51,088	(9)	*
Yossi Maimon	173,014	(10)	*
All executive officers and directors as a group (12 persons)	38,404,829	(11)	47.3
5% Holders
Biocell Ltd.	14,466,319	(12)	19.1
Pontifax G.P. Ltd.	6,270,949	(13)	8.1
Techno-Rov Holdings (1993) Ltd.	6,186,046	(14)	8.2
Marathon Investments Ltd.	6,556,381	(15)	8.7
Frost Gamma Investment Trust	9,766,273	(16)	12.9

*	less than 1%.
(1)	Consists of 2,994,378 shares of our common stock held by Pontifax (Cayman) L.P., 1,378,278 of which shares are owned of record and 1,616,100 of which shares are issuable upon exercise of options that are exercisable within 60 days of March 10, 2008, and 3,276,571 shares of our common stock held by Pontifax (Israel) L.P., 1,508,169 of which shares are owned of record and 1,768,402 of which shares are issuable upon exercise of options that are exercisable within 60 days of March 10, 2008. Mr. Hurvitz is the chairman of Pontifax G.P. Ltd.
(2)	Consists of 1,235,426 shares of our common stock issuable upon exercise of outstanding options within 60 days of March 10, 2008. Does not include 1,149,728 shares of common stock issuable upon exercise of outstanding options that are not exercisable within 60 days of March 10, 2008.
(3)	Consists of 244,324 shares of our common stock issuable upon exercise of outstanding options within 60 days of March 10, 2008. Does not include 263,728 shares of common stock issuable upon exercise of outstanding options that are not exercisable within 60 days of March 10, 2008.
(4)	Consists of 6,186,046 shares of our common stock held by Techno-Rov Holdings (1993) Ltd. Mr. Akirov is the Chief Executive Officer of Techno-Rov Holdings and has the power to control its investment decisions.

(5)	Consists of 14,466,319 shares of our common stock held by Biocell Ltd. Mr. Bronfeld is a director and Chief Executive Officer of Biocell. Mr. Bronfeld disclaims beneficial ownership of these shares.
(6)	Does not include 50,000 shares of common stock issuable upon exercise of outstanding options that are not exercisable within 60 days of March 10, 2008.
(7)	Consists of 6,556,381 shares of our common stock held by Marathon Investments Ltd. Mr. Toussia-Cohen is a director and Chief Executive Officer of Marathon Investments Ltd. Mr. Toussia-Cohen disclaims beneficial ownership of these shares.
(8)	Consists of 247,176 shares of our common stock issuable upon exercise of outstanding options within 60 days of March 10, 2008. Does not include 547,797 shares of common stock issuable upon exercise of outstanding options that are not exercisable within 60 days of March 10, 2008.
(9)	Consists of 51,088 shares of our common stock issuable upon exercise of outstanding options within 60 days of March 10, 2008. Does not include 153,263 shares of common stock issuable upon exercise of outstanding options that are not exercisable within 60 days of March 10, 2008.
(10)	Consists of 26,700 outstanding shares of our common stock and 146,314 shares of our common stock issuable upon exercise of outstanding options within 60 days of March 10, 2008. Does not include 562,483 shares of common stock issuable upon exercise of outstanding options that are not exercisable within 60 days of March 10, 2008.
(11)	Consists of 5,308,829 shares of our common stock issuable upon exercise of options within 60 days of March 10, 2008. Does not include 2,677,000 shares of common stock issuable upon exercise of outstanding options that are not exercisable within 60 days of March 10, 2008.
(12)	The address is Moshe Aviv Tower, 7 Jabotinsky Street, Ramat Gan, Israel. Biocell Ltd.’s investment and voting decisions are made collectively by its Board of Directors.
(13)	The address of Pontifax (Israel) L.P. and Pontifax (Cayman) L.P. is 8 Hamenofim Street, Herzliya Pituach 46725, Israel. Consists of 2,994,378 shares of our common stock held by Pontifax (Cayman) L.P., 1,378,278 of which shares are owned of record and 1,616,100 of which shares are issuable upon exercise of options that are exercisable within 60 days of March 10, 2008, and 3,276,571 shares of our common stock held by Pontifax (Israel) L.P., 1,508,169 of which shares are owned of record and 1,768,402 of which shares are issuable upon exercise of options that are exercisable within 60 days of March 10, 2008. Pontifax (Cayman) L.P. and Pontifax (Israel) L.P. are governed by Pontifax Management L.P. Pontifax G.P. Ltd. is the general partner of Pontifax Management L.P. Pontifax G.P. Ltd.’s investment and voting decisions are made collectively by its Board of Directors.
(14)	The address is Alrov Tower, 46 Rothschild Blvd., Tel Aviv, Israel. Mr. Akirov is the Chief Executive Officer of Techno-Rov Holdings (1993) Ltd. and has the power to control its investment decisions.
(15)	The address is 7 Hanagar Street, Holon, Israel. Marathon Investments Ltd.’s investment and voting decisions are made collectively by its board of directors.
(16)	The address is 4400 Biscayne Blvd., Miami, Florida 33137. Frost Gamma, L.P. is the sole and exclusive beneficiary of Frost Gamma Investments Trust. Dr. Phillip Frost is the sole limited partner of Frost Gamma, L.P. The general partner of Frost Gamma, L.P. is Frost Gamma, Inc. and the sole shareholder of Frost Gamma, Inc. is Frost-Nevada Corporation. Dr. Frost is also the sole shareholder of Frost-Nevada Corporation.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

On March 17, 2005, Protalix Ltd. entered into a Management Services Agreement with Pontifax Management Company, Ltd. in connection with the purchase of Protalix’s Series B Preferred Shares by the Pontifax Funds. Pursuant to the Management Services Agreement, Mr. Hurvitz serves as a member of the Board of Directors. Further, Protalix agreed not to designate a permanent chairman of the Board of Directors until Pontifax Management Company chose to nominate Mr. Hurvitz as the Chairman of the Board in 2006. In consideration for Mr. Hurvitz’s services, Protalix is required to pay Pontifax Management Company a fee equal to $3,000 per month plus required taxes on such payment. In addition, in connection with the execution of the Management Services Agreement, Protalix issued to Pontifax options to purchase a number of its Series B Preferred Shares equal to 3.5% of the then outstanding share capital with an exercise price equal to the par value of the shares. Lastly, upon the appointment of Mr. Hurvitz as Chairman of the Board of Directors, Protalix issued to Pontifax additional warrants for Series B Preferred Shares equal to 3.76% of the then outstanding share capital of Protalix. In connection with the merger, we assumed the Management Services Agreement and all options granted under the Management Services Agreement have been converted into options to purchase 3,384,502 shares of our common stock. Under the terms of the assumed Management Services Agreement, we are obligated only to use our best efforts to nominate Mr. Hurvitz for election to our Board of Directors, which remains subject to the review and approval of the Nominating Committee of the Board of Directors and the entire Board of Directors, as applicable. For 2008, the fee payable under this agreement will be $33,000, which is the same fee payable to the other non-executive directors.

On September 14, 2006, Protalix Ltd. entered into a collaboration and licensing agreement with Teva for the development and manufacture of two proteins using ProCellEx. Mr. Hurvitz, the Chairman of our Board of Directors, is the Chairman of Teva’s Board of Directors, and Phillip Frost M.D., a former director and a major shareholder of our company, is the Vice Chairman of Teva’s Board of Directors. Pursuant to the agreement, we will collaborate on the research and development of two proteins using ProCellEx. Protalix Ltd. has granted to Teva an exclusive license to commercialize the products developed under the collaboration in return for royalty and milestone payments payable upon the achievement of certain pre-defined goals. Protalix Ltd. will retain certain exclusive manufacturing rights with respect to the active pharmaceutical ingredient of the proteins following the first commercial sale of a licensed product under the agreement and other rights thereafter.

All related party transactions are reviewed and approved by the Audit Committee, as required by the audit committee charter.

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

Independent Directors

We believe a majority of the members of our Board of Directors are independent from management. When making determinations from time to time regarding independence, the Board of Directors will reference the listing standards adopted by the American Stock Exchange as well as the independence standards set forth in the Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated by the SEC under that Act. In particular, our Audit Committee periodically evaluates and reports to the Board of Directors on the independence of each member of the Board. We anticipate our audit committee will analyze whether a director is independent by evaluating, among other factors, the following:

•	Whether the member of the Board of Directors has any material relationship with us, either directly, or as a partner, shareholder or officer of an organization that has a relationship with us;

•	Whether the member of the Board of Directors is a current employee of our company or our subsidiaries or was an employee of our company or our subsidiaries within three years preceding the date of determination;

•	Whether the member of the Board of Directors is, or in the three years preceding the date of determination has been, affiliated with or employed by (i) a present internal or external auditor of our company or any affiliate of such auditor or (ii) any former internal or external auditor of our company or any affiliate of such auditor, which performed services for us within three years preceding the date of determination;

•	Whether the member of the Board of Directors is, or in the three years preceding the date of determination has been, part of an interlocking directorate, in which any of our executive officers serve on the Compensation Committee of another company that concurrently employs the member as an executive officer;

•	Whether the member of the Board of Directors receives any compensation from us, other than fees or compensation for service as a member of the Board of Directors and any committee of the Board of Directors and reimbursement for reasonable expenses incurred in connection with such service and for reasonable educational expenses associated with Board of Directors or committee membership matters;

•	Whether an immediate family member of the member of the Board of Directors is a current executive officer of our company or was an executive officer of our company within three years preceding the date of determination;

•	Whether an immediate family member of the member of the Board of Directors is, or in the three years preceding the date of determination has been, affiliated with or employed in a professional capacity by (i) a present internal or external auditor of ours or any of our affiliates or (ii) any former internal or external auditor of our company or any affiliate of ours which performed services for us within three years preceding the date of determination; and

•	Whether an immediate family member of the member of the Board of Directors is, or in the three years preceding the date of determination has been, part of an interlocking directorate, in which any of our executive officers serve on the Compensation Committee of another company that concurrently employs the immediate family member of the member of the Board of Directors as an executive officer.

The above list is not exhaustive and we anticipate that the Audit Committee will consider all other factors which could assist it in its determination that a director will have no material relationship with us that could compromise that director’s independence.

Under these standards, our Board of Directors has determined that Messrs. Sheratzky and Toussia-Cohen and Ms. Harel Gross are considered ‘‘independent’’ pursuant to the rules of the American Stock Exchange and Section 10A(m)(3) of the Securities Exchange Act of 1934, as amended. In addition, our Board has determined that at least two of these members of the Board of Directors are able to read and understand fundamental financial statements and have substantial business experience that results in their financial sophistication, qualifying them for membership on any audit committee we form. Our Board of Directors has also determined that Messrs. Akirov, Bronfeld, Sheratzky and Toussia-Cohen, Ms. Harel Gross and Dr. Kornberg are ‘‘independent’’ pursuant to the rules of the American Stock Exchange.

Our non-management directors hold formal meetings, separate from management, at least twice per year. We have no formal policy regarding attendance by our directors at annual shareholders meetings, although we encourage such attendance and anticipate most of our directors will attend these meetings. Mr. Hurvitz, Dr. Aviezer, Dr. Shaaltiel, Ms. Harel Gross and Mr. Bar-Shalev attended our 2007 annual meeting of shareholders.

Item 14.    Principal Accountant Fees and Services

The following table sets forth fees billed to us by our independent registered public accounting firm during the fiscal years ended December 31, 2007 and 2006 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements; (ii) services by our independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees; (iii) services rendered in connection with tax compliance, tax advice and tax planning; and (iv) all other fees for services rendered.

	Year ended December 31,
	2007	2006
Audit Fees	$393,000	$456,000
Audit Related Fees	$77,000	$15,000
Tax Fees	$76,000	$22,000
All Other Fees	$70,000	$22,000

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

Prior to entering into the engagement letter with our independent registered accountants, our Audit Committee approved the 2007 audit fees. For fiscal year 2008, our Audit Committee has approved fees for certain services to be rendered by the independent registered accountant.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

The following documents are filed as part of this Annual Report on Form 10-K:

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

3.    Exhibits.

Exhibit Number	Exhibit Description	Method of Filing
3.1	Amended and Restated Articles of Incorporation of the Company	Incorporated by reference to the Company’s Registration Statement on Form S-4 filed on March 26, 1998, SEC File No. 333-48677
3.2	Article of Amendment to Articles of Incorporation dated June 9, 2006	Incorporated by reference to the Company’s Registration Statement on Form 8-A filed on March 9, 2007, SEC File No. 001-33357
3.3	Article of Amendment to Articles of Incorporation dated December 13, 2006	Incorporated by reference to the Company’s Registration Statement on Form 8-A filed on March 9, 2007, SEC File No. 001-33357
3.4	Article of Amendment to Articles of Incorporation dated December 26, 2006	Incorporated by reference to the Company’s Registration Statement on Form 8-A filed on March 9, 2007, SEC File No. 001-33357
3.5	Article of Amendment to Articles of Incorporation dated February 26, 2007	Incorporated by reference to the Company’s Registration Statement on Form 8-A filed on March 9, 2007, SEC File No. 001-33357
3.6	Bylaws of the Company, as amended	Incorporated by reference to the Company’s Registration Statement on Form S-4 filed on March 26, 1998, SEC File No. 333-48677
4.1	Form of Warrant	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 8, 2007

Exhibit Number	Exhibit Description	Method of Filing
10.1	2006 Stock Incentive Plan	Incorporated by reference to the Company’s Annual Report on Form 10-K/A filed on July 13, 2007
10.2	Employment Agreement between Protalix Ltd. and Yoseph Shaaltiel, dated as of September 1, 2004	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 8, 2007
10.3	Employment Agreement between Protalix Ltd. and Einat Almon, dated as of December 19, 2004	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 8, 2007
10.4	Employment Agreement between Protalix Ltd. and David Aviezer, dated as of September 11, 2006	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 8, 2007
10.5	Employment Agreement between Protalix Ltd. and Yossi Maimon, dated as of October 15, 2006	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 8, 2007
10.6†	License Agreement entered into as of April 12, 2005, by and between Icon Genetics AG and Protalix Ltd.	Incorporated by reference to the Company’s Amended Current Report on Form 8-K/A filed on September 20, 2007
10.7†	Research and License Agreement between Yeda Research and Development Company Limited and Protalix Ltd. dated as of March 15, 2006	Incorporated by reference to the Company’s Amended Current Report on Form 8-K/A filed on September 20, 2007
10.8†	Agreement between Teva Pharmaceutical Industries Ltd. and Protalix Ltd., dated September 14, 2006	Incorporated by reference to the Company’s Amended Current Report on Form 8-K/A filed on September 20, 2007
10.9	Lease Agreement between Protalix Ltd. and Angel Science Park (99) Ltd., dated as of October 28, 2003 as amended on April 18, 2005	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 8, 2007
10.10	Merger Agreement and Plan of Reorganization made and entered into as of August 21, 2006, by and among the Company, Protalix Acquisition Co., Ltd. and Protalix Ltd.	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 8, 2007
10.11	Stock Option Award Agreement by and between the Registrant and Phillip Frost, dated as of December 31, 2006	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 30, 2007
10.12	Stock Option Award Agreement by and between the Company and Jane Hsiao, dated as of December 31, 2006	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 30, 2007
10.13	Stock Option Award Agreement grant by and between the Company and Steven Rubin, dated as of December 31, 2006	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 30, 2007

Exhibit Number	Exhibit Description	Method of Filing
10.14	First Amendment to the December 31, 2006 Stock Option Award Agreement by and between the Company and Phillip Frost, effective as of February 28, 2007	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 30, 2007
10.15	First Amendment to the December 31, 2006 Stock Option Award Agreement by and between the Company and Jane Hsiao, effective as of February 28, 2007	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 30, 2007
10.16	First Amendment to the December 31, 2006 Stock Option Award Agreement by and between the Company and Steven Rubin, effective as of February 28, 2007	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 30, 2007
10.17	Employment Agreement between Protalix Ltd. and Iftah Katz, effective as of February 28, 2007	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 30, 2007
10.18	Scientific Advisory Board Agreement, dated May 31, 2007, by and between the Company and Ernest Beutler, M.D.	Incorporated by reference to the Company’s current Report on Form 8-K filed on June 4, 2007
10.19	Scientific Advisory Board Agreement dated August 5, 2007 by and between the Company and Aaron Ciechanover, M.D.	Incorporated by reference to the Company’s current Report on Form 8-K filed on August 6, 2007
10.20†	Research and License Agreement made on August 8, 2007, by and between Yissum Research Development Company of Jerusalem, the Boyce Thompson Institute and Protalix Ltd.	Incorporated by reference to the Company’s Annual Report on Form 10-Q for the quarter ended September 30, 2007 filed on November 14, 2007
10.21	Unprotected Lease Agreement	Filed herewith
21.1	Subsidiaries	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 30, 2007
23.1	Consent of Kesselman & Kesselman, Certified Public Accountant (Isr.), a member of PricewaterhouseCoopers International Limited, independent registered public accounting firm for the Registrant	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

Exhibit Number	Exhibit Description	Method of Filing
32.1	18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Certification of Chief Executive Officer	Filed herewith
32.2	18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Certification of Chief Financial Officer	Filed herewith

†	Portions of this exhibit were omitted and have been filed separately with the Secretary of the Securities and Exchange Commission pursuant to the Registrant’s application requesting confidential treatment under Rule 24b-2 of the Exchange Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of March 17, 2008.

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

Signature	Title	Date

/s/ David Aviezer	President, Chief Executive Officer (Principal Executive Officer) and Director	March 17, 2008

David Aviezer, Ph.D.

/s/ Yossi Maimon	Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)	March 17, 2008

Yossi Maimon

/s/ Yoseph Shaaltiel	Executive VP, Research and Development and Director	March 17, 2008

Yoseph Shaaltiel, Ph.D.

/s/ Eli Hurvitz	Chairman of the Board	March 17, 2008

Eli Hurvitz

/s/ Alfred Akirov	Director	March 17, 2008

Alfred Akirov

/s/ Zeev Bronfeld	Director	March 17, 2008

Zeev Bronfeld

/s/ Yodfat Harel Gross	Director	March 17, 2008

Yodfat Harel Gross

/s/ Eyal Sheratzky	Director	March 17, 2008

Eyal Sheratzky

PROTALIX BIOTHERAPEUTICS, INC.
(a development stage company)
CONSOLIDATED FINANCIAL STATEMENTS

Page
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-2
CONSOLIDATED FINANCIAL STATEMENTS
Balance Sheets as of December 31, 2006, and 2007	F-4
Consolidated Statements of Operations for the years ended December 31, 2005, 2006, and 2007 and for the period from December 27, 1993 (Incorporation), through December 31, 2007	F-5
Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2005, 2006, and 2007, and for the period from December 27, 1993 (Incorporation), through December 31, 2007	F-6
Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2006, and 2007, and for the period from December 27, 1993 (Incorporation), through December 31, 2007	F-7
Notes to Consolidated Financial Statements	F-9

The dollar amounts are stated in U.S. dollars ($)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders of

PROTALIX BIOTHERAPEUTICS, INC.

(A Development stage company)

In our opinion, the consolidated balance sheets and the related statements of operations, changes in shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Protalix BioTherapeutics, Inc. and its subsidiary at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying ‘‘Management Report on Internal Control over Financial Reporting’’ appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the Company’s internal control over financial reporting based on our audits (which was an integrated audit in 2007). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As discussed in note 1L effective January 1, 2006, the company changed its method of accounting for share-based payment to conform with FASB Statement of Financial Accounting Standards No. 123 (revised 2004), ‘‘Share-based Payment’’.

/s/ Kesselman & Kesselman Kesselman & Kesselman
Tel-Aviv, Israel March 14, 2008	Certified Public Accountant (Isr.) A member of PricewaterhouseCoopers International Limited

PROTALIX BIOTHERAPEUTICS, INC.
(a development stage company)
CONSOLIDATED BALANCE SHEETS
(U.S. dollars in thousands, except shares and per share amounts)

	December 31,
	2006	2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$15,378	$61,813
Deposit	7,577
Accounts receivable	1,336	1,354
Total current assets	24,291	63,167
FUNDS IN RESPECT OF EMPLOYEE RIGHTS UPON RETIREMENT	293	464
PROPERTY AND EQUIPMENT, NET	2,404	4,506
Total assets	$26,988	$68,137
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accruals:
Trade	$892	$899
Other	1,376	2,863
Total current liabilities	2,268	3,762
LIABILITY FOR EMPLOYEE RIGHTS UPON RETIREMENT	436	690
Total liabilities	2,704	4,452
COMMITMENTS:
SHAREHOLDERS’ EQUITY:
Common Stock, $0.001 par value:
Authorized – as of December 31, 2006 and 2007 150,000,000 shares; Issued and outstanding – as of December 31, 2006 and 2007 61,781,959 and 75,775,439 shares, respectively	62	76
Additional paid-in capital	44,379	106,602
Warrants	355	—
Deficit accumulated during the development stage	(20,512)	(42,993)
Total shareholders’ equity	24,284	63,685
Total liabilities and shareholders’ equity	$26,988	$68,137

The accompanying notes are an integral part of the consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.
(a development stage company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(U.S. dollars in thousands, except shares and per share amounts)

	Year ended December 31,				Period from December 27, 1993* through December 31, 2007
	2005	2006	2007
REVENUES	$150				$830
COST OF REVENUES	35				206
GROSS PROFIT	115				624
RESEARCH AND DEVELOPMENT EXPENSES	4,708	$6,997		$13,932	31,593
Less – grants	(935)	(1,751)		(1,071)	(6,187)
	3,773	5,246		12,861	25,406
GENERAL AND ADMINISTRATIVE EXPENSES	2,131	4,525		11,706	20,702
OPERATING LOSS	5,789	9,771		24,567	45,484
FINANCIAL INCOME – NET	(43)	(344)		(2,080)	(2,448)
OTHER INCOME				(6)	(6)
NET LOSS BEFORE CHANGE IN
ACCOUNTING PRINCIPLE	5,746	9,427		22,481	43,030
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE		(37)			(37)
NET LOSS FOR THE PERIOD	$5,746	$9,390		$22,481	$42,993
NET LOSS PER SHARE OF COMMON STOCK – BASIC:
Prior to cumulative effect of change in accounting principle	$0.31	$0.32	$$	0.33
Cumulative effect of change in accounting principle	—	**		—
	$0.31	$0.32	$$	0.33
NET LOSS PER SHARE OF COMMON STOCK – DILUTED:
Prior to cumulative effect of change in accounting principle	$0.31	$0.32	$$	0.33
Cumulative effect of change in accounting principle	—	**		—
	$0.31	$0.32	$$	0.33
WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK USED IN COMPUTING LOSS PER SHARE OF COMMON STOCK:
Basic	18,801,527	29,300,987		67,187,329
Diluted	18,801,527	29,300,987		67,187,329

*	Incorporation date, see Note 1a.
**	Represents an amount less than $0.01.

The accompanying notes are an integral part of the consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.
(a development stage company)
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(U.S. dollars in thousands, except share data)

	Common Stock	Convertible preferred shares	Common Stock		Convertible preferred Shares		Warrants	Additional paid-in Capital	Deficit accumulated during development stage	Total
	Number of shares		Amount
As of – December 27, 1993(1)
Changes during the period from December 27, 1993 through December 31, 2004:
Ordinary and convertible preferred A and B shares issued for cash (net of issuance costs of $124)	18,801,527	291,009	19		1		—	6,182	—	6,202
Share-based compensation	—	—	—		—		—	649	—	649
Net Loss	—	—	—		—		—	—	(5,376)	(5,376)
Balance at December 31, 2004	18,801,527	291,009	19		1		—	6,831	(5,376)	1,475
Changes during 2005:
Convertible preferred B and C shares and warrants issued for cash (net of issuance costs of $192)	—	107,218	—			*	1,027	7,452	—	8,479
Share-based compensation	—	—	—		—		—	1,887	—	1,887
Net Loss	—	—	—		—		—	—	(5,746)	(5,746)
Balance at December 31, 2005	18,801,527	398,227	19		1		1,027	16,170	(11,122)	6,095
Changes during 2006:
Common Stock and warrants issued for cash (net of issuance costs of $236) (see Note 5c)	10,054,600	—	10		—		355	14,522	—	14,887
Merger with a wholly owned subsidiary of Orthodontix, Inc. (net of issuance cost of $642)(2)	583,280	—	1		—		—	240	—	241
Exercise of options granted to employees and non – employees	2,670,403	847	3		—		—	394	—	397
Share-based compensation	—	—	—		—		—	3,421	—	3,421
Conversion of convertible preferred shares into Common Stock (see Note 5a)(3)	24,375,870	(399,074)	24		(1)		—	(23)	—	—
Change in accounting principle	—	—	—		—		—	(37)	37	—
Expiration of warrants(4)	—	—	—		—		(34)	34	—	—
Exercise of warrants(5)	5,296,279	—	5		—		(993)	9,658	—	8,670
Net Loss	—	—	—		—		—	—	(9,427)	(9,427)
Balance at December 31, 2006	61,781,959	—	62		—		355	44,379	(20,512)	24,284
Changes during 2007:
Common Stock issued for cash (net of issuance costs of $4,310) (see Note 5e)	10,000,000	—	10		—		—	45,680	—	45,690
Share-based compensation	—	—	—		—		—	10,834	—	10,834
Exercise of options granted to employees	110,064	—		*	—		—	14	—	14
Exercise of warrants	3,875,416	—	4		—		(355)	5,684	—	5,333
Restricted Common Stock issued for future services(6)	8,000	—		*	—		—	11	—	11
Net Loss	—	—	—		—		—	—	(22,481)	(22,481)
Balance at December 31, 2007	75,775,439	—	76		—		—	106,602	(42,993)	63,685

(1)	Incorporation date, see Note 1a.
(2)	Upon the Merger consummated in December 2006, which has been accounted for as a reverse acquisition, the holders of capital stock of the Company prior to the Merger retained 583,086 shares of Common Stock. See Note 5b.
(3)	Conversion of 399,074 convertible preferred shares prior to the Merger, and exchange of resulting 399,074 shares for Common Stock at an exchange rate of approximately 61.08 for 1. See Note 5b.
(4)	Expiration of 2,977 warrants (without giving effect to the exchange) immediately prior to the Merger.
(5)	Exercise of warrants prior to the Merger, and exchange of resulting 86,709 shares for Common Stock at an exchange rate of approximately 61.08 for 1. See Note 5d.
(6)	The Company issued a total of 8,000 shares of restricted Common Stock in respect of services to be provided by a member of the Company’s Scientific Advisory Board. See Note 5f.
*	Represents an amount less than $1.

The accompanying notes are an integral part of the consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.
(a development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in thousands)

	Year ended December 31,			Period from December 27, 1993* through December 31, 2007
	2005	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(5,746)	$(9,390)	$(22,481)	$(42,993)
Adjustments required to reconcile net loss to net cash used in operating activities:	—	—	—	—
Cumulative effect of change in accounting principle	—	(37)	—	(37)
Share based compensation	1,887	3,421	10,845	16,781
Depreciation and impairment of fixed assets	311	502	759	1,939
Financial income net (mainly exchange differences)	(28)	—	(806)	(806)
Changes in accrued liability for employee rights upon retirement	79	151	254	690
Gain on amounts funded in respect of employee rights upon retirement	(4)	(7)	(57)	(104)
Gain on sale of fixed assets	—	—	(6)	(6)
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	412	(1,031)	140	(1,145)
Increase (decrease) in accounts payable and accruals	(117)	1,300	903	3,007
Net cash used in operating activities	$(3,206)	$(5,091)	$(10,449)	$(22,674)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	$(844)	$(842)	$(2,335)	$(5,822)
Investment grant received in respect of fixed assets	—	—	—	38
Investment in restricted cash deposit	—	(47)	—	(47)
Proceeds from sale of property and equipment	—	—	11	11
Amounts funded in respect of employee rights upon retirement	(83)	(108)	(128)	(531)
Amounts paid in respect of employee rights upon retirement	24	17	14	171
Net cash used in investing activities	$(903)	$(980)	$(2,438)	$(6,180)
CASH FLOWS FROM FINANCING ACTIVITIES:
Loan and convertible bridge loan received	—	—	—	$2,145
Repayment of loan	$(1,000)	—	—	(1,000)
Issuance of shares and warrants, net of issuance cost	8,373	$14,877	$45,746	74,115
Exercise of options and warrants	—	1,490	12,924	14,414
Merger with a wholly owned subsidiary of the company, net of issuance cost	—	341	(104)	237
Net cash provided by financing activities	$7,373	$16,708	$58,566	$89,911
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	756	756
NET INCREASE IN CASH AND CASH EQUIVALENTS	3,264	10,637	46,435	61,813
BALANCE OF CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,477	4,741	15,378	—
BALANCE OF CASH AND CASH
EQUIVALENTS AT END OF PERIOD	$4,741	$15,378	$61,813	$61,813
SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$65	**	—	$80

	Year ended December 31,			Period from December 27, 1993* through December 31, 2007
	2005	2006	2007
SUPPLEMENTARY INFORMATION ON INVESTING AND FINANCING ACTIVITIES NOT INVOLVING CASH FLOWS:
Conversion of convertible bridge loan into shares				$1,145
Purchase of property and equipment	$106	$135	$666	$666
Issuance cost not yet paid and accruals – other	$15	$5	$61	$61
Exercise of warrants (see Note 5d)		$7,577
Issuance cost paid by a grant of options				$21
Consultants’ and director credit balance converted into shares				$80
Merger with a wholly owned subsidiary of Orthodontix, Inc:
Prepaid expenses		$4
Issuance cost setoff against accounts payable		$104

*	Incorporation date, see Note 1a.
**	Represents an amount less than $1.

The accompanying notes are an integral part of the consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands)

NOTE 1 — SIGNIFICANT ACCOUNTING POLICIES

a.	General

1.	Operation

Protalix BioTherapeutics, Inc. (the ‘‘Company’’) and its wholly-owned subsidiary, Protalix Ltd. (the ‘‘Subsidiary’’ or ‘‘Protalix Ltd.’’), are biopharmaceutical companies focused on the development and commercialization of recombinant therapeutic proteins based on the Company’s proprietary ProCellExtm protein expression system (‘‘ProCellEx’’). The Company’s lead product development candidate is prGCD for the treatment of Gaucher disease, which the Company is developing using its ProCellEx protein expression system. The Company is currently enrolling and treating patients in a phase III clinical trial of prGCD.

During the period from 2003 to 2005, Protalix Ltd. was a party to a research and development services contract with a pharmaceutical company pursuant to which the Company agreed to provide certain research and development services. The Company earned total revenues of $830 throughout the duration of the contract in consideration for the performance of such services. The contract expired in the first quarter of 2005, and, since that time, the Company has not focused efforts on providing any further research and development services for third parties.

The Company has been in the development stage since its inception (see 2 below). Successful completion of the Company’s development program and its transition to normal operations is dependent upon obtaining necessary regulatory approvals from the United States Food and Drug Administration (‘‘FDA’’) prior to selling its products within the United States, and foreign regulatory approvals must be obtained to sell its products internationally. There can be no assurance that the Company’s products will receive regulatory approvals, and a substantial amount of time may pass before the Company achieves a level of sales adequate to support the Company’s operations, if at all. The Company will also incur substantial expenditures in connection with the regulatory approval process and it might need to raise additional capital during the developmental period. Obtaining marketing approval will be directly dependent on the Company’s ability to implement the necessary regulatory steps required to obtain marketing approval in the United States and other countries and the success of the Company’s clinical trials. The Company cannot predict the outcome of these activities.

2.	The Merger

On December 31, 2006, the Company (formerly Orthodontix, Inc.) consummated the acquisition of Protalix Ltd., a privately-held Israeli biotechnology company incorporated on December 27, 1993, by the merger (the ‘‘Merger’’) of its wholly owned subsidiary, Protalix Acquisition Co., Ltd., with Protalix Ltd. At and as of the Merger, the former shareholders of Protalix Ltd. received a number of shares of Common Stock equal to more than 99% of the outstanding shares of Common Stock. As a result, Protalix Ltd. is now the Company’s wholly-owned subsidiary. As of that date, for accounting purposes, the Merger was accounted for as a recapitalization of Protalix Ltd. Accordingly, the historical financial statements of the Company reflect the historical operations and financial statements of the Subsidiary before the Merger. See Note 5 for a more detailed discussion of the Merger.

All share and per share data provided in these notes to the financial statements has been retroactively restated to reflect the conversion ratio related to the exchange of shares in

PROTALIX BIOTHERAPEUTICS, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands)

NOTE 1 — SIGNIFICANT ACCOUNTING POLICIES (Continued):

the Merger (and giving effect to the one-for-ten reverse stock split), unless otherwise stated herein. All convertible preferred share data is provided on a pre-exchange basis as all of the preferred shares were converted prior to the Merger. See Note 5b.

The Company currently does not have sufficient resources to complete the commercialization of any of its proposed products. Based on its current cash resources and commitments, the Company believes it will be able to maintain its current planned development activities and the corresponding level of expenditures for at least the next 24 months, although no assurance can be given that it will not need additional cash prior to such time. If there are unexpected increases in general and administrative expenses and research and development expenses, the Company may need to seek additional financing during the next 24 months.

b.	Basis of presentation

The Company’s financial statements have been prepared in accordance with generally accepted accounting principles in the United States (‘‘U.S. GAAP’’) and Statement of Financial Accounting Standards (‘‘SFAS’’) No. 7, ‘‘Accounting and Reporting by Development Stage Enterprises’’. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

c.	Functional currency

The dollar is the currency of the primary economic environment in which the operations of the Company and the Subsidiary are conducted. The Company is currently in the development stage with no significant source of revenues; therefore, the Company considered the currency of the primary economic environment to be the currency in which the Company expends cash. Most of the Company’s expenses and capital expenditures are incurred in dollars, and the major source of the Company’s financing has been provided in dollars.

Transactions and balances originally denominated in dollars are presented at their original amounts. Balances in non-dollar currencies are translated into dollars using historical and current exchange rates for non-monetary and monetary balances, respectively. For non-dollar transactions and other items (stated below) reflected in the statements of income, the following exchange rates are used: (i) for transactions — exchange rates at transaction dates or average rates; and (ii) for other items (derived from non-monetary balance sheet items such as depreciation and amortization, changes in inventories, etc.) — historical exchange rates. Currency transaction gains or losses are carried to financial income or expenses, as appropriate.

d.	Cash equivalents

The Company considers all short-term, highly liquid investments, which include short-term bank deposits with original maturities of three months or less from the date of purchase, that are not restricted as to withdrawal or use and are readily convertible to known amounts of cash, to be cash equivalents.

e.	Property and equipment

1.	Property and equipment are stated at cost, net of accumulated depreciation and amortization.

PROTALIX BIOTHERAPEUTICS, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands)

NOTE 1 — SIGNIFICANT ACCOUNTING POLICIES (Continued):

2.	The Company’s assets are depreciated by the straight-line method on the basis of their estimated useful lives as follows:

years
Laboratory equipment	5
Furniture	10-15
Computer equipment	3

Leasehold improvements are amortized by the straight-line method over the lease term, which is generally shorter than the estimated useful life of the improvements.

f.	Impairment in value of long-lived assets:

The Company tests long-lived assets, including definite life intangible assets, for impairment, in the event an indication of impairment exists. If the sum of expected future cash flows (undiscounted and without interest charges) of these assets is less than the carrying amount of such assets, an impairment loss would be recognized, and the assets would be written down to their estimated fair values, calculated based on expected future discounted cash flows. See also Note 2c.

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

Paragraph 9(f) of SFAS 109, ‘‘Accounting for Income Taxes,’’ prohibits the recognition of deferred tax liabilities or assets that arise from differences between the financial reporting and tax bases of assets and liabilities that are measured from the local currency into dollars using historical exchange rates, and that result from changes in exchange rates or indexing for tax purposes. Consequently, the above mentioned differences with respect to the Subsidiary were not reflected in the computation of deferred tax assets and liabilities.

h.	Revenue Recognition

Revenue generated from research and development services are recognized upon performance of such services and when persuasive evidence of an arrangement exists, the price is fixed or determinable and collection is reasonably assured.

i.	Research and development costs

Research and development costs are expensed as incurred and consist primarily of personnel, facilities, equipment and supplies for research and development activities. Grants received from the Office of the Chief Scientist of the Ministry of Industry and Trade of Israel (the ‘‘OCS’’) and other research foundations are recognized when the grant becomes receivable, provided there is reasonable assurance that the Company or its Subsidiary will comply with

PROTALIX BIOTHERAPEUTICS, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands)

NOTE 1 — SIGNIFICANT ACCOUNTING POLICIES (Continued):

the conditions attached to the grant and there is reasonable assurance the grant will be received. The grant is deducted from the related research and development expenses as the costs are incurred. See also Note 4(a).

In connection with purchases of assets, amounts assigned to intangible assets to be used in a particular research and development project that have not reached technological feasibility and have no alternative future use are charged to research and development costs at the purchase date.

j.	Comprehensive loss

The Company has no other comprehensive loss components other than net loss for the reported periods.

k.	Concentration of credit risks

Financial instruments that subject the Company to credit risk consist primarily of cash and cash equivalents and deposits, which are deposited in major financial institutions. The Company is of the opinion that the credit risk in respect of these balances is remote.

l.	Share-based compensation

Prior to January 1, 2006, the Company accounted for employees’ share-based payment under the intrinsic value model in accordance with Accounting Principles Board Opinion No. 25 — ‘‘Accounting for Stock Issued to Employees’’ (‘‘APB 25’’) and related interpretations. The Company disclosed pro forma information assuming the Company had accounted for employees’ share-based payments using the fair value-based method, as required.

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), ‘‘Share-based Payment’’ (‘‘SFAS 123(R)’’). SFAS 123(R) requires awards classified as equity awards be accounted for using the grant-date fair value method. The fair value of share-based payment transactions is recognized as an expense over the requisite service period, net of estimated forfeitures. The Company estimated forfeitures based on historical experience and anticipated future conditions.

The Company elected to recognize compensation cost for an award with only service conditions that has a graded vesting schedule using the accelerated method based on the multiple-option award approach.

The Company elected to adopt the modified prospective transition method, permitted by SFAS 123(R). Under this transition method, SFAS 123(R) has been implemented from the first quarter of 2006 with no restatement of prior periods. The valuation provisions of SFAS 123(R) apply to new awards and to awards modified, repurchased or cancelled after January 1, 2006. In addition, the Company recognizes compensation cost for the portion of awards outstanding as of January 1, 2006, for which the requisite service has not been rendered, over the remaining service period using the grant-date fair value of those awards as calculated for pro forma disclosure purposes under SFAS 123.

PROTALIX BIOTHERAPEUTICS, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands)

NOTE 1 — SIGNIFICANT ACCOUNTING POLICIES (Continued):

The adoption of SFAS 123(R) resulted in a cumulative benefit from an accounting change of $37, which reflects the net cumulative impact of estimating future forfeitures in the determination of expense over reporting periods, rather than recording forfeitures when they occur, as previously permitted under APB 25.

The fair value of stock options granted in 2007 was determined using the Black-Scholes options-pricing model, which is consistent with the valuation techniques previously utilized by the Company for options in footnote disclosures required under SFAS 123, as amended by SFAS No. 148, ‘‘Accounting for Stock-Based Compensation — Transition and Disclosure.’’ Such value is recognized as an expense over the service period, net of estimated forfeitures, using the graded vesting method under SFAS 123(R).

The following table illustrates the pro forma effect on net loss and net loss per share of the Company’s common stock, par value $.001 per share (the ‘‘Common Stock’’) assuming the Company had applied the fair value recognition provisions of SFAS 123(R) to its share-based employee compensation:

	Year ended December 31, 2005	Period from December 27, 1993 through December 31, 2005
	(Dollars in thousands, except per share data)
Net loss as reported	$(5,746)	$(11,122)
Add: share-based employee compensation expense included in the reported net loss using the intrinsic value method outlined in APB 25	509	732
Deduct: share-based employee compensation expense determined under fair value method	(539)	(788)
Pro forma net loss	$(5,776)	$(11,178)
Net loss per share of Common Stock:
Basic – as reported	$(0.31)
Basic – pro forma	$(0.31)
Diluted – as reported	$(0.31)
Diluted – pro forma	$(0.31)

When stock options are granted as consideration for services provided by consultants and other non-employees, the transaction is accounted for based on the fair value of the consideration received or the fair value of the stock options issued, whichever is more reliably measurable, pursuant to the guidance in Emerging Issues Task Force (‘‘EITF’’) 96-18, ‘‘Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services’’. The fair value of the options granted is revalued over the related service period and is recognized over the related service period using the straight-line method.

m.	Net Loss per share

Basic and diluted loss per share (‘‘LPS’’) are computed by dividing net loss by the weighted average number of shares of Common Stock outstanding for each period.

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
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands)

NOTE 1 — SIGNIFICANT ACCOUNTING POLICIES (Continued):

Convertible preferred shares, shares of restricted Common Stock and the shares of Common Stock underlying outstanding options and warrants of the Company, were not included in the computation of diluted LPS because the effect would be anti-dilutive.

The total weighted average number of shares of Common Stock underlying the convertible preferred shares (on a pre-exchange basis), which have been excluded from the calculations of diluted LPS, were 338,045, 278,805 and 0 for the years 2005, 2006 and 2007, respectively.

Diluted LPS does not include options, restricted shares of Common Stock and warrants of the Company in the amount of 9,383,978, 14,403,386 and 11,959,795 shares of Common Stock for the years 2005, 2006 and 2007, respectively (of which 3,846,068, 9,957,800 and 0 shares of Common Stock, respectively, are included on a post-exchange basis).

n.	Uncertainty in income taxes

As of January 1, 2007, the Company adopted FASB Interpretation No. 48, ‘‘Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109’’ (‘‘FIN 48’’). FIN 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured and derecognized in financial statements; requires certain disclosures of uncertain tax positions; specifies how reserves for uncertain tax positions should be classified on the balance sheet; and provides transition and interim-period guidance, among other provisions. On May 2, 2007, the FASB issued FASB Staff Position No. FIN 48-1, ‘‘Definition of Settlement in FASB Interpretation No. 48-1’’ (‘‘FSP FIN 48-1’’). FSP FIN 48-1 provides guidance regarding how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The Company adopted FSP FIN 48-1 as of January 1, 2007. The adoption of FIN 48 did not result in any adjustment to the Company’s financial statements.

o.	Newly issued Accounting Pronouncements

1.	In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, ‘‘Fair Value Measurements’’ (‘‘SFAS 157’’). SFAS 157 defines fair value, establishes a framework, provides guidance regarding the methods to be used for measuring fair value and expands the required disclosure regarding fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years (January 1, 2008, for the Company). In February 2008, the FASB deferred the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company does not expect the adoption of SFAS 157 to have a material impact on its results of operations and financial position.

2.	In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, ‘‘The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115’’ (‘‘SFAS 159’’). SFAS 159 is expected to expand the use of fair value accounting but does not affect existing standards that require certain assets or liabilities to be carried at fair value. The objective of SFAS 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.

PROTALIX BIOTHERAPEUTICS, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands)

NOTE 1 — SIGNIFICANT ACCOUNTING POLICIES (Continued):

Under SFAS 159, a company may choose, at its initial application or at other specified election dates, to measure eligible items at fair value and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years (January 1, 2008, for the Company). If the Company elects the fair value option for its existing assets and liabilities, the effect, as of the adoption date, shall be reported as a cumulative-effect adjustment to the opening balance of retained earnings. The Company does not expect to elect the fair value option to its existing assets and liabilities and thus the adoption of SFAS 159 is not expected to have a material impact on the Company’s financial position.

3.	In June 2007, the EITF issued Issue No. 07-03, ‘‘Accounting for Nonrefundable Advance Payments for Goods or Services Received to be used in Future Research and Development Activities’’ (‘‘EITF No. 07-03’’). EITF No. 07-03 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and amortized over the period that the goods are delivered or the related services are performed, subject to an assessment of recoverability. The provisions of EITF 07-03 will be effective for financial statements issued for fiscal years beginning after December 15, 2007, and interim periods within those fiscal years (January 1, 2008, for the Company). The provisions of EITF No. 07-03 are applicable for new contracts entered into on or after the effective date. Earlier application is not permitted. The Company is currently assessing the impact that EITF 07-03 may have on its results of operations and financial position.

4.	In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), ‘‘Business Combinations’’ (‘‘SFAS 141(R)’’). SFAS 141(R) changes the accounting for business combinations, including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance and income tax uncertainties. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early application is prohibited. The Company will be required to adopt SFAS 141(R) on January 1, 2009.

5.	In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, ‘‘Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51’’ (‘‘SFAS 160’’).

SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Ownership interests in subsidiaries held by parties other than its parent company are required to be presented in the consolidated statement of financial position within equity, but separate from the parent company’s equity. SFAS 160 requires that changes in a parent company’s ownership interest while the parent company retains its controlling financial interest in its subsidiary should be accounted for in a manner similar to the accounting treatment of equity transactions. When a subsidiary is deconsolidated, any

PROTALIX BIOTHERAPEUTICS, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands)

NOTE 1 — SIGNIFICANT ACCOUNTING POLICIES (Continued):

retained noncontrolling equity investment in the former subsidiary should be initially measured at fair value, with any gain or loss recognized in earnings.

SFAS 160 requires consolidated net income to be reported in amounts that include the amounts attributable to both the parent company and the noncontrolling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to both parent companies and the noncontrolling interests.

SFAS 160 is effective for fiscal years (including interim periods within those fiscal years) beginning on or after December 15, 2008. Earlier adoption is prohibited. SFAS 160 is required to be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirement which shall be applied retrospectively for all periods presented. The Company is required to adopt SFAS 160 as of January 1, 2009. The Company is currently assessing the impact that SFAS 160 may have on its results of operations and financial position.

6.	In December 2007, the FASB ratified EITF Issue No. 07-01, ‘‘Accounting for Collaborative Arrangements’’ (‘‘EITF 07-01’’). EITF 07-01 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. EITF 07-01 also establishes the appropriate income statement presentation and classification for joint operating activities and payments between participants, as well as the sufficiency of the disclosures related to these arrangements. EITF 07-01 is effective for fiscal years beginning after December 15, 2008 (January 1, 2009, for the Company). Companies are required to apply EITF 07-01 using a modified version of retrospective transition for those arrangements in place at the effective date. In addition, companies are required to report the effects of the application of EITF 07-01 as a change in accounting principle through retrospective application to all prior periods presented for all arrangements existing as of the effective date, unless it is impracticable to apply the effects of the change retrospectively. The Company is currently assessing the impact that EITF 07-01 may have on its results of operations and financial position.

p.	Reclassifications

Certain figures in respect of prior years have been reclassified to conform with the current year presentation.

PROTALIX BIOTHERAPEUTICS, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands)

NOTE 2 — PROPERTY AND EQUIPMENT

a.	Composition of property and equipment grouped by major classifications, and changes, is as follows:

	December 31,
	2006	2007
Laboratory equipment	$1,535	$3,580
Furniture and computer equipment	224	462
Leasehold improvements	1,540	2,021
Equipment under construction	82	63
	$3,381	$6,126
Less – accumulated depreciation and amortization	(977)	(1,620)
	$2,404	$4,506

b.	Depreciation and amortization in respect of property and equipment totaled $311, $435 and $692 for the years ended December 31, 2005, 2006 and 2007, respectively.

c.	During the years ended December 31, 2006 and 2007, the Company tested the carrying value of certain long lived assets as the Company decided to dispose of such assets. As a result, the Company recorded a total impairment of $67 and $67, respectively, which are included among research and development expenses. See also Note 7c. The impaired long lived assets were mainly laboratory equipment.

NOTE 3 — LIABILITY FOR EMPLOYEE RIGHTS UPON RETIREMENT

The Subsidiary is required to make a severance payment upon dismissal of an employee or upon termination of employment in certain circumstances. The Company’s severance pay liability to its employees (based upon length of service and the latest monthly salary — one month’s salary for each year employed) is reflected by a balance sheet accrual under ‘‘Liability for employee rights upon retirement’’. The liability is recorded as if it were payable at each balance sheet date on an undiscounted basis.

The liability is funded in part by the purchase of insurance policies or pension funds and by the deposit of funds in dedicated deposits. The amounts funded are included in the balance sheets under ‘‘Funds in respect of employee rights upon retirement’’. The policies are the Company’s assets. However, under labor agreements and subject to certain limitations, the policies may be transferred to the ownership of the individual employees for whose benefit the funds were deposited. In the years ended December 31, 2005, 2006 and 2007, the Company deposited with the insurance companies $83, $108 and $128, respectively, in connection with its severance payment obligations.

In accordance with the Company’s current employment agreements with certain employees, the Company makes regular deposits with certain insurance companies for accounts controlled by each applicable employee in order to secure the employee’s rights upon retirement. The Company is fully relieved from any severance pay liability with respect to each such employee after it makes the payments on behalf of the employee. The liability accrued in respect of these employees and the amounts funded, as of the respective agreement dates, are not reflected in the balance sheets, as the amounts funded are not under the control and management of the Company and the pension on severance pay risks have been irrevocably transferred to the applicable insurance companies (the ‘‘Contribution Plans’’).

PROTALIX BIOTHERAPEUTICS, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands)

NOTE 3 — LIABILITY FOR EMPLOYEE RIGHTS UPON RETIREMENT (Continued):

The Company accounts for the severance pay obligations as contemplated by EITF 88-1 ‘‘Determination of Vested Benefit Obligation for a Defined Benefit Pension Plan’’ and, accordingly, records the obligations on an undiscounted basis as if they were payable at each balance sheet date.

The amounts of severance pay expenses were $104, $189 and $365 for the years ended December 31, 2005, 2006 and 2007, respectively, of which $0, $19 and $140 in the years ended December 31, 2005, 2006 and 2007, respectively, were in respect of a Contribution Plan. Gain on employee severance pay in respect of employee severance obligations totaled $4, $7 and $57 for the years ended December 31, 2005, 2006 and 2007, respectively.

The Company expects to contribute approximately $348 in 2008 to insurance companies in connection with its severance liabilities for its 2008 operations, $213 of which will be contributed to one or more Contribution Plans.

During the 10-year period following December 31, 2007, the Company expects to pay future benefits to two employees upon their normal retirement age, which is anticipated to amount to $54 and $22 during the years 2010 and 2012, respectively. These amounts were determined based on each such employee’s current salary rates and the number of years of employment that will be accumulated upon the retirement date of each such employee. This expectation does not include additional amounts that might be paid to employees that will cease working for the Company before their normal retirement age.

NOTE 4 — COMMITMENTS

a.	Royalty commitments

1.	The Company is obligated to pay royalties to the OCS on proceeds from the sale of products developed from research and development activities that were funded, partially, by grants from the OCS. At the time the grants were received, successful development of the related projects was not assured.

In the case of failure of a project that was partly financed as described above, the Company is not obligated to pay any such royalties or repay funding received from the OCS.

Under the terms of the funding arrangements with the OCS, royalties of 3% to 6% are payable on the sale of products developed from projects funded by the OCS, which payments shall not exceed, in the aggregate, 100% of the amount of the grant received (dollar linked) since January 1, 2001, with the addition of an annual interest rate based on LIBOR. In addition, if the Company receives approval to manufacture the products developed with government grants outside the State of Israel, it will be required to pay an increased total amount of royalties (possibly up to 300% of the grant amounts plus interest), depending on the manufacturing volume that is performed outside the State of Israel, and, possibly, an increased royalty rate.

At December 31, 2007, the maximum royalty amount payable by the Company under these funding arrangements is approximately $5,446 (without interest, assuming 100% of the funds are payable). However, as of December 31, 2007, the Company has not earned any revenues from the sale of products and no royalty payments have accrued.

2.	The Company is obligated under several research and license agreements to pay royalties at varying rates from its future revenues and obligated to pay milestone payments under certain research and license agreements.

PROTALIX BIOTHERAPEUTICS, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands)

NOTE 4 — COMMITMENTS (Continued):

b.	The Company has entered into sub-contracting agreements with several clinical providers in Israel, the United States and certain other countries in connection with its primary product development process. As of December 31, 2007, total commitments under said agreements amounted to approximately $1,724.

c.	The Company is a party to a number of lease agreements for its facilities, the latest of which expires in 2010. (See Note 9a for an additional lease agreement signed subsequent to December 31, 2007). The Company has the option to extend certain of such agreements for one additional five-year period. Under those leases, the total monthly rental payments are approximately $13. During the year ended December 31, 2006, the Company provided a bank guarantee equal to six months rent to secure the fulfillment of its obligations under the lease agreements. The future minimum lease payments required in each of the next five years under the operating leases for such premises are approximately as follows: 2008 — $144, 2009 — $108, 2010 — $38, 2011- $0, and 2012-$0. Lease expenses totaled $101, $109 and $197 for the years ended December 31, 2005, 2006 and 2007, respectively.

d.	In July 2004, the Company entered into several three-year lease and maintenance agreements for vehicles which are regularly amended as new vehicles are leased. The current monthly lease fees aggregate approximately $15. The expected lease payments for the years ending December 31, 2008, 2009 and 2010 are $185, $162 and $63, respectively.

e.	On September 14, 2006, the Subsidiary entered into a collaboration and licensing agreement with Teva Pharmaceutical Industries Ltd. (‘‘Teva’’) for the development and manufacture of two proteins using ProCellEx. Mr. Hurvitz, the Chairman of the Company’s Board of Directors, is the Chairman of Teva’s Board of Directors, and Phillip Frost M.D., a former director and a major shareholder of the Company, is the Vice Chairman of Teva’s Board of Directors. Pursuant to the agreement, the Company will collaborate on the research and development of two proteins using ProCellEx. The Subsidiary has granted to Teva an exclusive license to commercialize the products developed under the collaboration in return for royalty and milestone payments payable upon the achievement of certain pre-defined goals. The Subsidiary will retain certain exclusive manufacturing rights with respect to the active pharmaceutical ingredient of the proteins following the first commercial sale of a licensed product under the agreement and other rights thereafter.

f.	On August 8, 2007, the Subsidiary signed an agreement with the Yissum Research and Development Company, the technology transfer arm of the Hebrew University of Jerusalem, Israel, and the Boyce Thompson Institute for Plant Research, at Cornell University, Ithaca, New York, to develop a proprietary plant cell-based acetylcholinesterase (AChE) and its molecular variants for the use in several therapeutic and prophylactic indications, including a biodefense program and organophosphate-based pesticide treatment. Pursuant to the agreement, the Company has received an exclusive worldwide right and license to certain technology, including patents and additional patent applications relating to AChE (the ‘‘Licensed Technology’’), for all therapeutic and prophylactic indications. In consideration for the license, the Company is required to make certain milestone payments upon its achievement of clinical milestones and royalties from sales derived from any drugs developed by it with the Licensed Technology.

PROTALIX BIOTHERAPEUTICS, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands)

NOTE 5 — SHARE CAPITAL

a.	Rights of the Company’s stock

1.	Common Stock

Each share of Common Stock is entitled to one vote. The holders of shares of Common Stock are also entitled to receive dividends whenever funds are legally available, when and if declared by the Board of Directors. Since its inception, the Company has not declared any dividends.

2.	Preferred Shares

The preferred shares were authorized in the Company’s Restated Articles of Incorporation on April 16, 1998. The rights and privileges of the preferred stock may be established by the Company’s Board of Directors. The directors have not designated any class of preferred stock and no shares of preferred stock have ever been issued.

3.	Convertible Preferred Shares

The convertible preferred shares were issued by the Subsidiary. As of September 11, 2006, all of the convertible preferred shareholders converted their preferred shares into ordinary shares of the Subsidiary on a 1:1 basis, thereby waiving any and all rights and privileges associated with the convertible preferred shares. In addition, as of that date, all outstanding warrants and options to purchase convertible preferred shares of Protalix Ltd. are exercisable or convertible into ordinary shares of the Subsidiary. All such ordinary shares were exchanged for shares of Common Stock in connection with the Merger.

b.	The Merger

On August 21, 2006, the Company and its wholly-owned subsidiary, Protalix Acquisition Co., Ltd., entered into a Merger Agreement and Plan of Reorganization with Protalix Ltd. which was amended on October 31, 2006, and November 28, 2006 (the ‘‘Merger Agreement’’). In accordance with the Merger Agreement, all of the outstanding shares of Protalix Ltd., a privately-held Israeli biotechnology company, were exchanged for shares of Common Stock. As a result, Protalix Ltd. is now the company’s wholly-owned subsidiary and the former shareholders of Protalix acquired, at and as of the Closing of the Merger, in excess of 99% of the Company’s outstanding shares of Common Stock. All figures in this Note 5 are in U.S. dollars except share and per share amounts.

At the closing of the Merger, the former shareholders of Protalix Ltd. (except the investors referenced in Note 5c) received shares of Common Stock in exchange for all of their shares of Protalix Ltd. in a proportion equal to approximately 61 shares of Common Stock for each ordinary share of Protalix Ltd. Immediately prior to the consummation of the Merger, the Company effected a 1-for-10 reverse split of the Common Stock. As a result, at the closing of the Merger, the Company issued an aggregate of 61,198,679 shares of Common Stock to the former shareholders of Protalix Ltd., 12,243,130 of which, or approximately 15.82% of the outstanding shares of Common Stock on a fully diluted basis at the closing of the Merger, were issued to a trust controlled by Dr. Frost, Glenn L. Halpryn, a former director of the Company and certain other recent investors in Protalix Ltd. See Note 5c.

PROTALIX BIOTHERAPEUTICS, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands)

NOTE 5 — SHARE CAPITAL (Continued):

Pursuant to the Merger Agreement, all of the outstanding options and warrants of Protalix Ltd. at the Closing Date (except the warrants granted to the investors referenced in Note 5d) were exchanged for options and warrants of the Company. In connection with the exchange, the Company issued options and warrants to purchase 9,004,000 shares of Common Stock. The exercise prices of such options and warrants have been adjusted to reflect the conversion ratio of the Merger.

The exchange of the outstanding options to employees and service providers has been treated as a modification of award. Modifications to the terms of an award are treated as an exchange of the original award for a new award, and result in no additional compensation costs.

For accounting purposes, the Merger was treated as a recapitalization of the Company (except with respect to the above mentioned warrants granted to the investors). Accordingly, the historical financial statements of the Company reflect the historical financial statements of Protalix Ltd. All share and per share data set forth in this Note 5 has been retroactively restated to reflect the implicit conversion ratio related to the exchange of ordinary shares of Protalix Ltd. for shares of Common Stock in the Merger.

c.	In August 2006, the Company entered into a share purchase agreement with third-party investors, pursuant to which the investors purchased 10,637,686 shares of Common Stock in the aggregate. Such shares, when added to the number of outstanding shares of the Company prior to the Merger, represented 15% of the outstanding capital stock of the Company, calculated on a fully-diluted basis, immediately after the closing of the Merger. The investors paid an amount in cash equal to $14,764 (net of issuance costs of $236) in September 2006 and an additional $123 in December 2006, immediately prior to the closing of the Merger. The amounts paid by such investors, when added to the net assets of the Company (equal to $877 as of the closing of the Merger), were $16,000 (net of issuance costs).

In addition, the Company issued to the same investors warrants to purchase additional shares of Common Stock, at an exercise price equal to $1.37 per share. The Company estimated the fair value of the warrants using the Black-Scholes option-pricing model to be $355. The fair value of the warrants was based on the following assumptions: dividend yield of 0% for all years; expected volatility of 37%; risk-free interest rates of 5%; and expected life of 0.25 years. For accounting purposes, the proceeds from the sale of the Common Stock were allocated to the Common Stock and warrants on a pro rata basis, based on the relative fair values of the Common Stock and the warrants. The portion of the proceeds allocated to the warrants has been reflected as warrants. At the closing of the Merger, the warrants issued were convertible into 3,875,416 shares of Common Stock. On January 31, 2007, such warrants were exercised for 3,875,416 shares of Common Stock with an aggregate exercise price equal to $5,333.

d.	Immediately prior to the closing of the Merger, outstanding warrants to acquire ordinary shares of Protalix Ltd. were exercised for 5,296,279 shares of Common Stock on a post-Merger basis. The aggregate exercise price for the warrants was $8,670 in cash, $7,577 of which was held in trust for the Company and is shown as a deposit in the balance sheets. The funds in trust were released to the Company on January 3, 2007. See Note 7e.

e.	In October 2007, the Company issued and sold 10,000,000 shares of Common Stock in an underwritten public offering at a price equal to $5.00 per share. The net proceeds to the Company were $45,690 (net of underwriting commissions and issuance costs of $4,310).

PROTALIX BIOTHERAPEUTICS, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands)

NOTE 5 — SHARE CAPITAL (Continued):

f.	Stock based compensation

On December 14, 2006, the Board of Directors adopted the Protalix Biotherapeutics, Inc. 2006 Stock Incentive Plan (the ‘‘Plan’’). The grant of options to Israeli employees under the Plan is subject to the terms stipulated by Sections 102 and 102A of the Israeli Income Tax Ordinance. Each option grant is subject to the track chosen by the Company, either Section 102 or Section 102A of the Israeli Income Tax Ordinance, and pursuant to the terms thereof, the Company is not allowed to claim, as an expense for tax purposes, the amounts credited to employees as a benefit, including amounts recorded as salary benefits in the Company’s accounts, in respect of options granted to employees under the Plan, with the exception of the work-income benefit component, if any, determined on the grant date. For Israeli non-employees, the share option plan is subject to Section 3(i) of the Israeli Income Tax Ordinance.

Immediately prior to the closing of the Merger, options to purchase 88,001 ordinary shares of Protalix Ltd. were outstanding under the Plan. Pursuant to the terms of the Merger Agreement, the Company assumed all of the outstanding obligations under such plan and, accordingly, the Company issued options to purchase 5,375,174 shares of Common Stock, in the aggregate, in lieu of ordinary shares of Protalix Ltd., and has reserved an additional 4,366,481 shares of Common Stock under the Plan for future allocation under the Plan. As of December 31, 2007, 4,172,488 shares of Common Stock remain available for grant under the Plan.

For purposes of determining the fair value of the options and shares of restricted Common Stock granted to employees and non-employees, the Company’s management uses the fair value of the Common Stock.

For purposes of determining the fair value of the outstanding options held by non-employees that vested during the fiscal quarter ended March 31, 2007, the Company’s management evaluated the fair value of its Common Stock based on a retrospective valuation of the fair value of the Common Stock at March 31, 2007, conducted by a third-party specialist. The valuation specialist used various valuation methodologies and determined retrospectively that the fair value of the shares of Common Stock underlying the options granted to consultants and non-employees at March 31, 2007 was $6.19 per share. The Company’s management did not rely on the available market prices for this purpose as management concluded that an active market for the Common Stock did not exist for such periods.

For purposes of determining the fair value of the options and shares of restricted Common Stock granted to employees and non-employees during the fiscal quarter ended June 30, 2007, the Company’s management used the closing sale price of the Common Stock on the American Stock Exchange on the appropriate date. On June 29, 2007, the last trading day of the fiscal quarter ended June 30, 2007, the closing sale price of the Common Stock on the American Stock Exchange was $26.99 per share. The Common Stock was first included for listing on the American Stock Exchange on March 12, 2007.

For purposes of determining the fair value of the outstanding options and shares of restricted Common Stock held by non-employees that vested during the fiscal quarter ended September 30, 2007, the Company’s management used $5.00 per share, which was the public offering price of the shares of Common Stock sold in the underwritten public offering consummated by the Company on October 25, 2007. The Company’s management did not rely on the available market prices for this purpose as management concluded that the public offering price better reflected the fair-value of the Common Stock.

PROTALIX BIOTHERAPEUTICS, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands)

NOTE 5 — SHARE CAPITAL (Continued):

For purposes of determining the fair value of options and shares of restricted Common Stock granted and held by non-employees that vested during the fiscal quarter ended December 31, 2007, the Company’s management used the closing sale price of the Common Stock on the American Stock Exchange on the appropriate date.

During the years ended December 31, 2001 through 2007, the Company granted options and shares of restricted Common Stock to certain employees and non-employees as follows:

1.	Options granted to employees:

a.	Below is a table summarizing all of the option grants to employees from inception through December 31, 2007:

Year of Grant	No. of options granted	Exercise price range	Vesting period	Fair value at grant	Exercise Period
2001	244,324	0.001	immediate	$42	10 years
2003	1,243,977	0.12	Approximately 610,017 immediate and the rest in 4 years	$389	10 years
2005	1,182,591	0.12-0.40	4 years	$939	10 years
2006*	2,201,972	0.97	4 years	$1,963	10 years
2007	204,351	4.33	4 years	$5,790	10 years
	5,077,215

*	Includes options granted outside of an option plan.

Set forth below are grants made by the Company in 2007 and grants made by the Company prior to 2007 to certain related parties (such grants appear in the table above):

1.	In September 2006, the Company’s shareholders approved the grant of options to purchase 977,297 shares of Common Stock to the Company’s Chief Executive Officer, at an exercise price equal to $0.97 per share. The options vest in 16 equal installments on a quarterly basis over a four-year period, commencing on June 1, 2006, and are exercisable for a 10-year period commencing on the date of grant.
2.	In May 2007, the Company’s Board of Directors approved the grant of options to purchase 204,351 shares of Common Stock to a newly-hired officer of the Company, at an exercise price equal to $4.33 per share. The options vest over a four-year period and are exercisable for a 10-year period commencing on the date of grant.

PROTALIX BIOTHERAPEUTICS, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands)

NOTE 5 — SHARE CAPITAL (Continued):

b.	The fair value of options granted during the years ended December 31, 2005, 2006 and 2007 were $939, $1,963 and $5,790, respectively. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted average assumptions:

	2007	2006	2005
Dividend yield	0%	0%	0%
Expected volatility	53%	44%	54%
Risk-free interest rate	4.62%	4.77%	3.83%
Expected life – in years	6.0	5.9	5.7

The expected volatility is based on the historical volatility of the common stock of comparable companies. The risk-free interest rate assumption is based on observed interest rates appropriate for the expected term of the stock options granted in dollar terms. The Company’s management assumed the simplified method to reflect the expected life. Pre-vesting forfeiture rates of 10% is estimated based on pre-vesting forfeiture experience.

The total unrecognized compensation cost of employee stock options at December 31, 2007 is $4,225 (net of forfeiture rate), and it is expected to be recognized over a weighted average period of 1.1 years.

The total cash received from employees as a result of employee stock option exercises for the years ended December 31, 2005, 2006 and 2007 was $0, $23 and $14, respectively. In connection with these exercises, no tax benefits were realized by the Company.

2.	Options and shares of restricted Common Stock granted to consultants, directors, and other service providers:

a.	Set forth below is a table summarizing all of the option and restricted stock grants issued by the Company to consultants, directors and other service providers from its inception through December 31, 2007:

Year of Grant	No. of options granted	Exercise price range	Vesting period	Fair value at grant	Exercise Period
1999*	384,811	$0.1	3 years	27	10 years
2000*	349,017	$0.001	immediate	35	5.5 years
2001	837,727	$0.17	mainly 2 years	51	7 years
2003	1,601,912	$0.12	4 years	498	10 years
2005*	2,315,890	$0.001-$0.57	2-4 years	2,466	10 years
2006*	4,629,516	$0.001-$16.7	2.5 years	2,237	10 years
2007	16,000	$0.001	4 years	246	10 years
	10,134,873

*	Includes options granted outside of an option plan.

PROTALIX BIOTHERAPEUTICS, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands)

NOTE 5 — SHARE CAPITAL (Continued):

Set forth below are grants made by the Company during the year ended December 31, 2007 and grants made by the Company prior to 2007 to certain related parties (such grants appear in the table above):

1.	In March 2005, in accordance with the terms and conditions of a management services agreement between Protalix Ltd. and Pontifax Management Company (‘‘Pontifax’’), an affiliate of one of the Company’s principal shareholders, the Company granted to designees of Pontifax options to purchase 26,710 convertible preferred C shares of Protalix Ltd. Pontifax and its affiolaites are controlled by Eli Hurvitz, the Chairman of our Board of Directors. The management services agreement, and the options granted thereunder, were assumed by the Company in connection with the Merger. The options vest as follows: 12.5% on their grant date and additional 12.5% of the options vest at the end of each three-month period thereafter. The exercise price of each option is $0.001.

The estimated fair value of the options on the date of grant was approximately $1,445.

In January 2006, Mr. Hurvitz was nominated as the Chairman of the Company’s Board of Directors. Accordingly, Protalix Ltd. issued to designees of Pontifax additional options to purchase 28,710 convertible preferred B shares in accordance with the terms and conditions of the management services agreement. The options vest as follows: 10% of the options vest at the date of the appointment and an additional 10% of the options vest at the end of each three-month period thereafter. The exercise price of each option is NIS 0.01.

The estimated fair value of the options on the date of grant was approximately $2,124.

The options granted in connection with the appointment of Mr. Hurvitz provided for full acceleration of the vesting of the options within 60 days prior to a merger and the options expire upon a merger. On December 12, 2006, the Company’s Board of Directors approved the cancellation of the acceleration clause of the options as well as the cancellation of the expiration clause.

2.	Immediately after the closing of the Merger and in accordance with a share purchase agreement entered into in August 2006 (see Note 5c), the Company issued to Dr. Frost and Jane H. Hsiao, Ph.D., former directors of the Company, and to one other shareholder of the Company that provides consulting services to the Company, options that were exercisable into 1,937,708, 387,542 and 387,542 shares of Common Stock, respectively, immediately after the closing of the Merger in consideration for services provided to the Company, including the services provided by each of Dr. Frost and Dr. Hsiao as directors.

The options vest ratably over a period of 2.5 years; 20% for each six months, commencing upon and subject to certain events. The options are exercisable until the end of 10 years from the date of grant. The exercise price of each option is $16.70 per share.

In February 2007, the Company’s Board of Directors approved certain modifications to the vesting periods of such options. The options vest as

PROTALIX BIOTHERAPEUTICS, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands)

NOTE 5 — SHARE CAPITAL (Continued):

follows: 40% of the options shall vest on March 1, 2008, and an additional 15% of the options vest in four equal installments on each of the following dates: June 30, 2008, December 31, 2008, June 30, 2009, and September 30, 2009.

In December 2007, Dr. Frost and Dr. Hsiao resigned from the Company’s Board of Directors. As a result, all of the options granted to each of them on December 31, 2006 expired.

3.	In May 2007, the Company’s Board of Directors approved the grant of 8,000 shares of restricted Common Stock to a new member of its Scientific Advisory Board. The shares vest as follows: 25% vest 12 months after the grant date and the remaining 75% of the shares vest over three years in 36 equal monthly installments.

The Company presents restricted Common Stock as ‘‘issued’’ and ‘‘outstanding’’ in its financial statements, but the restricted shares of Common Stock are not taken into account for the calculation of the basic LPS.

The fair value of the shares of restricted Common Stock on the date of grant was approximately $215, which is revalued over each applicable vesting period.

4.	In November 2007, the Company issued options to purchase 8,000 shares of Common Stock to a consultant as consideration for consulting services provided, with an exercise price of $0.001. The options vest as follows: 25% of the options vests on August 5, 2008, and the remaining options vest in 36 equal monthly installments.

The estimate fair value of the options on the date of grant was approximately $31, which is revalued over each applicable the relating vesting period.

b.	The fair value of options and shares of restricted Common Stock granted to consultants and other non-employees during the years ended December 31, 2005, 2006 and 2007 was $2,466, $2,237 and $246, respectively. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted average assumptions:

	2006	2005
Dividend yield	0%	0%
Expected volatility	45%	34%
Risk-free interest rate	4.91%	3.14%
Expected life – in years	6.0	1.8

The expected volatility is based on the historical volatility of the stock of comparable companies. The risk-free interest rate assumption is based on observed interest rates appropriate for the expected term of the stock options granted in dollar terms. The Company’s management used the contractual terms as the expected life.

The total unrecognized compensation cost as of December 31, 2007, is $1,850 (net of forfeiture rate), and it is expected to be recognized over a weighted average period of 0.6 years.

PROTALIX BIOTHERAPEUTICS, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands)

NOTE 5 — SHARE CAPITAL (Continued):

The total cash received from consultants as a result of consultant stock option exercises for the years ended December 31, 2005, 2006 and 2007 was $0, $374 and $0, respectively. In connection with these exercises, no tax benefits were realized by the Company.

g.	A summary of share option plans, and related information, under all of the Company’s equity incentive plans for the years ended December 31, 2005, 2006 and 2007 are as follows:

1.	Options granted to employees:

	Year ended December 31,
	2005		2006		2007
	Number of options	Weighted average exercise price	Number of options	Weighted average exercise price	Number of options	Weighted average exercise price
Outstanding at beginning
of year	1,359,909	$0.099	2,306,460	$0.146	4,144,817	$0.635
Changes during the year:
Granted	1,182,591	0.196	2,201,973	0.972	204,351	4.330
Forfeited	236,040	0.120	142,136	0.889	25,197	0.120
Expired	—	—	33,045	0.120	1,221	0.970
Exercised (*)	0	—	188,435	0.120	110,064	0.131
Outstanding at end of period	2,306,460	$0.146	4,144,817	$0.635	4,212,686	$0.830
Exercisable at end of period	1,792,489	$0.153	1,670,132	$0.179	2,503,399	$0.365

(*)	The total intrinsic value of options exercised during the years ended December 31, 2005, 2006 and 2007, was $0, $253 and $907, respectively.

PROTALIX BIOTHERAPEUTICS, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands)

NOTE 5 — SHARE CAPITAL (Continued):

2.	Options granted to consultants, directors, and other service providers:

	Year ended December 31,
	2005		2006		2007
	Number of options**	Weighted average exercise price	Number of options**	Weighted average exercise price	Number of options	Weighted average exercise price
Outstanding at beginning of
of year	3,354,695	$0.143	5,489,356	$0.087	7,572,035	$5.996
Changes during the year:
Granted	2,134,661	0.001	4,629,516	9.786	8,000	0.001
Forfeited					2,325,250	16.700
Expired			13,194	0.570
Exercised (*)	0		2,533,643	0.148
Outstanding at end of period	5,489,356	$0.087	7,572,035	$5.996	5,254,785	$1.250
Exercisable at end of period	3,463,824	$0.083	3,377,058	$0.001	4,341,917	$0.023

(*)	The total intrinsic value of options exercised during the years ended December 31, 2005, 2006 and 2007, was $0, $3,335 and $0, respectively.
(**)	Options to convertible preferred shares are presented on a post-exchange basis.

In addition to the above, as of December 31, 2007, the Company has 8,000 shares of restricted Common Stock outstanding.

h.	The following tables summarize information concerning outstanding and exercisable options under Plan as of December 31, 2007:

December 31, 2007
Options outstanding			Options exercisable
Exercise prices	Number of options outstanding at end of year*	Weighted average remaining contractual life	Number of options exercisable at end of year	Weighted average remaining contractual life
$ 0.001	4,303,709	3.35	3,778,384	3.20
$ 0.120	2,187,395	6.22	2,152,797	6.20
$ 0.399	312,000	7.35	232,740	7.35
$ 0.972	2,072,474	8.55	681,395	8.54
$ 4.330	204,351	9.37	—	—
$16.700	387,542	9.00	—	—
	9,467,471		6,845,316

(*)	Options to purchase convertible preferred shares are presented on a post-exchange basis.

The aggregate intrinsic value of the total outstanding and of total vested and exercisable options as of December 31, 2007, is $27,774 and $22,259, respectively.

PROTALIX BIOTHERAPEUTICS, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands)

NOTE 5 — SHARE CAPITAL (Continued):

i.	The following table illustrates the effect of share-based compensation on the statement of operations:

	Year ended December 31,			Period from December 27, 1993 through December 31,
	2005	2006	2007	2007
Research and development expenses	$692	$765	$2,878	$4,675
General and administrative expenses	1,195	2,656	7,967	12,106
	$1,887	$3,421	$10,845	$16,781

j.	In connection with a tax ruling agreement granted by the Israeli tax authorities, the Company and certain of its shareholders consented to restrictions, over specified periods after the closing of the Merger, on the sale of the Common Stock, the retention of minimum percentages of holdings of the Company’s capital stock and the retention of minimum percentages of the capital stock of the Subsidiary.

In addition, the Company has agreed to limit the extent of issuance of share capital to third parties after the closing of the Merger. The offering described in Note 5e meets that criteria and does not breach such clause. The Company has also agreed that, over a two-year period, most of the Company’s activities shall be directed towards research and development, and most of its expenses would be incurred in Israel. Any consideration received and to be received by the Company in connection with the issuances of capital stock shall be invested in the research and development activities of the Company.

NOTES 6 — TAXES ON INCOME

a.	The Company

The Company is taxed according to tax laws of the United States. The income of the Company is taxed in the United States at the rate of up to 39.4%.

b.	Protalix Ltd.

The Subsidiary is taxed according to Israeli tax laws:

1.	Measurement of results for tax purposes under the Income Tax (Inflationary Adjustments) Law, 1985 (hereafter — the inflationary adjustments law)

Under the Israeli Inflationary Adjustments Law, 1985, results for tax purposes are measured in real terms, having regard to the changes in the consumer price index. The Subsidiary is taxed under this law.

2.	Tax rates

The income of the Subsidiary (other than income from ‘‘approved enterprises’’ (see 3) below)) is taxed in Israel at the regular rate. In July 2004, Amendment No. 140 to the Income Tax Ordinance was enacted. One of the provisions of this amendment is that the corporate tax rate is to be gradually reduced from 36% to 30%. In August 2005, a further amendment (No. 147) was published, which makes a further revision to the corporate tax rates prescribed by Amendment No. 140. As a result of the

PROTALIX BIOTHERAPEUTICS, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands)

NOTES 6 — TAXES ON INCOME (Continued):

aforementioned amendments, the corporate tax rates for 2005 and thereafter are as follows: 2005 – 34%, 2006 – 31%, 2007 – 29%, 2008 – 27%, 2009 – 26%, and for 2010 and thereafter – 25%.

3.	The Law for the Encouragement of Capital Investments, 1959 (hereinafter, the ‘‘Law’’)

The Subsidiary has been granted ‘‘Approved Enterprise’’ status under the Law for the Encouragement of Capital Investments, 1959. Income derived from the Approved Enterprise during a period of 10 years from the year in which the enterprise first realizes taxable income is tax exempt, provided that the maximum period to which it is restricted by the law has not elapsed.

The Subsidiary has an ‘‘Approved Enterprise’’ plan since 2004. The Approved Enterprise plan expires in 2017.

If the Subsidiary subsequently pays a dividend out of income derived from the ‘‘Approved Enterprise’’ during the tax exemption period, it will be subject to tax on the amount distributed, including any company tax on these amounts, at the rate which would have been applicable had such income not been exempted (25%).

The entitlement to the above benefits is conditional upon the Subsidiary fulfilling the conditions stipulated by the law, rules and regulations published thereunder, and the instruments of approval for the specific investment in an approved enterprise. In the event of any failure of the Subsidiary to comply with these conditions, the benefits may be cancelled and the Subsidiary may be required to refund the amount of the benefits, in whole or in part, with interest.

The Investment Center is currently reviewing the Subsidiary’s final implementation report and, as a result, the Company has not yet received a final implementation approval with respect to its ‘‘Approved Enterprise’’ from the Investment Center. Additionally, given the Subsidiary’s significant amount of net operating losses and the limitation mentioned above to the benefit period, the Subsidiary cannot predict when it would be able to enjoy the tax benefits described above, if at all.

c.	Tax losses carried forward to future years

As of December 31, 2007, the Company had approximately net operating loss (NOL) carry-forwards equal to approximately $26,000 that are available to reduce future taxable income as follows:

1.	The Company

The NOL carry-forward of the Company equal to approximately $4,000 may be restricted under Section 382 of the Internal Revenue Code (IRC). IRC Section 382 applies whenever a corporation with NOL experiences an ownership change. As a result of Section 382, the taxable income for any post change year that may be offset by a pre-change NOL may not exceed the general Section 382 limitation, which is the fair market value of the pre-change entity multiplied by the long-term tax exempt rate.

2.	Protalix Ltd.

At December 31, 2007, the Subsidiary had approximately $22,000 of NOL carry-forwards that are available to reduce future taxable income with no limited period of use.

PROTALIX BIOTHERAPEUTICS, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands)

NOTES 6 — TAXES ON INCOME (Continued):

d.	Deferred income taxes:

The components of the Company’s net deferred tax asset at December 31, 2006 and 2007 were as follows:

	December 31,
	2006	2007
In respect of:
R&D expenses	$618	$1,761
Property and equipment	17	14
Holiday and recreation pay	42	94
Severance pay obligation	36	56
Deferred compensation	63	166
Net operating loss carry forwards	4,392	7,093
Valuation allowance	(5,168)	(9,184)
	—	—

e.	Reconciliation of the theoretical tax expense to actual tax expense

The main reconciling item between the statutory tax rate of the Company and the effective rate is the provision for full valuation allowance in respect of tax benefits from carry forward tax losses due to the uncertainty of the realization of such tax benefits (see above).

f.	Tax assessments

In accordance with the Income Tax Ordinance, as of December 31, 2007, all of the Subsidiary’s tax assessments through tax year 2002 are considered final.

g.	Uncertain Tax positions (UTP):

As described in Note 1n above, the company adopted the provisions of FIN 48 as of January 1, 2007. A summary of open tax years by major jurisdiction is presented below:

Jurisdiction:	Years:
Israel	2003-2007
United States (*)	2002-2007

(*)	Includes federal, state and local (or similar provincial jurisdictions) tax positions.

PROTALIX BIOTHERAPEUTICS, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands)

Note 7 — SUPPLEMENTARY FINANCIAL STATEMENT INFORMATION:

Balance sheets:

		December 31,
		2006	2007
a.	Accounts receivable:
	Institutions	$160	$306
	Interest receivable	119	—
	State of Israel (see Note 4a)	953	666
	Restricted Cash	47	50
	Prepaid expenses	37	235
	Sundry	20	97
		$1,336	$1,354
b.	Accounts payable and accruals – other:
	Payroll and related expenses	$486	$1,098
	Provision for vacation and recreation pay	146	348
	Accrued expenses	569	751
	In respect of purchase of property and equipment	135	666
	Other	40	—
		$1,376	$2,863

Statement of operations:

		Year ended December 31,				Period from December 27, 1993 through December 31,
		2005	2006		2007	2007
c.	Research and development expenses – net:
	Payroll and related expenses	$1,602	$2,796	*	$7,510	$14,684
	Subcontractors and consultants	1,399	1,794		2,432	6,809
	Materials and consumables	720	1,044		1,875	4,532
	Rent, insurance and maintenance	325	425		905	2,005
	Patent registration	201	186		331	905
	Depreciation and impairment	249	428		689	1,694
	Other	212	324		190	964
		4,708	6,997		13,932	31,593
	Less – grants (see Note 4a)	935	1,751		1,071	6,187
		$3,773	$5,246		$12,861	$25,406

PROTALIX BIOTHERAPEUTICS, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands)

Note 7 — SUPPLEMENTARY FINANCIAL STATEMENT INFORMATION: (Continued):

		Year ended December 31,				Period from December 27, 1993 through December 31,
		2005	2006		2007	2007
d.	General and administrative expenses:
	Payroll and related expenses	$380	$907	*	$1,562	$3,475
	Management and consulting fees	1,327	2,432		7,513	12,047
	Rent, insurance and maintenance	42	61		112	380
	Professional fees	147	688		1,702	2,857
	Travel	54	175		400	760
	Depreciation	62	74		69	244
	Other	119	188		348	939
		$2,131	$4,525		$11,706	$20,702

*	After deduction of non-recurring compensation equal to $80 from the State of Israel in respect of the payroll of certain employees as determined by the Israeli tax authorities.

e.	Deposit:

Deposit reflects amounts held in trust on behalf of the Company in connection with the exercise of certain warrants immediately prior to the Merger. The Company had legal title to the funds held by the trust on December 31, 2006, despite the fact that they were not administratively released from the trust until January 3, 2007. See Note 5d.

NOTE 8 — RELATED PARTY — TRANSACTIONS

		Year ended December 31,			Period from December 27, 1993* through December 31,
		2005	2006	2007	2007
a.	Management and consulting fees to the Chairman of the Board	$89	$36	$36	$387
b.	Rent payments to a shareholder	—	—	10	10
c.	Capital-raising commission to the Chairman of the Board				$33

d.	With respect to options granted to the Company’s Chief Executive Officer and to a shareholder. See Notes 5(f)(1) and (2).

e.	In March 2005, Protalix entered into a management services agreement with Pontifax in connection with an investment in Protalix Ltd. by affiliates of Pontifax. The monthly management fees under the management services agreement are $3. The management services agreement shall be in full force as long as Mr. Hurvitz serves as a member of the Company’s Board of Directors. For a description of the options granted to Pontifax, see Note 5f(2)(a)(1).

f.	In December 2006, certain board members were granted stock options. See Notes 5f(2)(a)(2).

PROTALIX BIOTHERAPEUTICS, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands)

NOTE 9 — SUBSEQUENT EVENTS

a.	In January 2008, the Company entered into a lease agreement for the extension of its current facility. The term of the lease is 7.5 years, commencing upon the date the newly-leased space is ready for occupancy by the Company, with three options for additional five-year periods, for a total of 15 additional years. The monthly rental payment is approximately $25 and is subject to increase based on certain improvements the lessor will perform for the Company.

b.	In February 2008, the Company issued options to purchase 1,900,000 shares of Common Stock to its employees and officers with an exercise price equal to $5.00 per share. The options vest variably over a period of up to five years. The options are exercisable over a 10-year period commencing on the date of grant. The Company estimated the fair value of the options on the date of grant using the Black-Scholes option-pricing model to be approximately $2,766, based on the following weighted average assumptions: dividend yield of 0% for all years; expected volatility of 62.5%; risk-free interest rates of 2.9%; and expected life of six years.

c.	In February 2008, the Company issued options to purchase 50,000 shares of Common Stock to a new director of the Company with an exercise price equal to $3.02 per share. The options vest over a period of four years.

The options are exercisable over a 10-year period commencing on the date of grant. The Company estimated the fair value of the options on the date of grant using the Black-Scholes option-pricing model to be approximately $109, based on the following weighted average assumptions: dividend yield of 0% for all years; expected volatility of 62.5%; risk-free interest rates of 2.9%; and expected life of 10 years.

d.	In February 2008, the Company amended the option agreements of certain executives. As amended, such option agreements provide that immediately upon a change of control, that the vesting schedule of any unvested options of the executive officers will accelerate and the options shall become fully-vested. The Company concluded that the amendments do not result in a charge against share-based compensation.

e.	In January and February 2008, the Company issued 82,020 shares of Common Stock upon the exercise of options by certain employees and officers. The aggregate exercise price was $3.