Form 10-Q
period 2008-03-31
Protalix BioTherapeutics, Inc.
filed 2008-05-07
CIK 1006281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “large accelerated filer” and “accelerated filer” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer	☐		Accelerated filer	☒
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

On May 1, 2008, approximately 75,883,046 shares of the Registrant’s common stock, $0.001 par value, were outstanding.

FORM 10-Q

i

Except where the context otherwise requires, the terms, “we”, “us”, “our” or “the Company,” refer to the business of Protalix BioTherapeutics, Inc. and its consolidated subsidiaries, and “Protalix” or “Protalix Ltd.” refers to the business of Protalix Ltd., our wholly-owned subsidiary and sole operating unit.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The statements set forth under the captions “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Risk Factors”, and other statements included elsewhere in this Annual Report on Form 10-Q, which are not historical, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the expectations, beliefs, intentions or strategies for the future. When used in this report, the terms “anticipate,” “believe,” “estimate,” “expect” and “intend” and words or phrases of similar import, as they relate to our or our subsidiary or our management, are intended to identify forward-looking statements. We intend that all forward-looking statements be subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, except as may be required under applicable law. Forward-looking statements are subject to many risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements.

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

In addition, companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in advanced clinical trials, even after obtaining promising earlier trial results. These and other risks and uncertainties are detailed in Section 1A of our Annual Report on Form 10-K for the year ended December 31, 2007, and described from time to time in our future reports to be filed with the Securities and Exchange Commission. We undertake no obligation to update, and we do not have a policy of updating or revising, these forward-looking statements.

ii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

PROTALIX BIOTHERAPEUTICS, INC.

(a development stage company)

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share data)

	March 31, 2008	December 31, 2007
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$57,782	$61,813
Accounts receivable	2,096	1,354
Total current assets	59,878	63,167
FUNDS IN RESPECT OF EMPLOYEE RIGHTS UPON RETIREMENT	544	464
PROPERTY AND EQUIPMENT, NET	5,404	4,506
Total assets	$65,826	$68,137
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accruals:
Trade	$1,057	$899
Other	3,148	2,863
Total current liabilities	4,205	3,762
LIABILITY FOR EMPLOYEE RIGHTS UPON RETIREMENT	872	690
Total liabilities	5,077	4,452
SHAREHOLDERS’ EQUITY	60,749	63,685
Total liabilities and shareholders’ equity	$65,826	$68,137

The accompanying notes are an integral part of the condensed consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.

(a development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(U.S. dollars in thousands, except share data)

(Unaudited)

	Three Months Ended		Period from December 27, 1993* through
	March 31, 2008	March 31, 2007	March 31, 2008
REVENUES			$830
COST OF REVENUES			206
GROSS PROFIT			624
RESEARCH AND DEVELOPMENT EXPENSES (1)	$5,653	$2,532	37,246
less – grants	(1,366)	(738)	(7,553)
	4,287	1,794	29,693
GENERAL AND ADMINISTRATIVE EXPENSES (2)	1,976	1,987	22,678
OPERATING LOSS	6,263	3,781	51,747

FINANCIAL INCOME – NET	(1,150)	(331)	(3,598)
OTHER INCOME			(6)
NET LOSS BEFORE CHANGE IN ACCOUNTING PRINCIPLE	5,113	3,450	48,143
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE			(37)
NET LOSS FOR THE PERIOD	$5,113	$3,450	$48,106
NET LOSS PER SHARE OF COMMON STOCK – BASIC AND DILUTED:	$0.07	$0.05
WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK USED IN COMPUTING LOSS PER COMMON STOCK:
Basic and diluted	75,811,866	64,365,376
(1) Includes share-based compensation	1,327	206	6,002
(2) Includes share-based compensation	847	1,245	12,953

______________
*	Incorporation date, see Note 1a.

The accompanying notes are an integral part of the condensed consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.

(a development stage company)

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(U.S. dollars in thousands, except share data)

	Common Stock (2)	Convertible Preferred Shares	Common Stock	Convertible Preferred Shares	Warrants	Additional paid-in capital	Deficit accumulated during development stage	Total
	Number of shares		Amount
Balance at December 27, 1993(1)
Changes during the period from December 27, 1993 through December 31, 2007:
Common Stock and convertible preferred A, B and C shares and warrants issued for cash (net of issuance costs of $5,078)	38,856,127	398,227	$39	$1	$1,382	$73,836		$75,258
Exercise of options granted to employees and non-employees	2,780,467	847	3			408		411
Conversion of convertible preferred shares into common stock	24,375,870	(399,074)	24	(1)		(23)
Change in accounting principle						(37)	$37
Expiration of warrants					(34)	34
Merger with a wholly owned subsidiary of the Company (net of issuance cost of $642)	583,280		1			240		241
Exercise of warrants	9,171,695		9		(1,348)	15,342		14,003
Restricted common stock issued for future services	8,000		*			11		11
Share-based compensation						16,791		16,791
Net loss for the period							(43,030)	(43,030)
Balance at December 31, 2007	75,775,439		76			106,602	(42,993)	63,685
Changes during the three month period ended March 31, 2008 (Unaudited):
Restricted common stock issued for future services						(6)		(6)
Share-based compensation						2,180		2,180
Exercise (includes Net Exercise) of options granted to employees	92,459		*			3		3
Net loss for the period							(5,113)	(5,113)
Balance at March 31, 2008 (Unaudited)	75,867,898		$76			$108,779	$(48,106)	$60,749
______________
(1)	Incorporation date, see Note 1a.
(2)	Common Stock, $0.001 par value; Authorized – as of December 31, 2007 and March 31, 2008 - 150,000,000 shares.
*	Represents an amount less than $1.

The accompanying notes are an integral part of the condensed consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.

(a development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands, except share data)

(Unaudited)

			Period from December 27, 1993* through March 31, 2008
	Three Months Ended
	March 31, 2008	March 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$(5,113)	$(3,450)	$(48,106)
Adjustments required to reconcile net loss to net cash used in operating activities:		—	—
Cumulative effect of change in accounting principle			(37)
Share based compensation	2,174	1,451	18,955
Financial income net (principal differences relate to currency exchange rates)	(580)	(43)	(1,386)
Depreciation and impairment of fixed assets	262	132	2,201
Changes in accrued liability for employee rights upon retirement	182	74	872
Gain on amounts funded in respect of employee rights upon retirement	(41)	(5)	(145)
Gain on sale of fixed assets			(6)
Changes in operating assets and liabilities:
Increase in accounts receivable	(658)	(886)	(1,803)
Increase (decrease) in accounts payable and accruals	(33)	(129)	2,974
Net cash used in operating activities	$(3,807)	$(2,856)	$(26,481)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	$(817)	$(516)	$(6,639)
Investment grant received in respect of fixed assets			38
Investment in restricted cash deposit			(47)
Proceeds from sale of property and equipment		4	11
Amounts funded in respect of employee rights upon retirement	(39)	(30)	(570)
Amounts paid in respect of employee rights upon retirement		8	171
Net cash used in investing activities	$(856)	$(534)	$(7,036)
CASH FLOWS FROM FINANCING ACTIVITIES:
Loan and convertible bridge loan received			$2,145
Repayment of loan			(1,000)
Issuance of shares and warrants, net of issuance cost	$(20)		74,095
Exercise of options and warrants	$3	$12,910	14,417
Merger with a wholly owned subsidiary of the Company, net of issuance cost		(39)	237
Net cash provided by financing activities	$(17)	$12,871	$89,894
EFFECT OF EXCHANGE RATE CHANGES ON CASH	$649	$37	$1,405
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,031)	9,518	57,782
BALANCE OF CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	61,813	15,378	—
BALANCE OF CASH AND CASH EQUIVALENTS AT END OF PERIOD	$57,782	$24,896	$57,782

The accompanying notes are an integral part of the condensed consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.

(a development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands, except share data)

(Unaudited)

(Continued) – 2

	Three Months Ended		Period from December 27, 1993* through
	March 31, 2008	March 31, 2007	March 31, 2008

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest			$80
SUPPLEMENTARY INFORMATION ON INVESTING AND FINANCING ACTIVITIES NOT INVOLVING CASH FLOWS:
Conversion of convertible bridge loan into shares			$1,145
Purchase of property and equipment	$1,009	$249	$1,009
Issuance cost not yet paid and accruals – other:	$41	$5	$41
Issuance cost paid by a grant of options			$21
Consultants’ and director credit balance converted into shares			$80
Merger with a wholly owned subsidiary of the Company
Issuance cost setoff against accounts payable		$65
______________
*	Incorporation date, see Note 1a.

The accompanying notes are an integral part of the condensed consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands, except share data)

(Unaudited)

NOTE 1 — SIGNIFICANT ACCOUNTING POLICIES

a.	General
1.	Operation

Protalix BioTherapeutics, Inc. (the “Company”) and its wholly-owned subsidiary, Protalix Ltd. (the “Subsidiary” or “Protalix Ltd.”), are biopharmaceutical companies focused on the development and commercialization of recombinant therapeutic proteins based on the Company’s proprietary ProCellExtm protein expression system (“ProCellEx”). The Company’s lead product development candidate is prGCD for the treatment of Gaucher disease, which the Company is developing using its ProCellEx protein expression system. The Company is currently enrolling and treating patients in a phase III clinical trial of prGCD.

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

The Company has been in the development stage since its inception (see 2 below). The Company’s successful completion of its development program and its transition to normal operations is dependent upon the Company’s receipt of necessary regulatory approvals from the United States Food and Drug Administration (“FDA”) prior to selling its products within the United States, and foreign regulatory approvals must be obtained to sell its products internationally. There can be no assurance that the Company’s products will receive regulatory approvals, and a substantial amount of time may pass before the Company achieves a level of sales adequate to support the Company’s operations, if at all. The Company will also incur substantial expenditures in connection with the regulatory approval process and it might need to raise additional capital during the developmental period. Obtaining marketing approval will be directly dependent on the Company’s ability to implement the necessary regulatory steps required to obtain marketing approval in the United States and other countries and the success of the Company’s clinical trials. The Company cannot predict the outcome of these activities.

2.	The Merger

On December 31, 2006, the Company (formerly Orthodontix, Inc.) consummated the acquisition of Protalix Ltd., a privately-held Israeli biotechnology company incorporated on December 27, 1993, by the merger (the “Merger”) of its wholly owned subsidiary, Protalix Acquisition Co., Ltd., with Protalix Ltd. At and as of the Merger, the former shareholders of Protalix Ltd. received a number of shares of the Company’s common stock, par value $.001 per share (the “Common Stock”) equal to more than 99% of the outstanding shares of Common Stock. As a result, Protalix Ltd. is now the Company’s wholly-owned subsidiary. As of that date, for accounting purposes, the Merger was accounted for as a recapitalization of Protalix Ltd. Accordingly, the historical financial statements of the Company reflect the historical operations and financial statements of Protalix Ltd. before the Merger.

PROTALIX BIOTHERAPEUTICS, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share data)
(Unaudited)

NOTE 1 — SIGNIFICANT ACCOUNTING POLICIES (Continued):

All share and per share data provided in these notes to the financial statements have been retroactively restated to reflect the conversion ratio related to the exchange of shares in the Merger (and giving effect to the one-for-ten reverse stock split), unless otherwise stated herein. The Company currently does not have sufficient resources to complete the commercialization of any of its proposed products. Based on its current cash resources and commitments, the Company believes it will be able to maintain its current planned development activities and the corresponding level of expenditures for at least the next 24 months, although no assurance can be given that it will not need additional cash prior to such time. If there are unexpected increases in general and administrative expenses and research and development expenses, the Company may need to seek additional financing during the next 24 months.

b.	General Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information, Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises”, and Article 10 of Regulation S-X under the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (of a normal recurring nature) considered necessary for a fair statement of the results for the interim periods presented have been included. Operating results for the interim period are not necessarily indicative of the results that may be expected for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2007, filed by the Company with the Securities and Exchange Commission. The comparative balance sheet at December 31, 2007 has been derived from the audited financial statements at that date, but does not include all of the information and notes required under GAAP for complete financial statements.

c.	Net loss per share

Basic and diluted loss per share (“LPS”) are computed by dividing net loss by the weighted average number of shares of Common Stock outstanding for each period.

Shares of restricted Common Stock and the shares of Common Stock underlying outstanding options and warrants of the Company were not included in the calculation of diluted LPS because the effect would be anti-dilutive.

Diluted LPS does not include options, restricted shares of Common Stock and warrants of the Company in the amount of 13,008,658 and 10,565,151 shares of Common Stock for the three months ended March 31, 2007 and 2008, respectively.

d.	Newly issued and recently adopted Accounting Pronouncements
1.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework, provides guidance regarding the methods to be used for measuring fair value and expands the required disclosure regarding fair value measurements.

PROTALIX BIOTHERAPEUTICS, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share data)
(Unaudited)

NOTE 1 — SIGNIFICANT ACCOUNTING POLICIES (Continued):

SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company adopted SFAS 157 on January 1, 2008. The adoption did not have any impact on the Company’s results of operations and financial position since no other assets or liabilities are recognized or disclosed at fair value.

2.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 is expected to expand the use of fair value accounting but does not affect existing standards that require certain assets or liabilities to be carried at fair value. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company adopted SFAS 159 on January 1, 2008. The adoption did not have any impact on the Company’s financial position since the Company did not elect the fair value option for any assets or liabilities under SFAS 159.

3.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) changes the accounting for business combinations, including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance and income tax uncertainties. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early application is prohibited. The Company will be required to adopt SFAS 141(R) on January 1, 2009.

4.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Ownership interests in subsidiaries held by parties other than its parent company are required to be presented in the consolidated statement of financial position within equity, but separate from the parent company’s equity. SFAS 160 requires that changes in a parent company’s ownership interest while the parent company retains its controlling financial interest in its subsidiary should be accounted for in a manner similar to the accounting treatment of equity transactions. When a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary should be initially measured at fair value, with any gain or loss recognized in earnings.

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

PROTALIX BIOTHERAPEUTICS, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share data)
(Unaudited)

NOTE 1 — SIGNIFICANT ACCOUNTING POLICIES (Continued):

5.

In December 2007, the FASB ratified EITF Issue No. 07-01, “Accounting for Collaborative Arrangements” (“EITF 07-01”). EITF 07-01 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. EITF 07-01 also establishes the appropriate income statement presentation and classification for joint operating activities and payments between participants, as well as the sufficiency of the disclosures related to these arrangements. EITF 07-01 is effective for fiscal years beginning after December 15, 2008 (January 1, 2009, for the Company). Companies are required to apply EITF 07-01 using a modified version of retrospective transition for those arrangements in place at the effective date. In addition, companies are required to report the effects of the application of EITF 07-01 as a change in accounting principle through retrospective application to all prior periods presented for all arrangements existing as of the effective date, unless it is impracticable to apply the effects of the change retrospectively. The Company is currently assessing the impact that EITF 07-01 may have on its results of operations and financial position.

6.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 is intended to improve financial reporting regarding derivative instruments and hedging activities by requiring enhanced disclosure to enable investors to better understand the effects of such derivative instruments and hedging activities on a company’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged (January 1, 2009, for the Company). SFAS 161 also improves transparency regarding the location and amounts of derivative instruments in a company’s financial statements; how derivative instruments and related hedged items are accounted for under Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities”; and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. The Company is currently evaluating the effect SFAS 161 will have on its financial statement presentations.

e.	Reclassifications

Certain figures in respect of prior years have been reclassified to conform with the current year presentation.

NOTE 2 — STOCK TRANSACTIONS

a.

During the three months ended March 31, 2008, the Company issued 92,459 shares of Common Stock in connection with the exercise of 119,233 options by a certain officer and employees of the Company. The aggregate net exercise price was $3.

b.

On February 7, 2008, the Company’s board of directors approved the grant of options to purchase 50,000 shares of Common Stock to a newly appointed member of the Company’s board of directors, at an exercise price of $3.02 per share. The options vest over a four-year period and are exercisable for a 10-year period commencing on the date of grant.

The Company estimated the fair value of the options on the date of the grant using the Black-Scholes option-pricing model to be approximately $109, based on the following assumptions: dividend yield of 0% for all years; expected volatility of 62.5%; risk-free interest rates of 2.9%; and expected life of 10 years.

PROTALIX BIOTHERAPEUTICS, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share data)
(Unaudited)

NOTE 2 — STOCK TRANSACTIONS (Continued):

c.

On February 7, 2008, the Company’s board of directors approved the grant of options to purchase 1,900,000 shares of Common Stock, in the aggregate, to certain officers and employees of the Company, at an exercise price of $5.00 per share. The options vest in varying rates over periods of up to five years and are exercisable for a 10-year period commencing on the date of grant.

The Company estimated the fair value of the options on the date of the grant using the Black-Scholes option-pricing model to be approximately $2,766, based on the following assumptions: dividend yield of 0% for all years; expected volatility of 62.5%; risk-free interest rates of 2.9%; and expected life of six years.

d.

In February 2008, the Company amended the stock option agreements of certain executive officers. As amended, such stock option agreements provide for the full acceleration of the vesting period of unvested options held by such officers immediately upon a change of control. The Company concluded that the amendments do not result in a modification accounting charge against share-based compensation.

NOTE 3 — COMMITMENTS

In January 2008, the Company entered into a lease agreement for the expansion of its current facility. The term of the lease is 7.5 years, commencing upon the date the newly-leased space is ready for occupancy by the Company, with three options for additional five-year periods, for a total of 15 additional years. The monthly rental payment is approximately $25 and is subject to increase based on certain improvements to be performed by the lessor.

NOTE 4 — SUBSEQUENT EVENT

In April 2008, the Company issued 15,148 shares of Common Stock in connection with the net exercise of options to purchase 15,835 shares of Common Stock by certain employees.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed financial statements and the consolidated financial statements and the related notes included elsewhere in this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2007. Some of the information contained in this discussion and analysis, particularly with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. You should read “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007 for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

Our business is conducted by our wholly owned subsidiary, Protalix Ltd., which we acquired through a reverse merger transaction effective December 31, 2006. The accounting treatment for the merger transaction was a recapitalization and as such the results of operations discussed below are those of Protalix Ltd. Prior to the merger transaction, we had not conducted any operations for several years. Protalix Ltd. was originally incorporated in Israel in December 1993. Since its inception in December 1993, Protalix Ltd. has generated significant losses in connection with its research and development, including the clinical development of prGCD. At March 31, 2008, we had an accumulated deficit of $47.7 million. Since we do not generate revenue from any of our product candidates, we expect to continue to generate losses in connection with the continued clinical development of prGCD and the research and development activities relating to our technology and other drug candidates. Such research and development activities are budgeted to expand over time and will require further resources if we are to be successful. As a result, we believe that our operating losses are likely to be substantial over the next several years. We will need to obtain additional funds for the commercialization of our lead product, prGCD, and to further develop the research and clinical development of our other programs.

Critical Accounting Policies

Our significant accounting policies are described in Note 1 to our condensed consolidated financial statements appearing at the beginning of this Quarterly Report on Form 10-Q.

Results of Operations

Three months ended March 31, 2008 compared to the three months ended March 31, 2007

Research and Development Expenses

Research and development expenses were $4.3 million for the three months ended March 31, 2008, an increase of $2.5 million, or 139%, from $1.8 million for the three months ended March 31, 2007. The increase resulted primarily from the increase of $2.8 million in salaries and materials associated with research and development. Such increase is mainly due to the costs incurred by us in connection with our phase III clinical trial of prGCD, which was commenced during the third quarter of 2007. The increase was partially offset by grants of $1.4 million from the Office of the Chief Scientist, or the OCS, during the three months ended March 31, 2008, an increase of approximately $628,000 compared to grants equal to $738,000 received from the OCS during the three months ended March 31, 2007.

We expect research and development expenses to continue to increase as we enter into a more advanced stage of clinical trials for our product candidates, especially with respect to the anticipated continued progress in our phase III clinical trial of prGCD.

General and Administrative Expenses

General and administrative expenses were $2.0 million for the three months ended March 31, 2008, and March 31, 2007.

Financial Expenses and Income

Financial income was $1.2 million for the three months ended March 31, 2008, an increase of $819,000, compared to $331,000 for the three months ended March 31, 2007. The increase resulted primarily from a higher balance of cash and cash equivalents as of March 31, 2008, which primarily resulted from the interest income earned on the proceeds generated from our underwritten public offering in October 2007 and from the devaluation of the Dollar against the New Israeli Shekel, or NIS.

Liquidity and Capital Resources

Sources of Liquidity

As a result of our significant research and development expenditures and the lack of any approved products to generate product sales revenue, we have not been profitable and have generated operating losses since our inception. To date, we have funded our operations primarily with proceeds equal to $31.3 million from the private sale of our shares of common stock and from sales of convertible preferred and ordinary shares of Protalix Ltd., and an additional $14.2 million in connection with the exercise of warrants issued in connection with the sale of such ordinary shares, through December 31, 2007. In addition, on October 25, 2007, we generated gross proceeds of $50 million in connection with an underwritten public offering of our common stock. We believe that the funds currently available to us as are sufficient to satisfy our capital needs for the next 24 months.

Cash Flows

Net cash used in operations was $3.8 million for the three months ended March 31, 2008. The net loss for the three months ended March 31, 2008 of $5.1 million was partially offset by $2.2 million of non-cash share-based compensation but was increased due to an increase in accounts receivable of $658,000 million, mainly due to grants to be received from the OCS. Net cash used in investing activities for the three months ended March 31, 2008 was $856,000 and consisted primarily of purchases of property and equipment. Net cash used in financing activities for the three months ended March 31, 2008 was $17,000, consisting of expenses paid during such period in connection with the October 2007 underwritten offering.

Net cash used in operations was $2.9 million for the three months ended March 31, 2007. The net loss for the three months ended March 31, 2007 of $3.5 million was partially offset by $1.5 million of non-cash share-based compensation but was increased due to an increase in accounts receivable of $886,000, mainly due to grants to be received from the OCS. Net cash used in investing activities for the three months ended March 31, 2007 was $534,000 and consisted primarily of purchases of property and equipment. Net cash provided by financing activities for the three months ended March 31, 2007 was $12.9 million, consisting of the proceeds from the exercise of certain warrants.

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

Our future capital requirements will depend on many factors, including the progress and results of our clinical trials, the duration and cost of discovery and preclinical development and laboratory testing and clinical trials for our product candidates, the timing and outcome of regulatory review of our product candidates, the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims and other intellectual property rights, the number and development requirements of other product candidates that we pursue and the costs of commercialization activities, including product marketing, sales and distribution.

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

Effects of Inflation and Currency Fluctuations

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation has had a material effect on our results of operations during the three months ended March 31, 2008 or the three months ended March 31, 2007.

Currency fluctuations could affect us by increased or decreased costs mainly for goods and services acquired outside of Israel. We do not believe currency fluctuations have had a material effect on our results of operations during the three months ended March 31, 2008 or the three months ended March 31, 2007.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of each of March 31, 2008 and March 31, 2007.

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations”, or SFAS 141(R). SFAS 141(R) changes the accounting for business combinations, including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance and income tax uncertainties. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early application is prohibited. We will be required to adopt SFAS 141(R) on January 1, 2009.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51”, or SFAS 160. SFAS 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Ownership interests in subsidiaries held by parties other than its parent company are required to be presented in the consolidated statement of financial position within equity, but separate from the parent company’s equity. SFAS 160 requires that changes in a parent company’s ownership interest while the parent company retains its controlling financial interest in its subsidiary should be accounted for in a manner similar to the accounting treatment of equity transactions. When a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary should be initially measured at fair value, with any gain or loss recognized in earnings.

SFAS 160 requires consolidated net income to be reported in amounts that include the amounts attributable to both the parent company and the noncontrolling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to both parent companies and the noncontrolling interests.

SFAS 160 is effective for fiscal years (including interim periods within those fiscal years) beginning on or after December 15, 2008. Earlier adoption is prohibited. Companies are required to apply SFAS 160 prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirement which shall be applied retrospectively for all periods presented. We are required to adopt SFAS 160 as of January 1, 2009. We are currently assessing the impact that SFAS 160 may have on our results of operations and financial position.

In December 2007, the FASB ratified EITF Issue No. 07-01, “Accounting for Collaborative Arrangements”, or EITF 07-01. EITF 07-01 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. EITF 07-01 also establishes the appropriate income statement presentation and classification for joint operating activities and payments between participants, as well as the sufficiency of the disclosures related to these arrangements. EITF 07-01 is effective for fiscal years beginning after December 15, 2008 (January 1, 2009, for the Company). Companies are required to apply EITF 07-01 using a modified version of retrospective transition for those arrangements in place at the effective date. In addition, companies are required to report the effects of the application of EITF 07-01 as a change in accounting principle through retrospective application to all prior periods presented for all arrangements existing as of the effective date, unless it is impracticable to apply the effects of the change retrospectively. We are currently assessing the impact that EITF 07-01 may have on our results of operations and financial position.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161 “Disclosures about Derivative Instruments and Hedging Activities”, or SFAS 161. SFAS 161 is intended to improve financial reporting regarding derivative instruments and hedging activities by requiring enhanced disclosure to enable investors to better understand the effects of such derivative instruments and hedging activities on a company’s financial position, financial performance and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged (January 1, 2009, for our company). SFAS 161 also improves transparency regarding the location and amounts of derivative instruments in a company’s financial statements; how derivative instruments and related hedged items are accounted for under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. We are currently evaluating the effect SFAS No. 161 will have on our financial statement presentations.

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

	Three months ended March 31,		Year ended December 31,
	2008	2007	2007
Average rate for period	3.6234	4.2155	4.1081
Rate at period end	3.5530	4.1550	3.8460

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The controls evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures are also designed to reasonably assure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Based on the controls evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the Commission, and that material information relating to our company and our consolidated subsidiary is made known to management, including the Chief Executive Officer and Chief Financial Officer, particularly during the period when our periodic reports are being prepared.

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

Changes in internal controls

There were no change in our internal controls over financial reporting (as defined in Rules 13a-15f and 15d-15f under the Exchange Act) that occurred during the quarter ended March 31, 2008 that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not involved in any material legal proceedings.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

There have been no unregistered sales of equity securities during the quarter ended March 31, 2008, other than the issuance of 92,459 shares of common stock, in the aggregate, in connection with the exercise by a certain officer and employees of outstanding stock options granted under our 2006 Stock Incentive Plan for aggregate proceeds of approximately $3,000. The shares were issued pursuant to exemptions from registration under Section 4(2) of the Securities Act of 1933.

Use of Proceeds

The effective date of our first registration statement, filed on Form S-3 under the Securities Act of 1933, which was accompanied by a registration statement on Form S-3 filed pursuant to Rule 462(b) under the Securities Act (Nos. 333-144801 and 333-146919), relating to a public offering of our common stock, was September 26, 2007 and the offering date was October 25, 2007. The sole book-running manager of the offering was UBS Investment Bank and CIBC World Markets (now Oppenheimer) served as the co-manager. In the offering we sold 10,000,000 shares of common stock at a price per share of $5.00. Our aggregate net proceeds (after underwriting discounts and expenses) amounted to approximately $46 million. The offering closed on October 30, 2007.

The amount of the underwriting discount paid by us was $3.5 million and the expenses of the offering, not including the underwriting discount, were approximately $810,000.

To date, the net proceeds of the offering were invested in accordance with our investment policy in short-term marketable securities. We intend to use the proceeds in the manner set forth in our prospectus of October 25, 2007.

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

PROTALIX BIOTHERAPEUTICS, INC.
(Registrant)
Date: May 6, 2008	By:	/s/ David Aviezer
David Aviezer, Ph.D. President and Chief Executive Officer (Principal Executive Officer)
Date: May 6, 2008	By:	/s/ Yossi Maimon
Yossi Maimon Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)