Form 10-Q
period 2008-06-30
Protalix BioTherapeutics, Inc.
filed 2008-08-08
CIK 1006281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
001-33357
(Commission file number)

PROTALIX BIOTHERAPEUTICS, INC.
(Exact name of registrant as specified in its charter)

Florida	65-0643773

(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

2 Snunit Street
Science Park
POB 455 Carmiel, Israel	20100

(Address of principal executive offices)	(Zip Code)
972-4-988-9488
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, par value $0.001 per share	American Stock Exchange
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☑
     On August 1, 2008, approximately 75,930,235 shares of the Registrant’s common stock, $0.001 par value, were outstanding.

FORM 10-Q

		Page
PART I — FINANCIAL INFORMATION

	Cautionary Statement Regarding Forward-Looking Statements	ii

Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets — As of June 30, 2008 (Unaudited) and December 31, 2007	1
	Condensed Consolidated Statements of Operations (Unaudited) — For the Six Months and the Three Months Ended June 30, 2008 and 2007; and for the Period from December 27, 1993 through June 30, 2008	2
	Condensed Consolidated Statement of Changes in Shareholders’ Equity — As of June 30, 2008 (Unaudited) and December 31, 2007	3
	Condensed Consolidated Statements of Cash Flows (Unaudited) — For the Six Months Ended June 30, 2008 and 2007; and for the Period from December 27, 1993 through June 30, 2008	4
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16
Item 4.	Controls and Procedures	17

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	18
Item 1A.	Risk Factors	18
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3.	Defaults Upon Senior Securities	19
Item 4.	Submission of Matters to a Vote of Security Holders	19
Item 5.	Other Information	19
Item 6.	Exhibits	20

Signatures		22
EX-3.6: AMENDED AND RESTATED BY-LAWS
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION

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
Examples of the risks and uncertainties include, but are not limited to, the following:
•	the inherent risks and uncertainties in developing drug platforms and products of the type we are developing;

•	delays in our preparation and filing of applications for regulatory approval;

•	delays in the approval or potential rejection of any applications we file with the United States Food and Drug Administration, or the FDA, or other regulatory authorities;

•	any lack of progress of our research and development (including the results of clinical trials we are conducting);

•	obtaining on a timely basis sufficient patient enrollment in our clinical trials;

•	the impact of development of competing therapies and/or technologies by other companies;

•	our ability to obtain additional financing required to fund our research programs;

•	the risk that we will not be able to develop a successful sales and marketing organization in a timely manner, if at all;

•	our ability to establish and maintain strategic license, collaboration and distribution arrangements and to manage our relationships with collaborators, distributors and partners;

•	potential product liability risks and risks of securing adequate levels of product liability and clinical trial insurance coverage;

•	the availability of reimbursement to patients from health care payors for our drug products, if approved;

•	the possibility of infringing a third party’s patents or other intellectual property rights;

•	the uncertainty of obtaining patents covering our products and processes and in successfully enforcing them against third parties;

•	the possible disruption of our operations due to terrorist activities and armed conflict, including as a result of the disruption of the operations of regulatory authorities, our subsidiary, our manufacturing facilities and our customers, suppliers, distributors, collaborative partners, licensees and clinical trial sites; and

•	other risks and uncertainties detailed in Section 1A of this Quarterly Report.
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

ii

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
PROTALIX BIOTHERAPEUTICS, INC.
(a development stage company)
CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. dollars in thousands, except share data)

	June 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$53,360	$61,813
Accounts receivable	1,920	1,354

Total current assets	55,280	63,167

FUNDS IN RESPECT OF EMPLOYEE RIGHTS UPON RETIREMENT	626	464

PROPERTY AND EQUIPMENT, NET	5,914	4,506

Total assets	$61,820	$68,137

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accruals:
Trade	$1,714	$899
Other	2,626	2,863

Total current liabilities	4,340	3,762

LIABILITY FOR EMPLOYEE RIGHTS UPON RETIREMENT	967	690

Total liabilities	5,307	4,452

SHAREHOLDERS’ EQUITY	56,513	63,685

Total liabilities and shareholders’ equity	$61,820	$68,137

The accompanying notes are an integral part of the condensed consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.
(a development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(U.S. dollars in thousands, except share data)
(Unaudited)

					Period from
					December 27, 1993*
	Six Months Ended		Three Months Ended		through
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007	June 30, 2008
REVENUES					$830

COST OF REVENUES					206

GROSS PROFIT					624

RESEARCH AND DEVELOPMENT EXPENSES (1)	$9,684	$5,707	$4,031	$3,175	41,277
less — grants	(2,515)	(1,081)	(1,149)	(343)	(8,702)

	7,169	4,626	2,882	2,832	32,575

GENERAL AND ADMINISTRATIVE EXPENSES (2)	3,992	8,490	2,016	6,503	24,694

OPERATING LOSS	11,161	13,116	4,898	9,335	56,645
FINANCIAL INCOME — NET	(1,819)	(506)	(669)	(175)	(4,267)
OTHER INCOME		(6)		(6)	(6)

NET LOSS BEFORE CHANGE IN ACCOUNTING PRINCIPLE	9,342	12,604	4,229	9,154	52,372
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE					(37)

NET LOSS FOR THE PERIOD	$9,342	$12,604	$4,229	$9,154	$52,335

NET LOSS PER SHARE OF COMMON STOCK — BASIC AND DILUTED:	$0.12	$0.19	$0.06	$0.14

WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK USED IN COMPUTING LOSS PER SHARE:

Basic and diluted	75,855,594	65,032,809	75,898,295	65,657,181

(1) Includes share-based compensation	672	1,084	(655)	878	5,347

(2) Includes share-based compensation	1,495	7,001	648	5,756	13,601

*	Incorporation date, see Note 1a.
The accompanying notes are an integral part of the condensed consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.
(a development stage company)
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(U.S. dollars in thousands, except share data)

							Deficit
							accumulated
		Convertible		Convertible		Additional	during
	Common	Preferred	Common	Preferred		paid-in	development
	Stock (2)	Shares	Stock	Shares	Warrants	capital	stage	Total
	Number of shares		Amount
Balance at December 27, 1993(1)
Changes during the period from December 27, 1993 through December 31, 2007:
Common Stock and convertible preferred A, B and C shares and warrants issued for cash (net of issuance costs of $5,078)	38,856,127	398,227	$39	$1	$1,382	$73,836		$75,258
Exercise of options granted to employees and non-employees	2,780,467	847	3			408		411
Conversion of convertible preferred shares into common stock	24,375,870	(399,074)	24	(1)		(23)
Change in accounting principle						(37)	$37
Expiration of warrants					(34)	34
Merger with a wholly owned subsidiary of the Company (net of issuance cost of $642)	583,280		1			240		241
Exercise of warrants	9,171,695		9		(1,348)	15,342		14,003
Restricted common stock issued for future services	8,000		*			11		11
Share-based compensation						16,791		16,791
Net loss for the period							(43,030)	(43,030)

Balance at December 31, 2007	75,775,439		76			106,602	(42,993)	63,685
Changes during the six month period ended June 30, 2008 (Unaudited):
Restricted common stock issued for future services						(5)		(5)
Share-based compensation						2,172		2,172
Exercise (includes Net Exercise) of options granted to employees	154,796		*			3		3
Net loss for the period							(9,342)	(9,342)

Balance at June 30, 2008 (Unaudited)	75,930,235		$76			$108,772	$(52,335)	$56,513

(1)	Incorporation date, see Note 1a.

(2)	Common Stock, $0.001 par value; Authorized — as of December 31, 2007 and June 30, 2008 - 150,000,000 shares.

*	Represents an amount less than $1.
The accompanying notes are an integral part of the condensed consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.
(a development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in thousands, except share data)
(Unaudited)

			Period from
			December 27, 1993*
	Six Months Ended		through
	June 30, 2008	June 30, 2007	June 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$(9,342)	$(12,604)	$(52,335)
Adjustments required to reconcile net loss to net cash used in operating activities:			—
Cumulative effect of change in accounting principle			(37)
Share based compensation	2,167	8,085	18,948
Financial income net (principal differences relate to currency transaction gains/losses)	(916)	47	(1,722)
Depreciation and impairment of fixed assets	582	277	2,521
Changes in accrued liability for employee rights upon retirement	277	127	967
Gain on amounts funded in respect of employee rights upon retirement	(81)	(8)	(185)
Gain on sale of fixed assets		(6)	(6)
Changes in operating assets and liabilities:
Increase in accounts receivable	(388)	(963)	(1,533)
Increase in accounts payable and accruals	254	156	3,261

Net cash used in operating activities	$(7,447)	$(4,889)	$(30,121)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	$(1,904)	$(809)	$(7,726)
Investment grant received in respect of fixed assets			38
Investment in restricted cash deposit			(47)
Proceeds from sale of property and equipment		10	11
Amounts funded in respect of employee rights upon retirement	(81)	(59)	(612)
Amounts paid in respect of employee rights upon retirement		14	171

Net cash used in investing activities	$(1,985)	$(844)	$(8,165)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan and convertible bridge loan received			$2,145
Repayment of loan			(1,000)
Issuance of shares and warrants, net of issuance cost	(56)	$12,910	74,059
Exercise of options and warrants	$3		14,417
Merger with a wholly owned subsidiary of the Company, net of issuance cost		(39)	237

Net cash (used) provided by financing activities	$(53)	$12,871	$89,858

EFFECT OF EXCHANGE RATE CHANGES ON CASH	$1,032	$(27)	$1,788

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(8,453)	7,111	53,360
BALANCE OF CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	61,813	15,378	—

BALANCE OF CASH AND CASH EQUIVALENTS AT END OF PERIOD	$53,360	$22,489	$53,360

The accompanying notes are an integral part of the condensed consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.
(a development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in thousands, except share data)
(Unaudited)
(Continued) — 2

			Period from
			December 27,
			1993*
	Six Months Ended		through
	June 30, 2008	June 30, 2007	June 30, 2008
SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest			$80

SUPPLEMENTARY INFORMATION ON INVESTING AND FINANCING ACTIVITIES NOT INVOLVING CASH FLOWS:
Conversion of convertible bridge loan into shares			$1,145

Purchase of property and equipment	$752	$451	$752

Issuance cost not yet paid and accruals — other:	$5	$5	$5

Issuance cost paid by a grant of options			$21

Consultants’ and director credit balance converted into shares			$80

Merger with a wholly owned subsidiary of the Company
Issuance cost setoff against accounts payable		$65

*	Incorporation date, see Note 1a.
The accompanying notes are an integral part of the condensed consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.
(a development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share data)
(Unaudited)
NOTE 1 — SIGNIFICANT ACCOUNTING POLICIES
a.	General
1.	Operation

Protalix BioTherapeutics, Inc. and its wholly-owned subsidiary, Protalix Ltd. (collectively, the “Company”), are biopharmaceutical companies focused on the development and commercialization of recombinant therapeutic proteins based on the Company’s proprietary ProCellExtm protein expression system (“ProCellEx”). The Company’s lead product development candidate is prGCD for the treatment of Gaucher disease, which the Company is developing using its ProCellEx protein expression system. The Company is currently enrolling and treating patients in a phase III clinical trial of prGCD, and has initiated an extension study in connection with the trial for patients that have completed the trial and chose to continue the treatment.

The Company has been in the development stage since its inception. The Company’s successful completion of its development program and its transition to normal operations is dependent upon the Company’s receipt of necessary regulatory approvals from the United States Food and Drug Administration (“FDA”) prior to selling its products within the United States, and foreign regulatory approvals must be obtained to sell its products internationally. There can be no assurance that the Company’s products will receive regulatory approvals, and a substantial amount of time may pass before the Company achieves a level of sales adequate to support the Company’s operations, if at all. The Company will also incur substantial expenditures in connection with the regulatory approval process and it might need to raise additional capital during the developmental period. Obtaining marketing approval will be directly dependent on the Company’s ability to implement the necessary regulatory steps required to obtain marketing approval in the United States and other countries and the success of the Company’s clinical trials. The Company cannot predict the outcome of these activities.

2.	Liquidity and Financial Resources

The Company currently does not have sufficient resources to complete the commercialization of any of its proposed products. Based on its current cash resources and commitments, the Company believes it will be able to maintain its current planned development activities and the corresponding level of expenditures for at least the next 24 months, although no assurance can be given that it will not need additional cash prior to such time. If there are unexpected increases in general and administrative expenses, capital expenditures and research and development expenses, the Company may need to seek additional financing during the next 24 months.
b.	General Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information, Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises”, and Article 10 of Regulation S-X under the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (of a normal recurring nature) considered necessary for a fair statement of the results for the interim periods presented have been included. Operating results for the interim period are not necessarily indicative of the results that may be expected for the full year. These unaudited condensed consolidated financial statements should be read in

PROTALIX BIOTHERAPEUTICS, INC.
(a development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share data)
(Unaudited)
NOTE 1 — SIGNIFICANT ACCOUNTING POLICIES (Continued)
conjunction with the audited consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2007, filed by the Company with the Securities and Exchange Commission (the “Commission”). The comparative balance sheet at December 31, 2007 has been derived from the audited financial statements at that date, but does not include all of the information and notes required under GAAP for complete financial statements.
c.	Net loss per share
Basic and diluted loss per share (“LPS”) are computed by dividing net loss by the weighted average number of shares of the Company’s common stock, par value $.001 per share (the “Common Stock”), outstanding for each period.

Shares of restricted Common Stock and the shares of Common Stock underlying outstanding options and warrants of the Company were not included in the calculation of diluted LPS because the effect would be anti-dilutive.

Diluted LPS does not include options, restricted shares of Common Stock and warrants of the Company in the amount of 12,404,378 and 10,883,292 shares of Common Stock for the six months ended June 30, 2007 and 2008, respectively, and 11,801,505 and 11,181,138 shares of Common Stock for the three months ended June 30, 2007 and 2008, respectively.
d.	Newly issued Accounting Pronouncements
1.	In December 2007, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) changes the accounting for business combinations, including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance and income tax uncertainties. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early application is prohibited. The Company will be required to adopt SFAS 141(R) on January 1, 2009.

2.	In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Ownership interests in subsidiaries held by parties other than the parent company of the subsidiary are required to be presented in the consolidated statement of financial position within equity, but separate from the parent company’s equity. SFAS 160 requires that changes in a parent company’s ownership interest while the parent company retains its controlling financial interest in its subsidiary should be accounted for in a manner similar to the accounting treatment of equity transactions. When a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary should be initially measured at fair value, with any gain or loss recognized in earnings. SFAS 160 requires consolidated net income to be reported in amounts that include the amounts attributable to both the parent company and the noncontrolling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to both parent companies and the noncontrolling interests.

PROTALIX BIOTHERAPEUTICS, INC.
(a development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share data)
(Unaudited)
NOTE 1 — SIGNIFICANT ACCOUNTING POLICIES (Continued)
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

3.	In December 2007, the FASB ratified EITF Issue No. 07-01, “Accounting for Collaborative Arrangements” (“EITF 07-01”). EITF 07-01 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. EITF 07-01 also establishes the appropriate income statement presentation and classification for joint operating activities and payments between participants, as well as the sufficiency of the disclosures related to these arrangements. EITF 07-01 is effective for fiscal years beginning after December 15, 2008 (January 1, 2009, for the Company). Companies are required to apply EITF 07-01 using a modified version of retrospective transition for those arrangements in place at the effective date. In addition, companies are required to report the effects of the application of EITF 07-01 as a change in accounting principle through retrospective application to all prior periods presented for all arrangements existing as of the effective date, unless it is impracticable to apply the effects of the change retrospectively. The Company is currently assessing the impact that EITF 07-01 may have on its results of operations and financial position.

4.	In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 is intended to improve financial reporting regarding derivative instruments and hedging activities by requiring enhanced disclosure to enable investors to better understand the effects of such derivative instruments and hedging activities on a company’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged (January 1, 2009, for the Company). SFAS 161 also improves transparency regarding the location and amounts of derivative instruments in a company’s financial statements; how derivative instruments and related hedged items are accounted for under Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities”; and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. The Company is currently evaluating the effect SFAS 161 will have on its financial statement presentations.

5.	In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). The statement is intended to improve financial reporting by identifying a consistent hierarchy for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP). SFAS 162 will go into effect 60 days following the Commission’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411 “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. The Company does not expect the adoption of SFAS 162 to have a material impact on its results of operations and financial position.

PROTALIX BIOTHERAPEUTICS, INC.
(a development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share data)
(Unaudited)
NOTE 1 — SIGNIFICANT ACCOUNTING POLICIES (Continued)
e.	Reclassifications

Certain figures in respect of prior years have been reclassified to conform with the current year presentation.
NOTE 2 — STOCK TRANSACTIONS
a.	During the three months ended June 30, 2008, the Company issued 154,796 shares of Common Stock in connection with the exercise of 189,460 options by certain officers and employees of the Company. The Company received cash proceeds equal to $3 in connection with such exercises as 167,440 of such options were exercised on a “net-exercise” basis.

b.	On February 7, 2008, the Company’s board of directors approved the grant of options to purchase 50,000 shares of Common Stock to a newly appointed member of the Company’s board of directors, at an exercise price of $3.02 per share. The options vest over a four-year period and are exercisable for a 10-year period commencing on the date of grant.

The Company estimated the fair value of the options on the date of the grant using the Black-Scholes option-pricing model to be approximately $109, based on the following assumptions: dividend yield of 0% for all years; expected volatility of 62.5%; risk-free interest rates of 2.9%; and expected life of 10 years.

c.	On February 7, 2008, the Company’s board of directors approved the grant of options to purchase 1,900,000 shares of Common Stock, in the aggregate, to certain officers and employees of the Company, at an exercise price of $5.00 per share. The options vest variably over periods of up to five years and are exercisable for a 10-year period commencing on the date of grant.

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

PROTALIX BIOTHERAPEUTICS, INC.
(a development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share data)
(Unaudited)
NOTE 3 — COMMITMENTS (Continued)
b.	During the quarter ended June 30, 2008, the Company entered into contracts with certain third parties in connection with certain clinical services. In accordance with the terms and conditions of such agreements, commencement of the services will begin in the quarter ending September 30, 2008. The aggregate fees payable by the Company during the life of the agreements are equal to approximately $400.
NOTE 4 — FAIR VALUE
On January 1, 2008, the Company adopted the methods of fair value as described in SFAS No. 157 (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosure about fair value measurements to value its financial assets and liabilities. As defined in SFAS No. 157, fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In order to increase consistency and comparability in fair value measurements, SFAS No. 157 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels, which are described as follows:
Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.

Level 2: Observable prices that are based on inputs not quoted on active markets, but corroborated by market data.

Level 3: Unobservable inputs are used when little or no market data is available. The fair value hierarchy gives the lowest priority to Level 3 inputs.
The adoption of SFAS 157 did not have a material impact on the Company’s results of operations and financial condition as the Company does not have any financial assets and liabilities measured at fair value on a recurring basis subject to the requirements of SFAS 157 except money market funds in the amount of approximately $43,000 included in cash equivalents and classified as level 1.
NOTE 5 — SUBSEQUENT EVENT
During July 2008, the Company entered into contracts with certain third parties in connection with certain clinical services. In accordance with the terms and conditions of such agreements, commencement of the services will begin in the quarter ending September 30, 2008. The aggregate fees payable by the Company during the life of the agreements are equal to approximately $900.

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
     Our lead product development candidate is prGCD for the treatment of Gaucher disease, which we are developing using our ProCellEx protein expression system. In July 2007, we reached an agreement with the United States Food and Drug Administration, or the FDA, on the final design of our pivotal phase III clinical trial of prGCD, through the FDA’s special protocol assessment (SPA) process. We initiated enrollment and treatment of patients in our phase III clinical trial of prGCD in the third quarter of 2007. During third quarter of, 2008, we initiated a double-blind, follow-on extension study as part of our phase III clinical trial. prGCD is our proprietary recombinant form of Glucocerebrosidase (GCD), an enzyme naturally found in human cells that is mutated or deficient in patients with Gaucher disease. The current standard of care for Gaucher disease is enzyme replacement therapy, a medical treatment in which the GCD enzyme is injected into patients in whom the enzyme is lacking or dysfunctional. Although Gaucher disease is a relatively rare disease, it represents a large commercial market due to the severity of the symptoms and the chronic nature of the disease. The annual worldwide sales of Cerezyme, an enzyme replacement therapy produced by Genzyme Corporation and currently the only approved enzyme replacement therapy for Gaucher disease, were approximately $1.1 billion in 2007, and $624 million for the six months ended June 30, 2008, according to public reports by Genzyme. prGCD is a plant cell expressed version of the GCD enzyme, developed through our ProCellEx protein expression system. prGCD has an amino acid, glycan and three-dimensional structure that is very similar to its naturally-produced counterpart as well as to Cerezyme, the mammalian cell expressed version of the same protein. We believe prGCD may prove more cost-effective than the currently marketed alternative due to the cost benefits of expression through our ProCellEx protein expression system. In addition, based on our laboratory testing, preclinical and clinical results, we believe that prGCD may have the potential for increased potency and efficacy compared to the existing enzyme replacement therapy for Gaucher disease, which may translate into lower dosages and/or less frequent treatments.
     In addition to prGCD, we are developing an innovative product pipeline using our ProCellEx protein expression system, including therapeutic protein candidates for the treatment of Fabry disease, a rare, genetic lysosomal disorder in humans, and for female infertility disorders. We are also developing an acetylcholinesterase enzyme-based therapy for biodefense and intoxication treatments. We plan to file an investigational new drug application (IND) with the FDA with respect to at least one additional product by the end of 2008 or early 2009. We believe that we may be able to reduce the development risks and time to market for our product candidates as our product candidates are based on well-understood proteins with known biological mechanisms of actions. We hold the worldwide commercialization rights to our proprietary development candidates and we intend to establish an internal, commercial infrastructure and targeted sales force to market prGCD and our other products, if approved, in North America, the European Union and in other significant markets, including Israel.
     Our business is conducted by our wholly owned subsidiary, Protalix Ltd., which we acquired through a reverse merger transaction effective December 31, 2006. The merger transaction was treated as a recapitalization for accounting purposes and, as such, the results of operations discussed below are those of Protalix Ltd. Prior to the merger transaction, we had not conducted any operations for several years. Protalix Ltd. was originally incorporated in Israel in December 1993. Since its inception in December 1993, Protalix Ltd. has generated significant losses in connection with its research and development, including the clinical development of prGCD. At June 30, 2008, we had an accumulated deficit of $52.3 million. Since we do not generate revenue from any of our product candidates, we expect to continue to generate losses in connection with the continued clinical development of prGCD and the research and development activities relating to our technology and other drug candidates. Such research and development activities are budgeted to expand over time and will require further resources if we are to be successful. As a result, we believe that our operating losses are likely to be substantial over the next several years. We will need to obtain additional funds for the commercialization of our lead product, prGCD, and to further develop the research and clinical development of our other programs.
Critical Accounting Policies
     Our significant accounting policies are described in Note 1 to our condensed consolidated financial statements appearing at the beginning of this Quarterly Report on Form 10-Q.
Results of Operations
Three months ended June 30, 2008 compared to the three months ended June 30, 2007
Research and Development Expenses
     Research and development expenses were $4.0 million for the three months ended June 30, 2008, an increase of $856,000, or 27%, from $3.2 million for the three months ended June 30, 2007. The increase resulted from the increase of $763,000 in payments to consultants and subcontractors associated with research and development. Such increase is mainly due to the costs incurred by us in connection with our phase III clinical trial of prGCD, which we commenced during the third quarter of 2007. The increase was partially offset by grants of $1.1 million from the Office of the Chief Scientist, or the OCS, during the three months ended June 30, 2008, an increase of approximately $806,000 compared to grants equal to $343,000 received from the OCS during the three months ended June 30, 2007.
     We expect research and development expenses to continue to increase as we enter into a more advanced stage of clinical trials for our product candidates, especially with respect to the anticipated continued progress in our phase III clinical trial of prGCD and with the extension study that we initiated in the third quarter of 2008 for patients that have completed such trial and chose to continue the treatment.
General and Administrative Expenses
     General and administrative expenses were $2.0 million for the three months ended June 30, 2008, a decrease of $4.5 million, or approximately 69%, from $6.5 million for the three months ended June 30, 2007. The decrease resulted primarily from a $5.1 million decrease in share-based compensation resulting from the decrease in the fair value of the common stock underlying the portions of certain outstanding stock options granted to consultants that vested during the three-month period ended June 30, 2008.
Financial Expenses and Income
     Financial income was $669,000 for the three months ended June 30, 2008, an increase of $494,000 or approximately 282%, from $175,000 for the three months ended June 30, 2007. The increase resulted primarily from a higher balance of cash and cash equivalents as of June 30, 2008, which primarily resulted from the interest income earned on the proceeds generated from our underwritten public offering in October 2007 and from the devaluation of the Dollar against the New Israeli Shekel, or NIS.
Six months ended June 30, 2008 compared to the six months ended June 30, 2007
Research and Development Expenses
     Research and development expenses were $9.7 million for the six months ended June 30, 2008, an increase of $4.0 million, or 70%, from $5.7 million for the six months ended June 30, 2007. The increase resulted primarily from the increase of $3.2 million in salaries for new and existing employees and related consulting and the costs of materials associated with research and development. The increase was partially offset by grants of $2.5 million from the OCS, during the six months ended June 30, 2008, an increase of approximately $1.4 million compared to grants equal to $1.1 million received from the OCS during the six months ended June 30, 2007.
     We expect research and development expenses to continue to increase as we enter into a more advanced stage of clinical trials for our product candidates, especially with respect to our phase III clinical trial of prGCD and with the extension study that we initiated in the third quarter of 2008 for patients that have completed such trial and chose to continue the treatment.
General and Administrative Expenses
     General and administrative expenses were $4.0 million for the six months ended June 30, 2008, a decrease of $4.5 million, or approximately 53%, from $8.5 million for the six months ended June 30, 2007. The decrease resulted primarily from a $5.5 million decrease in share-based compensation resulting from the decrease in the fair value of the shares of common stock underlying the portions of certain outstanding stock options granted to consultants that vested during the six-month period ended June 30, 2008. The decrease was partially set off by the increase of $455,000 in salaries and related expenses.
Financial Expenses and Income
     Financial income was $1.8 million for the six months ended June 30, 2008, an increase of $1.3 million, or approximately 259%, from $506,000 for the six months ended June 30, 2007. The increase resulted primarily from a higher balance of cash and cash equivalents as of June 30, 2008, which primarily resulted from the interest income earned on the proceeds generated from our underwritten public offering in October 2007 and from the devaluation of the Dollar against the NIS.
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
Cash Flows
     Net cash used in operations was $7.4 million for the six months ended June 30, 2008. The net loss for the six months ended June 30, 2008 of $9.3 million was partially offset by $2.2 million of non-cash share-based compensation. Net cash used in investing activities for the six months ended June 30, 2008 was $2.0 and consisted primarily of purchases of property and equipment. Net cash used in financing activities for the six months ended

June 30, 2008 was $53,000, consisting of expenses paid during such period in connection with the October 2007 underwritten offering.
     Net cash used in operations was $4.9 million for the six months ended June 30, 2007. The net loss for the six months ended June 30, 2007 of $12.6 million was partially offset by $8.1 million of non-cash share-based compensation but was increased due to an increase in accounts receivable of $963,000, mainly due to grants to be received from the OCS. Net cash used in investing activities for the six months ended June 30, 2007 was $844,000 and consisted primarily of purchases of property and equipment. Net cash provided by financing activities for the six months ended June 30, 2007 was $12.9 million, consisting of the proceeds from the exercise of certain warrants.
Future Funding Requirements
     We expect to incur losses from operations for the foreseeable future. We expect to incur increasing research and development expenses, including expenses related to the hiring of personnel and additional clinical trials. We expect that general and administrative expenses will also increase as we expand our finance and administrative staff, add infrastructure, and incur additional costs related to being a public company in the United States, including the costs of directors’ and officers’ insurance, investor relations programs and increased professional fees. In addition, we are considering a new manufacturing facility for the manufacture of our product candidates, which would increase our capital expenditures significantly.
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
Effects of Inflation and Currency Fluctuations
     Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation has had a material effect on our results of operations during the six months ended June 30, 2008 or the six months ended June 30, 2007.

     Currency fluctuations could affect us by increased or decreased costs mainly for goods and services acquired outside of Israel. We do not believe currency fluctuations have had a material effect on our results of operations during the six months ended June 30, 2008 or the six months ended June 30, 2007.
Off-Balance Sheet Arrangements
     We have no off-balance sheet arrangements as of each of June 30, 2008 and June 30, 2007.
Recently Issued Accounting Pronouncements
     In December 2007, the Financial Accounting Standards Board, or the FASB, issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations”, or SFAS 141(R). SFAS 141(R) changes the accounting for business combinations, including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance and income tax uncertainties. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early application is prohibited. We will be required to adopt SFAS 141(R) on January 1, 2009.
     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51”, or SFAS 160. SFAS 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Ownership interests in subsidiaries held by parties other than the parent company of the subsidiary are required to be presented in the consolidated statement of financial position within equity, but separate from the parent company’s equity. SFAS 160 requires that changes in a parent company’s ownership interest while the parent company retains its controlling financial interest in its subsidiary should be accounted for in a manner similar to the accounting treatment of equity transactions. When a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary should be initially measured at fair value, with any gain or loss recognized in earnings. SFAS 160 requires consolidated net income to be reported in amounts that include the amounts attributable to both the parent company and the noncontrolling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to both parent companies and the noncontrolling interests.
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
     In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles”, or SFAS 162. SFAS 162 is intended to improve financial reporting by identifying a consistent hierarchy for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP). SFAS 162 will go into effect 60 days following the approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411 “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles” by the Securities and Exchange Commission, or the Commission. We do not expect the adoption of SFAS 162 to have a material impact on our results of operations and financial position.
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

	Six months ended		Year ended
	June 30,		December 31,
	2008	2007	2007
Average rate for period	3.5218	4.1499	4.1081
Rate at period end	3.3520	4.2490	3.8460
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The controls evaluation was conducted under the supervision, and with the participation, of management, including our Chief Executive Officer and Chief Financial Officer. Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures are also designed to reasonably assure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Changes in internal controls
     There were no change in our internal controls over financial reporting (as defined in Rules 13a-15f and 15d-15f under the Exchange Act) that occurred during the period ended June 30, 2008 that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     We are not involved in any material legal proceedings.
Item 1A. Risk Factors
     We describe our business risk factors below. This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
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
     In connection with the merger, substantially all of the former shareholders of Protalix Ltd. entered into lock-up agreements with respect to their shares of our common stock to satisfy Israeli tax laws and contractual obligations. The lock-up agreements prohibited such former shareholders of Protalix Ltd. from, directly or indirectly, selling or otherwise transferring the shares of our common stock issued to them in connection with the merger during a period commencing upon the closing of the merger and ending on January 1, 2009. However, during such period, each such former Protalix Ltd. shareholder was permitted, under the terms of the lock-up agreements and the tax ruling described below, to sell an aggregate of 10% of each such shareholder’s original number of locked-up shares. All permitted sales of locked-up shares that may be made during such time period are cumulative. On June 11, 2008, after completing discussions with the Israeli tax authorities regarding the tax ruling, we approved the early termination of the lock-up agreements for holders of 5% or less of our outstanding shares as of the closing of the merger. The early termination of the lock-up agreements allows an additional 22,929,381 shares of our common stock to become eligible for sale on the public market. However, up to 35,875,319 shares of our common stock and options and warrants to purchase 3,046,052 shares of our common stock, or approximately 51.3% of our outstanding shares of common stock, remain subject to the lock-up agreements until January 1, 2009.
     Under applicable Israeli tax law incorporated by reference into the tax ruling obtained by Protalix Ltd. from the Israeli tax authorities in connection with the merger, until January 1, 2009, we must maintain our holding of at least 51% of Protalix Ltd. and our shareholders at the time of the consummation of the merger must maintain, in the aggregate, holdings of at least 51% of our outstanding share capital. This restriction limits, to an extent, the volume of our shares available for public trading.
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
     Sales by shareholders of substantial amounts of our shares, the issuance of new shares by us or the perception that these sales may occur in the future, could affect materially and adversely the market price of our common stock. As described herein, substantially all of the former shareholders of Protalix Ltd. (holding, in the aggregate, 65,094,232 shares of our common stock and options and warrants to purchase 3,628,826 shares of our common stock) entered into lock-up agreements with respect to their securities of our company to satisfy Israeli tax laws and contractual obligations. The lock-up agreements prohibit such former shareholders of Protalix Ltd. from, directly or indirectly, selling or otherwise transferring the shares of our common stock issued to them in connection with the merger during a period commencing upon the closing of the merger and ending on January 1,

2009. However, during such period, each such former Protalix Ltd. shareholder may, under the terms of the lock-up agreements and a tax ruling received by Protalix Ltd. from the Israeli tax authorities in connection with the merger, sell an aggregate of 10% of each such shareholder’s original number of locked-up shares. On June 11, 2008, after completing discussions with the Israeli tax authorities regarding the tax ruling, we approved the early termination of the lock-up agreements for holders of 5% or less of our outstanding shares as of the closing of the merger. The early termination of the lock-up agreements allows an additional 22,929,381 shares of our common stock to become eligible for sale on the public market.
     In addition, on January 1, 2009, the remaining lock-up agreements entered into in connection with the merger will expire which will allow an additional 35,875,319 shares of our common stock and options and warrants to purchase 3,046,052 shares of our common stock, or approximately 51.3% of our outstanding shares of common stock, to be available for sale on the public market, subject in most cases to the limitations of either Rule 144 or Rule 701 under the Securities Act.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
     There have been no unregistered sales of equity securities during the quarter ended June 30, 2008, other than the issuance of 154,796 shares of common stock, in the aggregate, in connection with the exercise by certain of our officers and employees of outstanding stock options to purchase 189,460 shares of common stock granted under our 2006 Stock Incentive Plan. We received cash proceeds equal to $3,000 in connection with such exercises as 167,440 of such options were exercised on a “net-exercise” basis. The shares were issued pursuant to exemptions from registration under Section 4(2) of the Securities Act of 1933.
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
Item 5. Other Information
     On August 7, 2008, our Board of Directors adopted Amended and Restated Bylaws. The Amended and Restated Bylaws differ from our previous Bylaws in several respects. Our Board of Directors adopted the Amended and Restated Bylaws to modernize the by-laws and provide clarity and consistency with the Florida Business Corporation Act. The primary and substantive changes are as follows:

     The Amended and Restated Bylaws include two advance notice provisions, which apply when a shareholder wishes to present either (i) a proposal relating to the nomination of directors or (ii) a proposal relating to matters other than nominations of directors, otherwise than pursuant to Rule 14a-8 of the proxy rules of the Commission. The provisions require that a shareholder desiring to introduce a proposal, or nominate a director, at a meeting of shareholders, deliver notice to our Secretary not less than 45 days nor more than 75 days prior to the date on which we first mailed its proxy materials for the previous year’s annual meeting of shareholders (or, in the absence of proxy materials, mailed its notice of meeting) in order to include a proposal at the annual meeting. The notice must set forth certain information, including a description of the matters proposed to be discussed.
     In each of the two advance notice provisions, our Board of Directors added a requirement that any shareholder submitting a shareholder proposal must make certain disclosures regarding any derivative or short positions, profit interests, options, warrants, stock appreciation or similar rights, hedging transactions, and borrowed or loaned shares of our company.
     Section 6.1 of the Amended and Restated Bylaws was amended to allow for shares of our stock to be represented in certificated and uncertificated form, which is consistent with the trading rules of the American Stock Exchange.
     In the provision regarding amendments to the Amended and Restated Bylaws, our Board of Directors removed the ability of shareholders to specify in any bylaw made by them that such bylaw cannot be altered, amended, or repealed by our Board of Directors.
In addition to these substantive changes, our Board of Directors made several amendments to modernize the bylaws, which include provisions permitting remote communications, expanding indemnification rights of officers and directors, and altering the notice provisions in accordance with the Florida Business Corporation Act to give notice of a shareholder meeting not less than 20 nor more than 60 days in advance of the meeting where the matter to be acted on is a merger or consolidation or a sale, lease, or exchange of all or substantially all of our assets.
Item 6. Exhibits

Exhibit
Number	Exhibit Description	Method of Filing

3.1	Amended and Restated Articles of Incorporation of the Company	Incorporated by reference to the Company’s Registration Statement on Form S-4 filed on March 26, 1998, SEC File No. 333-48677

3.2	Article of Amendment to Articles of Incorporation dated June 9, 2006	Incorporated by reference to the Company’s Registration Statement on Form 8-A filed on March 9, 2007, SEC File No. 001-33357

3.3	Article of Amendment to Articles of Incorporation dated December 13, 2006	Incorporated by reference to the Company’s Registration Statement on Form 8-A filed on March 9, 2007, SEC File No. 001-33357

3.4	Article of Amendment to Articles of Incorporation dated December 26, 2006	Incorporated by reference to the Company’s Registration Statement on Form 8-A filed on March 9, 2007, SEC File No. 001-33357

3.5	Article of Amendment to Articles of Incorporation dated February 26, 2007	Incorporated by reference to the Company’s Registration Statement on Form 8-A filed on March 9, 2007, SEC File No. 001-33357

3.6	Amended and Restated By-Laws	Filed herewith

Exhibit
Number	Exhibit Description	Method of Filing
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Certification of Chief Executive Officer	Filed herewith

32.2	18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Certification of Chief Financial Officer	Filed herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROTALIX BIOTHERAPEUTICS, INC.
(Registrant)

Date: August 8, 2008	By:	/s/ David Aviezer
David Aviezer, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2008	By:	/s/ Yossi Maimon
Yossi Maimon
Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)