Form 10-Q/A
period 2008-03-31
Protalix BioTherapeutics, Inc.
filed 2009-03-06
CIK 1006281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

FORM 10-Q/A

 i

     Except where the context otherwise requires, the terms, “we,” “us,” “our” or “the Company” refer to the business of Protalix BioTherapeutics, Inc. and its consolidated subsidiaries, and “Protalix” or “Protalix Ltd.” refers to the business of Protalix Ltd., our wholly-owned subsidiary and sole operating unit.
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
 ii

EXPLANATORY NOTE
The Company is restating its financial statements for the quarterly period ended March 31, 2007 by amending its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008 to change the accounting treatment of certain stock-based compensation of non-employees required by SFAS 123(R), Share-Based Payment, or SFAS 123R, for certain transactions with nonemployees.
All amendments and restatements to the financial statements are non-cash in nature.
An explanation of the change in accounting treatment and its impact on the Company’s financial statements is contained in Note 2 to the financial statements contained in Item 1 of this report.
The following sections of this Form 10-Q/A have been amended to reflect the restatement:
Part I — Item 1 — Financial Statements
Part I — Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
Other than as stated above, this Form 10-Q/A continues to speak as of March 31, 2008 or (where applicable) as of the date of the filing of the original Form 10-Q, and the information in this Form 10-Q/A does not modify or update any other item or disclosure in the original Form 10-Q or reflect any other events occurring after the filing of the original Form 10-Q.
This amended Form 10-Q/A should be read in conjunction with any periodic reports that have been filed subsequent to the date of the filing of the original Form 10-Q.

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

PROTALIX BIOTHERAPEUTICS, INC.
(a development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(U.S. dollars in thousands, except share data)
(Unaudited)

			Period from
			December 27, 1993*
	Three Months Ended		through
	March 31, 2008	March 31, 2007	March 31, 2008
		(restated)	(restated)
REVENUES			$830
COST OF REVENUES			206

GROSS PROFIT			624

RESEARCH AND DEVELOPMENT EXPENSES (1)	$5,653	$3,226	37,955
less — grants	(1,366)	(738)	(7,553)

	4,287	2,488	30,402

GENERAL AND ADMINISTRATIVE EXPENSES (2)	1,976	6,392	31,572

OPERATING LOSS	6,263	8,880	61,350
FINANCIAL INCOME — NET	(1,150)	(331)	(3,598)
OTHER INCOME			(6)

NET LOSS BEFORE CHANGE IN ACCOUNTING PRINCIPLE	5,113	8,549	57,746
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE			(37)

NET LOSS FOR THE PERIOD	$5,113	$8,549	$57,709

NET LOSS PER SHARE OF COMMON STOCK — BASIC AND DILUTED:	$0.07	$0.13

WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK USED IN COMPUTING LOSS PER COMMON STOCK:

Basic and diluted	75,811,866	64,365,376

(1) Includes share-based compensation	1,327	900	6,711

(2) Includes share-based compensation	847	5,650	21,847

*	Incorporation date. See Note 1a.
The accompanying notes are an integral part of the condensed consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.
(a development stage company)
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(U.S. dollars in thousands, except share data)

							Deficit
							accumulated
		Convertible		Convertible		Additional	during
	Common	Preferred	Common	Preferred		paid-in	development
	Stock (2)	Shares	Stock	Shares	Warrants	capital	stage	Total
	Number of shares		Amount
Balance at December 27, 1993(1)
Changes during the period from December 27, 1993 through December 31, 2007 (restated):
Common Stock and convertible preferred A, B and C shares and warrants issued for cash (net of issuance costs of $5,078)	38,856,127	398,227	$39	$1	$1,382	$73,836		$75,258
Exercise of options granted to employees and non-employees	2,780,467	847	3			408		411
Conversion of convertible preferred shares into common stock	24,375,870	(399,074)	24	(1)		(23)
Change in accounting principle						(37)	$37
Expiration of warrants					(34)	34
Merger with a wholly owned subsidiary of the Company (net of issuance cost of $642)	583,280		1			240		241
Exercise of warrants	9,171,695		9		(1,348)	15,342		14,003
Restricted common stock issued for future services	8,000		*			11		11
Share-based compensation						26,394		26,394
Net loss for the period							(52,633)	(52,633)

Balance at December 31, 2007 (restated)	75,775,439		76			116,205	(52,596)	63,685
Changes during the three month period ended March 31, 2008 (Unaudited):
Restricted common stock issued for future services						(6)		(6)
Share-based compensation						2,180		2,180
Exercise (includes Net Exercise) of options granted to employees	92,459		*			3		3
Net loss for the period							(5,113)	(5,113)

Balance at March 31, 2008 (Unaudited) (restated)	75,867,898		$76			$118,382	$(57,709)	$60,749

*	Represents an amount less than $1.

(1)	Incorporation date. See Note 1a.

(2)	Common Stock, $0.001 par value; Authorized — as of December 31, 2007 and March 31, 2008 - 150,000,000 shares.
The accompanying notes are an integral part of the condensed consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.
(a development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in thousands, except share data)
(Unaudited)

			Period from
			December 27, 1993*
	Three Months Ended		through
	March 31, 2008	March 31, 2007	March 31, 2008
		(restated)	(restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$(5,113)	$(8,549)	$(57,709)
Adjustments required to reconcile net loss to net cash used in operating activities:		—	—
Cumulative effect of change in accounting principle			(37)
Share based compensation	2,174	6,550	28,558
Financial income net (principal differences relate to currency exchange rates)	(580)	(43)	(1,386)
Depreciation and impairment of fixed assets	262	132	2,201
Changes in accrued liability for employee rights upon retirement	182	74	872
Gain on amounts funded in respect of employee rights upon retirement	(41)	(5)	(145)
Gain on sale of fixed assets			(6)
Changes in operating assets and liabilities:
Increase in accounts receivable	(658)	(886)	(1,803)
Increase (decrease) in accounts payable and accruals	(33)	(129)	2,974

Net cash used in operating activities	$(3,807)	$(2,856)	$(26,481)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	$(817)	$(516)	$(6,639)
Investment grant received in respect of fixed assets			38
Investment in restricted cash deposit			(47)
Proceeds from sale of property and equipment		4	11
Amounts funded in respect of employee rights upon retirement	(39)	(30)	(570)
Amounts paid in respect of employee rights upon retirement		8	171

Net cash used in investing activities	$(856)	$(534)	$(7,036)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan and convertible bridge loan received			$2,145
Repayment of loan			(1,000)
Issuance of shares and warrants, net of issuance cost	$(20)		74,095
Exercise of options and warrants	$3	$12,910	14,417
Merger with a wholly-owned subsidiary of the Company, net of issuance cost		(39)	237

Net cash provided by financing activities	$(17)	$12,871	$89,894

EFFECT OF EXCHANGE RATE CHANGES ON CASH	$649	$37	$1,405
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,031)	9,518	57,782
BALANCE OF CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	61,813	15,378	—

BALANCE OF CASH AND CASH EQUIVALENTS AT END OF PERIOD	$57,782	$24,896	$57,782

The accompanying notes are an integral part of the condensed consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.
(a development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in thousands, except share data)
(Unaudited)
(Continued) — 2

			Period from
			December 27,
			1993*
	Three Months Ended		through
	March 31, 2008	March 31, 2007	March 31, 2008
		(restated)	(restated)
SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest			$80

SUPPLEMENTARY INFORMATION ON INVESTING AND FINANCING ACTIVITIES NOT INVOLVING CASH FLOWS:
Conversion of convertible bridge loan into shares			$1,145

Purchase of property and equipment	$1,009	$249	$1,009

Issuance cost not yet paid and accruals — other:	$41	$5	$41

Issuance cost paid by a grant of options			$21

Consultants’ and director credit balance converted into shares			$80

Merger with a wholly owned subsidiary of the Company Issuance cost setoff against accounts payable		$65

*	Incorporation date. See Note 1a.
The accompanying notes are an integral part of the condensed consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share data)
(Unaudited)
NOTE 1 — SIGNIFICANT ACCOUNTING POLICIES
a.	General
1.	Operation

Protalix BioTherapeutics, Inc. (the “Company”), and its wholly-owned subsidiary, Protalix Ltd. (the “Subsidiary” or “Protalix Ltd.”), are biopharmaceutical companies focused on the development and commercialization of recombinant therapeutic proteins based on the Company’s proprietary ProCellExtm protein expression system (“ProCellEx”). The Company’s lead product development candidate is prGCD for the treatment of Gaucher disease, which the Company is developing using its ProCellEx protein expression system. The Company is currently enrolling and treating patients in a phase III clinical trial of prGCD.

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

On December 31, 2006, the Company (formerly Orthodontix, Inc.) consummated the acquisition of Protalix Ltd., a privately-held Israeli biotechnology company incorporated on December 27, 1993, by the merger (the “Merger”) of its wholly owned subsidiary, Protalix Acquisition Co., Ltd., with Protalix Ltd. At and as of the Merger, the former shareholders of Protalix Ltd. received a number of shares of the Company’s common stock, par value $.001 per share (the “Common Stock”), equal to more than 99% of the outstanding shares of Common Stock. As a result, Protalix Ltd. is now the Company’s wholly-owned subsidiary. As of that date, for accounting purposes, the Merger was accounted for as a recapitalization of Protalix Ltd. Accordingly, the historical financial statements of the Company reflect the historical operations and financial statements of Protalix Ltd. before the Merger.

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

2.	In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 is expected to expand the use of fair value accounting but does not affect existing standards that require certain assets or liabilities to be carried at fair value. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company adopted SFAS 159 on January 1, 2008. The adoption did not have any impact on the Company’s financial position since the Company did not elect the fair value option for any assets or liabilities under SFAS 159.

3.	In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) changes the accounting for business combinations, including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance and income tax uncertainties. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early application is prohibited. The Company will be required to adopt SFAS 141(R) on January 1, 2009.

4.	In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Ownership interests in subsidiaries held by parties other than its parent company are required to be presented in the consolidated statement of financial position within equity, but separate from the parent company’s equity. SFAS 160 requires that changes in a parent company’s ownership interest while the parent company retains its controlling financial interest in its subsidiary should be accounted for in a manner similar to the accounting treatment of equity transactions. When a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary should be initially measured at fair value, with any gain or loss recognized in earnings.

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

PROTALIX BIOTHERAPEUTICS, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share data)
(Unaudited)
NOTE 1 — SIGNIFICANT ACCOUNTING POLICIES (Continued):
5.	In December 2007, the FASB ratified EITF Issue No. 07-01, “Accounting for Collaborative Arrangements” (“EITF 07-01”). EITF 07-01 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. EITF 07-01 also establishes the appropriate income statement presentation and classification for joint operating activities and payments between participants, as well as the sufficiency of the disclosures related to these arrangements. EITF 07-01 is effective for fiscal years beginning after December 15, 2008 (January 1, 2009, for the Company). Companies are required to apply EITF 07-01 using a modified version of retrospective transition for those arrangements in place at the effective date. In addition, companies are required to report the effects of the application of EITF 07-01 as a change in accounting principle through retrospective application to all prior periods presented for all arrangements existing as of the effective date, unless it is impracticable to apply the effects of the change retrospectively. The Company is currently assessing the impact that EITF 07-01 may have on its results of operations and financial position.

6.	In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 is intended to improve financial reporting regarding derivative instruments and hedging activities by requiring enhanced disclosure to enable investors to better understand the effects of such derivative instruments and hedging activities on a company’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged (January 1, 2009, for the Company). SFAS 161 also improves transparency regarding the location and amounts of derivative instruments in a company’s financial statements; how derivative instruments and related hedged items are accounted for under Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities;” and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. The Company is currently evaluating the effect SFAS 161 will have on its financial statement presentations.
e.	Reclassifications

Certain figures in respect of prior years have been reclassified to conform with the current year presentation.
NOTE 2 — RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS
The Company has restated its statements of operations, changes in shareholders’ equity and cash flows for the year ended December 31, 2007, the quarter ended March 31, 2007 and for the period from December 27, 1993 through March 31, 2008, to change the accounting treatment of certain stock-based compensation of non-employees as required by applicable accounting guidance.
Statement of Financial Accounting Standards No. 123 (Revised 2004) “Share-Based Payment” (“SFAS 123R”) requires the use of the “fair-value-based method” to measure the value of stock-based compensation. In the Company’s application of SFAS 123R, the Company took the position that an active market for its Common Stock did not exist for the first quarter of 2007, and that better information existed for the first quarter of 2007, due to the limited public float and trading volume in the market. The Company used alternative valuation methods to calculate the fair value of the Common Stock underlying

PROTALIX BIOTHERAPEUTICS, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share data)
(Unaudited)
NOTE 2 — RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS (Continued):
certain stock-based compensation awards granted to non-employees during the first quarter of 2007. The alternative valuation methods included a retrospective valuation conducted by a third-party specialist in the first quarter. However, the Company concluded that it must rely on the traded market value of the Common Stock for the first and third quarters of 2007. The Company recalculated the compensation expense for non-employees for the first quarter of 2007 based on the traded market price of the Common Stock on the applicable measurement dates and determined that the resulting increase to the compensation expense for the period was material. On that basis, the Company recommended to the Audit Committee that a restatement is required.
SFAS 123R requires that share-based transactions with nonemployees to be measured based on the fair value of the goods or services received or the fair value of the equity instruments, whichever is more reliably measurable. EITF 96-18 specifies that the measurement date for such share-based transactions should be the earlier of (1) a performance commitment or (2) the date at which the counterparty’s performance is complete. The Company had previously issued 2,148,569 shares of equity instruments (stock options and restricted Common Stock) whose terms indicated that performance was not complete until the applicable vesting requirements were fulfilled. Accordingly, the measurement of the share-based compensation expense was determined based on the fair value of those equity instruments at the end of the first quarter.
When preparing the consolidated financial statements for the first quarter of 2007, the Company’s management utilized a fair value of its Common Stock of $6.19 per share. The reported traded price of the Common Stock on the NYSE Alternext US was $31.32 at the end of the first quarter of 2007. The Company has subsequently concluded that it should have used the reported traded price as the valuation methodology for equity instruments issued as compensation. Accordingly, the Company has restated the amounts previously reported for share-based compensation.
The following is a summary of the effects of the restatement on the Company’s consolidated financial statements (all amounts presented are in thousands, except per share data):
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2007 (unaudited)

	As Reported	Adjustment	As Restated
Research and development Expenses, Net (1)	$1,794	$694	$2,488
General and Administrative Expenses (2)	1,987	4,405	6,392
Operating Loss	3,781	5,099	8,880
Net Loss for the Period	3,450	5,099	8,549
Net Loss Per Share of Common Stock — Basic and Diluted	0.05	0.08	0.13

(1) Includes share-based compensation	206	694	900
(2) Includes share-based compensation	1,245	4,405	5,650

PROTALIX BIOTHERAPEUTICS, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share data)
(Unaudited)
NOTE 2 — RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS (Continued):
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2007 (unaudited)

	As Reported	Adjustment	As Restated
Net loss for the period	$(3,450)	$(5,099)	$(8,549)
Adjustments required to reconcile net loss to net cash used in operating activities:
Share based compensation	1,451	5,099	6,550
The restatement did not result in a change in the Company’s previously reported cash flows from operating activities, or total cash and cash equivalents shown in the Company’s consolidated financial statements for the three-month period ended March 31, 2007.
NOTE 3 — STOCK TRANSACTIONS
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
NOTE 4 — COMMITMENTS
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
NOTE 5 — SUBSEQUENT EVENT
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
Restatement
     On February 23, 2009, our management concluded, with the concurrence of the Audit Committee of our Board of Directors, or the Audit Committee, to amend and restate our financial statements for the year ended December 31, 2007, and each of the fiscal quarters of 2007. We have restated our consolidated balance sheet at December 31, 2007, statements of operations, changes in shareholders’ equity and cash flows for the year ended December 31, 2007, the three months ended March 31, 2007 and for the period from December 27, 1993 through March 31, 2008, to change the accounting treatment of certain stock-based compensation of non-employees required by applicable accounting guidance Statement of Financial Accounting Standards No. 123 (Revised 2004) “Share-Based Payment,” or SFAS 123R. See Note 2 to the consolidated financial statements for further information.
     All amendments and restatements to the financial statements are non-cash in nature.
     SFAS 123R requires the use of the “fair-value-based method” to measure the value of stock-based compensation. In our application of SFAS 123R in the financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2007 and the Quarterly Reports on Form 10-Q for the quarters ended March 31, 2007, June 30, 2007 and September 30, 2007, we took the position that an active market for our common stock did not exist for the first quarter of 2007, and that better information existed for the first and third quarters of 2007, due to the limited public float and trading volume in the market. We used alternative valuation methods to calculate the fair value of the common stock underlying certain stock-based compensation awards granted to nonemployees during the first and third quarters of 2007. We determined the fair value of stock-based compensation awards granted to nonemployees that vested during the first quarter of 2007 based on a retrospective valuation of our common stock conducted by a third-party specialist. Based on that valuation, we fixed the fair value of the common stock underlying stock-based compensation awards granted to nonemployees at March 31, 2007 at $6.19 per share. For the second quarter of 2007, we used the traded market value of the common stock to calculate the fair value of the common stock underlying stock-based compensation awards granted to non-employees because we did not believe that there was a better alternative valuation mechanism available for that quarter. We determined that the fair value of the shares of common stock underlying stock-based compensation awards granted to nonemployees that vested during the third quarter of 2007 was $5.00 per share, which was the public offering price of the common stock in the underwritten public offering we completed on October 25, 2007. However, we concluded that we must rely on the traded market value of the common stock. We recalculated the compensation expense for non-employees in 2007 based on the traded market price of the common stock on the applicable measurement dates and determined that the resulting increase to the compensation expense for the applicable periods was material. On that basis, we recommended to the Audit Committee that a restatement is required.
     SFAS 123R requires that share-based transactions with nonemployees to be measured based on the fair value of the goods or services received or the fair value of the equity instruments, whichever is more reliably measurable. EITF 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” specifies that the measurement date for such share-based transactions should be the earlier of (1) a performance commitment or (2) the date at which the counterparty’s performance is complete. We had previously issued 2,148,569 shares of equity instruments (stock options and restricted common stock) whose terms indicated that performance was not complete until the applicable vesting requirements were fulfilled. Accordingly, the measurement of the share-based compensation expense was determined based on the fair value of those equity instruments at each quarterly vesting date.

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
     Our business is conducted by our wholly owned subsidiary, Protalix Ltd., which we acquired through a reverse merger transaction effective December 31, 2006. The accounting treatment for the merger transaction was a recapitalization and as such the results of operations discussed below are those of Protalix Ltd. Prior to the merger transaction, we had not conducted any operations for several years. Protalix Ltd. was originally incorporated in Israel in December 1993. Since its inception in December 1993, Protalix Ltd. has generated significant losses in connection with its research and development, including the clinical development of prGCD. At March 31, 2008, we had an accumulated deficit of $57.7 million. Since we do not generate revenue from any of our product candidates, we expect to continue to generate losses in connection with the continued clinical development of prGCD and the research and development activities relating to our technology and other drug candidates. Such research and development activities are budgeted to expand over time and will require further resources if we are to be successful. As a result, we believe that our operating losses are likely to be substantial over the next several years. We will need to obtain additional funds for the commercialization of our lead product, prGCD, and to further develop the research and clinical development of our other programs.
Critical Accounting Policies
     Our significant accounting policies are described in Note 1 to our condensed consolidated financial statements appearing at the beginning of this Quarterly Report on Form 10-Q.
Results of Operations
Three months ended March 31, 2008 compared to the three months ended March 31, 2007
Research and Development Expenses
     Research and development expenses were $4.3 million for the three months ended March 31, 2008, an increase of $1.8 million, or 72%, from $2.5 million for the three months ended March 31, 2007. The increase resulted primarily from the increase of $2.8 million in salaries and materials associated with research and development. Such increase is mainly due to the costs incurred by us in connection with our phase III clinical trial of prGCD, which was commenced during the third quarter of 2007. The increase was partially offset by grants of $1.4 million from the Office of the Chief Scientist, or the OCS, during the three months ended March 31, 2008, an increase of approximately $628,000 compared to grants equal to $738,000 received from the OCS during the three months ended March 31, 2007.
     We expect research and development expenses to continue to increase as we enter into a more advanced stage of clinical trials for our product candidates, especially with respect to the anticipated continued progress in our phase III clinical trial of prGCD.
General and Administrative Expenses
     General and administrative expenses were $2.0 million for the three months ended March 31, 2008, a decrease of $4.4 million, or 69%, from $6.4 million for the three months ended March 31, 2007. The decrease is mainly due to the decrease of 4.8 million in share based compensation resulting from the decrease in the fair value of the common stock underlying the portions of certain outstanding stock options granted to consultants that vested during the three-month period ended March 31, 2008.
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
     Net cash used in operations was $2.9 million for the three months ended March 31, 2007. The net loss for the three months ended March 31, 2007 of $8.5 million was partially offset by $6.6 million of non-cash share-based compensation but was increased due to an increase in accounts receivable of $886,000, mainly due to grants to be received from the OCS. Net cash used in investing activities for the three months ended March 31, 2007 was $534,000 and consisted primarily of purchases of property and equipment. Net cash provided by financing activities for the three months ended March 31, 2007 was $12.9 million, consisting of the proceeds from the exercise of certain warrants.
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

	Three months ended		Year ended
	March 31,		December 31,
	2008	2007	2007
Average rate for period	3.6234	4.2155	4.1081
Rate at period end	3.5530	4.1550	3.8460
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
Management Consideration of Restatement
     On February 23, 2009, our management concluded, with the concurrence of the Audit Committee of our Board of Directors to amend and restate our financial statements for the year ended December 31, 2007, and the first three fiscal quarters of 2007 to change the accounting treatment of certain stock-based compensation of non-employees required by SFAS 123R for certain transactions with nonemployees. The change in accounting treatment affected our consolidated balance sheet at December 31, 2007, statements of operations, changes in shareholders’ equity and cash flows for the year ended December 31, 2007, the quarters ended March 31, 2007 and September 30, 2007 and for the period from December 27, 1993 through September 30, 2008. As a result of the effect of the change in accounting treatment on our consolidated financial statements, we have restated our previously issued condensed consolidated financial statements for the year ended December 31, 2007 in our Annual Report on Form 10-K for the year ended December 31, 2008, and for each of the first three fiscal quarters of 2008.
     In coming to the conclusion that our disclosure controls and procedures and our internal controls over financial reporting were effective as of the date of this Report, our management considered, among other things, its decision to restate our financial statements in connection with its calculation of stock-based compensation awards. Our Chief Executive Officer and Chief Financial Officer determined that they needed to change the accounting treatment. However, the need to restate our previously issued financial statements did not constitute a material weakness as of the date of this Report. They have determined that, as of the date of this Report, there were controls designed and in place to prevent or detect a material misstatement and therefore, there was no reasonable possibility that the computation of stock-based compensation awards will be materially misstated.

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
Item 5. Other Information
     None.
Item 6. Exhibits

Exhibit
Number	Exhibit Description	Method of Filing

3.1	Amended and Restated Articles of Incorporation of the Company	Incorporated by reference to the Company’s Registration Statement on Form S-4 filed on March 26, 1998, SEC File No. 333-48677

3.2	Article of Amendment to Articles of Incorporation dated June 9, 2006	Incorporated by reference to the Company’s Registration Statement on Form 8-A filed on March 9, 2007, SEC File No. 001-33357

3.3	Article of Amendment to Articles of Incorporation dated December 13, 2006	Incorporated by reference to the Company’s Registration Statement on Form 8-A filed on March 9, 2007, SEC File No. 001-33357

3.4	Article of Amendment to Articles of Incorporation dated December 26, 2006	Incorporated by reference to the Company’s Registration Statement on Form 8-A filed on March 9, 2007, SEC File No. 001-33357

3.5	Article of Amendment to Articles of Incorporation dated February 26, 2007	Incorporated by reference to the Company’s Registration Statement on Form 8-A filed on March 9, 2007, SEC File No. 001-33357

3.6	Bylaws of the Company, as amended	Incorporated by reference to the Company’s Registration Statement on Form S-4 filed on March 26, 1998, SEC File No. 333-48677

31.1	Certification of Chief Executive Officer	Filed herewith

Exhibit
Number	Exhibit Description	Method of Filing

pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Certification of Chief Executive Officer	Filed herewith

32.2	18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Certification of Chief Financial Officer	Filed herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROTALIX BIOTHERAPEUTICS, INC.
(Registrant)

Date: March 6, 2009	By:	/s/ David Aviezer

David Aviezer, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: March 6, 2009	By:	/s/ Yossi Maimon

Yossi Maimon
Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)