Form 10-Q/A
period 2008-06-30
Protalix BioTherapeutics, Inc.
filed 2009-03-06
CIK 1006281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No.1)

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

FORM 10-Q/A

Page
PART I — FINANCIAL INFORMATION

Cautionary Statement Regarding Forward-Looking Statements	ii

Item 1. Financial Statements
Condensed Consolidated Balance Sheets — As of June 30, 2008 (Unaudited) and December 31, 2007	1
Condensed Consolidated Statements of Operations (Unaudited) — For the Six Months and the Three Months Ended June 30, 2008 and 2007; and for the Period from December 27, 1993 through June 30, 2008	2
Condensed Consolidated Statement of Changes in Shareholders’ Equity — As of June 30, 2008 (Unaudited) and December 31, 2007	3
Condensed Consolidated Statements of Cash Flows (Unaudited) — For the Six Months Ended June 30, 2008 and 2007; and for the Period from December 27, 1993 through June 30, 2008	4
Notes to Condensed Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3. Quantitative and Qualitative Disclosures About Market Risk	19
Item 4. Controls and Procedures	20

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	22
Item 1A. Risk Factors	22
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3. Defaults Upon Senior Securities	23
Item 4. Submission of Matters to a Vote of Security Holders	23
Item 5. Other Information	23
Item 6. Exhibits	24

Signatures	26
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION

i

     Except where the context otherwise requires, the terms, “we,” “us,” “our” or “the Company,” refer to the business of Protalix BioTherapeutics, Inc. and its consolidated subsidiaries, and “Protalix” or “Protalix Ltd.” refers to the business of Protalix Ltd., our wholly-owned subsidiary and sole operating unit.
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

ii

EXPLANATORY NOTE
The Company is restating its financial statements for the six month period ended June 30, 2007 by amending its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008 to change the accounting treatment of certain stock-based compensation of non-employees required by SFAS 123(R), Share-Based Payment, or SFAS 123R, for certain transactions with nonemployees.
All amendments and restatements to the financial statements are non-cash in nature.
An explanation of the change in accounting treatment and its impact on the Company’s financial statements is contained in Note 2 to the financial statements contained in Item 1 of this report.
The following sections of this Form 10-Q/A have been amended to reflect the restatement:
Part I — Item 1 — Financial Statements
Part I — Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
Other than as stated above, this Form 10-Q/A continues to speak as of June 30, 2008 or (where applicable) as of the date of the filing of the original Form 10-Q, and the information in this Form 10-Q/A does not modify or update any other item or disclosure in the original Form 10-Q or reflect any other events occurring after the filing of the original Form 10-Q.
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

PROTALIX BIOTHERAPEUTICS, INC.
(a development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(U.S. dollars in thousands, except share data)
(Unaudited)

					Period from
					December 27, 1993*
	Six Months Ended		Three Months Ended		through
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007	June 30, 2008
		(restated)		(restated)	(restated)
REVENUES					$830
COST OF REVENUES					206

GROSS PROFIT					624

RESEARCH AND DEVELOPMENT EXPENSES (1)	$9,684	$6,401	$4,031	$3,175	41,986
less — grants	(2,515)	(1,081)	(1,149)	(343)	(8,702)

	7,169	5,320	2,882	2,832	33,284

GENERAL AND ADMINISTRATIVE EXPENSES (2)	3,992	12,755	2,016	6,363	33,588

OPERATING LOSS	11,161	18,075	4,898	9,195	66,248
FINANCIAL INCOME — NET	(1,819)	(506)	(669)	(175)	(4,267)
OTHER INCOME		(6)		(6)	(6)

NET LOSS BEFORE CHANGE IN ACCOUNTING PRINCIPLE	9,342	17,563	4,229	9,014	61,975
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE					(37)

NET LOSS FOR THE PERIOD	$9,342	$17,563	$4,229	$9,014	$61,938

NET LOSS PER SHARE OF COMMON STOCK — BASIC AND DILUTED:	$0.12	$0.27	$0.06	$0.14

WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK USED IN COMPUTING LOSS PER SHARE:

Basic and diluted	75,855,594	65,032,809	75,898,295	65,657,181

(1) Includes share-based compensation	672	1,778	(655)	878	6,056

(2) Includes share-based compensation	1,495	11,266	648	5,616	22,495

*	Incorporation date. See Note 1a.
The accompanying notes are an integral part of the condensed consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.
(a development stage company)
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(U.S. dollars in thousands, except share data)

							Deficit
							accumulated
		Convertible		Convertible		Additional	during
	Common	Preferred	Common	Preferred		paid-in	development
	Stock (2)	Shares	Stock	Shares	Warrants	capital	stage	Total
	Number of shares		Amount
Balance at December 27, 1993(1)
Changes during the period from December 27, 1993* through December 31, 2007 (restated):
Common Stock and convertible preferred A, B and C shares and warrants issued for cash (net of issuance costs of $5,078)	38,856,127	398,227	$39	$1	$1,382	$73,836		$75,258
Exercise of options granted to employees and non-employees	2,780,467	847	3			408		411
Conversion of convertible preferred shares into common stock	24,375,870	(399,074)	24	(1)		(23)
Change in accounting principle						(37)	$37
Expiration of warrants					(34)	34
Merger with a wholly owned subsidiary of the Company (net of issuance cost of $642)	583,280		1			240		241
Exercise of warrants	9,171,695		9		(1,348)	15,342		14,003
Restricted common stock issued for future services	8,000		*			11		11
Share-based compensation						26,394		26,394
Net loss for the period							(52,633)	(52,633)

Balance at December 31, 2007 (restated)	75,775,439		76			116,205	(52,596)	63,685
Changes during the six month period ended June 30, 2008 (Unaudited):
Restricted common stock issued for future services						(5)		(5)
Share-based compensation						2,172		2,172
Exercise (includes Net Exercise) of options granted to employees	154,796		*			3		3
Net loss for the period							(9,342)	(9,342)

Balance at June 30, 2008 (Unaudited)	75,930,235		$76			$118,375	$(61,938)	$56,513

*	Represents an amount less than $1.

(1)	Incorporation date. See Note 1a.

(2)	Common Stock, $0.001 par value; Authorized — as of December 31, 2007 and June 30, 2008 - 150,000,000 shares.
The accompanying notes are an integral part of the condensed consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.
(a development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in thousands, except share data)
(Unaudited)

			Period from
			December 27, 1993*
	Six Months Ended		through
	June 30, 2008	June 30, 2007	June 30, 2008
		(restated)	(restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$(9,342)	$(17,563)	$(61,938)
Adjustments required to reconcile net loss to net cash used in operating activities:			—
Cumulative effect of change in accounting principle			(37)
Share based compensation	2,167	13,044	28,551
Financial income net (principal differences relate to currency transaction gains/losses)	(916)	47	(1,722)
Depreciation and impairment of fixed assets	582	277	2,521
Changes in accrued liability for employee rights upon retirement	277	127	967
Gain on amounts funded in respect of employee rights upon retirement	(81)	(8)	(185)
Gain on sale of fixed assets		(6)	(6)
Changes in operating assets and liabilities:
Increase in accounts receivable	(388)	(963)	(1,533)
Increase in accounts payable and accruals	254	156	3,261

Net cash used in operating activities	$(7,447)	$(4,889)	$(30,121)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	$(1,904)	$(809)	$(7,726)
Investment grant received in respect of fixed assets			38
Investment in restricted cash deposit			(47)
Proceeds from sale of property and equipment		10	11
Amounts funded in respect of employee rights upon retirement	(81)	(59)	(612)
Amounts paid in respect of employee rights upon retirement		14	171

Net cash used in investing activities	$(1,985)	$(844)	$(8,165)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan and convertible bridge loan received			$2,145
Repayment of loan			(1,000)
Issuance of shares and warrants, net of issuance cost	(56)	$12,910	74,059
Exercise of options and warrants	$3		14,417
Merger with a wholly owned subsidiary of the Company, net of issuance cost		(39)	237

Net cash (used) provided by financing activities	$(53)	$12,871	$89,858

EFFECT OF EXCHANGE RATE CHANGES ON CASH	$1,032	$(27)	$1,788

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(8,453)	7,111	53,360
BALANCE OF CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	61,813	15,378	—

BALANCE OF CASH AND CASH EQUIVALENTS AT END OF PERIOD	$53,360	$22,489	$53,360

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

Merger with a wholly-owned subsidiary of the Company
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

3.	In December 2007, the FASB ratified EITF Issue No. 07-01, “Accounting for Collaborative Arrangements” (“EITF 07-01”). EITF 07-01 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. EITF 07-01 also establishes the appropriate income statement presentation and classification for joint operating activities and payments between participants, as well as the sufficiency of the disclosures related to these arrangements. EITF 07-01 is effective for fiscal years beginning after December 15, 2008 (January 1, 2009, for the Company). Companies are required to apply EITF 07-01 using a modified version of retrospective transition for those arrangements in place at the effective date. In addition, companies are required to report the effects of the application of EITF 07-01 as a change in accounting principle through retrospective application to all prior periods presented for all arrangements existing as of the effective date, unless it is impracticable to apply the effects of the change retrospectively. The Company is currently assessing the impact that EITF 07-01 may have on its results of operations and financial position.

4.	In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 is intended to improve financial reporting regarding derivative instruments and hedging activities by requiring enhanced disclosure to enable investors to better understand the effects of such derivative instruments and hedging activities on a company’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged (January 1, 2009, for the Company). SFAS 161 also improves transparency regarding the location and amounts of derivative instruments in a company’s financial statements; how derivative instruments and related hedged items are accounted for under Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities;” and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. The Company is currently evaluating the effect SFAS 161 will have on its financial statement presentations.

5.	In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). The statement is intended to improve financial reporting by identifying a consistent hierarchy for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP). SFAS 162 will go into effect 60 days following the Commission’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411 “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company does not expect the adoption of SFAS 162 to have a material impact on its results of operations and financial position.

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
NOTE 2 — RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS
The Company has restated its statements of operations, changes in shareholders’ equity and cash flows for the year ended December 31, 2007, the quarter ended March 31, 2007 and for the period from December 27, 1993 through June 30, 2008, to change the accounting treatment of certain stock-based compensation of non-employees as required by applicable accounting guidance.
Statement of Financial Accounting Standards No. 123 (Revised 2004) “Share-Based Payment” (“SFAS 123R”) requires the use of the “fair-value-based method” to measure the value of stock-based compensation. In the Company’s application of SFAS 123R, the Company took the position that an active market for its Common Stock did not exist for the first quarter of 2007, and that better information existed for the first quarter of 2007, due to the limited public float and trading volume in the market. The Company used alternative valuation methods to calculate the fair value of the Common Stock underlying certain stock-based compensation awards granted to non-employees during the first quarter of 2007. The alternative valuation methods included a retrospective valuation conducted by a third-party specialist in the first quarter. However, the Company concluded that it must rely on the traded market value of the Common Stock for the first and third quarters of 2007. The Company recalculated the compensation expense for non-employees for the first quarter of 2007 based on the traded market price of the Common Stock on the applicable measurement dates and determined that the resulting increase to the compensation expense for the period was material. On that basis, the Company recommended to the Audit Committee that a restatement is required.
SFAS 123R requires that share-based transactions with nonemployees to be measured based on the fair value of the goods or services received or the fair value of the equity instruments, whichever is more reliably measurable. EITF 96-18 specifies that the measurement date for such share-based transactions should be the earlier of (1) a performance commitment or (2) the date at which the counterparty’s performance is complete. The Company had previously issued 2,148,569 shares of equity instruments (stock options and restricted Common Stock) whose terms indicated that performance was not complete until the applicable vesting requirements were fulfilled. Out of such options, 387,542 options did not vest at all in any quarter of 2007. Consequently, the Company adjusted the recorded expenses of such options at the end of each of the quarters of 2007 based upon the traded price of the Common Stock at the end of each quarter.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share data)
(Unaudited)
NOTE 2 — RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS (continued):
For individual tranches of options for which the applicable vesting/service period crosses interim periods (such as the options issued to the nonemployee), the Company remeasures the tranches at the end of each period until the final vesting date of the tranche. The Company calculates the proportionate compensation expense for outstanding options by dividing the number of months in the calculation period, generally, a quarter, by the number of months in the vesting period and multiplying the result by the portion of the option vests during the vesting period. For purposes of determining the fair value of the options, the Company uses the closing sale price of the Common Stock on the NYSE Alternext US (then, the American Stock Exchange) on the calculation date. As the calculation for the second quarter of 2007 included an adjustment for the first quarter, the compensation expense for outstanding options held by nonemployees for the first quarter of 2007, as measured on March 31, 2007, was remeasured using the reported traded price on June 30, 2007.
In the financial statements originally prepared for the second quarter of 2007, the Company did not remeasure the compensation expenses recorded for nonemployees in the manner described above. Rather, the Company amortized the compensation expense for the second quarter of 2007 individually based on the fair value of the Common Stock on the last day of the quarter without remeasuring previous quarter’s expense. The Company has remeasured the compensation expenses for nonemployees as of the end of the second quarter of 2007 in the restated financial statements included in this amended Quarterly Report on Form 10-Q/A.
The following is a summary of the effects of the restatement on the Company’s consolidated financial statements (all amounts presented are in thousands, except per share data):
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2007 (unaudited)

	As Reported	Adjustment	As Restated
General and Administrative Expenses (1)	$6,503	$-140	$6,363
Operating Loss	9,335	-140	9,195
Net Loss for the Period	9,154	-140	9,014
Net Loss Per Share of Common Stock -Basic and Diluted	0.14	—	0.14

(1) Includes share-based compensation	5,756	-140	5,616
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2007 (unaudited)

	As Reported	Adjustment	As Restated
Research and development Expenses, Net (1)	$4,626	$694	$5,320
General and Administrative Expenses (2)	8,490	4,265	12,755
Operating Loss	13,116	4,959	18,075
Net Loss for the Period	12,604	4,959	17,563
Net Loss Per Share of Common Stock -Basic and Diluted	0.19	0.08	0.27

(1) Includes share-based compensation	1,084	694	1,778
(2) Includes share-based compensation	7,001	4,265	11,266

PROTALIX BIOTHERAPEUTICS, INC.
(a development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share data)
(Unaudited)
NOTE 2 — RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS (continued):
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2007 (unaudited)

	As Reported	Adjustment	As Restated
Net loss for the period	$(12,604)	$(4,959)	$(17,563)
Adjustments required to reconcile net loss to net cash used in operating activities:
Share based compensation	8,085	4,959	13,044
The restatement did not result in a change in the Company’s previously reported cash flows from operating activities, or total cash and cash equivalents shown in the Company’s consolidated financial statements for the six months ended June 30, 2007.
NOTE 3 — STOCK TRANSACTIONS
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
NOTE 5 — FAIR VALUE
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
NOTE 6 — SUBSEQUENT EVENT
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
Restatement
     On February 23, 2009, our management concluded, with the concurrence of the Audit Committee of our Board of Directors, or the Audit Committee, to amend and restate our financial statements for the year ended December 31, 2007, and each of the fiscal quarters of 2007. We have restated our consolidated balance sheet at December 31, 2007, statements of operations, changes in shareholders’ equity and cash flows for the year ended December 31, 2007, the six months ended June 30, 2007 and for the period from December 27, 1993 through June 30, 2008, to change the accounting treatment of certain stock-based compensation of non-employees required by applicable accounting guidance Statement of Financial Accounting Standards No. 123 (Revised 2004) “Share-Based Payment,” or SFAS 123R. See Note 2 to the consolidated financial statements for further information.
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
     Our business is conducted by our wholly owned subsidiary, Protalix Ltd., which we acquired through a reverse merger transaction effective December 31, 2006. The merger transaction was treated as a recapitalization for accounting purposes and, as such, the results of operations discussed below are those of Protalix Ltd. Prior to the merger transaction, we had not conducted any operations for several years. Protalix Ltd. was originally incorporated in Israel in December 1993. Since its inception in December 1993, Protalix Ltd. has generated significant losses in connection with its research and development, including the clinical development of prGCD. At June 30, 2008, we had an accumulated deficit of $61.9 million. Since we do not generate revenue from any of our product candidates, we expect to continue to generate losses in connection with the continued clinical development of prGCD and the research and development activities relating to our technology and other drug candidates. Such research and development activities are budgeted to expand over time and will require further resources if we are to be successful.

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
General and Administrative Expenses
     General and administrative expenses were $2.0 million for the three months ended June 30, 2008, a decrease of $4.4 million, or approximately 69%, from $6.4 million for the three months ended June 30, 2007. The decrease resulted primarily from a $5.0 million decrease in share-based compensation resulting from the decrease in the fair value of the common stock underlying the portions of certain outstanding stock options granted to consultants that vested during the three-month period ended June 30, 2008.
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
     Research and development expenses were $9.7 million for the six months ended June 30, 2008, an increase of $3.3 million, or 52%, from $6.4 million for the six months ended June 30, 2007. The increase resulted primarily from the increase of $3.2 million in salaries for new and existing employees and related consulting and the costs of materials associated with research and development. The increase was partially offset by grants of $2.5 million from the OCS, during the six months ended June 30, 2008, an increase of approximately $1.4 million compared to grants equal to $1.1 million received from the OCS during the six months ended June 30, 2007.

     We expect research and development expenses to continue to increase as we enter into a more advanced stage of clinical trials for our product candidates, especially with respect to our phase III clinical trial of prGCD and with the extension study that we initiated in the third quarter of 2008 for patients that have completed such trial and chose to continue the treatment.
General and Administrative Expenses
     General and administrative expenses were $4.0 million for the six months ended June 30, 2008, a decrease of $8.8 million, or approximately 69%, from $12.8 million for the six months ended June 30, 2007. The decrease resulted primarily from a $9.8 million decrease in share-based compensation resulting from the decrease in the fair value of the shares of common stock underlying the portions of certain outstanding stock options granted to consultants that vested during the six-month period ended June 30, 2008. The decrease was partially set off by the increase of $455,000 in salaries and related expenses.
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
     Net cash used in operations was $4.9 million for the six months ended June 30, 2007. The net loss for the six months ended June 30, 2007 of $17.6 million was partially offset by $13.0 million of non-cash share-based compensation but was increased due to an increase in accounts receivable of $963,000, mainly due to grants to be received from the OCS. Net cash used in investing activities for the six months ended June 30, 2007 was $844,000 and consisted primarily of purchases of property and equipment. Net cash provided by financing activities for the six months ended June 30, 2007 was $12.9 million, consisting of the proceeds from the exercise of certain warrants.

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
Item 6. Exhibits

Exhibit
Number	Exhibit Description	Method of Filing

3.1	Amended and Restated Articles of Incorporation of the Company	Incorporated by reference to the Company’s Registration Statement on Form S-4 filed on March 26, 1998, SEC File No. 333-48677

3.2	Article of Amendment to Articles of Incorporation dated June 9, 2006	Incorporated by reference to the Company’s Registration Statement on Form 8-A filed on March 9, 2007, SEC File No. 001-33357

3.3	Article of Amendment to Articles of Incorporation dated December 13, 2006	Incorporated by reference to the Company’s Registration Statement on Form 8-A filed on March 9, 2007, SEC File No. 001-33357

3.4	Article of Amendment to Articles of Incorporation dated December 26, 2006	Incorporated by reference to the Company’s Registration Statement on Form 8-A filed on March 9, 2007, SEC File No. 001-33357

3.5	Article of Amendment to Articles of Incorporation dated February 26, 2007	Incorporated by reference to the Company’s Registration Statement on Form 8-A filed on March 9, 2007, SEC File No. 001-33357

3.6	Amended and Restated By-Laws	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2008

31.1	Certification of Chief Executive Officer	Filed herewith

Exhibit
Number	Exhibit Description	Method of Filing

pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Certification of Chief Executive Officer	Filed herewith

32.2	18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Certification of Chief Financial Officer	Filed herewith

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