Form 10-Q/A
period 2008-09-30
Protalix BioTherapeutics, Inc.
filed 2009-03-06
CIK 1006281

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     On November 1, 2008, approximately 75,930,235 shares of the Registrant’s common stock, $0.001 par value, were outstanding.

FORM 10-Q/A

Page
PART I — FINANCIAL INFORMATION

Cautionary Statement Regarding Forward-Looking Statements	ii
Item 1. Financial Statements
Condensed Consolidated Balance Sheets - As of September 30, 2008 (Unaudited) and December 31, 2007	1
Condensed Consolidated Statements of Operations (Unaudited) - For the Nine Months and the Three Months Ended September 30, 2008 and 2007; and for the Period from December 27, 1993 through September 30, 2008	2
Condensed Consolidated Statement of Changes in Shareholders’ Equity - As of September 30, 2008 (Unaudited) and December 31, 2007	3
Condensed Consolidated Statements of Cash Flows (Unaudited) - For the Nine Months Ended September 30, 2008 and 2007; and for the Period from December 27, 1993 through September 30, 2008	4
Notes to Condensed Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3. Quantitative and Qualitative Disclosures About Market Risk	19
Item 4. Controls and Procedures	20

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	22
Item 1A. Risk Factors	22
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 3. Defaults Upon Senior Securities	24
Item 4. Submission of Matters to a Vote of Security Holders	24
Item 5. Other Information	24
Item 6. Exhibits	25

Signatures	26
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION

i

     Except where the context otherwise requires, the terms “we,” “us,” “our” or “the Company,” refer to the business of Protalix BioTherapeutics, Inc. and its consolidated subsidiaries, and “Protalix” or “Protalix Ltd.” refers to the business of Protalix Ltd., our wholly-owned subsidiary and sole operating unit.
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
The statements set forth under the captions “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors,” and other statements included elsewhere in this Quarterly Report on Form 10-Q, which are not historical, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the expectations, beliefs, intentions or strategies for the future. When used in this report, the terms “anticipate,” “believe,” “estimate,” “expect” and “intend” and words or phrases of similar import, as they relate to our or our subsidiary or our management, are intended to identify forward-looking statements. We intend that all forward-looking statements be subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, except as may be required under applicable law. Forward-looking statements are subject to many risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements.
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

ii

EXPLANATORY NOTE
The Company is restating its financial statements for the three month and nine month periods ended September 30, 2007 by amending its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008 to change the accounting treatment of certain stock-based compensation of non-employees required by SFAS 123(R), Share-Based Payment, or SFAS 123R, for certain transactions with nonemployees.
All amendments and restatements to the financial statements are non-cash in nature.
An explanation of the change in accounting treatment and its impact on the Company’s financial statements is contained in Note 2 to the financial statements contained in Item 1 of this report.
The following sections of this Form 10-Q/A have been amended to reflect the restatement.
Part I — Item 1 — Financial Statements
Part I — Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
Other than as stated above, this Form 10-Q/A continues to speak as of September 30, 2008 or (where applicable) as of the date of the filing of the original Form 10-Q, and the information in this Form 10-Q/A does not modify or update any other item or disclosure in the original Form 10-Q or reflect any other events occurring after the filing of the original Form 10-Q.
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

PROTALIX BIOTHERAPEUTICS, INC.
(a development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(U.S. dollars in thousands, except share and per share data)
(Unaudited)

					Period from
					December 27, 1993*
	Nine Months Ended September 30,		Three Months Ended September 30,		through
	2008	2007	2008	2007	September 30, 2008
		(restated)		(restated)	(restated)
REVENUES					$830
COST OF REVENUES					206

GROSS PROFIT					624

RESEARCH AND DEVELOPMENT EXPENSES (1)	$15,817	$10,246	$6,133	$3,845	48,119
less — grants	(3,244)	(1,466)	(729)	(385)	(9,431)

	12,573	8,780	5,404	3,460	38,688

GENERAL AND ADMINISTRATIVE EXPENSES (2)	5,306	21,800	1,314	9,045	34,902

OPERATING LOSS	17,879	30,580	6,718	12,505	72,966
FINANCIAL INCOME — NET	(2,041)	(1,191)	(222)	(685)	(4,489)
OTHER INCOME		(6)			(6)

NET LOSS BEFORE CHANGE IN ACCOUNTING PRINCIPLE	15,838	29,383	6,496	11,820	68,471
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE					(37)

NET LOSS FOR THE PERIOD	$15,838	$29,383	$6,496	$11,820	$68,434

NET LOSS PER SHARE OF COMMON STOCK — BASIC AND DILUTED:	$0.21	$0.45	$0.09	$0.18

WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK USED IN COMPUTING LOSS PER SHARE:

Basic and diluted	75,879,778	65,275,435	75,924,657	65,674,568

(1) Includes share-based compensation	965	2,688	293	910	6,349

(2) Includes share-based compensation	1,680	19,543	185	8,277	22,680

*	Incorporation date. See Note 1a
The accompanying notes are an integral part of the condensed consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.
(a development stage company)
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(U.S. dollars in thousands, except share data)

							Deficit
							accumulated
		Convertible		Convertible		Additional	during
	Common	Preferred	Common	Preferred		paid-in	development
	Stock (2)	Shares	Stock	Shares	Warrants	capital	stage	Total
	Number of shares		Amount
Balance at December 27, 1993(1)
Changes during the period from December 27, 1993 through December 31, 2007 (restated):
Common Stock and convertible preferred A, B and C shares and warrants issued for cash (net of issuance costs of $5,078)	38,856,127	398,227	$39	$1	$1,382	$73,836		$75,258
Exercise of options granted to employees and non-employees	2,780,467	847	3			408		411
Conversion of convertible preferred shares into common stock	24,375,870	(399,074)	24	(1)		(23)
Change in accounting principle						(37)	$37
Expiration of warrants					(34)	34
Merger with a wholly owned subsidiary of the Company (net of issuance cost of $642)	583,280		1			240		241
Exercise of warrants	9,171,695		9		(1,348)	15,342		14,003
Restricted common stock issued for future services	8,000		*			11		11
Share-based compensation						26,394		26,394
Net loss for the period							(52,633)	(52,633)

Balance at December 31, 2007 (restated)	75,775,439		76			116,205	(52,596)	63,685
Changes during the nine month period ended September 30, 2008 (Unaudited):
Restricted common stock issued for future services						(3)		(3)
Share-based compensation						2,648		2,648
Exercise (includes Net Exercise) of options granted to employees	154,796		*			3		3
Net loss for the period							(15,838)	(15,838)

Balance at September 30, 2008 (Unaudited) (restated)	75,930,235		$76			$118,853	$(68,434)	$50,495

*	Represents an amount less than $1.

(1)	Incorporation date. See Note 1a.

(2)	Common Stock, $0.001 par value; Authorized — as of December 31, 2007 and September 30, 2008 - 150,000,000 shares.
The accompanying notes are an integral part of the condensed consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.
(a development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in thousands)
(Unaudited)

			Period from
			December 27, 1993*
	Nine Months Ended September 30,		through
	2008	2007	September 30, 2008
		(restated)	(restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$(15,838)	$(29,383)	$(68,434)
Adjustments required to reconcile net loss to net cash used in operating activities:			—
Cumulative effect of change in accounting principle			(37)
Share based compensation	2,645	22,231	29,029
Financial income, net (principal differences relate to currency transaction gains/losses)	(823)	(417)	(1,629)
Depreciation and impairment of fixed assets	927	530	2,866
Changes in accrued liability for employee rights upon retirement	304	193	994
Gain on amounts funded in respect of employee rights upon retirement	(70)	(34)	(174)
Gain on sale of fixed assets		(6)	(6)
Changes in operating assets and liabilities:
Increase in accounts receivable	(1,243)	(264)	(2,388)
Increase in accounts payable and accruals	322	153	3,329

Net cash used in operating activities	$(13,776)	$(6,997)	$(36,450)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	$(2,643)	$(1,072)	$(8,465)
Investment grant received in respect of fixed assets			38
Investment in restricted cash deposit	(175)		(222)
Proceeds from sale of property and equipment		10	11
Amounts funded in respect of employee rights upon retirement	(123)	(89)	(654)
Amounts paid in respect of employee rights upon retirement		14	171

Net cash used in investing activities	$(2,941)	$(1,137)	$(9,121)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan and convertible bridge loan received			$2,145
Repayment of loan			(1,000)
Issuance of shares and warrants, net of issuance cost	$(56)		74,059
Exercise of options and warrants	3	$12,913	14,417
Deferred issuance cost		(21)
Merger with a wholly owned subsidiary of the Company, net of issuance cost		(104)	237

Net cash (used) provided by financing activities	$(53)	$12,788	$89,858

EFFECT OF EXCHANGE RATE CHANGES ON CASH	$1,002	$408	$1,758

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(15,768)	5,062	46,045
BALANCE OF CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	61,813	15,378	—

BALANCE OF CASH AND CASH EQUIVALENTS AT END OF PERIOD	$46,045	$20,440	$46,045

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
(Unaudited)
NOTE 1 — SIGNIFICANT ACCOUNTING POLICIES (Continued):
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
NOTE 2 — RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS
The Company has restated its consolidated balance sheet at December 31, 2007, statements of operations, changes in shareholders’ equity and cash flows for the year ended December 31, 2007, the quarters ended March 31, 2007 and September 30, 2007 and for the period from December 27, 1993 through September 30, 2008, to change the accounting treatment of certain stock-based compensation of non-employees as required by applicable accounting guidance.
Statement of Financial Accounting Standards No. 123 (Revised 2004) “Share-Based Payment” (“SFAS 123R”) requires the use of the “fair-value-based method” to measure the value of stock-based compensation. In the Company’s application of SFAS 123R, the Company took the position that an active market for its Common Stock did not exist for the first quarter of 2007, and that better information existed for the first and third quarters of 2007, due to the limited public float and trading volume in the market. The Company used alternative valuation methods to calculate the fair value of the Common Stock underlying certain stock-based compensation awards granted to non-employees during the first and third quarters of 2007. For the third quarter of 2007, the Company used the public offering price of the             shares of its Common Stock sold in the underwritten public offering completed by the Company on October 25, 2007 as an alternative valuation method for the stock-based compensation. For purposes of the second quarter of 2007, the Company used the traded market value of the Common Stock to calculate the fair value of the Common Stock underlying certain stock-based compensation awards granted to non-employees because the Company did not believe that there was a preferred, alternative valuation mechanism available for that quarter. However, the Company concluded that it must rely on the traded market value of the Common Stock for the first and third quarters of 2007. The Company recalculated the compensation expense for non-employees for the first and third quarters of 2007 based on the traded market price of the Common Stock on the applicable measurement dates and determined that the resulting increase to the compensation expense for the applicable periods was material. On that basis, the Company recommended to the Audit Committee that a restatement is required.
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
When preparing the consolidated financial statements for the third quarter of 2007, the Company’s management utilized a fair value of its Common Stock of $5.00 per share. The reported traded price of the Common Stock on the NYSE Alternext US was $34.56 at the end of the third quarter of 2007. The Company has subsequently concluded that it should have used the reported traded prices as the valuation methodology for those equity instruments. Accordingly, the Company has restated the amounts previously reported for share-based compensation.

PROTALIX BIOTHERAPEUTICS, INC.
(a development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share and per share data)
(Unaudited)
NOTE 2 — RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS (Continued):
For individual tranches of options for which the applicable vesting/service period crosses interim periods (such as the options issued to the nonemployee), the Company remeasures the tranches at the end of each period until the final vesting date of the tranche. The Company calculates the proportionate compensation expense for outstanding options by dividing the number of months in the calculation period, generally, a quarter, by the number of months in the vesting period and multiplying the result by the portion of the option vests during the vesting period. For purposes of determining the fair value of the options, the Company uses the closing sale price of the Common Stock on the NYSE Alternext US (then, the American Stock Exchange) on the calculation date. As the calculation for the third quarter of 2007 included an adjustment of the compensation expense recorded for the first six months of 2007, the compensation expense for outstanding options held by nonemployees for the first six months of 2007, as measured on June 30, 2007, was remeasured using the reported traded price on September 30, 2007.
In the financial statements originally prepared for the third quarter of 2007, the Company did not remeasure the compensation expenses recorded for nonemployees in the manner described above. Rather, the Company amortized the compensation expense for the third quarter of 2007 individually based on the fair value of the Common Stock on the last day of the quarter without remeasuring previous quarters’ expense. The Company has remeasured the compensation expenses for nonemployees as of the end of the third quarter of 2007 in the restated financial statements included in this amended Quarterly Report on Form 10-Q/A.
The following is a summary of the effects of the restatement on the Company’s consolidated financial statements (all amounts presented are in thousands, except per share data):
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 (unaudited)

	As Reported	Adjustment	As Restated
Research and development Expenses, Net (1)	$8,071	$709	$8,780
General and Administrative Expenses (2)	10,476	11,324	21,800
Operating Loss	18,547	12,033	30,580
Net Loss for the Period	17,350	12,033	29,383
Net Loss Per Share of Common Stock —Basic and Diluted	0.27	0.18	0.45

(1) Includes share-based compensation	1,979	709	2,688
(2) Includes share-based compensation	8,219	11,324	19,543
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007 (unaudited)

	As Reported	Adjustment	As Restated
Research and development Expenses, Net (1)	$3,445	$15	$3,460
General and Administrative Expenses (2)	1,986	7,059	9,045
Operating Loss	5,431	7,074	12,505
Net Loss for the Period	4,746	7,074	11,820
Net Loss Per Share of Common Stock —Basic and Diluted	0.07	0.11	0.18

(1) Includes share-based compensation	895	15	910
(2) Includes share-based compensation	1,218	7,059	8,277

PROTALIX BIOTHERAPEUTICS, INC.
(a development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share and per share data)
(Unaudited)
NOTE 2 — RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS (Continued):
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 (unaudited)

	As Reported	Adjustment	As Restated
Net loss for the period	$(17,350)	$(12,033)	$(29,383)
Adjustments required to reconcile net loss to net cash used in operating activities:
Share based compensation	10,198	12,033	22,231
The restatement did not result in a change in the Company’s previously reported cash flows from operating activities, or total cash and cash equivalents shown in the Company’s consolidated financial statements for the nine months ended September 30, 2007.
NOTE 3 — STOCK TRANSACTIONS
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
NOTE 4 — COMMITMENTS (Continued):
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
NOTE 6 — SUBSEQUENT EVENTS
In October 2008, the Company granted an option to purchase 160,000 shares of Common Stock to an officer of the Company with an exercise price equal to $2.35 per share. The option vests over a four-year period and is exercisable over a 10-year period commencing on the date of grant. The Company estimated the fair value of the option on the date of the grant using the Black-Scholes option-pricing model to be approximately $148, based on the following assumptions: dividend yield of 0% for all years; expected volatility of 62.5%; risk-free interest rates of 3.58%; and expected life of six years.

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
Restatement
     On February 23, 2009, our management concluded, with the concurrence of the Audit Committee of our Board of Directors, or the Audit Committee, to amend and restate our financial statements for the year ended December 31, 2007, and each of the fiscal quarters of 2007. We have restated our consolidated balance sheet at December 31, 2007, statements of operations, changes in shareholders’ equity and cash flows for the year ended December 31, 2007, the three months and nine months ended September 30, 2007 and for the period from December 27, 1993 through September 30, 2008, to change the accounting treatment of certain stock-based compensation of non-employees required by applicable accounting guidance Statement of Financial Accounting Standards No. 123 (Revised 2004) “Share-Based Payment,” or SFAS 123R. See Note 2 to the consolidated financial statements for further information.
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
     In addition to prGCD, we are developing an innovative product pipeline using our ProCellEx protein expression system. Our product pipeline currently includes therapeutic protein candidates for the treatment of Fabry disease, a rare, genetic lysosomal disorder in humans, and for female infertility disorders. We are also developing an acetylcholinesterase enzyme-based therapy for biodefense and intoxication treatments. We plan to file an investigational new drug application (IND) with the FDA with respect to at least one additional product by the first half of 2009. We believe that we may be able to reduce the development risks and time to market for our product candidates as our product candidates are based on well-understood proteins with known biological mechanisms of actions. We hold the worldwide commercialization rights to our proprietary development candidates and we intend to establish an internal, commercial infrastructure and targeted sales force to market prGCD and our other products, if approved, in North America, the European Union and in other significant markets, including Israel. In addition, we are continuously evaluating potential strategic marketing partnerships.
     Our business is conducted by our wholly-owned subsidiary, Protalix Ltd., which we acquired through a reverse merger transaction effective December 31, 2006. The merger transaction was treated as a recapitalization for accounting purposes and, as such, the results of operations discussed below are those of Protalix Ltd. Prior to the merger transaction, we had not conducted any operations for several years. Protalix Ltd. was originally incorporated in Israel in December 1993. Since its inception in December 1993, Protalix Ltd. has generated significant losses in connection with its research and development, including the clinical development of prGCD. At September 30, 2008, we had an accumulated deficit of $68.4 million. Since we do not generate revenue from any of our product candidates, we expect to continue to generate losses in connection with the continued clinical development of prGCD and the research and development activities relating to our technology and other drug candidates. Such research and development activities are budgeted to expand over time and will require further resources if we are to be successful. As a result, we believe that our operating losses are likely to be substantial over the next several years. We will need to obtain additional funds for the commercialization of our lead product, prGCD, and to further develop the research and clinical development of our other programs.
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
General and Administrative Expenses
     General and administrative expenses were $1.3 million for the three months ended September 30, 2008, a decrease of $7.7 million, or 86%, from $9.0 million for the three months ended September 30, 2007. The decrease resulted primarily from a $8.0 million decrease in share-based compensation which was the result of the decrease in the fair value of the common stock underlying the portions of certain outstanding stock options granted to consultants that vested during the three-month period ended September 30, 2008.
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
     Research and development expenses were $15.8 million for the nine months ended September 30, 2008, an increase of $5.6 million, or 55%, from $10.2 million for the nine months ended September 30, 2007. The increase resulted primarily from the increase of $5.1 million in salaries for new and existing employees, related consulting and the costs of materials associated with research and development. Research and development expenses were offset by grants of $3.2 million from the OCS, during the nine months ended September 30, 2008, an increase of $1.8 million, or 121%, compared to grants equal to $1.5 million received from the OCS during the nine months ended September 30, 2007.
     We expect research and development expenses to continue to increase as we enter into a more advanced stage of clinical trials for our product candidates, especially with respect to our phase III clinical trial of prGCD and with the extension study that we initiated in the third quarter of 2008 for patients that have completed the trial and chose to continue the treatment.
General and Administrative Expenses
     General and administrative expenses were $5.3 million for the nine months ended September 30, 2008, a decrease of $16.5 million, or 76%, from $21.8 million for the nine months ended September 30, 2007. The decrease resulted primarily from a $17.9 million decrease in share-based compensation resulting from the decrease in the fair value of the shares of common stock underlying the portions of certain outstanding stock options granted to consultants that vested during the nine-month period ended September 30, 2008.
Financial Expenses and Income
     Financial income was $2.0 million for the nine months ended September 30, 2008, an increase of $850,000, or 71%, from $1.2 million for the nine months ended September 30, 2007. The increase resulted primarily from a higher balance of cash and cash equivalents as of September 30, 2008, which primarily resulted from the interest income earned on the proceeds generated from the underwritten public offering we completed in October 2007 and from the devaluation of the Dollar against the NIS.
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

     Net cash used in operations was $7.0 million for the nine months ended September 30, 2007. The net loss for the nine months ended September 30, 2007 of $29.4 million was partially offset by $22.2 million of non-cash share-based compensation. Net cash used in investing activities for the nine months ended September 30, 2007 was $1.1 million and consisted primarily of purchases of property and equipment. Net cash provided by financing activities for the nine months ended September 30, 2007 was $12.8 million, consisting of the proceeds from the exercise of certain warrants.
Future Funding Requirements
     We expect to incur losses from operations for the foreseeable future. We expect to incur increasing research and development expenses, including expenses related to the hiring of personnel and additional clinical trials. We expect that general and administrative expenses will also increase as we expand our finance and administrative staff and add infrastructure to support the general growth of our company. In addition, we are considering a new manufacturing facility for the manufacture of our product candidates, which would increase our capital expenditures significantly.
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