Form 10-K
period 2008-12-31
Protalix BioTherapeutics, Inc.
filed 2009-03-06
CIK 1006281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
001-33357
(Commission file number)

PROTALIX BIOTHERAPEUTICS, INC.
(Exact name of registrant as specified in its charter)

Florida	65-0643773
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

2 Snunit Street
Science Park
POB 455
Carmiel, Israel	20100

(Address of principal executive offices)	(Zip Code)
972-4-988-9488
Registrant’s telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common stock, par value $0.001 per share	Name of each exchange on which registered NYSE Alternext US
Securities registered pursuant to Section 12(g) of the Act:
None

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐      No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐       No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑       No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
     The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of June 30, 2008 was approximately $93.6 million (based upon the closing price for shares of the Registrant’s common stock as reported by the NYSE Alternext US (then known as the American Stock Exchange) as of June 30, 2008 of $2.71). Shares of common stock held by each officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
     On March 1, 2009, approximately 75,943,392 shares of the Registrant’s common stock, par value $0.001 per share, were outstanding.

FORM 10-K

i

PART I
Except where the context otherwise requires, the terms, “we,” “us,” “our” or “the Company,” refer to the business of Protalix BioTherapeutics, Inc. and its consolidated subsidiaries, and “Protalix” or “Protalix Ltd.” refers to the business of Protalix Ltd., our wholly-owned subsidiary and sole operating unit.
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
The statements set forth under the captions “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors,” and other statements included elsewhere in this Annual Report on Form 10-K, which are not historical, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding expectations, beliefs, intentions or strategies for the future. When used in this report, the terms “anticipate,” “believe,” “estimate,” “expect” and “intend” and words or phrases of similar import, as they relate to our or our subsidiary or our management, are intended to identify forward-looking statements. We intend that all forward-looking statements be subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, except as may be required under applicable law. Forward-looking statements are subject to many risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements.
Examples of the risks and uncertainties include, but are not limited to, the following:
•	the inherent risks and uncertainties in developing drug platforms and products of the type we are developing;

•	delays in our preparation and filing of applications for regulatory approval;

•	delays in the approval or potential rejection of any applications we file with the United States Food and Drug Administration, or the FDA, or other regulatory authorities;

•	any lack of progress of our research and development (including the results of clinical trials we are conducting);

•	obtaining on a timely basis sufficient patient enrollment in our clinical trials;

•	the impact of development of competing therapies and/or technologies by other companies;

•	our ability to obtain additional financing required to fund our research programs;

•	the risk that we will not be able to develop a successful sales and marketing organization in a timely manner, if at all;

•	our ability to establish and maintain strategic license, collaboration and distribution arrangements and to manage our relationships with collaborators, distributors and partners;

•	potential product liability risks and risks of securing adequate levels of product liability and clinical trial insurance coverage;

•	the availability of reimbursement to patients from health care payors for any of our drug products, if approved;

•	the possibility of infringing a third party’s patents or other intellectual property rights;

•	the uncertainty of obtaining patents covering our products and processes and in successfully enforcing our intellectual property rights against third parties;

•	the possible disruption of our operations due to terrorist activities and armed conflict, including as a result of the disruption of the operations of regulatory authorities, our subsidiary, our manufacturing facilities and our customers, suppliers, distributors, collaborative partners, licensees and clinical trial sites; and

•	other risks and uncertainties detailed in Section 1A of this Annual Report on Form 10-K.
In addition, companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in advanced clinical trials, even after obtaining promising earlier trial results. These and other risks and uncertainties are detailed under the heading “Risk Factors” in this Annual Report on Form 10-K and are described from time to time in the reports we file with the Securities and Exchange Commission. We undertake no obligation to update, and we do not have a policy of updating or revising, these forward-looking statements.

Item 1. Business
We are a biopharmaceutical company focused on the development and commercialization of recombinant therapeutic proteins based on our proprietary ProCellExtm protein expression system. Using our ProCellEx system, we are developing a pipeline of proprietary recombinant therapeutic proteins based on our plant cell-based expression technology that target large, established pharmaceutical markets and that rely upon known biological mechanisms of action. Our initial commercial focus has been on complex therapeutic proteins, including proteins for the treatment of genetic disorders, such as Gaucher disease and Fabry disease. We believe our ProCellEx protein expression system will enable us to develop proprietary recombinant proteins that are therapeutically equivalent or superior to existing recombinant proteins currently marketed for the same indications. In addition, we believe our ProCellEx protein expression system will enable us to express and produce bio similar or “generic” versions of other recombinant proteins not protected through patents in a cost effective manner. Because we are primarily targeting biologically equivalent versions of highly active, well-tolerated and commercially successful therapeutic proteins, we believe our development process is associated with relatively less risk compared to other biopharmaceutical development processes for completely novel therapeutic proteins.
Our lead product development candidate is prGCD for the treatment of Gaucher disease, which we are developing using our ProCellEx protein expression system. Gaucher disease is a rare and serious lysosomal storage disorder with severe and debilitating symptoms. prGCD is our proprietary recombinant form of Glucocerebrosidase (GCD), an enzyme naturally found in human cells that is mutated or deficient in patients with Gaucher disease. Lysosomal storage disorders are metabolic disorders in which the lysosomal enzyme, a protein that degrades cellular substrates in the lysosomes of cells, is mutated or deficient. In July 2007, we reached an agreement with the United States Food and Drug Administration, or the FDA, on the final design of our pivotal phase III clinical trial of prGCD, through the FDA’s special protocol assessment (SPA) process. We completed enrollment of patients in the phase III clinical trial in December 2008 and expect to report results of the clinical trial in the second half of 2009. We anticipate submitting a New Drug Application (NDA) for prGCD to the FDA and other comparable regulatory agencies in other countries in the fourth quarter of 2009. In addition to our phase III clinical trial, we initiated, during the third quarter of 2008, a double-blind, follow-on extension study as part of our phase III clinical trial. In December 2009, we also initiated a clinical study evaluating the safety and efficacy of switching Gaucher patients currently treated under the current standard of care to treatment with prGCD. The switchover-study is not a prerequisite for approval of prGCD. The current standard of care for Gaucher patients is enzyme replacement therapy with Cerezyme which is produced by Genzyme Corporation and currently the only approved enzyme replacement therapy for Gaucher disease. Enzyme replacement therapy is a medical treatment in which recombinant enzymes are injected into patients in whom the enzyme is lacking or dysfunctional.
Although Gaucher disease is a relatively rare disease, it represents a large commercial market due to the severity of the symptoms and the chronic nature of the disease. The annual worldwide sales of Cerezyme were approximately $1.2 billion in 2008 according to public reports by Genzyme. prGCD is a plant cell expressed version of the GCD enzyme, developed through our ProCellEx protein expression system. prGCD has an amino acid, glycan and three-dimensional structure that is very similar to its naturally-produced counterpart as well as to Cerezyme, which is a mammalian cell expressed version of the same protein. We believe prGCD may prove more cost-effective than the currently marketed alternative due to the cost benefits of expression through our ProCellEx protein expression system. In addition, based on our laboratory testing, preclinical and clinical results, we believe that prGCD may have the potential for increased potency and efficacy compared to the existing enzyme replacement therapy for Gaucher disease, which may translate into lower dosages and/or less frequent treatments.
In addition to prGCD, we are developing an innovative product pipeline using our ProCellEx protein expression system. Our product pipeline currently includes, among other candidates, therapeutic protein candidates for the treatment of Fabry disease, a rare, genetic lysosomal disorder in humans, an acetylcholinesterase enzyme-based therapy for biodefense and intoxication treatments and an additional undisclosed therapeutic protein, all of which are currently being evaluated in animal studies. We plan to file an investigational new drug application (IND) with the FDA with respect to at least one additional product during 2009 and to initiate human clinical studies immediately thereafter. We believe that we may be able to reduce the development risks and time to market for our product candidates as our product candidates are based on well-understood proteins with known biological mechanisms of actions. We hold the worldwide commercialization rights to our proprietary development candidates and we intend to establish an internal, commercial infrastructure and targeted sales force to market prGCD and our other products, if approved, in North America, the European Union and in other significant markets, including Israel. In addition we are continuously evaluating potential strategic marketing partnerships.
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
Our goal is to become a leading fully integrated biopharmaceutical company focused on the development and commercialization of proprietary and biosimilar or generic versions of recombinant therapeutic proteins. To that end, we are leveraging our ProCellEx protein expression system to develop a pipeline of proprietary and biosimilar versions of recombinant therapeutic proteins. In addition to the product candidates that we are developing internally, we have entered into agreements for additional compounds with academic institutions, including a licensing agreement with the technology transfer arm of Israel’s Weizmann Institute of Science and an agreement with the technology transfer arm of the Hebrew University of Jerusalem. In addition, we are collaborating with other pharmaceutical companies to develop therapeutic proteins that can benefit from the significant cost, intellectual property and other competitive advantages of our ProCellEx protein expression system. We entered into an agreement with Teva Pharmaceutical Industries Ltd. in September 2006 under which we have agreed to collaborate on the research and development of two proteins to be developed using our ProCellEx protein expression system. We also continuously review and consider additional development and commercialization alliances with other pharmaceutical companies and academic institutions.
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
Mammalian cell-based systems are the current industry standard for expression of recombinant therapeutic glycoproteins (complex proteins that contain sugar residues), including catalytic enzymes and monoclonal antibodies. Mammalian cell-

based systems were first introduced in the late 1980s and are currently used to produce many of the biotechnology industry’s largest and most successful therapeutic proteins, including Epogen®, Neupogen®, Cerezyme, Rituxan®, Enbrel®, Neulasta® and Herceptin®. Mammalian cell-based expression technology is based on the introduction of a human gene encoding for a specific therapeutic protein into the genome of a mammalian cell. The cells most often used in connection with mammalian cell-based protein expression are Chinese hamster ovary (CHO) cells.
Mammalian cell-based expression systems have become the dominant system for the expression of recombinant proteins due to their capacity for sophisticated, proper protein folding (which is necessary for proteins to carry out their intended biological activity), assembly and post-expression modification, such as glycosilation (the addition of sugar residues to a protein which is necessary to enable specific biological activity by the protein). While bacterial and yeast cell-based expression systems were the first protein expression systems developed by the biotechnology industry and remain cost-effective compared to mammalian cell-based production methodologies, proteins expressed in bacterial and yeast cell-based systems lack the capacity for sophisticated protein folding, assembly and post-expression modifications, which are key factors of mammalian cell-based systems. Accordingly, such systems cannot be used to produce glycoproteins or other complex proteins and, therefore, bacterial and yeast cell-based systems are limited to the expression of the most basic, simple proteins, such as insulin and growth hormones. Due to their significant advantages, mammalian cell-based expression systems can produce proteins with superior quality and efficacy compared to proteins expressed in bacteria and yeast cell-based systems. As a result, the majority of currently approved therapeutic proteins, as well as those under development, are produced in mammalian cell-based systems.
Despite the utility and widespread use of mammalian cell-based systems, they are subject to a number of disadvantages. CHO cells and other mammalian cells are highly sensitive and can only be grown under near perfect conditions, requiring highly complex, expensive, stainless steel bioreactors which tightly regulate the required temperature, pH and oxygen levels. As a result, such bioreactor systems are very costly and complicated to operate. CHO cells and other mammalian cells are also susceptible to viral infections, including human viruses. The FDA and other regulatory authorities require viral inactivation and other rigorous and detailed procedures for mammalian cell-based manufacturing processes in order to address these potential hazards, thereby increasing the cost and time demands of such expression systems. Furthermore, the current FDA and other procedures only ensure screening for scientifically identified, known viruses. Accordingly, compliance with current FDA and other procedures does not fully guarantee that patients are protected against transmission of unknown or new potentially fatal viruses that may infect mammalian cells. In addition, mammalian cell-based expression systems require large quantities of sophisticated and expensive growth medium to accelerate the expression process.
Several companies and research institutions have explored alternatives to mammalian cell-based production technologies that overcome some of these disadvantages, focusing primarily on the expression of human proteins in genetically-modified organisms, or GMOs, such as transgenic field-grown, whole plants and transgenic animals. However, these alternate techniques may be restricted by regulatory and environmental risks regarding contamination of agricultural crops and by the difficulty in applying cGMP standards of the pharmaceutical industry to these expression technologies.
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
Ability to Penetrate Certain Patent-Protected Markets. We seek to develop recombinant proteins that we believe we can produce and commercialize without infringing upon the method-based patents or other intellectual property rights of third parties. In several cases, a marketed biotherapeutic protein is not itself subject to patent protection and is available for use in the public domain; however, the process of expressing the protein product in mammalian or bacterial cell systems is protected by method-based patents. Using our plant cell-based protein expression technology, we are able to express an equivalent protein without infringing upon these method-based patents. Moreover, we expect to enjoy method-based patent protection for the proteins we develop using our proprietary ProCellEx protein expression technology, although there can be no assurance that any such patents will be granted. In some cases, we may be able to obtain patent protection for the compositions of the proteins themselves. We have filed for United States and international composition of matter patents for prGCD.
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
More Effective and Potent End Product Relative to Mammalian Based Systems. Our ProCellEx protein expression system produces enzymes which have uniform glycosilation patterns and therefore do not require the lengthy and expensive post-expression modifications that are required for certain proteins produced by mammalian cell-based systems, including the proteins for the treatment of Gaucher disease. Such post-expression modifications in mammalian cell-produced proteins are made in order to expose the terminal mannose sugar residues, which are structures on a protein that are key elements in allowing the produced protein to bind to a target cell and subsequently be taken into the target cell for therapeutic benefit. In the production of Cerezyme, exposing these terminal mannose sugar residues involves a multitude of highly technical steps which add time and cost to the production process. In addition, these steps do not guarantee the exposure of all of the required terminal mannose sugar residues, resulting in potentially lower effective yields and inconsistency in potency from batch to batch. Our ProCellEx protein expression system, by contrast, produces prGCD in a “ready to use” form that does not require additional glycosilation or other modifications to make prGCD suitable for use in enzyme replacement therapy for Gaucher disease. We believe this quality increases the potency and consistency of the expressed proteins, thereby further increasing the cost advantages of our ProCellEx protein expression system over competing protein expression methodologies.
Elimination of the Risk of Viral Transmission or Infection by Mammalian Components. By nature, plant cells do not carry the risk of infection by human or other animal viruses. As a result, the risk of contamination of our products under development and the potential risk of viral transmission from our products under development to future patients, whether from known or unknown viruses, is eliminated. Because our product candidates do not bear the risk of viral transmission, we are not required by the FDA or other regulatory authorities to perform the constant monitoring procedures for mammalian viruses during the protein expression process that mammalian cell-based manufacturers are required to undertake. In addition, the production process of our ProCellEx protein expression system is void of any mammalian components which are susceptible to the transmission of prions, such as those related to bovine spongiform encephalopathy (commonly known as “mad-cow disease”). These factors further reduce the risks and operating costs of our ProCellEx system compared to mammalian cell-based expression systems.
Broad Range of Expression Capabilities. Unlike bacterial and yeast cell-based systems, which are unable to produce complex proteins, our ProCellEx protein expression system is able to produce a broad array of complex glycosilated proteins. We have successfully demonstrated the feasibility of our ProCellEx system by producing, on an exploratory, research scale, a variety of therapeutic proteins belonging to different classes of recombinant drugs, such as enzymes, hormones, monoclonal antibodies, cytokines and vaccines. We have demonstrated that the recombinant proteins we have expressed to date have the intended composition and correct biological activity of their human-equivalent protein, with several of such proteins demonstrating advantageous biological activity compared to the currently available biotherapeutics. In specific cases, we have been successful in expressing proteins that have not been successfully expressed in other production systems.
Our Strategy
Our goal is to become a leading fully integrated biopharmaceutical company focused on the development and commercialization of proprietary and biosimilar recombinant therapeutic proteins. To achieve our goal, we intend to:
Obtain Regulatory Approval for prGCD for the Treatment of Gaucher Disease. We completed enrollment of all the patients required for our phase III pivotal clinical trial of prGCD on December 2008 and expect to announce the initial study results in the second half of 2009. We anticipate submitting a New Drug Application (NDA) to the FDA and other comparable regulatory agencies in the fourth quarter of 2009. We are currently conducting the phase III clinical trial in selected leading medical centers worldwide in North America, South America, Israel, Europe and South Africa. In the third quarter of 2008, we initiated a double blind, follow-on extension study as part of the phase III clinical trial in which patients that successfully completed treatment in the trial were given the opportunity to continue to be treated with prGCD at the same dose that they received in the trial. We are compiling additional information relating to the long term safety and efficacy of prGCD through the follow-on study. In addition, in the fourth quarter of 2008 we announced the enrollment of the first patient in a worldwide, multi-center, open-label, switch-over trial to assess the safety and efficacy of prGCD. The switch-over trial, which is not a pre requisite for approval, is designed to include 15 patients with Gaucher disease that are currently undergoing enzyme replacement therapy with imiglucerase (Cerezyme). We believe that prGCD may have cost, efficacy and potency advantages over the currently available enzyme replacement therapy for Gaucher disease and we intend to pursue post-marketing studies to confirm these advantages. Although Gaucher disease is a relatively rare disease, it represents a substantial commercial market due to the severity of the symptoms and the chronic nature of the disease. We believe that the approval of prGCD as a treatment for Gaucher disease, if at all, with its potentially longer acting profile and more cost-effective development process, may lead to increase the number of patients who will be able to have access and afford such treatment, thereby expanding the market for Gaucher disease treatments.
Develop a Pipeline of Innovative or Biosimilar Versions of Recombinant Therapeutic Proteins. We are leveraging our ProCellEx protein expression system to develop a pipeline of innovative or biosimilar versions of recombinant proteins, with an emphasis on therapeutic treatments with large market opportunities. We select additional therapeutic candidates for development through in-house testing, licensing agreements with academic institutions and collaborations with pharmaceutical partners. We have currently identified several product candidates that are mainly oriented towards the specialty disease and therapeutic market segments, including treatments for Fabry disease and an acetylcholinesterase enzyme based therapy for biodefense and intoxication treatments. We believe that the clinical and regulatory pathway for many of our pipeline product programs candidates is already established, and that this may reduce the risks and costs associated with our clinical development programs. Furthermore, established markets already exist for the development of most of our current product candidates. We plan to apply the manufacturing, clinical and regulatory experience we have gained from the development of our lead product candidate to advance a number of our preclinical product candidates into clinical trials over the next few years.
Build a Targeted Sales and Marketing Infrastructure. We plan to establish our own, internal sales and marketing capabilities in North America, the European Union and in other significant markets, including Israel. We believe that the focus of our current clinical pipeline on relatively rare genetic disorders with small patient populations and a highly concentrated group of physicians focused on treating patients with such disorders will facilitate our creation of a targeted internal sales force. In addition we are continuously evaluating potential strategic marketing partnerships.
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
Acquire or In-License New Technologies, Products or Companies. We continuously seek attractive product candidates and innovative technologies to in-license or acquire. We intend to focus on product candidates that would be synergistic with our ProCellEx protein expression system and expertise and that represent large potential market opportunities. In August 8, 2007, we entered into an agreement with the Yissum Research and Development Company, the technology transfer arm of the Hebrew University of Jerusalem, Israel, and the Boyce Thompson Institute for Plant Research, at Cornell University, Ithaca, New York, to develop a proprietary plant cell-based acetylcholinestrase (AChE) and its molecular variants for the use in several therapeutic indications, including a biodefense program and an organophosphate-based pesticide treatment program. The scope of this program was expanded in January 2008. See “—Acetylcholineterase. We believe that by pursuing selective acquisitions of technologies in businesses that complement our own, we will be able to enhance our competitiveness and strengthen our market position.
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
Our Pipeline Drug Candidates
Our Lead Product Candidate, prGCD
prGCD, our lead proprietary product candidate, is a plant cell expressed recombinant Glucocerebrosidase enzyme (GCD) for the treatment of Gaucher disease. In July 2007, we reached an agreement with the United States Food and Drug Administration, or the FDA, on the final design of our pivotal phase III clinical trial of prGCD, through the FDA’s special protocol assessment (SPA) process. We completed enrollment of all the patients required for our phase III pivotal clinical trial of prGCD in December 2008 and expect to announce results of the clinical trial in the second half of 2009. We anticipate submitting a New Drug Application (NDA) to the FDA and comparable regulatory agencies in other countries in the fourth quarter of 2009. During the third quarter of 2008, we initiated a double blind, follow-on extension study as part of the phase III clinical trial in which patients that successfully completed treatment in the trial were given the opportunity to continue to be treated with prGCD at the same dose that they received in the trial. We are compiling additional information relating to the long term safety and efficacy of prGCD through the follow-on study. In addition, in the fourth quarter of 2008 we announced the enrollment of the first patient in a worldwide, multi-center, open-label, switch-over trial which has been reviewed by the FDA and is designed to assess the safety and efficacy of prGCD. The switch-over trial, which is not a pre requisite for approval, is designed to include 15 patients with Gaucher disease that are currently undergoing enzyme replacement therapy with imiglucerase (Cerezyme). In clinical trials in healthy subjects and in vivo primate studies, prGCD has demonstrated an increased half-life and prolonged presence of the enzyme in the blood serum of the subjects as compared to Cerezyme, the only enzyme replacement therapy currently marketed to treat Gaucher disease. We believe that prGCD, if approved, has the potential to offer patients and healthcare payors a more effective and cost efficient treatment of Gaucher disease because of the following features:
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
In addition, we are developing a new method for delivering active recombinant proteins systemically through oral administration of transgenic plant cells expressing biotherapeutic proteins. If proven effective, we intend to apply this breakthrough technology to prGCD before we apply it to any other product candidates. If proven effective, our experimental oral prGCD would be the first protein to be administered orally rather than through intravenous therapy. We are developing our oral prGCD product candidate to be used in enzyme replacement therapy, not as a small molecule. This differentiates our oral product candidate from other early clinical stage, experimental, small molecule, oral drugs which are being developed for the treatment of Gaucher disease by Amicus Therapeutics, Inc. and Genzyme. Small molecule based treatments for Gaucher disease, such as Zavesca, are different in their mechanism of action from treatments through enzyme replacement therapy, and may be associated with a number of side effects. In connection with such new method for protein delivery, we have filed patent applications in other countries with commercially significant markets.
Gaucher Disease Background
Gaucher disease, a hereditary, genetic disorder with severe and debilitating symptoms, is the most prevalent lysosomal storage disorder in humans. Lysosomal storage disorders are metabolic disorders in which a lysosomal enzyme, a protein that degrades cellular substrates in the lysosomes of cells, is mutated or deficient. Lysosomes are small membrane-bound cellular structures within cells that contain enzymes necessary for intracellular digestion. Gaucher disease is caused by mutations or deficiencies in the gene encoding GCD, a lysosomal enzyme that catalyzes the degradation of the fatty substrate, glucosylceramide (GlcCer). The normal degradation products of GlcCer are glucose and ceramide, which are easily excreted by the cells through normal biological processes. Patients with Gaucher disease lack or otherwise have dysfunctional GCD and, accordingly, are not able to break down GlcCer. The absence of an active GCD enzyme leads to the accumulation of GlcCer in lysosomes of certain white blood cells called macrophages. Macrophages affected by the disease become highly enlarged due to the accumulation of GlcCer and are referred to as “Gaucher cells.” Gaucher cells accumulate in the spleen, liver, lungs, bone marrow and brain. Signs and symptoms of Gaucher disease may include enlarged liver and spleen, abnormally low levels of red blood cells and platelets and skeletal complications. In some cases, the patient may suffer an impairment of the central nervous system.
Current Treatments for Gaucher Disease
The standard of care for Gaucher disease is enzyme replacement therapy using recombinant GCD to replace the mutated or deficient natural GCD enzyme. The latest studies estimate that there are approximately 10,000 patients suffering from Gaucher disease worldwide. Enzyme replacement therapy is a medical treatment in which recombinant enzymes are injected into patients in whom the enzyme is lacking or dysfunctional. Cerezyme, an enzyme replacement therapy commercialized by Genzyme Corporation, is the only recombinant GCD currently available on the market and approved worldwide for the treatment of Gaucher disease. According to public reports issued by Genzyme, Cerezyme was used to treat over 5,000 patients and had annual sales of approximately $1.2 billion in 2008. Cerezyme is produced through a mammalian cell-based protein expression process in CHO cells. There are no known severe side effects to the use of Cerezyme and its approved use over the past decade suggests that it is an effective treatment of Gaucher disease. However, Cerezyme is subject to the limitations of most mammalian cell-based therapeutic proteins, including lengthy and costly production processes. As enzyme replacement therapy does not cure the genetic disorder, but rather provides an external source for transfusion of the missing or mutated enzyme, Gaucher disease patients generally receive the treatment over their entire lifetime. The current average annual cost for enzyme replacement therapy for an adult Gaucher disease patient in the United States is in excess of $200,000.
The only other approved drug for the treatment of Gaucher disease is Zavesca (miglustat), marketed by Actelion Ltd. Zavesca has been approved by the FDA for use in the United States as an oral treatment. However, it has many side effects and the FDA has approved it only for administration to those patients who cannot be treated through enzyme replacement therapy, and, accordingly, have no other treatment alternative. As a result, Zavesca’s use has been extremely limited. Actelion has reported sales of Zavesca of approximately CHF 40.1 million (approximately $34.2 million) in 2008.

prGCD Development Program
We believe the clinical development path for prGCD will be similar to that followed by the existing enzyme replacement therapy currently on the market. The primary efficacy endpoint for our pivotal study is the reduction in size of spleen and the secondary endpoints for our pivotal study include increase in platelet and hemoglobin counts and reduction in liver size, all of which are generally well-established and accepted by regulatory agencies and specifically agreed to by the FDA in the special protocol assessment (SPA) of the final design of our pivotal phase III clinical trial for prGCD. See “—Phase III Clinical Trial.” The primary end point for our switch-over study, which is not a prerequisite for approval, is non deterioration in the patient’s clinical condition as measured through significant, well established end points such as platelet and hemoglobin counts and spleen and liver size.
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
Figure 1: prGCD and Cerezyme Enzymatic Activity
As shown in Figure 2, we compared the uptake of increasing amounts of Cerezyme and prGCD into the target cell, using an ex vivo mouse macrophage cell model. Cellular uptake was measured in cell lysates, solutions containing the contents of burst cells, by comparing enzymatic activity at various enzyme concentrations of Cerezyme and prGCD based on the amount of GlcCer substrate degradation into glucose and ceramide, measured in a microplate absorbance reader, a flat plate with multiple “wells” used as small test tubes, at an optical density of 405 nanometers. The results in Figure 2 demonstrate that the uptake into the macrophage cells of prGCD was greater than the uptake of Cerezyme at higher enzyme concentrations, as measured by the resulting enzymatic activity in the cells. We believe that the ability of the plant cells to directly generate the required terminal mannose structures for efficient glycosilation of prGCD, results in the enhanced uptake of prGCD into the Gaucher cells. In contrast, Cerezyme requires post-expression and purification modifications to expose the terminal mannose structures, which modification process can yield enzymes with less consistent glycosilation patterns and could reduce cellular uptake of Cerezyme.
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
Figure 3: prGCD and Cerezyme Half-Life Data

	prGCD	Cerezyme

Primates	~13.0-20.0 minutes	~ 6.8-8.0 minutes (1)

Humans	~10.5-14.5 minutes	~3.6-10.4 minutes (2)

(1)	Source: Cerezyme NDA — PharmTox review

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
          Figure 4: Adverse Events presented by: Dose Group, Severity and Relation to Study Treatment (Incidents; Subjects (% of Subjects))

Relation between Event to Drug	15 U/kg	30 U/kg	60 U/kg	Placebo	Events Severity	Total
Unrelated to drug (1)	0; 0 (0%)	0; 0 (0%)	2; 1 (17%)	0; 0 (0%)	Moderate	2
Remotely related to drug (2)	4; 2 (33%)	1; 1 (17%)	2; 1 (17%)	1; 1 (17%)	Mild	8
Possibly related to drug (3)	0; 0 (0%)	0; 0 (0%)	0; 0 (0%)	0; 0 (0%)		0
Probably related to drug (4)	0; 0 (0%)	0; 0 (0%)	0; 0 (0%)	0; 0 (0%)		0
Related to drug (5)	0; 0 (0%)	0; 0 (0%)	0; 0 (0%)	0; 0 (0%)		0

(1)	The event is clearly related to other factors, such as a subject’s clinical state, therapeutic interventions or concomitant medications.

(2)	The event was most likely produced by other factors, such as a subject’s clinical state, therapeutic interventions or concomitant medications, and does not follow a known response pattern to the study drug.

(3)	The event has a reasonable temporal relationship to the study drug administration and follows a known response pattern to the study drug. However, a potential alternate etiology may be responsible for the event. The effect of drug withdrawal is unclear. Rechallenge information is unclear or lacking.

(4)	The event follows a reasonable temporal sequence from the time of drug administration, and follows a known response pattern to the study drug and cannot be reasonably explained by other factors. There is a reasonable response to withdrawal of the drug. Rechallenge information is not available or advisable.

(5)	The event follows a temporal sequence from the time of drug administration and follows a known response pattern to the study drug. The event either occurs immediately following the study drug administration, improves on stopping the drug or reappears on repeated exposure.
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
Phase III Clinical Trial
After the conclusion of the phase I clinical trial and discussions with the FDA, we applied to commence a pivotal phase III clinical trial of prGCD, without the requirement to first complete a phase II clinical trial. In April 2007, we received approval from the FDA to initiate a pivotal phase III clinical trial. We submitted to the FDA a request for a special protocol assessment (SPA) of the final design of our pivotal phase III clinical trial for prGCD. In July 2007, we reached an agreement with the FDA on the design that we submitted in the SPA request and in the third quarter of 2007 we initiated enrollment and treatment of patients in the phase III clinical trial. According to the SPA, the phase III clinical trial is to include at least 30 naive patients in a randomized, double-blind, dose ranging study, with two parallel groups, one receiving a dosage equivalent to the prevalent standard of care for enzyme replacement therapy and one receiving a dosage equal to one half of that amount. We commenced enrollment and treatment of patients in our phase III clinical trial in the third quarter of 2007 and completed enrollment in the fourth quarter of 2008. During the third quarter of 2008, we initiated a double blind, follow-on extension study as part of our phase III clinical trial in which patients that successfully completed treatment in the trial were given the opportunity to continue to be treated with prGCD at the same dose that they received in the trial. We are compiling additional information relating to the long term safety and efficacy of prGCD through the follow-on study. In addition, in the fourth quarter of 2008, we announced the enrollment of the first patient in a worldwide, multi-center, open-label, switch-over trial to assess the safety and efficacy of prGCD. The switch-over trial, which is not a pre requisite for approval, is designed to include 15 patients with Gaucher disease that are currently undergoing enzyme replacement therapy with imiglucerase (Cerezyme). We are currently conducting the phase III clinical trial in selected medical centers worldwide, in North America, South America, Israel, Europe and South Africa.
Other Drug Candidates in Our Pipeline
We are developing other recombinant therapeutic proteins to be expressed by our ProCellEx protein expression system, with an emphasis on treatments for which there are large, established pharmaceutical markets and where our proprietary protein expression system enables us to develop and commercialize recombinant proteins that are patent-protected and therapeutically equivalent or superior to the existing treatments. We select additional therapeutic candidates for development by testing candidates in-house and through collaborations with academic partners. We have identified several product candidates oriented towards specialty disease and therapeutic market segments, including treatments for Fabry disease. In the past, we were developing variants of Follicle Stimulating Hormone (FSH), a human fertility hormone targeted at the female infertility market but have since determined not to expend additional resources for those projects. We are also conducting initial research to evaluate potential programs in the fields of monoclonal antibodies, cytokines and vaccines. We plan to file an investigational new drug application (IND) with the FDA with respect to at least one additional product during 2009. Last, we are developing a new method for delivering active recombinant proteins systemically through oral administration of transgenic plant cells expressing such biotherapeutic proteins.
PRX-102
We are developing a proprietary alpha Galactosidase enzyme, currently titled PRX-102, which is a therapeutic enzyme for the treatment of Fabry disease, a rare genetic lysosomal storage disorder in humans, the symptoms of which involve the accumulation of lipids in the cells of the kidneys, heart and other organs. These symptoms may lead to kidney failure and increased risk of heart attack and stroke. Fabry disease affects more than 8,000 people globally. We believe that the treatment of Fabry disease is a specialty clinical niche with the potential for high growth. Currently there are two drugs available on the market to treat Fabry disease. Fabrazyme, made by Genzyme, was approved for the treatment of Fabry disease in the European Union in 2001 and the United States in 2003. Genzyme reported $494 million in worldwide sales of Fabrazyme in 2008. The other approved drug for the treatment of Fabry disease in the European Union is Replagal, which is sold by Shire plc. Shire reported $176.1 million in sales of Replagal in 2008.
We are currently in the animal evaluation testing phase of the development of PRX-102, which tests are based on a well established mouse model for Fabry disease. We expect to file an IND with the FDA for PRX-102 following the completion of the animal studies. As was the case in our development of prGCD, our development of PRX-102 involves the expression by our proprietary protein expression system of a naturally occurring enzyme to be used in enzyme replacement therapy for the treatment of Fabry disease. Based on our experience with prGCD and the experience of other companies developing enzyme replacement therapies for Fabry disease, we have reason to believe that, if favorable data is accumulated in preclinical and phase I clinical trials, the FDA may allow us to proceed directly with a pivotal phase III clinical trial without the need to complete a phase II clinical trial. However, there can be no assurance that we will initiate phase I clinical trials and if we do, that such trials will result in favorable data. In addition, there can be no assurance that the FDA will allow us to proceed directly with a phase III clinical trial after completion of a phase I clinical trial.
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
To date, our in vitro experiments have shown that the acetylcholinesterase expressed in our ProCellEx protein expression system demonstrates promising biological activity on biochemical and cellular levels. In addition, early animal studies demonstrated that the acetylcholinesterase expressed in our ProCellEx protein expression system was able to treat successfully animals exposed to the nerve gas agent analogs, both when injected with our acetylcholinesterase product candidate immediately before exposure or when injected after exposure. We recently held a pre-IND meeting with the FDA to clarify the requirements and scope of the clinical studies required for regulatory approval of our acetylcholinesterase product candidate. We plan to submit an IND application for acetylcholinesterase during 2009, and to initiate a clinical study immediately after our IND is accepted, if at all.
PRX-111
In the past were developing variants of Follicle Stimulating Hormone (FSH), a human fertility hormone targeted at the female infertility market. Although we believe that our in vitro experiments with these hormones demonstrated equivalent to superior biochemical and cellular results when compared to the currently marketed biotherapeutic hormones used in approved female infertility treatments, we have determined not to proceed with this project due to the current, general market conditions.
Strategic Collaborations
Teva Pharmaceutical Industries
In September 2006, we entered into a Collaboration and Licensing Agreement with Teva for the development and manufacture of two proteins, to be identified by Teva and us using our ProCellEx protein expression system. These proteins are not part of our current product development pipeline. We have launched preliminary animal studies with respect to one protein under the agreement and we expect to launch feasibility studies with respect to the second protein during 2009. Pursuant to the agreement, we have agreed to collaborate on the research and development of the two proteins utilizing our ProCellEx protein expression system. If the research and preclinical development efforts for either protein are successful and if Teva elects to pursue clinical trials for the development of either protein through our ProCellEx protein expression system, we have agreed to grant to Teva an exclusive license to commercialize the products developed based on the protein in return for royalty and milestone payments payable upon the achievement of certain pre-defined goals. We will retain certain exclusive manufacturing rights with respect to the active pharmaceutical ingredient of the proteins following the first commercial sale of a licensed product under the agreement and other rights. See “Risk Factors—Our strategy, in many cases, is to enter into collaboration agreements with third parties to leverage our ProCellEx system to develop product candidates. If we fail to enter into these agreements or if we or the third parties do not perform under such agreements or terminate or elect to discontinue the collaboration, it could have a material adverse affect on our revenues.
Weizmann Institute of Science
In March 2006, we entered into a Research and License Agreement with the Yeda Research and Development Company Limited, the technology transfer arm of the Weizmann Institute of Science, pursuant to which Yeda is using its technology to design a next generation of GCD for the treatment of Gaucher disease that can be expressed using our ProCellEx protein expression system and that may have certain benefits over the first generation treatments used today. The technology licensed from Yeda provides a methodology for the rational design of an improved drug for the treatment of Gaucher disease by enzyme replacement therapy, based on the three-dimensional crystal structure of GCD that was solved by scientists from the Weizmann Institute of Science. In consideration for Yeda’s research, we agreed to pay a fixed research budget amount. Yeda has granted us a license to use their technology and discoveries for the development, production and sale of enzymatically active mutations of GCD and derivatives thereof for the treatment of Gaucher disease. We are responsible for commercializing the products developed under the license. Under the agreement, we are obligated to pay certain minimum royalty amounts and varying fixed royalty amounts on net sales of products developed using the licensed technology for the treatment of Gaucher disease and other indications as well as for sublicensing revenues. Accordingly, we will have certain payment obligations to Yeda even if we were to fail to generate any revenue from the licensed technology. See “Risk Factors—If we cannot meet requirements under our license agreements, we could lose the rights to our products, which could have a material adverse effect on our business.”
Intellectual Property
We maintain a proactive intellectual property strategy which includes patent filings in multiple jurisdictions, including the United States and other commercially significant markets. We hold 14 granted patents and 56 patent applications currently pending with respect to various compositions, methods of production and methods of use relating to our ProCellEx protein expression system and our proprietary product pipeline. Of such patent applications, two are expected to reach the national phase during 2009. We also have one joint patent with a third party and hold licensed rights to four patents and 21 patent applications.
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
In April 2004, we entered into a Collaborative Research Agreement with Icon Genetics AG (which was subsequently acquired by Bayer Corporation) regarding an option to license Icon’s amplification technology for utilization in the expression of our products under development in order to improve our yield. In connection with such option, we entered into a license agreement with Icon in April 2005, pursuant to which we received an exclusive worldwide license to develop, test, use and commercialize Icon’s technology to express certain proteins in our ProCellEx protein expression system. In addition, we are entitled to a non-exclusive worldwide license to make and have made other proteins expressed by using Icon’s technology in our technology. In consideration for the licenses, we are obligated to pay to Icon development milestone payments and royalties. See “Risk Factors—If we fail to adequately protect or enforce our intellectual property rights or secure rights to third party patents, the value of our intellectual property rights would diminish and our business, competitive position and results of operations would suffer.”
Manufacturing
Our drug product candidates, including prGCD, must be manufactured in a sterile environment and in compliance with cGMPs set by the FDA and other relevant foreign regulatory authorities. We use our current facility, which has approximately 9,000 sq/ft of clean rooms built according to industry standards, to develop, process and manufacture prGCD and other recombinant proteins. In January 2008, we signed a lease agreement for additional space as part of the expansion of our manufacturing and research facility. The expanded space, located in our existing facility, provides us with approximately three times our current manufacturing space. In January 2009 we commenced the final upgrade of the manufacturing space within our facility to ensure that the manufacturing space will be able to comply with the good laboratory, clinical and manufacturing practices required by the FDA and other comparable regulatory authorities for production of pharmaceutical products on a commercial scale. We intend to use our current manufacturing space to produce all of the prGCD we need in the near future. In addition, we recently held a design review meeting with the FDA to obtain the FDA’s input on the facility design. We intend to use our expanded facility to house the laboratory space necessary for further development of other product candidates in our pipeline. Total expected cost for such expansion is estimated to be approximately $5 million and the process is expected to be completed by the end of 2009.
We have entered into a contract with Teva pursuant to which Teva has agreed to perform the final filling and freeze drying steps for prGCD. Upon the approval of prGCD, if at all, we are planning to expand our existing manufacturing space further to satisfy our entire production needs for the product worldwide. Although this will result in a significant increase in our capital expenditures, we expect these expenditures to be substantially lower than those associated with the construction of mammalian cell-based systems. We have begun to prepare conceptual designs of a new manufacturing facility and are currently evaluating potential locations for such facility.
Our current facility in Israel has been granted “Approved Enterprise” status, and we have elected to participate in the alternative benefits program. Our facility is located in a Zone A location, and, therefore, our income from the Approved Enterprise will be tax exempt in Israel for a period of 10 years, commencing with the year in which we first generate taxable income from the relevant Approved Enterprise. To remain eligible for these tax benefits, we must continue to meet certain conditions, and if we increase our activities outside of Israel, for example, by future acquisitions, such increased activities generally may not be eligible for inclusion in Israeli tax benefit programs. In addition, our technology is subject to certain restrictions with respect to the transfer of technology and manufacturing rights. “See Risk Factors—The manufacture of our products is an exacting and complex process, and if we or one of our materials suppliers encounter problems manufacturing our products, it will have a material adverse effect on our business and results of operations.”
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
We specifically face competition from companies with approved treatments of Gaucher disease, including Genzyme and to a much lesser extent, Actelion Ltd. Shire plc is currently developing a gene-activated GCD enzyme expressed in human cancer cells to treat Gaucher disease. In addition, we are aware of other early clinical stage, experimental, small molecule, oral drugs which are being developed for the treatment of Gaucher disease by Amicus Therapeutics, Inc. and Genzyme. We also face competition from companies with approved enzyme treatments of Fabry disease, including Genzyme and Shire, and we are aware of other early stage drugs which are being developed for the treatment of Fabry disease, including a drug being developed by Amicus Therapeutics.
We also face competition from companies that are developing other platforms for the expression of recombinant therapeutic pharmaceuticals. We are aware of companies that are developing alternative technologies to develop and produce therapeutic protein in anticipation of the expiration of certain patent claims covering marketed proteins. Competitors developing alternative expression technologies include Crucell N.V., Shire and GlycoFi, Inc. (which was acquired by Merck & Co. Inc.). Other companies are developing alternate plant-based technologies, include Biolex, Inc., Chlorogen, Inc., Greenovation Biotech GmbH, and Symbiosys, none of which are cell-based. Rather, such companies base their product development on transgenic plants or whole plants.
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
Key differentiating elements affecting the success of our product candidates are likely to be their potency and efficacy profiles, as well as their cost-effectiveness as compared to other existing therapies. See “Risk Factors—Developments by competitors may render our products or technologies obsolete or non-competitive which would have a material adverse effect on our business and results of operations.”
Scientific Advisory Board
Members of our scientific advisory board, who are experts in the fields of plant molecular and cell biology as well as Gaucher disease and various hematological and genetic disorders, consult with our management within their professional areas of expertise; exchange strategic and business development ideas with our management; attend scientific, medical and business meetings with our management, such as meetings with the FDA and comparable foreign regulatory authorities, meetings with strategic or potential strategic partners and other meetings relevant to their areas of expertise; and attend meetings of our scientific advisory board. We expect our scientific advisory board to convene at least twice annually, and we frequently consult with the individual members of our Scientific Advisory Board. Our scientific advisory board currently includes the following people:

Name	Affiliation
Professor Aaron Ciechanover, M.D., D.Sc.	Laureate of the Nobel Prize in Chemistry

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

Associate Professor of Medicine, Hebrew University-Hadassah Medical School, Jerusalem, Israel
We were saddened by the death of Professor Ernest Beutler, one of our Scientific Advisory Board members, during 2008.
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
After completion of clinical trials of a new drug product, FDA and foreign regulatory authority marketing approval must be obtained. Assuming that the clinical data support the product’s safety and effectiveness for its intended use, a New Drug Application (NDA) is submitted to the FDA for its review. Generally, it takes one to three years to obtain approval. If questions arise during the FDA review process, approval may take a significantly longer period of time. The testing and approval processes require substantial time and effort and approval on a timely basis, if at all, or the approval that we receive may be for a narrower indication than we had originally sought, potentially undermining the commercial viability of the product. Even if regulatory approvals are obtained, approved products are subject to continual review and holders of an approved product are required, for example, to report certain adverse reactions and production problems, if any, to the FDA, and to comply with certain requirements concerning advertising and promotional labeling for the product. Also, quality control and manufacturing procedures relating to a product must continue to conform to cGMP after approval, and the FDA periodically inspects manufacturing facilities to assess compliance with cGMP. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to comply with cGMP and other aspects of regulatory compliance. The later discovery of previously unknown problems or failure to comply with the applicable regulatory requirements with respect to any product may result in restrictions on the marketing of the product or withdrawal of the product from the market as well as possible civil or criminal sanctions. See also “—International Regulation.”
None of our products under development has been approved for marketing in the United States or elsewhere. We may not be able to obtain regulatory approval for any of our products under development in a timely manner, if at all. Failure to obtain requisite governmental approvals or failure to obtain approvals of the scope requested will delay or preclude us, or our licensees or marketing partners, from marketing our products, or limit the commercial use of our products, and thereby would have a material adverse effect on our business, financial condition and results of operations. See “Risk Factors—We may not obtain the necessary U.S. or worldwide regulatory approvals to commercialize our drug candidates in a timely manner, if at all, which would have a material adverse effect on our business and results of operations.”
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
The relevant legislation of the European Union requires that medicinal products, including generic versions of previously approved products, and new strengths, dosage forms and formulations, of previously approved products, shall have a marketing authorization before they are placed on the market in the European Union. Authorizations are granted after the assessment of quality, safety and efficacy by the respective health authorities. In order to obtain an authorization, an application must be made to the competent authority of the member state concerned or in a centralized procedure to the European Medicines Agency (EMEA). Besides various formal requirements, the application must contain the results of pharmaceutical (physico-chemical, biological or microbiological) tests, of preclinical (toxicological and pharmacological) tests as well as of clinical trials. All of these tests must have been conducted in accordance with relevant European Union regulations and must allow the reviewer to evaluate the quality, safety and efficacy of the medicinal product.
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
Under the Investment Law prior to its amendment, a company that wished to receive benefits had to receive approval from the “Investment Center” of the Israeli Ministry of Industry, Trade and Labor, the Investment Center. Each certificate of approval for an Approved Enterprise relates to a specific investment program in the Approved Enterprise, delineated both by the financial scope of the investment and by the physical characteristics of the facility or the asset, e.g., the equipment to be purchased and utilized pursuant to the program.
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
If a company that has an Approved Enterprise program is a wholly owned subsidiary of another company, then the percentage of foreign investments is determined based on the percentage of foreign investment in the parent company. The tax rates and related levels of foreign investments are set forth in the following table:

Percent of Foreign	Rate of Reduced
Ownership	Tax
0-49%	25%
49-74%	20%
74-90%	15%
90-100%	10%
Our original facility in Israel has been granted “Approved Enterprise” status, and it has elected to participate in the alternative benefits program. Under the terms of its Approved Enterprise program, the facility is located in a top priority location, or “Zone A”, and, therefore, the income from that Approved Enterprise will be tax exempt in Israel for a period of 10 years, commencing with the year in which taxable income is first generated from the relevant Approved Enterprise. The current benefits program may not continue to be available and Protalix Ltd. may not continue to qualify for its benefits.

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
Encouragement of Industrial Research and Development Law, 1984
In the past, Protalix Ltd. received grants from the Office of the Chief Scientist of the Israeli Ministry of Industry, Trade and Labor, the OCS, for the financing of a portion of its research and development expenditures in Israel. As of December 31, 2008, the OCS approved grants in respect of Protalix Ltd.’s continuing operations totaling approximately $11.0 million, measured from inception. Protalix Ltd. is required to repay up to 100% of grants actually received (plus interest at the LIBOR rate applied to the grants received on or after January 1, 1999) to the OCS through payments of royalties at a rate of 3% to 6% of the revenues generated from an OCS-funded project, depending on the period in which revenues were generated. As of December 31, 2008, Protalix Ltd. had not paid or accrued royalties and Protalix Ltd.’s contingent liability to the OCS with respect to grants received was approximately $10.6 million.
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
The State of Israel does not own intellectual property rights in technology developed with OCS funding and there is no restriction on the export of products manufactured using technology developed with OCS funding. The technology is, however, subject to transfer of technology and manufacturing rights restrictions as described above. For a description of such restrictions, please see “Risk Factors—Risks Relating to Our Operations in Israel.” OCS approval is not required for the export of any products resulting from the research or development or for the licensing of any technology in the ordinary course of business.
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
Furthermore, under applicable tax law incorporated by reference into the tax ruling obtained by Protalix Ltd. from the Israeli tax authorities, during the lock-up period, we were required to maintain our holding of at least 51% of Protalix Ltd. and certain of our shareholders at the time of the consummation of the merger were required to maintain, in the aggregate, holdings of at least 51% of our outstanding share capital. See “Risk Factors—Trading of our common stock is limited.”

Notwithstanding the limitations described above, the following transactions were not subject to any limitation on the sale of shares under the ruling: (i) dispositions by any shareholder of our company that holds less than 5% of our voting rights or issued and outstanding share capital upon the merger; or (ii) a shareholder who is not subject to, or is exempt from, the payment of taxes in Israel. These transactions are restricted pursuant to the contractual lock-ups described above.
Subject to further clarification from the Israeli tax authorities regarding the tax ruling, our Board of Directors terminated the lock-up agreements for holders of 5% or less of our outstanding shares as of the closing of the merger. Such termination allowed 22,929,381 shares of our common stock to become eligible for sale on the public market in advance of the expiration of the lock-up agreements on January 1, 2009. See also “Risk factors—Future sales of our common stock could reduce our stock price.”
According to the tax ruling, until the second anniversary of the closing of the merger, the operation of our company and/or that of Protalix Ltd. was limited as follows:
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
These limitations expired on January 1, 2009.
Employees
As of December 31, 2008, we had 138 employees, of whom 24 have an M.D. or a Ph.D. in their respective scientific fields. We believe that our relations with these employees are good. We intend to continue to hire additional employees in research and development, manufacturing and administration in order to meet our operating plans. We believe that our success will greatly depend on our ability to identify, attract and retain capable employees. The Israeli Ministry of Labor and Welfare is authorized to make certain industry-wide collective bargaining agreements that apply to types of industries or employees including ours (“Expansion Orders”). These agreements affect matters such as cost of living adjustments to salaries, length of working hours and week, recuperation, travel expenses, and pension rights. Otherwise, our employees are not represented by a labor union or represented under a collective bargaining agreement. See “Risk Factors—We depend upon key employees and consultants in a competitive market for skilled personnel. If we are unable to attract and retain key personnel, it could adversely affect our ability to develop and market our products.”
Company Background
Our principal business address is set forth below. Our executive offices and our main research manufacturing facility are located at that address. Our telephone number is +972-4-988-9488. From May 2001 through December 31, 2006, our company had no operations. We were originally formed as Embassy Acquisition Corp., a Florida corporation, in November 2005 and changed our name to Orthodontix, Inc., in April, 1992. On December 31, 2006, we acquired, through a merger with our wholly-owned subsidiary, Protalix Acquisition Co. Ltd., all of the outstanding shares of Protalix Ltd., in exchange for shares of our common stock. As a result, Protalix Ltd. is now our wholly-owned subsidiary. In connection with the merger, we completed a one-for-ten reverse stock split and on February 26, 2007, we changed our name to Protalix BioTherapeutics, Inc. Unless otherwise indicated, all share numbers in this annual report on Form 10-K give effect to such reverse stock split. On March 12, 2007, our shares of common stock were listed on the NYSE Alternext US (then, the American Stock Exchange) under the symbol PLX.
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
Available Information
Our corporate website is www.protalix.com. We make available on our website, free of charge, our Securities and Exchange Commission, or the Commission, filings, including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to these reports, as soon as reasonably practicable after we electronically file these documents with, or furnish them to, the Commission. Additionally, from time to time, we provide notifications of material news including press releases and conferences on our website. Webcasts of presentations made by our company at certain conferences may also be available on our website, to the extent the webcasts are available. The content of our website is not intended to be incorporated by reference into this report or in any other report or document we file and any references to these websites are intended to be inactive textual references only.
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
To date, we have generated no revenues from product sales and only minimal revenues from research and development services and other fees. Our accumulated deficit as of December 31, 2008 was $75.0 million. For the years ended December 31, 2008, 2007 and 2006, we had net losses of $22.4 million, $32.1 million and $9.4 million, respectively, primarily as a result of expenses incurred through a combination of research and development activities and expenses supporting those activities, which includes share-based compensation expense. Drug development and commercialization is very capital intensive. Until we receive approval from the FDA and other regulatory authorities for our drug candidates, we cannot sell our drugs and will not have product revenues. Therefore, for the foreseeable future, we will have to fund all of our operations and capital expenditures from the net proceeds of any equity or debt offerings, cash on hand, licensing fees and grants. Over the next 12 months, we expect to spend a minimum of approximately $13 million on preclinical and clinical development for our products under development. Based on our current plans and capital resources, we believe that our cash and cash equivalents will be sufficient to enable us to meet our minimum planned operating needs for approximately the next 24 months. However, changes may occur that could consume our existing capital at a faster rate than projected, including, among others, changes in the progress of our research and development efforts, the cost and timing of regulatory approvals and the costs of protecting our intellectual property rights. We may seek additional financing to implement and fund product development, preclinical studies and clinical trials for the drugs in our pipeline, as well as additional drug candidates and other research and development projects. If we are unable to secure additional financing in the future on acceptable terms, or at all, we may be unable to commence or complete planned preclinical and clinical trials or obtain approval of our drug candidates from the FDA and other regulatory authorities. In addition, we may be forced to reduce or discontinue product development or product licensing, reduce or forego sales and marketing efforts and other commercialization activities or forego attractive business opportunities in order to improve our liquidity and to enable us to continue operations which would have a material adverse effect on our business and results of operations. Any additional sources of financing will likely involve the issuance of our equity securities, which will have a dilutive effect on our shareholders.
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
As of December 31, 2008, we had 56 pending patent applications and held licensed rights to 21 pending patent applications. However, the filing of a patent application does not mean that we will be issued a patent, or that any patent eventually issued will be as broad as requested in the patent application or sufficient to protect our technology. Any modification required to a current patent application may delay the approval of such patent application which would have a material adverse effect on our business and results of operations. In addition, there are a number of factors that could cause our patents, if granted, to become invalid or unenforceable or that could cause our patent applications to not be granted, including known or unknown prior art, deficiencies in the patent application or the lack of originality of the technology.
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
We are able to take advantage of tax exemptions and reductions resulting from the “Approved Enterprise” status of our facilities in Israel. To remain eligible for these tax benefits, we must continue to meet certain conditions, including making specified investments in property and equipment, and financing at least 30% of such investments with share capital. If we fail to meet these conditions in the future, the tax benefits would be canceled and we may be required to refund any tax benefits we already have enjoyed. These tax benefits are subject to investment policy by the Israeli Government Investment Center and may not be continued in the future at their current levels or at any level. In recent years the Israeli government has reduced the benefits available and has indicated that it may further reduce or eliminate some of these benefits in the future. The termination or reduction of these tax benefits or our inability to qualify for additional “Approved Enterprise” approvals may increase our tax expenses in the future, which would reduce our expected profits and adversely affect our business and results of operations. Additionally, if we increase our activities outside of Israel, for example, by future acquisitions, such increased activities generally may not be eligible for inclusion in Israeli tax benefit programs.
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
Even if these conditions are satisfied, an Israeli court will not enforce a foreign judgment if it was given in a state whose laws do not provide for the enforcement of judgments of Israeli courts (subject to exceptional cases) or if its enforcement is likely to prejudice the sovereignty or security of the State of Israel. An Israeli court also will not declare a foreign judgment enforceable if:
•	the judgment was obtained by fraud;

•	there is a finding of lack of due process;

•	the judgment was rendered by a court not competent to render it according to the laws of private international law in Israel;

•	the judgment is at variance with another judgment that was given in the same matter between the same parties and that is still valid; or

•	at the time the action was brought in the foreign court, a suit in the same matter and between the same parties was pending before a court or tribunal in Israel.

Risks Related to Investing in Our Common Stock
The market price of our common stock may fluctuate significantly.
The market price of our common stock may fluctuate significantly in response to numerous factors, some of which are beyond our control, such as:
•	the announcement of new products or product enhancements by us or our competitors;

•	developments concerning intellectual property rights and regulatory approvals;

•	variations in our and our competitors’ results of operations;

•	results of our ongoing phase III clinical trial for our lead product candidate prGCD;

•	changes in earnings estimates or recommendations by securities analysts, if our common stock is covered by analysts;

•	developments in the biotechnology industry; and

•	general market conditions and other factors, including factors unrelated to our operating performance.
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
Trading of our common stock is limited.
Our common stock began trading on the NYSE Alternext US, formerly, the American Stock Exchange, in March 2007. To date, the liquidity of our common stock is limited, not only in terms of the number of shares that can be bought and sold at a given price, but also through delays in the timing of transactions and changes in security analyst and media coverage, if at all. These factors may result in lower prices for our common stock than might otherwise be obtained and could also result in a larger spread between the bid and ask prices for our common stock.
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
In connection with the merger, substantially all of the former shareholders of Protalix Ltd. entered into lock-up agreements with respect to their shares of our common stock to satisfy Israeli tax laws and contractual obligations. The lock-up agreements prohibited such former shareholders of Protalix Ltd. from, directly or indirectly, selling or otherwise transferring the shares of our common stock issued to them in connection with the merger during a period commencing upon the closing of the merger and ending on January 1, 2009. During such period, each such former Protalix Ltd. shareholder was permitted, under the terms of the lock-up agreements and the tax ruling described below, to sell an aggregate of 10% of each such shareholder’s original number of locked-up shares. On June 11, 2008, after completing discussions with the Israeli tax authorities regarding the tax ruling, we approved the early termination of the lock-up agreements for holders of 5% or less of our outstanding shares as of the closing of the merger which allowed an additional 22,929,381 shares of our common stock to become eligible for sale on the public market. The lock-up agreements expired as of January 1, 2009 according to their terms which freed an additional 35,875,319 shares of our common stock and options and warrants to purchase 3,046,052 shares of our common stock, for sale by the holders thereof.
Under applicable Israeli tax law incorporated by reference into the tax ruling obtained by Protalix Ltd. from the Israeli tax authorities in connection with the merger, until January 1, 2009, we were required to maintain at least 51% of Protalix Ltd. and our shareholders at the time of the consummation of the were required to maintain, in the aggregate, holdings of at least 51% of our outstanding share capital. This restriction limited, to an extent, the volume of our shares available for public trading. These restrictions expired as of January 1, 2009.
Future sales of our common stock could reduce our stock price.
Sales by shareholders of substantial amounts of our shares, the issuance of new shares by us or the perception that these sales may occur in the future, could affect materially and adversely the market price of our common stock. As described in this Annual Report, substantially all of the former shareholders of Protalix Ltd. (holding at that time, in the aggregate, 65,094,232 shares of our common stock and options and warrants to purchase 3,628,826 shares of our common stock) entered into lock-up agreements with respect to their securities of our company to satisfy Israeli tax laws and contractual obligations. The lock-up agreements prohibited such former shareholders of Protalix Ltd. from, directly or indirectly, selling or otherwise transferring the shares of our common stock issued to them in connection with the merger during a period commencing upon the closing of the merger and ending on January 1, 2009. On June 11, 2008, we approved the early termination of the lock-up agreements for holders of 5% or less of our outstanding shares as of the closing of the merger which allowed an additional 22,929,381 shares of our common stock to become eligible for sale on the public market. The lock-up agreements expired as of January 1, 2009 according to their terms which freed an additional 35,875,319 shares of our common stock and options and warrants to purchase 3,046,052 shares of our common stock, for sale by the holders thereof, subject in most cases to the limitations of either Rule 144 or Rule 701 under the Securities Act.
Directors, executive officers, principal shareholders and affiliated entities own a significant percentage of our capital stock, and they may make decisions that an investor may not consider to be in the best interests of our shareholders.
Our directors, executive officers, principal shareholders and affiliated entities beneficially own, in the aggregate, approximately 58% of our outstanding common stock. As a result, if some or all of them acted together, they would have the ability to exert substantial influence over the election of our Board of Directors and the outcome of issues requiring approval by our shareholders. This concentration of ownership may have the effect of delaying or preventing a change in control of our company that may be favored by other shareholders. This could prevent the consummation of transactions favorable to other shareholders, such as a transaction in which shareholders might otherwise receive a premium for their shares over current market prices.
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
There have been other changing laws, regulations and standards relating to corporate governance and public disclosure in addition to the Sarbanes-Oxley Act, as well as new regulations promulgated by the Commission and rules promulgated by the national securities exchanges, including the NYSE Alternext US and the NASDAQ. These new or changed laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. As a result, our efforts to comply with evolving laws, regulations and standards are likely to continue to result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. Our board members, Chief Executive Officer and Chief Financial Officer could face an increased risk of personal liability in connection with the performance of their duties. As a result, we may have difficulty attracting and retaining qualified board members and executive officers, which could have a material adverse effect on our business. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies, we may incur additional expenses to comply with standards set by regulatory authorities or governing bodies which would have a material adverse effect on our business and results of operations.
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
The issuance of preferred stock or additional shares of common stock could adversely affect the rights of the holders of shares of our common stock.
Our board of directors is authorized to issue up to 100,000,000 shares of preferred stock without any further action on the part of our shareholders. Our Board of Directors has the authority to fix and determine the voting rights, rights of redemption and other rights and preferences of preferred stock. Currently, we have no shares of preferred stock outstanding.
Our board of directors may, at any time, authorize the issuance of a series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the shares, together with a premium, before the redemption of our common stock, which may have a material adverse effect on the rights of the holders of our common stock. In addition, our board of directors, without further shareholder approval, may, at any time, issue large blocks of preferred stock. In addition, the ability of our board of directors to issue shares of preferred stock without any further action on the part of our shareholders may impede a takeover of our company and may prevent a transaction that is favorable to our shareholders.
Item 1B. Unresolved Staff Comments
On June 26, 2008, we received a comment letter from the Commission related to various issues with respect to our Annual Report on Form 10-K for the year ended December 31, 2007, including our accounting of certain stock-based compensation of non-employees. We responded to the Commission on July 11, 2008. Subsequently, on October 2, 2008, we received an additional comment letter from the Commission and on December 4, 2008, January 22, 2009, February 18, 2009, March 3, 2009, and March 5, 2009, we received verbal comments from the Commission on these and other related matters. We responded to these comment letters on October 16, 2008, December 23, 2008, February 5, 2009, and March 4, 2009, respectively, and provided the Commission with supplemental responses and information requested by the Commission in the written and verbal comments.
As of the date of the filing of this Annual Report on Form 10-K, we are responding to the verbal comments received on March 5, 2009, and have not resolved the comments described above. We determined to restate certain financial statements for our fiscal year 2007 in this Annual Report on Form 10-K as a result of our review of the financial statements in response to the Commission’s comments. We also intend to restate our financial statements for each of the first, second and third quarter of 2007. We will continue to work to resolve the comments with the Commission.
Item 2. Properties
Our manufacturing facility and executive offices, which are leased for a period ending in 2010, are located in Carmiel, Israel. The facilities currently contain approximately 13,500 sq/ft of laboratory and office space and are leased at a rate of approximately $14,000 per month. Our facilities are equipped with the requisite laboratory services required to conduct our business, and we believe that the existing facilities are adequate to meet our needs for the foreseeable future. In January

2008, we entered into an additional lease agreement with the same lessor for approximately three times our current manufacturing space in our existing manufacturing and research facility. The base rent for the additional space is approximately $27,000 per month. As of December 31, 2008, the monthly rent for the additional space will be approximately $41,000 due to the enhancements to the facility performed by the lessor. The term of the new lease is 7.5 years with three options exercisable by us to extend the term, each for a five-year period, for an aggregate of 15 additional years. In connection with the new lease, the original lease was amended to provide us with the same options to extend the original lease as provided in the new lease. Upon the exercise of each option to extend the term of the new lease, if any, the then current base rent shall be increased by 10%. We also lease an office in Ramat Gan, Israel, for approximately $1,700 per month.
Item 3. Legal Proceedings
We are not involved in any material legal proceedings.
Item 4. Submission of Matters to a Vote of Security Holders
At our Annual Meeting of Shareholders held on November 9, 2008, the following matters were voted on by our shareholders: (i) the election of 10 directors; and (ii) the approval of the appointment of Kesselman & Kesselman, Certified Public Accountant (Isr.), A member of PricewaterhouseCoopers International Limited, as our independent registered public accounting firm for the fiscal year ended December 31, 2008. The results of such shareholder votes are as follows:
(i) Election of Directors

	For	Withheld
Eli Hurvitz	58,516,636	64,789
David Aviezer, Ph.D., MBA	58,535,944	45,481
Yoseph Shaaltiel, Ph.D.	58,534,944	46,481
Alfred Akirov	58,535,984	45,441
Amos Bar-Shalev	58,500,857	80,568
Zeev Bronfeld	57,762,672	818,753
Yodfat Harel Gross	58,499,857	81,568
Roger D. Kornberg, Ph.D.	58,535,944	45,481
Eyal Sheratzky	58,500,857	80,568
Sharon Toussia-Cohen	58,453,709	127,716
(ii) Approval of Kesselman & Kesselman, Certified Public Accountant (Isr.), A member of PricewaterhouseCoopers International Limited, as our independent registered public accounting firm for the fiscal year ended December 31, 2008.

For	Against	Abstain
58,522,738	58,587	100

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock began trading on the NYSE Alternext US (then known as the American Stock Exchange) under the symbol PLX on March 12, 2007. Prior to March 12, 2007, our common stock was quoted on the OTC Bulletin Board® under the symbols PXBT.OB, ORTX.OB, and OTIX.OB. High and low closing bid quotations, for the last two fiscal years, do not give effect to the one-for-ten reverse stock split effected on December 29, 2006, and were:

	2008		2007
Quarter Ended	High	Low	High	Low
March 31	$3.59	$2.60	$35.00	$15.75
June 30	$3.70	$2.56	$31.40	$19.50
September 30	$3.06	$2.08	$45.72	$13.46
December 31	$2.17	$0.96	$37.95	$3.20
These quotations reflect prices between dealers and do not include retain mark-ups, mark-downs and commissions and may not necessarily represent actual transactions.
There were approximately 53 holders of record of our common stock at March 3, 2009. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions. To date, we have not declared or paid any cash dividends on our common stock. We do not anticipate paying any dividends on our common stock in the foreseeable future.
Equity Compensation Plan Information
The following table provides information as of December 31, 2008 with respect to the shares of our common stock that may be issued under our existing equity compensation plan.

	A	B	C
			Number of Securities Remaining
	Number of Securities to		Available for Future Issuance
	be Issued	Weighted Average	Under Equity Compensation Plans
	Upon Exercise of	Exercise Price of	(Excluding Securities Reflected in
Plan Category	Outstanding Options	Outstanding Options	Column A)
Equity Compensation Plans Approved by Shareholders	7,179,058	$1.79	2,056,623
Equity Compensation Plans Not Approved by Shareholders	4,016,368	$1.61	—

Total	11,195,426	$1.72	2,056,623

STOCK PERFORMANCE GRAPH
The following graph compares the cumulative total shareholder return data for our common stock from December 31, 2003 through December 31, 2008 to the cumulative return over such time period of (i) The AMEX Composite Index and (ii) The AMEX Biotechnology Index. The graph assumes an investment of $100 on December 31, 2003 in each of our common stock, and the stocks comprising the AMEX Composite Index and the stocks comprising the AMEX Biotechnology Index, including dividend reinvestment, if any.
The stock price performance shown on the graph below represents historical price performance and is not necessarily indicative of any future stock price performance. Specifically, during the period of December 31, 2003 through December 31, 2006, our company did not have any operations and our common stock was quoted on the OTC® Bulletin Board. The historical performance of our common stock prior to January 2, 2007, represents the performance of our company prior to the merger on December 31, 2006, and, therefore, is not indicative of the performance of our common stock after the merger or the performance of our common stock after it was listed for trade on the NYSE Alternext US (then, the American Stock Exchange) on March 12, 2007.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Protalix BioTherapeutics, Inc., The AMEX Composite Index
And The AMEX Biotechnology Index

*	$100 invested on December 31, 2003 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.
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

Item 6. Selected Financial Data
The selected consolidated financial data below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. The selected consolidated statements of operations data for the years ended December 31, 2008, 2007 and 2006 and for the period from December 27, 1993 through December 31, 2008 and the selected consolidated balance sheet data as of December 31, 2008 and 2007, are derived from the audited consolidated financial statements included elsewhere in this Annual Report. The selected consolidated statements of operations data for the year ended December 31, 2007 and the selected consolidated balance sheet data as of December 31, 2007 have been adjusted to reflect the restatement of our financial results. The statement of operations data for the years ended December 31, 2003 and 2004 and the balance sheet data as of December 31, 2004, 2005 and 2006 are derived from audited financial statements not included in this Annual Report. The historical results presented below are not necessarily indicative of future results.

	Year Ended December 31,
						Period from
						Dec. 27, 1993
						through
	2004	2005	2006	2007(1)	2008	Dec. 31, 2008
				(restated)
	(in thousands, except share and per share amounts)
Consolidated Statement of Operations Data:
Revenues	$430	$150	—	—		$830
Cost of revenues	120	35	—	—		206
Gross profit	310	115	—	—		624
Research and development expenses, net	1,920	3,773	$5,246	$13,570	$17,401	43,516
General and administrative expenses	807	2,131	4,525	20,594	6,770	36,660
Finance expense (income)	4	(43)	(344)	(2,080)	(1,757)	(4,205)

Net loss before change in accounting principle	$2,421	$5,746	$9,427	$32,084	$22,414	$75,047
Cumulative effect of change in accounting principle	—	—	(37)	—	—	(37)

Net loss	$2,421	$5,746	$9,390	$32,084	$22,414	$75,010

Net loss per share of common stock, basic and diluted (2)	$0.13	$0.31	$0.32	$0.48	$0.30

Weighted average number of shares of common stock used in computing net loss per share of common stock (3)	18,801,527	18,801,527	29,300,987	67,187,329	75,892,344

Consolidated Balance Sheet Data:
Cash and cash equivalents	$1,477	$4,741	$15,378	$61,813	$42,596
Other assets	2,478	2,484	11,610	6,324	8,215
Total assets	3,955	7,225	26,988	68,137	50,811
Current liabilities	1,246	845	2,268	3,762	5,527
Liabilities	2,480	1,130	2,704	4,452	6,464
Shareholders’ equity	1,475	6,095	24,284	63,685	44,347

*	Represents less than $1.

(1)	We have restated our consolidated balance sheet at December 31, 2007, statements of operations, changes in shareholders’ equity and cash flows for the year ended December 31, 2007 to change the accounting treatment of certain stock-based compensation of non-employees required by SFAS 123(R), Share-Based Payment, for certain transactions with nonemployees. See Note 2 to the consolidated financial statements for further information.

(2)	Reflects the retroactive effects of the impact of our merger with Protalix Ltd. and the resulting exchange of shares of common stock for the ordinary shares of Protalix Ltd. at an exchange ratio of approximately 61.08 shares of our common stock per ordinary share of Protalix Ltd. for all periods presented.

(3)	In connection with the merger, we completed a one-for-ten reverse stock split, therefore all share numbers presented in this Annual Report on Form 10-K give retroactive effect to the reverse stock split.

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
Restatement
On February 23, 2009, our management concluded, with the concurrence of the Audit Committee of our Board of Directors to amend and restate our financial statements for the year ended December 31, 2007, and each of the fiscal quarters of 2007. We have restated our consolidated balance sheet at December 31, 2007, statements of operations, changes in shareholders’ equity and cash flows for the year ended December 31, 2007 to change the accounting treatment of certain stock-based compensation of non-employees required by SFAS 123(R), Share-Based Payment, or SFAS 123R, for certain transactions with nonemployees. See Note 2 to the consolidated financial statements for further information.
All amendments and restatements to the financial statements affected are non-cash in nature.
Statement of Financial Accounting Standards No. 123 (Revised 2004) “Share-Based Payment,” or SFAS 123R, requires the use of the “fair-value-based method” to measure the value of stock-based compensation. In our application of SFAS 123R, we took the position that an active market for our common stock did not exist for the first quarter of 2007, and that better information existed for the first and third quarters of 2007, due to the limited public float and trading volume in the market. We used alternative valuation methods to calculate the fair value of the common stock underlying certain stock-based compensation awards granted to non-employees during the first and third quarters of 2007. The alternative valuation methods included a retrospective valuation conducted by a third-party specialist in the first quarter, and for the third quarter we had used the public offering price of the shares of our common stock sold in the underwritten public offering completed by us on October 25, 2007. For purposes of the second quarter of 2007, we used the traded market value of the common stock to calculate the fair value of the common stock underlying certain stock-based compensation awards granted to non-employees because we did not believe that there was a preferred, alternative valuation mechanism available for that quarter. However, we concluded that we must rely on the traded market value of the common stock for the first and third quarters of 2007. We recalculated the compensation expense for non-employees for the first and third quarters of 2007 based on the traded market price of the common stock on the applicable measurement dates and determined that the resulting increase to the compensation expense for the applicable periods was material. On that basis, we recommended to the Audit Committee that a restatement is required.
SFAS 123R requires that share-based transactions with nonemployees to be measured based on the fair value of the goods or services received or the fair value of the equity instruments, whichever is more reliably measurable. EITF 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” specifies that the measurement date for such share-based transactions should be the earlier of (1) a performance commitment, or (2) the date at which the counterparty’s performance is complete. We had previously issued 2,148,569 shares of equity instruments (stock options and restricted common stock) whose terms indicated that performance was not complete until the applicable vesting requirements were fulfilled. Accordingly, the measurement of the share-based compensation expense was determined based on the fair value of those equity instruments at each quarterly vesting date.
When preparing the consolidated financial statements for the first and third quarters of 2007, we utilized a fair value of our common stock of $6.19 and $5.00 per share, respectively. The reported traded prices of our common stock on the NYSE Alternext US were $31.32 and $34.56 at the end of the first and third quarters of 2007, respectively. We subsequently concluded that we should have used the reported traded prices as the valuation methodology for those equity instruments. Accordingly, we have restated the amounts previously reported for share-based compensation.
Overview
We are a biopharmaceutical company focused on the development and commercialization of recombinant therapeutic proteins based on our proprietary ProCellExtm protein expression system. Using our ProCellEx system, we are developing a pipeline of proprietary and biosimilar or “generic” versions of recombinant therapeutic proteins based on our plant cell-based expression technology that target large, established pharmaceutical markets and that rely upon known biological mechanisms of action. Our initial commercial focus has been on complex therapeutic proteins, including proteins for the treatment of genetic disorders, such as Gaucher disease and Fabry disease. We believe our ProCellEx protein expression system will enable us to develop proprietary recombinant proteins that are therapeutically equivalent or superior to existing recombinant proteins currently marketed for the same indications. Because we are primarily targeting biologically equivalent versions of highly active, well-tolerated and commercially successful therapeutic proteins, we believe our development process is associated with relatively less risk compared to other biopharmaceutical development processes for completely novel therapeutic proteins.
Our lead product development candidate is prGCD for the treatment of Gaucher disease, which we are developing using our ProCellEx protein expression system. Gaucher disease is a rare and serious lysosomal storage disorder with severe and debilitating symptoms. prGCD is our proprietary recombinant form of Glucocerebrosidase (GCD), an enzyme naturally found in human cells that is mutated or deficient in patients with Gaucher disease. In July 2007, we reached an agreement with the United States Food and Drug Administration, or the FDA, on the final design of our pivotal phase III clinical trial of prGCD, through the FDA’s special protocol assessment (SPA) process. We completed enrollment of patients in the phase III clinical trial in December 2008 and expect to report results of the clinical trial in the second half of 2009. We anticipate submitting a New Drug Application (NDA) for prGCD to the FDA and other comparable regulatory agencies in other countries in the fourth quarter of 2009. In addition to our phase III clinical trial, we initiated, during the third quarter of 2008, a double-blind, follow-on extension study as part of our phase III clinical trial. In December 2008, we also initiated a clinical study evaluating the safety and efficacy of switching Gaucher patients currently treated under the current standard of care to treatment with prGCD. The current standard of care for Gaucher patients is enzyme replacement therapy with Cerezyme which is produced by Genzyme Corporation and currently the only approved enzyme replacement therapy for Gaucher disease. Enzyme replacement therapy is a medical treatment in which recombinant enzymes are injected into patients in whom the enzyme is lacking or dysfunctional. The switch-over study is not a prerequisite for approval of prGCD.
Although Gaucher disease is a relatively rare disease, it represents a large commercial market due to the severity of the symptoms and the chronic nature of the disease. The annual worldwide sales of Cerezyme were approximately $1.2 billion in 2008 according to public reports by Genzyme. prGCD is a plant cell expressed version of the GCD enzyme, developed through our ProCellEx protein expression system. prGCD has an amino acid, glycan and three-dimensional structure that is very similar to its naturally-produced counterpart as well as to Cerezyme, which is a mammalian cell expressed version of the same protein. We believe prGCD may prove more cost-effective than the currently marketed alternative due to the cost benefits of expression through our ProCellEx protein expression system. In addition, based on our laboratory testing, preclinical and clinical results, we believe that prGCD may have the potential for increased potency and efficacy compared to the existing enzyme replacement therapy for Gaucher disease, which may translate into lower dosages and/or less frequent treatments.
In addition to prGCD, we are developing an innovative product pipeline using our ProCellEx protein expression system. Our product pipeline currently includes, among other candidates, therapeutic protein candidates for the treatment of Fabry disease, a rare, genetic lysosomal disorder in humans, an acetylcholinesterase enzyme-based therapy for biodefense and intoxication treatments and an additional undisclosed therapeutic protein, all of which are currently being evaluated in animal studies. We plan to file an investigational new drug application (IND) with the FDA with respect to at least one additional product during 2009 and to initiate human clinical studies immediately thereafter. We believe that we may be able to reduce the development risks and time to market for our product candidates as our product candidates are based on well-understood proteins with known biological mechanisms of actions. We hold the worldwide commercialization rights to our proprietary development candidates and we intend to establish an internal, commercial infrastructure and targeted sales force to market prGCD and our other products, if approved, in North America, the European Union and in other significant markets, including Israel. In addition we are continuously evaluating potential strategic marketing partnerships.
Our business is conducted by our wholly-owned subsidiary, Protalix Ltd., which we acquired through a reverse merger transaction effective December 31, 2006. The merger transaction was treated as a recapitalization for accounting purposes and, as such, the results of operations discussed below are those of Protalix Ltd. Prior to the merger transaction, we had not conducted any operations for several years. Protalix Ltd. was originally incorporated in Israel in December 1993. Since its inception in December 1993, Protalix Ltd. has generated significant losses in connection with its research and development, including the clinical development of prGCD. At December 31, 2008, we had an accumulated deficit of $75.0 million. Since we do not generate revenue from any of our product candidates, we expect to continue to generate losses in connection with the continued clinical development of prGCD and the research and development activities relating to our technology and other drug candidates. Such research and development activities are budgeted to expand over time and will require further resources if we are to be successful. As a result, we believe that our operating losses are likely to be substantial over the next several years. We will need to obtain additional funds for the commercialization of our lead product, prGCD, and to further develop the research and clinical development of our other programs.

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
Research and Development Expense
We expect our research and development expense to remain our primary expense in the near future as we continue to develop our product candidates. Research and development expense consists of:
•	internal costs associated with research and development activities;

•	payments made to third party contract research organizations, investigative sites and consultants;

•	manufacturing development costs;

•	personnel-related expenses, including salaries, benefits, travel, and related costs for the personnel involved in research and development;

•	activities relating to the advancement of product candidates through preclinical studies and clinical trials; and

•	facilities and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities, as well as laboratory and other supplies.
The following table identifies our current major research and development projects:

Project	Status	Expected Near Term Milestone
prGCD for the treatment of Gaucher disease	Phase III	Results of Phase III in second half of 2009
PRX 102 — alpha Galactosidase enzyme	Research	Pre Clinical during 2009
Acetylcholinesterase	Research	IND application during 2009
All of our projects, other than our phase III clinical trial of prGCD, are in the research phase with relatively immaterial costs. Most of our research and development costs were incurred in connection with our phase III clinical trial of prGCD. Our internal resources, employees and infrastructure are not tied to any individual research project and are typically deployed across all of our projects. We currently do not record and maintain research and development costs per project.
The costs and expenses of our projects are partially funded by grants we have received from the OCS. Each grant is deducted from the related research and development expenses as the costs are incurred. For additional information regarding the grant process, see “Business—Israeli Government Programs—Encouragement of Industrial Research and Development Law, 1984” in Item 1 of this Annual Report. There can be no assurance that we will continue to receive grants from the OCS in amounts sufficient for our operations, if at all.
At this time, due to the inherently unpredictable nature of preclinical and clinical development processes and given the early stage of our preclinical product development programs, we are unable to estimate with any certainty the costs we will incur in the continued development of the product candidates in our pipeline for potential commercialization. Clinical development timelines, the probability of success and development costs can differ materially from expectations. While we are currently focused on advancing each of our product development programs, our future research and development expenses will depend on the clinical success of each product candidate, as well as ongoing assessments of each product candidate’s commercial potential. In addition, we cannot forecast with any degree of certainty which product candidates may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements. See “Risk Factors—All of our product candidates other than prGCD are in research stages. If we are unable to develop and commercialize our other product candidates, our business will be adversely affected” and “—We may not obtain the necessary U.S. or worldwide regulatory approvals to commercialize our drug candidates in a timely manner, if at all, which would have a material adverse effect on our business and results of operations.”
We expect our research and development expenses to increase in the future as we continue the advancement of our clinical trials and preclinical product development programs. The lengthy process of completing clinical trials and seeking regulatory approval for our product candidates requires expenditure of substantial resources. Any failure or delay in completing clinical trials, or in obtaining regulatory approvals, could cause a delay in generating product revenue and cause our research and development expense to increase and, in turn, have a material adverse effect on our operations. If our phase III clinical trial or prGCD produces favorable results, we expect to file a New Drug Application, an NDA, for prGCD with the FDA in the last quarter of 2009. Because of the factors set forth above, we are not able to estimate with any certainty when we would recognize any net cash inflows from our projects. See “Risk Factors—Clinical trials are very expensive, time-consuming and difficult to design and implement and may result in unforeseen costs which may have a material adverse effect on our business and results of operations.”
General and Administrative Expense
General and administrative expense consists primarily of salaries and other related costs, including share-based compensation expense, for persons serving as our executive, finance, accounting and administration functions. Other general and administrative expense includes facility-related costs not otherwise included in research and development expense, costs associated with industry and trade shows and professional fees for legal and accounting services. We expect that our general and administrative expenses will increase as we add additional personnel and continue to comply with the reporting and other obligations applicable to public companies in the United States. From inception in December 1993 through December 31, 2008, we have spent $36.4 million on general and administrative expense, including share-based compensation expense of $22.8 million for options granted to employees and consultants.
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
We apply Emerging Issue Task Force 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” or EITF 96-18, with respect to options granted in consideration of services performed by consultants. In accordance with EITF 96-18, we record the benefit of any grant to a non-employee and remeasure the benefit in any future vesting period for the unvested portion of the grants, as applicable. In addition, we use the straight-line accounting method for recording the benefit of the entire grant, unlike the graded method we use to record grants made to employees.
We apply SFAS 123R which requires measurement of share-based compensation cost for all share-based awards at the fair value on the grant date and recognition of share-based compensation over the service period for awards that we expect will vest. The fair value of stock options is determined based on the number of shares granted and the price of our ordinary shares, and calculated based on the Black-Scholes valuation model, which is consistent with our valuation techniques previously utilized for options in footnote disclosures required under SFAS 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” We recognize such value as expense over the service period, net of estimated forfeitures, using the accelerated method under SFAS 123R. The cumulative effect of our adoption of SFAS 123R, as of January 1, 2006, was not material.
Protalix Ltd. had multiple classes of stock before the conversion of all preferred shares into ordinary shares in September 2006. Through December 31, 2005, Protalix Ltd. considered the three commonly used methods described by the American Institute of Certified Public Accountants, or the AICPA, practice aid, “Valuation of Privately-Held Company Equity Securities Issued as Compensation,” and determined that the Probability-Weighted Expected Return Method is the appropriate method to value its securities. We chose this method because it is forward-looking and incorporates future economic events and outcomes into the determination of value at the time of calculation. The method is limited, as are all forward-looking methods, in that it relies on a number of assumptions.
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
For purposes of determining the fair value of the options and shares of restricted common stock granted to employees and non-employees during the fiscal year ended December 31, 2008, including shares held by non employees that vested during such period, our management used the fair value of our common stock which was the closing sale price of our common stock on the NYSE Alternext US LLC on the date of calculation.
SFAS 123R allows companies to estimate the expected term of the option rather than simply using the contractual term of an option. Because of lack of data on past option exercises by employees, the expected term of the options could not be based on historic exercise patterns. Accordingly, we adopted the simplified method as stipulated in the Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment” (“SAB 107”), according to which companies may calculate the expected term as the average between the vesting date and the expiration date, assuming the option was granted as a “plain vanilla” option.
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
Results of Operations
Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007
Revenues
No revenues were recorded during the years ended December 31, 2008 or 2007.
Research and Development Expenses
Research and development expenses were $22.1 million for the year ended December 31, 2008, an increase of $7.5 million, or 51%, from $14.6 million for the year ended December 31, 2007. The increase resulted primarily from the increase of $1.8 million in development expenses related to salaries for personnel involved in research and development and $2.1 million in related subcontractors and consultants expenses, mainly in connection with our on-going phase III clinical trial of prGCD. The increase in research and development expenses was partially offset by the recognition of grants equal to $4.7 million from the OCS during 2008, an increase of approximately $3.6 million compared to the recognition of grants equal to $1.1 million during 2007.
We expect research and development expenses to continue to be our primary expense as we enter into a more advanced stage of clinical trials for our product candidates, especially with respect to the anticipated continued progress in our phase III clinical trial for prGCD.
General and Administrative Expenses
General and administrative expenses were $6.8 million for the year ended December 31, 2008, a decrease of $13.8 million, or approximately 67%, from $20.6 million for the year ended December 31, 2007. The decrease resulted primarily from a $15.0 million decrease in share-based compensation during 2008.
Financial Expenses and Income
Financial income was $1.8 million for the year ended December 31, 2008, a decrease of $323,000, or approximately 16%, compared to $2.1 million for the year ended December 31, 2007. The decrease resulted primarily from a lower interest rate for deposits in 2008 and the devaluation of the NIS against USD, both of which contributed to lower financial income during 2008.
Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006
Revenues
No revenues were recorded during the years ended December 31, 2007 or 2006.

Research and Development Expenses
Research and development expenses were $14.6 million for the year ended December 31, 2007, an increase of $7.6 million, or 109%, from $7.0 million for the year ended December 31, 2006. The increase resulted primarily from the increase of $4.7 million in development expenses related to salaries for personnel involved in research and development and $1.3 million in related subcontractors and consultants expenses. The increase in research and development expenses included the recognition of grants equal to $1.1 million from the OCS during 2007, a decrease of approximately $700,000 compared to the recognition of grants equal to $1.8 million during 2006.
We expect research and development expenses to continue to increase as we enter into a more advanced stage of clinical trials for our product candidates, especially with respect to the anticipated continued progress in our phase III clinical trial for prGCD.
General and Administrative Expenses
General and administrative expenses were $20.6 million for the year ended December 31, 2007, an increase of $16.1 million, or approximately 355%, from $4.5 million for the year ended December 31, 2006. The increase resulted primarily from a $14 million increase in share-based compensation due to the application of SFAS 123R, resulting from additional stock option awards granted in 2007 and higher share price at the measurement dates for certain options held by nonemployees that vested during 2007.
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
Liquidity and Capital Resources
Sources of Liquidity
As a result of our significant research and development expenditures and the lack of any approved products to generate product sales revenue, we have not been profitable and have generated operating losses since our inception. To date, we have funded our operations primarily with proceeds equal to $31.3 million from the sale of shares of our common stock and from sales of convertible preferred and ordinary shares of Protalix Ltd., and an additional $14.2 million in connection with the exercise of warrants issued in connection with the sale of such ordinary shares, through December 31, 2008. In addition, on October 25, 2007, we generated gross proceeds of $50 million in connection with an underwritten public offering of our common stock. We believe that the funds currently available to us as are sufficient to satisfy our capital needs for approximately the next 24 months.
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

(3)	During 2005, 1,035,569 Series B Preferred Shares were converted on a 1:1 basis into Series C Preferred Shares for no additional consideration. Also, in connection with such funding, warrants to purchase 181,228 Series B Preferred Shares were issued for no additional consideration with an aggregate exercise price of $100,000. As of the closing date of the merger, 168,034 of such warrants were exercised for net proceeds equal to approximately $96,000 and 13,194 of such warrants were forfeited.

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
Cash Flows
Net cash used in operations was $16.0 million for the year ended December 31, 2008. The net loss for 2008 of $22.4 million was mainly offset by non-cash charges for share-based compensation of $3.1 million, and depreciation of $1.3 million. Net cash used in investing activities for 2008 was $3.7 million and consisted primarily of purchases of property and equipment. Net cash used by financing activities for 2008 was approximately $51,000 due to certain fundraising costs incurred in 2008 in connection with the offering of 2007.
Net cash used in operations was $10.4 million for the year ended December 31, 2007. The net loss for 2007 of $32.0 million was mainly offset by non-cash charges for share-based compensation of $20.4 million, an increase in accounts payable of $0.9 million and depreciation of $759,000. Net cash used in investing activities for 2007 was $2.4 million and consisted primarily of purchases of property and equipment. Net cash provided by financing activities for 2007 was $58.6 million, consisting mainly of net proceeds of $45.7 million from the public underwritten offering and $12.9 million from the exercise of warrants.
Future Funding Requirements
We expect to incur losses from operations for the foreseeable future. We expect to incur increasing research and development expenses, including expenses related to the hiring of personnel and the advancement of our additional pipeline of product candidate into the various clinical trials. We expect that general and administrative expenses will also increase as we expand our finance and administrative staff, add infrastructure, and incur additional costs related to the preparation of the Company to its commercial phase for its lead product candidate, prGCD. In addition, we are considering a new manufacturing facility that would meet the FDA requirements for the manufacture of our product candidates, which would increase our capital expenditures significantly, the first phase of which has commenced in January 2009 and estimated to cost approximately $5 million.
We believe that our existing cash and cash equivalents and short-term investments will be sufficient to enable us to fund our operating expenses and capital expenditure requirements for approximately the next 24 months. We have based this estimate on assumptions that are subject to change and may prove to be wrong, and we may be required to use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials.
Our future capital requirements will depend on many factors, including the progress and results of our clinical trials, costs of commercialization activities, including product marketing, sales and distribution and whether these efforts will be performed internally or through some form of collaboration with third parties, the duration and cost of discovery and preclinical development, and laboratory testing and clinical trials for our product candidates, the timing and outcome of regulatory review of our product candidates, the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims and other intellectual property rights and the number and development requirements of other product candidates that we pursue.
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
Effects of Inflation and Currency Fluctuations
Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation has had a material effect on our results of operations during the years ended December 31, 2006, 2007 or 2008.
Currency fluctuations could affect us by increased or decreased costs mainly for goods and services acquired outside of Israel. We do not believe currency fluctuations have had a material effect on our results of operations during the years ended December 31, 2006, 2007 or 2008.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements as of December 31, 2007 and 2008. See Note 4 of the consolidated financial statements for a full description of certain contingent royalty payments.
Recently Issued Accounting Pronouncements
In December 2007, the Financial Accounting Standards Board, or the FASB, issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations,” or SFAS 141(R). SFAS 141(R) changes the accounting for business combinations, including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance and income tax uncertainties. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early application is prohibited. We have adopted SFAS 141(R) as of January 1, 2009.
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
SFAS 160 is effective for fiscal years (including interim periods within those fiscal years) beginning on or after December 15, 2008. Earlier adoption is prohibited. SFAS 160 is required to be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirement which shall be applied retrospectively for all periods presented. We have adopted SFAS 160 as of January 1, 2009. We are currently assessing the impact that SFAS 160 may have on our results of operations and financial position.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133,” or SFAS 161, which requires additional disclosures about the objectives of using derivative instruments; the method by which the derivative instruments and related hedged items are accounted for under FASB Statement No.133 and its related interpretations; and the effect of derivative instruments and related hedged items on financial position, financial performance and cash flows. SFAS 161 also requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. We will be required to adopt SFAS 161 as of January 1, 2009. SFAS 161 will not impact the consolidated financial results as it is disclosure-only in nature.

In March 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” or SFAS 162, which identifies a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities. The hierarchy of SFAS 162 is consistent with that previously defined in the AICPA Statement on Auditing Standards No. 69, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. SFAS 162 is effective 60 days following the Commission’s approval of the Public Company Accounting Oversight Board amendments to U. S. Auditing Standards Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. We do not believe the adoption of this pronouncement will have a material impact our results of operations, financial position or cash flows.
In December 2007, the FASB ratified EITF Issue No. 07-01, “Accounting for Collaborative Arrangements,” or EITF 07-01. EITF 07-01 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. EITF 07-01 also establishes the appropriate income statement presentation and classification for joint operating activities and payments between participants, as well as the sufficiency of the disclosures related to these arrangements. EITF 07-01 is effective for fiscal years beginning after December 15, 2008 (January 1, 2009, for our company). Companies are required to apply EITF 07-01 using a modified version of retrospective transition for those arrangements in place at the effective date. In addition, companies are required to report the effects of the application of EITF 07-01 as a change in accounting principle through retrospective application to all prior periods presented for all arrangements existing as of the effective date, unless it is impracticable to apply the effects of the change retrospectively. We are currently assessing the impact that EITF 07-01 may have on our results of operations and financial position.
Contractual Obligations
The following table summarizes our significant contractual obligations at December 31, 2008:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$4,308	$923	$1,850	$1,535	—
Purchase obligations (1)	$5,830	$5,830	—	—	—
Certain Clinical contract obligations	$2,556	$2,045	511	—	—
Other long term liabilities reflected on the balance sheet under GAAP	$937	—	—	—	$937

Total	$13,631	$8,798	$2,361	$1,535	$937

(1)	Represents open purchase orders issued to certain suppliers and other vendors mainly in connection with certain improvements to our manufacturing facility, that were outstanding as of December 31, 2008.
Selected Quarterly Financial Data (unaudited)

	Three Months Ended On
	2007 (1)				2008
	(restated)
	March 31	June 30	Sept. 30	Dec. 31	March 31	June 30	Sept. 30	Dec. 31
Net loss	$8,549	$9,014	$11,820	$2,701	$5,113	$4,229	$6,496	$6,576
Net loss per share of common stock, basic and diluted	$0.13	$0.14	$0.18	$0.04	$0.07	$0.06	$0.09	$0.09

(1)	Our selected quarterly data includes restated financial data that was restated to change the accounting treatment of certain stock-based compensation of non-employees required by SFAS 123(R), Share-Based Payment, for certain transactions with nonemployees.

Quarterly Effects of the Restatement

	Three Months Ended On
	March 31, 2007		June 30, 2007		Sept. 30, 2007		Dec. 31, 2007
	As		As		As		As
	previously	As	previously	As	previously	As	previously	As
	reported	restated	reported	restated	reported	restated	reported	restated
Research and development	1,794	2,488			3,445	3,460
General and administrative	1,987	6,392	6,503	6,363	1,986	9,045	1,224	(1,206)
Net loss	3,450	8,549	9,154	9,014	4,746	11,820	5,131	2,701
Net loss per share of common stock, basic and diluted	0.05	0.13	0.14	0.14	0.07	0.18	0.07	0.04
We have restated our consolidated financial statements at December 31, 2007 to change the accounting treatment of certain stock-based compensation of non-employees required by SFAS 123(R), Share-Based Payment, for certain transactions with nonemployees. As a result of the restatement, in each of the first and third quarter of 2007, our net research and development expenses increased by $694,000 and $15,000, respectively, and our general and administrative expenses increased by $4.4 million and $7.1 million, respectively. The increases resulted from the higher value attributed to the shares of our common stock underlying such stock-based compensation for the applicable measurement dates during the first and third quarters of 2007. In each of the second and fourth quarter of 2007, our general and administrative expenses decreased by $140,000 and $2.4 million, respectively. The decreases resulted from the remeasurement of certain stock-based compensation of non-employees that were measured, on an interim basis, for the first quarter of 2007. Under applicable accounting guidance, we are required to remeasure the entire cumulative vesting expense of certain stock-based compensation of non-employees for each accounting period according to the fair market value of such compensation at the end of the applicable accounting period. See Note 2 to the consolidated financial statements for further information.
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

	Year Ended December 31,
	2006	2007	2008
Average rate for period	4.4565	4.1081	3.5878
Rate at year-end	4.2250	3.8460	3.8020
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
In connection with the restatement, our management has assessed the effectiveness of our disclosure controls and procedures, and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2007 and the date of this filing. We believe that, as a result of management’s in-depth review of its accounting processes, especially as those processes relate to the application of SFAS 123R and the utilization of external resources, there are no material inaccuracies or omissions of material fact in this Form 10-K and we believe that the consolidated financial statements included in this Form 10-K fairly present in all material respects the financial condition, results of operations and cash flows of our company in conformity with United States generally accepted accounting principles.

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
Management assessed our internal control over financial reporting as of December 31, 2008, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and our overall control environment.
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
Our independent registered public accounting firm, Kesselman & Kesselman, a member of PricewaterhouseCoopers International Limited (“PwC”), has audited our internal control over financial reporting, and issued an unqualified opinion dated March 6, 2009 on our internal control over financial reporting, which opinion is included in this Annual Report on Form 10-K.
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
Changes in Internal Controls
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15f and 15d-15f under the Exchange Act) that occurred during the period ended December 31, 2008 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.
Management Consideration of Restatement
On February 23, 2009, our management concluded, with the concurrence of the Audit Committee of our Board of Directors to amend and restate our financial statements for the year ended December 31, 2007, and the first three fiscal quarters of 2007 to change the accounting treatment of certain stock-based compensation of non-employees required by SFAS 123R for certain transactions with nonemployees. The change in accounting treatment affected our consolidated balance sheet at December 31, 2007, statements of operations, changes in shareholders’ equity and cash flows for the year ended December 31, 2007, the quarters ended March 31, 2007 and September 30, 2007 and for the period from December 27, 1993 through September 30, 2008. As a result of the effect of the change in accounting treatment on our consolidated financial statements, we have restated our previously issued condensed consolidated financial statements for the year ended December 31, 2007 in this Annual Report on Form 10-K and for each of the first three fiscal quarters of 2008.
In coming to the conclusion that our disclosure controls and procedures and our internal controls over financial reporting were effective as of December 31, 2008, our management considered, among other things, its decision to restate our financial statements in connection with its calculation of stock-based compensation awards. Our Chief Executive Officer and Chief Financial Officer determined that they needed to change the accounting treatment. However, the need to restate our previously issued financial statements did not constitute a material weakness as of December 31, 2008. They have determined that, as of December 31, 2008, there were controls designed and in place to prevent or detect a material misstatement and therefore, there was no reasonable possibility that the computation of stock-based compensation awards will be materially misstated.
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Our directors and executive officers, their ages and positions as of March 1, 2009, are as follows:

Name	Age	Position
Directors
Eli Hurvitz	76	Chairman of the Board
David Aviezer, Ph.D., MBA	44	Director, President and Chief Executive Officer
Yoseph Shaaltiel, Ph.D.	55	Director and Executive VP, Research and Development
Alfred Akirov	65	Director
Amos Bar-Shalev (1)(2)(3)	56	Director
Zeev Bronfeld	57	Director
Yodfat Harel Gross (2)(3)	36	Director
Roger D. Kornberg, Ph.D.	61	Director
Eyal Sheratzky (1)(3)	40	Director
Sharon Toussia-Cohen (1)(2)	49	Director
Executive Officers
Einat Brill Almon, Ph.D.	49	Vice President, Product Development
Yossi Maimon, CPA	38	Vice President, Chief Financial Officer, Treasurer and Secretary

(1)	Member of Nominating Committee

(2)	Member of Audit Committee

(3)	Member of Compensation Committee
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
Amos Bar-Shalev. Mr. Bar-Shalev has served as our director since July 2008. Mr. Bar-Shalev served as a director of Protalix Ltd. from 2005 through January 31, 2008, and as our director from December 31, 2006 through January 31, 2008. Mr. Bar Shalev was not nominated for reelection at our annual meeting of shareholders on January 31, 2008. On July 14, 2008, our board of directors appointed Mr. Bar-Shalev to our board of directors. Mr. Bar Shalev brings to us extensive experience in managing technology companies. Currently, Mr. Bar-Shalev manages the Technorov portfolio. Until 2004, he was the Managing Director of TDA Capital Partners, a management company of the TGF (Templeton Tadiran) Fund. Prior to that, from 2004 through 2007, he was the President of Win Buyer Ltd. From 2000 through 2007, Mr. Bar-Shalev served the Director of Technorov Holdings (1993) Ltd. and from 2004 through 2007 he served as the Director of Golden Wings Investment Company Ltd. He has served on the board of directors of many companies, such as Golden Wings Investment Company Ltd., Win Buyer Ltd. and Sun Light. He received his B.Sc. in Electrical Engineering from the Technion, Israel in 1978 and M.B.A. from the Tel Aviv University in 1981. He holds the highest award from the Israeli Air Force for technological achievements.
Zeev Bronfeld. Mr. Bronfeld has served as a director of Protalix Ltd. since 1996 and as our director since December 31, 2006. Mr. Bronfeld brings to us vast experience in management and value building of biotechnology companies. Mr. Bronfeld is an experienced businessman who is involved in a number of biotechnology companies. He is a co-founder of Biocell Ltd., an Israeli publicly traded holding company specializing in biotechnology companies and has served as its Chief Executive Officer since 1986. Mr. Bronfeld currently serves as a director of Biocell Ltd., D. Medical Industries Ltd., and Biomedix Incubator Ltd., all of which are public companies traded on the Tel Aviv Stock Exchange. Mr. Bronfeld is also a director of each of the following privately-held companies: Meitav Technological Incubator Ltd., Ecocycle Israel Ltd., Contipi Ltd., Nilimedix Ltd., G-Sense Ltd., Sindolor Medical Ltd., L.N. Innovative Technologies, A.T.I Ashkelon Industries Information Technologies Ltd., T.I.F. Ventures Ltd., MOFET B’Yehuda — Industrial Research & Development in Judea Ltd., Incubator for Management of Technological Entrepreneurship Misgav Ltd., A.Y.M.B. Holdings and Investments Ltd., Macrocure Ltd., Medx-set Ltd., Braintact Ltd., Active P Ltd., and Angio B Ltd. Mr. Bronfeld received a B.A. in Economics from the Hebrew University in 1975.
Yodfat Harel Gross. Ms. Harel Gross has served as our director since June 2007. Since 2006, Ms. Harel Gross has been a Managing Director of Tamares Capital Ltd., a private investment group with interests in real estate, technology, manufacturing, leisure and media. At Tamares Capital, Ms. Harel Gross serves as the Business Development Director and the head of the Israel office. Prior to joining Tamares Capital, from 2004 to 2006, she was the Head of the Medical Desk of Orbotech, Ltd., a company providing high-tech inspection and imaging solutions for bare printed circuit board (PCB), flat panel display (FPD) and PCB assembly manufacturing worldwide. Prior to that, from 1994 to 2003, she was a Managing Director of Harel-Hertz Investment House Ltd., a business investment company with offices in Tel Aviv, Israel and Tokyo, Japan. In 2002, Harel-Hertz Investment House became the Israeli representative office for ITX Corporation, a publicly-traded company in Japan. Ms. Harel Gross currently serves on the board of directors of Tamares Capital, Tamares Hotels, Tamares Real Estate, Storewiz and Halman-Aldubi Provident Funds, Ltd. Ms. Harel Gross holds a B.A. in Communication and Political Science from Bar Ilan University and an executive M.B.A. from Bradford University, Great Britain. She has also completed programs in Directors’ Studies and Advanced Advertising and Marketing at the Israel Management Center.
Roger D. Kornberg, Ph.D. Professor Kornberg has served as our director since February 2008. He has served as a director of Teva since 2007. Professor Kornberg is a member of the U.S. National Academy of Sciences and the Winzer Professor of Medicine in the Department of Structural Biology at Stanford University, Stanford, California. He has been a member of the faculty of Stanford University since 1972. Prior to that, he was a professor at Harvard Medical School. In 2006, Professor Kornberg was awarded the Nobel Prize in Chemistry in recognition for his studies of the molecular basis of eukaryotic transcription, the process by which DNA is copied to RNA. Professor Kornberg is also the recipient of several awards, including the 2001 Welch Prize, the highest award granted in the field of chemistry in the United States, and the 2002 Leopold Mayer Prize, the highest award granted in the field of biomedical sciences from the French Academy of Sciences. He received his B.S. in Chemistry from Harvard University in 1967 and his Ph.D. in Chemistry from Stanford University in 1972. He holds honorary degrees from universities in Europe and Israel, including the Hebrew University in Jerusalem, where he currently is a visiting professor.

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
Yossi Maimon, CPA. Mr. Maimon joined Protalix Ltd. on October 15, 2006 as its Chief Financial Officer and became our Vice President and Chief Financial Officer on December 31, 2006. Prior to joining Protalix, from 2002 to 2006, he served as the Chief Financial Officer of Colbar LifeScience Ltd., a biomaterial company focusing on aesthetics, where he led all of the corporate finance activities, fund raisings and legal aspects of Colbar including the sale of Colbar to Johnson and Johnson. Mr. Maimon has a B.A. in accounting from the City University of New York and an M.B.A. from Tel Aviv University, and he is a Certified Public Accountant in the United States (New York State) and Israel.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires our directors, executive officers and holders of more than 10% of our common stock to file with the Commission reports regarding their ownership and changes in ownership of our equity securities. Dr. Aviezer, Dr. Shaaltiel, Dr. Almon and Mr. Maimon each filed a late Form 4 in connection with the grant of options in February 2008. Each of Mr. Bar-Shalev, Mr. Akirov and Dr. Kornberg filed late Forms 3 in connection with their becoming directors of our company in 2008. Last, Dr. Kornberg filed a late Form 4 in connection with the options granted to him in 2008. Otherwise, we believe that all Section 16 filings requirements were met during 2007. In making this statement, we have relied solely upon examination of the copies of Forms 3, 4 and 5 provided to us and the written representations of our former and current directors, officers and 10% shareholders.
Audit Committee
We require that all Audit Committee members possess the required level of financial literacy and at least one member of the Committee meet the current standard of requisite financial management expertise as required by the NYSE Alternext US and applicable Commission rules and regulations. Messrs. Bar-Shalev and Toussia-Cohen and Ms. Harel Gross have been appointed by the Board of Directors to serve on the Audit Committee.
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
Messrs. Bar-Shalev and Toussia-Cohen qualify as “financial experts” under the applicable rules of the Commission. In making the determination as to these individuals’ status as financial experts, our Board of Directors determined they have accounting and related financial management expertise within the meaning of the aforementioned rules, as well as the listing standards of the NYSE Alternext US.
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
Elements of Compensation
Executive compensation consists of following elements:
     Base Salary. Base salaries for our executives are established based on the scope of their responsibilities taking into account competitive market compensation paid by other companies for similar positions. Generally, we believe that executive base salaries should be targeted near the median of the range of salaries for executives in similar positions with similar responsibilities at comparable companies. Base salaries are usually reviewed annually, and adjusted from time to time to realign salaries with market levels after taking into account individual responsibilities, performance and experience. The review for 2008 took place in February 2009. The base salaries of our executive officers are set forth in “Employment Arrangements.”
     In February 2009, our Board of Directors, acting upon the resolution of a majority of our independent directors, resolved to maintain for 2009 the monthly salaries of our Chief Executive Officer, our Executive Vice President, Research and Development, our Vice President, Product Development, and our Vice President and Chief Financial Officer, at the same level of 2008.

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
     Pursuant to each officer’s employment agreement, the executive officer is eligible for a discretionary annual bonus. The Compensation Committee determines the discretionary annual bonus to be paid to our executive officers, and the discretionary bonus to be awarded to certain officers in 2008 for performance in 2008. The actual amount of the discretionary bonus to be paid to each executive officer is determined following a review of the executive’s individual performance and contribution to our strategic goals conducted during the first quarter of each fiscal year. The Compensation Committee has not fixed a minimum or a maximum amount for any officer’s annual discretionary bonus.
     In February 2009, our Board of Directors, acting upon the resolution of a majority of our independent directors, awarded approximately $29,000 to our Vice President, Product Development for her performance during the year 2008. It was further agreed that discussion regarding all other Named Executives’ bonuses for their performances during the year 2008 will be deferred to January 2010.
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
     In February 2009, our Board of Directors, acting upon the resolution of a majority of our independent directors, granted stock options to our Chief Executive Officer, our Executive Vice President, Research and Development, our Vice President, Product Development, and our Vice President and Chief Financial Officer. The number of shares of common stock underlying the option grants was 100,000, 50,000, 50,000 and 50,000, respectively. The options have an exercise price of $2.65 per share and are vested immediately upon the achievement of certain milestones. The grants of stock options to such officers were in recognition their ongoing efforts in achieving our milestones regarding clinical developments, research and development, financial developments and other factors during 2008, and partially as compensation for the lack of annual bonuses or increase in base salary during 2008.
     Severance and Change in Control Benefits. Pursuant to the employments agreements entered into with each of our executive officers, the executive officer is entitled to be insured by Protalix Ltd. under a Manager’s Policy in lieu of severance. The intention of such Manager’s Policies is to provide the officers with severance protection of one month’s salary for each year of employment. In addition, the stock option agreements provide for the acceleration of the vesting periods of options in the event of a termination without cause following a change in control of our company. In addition, stock option agreements with each of our named executive officers, as amended, provide that all of the outstanding options of each named executive officer are subject to accelerated vesting immediately upon a change in control of our company.
     Other Compensation. Consistent with our compensation philosophy, we intend to continue to maintain our current benefits for our executive officers; however, the Compensation Committee in its discretion may revise, amend, or add to the officer’s executive benefits if it deems it advisable. As an additional benefit to all of our Named Executive Officers and for most of our employees, we generally contribute to certain funds amounts equaling a total of approximately 15% of their gross salaries for certain pension and other savings plans for the benefit of the Named Executive Officers. However, the Compensation Committee determined to reduce our contributions in 2009 for the benefit of each respective Named Executive Officer to such pension and other savings plans by approximately 50% due to the economic conditions in Israel and worldwide. In addition, in accordance with customary practice in Israel, our executives’ agreements require us to contribute towards their vocational studies, and to provide annual recreational allowances, a company car and a company phone. We believe these benefits are currently equivalent with median competitive levels for comparable companies.
     Executive Compensation. We refer to the “Summary Compensation Table” set forth in Section 11 below for information regarding the compensation earned during the fiscal year ended December 31, 2008 by our Chief Executive Officer, our Executive Vice President, Research and Development, our Vice President, Product Development, Vice President and Chief Financial Officer and our Vice President of Operations. There are no other executive officers for 2008 whose total compensation exceeded $100,000 during that fiscal year other than those set forth below. We refer to our Chief Executive Officer, our Executive Vice President, Research and Development, our Vice President, Product Development and Vice President and Chief Financial Officer as our “Named Executive Officers.”
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
Respectfully submitted on February 26, 2009, by the members of the Compensation Committee of the Board of Directors.
Yodfat Harel Gross
Eyal Sherazky
Amos Bar Shalev
Summary Compensation Table
The following table sets forth a summary for the fiscal years ended December 31, 2008 and 2007 respectively, of the cash and non-cash compensation awarded, paid or accrued by Protalix Ltd. to our Named Executive Officers. There were no restricted stock awards, long-term incentive plan payouts or other compensation paid during fiscal years 2008 and 2007 by Protalix Ltd. to the Named Executive Officers, except as set forth below. The Named Executive Officers are employees of our subsidiary, Protalix Ltd. All currency amounts are expressed in U.S. dollars.

						Non-Equity	Nonqualified	All Other
				Stock	Option	Incentive Plan	Deferred	Compen-
		Salary	Bonus	Award(s)	Award(s)	Compensation	Compensation	sation	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)	Earnings($)	($)(1)	($)

David Aviezer, Ph.D., MBA	2008	486,305			565,394			93,224	1,144,923
President and CEO	2007	341,074	239,210		351,343			67,990	999,617
Yoseph Shaaltiel, Ph.D.	2008	226,652			163,328			54,704	444,684
Executive Vice President	2007	177,297	50,000		2,420			47,339	277,056
Einat Brill Almon, Ph.D.	2008	195,559	28,932		253,862			51,223	529,576
VP, Product Development	2007	153,254	65,171		94,482			42,282	355,189
Yossi Maimon, CPA	2008	203,097	30,659		238,194			83,808	555,758
Chief Financial Officer	2007	156,444	77,223		247,815			41,975	523,457
Iftah Katz(2)	2008	131,524			1,323,587			35,215	1,490,326
Vice President of Operations	2007	114,087			2,254,567			36,117	2,404,771

(1)	Includes employer contributions to pension and/or insurance plans and other miscellaneous payments.

(2)	Iftah Katz joined our company as our Vice President of Operations on February 28, 2007 and terminated on May 6, 2008.

The following table summarizes the grant of awards made to the Named Executive Officers during 2008 as of December 31, 2008.
GRANTS OF PLAN-BASED AWARDS

								All			Grant
								Other			Date
								Stock	All other		fair
								Awards:	Option	Exercise	Value
								Number	Awards:	or Base	of
								of	Number of	Price of	Stock
								Shares	Securities	Option	and
		Estimated Future Payouts Under			Estimated Future Payouts Under Equity			of Stock	Underlying	Awards	Option
	Grant	Non-Equity Incentive Plan Awards			Incentive Plan Awards			or Units	Options	($/Sh)	Awards
Name	Date	Threshold($)	Target($)	Maximum($)	Threshold($)	Target($)	Maximum($)	(#)	(#) (1)	(2)	($)(3)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)	(l)
David Aviezer
Yoseph Shaaltiel									—	—	—
Einat Brill Almon
Yossi Maimon
Iftah Katz

(1)	Represents outstanding options at December 31, 2008.

(2)	Represents the range of the exercise price of the stock options.

(3)	Represents the fair value as recorded on the grant date of the stock options.
Outstanding Equity Awards at Fiscal Year-End
The following table sets forth information with respect to the Named Executive Officers concerning equity awards as of December 31, 2008.

Option Awards						Stock Awards
									Equity
								Equity	Incentive
								Incentive	Plan
								Plan	Awards:
								Awards:	Market or
								Number	Payout
			Equity					of	Value
			Incentive				Market	Unearned	of
			Plan			Number	Value of	Shares,	Unearned
		Number	Awards:			of Shares	Shares or	Units or	Shares,
	Number	of Securities	Number			or Units	Units of	Other	Units or
	of Securities	Underlying	of Securities			of Stock	Stock	Rights	Other
	Underlying	Unexercised	Underlying	Option		That	That	That	Rights
	Unexercised	Options	Unexercised	Exercise	Option	Have Not	Have Not	Have Not	That
	Options	Unexercisable	Unearned	Price	Expiration	Vested	Vested	Vested	Have Not
Name	Exercisable (#)	(#)	Options (#)	($)	Date	(#)	($)	(#)	Vested ($)
David Aviezer	807,858	—	—	0.120	8/1/2013	—	—	—	—
	610,810	366,486	—	0.972	9/10/2016	—	—	—	—
	66,668	533,332	—	5.00	2/7/2018	—	—	—	—
Yoseph Shaaltiel	244,324	—	—	0.001	6/30/2011	—	—	—	—
	29,304	234,424	—	5.00	2/7/2018	—	—	—	—
Einat Brill Almon	251,593	—	—	0.399	5/23/2006	—	—	—	—
	85,514	146,594	—	0.972	8/13/2016	—	—	—	—
	34,584	276,688		5.00	2/7/2018	—	—	—	—
Yossi Maimon	262,558	271,238	—	0.972	9/19/2016	—	—	—	—
	19,444	155,556		5.00	2/7/2018	—	—	—	—
Iftah Katz	76,631	127,720	—	4.33	5/30/2017	—	—	—	—
Option exercises during 2008 and vested stock awards for Named Executive Officers as of December 31, 2008 were as follows:
OPTION EXERCISES AND STOCK VESTED

	Option Awards		Stock Awards
	Number of Shares Acquired	Value Received on	Number of Shares Acquired	Value Received on
Name	on Exercise (#)	Exercise($)	on Vesting (#)	Vesting($)
(a)	(b)	(c)	(d)	(e)

David Aviezer	—	—	—	—
Yossi Maimon(1)	86,176	—	—	—
Yoseph Shaaltiel	—	—	—	—
Einat Brill Almon	48,370	—	—	—
Iftah Katz	—	—	—	—

(1)	Options were exercised through net exercise with no value received by our company in connection with the exercise.
Potential Payments upon Termination or Change-in-Control
We do not provide any change in control benefits to our executive officers except that their stock option agreements, as amended, provide that all of the outstanding options of each named executive officer are subject to accelerated vesting immediately upon a change in control of our company.
Employment Arrangements
David Aviezer, Ph.D., MBA. Dr. Aviezer originally served as Protalix Ltd.’s Chief Executive Officer on a consultancy basis pursuant to a Consulting Services Agreement between Protalix Ltd. and Agenda Biotechnology Ltd., a company wholly-owned by Dr. Aviezer. On September 11, 2006, Protalix Ltd. entered into an employment agreement with Dr. Aviezer pursuant to which he agreed to be employed as Protalix Ltd.’s President and Chief Executive Officer, which agreement supersedes the Consultancy Services Agreement. Dr. Aviezer currently serves as our President and Chief Executive Officer. Dr. Aviezer’s current monthly base salary is NIS 136,000 (approximately $32,870) and he is entitled to an annual bonus at the Board’s discretion. The monthly salary is subject to cost of living adjustments from time to time. Dr. Aviezer is eligible to receive a substantial bonus in the event of certain public offerings or acquisition transactions, which bonus shall be at the discretion of the Board, and certain specified bonuses in the event Protalix achieves certain specified milestones. In connection with the employment agreement, in addition to other options already held by Dr. Aviezer granted to Dr. Aviezer options to purchase 16,000 ordinary shares of Protalix Ltd. at an exercise price equal to $59.40 per share, which we assumed as options to purchase 977,297 shares of our common stock at $0.97 per share. Such options vest quarterly retroactively from June 1, 2006, over a four-year period. In addition, in 2008 we granted to Dr. Aviezer an option to purchase 600,000 shares of our common stock at an exercise price equal to $5.00 per share. The option vests variably over a five-year period that commenced on January 1, 2008. Dr. Aviezer’s employment agreement is terminable by either party on 90 days’ written notice for any reason and we may terminate the agreement for cause without notice. Dr. Aviezer is entitled to be insured by Protalix Ltd. under a Manager’s Policy in lieu of severance, company contributions towards vocational studies, annual recreational allowances, a company car and a company phone. Dr. Aviezer is entitled to 24 working days of vacation. All stock options that have not vested as of the date of termination shall be deemed to have expired.
Yoseph Shaaltiel, Ph.D. Dr. Shaaltiel founded Protalix Ltd. in 1993 and currently serves as our Executive Vice President, Research and Development. Dr. Shaaltiel entered into an employment agreement with Protalix Ltd. on September 1, 2001. Pursuant to the employment agreement, his current monthly base salary is NIS 60,500 (approximately $14,658) per month. The employment agreement is terminable by Protalix Ltd. on 90 days’ written notice for any reason and we may terminate the agreement for cause without notice. In 2008 we granted to Dr. Shaaltiel an option to purchase 263,728 shares of our common stock at an exercise price equal to $5.00 per share. The option vests variably over a five-year period that commenced on January 1, 2008. Dr. Shaaltiel is entitled to be insured by Protalix Ltd. under a Manager’s Policy in lieu of severance, company contributions towards vocational studies, annual recreational allowances, a company car and a company phone. Dr. Shaaltiel is entitled to 24 working days of vacation.
Einat Brill Almon, Ph.D. Dr. Brill Almon joined Protalix Ltd. on December 19, 2004 as its Vice President, Product Development, pursuant to an employment agreement effective on December 19, 2004 by and between Protalix Ltd. and Dr. Brill Almon, and currently serves as our Senior Vice President, Product Development. Pursuant to the employment agreement, her current monthly base salary is NIS 55,000 per month (approximately $13,325). She is also entitled to certain specified bonuses in the event that Protalix achieves certain specified clinical development milestones within specified timelines. In connection with the employment agreement, Protalix agreed to grant to Dr. Brill Almon options to purchase 7,919 ordinary shares of Protalix Ltd. at exercise prices equal to $24.36 and $59.40 per share, which we assumed as options to purchase 483,701 shares of our common stock at $0.40 and $0.97 per share. The options vest over four years. In addition, in 2008 we granted to Dr. Almon an option to purchase 311,272 shares of our common stock at an exercise price equal to $5.00 per share. The option vests variably over a five-year period that commenced on January 1, 2008. The employment agreement is terminable by either party on 60 days’ written notice for any reason and we may terminate the agreement for cause without notice. Dr. Brill Almon is entitled to be insured by Protalix Ltd. under a Manager’s Policy in lieu of severance, company contributions towards vocational studies, annual recreational allowances, a company car and a company phone at up to NIS 1,000 per month. Dr. Brill Almon is entitled to 22 working days of vacation. All stock options that have not vested as of the date of termination shall be deemed to have expired.
Yossi Maimon, CPA. Mr. Maimon joined Protalix Ltd. as its Chief Financial Officer pursuant to an employment agreement effective as of October 15, 2006 by and between Protalix Ltd. and Mr. Maimon and currently serves as our Chief Financial Officer. Pursuant to the employment agreement, his current monthly base salary is NIS 55,000 (approximately $13,325) and Mr. Maimon is entitled to an annual discretionary bonus and additional discretionary bonuses in the event Protalix achieves significant financial milestones, subject to the Board’s sole discretion. The monthly salary is subject to cost of living adjustments from time to time. In connection with the employment agreement, Protalix agreed to grant to Mr. Maimon options to purchase 10,150 ordinary shares of Protalix Ltd. at an exercise price equal to $59.40 per share, which we assumed as options to purchase 619,972 shares of our common stock at $0.97 per share. The first 25% of such options shall vest on the first anniversary of the grant date and the remainder shall vest quarterly in 12 equal increments. In addition, in 2008 we granted to Mr. Maimon an option to purchase 175,000 shares of our common stock at an exercise price equal to $5.00 per share. The option vests variably over a five-year period that commenced on January 1, 2008. The employment agreement is terminable by either party on 60 days’ written notice for any reason and we may terminate the agreement for cause without notice. Mr. Maimon is entitled to be insured by Protalix Ltd. under a Manager’s Policy in lieu of severance, company contributions towards vocational studies, annual recreational allowances, a company car and a company phone. Mr. Maimon is entitled to 24 working days of vacation. All stock options that have not vested as of the date of termination shall be deemed to have expired.
2006 Stock Incentive Plan
Our Board of Directors and a majority of our stockholders approved our 2006 Stock Incentive Plan on December 14, 2006 and cancelled our 1998 stock option plan (no options were outstanding under the 1998 plan at that time). We have reserved 9,741,655 shares of our common stock for issuance, in the aggregate, under the 2006 Stock Incentive Plan, subject to adjustment for a stock split or any future stock dividend or other similar change in our common stock or our capital structure. As of February 1, 2009, options to acquire 2,056,623 shares of common stock remain available to be granted under our 2006 Stock Incentive Plan.
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
Compensation of Directors
The following table sets forth information with respect to compensation of our directors during fiscal year 2008. The fees to our current directors were paid by Protalix Ltd. Prior to the merger, Protalix Ltd. compensated only certain of its directors, which compensation was limited to the granting of options under its employee stock option plan. The “former directors” were our directors who resigned during fiscal year 2008.

	Fees
	Earned or				Nonqualified
	Paid in	Stock		Non-Equity Incentive	Deferred Compensation	All Other
Name	Cash($)	Award($)	Option Awards($)	Plan Compensation($)	Earnings($)	Compensation($)	Total($)

Current Directors
Eli Hurvitz(1)	33,000	—	936,116	—	—	—	969,116
Alfred Akirov	33,000						33,000
Amos Bar-Shalev	15,125	—	—	—	—	—	15,125
Zeev Bronfeld	33,000	—	—	—	—	—	33,000
Yodfat Harel Gross	33,000						33,000
Roger D. Kornberg	29,590						29,590
Eyal Sheratzky	33,000	—	—	—	—	—	33,000
Sharon Toussia-Cohen	33,000	—	—	—	—	—	33,000

(1)	Represents amounts paid to Pontifax Management Company, Ltd. pursuant to a management consulting agreement.
Our Board of Directors will review director compensation annually and adjust it according to then current market conditions and corporate governance guidelines.
Compensation Committee Interlocks and Insider Participation
Our Compensation Committee currently consists of Messrs. Bar Shalev, Sherazky and Ms Harel Gross, who were appointed to the Committee as of May 6, 2008. In addition, until May 6, 2008, Mr. Toussia Cohen served on our Compensation Committee. No member of our Compensation Committee or any executive officer of our company or of Protalix Ltd. has a relationship that would constitute an interlocking relationship with executive officers or directors of another entity. No Compensation Committee member is or was an officer or employee of ours or of Protalix Ltd. Further, none of our executive officers serves on the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our Board of Directors or Compensation Committee.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Security Ownership of Certain Beneficial Owners and Management
The following table sets forth information, as of March 1, 2009, regarding beneficial ownership of our common stock:
•	each person who is known by us to own beneficially more than 5% of our common stock;

•	each director;

•	each of our executive officers; and

•	all of our directors and executive officers collectively.
Unless otherwise noted, we believe that all persons named in the table have sole voting and investment power with respect to all shares of our common stock beneficially owned by them. For purposes of these tables, a person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from March, 2009 upon exercise of options, warrants and convertible securities. Each beneficial owner’s percentage ownership is determined by assuming that options, warrants and convertible securities that are held by such person (but not those held by any other person) and that are exercisable within such 60 days from such date have been exercised.
The address for all directors and officers is c/o Protalix BioTherapeutics, Inc., 2 Snunit Street, Science Park, POB 455, Carmiel, Israel, 20100.

	Amount and Nature of		Percentage
Name and Address of Beneficial Owner	Beneficial Ownership		of Class
Board of Directors and Executive Officers
Eli Hurvitz	6,270,949	(1)	8.1%
David Aviezer, Ph.D., MBA	1,579,752	(2)	2.0
Yoseph Shaaltiel, Ph.D.	1,668,172	(3)	2.2
Alfred Akirov	6,186,046	(4)	8.2
Amos Bar-Shalev	—		—
Zeev Bronfeld	14,466,319	(5)	19.1
Yodfat Harel Gross	—		—
Roger D. Kornberg. Ph.D.	15,625	(6)	*
Eyal Sheratzky	—		—
Sharon Toussia-Cohen	6,556,381	(7)	8.6
Einat Brill Almon, Ph.D.	388,983	(8)	*
Yossi Maimon	357,153	(9)	*
All executive officers and directors as a group (12 persons)	37,489,400	(10)	45.8

5% Holders
Biocell Ltd.	14,466,319	(11)	19.1
Pontifax G.P. Ltd.	6,270,949	(12)	8.1
Techno-Rov Holdings (1993) Ltd.	6,186,046	(13)	8.2
Marathon Investments Ltd.	6,556,381	(14)	8.6
Frost Gamma Investment Trust	9,781,273	(15)	12.9

*	less than 1%.

(1)	Consists of 2,994,378 shares of our common stock held by Pontifax (Cayman) L.P., 1,378,278 of which shares are owned of record and 1,616,100 of which shares are issuable upon exercise of options that are exercisable within 60 days of March 1, 2009, and 3,276,571 shares of our common stock held by Pontifax (Israel) L.P., 1,508,169 of which shares are owned of record and 1,768,402 of which shares are issuable upon exercise of options that are exercisable within 60 days of March 1, 2009. Mr. Hurvitz is the chairman of Pontifax G.P. Ltd.

(2)	Consists of 1,579,752 shares of our common stock issuable upon exercise of outstanding options within 60 days of March 1, 2009. Does not include 705,401 shares of common stock issuable upon exercise of outstanding options that are not exercisable within 60 days of March 1, 2009.

(3)	Consists of 1,502,054 shares of our common stock held by Dr. Shaaltiel and 166,118 shares of our common stock issuable upon exercise of outstanding options within 60 days of March 1, 2009. Does not include 219,772 shares of common stock issuable upon exercise of outstanding options that are not exercisable within 60 days of March 1, 2009.

(4)	Consists of 6,186,046 shares of our common stock held by Techno-Rov Holdings (1993) Ltd. Mr. Akirov is the Chief Executive Officer of Techno-Rov Holdings and has the power to control its investment decisions.

(5)	Consists of 14,466,319 shares of our common stock held by Biocell Ltd. Mr. Bronfeld is a director and Chief Executive Officer of Biocell. Mr. Bronfeld disclaims beneficial ownership of these shares.

(6)	Consists of 15,625 shares of our common stock issuable upon exercise of outstanding options within 60 days of March 1, 2009. Does not include 34,375 shares of common stock issuable upon exercise of outstanding options that are not exercisable within 60 days of March 1, 2009.

(7)	Consists of 6,556,381 shares of our common stock held by Marathon Investments Ltd. Mr. Toussia-Cohen is a director and Chief Executive Officer of Marathon Investments Ltd. Mr. Toussia-Cohen disclaims beneficial ownership of these shares.

(8)	Consists of 388,983 shares of our common stock issuable upon exercise of outstanding options within 60 days of March 1, 2009. Does not include 354,114 shares of common stock issuable upon exercise of outstanding options that are not exercisable within 60 days of March 1, 2009.

(9)	Consists of 26,700 outstanding shares of our common stock and 330,473 shares of our common stock issuable upon exercise of outstanding options within 60 days of March 1, 2009. Does not include 349,158 shares of common stock issuable upon exercise of outstanding options that are not exercisable within 60 days of March 1, 2009.

(10)	Consists of 31,623,947 shares of our common stock and 5,865,453 shares of our common stock issuable upon exercise of options within 60 days of March 1, 2009. Does not include 1,662,819 shares of common stock issuable upon exercise of outstanding options that are not exercisable within 60 days of March 1, 2009.

(11)	The address is Moshe Aviv Tower, 7 Jabotinsky Street, Ramat Gan, Israel. Biocell Ltd.’s investment and voting decisions are made collectively by its board of directors.

(12)	The address of Pontifax (Israel) L.P. and Pontifax (Cayman) L.P. is 8 Hamenofim Street, Herzliya Pituach 46725, Israel. Consists of 2,994,378 shares of our common stock held by Pontifax (Cayman) L.P., 1,378,278 of which shares are owned of record and 1,616,100 of which shares are issuable upon exercise of options that are exercisable within 60 days of March 1, 2009, and 3,276,571 shares of our common stock held by Pontifax (Israel) L.P., 1,508,169 of which shares are owned of record and 1,768,402 of which shares are issuable upon exercise of options that are exercisable within 60 days of March 1, 2009. Pontifax (Cayman) L.P. and Pontifax (Israel) L.P. are governed by Pontifax Management L.P. Pontifax G.P. Ltd. is the general partner of Pontifax Management L.P. Pontifax G.P. Ltd.’s investment and voting decisions are made collectively by its board of directors.

(13)	The address is Alrov Tower, 46 Rothschild Blvd., Tel Aviv, Israel. Mr. Akirov is the Chief Executive Officer of Techno-Rov Holdings (1993) Ltd. and has the power to control its investment decisions.

(14)	The address is 7 Hanagar Street, Holon, Israel. Marathon Investments Ltd.’s investment and voting decisions are made collectively by its board of directors.

(15)	The address is 4400 Biscayne Blvd., Miami, Florida 33137. Frost Gamma, L.P. is the sole and exclusive beneficiary of Frost Gamma Investments Trust. Dr. Phillip Frost is the sole limited partner of Frost Gamma, L.P. The general partner of Frost Gamma, L.P. is Frost Gamma, Inc. and the sole shareholder of Frost Gamma, Inc. is Frost-Nevada Corporation. Dr. Frost is also the sole shareholder of Frost-Nevada Corporation.
Item 13. Certain Relationships and Related Transactions, and Director Independence
On March 17, 2005, Protalix Ltd. entered into a Management Services Agreement with Pontifax Management Company, Ltd. in connection with the purchase of Protalix’s Series B Preferred Shares by the Pontifax Funds. Pursuant to the Management Services Agreement, Mr. Hurvitz serves as a member of the Board of Directors. Further, Protalix agreed not to designate a permanent chairman of the Board of Directors until Pontifax Management Company chose to nominate Mr. Hurvitz as the Chairman of the Board in 2006. In consideration for Mr. Hurvitz’s services, Protalix is required to pay Pontifax Management Company a fee equal to $3,000 per month plus required taxes on such payment. In addition, in connection with the execution of the Management Services Agreement, Protalix issued to Pontifax options to purchase a number of its Series B Preferred Shares equal to 3.5% of the then outstanding share capital with an exercise price equal to the par value of the shares. Lastly, upon the appointment of Mr. Hurvitz as Chairman of the Board of Directors, Protalix issued to Pontifax additional warrants for Series B Preferred Shares equal to 3.76% of the then outstanding share capital of Protalix. In connection with the merger, we assumed the Management Services Agreement and all options granted under the Management Services Agreement have been converted into options to purchase 3,384,502 shares of our common stock. Under the terms of the assumed Management Services Agreement, we are obligated only to use our best efforts to nominate Mr. Hurvitz for election to our Board of Directors, which remains subject to the review and approval of the Nominating Committee of the Board of

Directors and the entire Board of Directors, as applicable. For 2009, the fee payable under this agreement will be $33,000, which is the same fee payable to the other non-executive directors.
On September 14, 2006, Protalix Ltd. entered into a collaboration and licensing agreement with Teva for the development and manufacture of two proteins using ProCellEx. Mr. Hurvitz, the Chairman of our Board of Directors, is the Chairman of Teva’s Board of Directors, and Phillip Frost M.D., a former director and a major shareholder of our company, is the Vice Chairman of Teva’s Board of Directors and Professor Roger D. Kornberg, a member of our board of directors also serves as a member of the board of directors of Teva. Pursuant to the agreement, we will collaborate on the research and development of two proteins using ProCellEx. Protalix Ltd. has granted to Teva an exclusive license to commercialize the products developed under the collaboration in return for royalty and milestone payments payable upon the achievement of certain pre-defined goals. Protalix Ltd. will retain certain exclusive manufacturing rights with respect to the active pharmaceutical ingredient of the proteins following the first commercial sale of a licensed product under the agreement and other rights thereafter.
All related party transactions are reviewed and approved by the Audit Committee, as required by the audit committee charter.
Corporate Governance and Independent Directors
Our common stock began trading on the NYSE Alternext US, formerly the American Stock Exchange, under the ticker symbol “PLX” on March 12, 2007. In compliance with the listing requirements of the NYSE Alternext US, we have a comprehensive plan of corporate governance for the purpose of defining responsibilities, setting high standards of professional and personal conduct and assuring compliance with such responsibilities and standards. We currently regularly monitor developments in the area of corporate governance to ensure we are in compliance with the standards and regulations required by the NYSE Alternext US. A summary of our corporate governance measures follows.
Independent Directors
We believe a majority of the members of our Board of Directors are independent from management. When making determinations from time to time regarding independence, the Board of Directors will reference the listing standards adopted by the NYSE Alternext US as well as the independence standards set forth in the Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated by the Commission under that Act. In particular, our Audit Committee periodically evaluates and reports to the Board of Directors on the independence of each member of the Board. We anticipate our audit committee will analyze whether a director is independent by evaluating, among other factors, the following:
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
Under these standards, our Board of Directors has determined that Messrs. Sheratzky and Toussia-Cohen and Ms. Harel Gross are considered “independent” pursuant to the rules of the NYSE Alternext US and Section 10A(m)(3) of the Securities Exchange Act of 1934, as amended. In addition, our Board of Directors has determined that at least two of these directors are able to read and understand fundamental financial statements and have substantial business experience that results in their financial sophistication, qualifying them for membership on any audit committee we form. Our Board of Directors has also determined that Messrs. Akirov, Bar-Shalev, Bronfeld, Sheratzky and Toussia-Cohen, Ms. Harel Gross and Dr. Kornberg are “independent” pursuant to the rules of the NYSE Alternext US.
Our non-management directors hold formal meetings, separate from management, at least twice per year. We have no formal policy regarding attendance by our directors at annual shareholders meetings, although we encourage such attendance and anticipate most of our directors will attend these meetings. Messrs. Hurvitz, Bronfeld, Bar-Shalev, Sheratzky, Akirov, Toussia-Cohen, Aviezer and Shaaltiel, and Ms. Harel Gross, attended our 2008 annual meeting of shareholders.
Item 14. Principal Accountant Fees and Services
The following table sets forth fees billed to us by our independent registered public accounting firm during the fiscal years ended December 31, 2008 and 2007 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements; (ii) services by our independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees; (iii) services rendered in connection with tax compliance, tax advice and tax planning; and (iv) all other fees for services rendered.

	Year ended December 31,
	2008	2007
Audit Fees	$249,000	$393,000
Audit Related Fees	$49,000	$77,000
Tax Fees	$76,000	$76,000
All Other Fees	$—	$70,000
Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors
Prior to entering into the engagement letter with our independent registered accountants, our Audit Committee approved the 2008 audit fees. For fiscal year 2009, our Audit Committee has approved fees for certain services to be rendered by our independent registered accounting firm.

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
          3. Exhibits.

Exhibit
Number	Exhibit Description	Method of Filing
3.1	Amended and Restated Articles of Incorporation of the Company	Incorporated by reference to our Registration Statement on Form S-4 filed on March 26, 1998, SEC File No. 333-48677

3.2	Article of Amendment to Articles of Incorporation dated June 9, 2006	Incorporated by reference to our Registration Statement on Form 8-A filed on March 9, 2007

3.3	Article of Amendment to Articles of Incorporation dated December 13, 2006	Incorporated by reference to our Registration Statement on Form 8-A filed on March 9, 2007

3.4	Article of Amendment to Articles of Incorporation dated December 26, 2006	Incorporated by reference to our Registration Statement on Form 8-A filed on March 9, 2007

3.5	Article of Amendment to Articles of Incorporation dated February 26, 2007	Incorporated by reference to our Registration Statement on Form 8-A filed on March 9, 2007

3.6	Amended and Restated Bylaws of the Company	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed on August 8, 2008

10.1	2006 Stock Incentive Plan	Incorporated by reference to our Amended Annual Report on Form 10-K/A for the year ended December 31, 2006, filed on July 13, 2007

Exhibit
Number	Exhibit Description	Method of Filing
10.2	Employment Agreement between Protalix Ltd. and Yoseph Shaaltiel, dated as of September 1, 2004	Incorporated by reference to our Current Report on Form 8-K filed on January 8, 2007

10.3	Employment Agreement between Protalix Ltd. and Einat Almon, dated as of December 19, 2004	Incorporated by reference to our Current Report on Form 8-K filed on January 8, 2007

10.4	Employment Agreement between Protalix Ltd. and David Aviezer, dated as of September 11, 2006	Incorporated by reference to our Current Report on Form 8-K filed on January 8, 2007

10.5	Employment Agreement between Protalix Ltd. and Yossi Maimon, dated as of October 15, 2006	Incorporated by reference to our Current Report on Form 8-K filed on January 8, 2007

10.6†	License Agreement entered into as of April 12, 2005, by and between Icon Genetics AG and Protalix Ltd.	Incorporated by reference to our Amended Current Report on Form 8-K/A filed on September 20, 2007

10.7†	Research and License Agreement between Yeda Research and Development Company Limited and Protalix Ltd. dated as of March 15, 2006	Incorporated by reference to our Amended Current Report on Form 8-K/A filed on September 20, 2007

10.8†	Agreement between Teva Pharmaceutical Industries Ltd. and Protalix Ltd., dated September 14, 2006	Incorporated by reference to our Amended Current Report on Form 8-K/A filed on September 20, 2007

10.9	Lease Agreement between Protalix Ltd. and Angel Science Park (99) Ltd., dated as of October 28, 2003 as amended on April 18, 2005	Incorporated by reference to our Current Report on Form 8-K filed on January 8, 2007

10.10	Merger Agreement and Plan of Reorganization made and entered into as of August 21, 2006, by and among the Company, Protalix Acquisition Co., Ltd. and Protalix Ltd.	Incorporated by reference to our Current Report on Form 8-K filed on January 8, 2007

10.11	Stock Option Award Agreement grant by and between the Company and Steven Rubin, dated as of December 31, 2006	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2007, filed on March 30, 2007

10.12	First Amendment to the December 31, 2006 Stock Option Award Agreement by and between the Company and Steven Rubin, effective as of February 28, 2007	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2008 filed on March 30, 2007

10.13	Scientific Advisory Board Agreement dated August 5, 2007 by and between the Company and Aaron Ciechanover, M.D.	Incorporated by reference to our Current Report on Form 8-K filed on August 6, 2007

10.14†	Research and License Agreement made on August 8, 2007, by and between Yissum Research Development Company of Jerusalem, the Boyce Thompson Institute and Protalix Ltd.	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, filed on November 14, 2007

10.15	Unprotected Lease Agreement	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2007, filed on March 17, 2008.

21.1	Subsidiaries	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2006, filed on March 30, 2007

23.1	Consent of Kesselman & Kesselman, Certified Public Accountant (Isr.), A member of PricewaterhouseCoopers International Limited, independent registered public accounting firm for the Registrant	Filed herewith

Exhibit
Number	Exhibit Description	Method of Filing
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Certification of Chief Executive Officer	Filed herewith

32.2	18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Certification of Chief Financial Officer	Filed herewith

†	Portions of this exhibit were omitted and have been filed separately with the Secretary of the Securities and Exchange Commission pursuant to the Registrant’s application requesting confidential treatment under Rule 24b-2 of the Exchange Act.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of March 6, 2009.

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

Signature	Title	Date

/s/ David Aviezer	President, Chief Executive Officer (Principal	March 6, 2009
David Aviezer, Ph.D.	Executive Officer) and Director

/s/ Yossi Maimon	Chief Financial Officer, Treasurer and Secretary	March 6, 2009
Yossi Maimon	(Principal Financial and Accounting Officer)

/s/ Yoseph Shaaltiel	Executive VP, Research and Development and	March 6, 2009
Yoseph Shaaltiel, Ph.D.	Director

/s/ Eli Hurvitz	Chairman of the Board	March 6, 2009
Eli Hurvitz

/s/ Alfred Akirov	Director	March 6, 2009
Alfred Akirov

/s/ Amos Bar-Shalev	Director	March 6, 2009
Amos Bar-Shalev

/s/ Zeev Bronfeld	Director	March 6, 2009
Zeev Bronfeld

/s/ Yodfat Harel Gross	Director	March 6, 2009
Yodfat Harel Gross

Signature	Title	Date

/s/ Eyal Sheratzky	Director	March 6, 2009
Eyal Sheratzky

/s/ Roger D. Kornberg	Director	March 6, 2009
Roger D. Kornberg, Ph.D.

/s/ Sharon Toussia-Cohen	Director	March 6, 2009
Sharon Toussia-Cohen

PROTALIX BIOTHERAPEUTICS, INC.
(a development stage company)
CONSOLIDATED FINANCIAL STATEMENTS

Page
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-2

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets as of December 31, 2007, and 2008	F-3

Consolidated Statements of Operations for the years ended December 31, 2006, 2007, and 2008 and for the period from December 27, 1993 (Incorporation), through December 31, 2008	F-4

Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2006, 2007, and 2008, and for the period from December 27, 1993 (Incorporation), through December 31, 2008	F-5

Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2007, and 2008, and for the period from December 27, 1993 (Incorporation), through December 31, 2008	F-6

Notes to Consolidated Financial Statements	F-8
The dollar amounts are stated in U.S. dollars ($)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders of
PROTALIX BIOTHERAPEUTICS, INC.
(A Development stage company)
In our opinion, the consolidated balance sheets and the related statements of operations, changes in shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Protalix BioTherapeutics, Inc. and its subsidiary (a development stage enterprise) at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 and for the period from December 27, 1993 (date of the Company’s incorporation) through December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management Report on Internal Control over Financial Reporting” appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our audits (which were integrated audits in 2008 and 2007). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
As discussed in Note 2, the Company has restated its 2007 financial statements.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Tel-Aviv, Israel	/s/ Kesselman & Kesselman
March 6, 2009	Kesselman & Kesselman
Certified Public Accountant (Isr.)
A member of PricewaterhouseCoopers
International Limited

PROTALIX BIOTHERAPEUTICS, INC.
(a development stage company)
CONSOLIDATED BALANCE SHEETS
(U.S. dollars in thousands, except shares and per share amounts)

	December 31,
	2007	2008
	(restated)
ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$61,813	$42,596
Accounts receivable	1,354	793

Total current assets	63,167	43,389

FUNDS IN RESPECT OF EMPLOYEE RIGHTS UPON RETIREMENT	464	581

PROPERTY AND EQUIPMENT, NET	4,506	6,841

Total assets	$68,137	$50,811

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accruals:
Trade	$899	$2,235
Other	2,863	3,292

Total current liabilities	3,762	5,527

LIABILITY FOR EMPLOYEE RIGHTS UPON RETIREMENT	690	937

Total liabilities	4,452	6,464

COMMITMENTS

SHAREHOLDERS’ EQUITY:
Common Stock, $0.001 par value:
Authorized — as of December 31, 2007 and 2008, 150,000,000 shares; Issued and outstanding — as of December 31, 2007 and 2008, 75,775,439 and 75,938,059 shares, respectively	76	76
Additional paid-in capital	116,205	119,281
Deficit accumulated during the development stage	(52,596)	(75,010)

Total shareholders’ equity	63,685	44,347

Total liabilities and shareholders’ equity	$68,137	$50,811

The accompanying notes are an integral part of the consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.
(a development stage company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(U.S. dollars in thousands, except shares and per share amounts)

				Period from
				December 27, 1993*
	Year ended December 31,			through
	2006	2007	2008	December 31, 2008
		(restated)
REVENUES				$830
COST OF REVENUES				206

GROSS PROFIT				624

RESEARCH AND DEVELOPMENT EXPENSES	$6,997	$14,641	$22,115	54,417
Less — grants	(1,751)	(1,071)	(4,714)	(10,901)

	5,246	13,570	17,401	43,516

GENERAL AND ADMINISTRATIVE EXPENSES	4,525	20,594	6,770	36,360

OPERATING LOSS	9,771	34,164	24,171	79,252

FINANCIAL INCOME — NET	(344)	(2,080)	(1,757)	(4,205)

NET LOSS BEFORE CHANGE IN ACCOUNTING PRINCIPLE	9,427	32,084	22,414	75,047
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(37)			(37)

NET LOSS FOR THE PERIOD	$9,390	$32,084	$22,414	$75,010

NET LOSS PER SHARE OF COMMON STOCK — BASIC:
Prior to cumulative effect of change in accounting principle	$0.32	$0.48	$0.30
Cumulative effect of change in accounting principle	**	—	—

	$0.32	$0.48	$0.30

NET LOSS PER SHARE OF COMMON STOCK — DILUTED:
Prior to cumulative effect of change in accounting principle	$0.32	$0.48	$0.30
Cumulative effect of change in accounting principle	**		—

	$0.32	$0.48	$0.30

WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK USED IN COMPUTING LOSS PER SHARE OF COMMON STOCK:
Basic	29,300,987	67,187,329	75,890,633

Diluted	29,300,987	67,187,329	75,890,633

*	Incorporation date, see Note 1a.

**	Represents an amount less than $0.01.
The accompanying notes are an integral part of the consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.
(a development stage company)
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(U.S. dollars in thousands, except share data)

							Deficit
							accumulated
		Convertible		Convertible		Additional	during
	Common	preferred	Common	preferred		paid-in	development
	Stock	shares	Stock	Shares	Warrants	Capital	stage	Total
	Number of shares		Amount
As of — December 27, 1993 (1)
Changes during the period from December 27, 1993 through December 31, 2005:
Ordinary and convertible preferred A and B shares issued for cash (net of issuance costs of $532)	18,801,527	398,227	19	1	1,027	13,634	—	14,681
Share-based compensation	—	—	—	—	—	2,536	—	2,536
Net Loss	—	—	—	—	—	—	(11,122)	(11,122)

Balance at December 31, 2005	18,801,527	398,227	19	1	1,027	16,170	(11,122)	6,095
Changes during 2006:
Common Stock and warrants issued for cash (net of issuance costs of $236) (see Note 6c)	10,054,600	—	10	—	355	14,522	—	14,887
Merger with a wholly-owned subsidiary of Orthodontix, Inc. (net of issuance cost of $642) (2)	583,280	—	1	—	—	240	—	241
Exercise of options granted to employees and non-employees	2,670,403	847	3	—	—	394	—	397
Share-based compensation	—	—	—	—	—	3,421	—	3,421
Conversion of convertible preferred shares into Common Stock (see Note 6a) (3)	24,375,870	(399,074)	24	(1)	—	(23)	—	—
Change in accounting principle	—	—	—	—	—	(37)	37	—
Expiration of warrants (4)	—	—	—	—	(34)	34	—	—
Exercise of warrants (5)	5,296,279	—	5	—	(993)	9,658	—	8,670
Net Loss	—	—	—	—	—	—	(9,427)	(9,427)

Balance at December 31, 2006	61,781,959	—	62	—	355	44,379	(20,512)	24,284
Changes during 2007 (restated):
Common Stock issued for cash (net of issuance costs of $4,310) (see Note 6e)	10,000,000	—	10	—	—	45,680	—	45,690
Share-based compensation	—	—	—	—	—	20,437	—	20,437
Exercise of options granted to employees	110,064	—	*	—	—	14	—	14
Exercise of warrants	3,875,416	—	4	—	(355)	5,684	—	5,333
Restricted Common Stock issued for future services (6)	8,000	—	*	—	—	11	—	11
Net Loss	—	—	—	—	—	—	(32,084)	(32,084)

Balance at December 31, 2007 (restated)	75,775,439	—	76	—	—	116,205	(52,596)	63,685
Changes during 2008:
Restricted Common Stock issued for future services (6)	(5,333)	—	*	—	—	(3)	—	(3)
Share-based compensation		—		—	—	3,074	—	3,074
Exercise of options granted to employees (includes net exercise)	167,953	—	*	—	—	5	—	5
Net Loss		—		—	—		(22,414)	(22,414)

Balance at December 31, 2008	75,938,059	—	76	—	—	119,281	(75,010)	44,347

*	Represents an amount less than $1.

(1)	Incorporation date, see Note 1a.

(2)	Upon the Merger consummated in December 2006, which has been accounted for as a reverse acquisition, the holders of capital stock of the Company prior to the Merger retained 583,280 shares of Common Stock. See Note 6b.

(3)	Conversion of 399,074 convertible preferred shares prior to the Merger, and exchange of resulting 399,074 shares for Common Stock at an exchange rate of approximately 61.08 for 1. See Note 6b.

(4)	Expiration of 2,977 warrants (without giving effect to the exchange) immediately prior to the Merger.

(5)	Exercise of warrants prior to the Merger, and exchange of resulting 86,709 shares for Common Stock at an exchange rate of approximately 61.08 for 1. See Note 6d.

(6)	The Company issued a total of 8,000 shares of restricted Common Stock in consideration for services provided by, and to be provided by, a member of the Company’s Scientific Advisory Board. Such services were terminated in October 2008 while the forfeiture provisions of the restricted stock were still in effect. Accordingly, 5,333 shares of the restricted Common Stock were forfeited. See Note 6f(2)(a)(3).
The accompanying notes are an integral part of the consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.
(a development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in thousands)

				Period from
				December 27, 1993*
	Year ended December 31,			through
	2006	2007	2008	December 31, 2008
	(restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(9,390)	$(32,084)	$(22,414)	$(75,010)
Adjustments required to reconcile net loss to net cash used in operating activities:	—	—	—
Cumulative effect of change in accounting principle	(37)			(37)
Share based compensation	3,421	20,448	3,071	29,455
Depreciation and impairment of fixed assets	502	759	1,301	3,240
Financial income net (mainly exchange differences)	—	(806)	(270)	(1,076)
Changes in accrued liability for employee rights upon retirement	151	254	247	937
Loss (Gain) on amounts funded in respect of employee rights upon retirement	(7)	(57)	39	(65)
Gain on sale of fixed assets	—	(6)		(6)
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(1,031)	140	636	(509)
Increase in accounts payable and accruals	1,300	903	1,375	4,382

Net cash used in operating activities	$(5,091)	$(10,449)	$(16,015)	$(38,689)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	$(842)	$(2,335)	$(3,371)	$(9,193)
Investment grant received in respect of fixed assets	—	—		38
Investment in restricted deposit	(47)	—	(175)	(222)
Proceeds from sale of property and equipment	—	11	1	12
Amounts funded in respect of employee rights upon retirement, net	(91)	(114)	(156)	(516)

Net cash used in investing activities	$(980)	$(2,438)	$(3,701)	$(9,881)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan and convertible bridge loan received	$—	$—	$—	$2,145
Repayment of loan	—	—	—	(1,000)
Issuance of shares and warrants, net of issuance cost	14,877	45,746	(56)	74,059
Exercise of options and warrants	1,490	12,924	5	14,419
Merger with a wholly-owned subsidiary of the Company, net of issuance cost	341	(104)		237

Net cash provided by (used in) financing activities	$16,708	$58,566	$(51)	$89,860

EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	756	550	1,306

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	10,637	46,435	(19,217)	42,596
BALANCE OF CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,741	15,378	61,813	—

BALANCE OF CASH AND CASH EQUIVALENTS AT END OF PERIOD	$15,378	$61,813	$42,596	$42,596

*	Incorporation date, see Note 1a.
The accompanying notes are an integral part of the consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.
(a development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in thousands)
(CONTINUED)

					Period from
					December 27, 1993*
	Year ended December 31,				through
	2006		2007	2008	December 31, 2008
			(restated)
SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$	**	—	—	$80

SUPPLEMENTARY INFORMATION ON INVESTING AND FINANCING ACTIVITIES NOT INVOLVING CASH FLOWS:
Conversion of convertible bridge loan into shares					$1,145

Purchase of property and equipment		$135	$666	$932	$932

Issuance cost not yet paid and accruals — other		$5	$61	$5	$5

Exercise of warrants (see Note 6d)		$7,577

Issuance cost paid by a grant of options					$21

Consultants’ and director credit balance converted into shares					$80

Merger with a wholly-owned subsidiary of Orthodontix, Inc:
Prepaid expenses		$4

Issuance cost setoff against accounts payable		$104

*	Incorporation date. See Note 1a.

**	Represents an amount less than $1.
The accompanying notes are an integral part of the consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands)
NOTE 1 — SIGNIFICANT ACCOUNTING POLICIES
a.	General
1.	Operation

Protalix BioTherapeutics, Inc. (the “Company”) and its wholly-owned subsidiary, Protalix Ltd. (the “Subsidiary” or “Protalix Ltd.”), are biopharmaceutical companies focused on the development and commercialization of recombinant therapeutic proteins based on the Company’s proprietary ProCellExtm protein expression system (“ProCellEx”). The Company’s lead product development candidate is prGCD for the treatment of Gaucher disease, which the Company is developing using its ProCellEx protein expression system. The Company is currently treating patients in a phase III clinical trial of prGCD.

The Company has been in the development stage since its inception (see 2 below). Successful completion of the Company’s development program and its transition to normal operations is dependent upon obtaining necessary regulatory approvals from the United States Food and Drug Administration (the “FDA”) prior to selling its products within the United States, and foreign regulatory approvals must be obtained to sell its products internationally. There can be no assurance that the Company will receive regulatory approval of any of its product candidates, and a substantial amount of time may pass before the Company achieves a level of sales adequate to support the Company’s operations, if at all. The Company will also incur substantial expenditures in connection with the regulatory approval process and may need to raise additional capital during the developmental period. Obtaining marketing approval will be directly dependent on the Company’s ability to implement the necessary regulatory steps required to obtain marketing approval in the United States and in other countries, and on the success of the Company’s clinical trials. The Company cannot predict the outcome of these activities.

2.	The Merger

On December 31, 2006, the Company (formerly Orthodontix, Inc.) consummated the acquisition of Protalix Ltd., a privately-held Israeli biotechnology company incorporated on December 27, 1993, by the merger (the “Merger”) of its wholly owned subsidiary, Protalix Acquisition Co., Ltd., with Protalix Ltd. At and as of the Merger, the former shareholders of Protalix Ltd. received a number of shares of Common Stock equal to more than 99% of the outstanding shares of Common Stock. As a result, Protalix Ltd. is now the Company’s wholly-owned subsidiary. As of that date, for accounting purposes, the Merger was accounted for as a recapitalization of Protalix Ltd. Accordingly, the historical financial statements of the Company reflect the historical operations and financial statements of the Subsidiary before the Merger. See Note 6b for a more detailed discussion of the Merger.

All share and per share data provided in these notes to the financial statements has been retroactively restated to reflect the conversion ratio related to the exchange of shares in the Merger (and giving effect to the one-for-ten reverse stock split effected in connection with the Merger), unless otherwise stated herein. All convertible preferred share data is provided on a pre-exchange basis as all of the preferred shares of the Subsidiary were converted in ordinary shares prior to the Merger. See Note 6b.

3.	Liquidity

The Company currently does not have sufficient resources to complete the commercialization of any of its proposed products. Based on its current cash resources and commitments, the Company believes it will be able to maintain its current planned development activities and the corresponding level of expenditures for approximately the next 24 months, although no assurance can be given that the Company will not need additional cash prior to such time.

If there are unexpected increases in general and administrative expenses and research and development expenses, the Company may need to seek additional financing during the next 24 months.
b.	Basis of presentation
The Company’s financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and Statement of Financial Accounting Standards (“SFAS”) No. 7,

PROTALIX BIOTHERAPEUTICS, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands)
NOTE 1 — SIGNIFICANT ACCOUNTING POLICIES (continued):
“Accounting and Reporting by Development Stage Enterprises.” The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.
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

Transactions and balances originally denominated in dollars are presented at their original amounts. Balances in non-dollar currencies are translated into dollars using historical and current exchange rates for non-monetary and monetary balances, respectively. For non-dollar transactions and other items (stated below) reflected in the statements of operations, the following exchange rates are used: (i) for transactions – exchange rates at the transaction dates or average rates; and (ii) for other items (derived from non-monetary balance sheet items such as depreciation and amortization, etc.) – historical exchange rates. Currency transaction gains or losses are carried to financial income or expenses, as appropriate.

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
Leasehold improvements are amortized by the straight-line method over the expected lease term, which is shorter than the estimated useful life of the improvements.
f.	Impairment in value of long-lived assets:

The Company tests long-lived assets for impairment if an indication of impairment exists. If the sum of expected future cash flows of definite life of long lived assets (undiscounted and without interest charges) is less than the carrying amount of such assets, the Company recognizes an impairment loss, and writes down the assets to their estimated fair values, calculated based on expected future discounted cash flows. See also Note 3c.

g.	Income taxes
1.	Deferred income taxes

Deferred taxes are determined utilizing the assets and liabilities method based on the estimated future tax effects of the differences between the financial accounting and tax bases of assets and liabilities under the applicable tax laws. Deferred tax balances are computed using the tax rates expected to be in effect when those differences reverse. A valuation allowance in respect of deferred tax assets is provided if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company has provided a full valuation allowance with respect to its deferred tax assets.

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
2.	Uncertainty in income taxes

As of January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured and derecognized in financial statements; requires certain disclosures of uncertain tax positions; specifies how reserves for uncertain tax positions should be classified on the balance sheet; and provides transition and interim-period guidance, among other provisions. The adoption of FIN 48 did not result in any adjustment to the Company’s consolidated financial statements.
h.	Research and development costs

Research and development costs are expensed as incurred and consist primarily of personnel, facilities, equipment and supplies for research and development activities. Grants received by the Subsidiary from the Office of the Chief Scientist of Israel’s Ministry of Industry and Trade (the “OCS”) and other research foundations are recognized when the grant becomes receivable, provided there is reasonable assurance that the Company or the Subsidiary will comply with the conditions attached to the grant and there is reasonable assurance the grant will be received. The grant is deducted from the related research and development expenses as the applicable costs are incurred. See also Note 5(a).

In connection with purchases of assets, amounts assigned to intangible assets to be used in a particular research and development project that have not reached technological feasibility and have no alternative future use are charged to research and development costs at the purchase date.

Effective January 1, 2008, the Company adopted Emerging Issues Task Force (EITF) Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities” (“EITF 07-3”). EITF 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and amortized over the period that the goods are delivered or the related services are performed, subject to an assessment of recoverability. The Company’s adoption of EITF 07-3 did not have a material effect on the Company’s consolidated financial statements.

i.	Comprehensive loss

The Company has no other comprehensive loss components other than net loss for the reported periods.

j.	Concentration of credit risks

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of bank deposits. The Company deposits these instruments with highly rated financial institutions, mainly in Israeli banks, and, as a matter of policy, limits the amounts of credit exposure to any one financial institution. The Company has not experienced any credit losses in these accounts and does not believe it is exposed to any significant credit risk on these instruments.

k.	Share-based compensation

The Company accounts for share based payments in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-based Payment” (“SFAS 123R”). SFAS 123R requires awards classified as equity awards be accounted for using the grant-date fair value method. The fair value of share-based payment transactions is recognized as an expense over the requisite service period, net of estimated forfeitures. The Company estimated forfeitures based on historical experience and anticipated future conditions.

PROTALIX BIOTHERAPEUTICS, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands)
NOTE 1 — SIGNIFICANT ACCOUNTING POLICIES (continued):
The Company elected to recognize compensation cost for an award with only service conditions that has a graded vesting schedule using the accelerated method based on the multiple-option award approach.
The adoption of SFAS 123R effective January 1, 2006 resulted in a cumulative benefit from an accounting change of $37, which reflects the net cumulative impact of estimating future forfeitures in the determination of expense over reporting periods, rather than recording forfeitures when they occur, as previously permitted under Accounting Principles Board Opinion No. 25 — “Accounting for Stock Issued to Employees.”
When stock options are granted as consideration for services provided by consultants and other non-employees, the transaction is accounted for based on the fair value of the consideration received or the fair value of the stock options issued, whichever is more reliably measurable, pursuant to the guidance in Emerging Issues Task Force (“EITF”) 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (ËITF 96-18”). The fair value of the options granted is measured on a final basis at the end of the related service period and is recognized over the related service period using the straight-line method.
l.	Net Loss per share

Basic and diluted loss per share (“LPS”) are computed by dividing net loss by the weighted average number of shares of Common Stock outstanding for each period.

Convertible preferred shares were not taken into account in the computation of the LPS since the holders of the convertible preferred shares did not have a contractual obligation to share in the losses of the Company.

Convertible preferred shares, shares of restricted Common Stock and the shares of Common Stock underlying outstanding options and warrants of the Company were not included in the computation of diluted LPS because of the anti-dilutive effect of doing so.

The total weighted average number of shares of Common Stock underlying the convertible preferred shares (on a pre-exchange basis), which have been excluded from the calculations of diluted LPS, were 278,805, 0 and 0 for the years 2006, 2007 and 2008, respectively.

Diluted LPS does not include options, restricted shares of Common Stock and warrants of the Company in the amount of 14,403,386, 11,959,795 and 11,037,356 shares of Common Stock for the years 2006, 2007 and 2008, respectively (of which 9,957,800, 0 and 0 shares of Common Stock, respectively, are included on a post-exchange basis).

m.	Fair Value Measurement

Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), and the related effective FASB Staff Positions (“FSPs”). SFAS 157 defines fair value, establishes a framework for measuring fair value and enhances fair value measurement disclosure. Under this standard, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date.

The adoption of SFAS 157 did not have a material impact on the Company’s results of operations and financial condition as the Company does not have any financial asset or liability that is measured at fair value on a recurring basis in accordance with the requirements of SFAS 157.

In February 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157”. FSP FAS 157-2 delays the effective date of SFAS No. 157 from 2008 to 2009 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).

PROTALIX BIOTHERAPEUTICS, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands)
NOTE 1 — SIGNIFICANT ACCOUNTING POLICIES (continued):
n.	Newly issued Accounting Pronouncements
1.	In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) changes significantly the accounting for business combinations. Among the more significant changes, it expands the definition of a business and a business combination, changes the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance and income tax uncertainties.

SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early application is prohibited. The Company is required to adopt SFAS 141(R) on January 1, 2009. The Company does not expect the adoption of this statement to have a material effect on its consolidated financial statements.

2.	In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51” (“SFAS 160”).

SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. An ownership interest in subsidiaries held by any party other than a parent should be presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. SFAS 160 requires that changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary should be accounted for similarly as equity transactions. When a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary should be initially measured at fair value, with any gain or loss recognized in earnings.

SFAS 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interests.

SFAS 160 is effective for fiscal years (including interim periods within those fiscal years) beginning on or after December 15, 2008. Earlier adoption is prohibited. The statement shall be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirement which shall be applied retrospectively for all periods presented. The Company will be required to adopt SFAS 160 on January 1, 2009. The Company does not expect the adoption of this statement to have a material effect on its consolidated financial statements.

3.	In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”), which requires additional disclosures about the objectives of using derivative instruments; the method by which the derivative instruments and related hedged items are accounted for under FASB Statement No. 133 and its related interpretations; and the effect of derivative instruments and related hedged items on financial position, financial performance, and cash flows. SFAS 161 also requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. The Company is required to adopt SFAS 161 on January 1, 2009. This statement will not impact the consolidated financial results as it is disclosure-only in nature.

4.	In December 2007, the FASB ratified EITF Issue No. 07-1, “Accounting for Collaborative Arrangements” (“EITF 07-1”). EITF 07-1 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. EITF 07-1 also establishes the appropriate income statement presentation and classification for joint operating activities and payments between participants, as well as the sufficiency of the disclosures related to these arrangements. EITF 07-1 is effective for fiscal years beginning after December 15, 2008.

PROTALIX BIOTHERAPEUTICS, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands)
NOTE 1 — SIGNIFICANT ACCOUNTING POLICIES (continued):
The Company will be required to adopt EITF 07-1 on January 1, 2009. EITF 07-1 shall be applied using modified version of retrospective transition for those arrangements in place at the effective date. An entity should report the effects of applying this Issue as a change in accounting principle through retrospective application to all prior periods presented for all arrangements existing as of the effective date, unless it is impracticable to apply the effects the change retrospectively. The Company is currently assessing the impact that EITF 07-1 may have on its consolidated financial statements.
o.	Reclassifications

Certain figures in respect of prior years have been reclassified to conform with the current year presentation.
NOTE 2 — RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS
The Company has restated its consolidated balance sheet at December 31, 2007, statements of operations, changes in shareholders’ equity and cash flows for the year ended December 31, 2007 to change the accounting treatment of certain stock-based compensation of non-employees required by SFAS 123(R), Share-Based Payment (“SFAS 123R”) for certain transactions with nonemployees.
Statement of Financial Accounting Standards No. 123 (Revised 2004) “Share-Based Payment” (“SFAS 123R”) requires the use of the “fair-value-based method” to measure the value of stock-based compensation. In the Company’s application of SFAS 123R, the Company took the position that an active market for its Common Stock did not exist for the first quarter of 2007, and that better information existed for the first and third quarters of 2007, due to the limited public float and trading volume in the market. The Company used alternative valuation methods to calculate the fair value of the Common Stock underlying certain stock-based compensation awards granted to non-employees during the first and third quarters of 2007. The alternative valuation methods included a retrospective valuation conducted by a third-party specialist in the first quarter, and for the third quarter the Company had used the public offering price of the shares of its Common Stock sold in the underwritten public offering completed by the Company on October 25, 2007. For purposes of the second quarter of 2007, the Company used the traded market value of the Common Stock to calculate the fair value of the Common Stock underlying certain stock-based compensation awards granted to non-employees because the Company did not believe that there was a preferred, alternative valuation mechanism available for that quarter. However, following discussions with the Commission, the Company concluded that it must rely on the traded market value of the Common Stock for the first and third quarters of 2007. The Company recalculated the compensation expense for non-employees for the first and third quarters of 2007 based on the traded market price of the Common Stock on the applicable measurement dates and determined that the resulting increase to the compensation expense for the applicable periods was material. On that basis, the Company recommended to the Audit Committee that a restatement is required.
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
When preparing the consolidated financial statements for the first and third quarters of 2007, the Company’s management utilized a fair value of its Common Stock of $6.19 and $5.00 per share, respectively. The reported traded prices of the Common Stock on the NYSE Alternext US were $31.32 and $34.56 at the end of the first and third quarters of 2007, respectively. The Company has subsequently concluded that it should have used the reported traded prices as the valuation methodology for those equity instruments. Accordingly, the Company has restated the amounts previously reported for share-based compensation.
The following is a summary of the effects of the restatement on the Company’s consolidated financial statements (all amounts presented are in thousands, except per share data):

PROTALIX BIOTHERAPEUTICS, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands)
NOTE 2 — RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS (continued):
     CONSOLIDATED BALANCE SHEET FOR THE YEAR ENDED DECEMBER 31, 2007

	As Reported	Adjustment	As Restated
Additional Paid In Capital	106,602	$9,603	116,205
Deficit accumulated during development stage	(42,993)	(9,603)	(52,596)
Total Shareholders’ Equity	$68,137		68,137
     CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2007

	As Reported	Adjustment	As Restated
Research and Development Expenses, Net	$12,861	$709	$13,570
General and Administrative Expenses	11,700	8,894	20,594
Operating Loss	24,561	9,603	34,164
Net Loss for the Period	22,481	9,603	32,084
Net Loss Per Share of Common Stock –Basic and Diluted	0.33	0.15	0.48
     CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 2007

	As Reported	Adjustment	As Restated
Net loss for the period	$(22,481)	$(9,603)	$(32,084)
Adjustments required to reconcile net loss to net cash used in operating activities:
Share based compensation	10,845	9,603	20,448
The restatement did not result in a change in the Company’s previously reported cash flows from operating activities, or total cash and cash equivalents shown in the Company’s consolidated financial statements for the year ended December 31, 2007.
NOTE 3 — PROPERTY AND EQUIPMENT
a.	Composition of property and equipment grouped by major classifications, and changes, is as follows:

	December 31,
	2007	2008
Laboratory equipment	$3,580	$5,898
Furniture and computer equipment	462	699
Leasehold improvements	2,021	3,058
Equipment under construction	63	97

	$6,126	$9,752

Less – accumulated depreciation and amortization	(1,620)	(2,911)

	$4,506	$6,841

b.	Depreciation and amortization in respect of property and equipment totaled $435, $692 and $1,301 for the years ended December 31, 2006, 2007 and 2008, respectively.

c.	During the years ended December 31, 2006 and 2007, the Company tested the carrying value of certain long lived assets. As a result, the Company recorded a total impairment of $67 and $67, respectively. See also Note 8c and 8d. The impaired long lived assets were mainly laboratory equipment and leasehold improvements.

PROTALIX BIOTHERAPEUTICS, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands)
NOTE 4 — LIABILITY FOR EMPLOYEE RIGHTS UPON RETIREMENT
The Subsidiary is required to make a severance payment upon dismissal of an employee, or upon termination of employment in certain circumstances. The severance pay liability to the employees (based upon length of service and the latest monthly salary — one month’s salary for each year employed) is reflected by a balance sheet accrual under “Liability for employee rights upon retirement.” The liability is recorded as if it were payable at each balance sheet date on an undiscounted basis.
The liability is funded in part by the purchase of insurance policies or pension funds and by the deposit of funds in dedicated deposits. The amounts funded are included in the balance sheets under “Funds in respect of employee rights upon retirement”. The policies are the Company’s assets. However, under labor agreements and subject to certain limitations, any policy may be transferred to the ownership of the individual employee for whose benefit the funds were deposited in the policy. In the years ended December 31, 2006, 2007 and 2008, the Company deposited $108, $128 and $161, respectively, with the insurance companies in connection with its severance payment obligations.
In accordance with the current employment agreements with certain employees, the Company makes regular deposits with certain insurance companies for accounts controlled by each applicable employee in order to secure the employee’s rights upon retirement. The Company is fully relieved from any severance pay liability with respect to each such employee after it makes the payments on behalf of the employee. The liability accrued in respect of these employees and the amounts funded, as of the respective agreement dates, are not reflected in the balance sheets, as the amounts funded are not under the control and management of the Company and the pension or severance pay risks have been irrevocably transferred to the applicable insurance companies (the “Contribution Plans”).
The Company accounts for the severance pay obligations as contemplated by EITF 88-1 “Determination of Vested Benefit Obligation for a Defined Benefit Pension Plan” and, accordingly, records the obligations on an undiscounted basis as if they were payable at each balance sheet date.
The amounts of severance pay expenses were $189, $365 and $563 for the years ended December 31, 2006, 2007 and 2008, respectively, of which $19, $140 and $319 in the years ended December 31, 2006, 2007 and 2008, respectively, were in respect of a Contribution Plan. Gain (loss) on amounts funded in respect of employee rights upon retirement totaled $7, $57 and $(39) for the years ended December 31, 2006, 2007 and 2008, respectively.
The Company expects to contribute approximately $481 in 2009 to insurance companies in connection with its severance liabilities for its 2009 operations, $328 of which will be contributed to one or more Contribution Plans.
During the 10-year period following December 31, 2008, the Company expects to pay future benefits to two employees upon their normal retirement age, which is anticipated to amount to $63 and $23 during the years 2010 and 2012, respectively. These amounts were determined based on each such employee’s current salary rates and the number of years of employment that will be accumulated upon the retirement date of each such employee. This expectation does not include additional amounts that might be paid to employees that will cease working for the Company before their normal retirement age.
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

Under the terms of the funding arrangements with the OCS, royalties of 3% to 6% are payable on the sale of products developed from projects funded by the OCS, which payments shall not exceed, in the aggregate, 100% of the amount of the grant received (dollar linked), plus, commencing upon January 1, 2001, interest at annual rate based on LIBOR. In addition, if the Company receives approval to manufacture the products developed with government grants outside the State of Israel, it will be required to pay an increased total amount of royalties (possibly up to 300% of the grant amounts plus interest), depending on the manufacturing volume that is performed outside the State of Israel, and, possibly, an increased royalty rate.

PROTALIX BIOTHERAPEUTICS, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands)
NOTE 5 — COMMITMENTS (continued):
At December 31, 2008, the maximum royalty amount payable by the Company under these funding arrangements is approximately $10,584 (without interest, assuming 100% of the funds are payable). However, as of December 31, 2008, the Company has not earned any revenues from the sale of products and no royalty payments have accrued.

2.	The Company is a party to certain research and license agreements.

Under the agreements, the Company is obligated to pay royalties at varying rates from its future revenues. As of December 31, 2008, no royalty payments have become payable under the agreements.

Under each agreement, the Company is also obligated to pay milestone, licensing and other payments to the counterparties of the agreement. The payments under the agreements are for varying amounts and are subject to varying conditions. If all of the contingencies with respect to milestone payments under the research and license agreements are met, the aggregate milestone payments payable would be approximately $1.3 million and would be payable, if at all, as the Company’s projects progress over the course of a number of years. No milestone payments have become payable under the three agreements for the year ended December 31, 2008.

None of the agreements has a fixed termination date. Subject to earlier termination for other reasons, each agreement terminates after a certain number of years following the first commercial sale of any licensed product under the agreement or after a certain number of years without the initiation of commercial sales of any product under the agreement.
b.	The Company has entered into sub-contracting agreements with several clinical providers in Israel, the United States and certain other countries in connection with its primary product development process. As of December 31, 2008, total commitments under said agreements amounted to approximately $2,556.

c.	The Company is a party to a number of lease agreements for its facilities, the latest of which expires in 2021. The Company has the option to extend certain of such agreements for one additional five-year period. Under those leases, the total monthly rental payments are approximately $14. During the years ended December 31, 2006 and 2008 the Company provided bank guarantees equal to six months rent to secure the fulfillment of its obligations under the lease agreements. The future minimum lease payments required in each of the next five years under the operating leases for such premises are approximately as follows: 2009 — $603, 2010 — $737, 2011- $755, 2012-$755 and 2013-$755. Lease expenses totaled $109, $197 and $220 for the years ended December 31, 2006, 2007 and 2008, respectively.

In January 2008, the Company entered into a lease agreement for the extension of its current facility. The term of the lease is 7.5 years, commencing upon the date the newly-leased space is ready for occupancy by the Company, with three options for additional five-year periods, for a total of 15 additional years. The monthly rental payment is approximately $27 and is subject to increase based on certain improvements to be provided by the lessor to the Company, which amounts to approximately $41 monthly rental payment as of December 31, 2008.

d.	In July 2004, the Company entered into several three-year lease and maintenance agreements for vehicles which are regularly amended as new vehicles are leased. The current monthly lease fees aggregate approximately $25. The expected lease payments for the years ending December 31, 2009, 2010 and 2011 are $321, $264 and $94, respectively.

e.	On September 14, 2006, the Subsidiary entered into the Teva Agreement with Teva for the development and manufacture of two proteins using ProCellEx. Mr. Hurvitz, the Chairman of the Company’s Board of Directors, is the Chairman of Teva’s Board of Directors, and Phillip Frost M.D., a former director and a major shareholder of the Company, is the Vice Chairman of Teva’s Board of Directors. Pursuant to the Teva Agreement, the Company will collaborate on the research and development of two proteins using ProCellEx. The Subsidiary granted to Teva an exclusive license to commercialize the products developed under the collaboration in return for royalty and milestone payments payable upon the achievement of certain pre-defined goals. The Subsidiary will retain certain exclusive manufacturing rights with respect to the active pharmaceutical ingredient of the proteins following the first commercial sale of a licensed product under the agreement and other rights thereafter.

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

PROTALIX BIOTHERAPEUTICS, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands)
NOTE 5 — COMMITMENTS (continued):
indications, including a biodefense program and organophosphate-based pesticide treatment. Pursuant to the agreement, the Company has received an exclusive worldwide right and license to certain technology, including patents and additional patent applications relating to AChE (the “Licensed Technology”), for all therapeutic and prophylactic indications. In consideration for the license, the Company is required to make certain milestone payments upon its achievement of clinical milestones and royalties from sales derived from any drugs developed by it with the Licensed Technology. The agreement does not terminate until either party to the agreement elects to terminate the agreement, subject to certain terms and conditions set forth therein.
NOTE 6 — SHARE CAPITAL
a.	Rights of the Company’s Stock
1.	Common Stock

Each share of Common Stock is entitled to one vote. The holders of Common Stock are also entitled to receive dividends whenever funds are legally available, when and if declared by the Board of Directors. Since its inception, the Company has not declared any dividends.

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

On August 21, 2006, the Company and its wholly-owned subsidiary, Protalix Acquisition Co., Ltd., entered into a Merger Agreement and Plan of Reorganization with Protalix Ltd. which was amended on October 31, 2006, and November 28, 2006 (the “Merger Agreement”). In accordance with the Merger Agreement, all of the outstanding shares of Protalix Ltd., a privately-held Israeli biotechnology company, were exchanged for shares of Common Stock. As a result, Protalix Ltd. is now the company’s wholly-owned subsidiary and the former shareholders of Protalix acquired, at and as of the Closing of the Merger, in excess of 99% of the Company’s outstanding shares of Common Stock. All figures in this Note 5 are in U.S. dollars except share and per share amounts.

At the closing of the Merger, the former shareholders of Protalix Ltd. (except the investors referenced in Note 6c) received shares of Common Stock in exchange for all of their shares of Protalix Ltd. in a proportion equal to approximately 61 shares of Common Stock for each ordinary share of Protalix Ltd. Immediately prior to the consummation of the Merger, the Company effected a 1-for-10 reverse split of the Common Stock. As a result, at the closing of the Merger, the Company issued an aggregate of 61,198,679 shares of Common Stock to the former shareholders of Protalix Ltd., 12,243,130 of which, or approximately 15.82% of the outstanding shares of Common Stock on a fully diluted basis at the closing of the Merger, were issued to a trust controlled by Dr. Frost, Glenn L. Halpryn, a former director of the Company and certain other recent investors in Protalix Ltd. See Note 6c.

Pursuant to the Merger Agreement, all of the outstanding options and warrants of Protalix Ltd. at the Closing Date (except the warrants granted to the investors referenced in Note 6d) were exchanged for options and warrants of the Company. In connection with the exchange, the Company issued options and warrants to purchase 9,004,000 shares of Common Stock. The exercise prices of such options and warrants have been adjusted to reflect the conversion ratio of the Merger.

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

c.	In August 2006, the Company entered into a share purchase agreement with third-party investors, pursuant to which the investors purchased 10,637,686 shares of Common Stock in the aggregate. Such shares, when added to the number of outstanding shares of the Company prior to the Merger, represented 15% of the outstanding capital stock of the Company, calculated on a fully-diluted basis, immediately after the closing of the Merger. The investors paid an amount in cash equal to $14,764 (net of issuance costs of $236) in September 2006 and an additional $123 in December 2006, immediately prior to the closing of the Merger. The amounts paid by such investors, when added to the net assets of the Company (equal to $877 as of the closing of the Merger), were $16,000.

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

d.	Immediately prior to the closing of the Merger, outstanding warrants to acquire ordinary shares of Protalix Ltd. were exercised for 5,296,279 shares of Common Stock on a post-Merger basis. The aggregate exercise price for the warrants was $8,670 in cash, $7,577 of which was held in trust for the Company and was shown as a deposit in the balance sheets. The funds in trust were released to the Company on January 3, 2007.

e.	In October 2007, the Company issued and sold 10,000,000 shares of Common Stock in an underwritten public offering at a price equal to $5.00 per share. The net proceeds to the Company were $45,690 (net of underwriting commissions and issuance costs of $4,310).

f.	Stock based compensation

On December 14, 2006, the Board of Directors adopted the Protalix BioTherapeutics, Inc. 2006 Stock Incentive Plan (the “Plan”). The grant of options to Israeli employees under the Plan is subject to the terms stipulated by Sections 102 and 102A of the Israeli Income Tax Ordinance. Each option grant is subject to the track chosen by the Company, either Section 102 or Section 102A of the Israeli Income Tax Ordinance, and pursuant to the terms thereof, the Company is not allowed to claim, as an expense for tax purposes, the amounts credited to employees as a benefit, including amounts recorded as salary benefits in the Company’s accounts, in respect of options granted to employees under the Plan, with the exception of the work-income benefit component, if any, determined on the grant date. For Israeli non-employees, the share option plan is subject to Section 3(i) of the Israeli Income Tax Ordinance.

Immediately prior to the closing of the Merger, options to purchase 88,001 ordinary shares of Protalix Ltd. were outstanding under the Plan. Pursuant to the terms of the Merger Agreement, the Company assumed all of the outstanding obligations under such plan and, accordingly, the Company issued options to purchase 5,375,174 shares of Common Stock, in the aggregate, in lieu of ordinary shares of Protalix Ltd., and has reserved an additional 4,366,481 shares of Common Stock under the Plan for future allocation under the Plan. As of December 31, 2008, 2,056,623 shares of Common Stock remain available for grant under the Plan.

PROTALIX BIOTHERAPEUTICS, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands)
NOTE 6 — SHARE CAPITAL (continued):
For purposes of determining the fair value of the options and shares of restricted Common Stock granted to employees and non-employees, the Company’s management uses the fair value of the Common Stock.
For purposes of determining the fair value of the options and shares of restricted Common Stock granted to employees and non-employees during 2007, the Company’s management used the closing sale price of the Common Stock on the NYSE Alternext US (then, the American Stock Exchange) at each quarterly vesting date.
During the years ended December 31, 2001 through 2008, the Company granted options and shares of restricted Common Stock to certain employees and non-employees as follows:
1.	Options granted to employees:
a.	Below is a table summarizing all of the option grants to employees from inception through December 31, 2008:

Year of	No. of options	Exercise		Fair value	Exercise
Grant	granted	price range	Vesting period	at grant	Period
2001	244,324	0.001	immediate	$42	10 years
2003	1,243,977	0.12	Approximately 610,017 immediate and the rest in 4 years	$389	10 years
2005	1,182,591	0.12-0.40	4 years	$939	10 years
2006*	2,201,972	0.97	4 years	$1,963	10 years
2007	204,351	4.33	4 years	$5,790	10 years
2008	2,060,000	2.35-5.00	4 -5 years	$2,914	10 years

	7,137,215

*	Includes options granted outside of an option plan.
Set forth below are grants made by the Company in 2008 and grants made by the Company prior to 2008 to certain related parties (such grants appear in the table above):
1.	In September 2006, the Company’s shareholders approved the grant of options to purchase 977,297 shares of Common Stock to the Company’s Chief Executive Officer, at an exercise price equal to $0.97 per share. The options vest in 16 equal installments on a quarterly basis over a four-year period, commencing on June 1, 2006, and are exercisable for a 10-year period commencing on the date of grant.

2.	In May 2007, the Company’s Board of Directors approved the grant of options to purchase 204,351 shares of Common Stock to a newly-hired officer of the Company, at an exercise price equal to $4.33 per share. The options vest over a four-year period and are exercisable for a 10-year period commencing on the date of grant.

In May 2008, officer’s employment by the Company was terminated. As a result, 127,719 of the options granted to the officer were forfeited.

3.	In February 2008, the Company’s Board of Directors approved the grant of options to purchase 1,900,000 shares of Common Stock to certain officers and employees of the Company with an exercise price equal to $5.00 per share. The options vest variably over a period of up to five years. The options are exercisable over a 10-year period commencing on the date of grant.

4.	In October 2008, the Company’s Board of Directors approved the grant of options to purchase 160,000 shares of Common Stock to a new newly-hired officer of the Company of the Company with an exercise price equal to $2.35 per share. The options vest over a of four-year period. The options are exercisable over a 10-year period commencing on the date of grant.

PROTALIX BIOTHERAPEUTICS, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands)
NOTE 6 — SHARE CAPITAL (continued):
5.	In February 2008, the Company amended the stock option agreements of certain executive officers. As amended, such stock option agreements provide for the full acceleration of the vesting period of unvested options held by such officers immediately upon a change of control. The Company concluded that there was no incremental increase in the value of the awards and therefore no accounting charges need to be recorded in connection with such modification.
b.	The fair value of options granted during the years ended December 31, 2006, 2007 and 2008 were $1,963, $5,790 and $2,914, respectively. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted average assumptions:

	2008	2007	2006
Dividend yield	0%	0%	0%

Expected volatility	63%	53%	44%

Risk-free interest rate	2.99%	4.62%	4.77%

Expected life — in years	6.0	6.0	5.9

The expected volatility is based on the historical volatility of the Common Stock and those of comparable companies. The risk-free interest rate assumption is based on observed interest rates appropriate for the expected term of the stock options granted in dollar terms. The Company’s management uses the contractual term of each option as its expected life.

Pre-vesting forfeiture rates of approximately 10% is estimated based on pre-vesting forfeiture experience.

The total unrecognized compensation cost of employee stock options at December 31, 2008 is $1,697 (net of forfeiture rate), and it is expected to be recognized over a weighted average period of 1.1 years.

The total cash received from employees as a result of employee stock option exercises for the years ended December 31, 2006, 2007 and 2008 was $23, $14 and $5, respectively. In connection with these exercises, the Company did not realize any tax benefit.

During 2008, the Company issued 167,953 shares of Common Stock in connection with the exercise of 204,808 options by certain officers and employees of the Company. The Company received cash proceeds equal to $5 in connection with such exercises as 180,880 of such options were exercised on a “net-exercise” basis.
2.	Options and shares of restricted Common Stock granted to consultants, directors, and other service providers:
a.	Set forth below is a table summarizing all of the option and restricted stock grants issued by the Company to consultants, directors and other service providers from its inception through December 31, 2008:

Year of	No. of options	Exercise price		Fair value	Exercise
Grant	granted	range	Vesting period	at grant	Period
1999*	384,811	$0.1	3 years	27	10 years
2000*	349,017	$0.001	immediate	35	5.5 years
2001	837,727	$0.17	mainly 2 years	51	7 years
2003	1,601,912	$0.12	4 years	498	10 years
2005*	2,315,890	$0.001-$0.57	2-4 years	2,466	10 years
2006*	4,629,516	$0.001-$16.7	2.5 years	2,237	10 years
2007	16,000	$0.001	4 years	246	10 years
2008	50,000	$3.02	4 years	109	10 years

	10,184,873

*	Includes options granted outside of an option plan.

PROTALIX BIOTHERAPEUTICS, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands)
NOTE 6 — SHARE CAPITAL (continued):
Set forth below are grants made by the Company during the year ended December 31, 2008 and grants made by the Company prior to 2008 to certain related parties (such grants appear in the table above):
1.	In March 2005, in accordance with the terms and conditions of a management services agreement between Protalix Ltd. and Pontifax Management Company (“Pontifax”), an affiliate of one of the Company’s principal shareholders, the Company granted to designees of Pontifax options to purchase 26,710 convertible preferred C shares of Protalix Ltd. Pontifax and its affiliates are controlled by Eli Hurvitz, the Chairman of the Company’s Board of Directors. The management services agreement, and the options granted thereunder, were assumed by the Company in connection with the Merger. The options vest as follows: 12.5% on their grant date and additional 12.5% of the options vest at the end of each three-month period thereafter. The exercise price of each option is $0.001.

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

2.	Immediately after the closing of the Merger and in accordance with a share purchase agreement entered into in August 2006 (see Note 6c), the Company issued to Dr. Frost and Jane H. Hsiao, Ph.D., former directors of the Company, and to one other shareholder of the Company that provides consulting services to the Company, options that were exercisable into 1,937,708, 387,542 and 387,542 shares of Common Stock, respectively, immediately after the closing of the Merger in consideration for services provided to the Company, including the services provided by each of Dr. Frost and Dr. Hsiao as directors.

The options vest ratably over a period of 2.5 years; 20% for each six months, commencing upon and subject to certain events. The options are exercisable until the end of 10 years from the date of grant. The exercise price of each option is $16.70 per share. The modification had no effect on the Company’s accounting records.

In February 2007, the Company’s Board of Directors approved certain modifications to the vesting periods of such options. The options vest as follows: 40% of the options shall vest on March 1, 2008, and an additional 15% of the options vest in four equal installments on each of the following dates: June 30, 2008, December 31, 2008, June 30, 2009, and September 30, 2009.

In December 2007, Dr. Frost and Dr. Hsiao resigned from the Company’s Board of Directors. As a result, all of the options granted to each of them on December 31, 2006 were forfeited.

3.	In May 2007, the Company’s Board of Directors approved the grant of 8,000 shares of restricted Common Stock to a new member of its Scientific Advisory Board. The shares vest as follows: 25% vest 12 months after the grant date and the remaining 75% of the shares vest over three years in 36 equal monthly installments. In October 2008, such services were terminated and 5,333 the 8,000 shares of restricted Common Stock were forfeited.

4.	In February 2008, the Company’s Board of Directors approved the grant of options to purchase 50,000 shares of Common Stock to a new director of the Company with an exercise price equal to $3.02 per share. The options vest over a four-year period and are exercisable over a 10-year period commencing on the date of grant.

PROTALIX BIOTHERAPEUTICS, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands)
NOTE 6 — SHARE CAPITAL (continued):
b.	The fair value of options and shares of restricted Common Stock granted to consultants and other non-employees during the years ended December 31, 2006, 2007 and 2008 were $2,237, $246 and $109, respectively. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted average assumptions:

	2008	2006
Dividend yield	0%	0%

Expected volatility	63%	45%

Risk-free interest rate	2.94%	4.91%

Expected life — in years	10.0	6.0

The expected volatility is based on the historical volatility of the Company’s stock and those of comparable companies. The risk-free interest rate assumption is based on observed interest rates appropriate for the expected term of the stock options granted in dollar terms. The Company’s management used the contractual terms as the expected life in 2008.

The total unrecognized compensation cost as of December 31, 2008, is $136, and it is expected to be recognized over a weighted average period of 0.8 years.

The total cash received from consultants as a result of consultant stock option exercises for the years ended December 31, 2006, 2007 and 2008 was $374, $0 and $0, respectively. In connection with these exercises, no tax benefits were realized by the Company.
g.	A summary of share option plans, and related information, under all of the Company’s equity incentive plans for the years ended December 31, 2006, 2007 and 2008 are as follows:
1.	Options granted to employees:

	Year ended December 31,
	2006		2007		2008
		Weighted		Weighted		Weighted
	Number	average	Number	average	Number	average
	of	exercise	of	exercise	of	exercise
	options	price	options	price	options	price
Outstanding at beginning of year	2,306,460	$0.146	4,144,817	$0.635	4,212,686	$0.830
Changes during the year:
Granted	2,201,973	0.972	204,351	4.330	2,060,000	4.794
Forfeited	142,136	0.889	25,197	0.120	177,237	4.405
Expired	33,045	0.120	1,221	0.970	—	—
Exercised (*)	188,435	0.120	110,064	0.131	204,808	0.565

Outstanding at end of period	4,144,817	$0.635	4,212,686	$0.830	5,890,641	$2.118

Exercisable at end of period	1,670,132	$0.179	2,503,399	$0.365	3,267,607	$0.995

(*)	The total intrinsic value of options exercised during the years ended December 31, 2006, 2007 and 2008, was $253, $907 and $450, respectively.

PROTALIX BIOTHERAPEUTICS, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands)
NOTE 6 — SHARE CAPITAL (continued):
2.	Options granted to consultants, directors, and other service providers:

	Year ended December 31,
	2006		2007		2008
		Weighted		Weighted		Weighted
	Number	average	Number	average	Number	average
	of	exercise	of	exercise	of	exercise
	options**	price	options**	price	options	price
Outstanding at beginning of year	5,489,356	$0.087	7,572,035	$5.996	5,254,785	$1.250
Changes during the year:
Granted	4,629,516	9.786	8,000	0.001	50,000	3.020
Forfeited			2,325,250	16.700
Expired	13,194	0.570
Exercised (*)	2,533,643	0.148

Outstanding at end of period	7,572,035	$5.996	5,254,785	$1.250	5,304,785	$1.285

Exercisable at end of period	3,377,058	$0.001	4,341,917	$0.023	5,133,189	$0.902

(*)	The total intrinsic value of options exercised during the years ended December 31, 2006, 2007 and 2008, was $3,335, $0 and $0, respectively.

(**)	Options to convertible preferred shares are presented on a post-exchange basis.
h.	The following tables summarize information concerning outstanding and exercisable options as of December 31, 2008:

December 31, 2008
Options outstanding			Options exercisable
	Number of	Weighted	Number of	Weighted
	options	average	options	average
	outstanding	remaining	exercisable	remaining
Exercise	at end of	contractual	at end of	contractual
prices	year*	life	year	life
$0.001	4,303,709	2.34	4,298,377	2.33
$0.120	2,128,489	5.21	2,128,489	5.21
$0.399	253,552	6.35	252,922	6.35
$0.972	1,980,190	7.54	1,043,104	7.52
$2.350	160,000	9.82
$3.020	50,000	9.10
$4.330	76,632	0.67	76,632	0.67
$5.000	1,855,312	9.10	329,993	9.10
$16.7000	387,542	8.00	271,279	8.00

	11,195,426		8,400,796

(*)	Options to purchase convertible preferred shares are presented on a post-exchange basis.
The aggregate intrinsic value of the total outstanding and of total vested and exercisable options as of December 31, 2008, is $13,662 and $12,838 respectively.

PROTALIX BIOTHERAPEUTICS, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands)
NOTE 6 — SHARE CAPITAL (continued):
i.	The following table illustrates the effect of share-based compensation on the statement of operations:

				Period from
				December 27,
				1993
				through
	Year ended December 31,			December 31,
	2006	2007	2008	2008
	(restated)
Research and development expenses	$765	$3,587	$1,226	$6,610
General and administrative expenses	2,656	16,861	1,845	22,845

	$3,421	$20,448	$3,071	$29,455

NOTE 7 — TAXES ON INCOME
a.	The Company

The Company is taxed according to tax laws of the United States. The income of the Company is taxed in the United States at the rate of up to 39.4%.

b.	Protalix Ltd.

The Subsidiary is taxed according to Israeli tax laws:
1.	Measurement of results for tax purposes under the Income Tax (Inflationary Adjustments) Law, 1985 (hereafter — the inflationary adjustments law)

Pursuant to the Israel Income Tax Law (Adjustments for Inflation), 1985 (hereinafter — the Adjustments Law), the results for tax purposes have been measured through 2007 on a real basis, based on changes in the Israel consumer price index. The Subsidiary is taxed under this law.

Under the Israel Income Tax Law (Adjustments for Inflation) (Amendment No. 20), 2008 (the “amendment”), the provisions of the Adjustments Law will no cease to apply to the Subsidiary in the 2008 tax year, and, therefore, the results of the Subsidiary will be measured for tax purposes in nominal terms. The amendment includes a number of transition provisions regarding the end of application of the Adjustments Law, which applied to the Subsidiary through the end of the 2007 tax year.

2.	Tax rates

The income of the Subsidiary (other than income from “Approved Enterprises” (see 3) below) is taxed in Israel at the regular rate. According to the provisions of the Law for Amending the Israel Income Tax Ordinance, 2005 (“Amendment 147”) of August 2005, corporate tax rates will be gradually lowered, resulting in the corporate following tax rates for 2007 and thereafter: 2007 — 29%, 2008 — 27%, 2009 — 26% and for 2010 and thereafter — 25%.

3.	The Law for the Encouragement of Capital Investments, 1959 (hereinafter, the “Law”)

The Subsidiary has been granted “Approved Enterprise” status under the Law for the Encouragement of Capital Investments, 1959. Income derived from the Approved Enterprise during a period of 10 years from the year in which the enterprise first realizes taxable income is tax exempt, provided that the maximum period to which it is restricted by the law has not elapsed.

The Subsidiary has an “Approved Enterprise” plan since 2004. The Approved Enterprise plan expires in 2017.

PROTALIX BIOTHERAPEUTICS, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands)
NOTE 7 — TAXES ON INCOME (continued):
If the Subsidiary subsequently pays a dividend out of income derived from the “Approved Enterprise” during the tax exemption period, it will be subject to tax on the amount distributed, including any company tax on these amounts, at the rate which would have been applicable had such income not been exempted (25%).

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
c.	Tax losses carried forward to future years

As of December 31, 2008, the Company had approximately net operating loss (NOL) carry-forwards equal to approximately $44,000 that are available to reduce future taxable income as follows:
1.	The Company

The NOL carry-forward of the Company equal to approximately $4,000 may be restricted under Section 382 of the Internal Revenue Code (“IRC”). IRC Section 382 applies whenever a corporation with NOL experiences an ownership change. As a result of Section 382, the taxable income for any post change year that may be offset by a pre-change NOL may not exceed the general Section 382 limitation, which is the fair market value of the pre-change entity multiplied by the long-term tax exempt rate.

2.	Protalix Ltd.

At December 31, 2008, the Subsidiary had approximately $40,000 of NOL carry-forwards that are available to reduce future taxable income with no limited period of use.
d.	Deferred income taxes:

The components of the Company’s net deferred tax asset at December 31, 2007 and 2008 were as follows:

	December 31,
	2007	2008
In respect of:
R&D expenses	$1,761	$2,728
Property and equipment	14	7
Holiday and recreation pay	94	162
Severance pay obligation	56	89
Deferred compensation	166	—
Net operating loss carry forwards	7,093	11,624
Valuation allowance	(9,184)	(14,610)

	—	—

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

In accordance with the Income Tax Ordinance, as of December 31, 2008, all of the Subsidiary’s tax assessments through tax year 2004 are considered final.

A summary of open tax years by major jurisdiction is presented below:

Jurisdiction:	Years:
Israel	2005-2008
United States (*)	2002-2008

(*)	Includes federal, state and local (or similar provincial jurisdictions) tax positions.
     NOTE 8 — SUPPLEMENTARY FINANCIAL STATEMENT INFORMATION:
Balance sheets:

	December 31,
	2007	2008
	(restated)
a. Accounts receivable:
Institutions	$306	$223
State of Israel (see Note 5a )	666	166
Restricted deposit	50	211
Prepaid expenses	235	176
Sundry	97	17

	$1,354	$793

b. Accounts payable and accruals — other:

Payroll and related expenses	$1,098	$766
Provision for vacation and recreation pay	348	624
Accrued expenses	751	970
In respect of purchase of property and equipment	666	932

	$2,863	$3,292

PROTALIX BIOTHERAPEUTICS, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands)
NOTE 8 — SUPPLEMENTARY FINANCIAL STATEMENT INFORMATION (continued):
Statement of operations:

					Period from
					December 27, 1993
	Year ended December 31,				through
	2006		2007	2008	December 31, 2008
	(restated)
c. Research and development expenses — net:
Payroll and related expenses	$	*2,796	$7,510	$9.296	$23,980
Subcontractors and consultants		1,794	3,141	5,289	12,807
Materials and consumables		1,044	1,875	3,799	8,331
Rent, insurance and maintenance		425	905	1,592	3,597
Patent registration		186	331	182	1,087
Depreciation and impairment		428	689	1,171	2,865
Other		324	190	786	1,750

		6,997	14,641	22,115	54,417
Less — grants (see Note 4a)		1,751	1,071	4,714	10,901

		$5,246	$13,570	$17,401	$43,516

d. General and administrative expense:
Payroll and related expenses	$	* 907	$1,562	$2,261	$5,736
Management and consulting fees		2,432	16,407	1,335	22,276
Rent, insurance and maintenance		61	112	191	571
Professional fees		688	1,702	1,362	4,219
Travel		175	400	472	1,232
Depreciation		74	69	130	374
Other		188	342	1,019	1,952

		$4,525	$20,594	$6,770	$36,360

*	After deduction of non-recurring compensation equal to $80 from the State of Israel in respect of the payroll of certain employees as determined by the Israeli tax authorities.
e. Financial income:
During the years 2006, 2007 and 2008 financial income includes transaction gain/(loss) rate in the amount of $0, $50 and ($280), respectively.

PROTALIX BIOTHERAPEUTICS, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands)
NOTE 9 — RELATED PARTY TRANSACTIONS

				Period from
				December 27,
				1993*
				through
	Year ended December 31,			December 31,
	2006	2007	2008	2008
a. Management and consulting fees to the Chairman of the Board	$36	$36	$33	$420

b. Rent payments to a shareholder		10		10

c. Capital-raising commission to the Chairman of the Board				$33

d. Compensation to the non-exhaustive directors (except the Chairman of the Board)			$210	$210

e.	With respect to options granted to the Company’s Chief Executive Officer and to a shareholder, see Notes 6(f)(1) and (2).

f.	In March 2005, Protalix Ltd. entered into a management services agreement with Pontifax in connection with an investment in Protalix Ltd. by affiliates of Pontifax. The monthly management fees under the management services agreement are $3. The management services agreement shall be in full force as long as Mr. Hurvitz serves as a member of the Company’s Board of Directors. For a description of the options granted to Pontifax, see Note 6f(2)(a)(1). In 2008, the amount was set to $33.

g.	In December 2006, certain board members were granted stock options. See Note 6f(2)(a)(2).
NOTE 10 — SUBSEQUENT EVENTS
In February 2009, the Company granted options to purchase 600,000 shares of Common Stock to its employees and officers with an exercise price equal to $2.65 per share. A majority of the options (550,000) are vested immediately upon the achievement of certain milestones. The options are exercisable over a 10-year period commencing on the date of grant. The Company estimated the fair value of the options on the date of grant using the Black-Scholes option-pricing model to be approximately $1,023, based on the following weighted average assumptions: dividend yield of 0% for all years; expected volatility of 75.3%; risk-free interest rates of 1.84%; and expected life of 5.5 years.