Form 10-Q
period 2009-03-31
Protalix BioTherapeutics, Inc.
filed 2009-05-11
CIK 1006281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
001-33357
(Commission file number)

PROTALIX BIOTHERAPEUTICS, INC.
(Exact name of registrant as specified in its charter)

Florida	65-0643773

(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

2 Snunit Street
Science Park
POB 455
Carmiel, Israel	20100

(Address of principal executive offices)	(Zip Code)
972-4-988-9488
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, par value $0.001 per share	NYSE Amex
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On May 1, 2009, approximately 76,023,127 shares of the Registrant’s common stock, $0.001 par value, were outstanding.

FORM 10-Q

Page
PART I — FINANCIAL INFORMATION

Cautionary Statement Regarding Forward-Looking Statements	ii

Item 1. Financial Statements
Condensed Consolidated Balance Sheets — As of March 31, 2009 (Unaudited) and December 31, 2008	1
Condensed Consolidated Statements of Operations (Unaudited) — For the Three Months Ended March 31, 2009 and 2008; and for the Period from December 27, 1993 through March 31, 2009	2
Condensed Consolidated Statement of Changes in Shareholders’ Equity — As of March 31, 2009 (Unaudited) and December 31, 2008	3
Condensed Consolidated Statements of Cash Flows (Unaudited) — For the Three Months Ended March 31, 2009 (Unaudited) and 2008; and for the Period from December 27, 1993 through March 31, 2009	4
Notes to Condensed Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9
Item 3. Quantitative and Qualitative Disclosures About Market Risk	12
Item 4. Controls and Procedures	13

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	15
Item 1A. Risk Factors	15
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	15
Item 3. Defaults Upon Senior Securities	15
Item 4. Submission of Matters to a Vote of Security Holders	15
Item 5. Other Information	15
Item 6. Exhibits	16

Signatures	17

i
EX-31.1
EX-31.2
EX-32.1
EX-32.2

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
     In addition, companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in advanced clinical trials, even after obtaining promising earlier trial results. These and other risks and uncertainties are detailed in Section 1A of our Annual Report on Form 10-K for the year ended December 31, 2008, and described from time to time in our future reports to be filed with the Securities and Exchange Commission. We undertake no obligation to update, and we do not have a policy of updating or revising, these forward-looking statements.

ii

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
PROTALIX BIOTHERAPEUTICS, INC.
(a development stage company)
CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. dollars in thousands, except share data)

	March 31, 2009	December 31, 2008
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$34,911	$42,596
Accounts receivable	2,390	793

Total current assets	37,301	43,389

FUNDS IN RESPECT OF EMPLOYEE RIGHTS UPON RETIREMENT	554	581

PROPERTY AND EQUIPMENT, NET	8,383	6,841

Total assets	$46,238	$50,811

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accruals:
Trade	$1,707	$2,235
Other	3,986	3,292

Total current liabilities	5,693	5,527

LIABILITY FOR EMPLOYEE RIGHTS UPON RETIREMENT	917	937

Total liabilities	6,610	6,464

SHAREHOLDERS’ EQUITY	39,628	44,347

Total liabilities and shareholders’ equity	$46,238	$50,811

The accompanying notes are an integral part of the condensed consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.
(a development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(U.S. dollars in thousands, except share data)
(Unaudited)

			Period from December
			27, 1993*
	Three Months Ended		through
	March 31, 2009	March 31, 2008	March 31, 2009
REVENUES			$830
COST OF REVENUES			206

GROSS PROFIT			624

RESEARCH AND DEVELOPMENT EXPENSES (1)	$5,086	$5,653	59,503
less — grants	(1,292)	(1,366)	(12,193)

	3,794	4,287	47,310

GENERAL AND ADMINISTRATIVE EXPENSES (2)	1,241	1,976	37,601

OPERATING LOSS	5,035	6,263	84,287
FINANCIAL EXPENSES ( INCOME) — NET	148	(1,150)	(4,057)

NET LOSS BEFORE CHANGE IN ACCOUNTING PRINCIPLE	5,183	5,113	80,230

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE			(37)

NET LOSS FOR THE PERIOD	$5,183	$5,113	$80,193

NET LOSS PER SHARE OF COMMON STOCK — BASIC AND DILUTED:	$0.07	$0.07

WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK USED IN COMPUTING LOSS PER SHARE:
Basic and diluted	75,947,708	75,811,866

(1) Includes share-based compensation	$278	$1,327	$6,888

(2) Includes share-based compensation	184	847	23,029

*	Incorporation date, see Note 1a.
The accompanying notes are an integral part of the condensed consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.
(a development stage company)
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(U.S. dollars in thousands, except share data)

							Deficit
							accumulated
		Convertible		Convertible		Additional	during
	Common	Preferred	Common	Preferred		paid-in	development
	Stock (2)	Shares	Stock	Shares	Warrants	capital	stage	Total
	Number of shares		Amount
Balance at December 27, 1993(1) Changes during the period from December 27, 1993 through December 31, 2008:
Common Stock and convertible preferred A, B and C shares and warrants issued for cash (net of issuance costs of $5,078)	38,856,127	398,227	$39	$1	$1,382	$73,836		$75,258
Exercise of options granted to employees and non-employees (includes Net Exercise)	2,948,420	847	3			413		416
Conversion of convertible preferred shares into common stock	24,375,870	(399,074)	24	(1)		(23)
Change in accounting principle						(37)	$37
Expiration of warrants					(34)	34
Merger with a wholly-owned subsidiary of the Company (net of issuance cost of $642)	583,280		1			240		241
Exercise of warrants	9,171,695		9		(1,348)	15,342		14,003
Restricted common stock issued for future services	2,667		*			8		8
Share-based compensation						29,468		29,468
Net loss for the period							(75,047)	(75,047)

Balance at December 31, 2008	75,938,059	—	76	—	—	119,281	(75,010)	44,347
Changes during the three month period ended March 31, 2009 (Unaudited):
Share-based compensation						462		462
Exercise of options granted to employees (includes Net Exercise)	35,068		*			2		2
Net loss for the period							(5,183)	(5,183)

Balance at March 31, 2009 (Unaudited)	75,973,127	—	$76	—	—	$119,745	$(80,193)	$39,628

(1)	Incorporation date, see Note 1a.

(2)	Common Stock, $0.001 par value; Authorized — as of December 31, 2008 and March 31, 2009 - 150,000,000 shares.

*	Represents an amount less than $1.
The accompanying notes are an integral part of the condensed consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.
(a development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in thousands, except share data)
(Unaudited)

			Period from
			December 27, 1993*
	Three Months Ended		through
	March 31, 2009	March 31, 2008	March 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$(5,183)	$(5,113)	$(80,193)
Adjustments required to reconcile net loss to net cash used in operating activities:			—
Cumulative effect of change in accounting principle			(37)
Share based compensation	462	2,174	29,917
Financial expenses (income), net (mainly exchange differences)	235	(580)	(841)
Depreciation and impairment of fixed assets	455	262	3,695
Changes in accrued liability for employee rights upon retirement	69	182	1,006
Gain on amounts funded in respect of employee rights upon retirement	(7)	(41)	(72)
Gain on sale of fixed assets	(28)		(34)
Changes in operating assets and liabilities:
Increase in accounts receivable	(1,642)	(658)	(2,151)
Increase (decrease) in accounts payable and accruals	(343)	(33)	4,039

Net cash used in operating activities	$(5,982)	$(3,807)	$(44,671)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	$(1,305)	$(817)	$(10,498)
Investment grant received in respect of fixed assets			38
Investment in restricted cash deposit			(222)
Proceeds from sale of property and equipment	61		73
Amounts funded in respect of employee rights upon retirement, net	(20)	(39)	(536)

Net cash used in investing activities	$(1,264)	$(856)	$(11,145)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan and convertible bridge loan received			$2,145
Repayment of loan			(1,000)
Issuance of shares and warrants, net of issuance cost		$(20)	74,059
Exercise of options and warrants		$3	14,419
Merger with a wholly-owned subsidiary of the Company, net of issuance cost			237

Net cash provided by (used in) financing activities		$(17)	$89,860

EFFECT OF EXCHANGE RATE CHANGES ON CASH	$(439)	$649	$867
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(7,685)	(4,031)	34,911
BALANCE OF CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	42,596	61,183	—

BALANCE OF CASH AND CASH EQUIVALENTS AT END OF PERIOD	$34,911	$57,782	$34,911

The accompanying notes are an integral part of the condensed consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.
(a development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in thousands)
(Unaudited)
(Continued) — 2

			Period from
			December 27,
			1993*
	Three Months Ended		through
	March 31, 2009	March 31, 2008	March 31, 2009
SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest			$80

SUPPLEMENTARY INFORMATION ON INVESTING AND FINANCING ACTIVITIES NOT INVOLVING CASH FLOWS:
Conversion of convertible bridge loan into shares			$1,145

Purchase of property and equipment	$1,657	$1,009	$1,657

Issuance cost not yet paid and accruals — other:	$5	$41	$5

Exercise of options granted to employees	$2		$2

Issuance cost paid by a grant of options			$21

Consultants’ and director credit balance converted into shares			$80

*	Incorporation date, see Note 1a.
The accompanying notes are an integral part of the condensed consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share data)
(Unaudited)
NOTE 1 — SIGNIFICANT ACCOUNTING POLICIES
a.	General
1.	Operation

Protalix BioTherapeutics, Inc. (the “Company”), and Protalix Ltd., the Company’s wholly-owned subsidiary which was incorporated in Israel on December 27, 1993 (“Protalix Ltd.”), are biopharmaceutical companies focused on the development and commercialization of recombinant therapeutic proteins based on the Company’s proprietary ProCellExtm protein expression system (“ProCellEx”). The Company’s lead product development candidate is prGCD for the treatment of Gaucher disease, which the Company is developing using its ProCellEx protein expression system. The Company is currently treating patients in a phase III clinical trial of prGCD.

The Company has been in the development stage since its inception. Successful completion of development program and its transition to normal operations is dependent upon necessary regulatory approvals from the United States Food and Drug Administration (the “FDA”) prior to selling its products within the United States, and foreign regulatory approvals must be obtained to sell its products internationally. There can be no assurance that the Company will receive regulatory approval of any of its product candidates, and a substantial amount of time may pass before the Company achieves a level of sales adequate to support the Company’s operations, if at all. The Company will also incur substantial expenditures in connection with the regulatory approval process and may need to raise additional capital during the developmental period. Obtaining marketing approval will be directly dependent on the Company’s ability to implement the necessary regulatory steps required to obtain marketing approval in the United States and in other countries, and on the success of the Company’s clinical trials. The Company cannot predict the outcome of these activities.
2.	Liquidity and Financial Resources

The Company currently does not have sufficient resources to complete the commercialization of any of its proposed products. Based on its current cash resources and commitments, the Company believes it will be able to maintain its current planned development activities and the corresponding level of expenditures for approximately the next 21 months, although no assurance can be given that it will not need additional cash prior to such time. If there are unexpected increases in general and administrative expenses and research and development expenses, the Company may need to seek additional financing during the next 21 months.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share data)
(Unaudited)
NOTE 1 — SIGNIFICANT ACCOUNTING POLICIES (Continued):
These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2008, filed by the Company with the Securities and Exchange Commission. The comparative balance sheet at December 31, 2008 has been derived from the audited financial statements at that date, but does not include all of the information and notes required under GAAP for complete financial statements.
c.	Net loss per share
Basic and diluted loss per share (“LPS”) are computed by dividing net loss by the weighted average number of shares of the Company’s common stock, par value $.001 per share (the Common Stock”) outstanding for each period.

Shares of restricted Common Stock and the shares of Common Stock underlying outstanding options of the Company were not included in the calculation of diluted LPS because the effect would be anti-dilutive.

Diluted LPS does not include options and restricted shares of Common Stock of the Company in the amount of 10,565,151 and 11,418,079 shares of Common Stock for the three months ended March 31, 2008 and 2009, respectively.
NOTE 2 — STOCK TRANSACTIONS
a.	During the three months ended March 31, 2009, the Company issued 35,068 shares of Common Stock in connection with the exercise of a total of 52,978 options by certain officers and employees of the Company. The Company received aggregate cash proceeds equal to approximately $2 in connection with such exercises and 39,800 of such options were exercised on a “net-exercise” basis.

b.	In February 25, 2009, the Company’s board of directors approved the grant of options to purchase 624,400 shares of Common Stock to its officers and employees with an exercise price equal to $2.65 per share. The options vest as follows:
(i) 504,000 of the options vest immediately upon the achievement of certain clinical and operational performance milestones, which milestones must be achieved within one year of the date of grant or the options will be forfeited. The Company recognized an expense for a portion of such based on management’s assessment that it is probable that the milestones will be achieved during the 12-month period commencing on the date of grant. The options are exercisable over a 10-year period commencing on the date of grant. The Company estimated the fair value of the options on the date of grant using the Black-Scholes option-pricing model to be approximately $1,068, based on the following weighted average assumptions: dividend yield of 0% for all years; expected volatility of 75.3%; risk-free interest rates of 2.95%; and expected life of 10 years.
(ii) 120,400 of the options vest as follows: 25% within one year from the date of grant, with the remainder vesting in 12 equal quarterly tranches over 36 months. The options are exercisable over a 10-year period commencing on the date of grant. The Company estimated the fair value of the options on the date of grant using the Black-Scholes option-pricing model to be approximately $212, based on the following weighted average assumptions: dividend yield of 0% for all years; expected volatility of 75.3%; risk-free interest rates of 1.84%; and expected life of six years. The Company’s management used the simplified method to reflect the expected life in calculating the value of these options.

The Company used the simplified method to value stock options for the quarter ended March 31, 2009 as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term of the options due to the limited period of time the Company’s equity shares have been publicly traded.

PROTALIX BIOTHERAPEUTICS, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share data)
(Unaudited)
NOTE 3 — COMMITMENTS
During the three months ended March 31, 2009, the Company entered into contracts with certain third parties in connection with certain clinical services. The aggregate fees payable by the Company during the life of the agreements are equal to approximately $650,000.
NOTE 4 — SUBSEQUENT EVENTS
During April and May 2009, the Company issued a total of 182,612 shares of Common Stock in connection with the exercise of options to purchase 188,430 shares of Common Stock by a certain officer and employees of the Company. The Company received aggregate cash proceeds equal to approximately $6 in connection with such exercises and 137,530 of such options were exercised on a “net-exercise” basis.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     You should read the following discussion and analysis of our financial condition and results of operations together with our condensed financial statements and the consolidated financial statements and the related notes included elsewhere in this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2008. Some of the information contained in this discussion and analysis, particularly with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. You should read “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008 for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
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
     In addition to prGCD, we are developing an innovative product pipeline using our ProCellEx protein expression system. Our product pipeline currently includes, among other candidates, therapeutic protein candidates for the treatment of Fabry disease, a rare, genetic lysosomal disorder in humans, an acetylcholinesterase enzyme-

based therapy for biodefense and intoxication treatments and an additional undisclosed therapeutic protein, all of which are currently being evaluated in animal studies. During the quarter ended March 31, 2009, we held a pre IND (investigational new drug application) meeting with the FDA in connection with our acetylcholinesterase enzyme-based therapy for biodefense applications and are currently performing pre-clinical studies for this indication. We plan to file an investigational new drug application (IND) with the FDA with respect to this product candidate during 2009 and to initiate human clinical studies immediately thereafter. We believe that we may be able to reduce the development risks and time to market for our product candidates as our product candidates are based on well-understood proteins with known biological mechanisms of actions. We hold the worldwide commercialization rights to our proprietary development candidates and we intend to establish an internal, commercial infrastructure and targeted sales force to market prGCD and our other products, if approved, in North America, the European Union and in other significant markets, including Israel. In addition we are continuously evaluating potential strategic marketing partnerships.
     Our business is conducted by our wholly-owned subsidiary, Protalix Ltd., which we acquired through a reverse merger transaction effective December 31, 2006. The merger transaction was treated as a recapitalization for accounting purposes and, as such, the results of operations discussed below are those of Protalix Ltd. Prior to the merger transaction, we had not conducted any operations for several years. Protalix Ltd. was originally incorporated in Israel in December 1993. Since its inception in December 1993, Protalix Ltd. has generated significant losses in connection with its research and development, including the clinical development of prGCD. At March 31, 2009, we had an accumulated deficit of $80.2 million. Since we do not generate revenue from any of our product candidates, we expect to continue to generate losses in connection with the continued clinical development of prGCD and the research and development activities relating to our technology and other drug candidates. Such research and development activities are budgeted to expand over time and will require further resources if we are to be successful. As a result, we believe that our operating losses are likely to be substantial over the next several years. We will need to obtain additional funds for the commercialization of our lead product, prGCD, and to further develop the research and clinical development of our other programs.
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
Results of Operations
Three months ended March 31, 2009 compared to the three months ended March 31, 2008
Research and Development Expenses
     Research and development expenses were $5.1 million for the three months ended March 31, 2009, a decrease of $567,000, or 10%, from $5.7 million for the three months ended March 31, 2008. The decrease resulted primarily from the decrease of $1.0 million in share-based compensation which was partially offset by an increase of $520,000 in subcontractors and consultants expenses associated with research and development activities.

     We expect research and development expenses to continue to be our main expense as we enter into a more advanced stage of clinical trials for our product candidates, especially with respect to the anticipated continued progress in our phase III clinical trials of prGCD.
General and Administrative Expenses
     General and administrative expenses were $1.2 million for the three months ended March 31, 2009, a decrease of $735,000, or 37%, from $2.0 million for the three months ended March 31, 2008. The decrease resulted primarily from the decrease of $663,000 in share-based compensation resulting from certain options that were fully-expensed during 2008 and, consequently, were not expensed in the three months ended March 31, 2009.
Financial Expenses and Income
     Financial expense was $148,000 for the three months ended March 31, 2009, compared to a financial income of $1.2 million for the three months ended March 31, 2008. The expense resulted primarily from the devaluation of the New Israeli Shekel, the NIS, against the US dollar, and lower interest rates payable during the period.
Liquidity and Capital Resources
Sources of Liquidity
     As a result of our significant research and development expenditures and the lack of any approved products to generate product sales revenue, we have not been profitable and have generated operating losses since our inception. To date, we have funded our operations primarily with proceeds equal to $31.3 million from the private sale of our shares of common stock and from sales of convertible preferred and ordinary shares of Protalix Ltd., and an additional $14.2 million in connection with the exercise of warrants issued in connection with the sale of such ordinary shares, through December 31, 2008. In addition, on October 25, 2007, we generated gross proceeds of $50 million in connection with an underwritten public offering of our common stock. We believe that the funds currently available to us as are sufficient to satisfy our capital needs for approximately the next 21 months.
Cash Flows
     Net cash used in operations was $6.0 million for the three months ended March 31, 2009. The net loss for the three months ended March 31, 2009 of $5.2 million was increased due to an increase in accounts receivable of $1.6 million, mainly due to grants to be received from the OCS, but was partially offset by $462,000 of non-cash share-based compensation. Net cash used in investing activities for the three months ended March 31, 2009 was $1.3 million and consisted primarily of purchases of property and equipment.
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
     We believe that our existing cash and cash equivalents and short-term investments will be sufficient to enable us to fund our operating expenses and capital expenditure requirements for approximately the next 21 months. We have based this estimate on assumptions that are subject to change and may prove to be wrong, and we may be required to use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials.
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
Effects of Inflation and Currency Fluctuations
     Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation has had a material effect on our results of operations during the three months ended March 31, 2009 or the three months ended March 31, 2008.
     Currency fluctuations could affect us by increased or decreased costs mainly for goods and services acquired outside of Israel. We do not believe currency fluctuations have had a material effect on our results of operations during the three months ended March 31, 2009 or the three months ended March 31, 2008.
Off-Balance Sheet Arrangements
     We have no off-balance sheet arrangements as of each of March 31, 2009 and March 31, 2008.
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
     Approximately 35% of our costs, including salaries, expenses and office expenses, are incurred in NIS. Inflation in Israel may have the effect of increasing the U.S. dollar cost of our operations in Israel. If the U.S. dollar declines in value in relation to the NIS, it will become more expensive for us to fund our operations in Israel. A revaluation of 1% of the NIS will affect our income before tax by less than 1%. The exchange rate of the U.S. dollar to the NIS, based on exchange rates published by the Bank of Israel, was as follows:

	Three months ended		Year ended
	March 31,		December 31,
	2009	2008	2008
Average rate for period	4.0585	3.6234	3.5878
Rate at period end	4.1880	3.5530	3.8020
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
Changes in internal controls
     There were no changes to our internal controls over financial reporting (as defined in Rules 13a-15f and 15d-15f under the Exchange Act) that occurred during the quarter ended March 31, 2009 that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     We are not involved in any material legal proceedings.
Item 1A. Risk Factors
     There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
     There were no unregistered sales of equity securities during the quarter ended March 31, 2009, other than the issuance of 35,068 shares of common stock, in the aggregate, in connection with the exercise of outstanding stock options granted under our 2006 Stock Incentive Plan by a certain officer of our company and other employees for aggregate proceeds equal to approximately $2,000. The shares were issued pursuant to exemptions from registration under Section 4(2) of the Securities Act of 1933.
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
     Between October 30, 2007 and March 31, 2009, we have used approximately $25 million of the net proceeds to fund our operating activities, including activities related to the development of our clinical and preclinical product candidates and for working capital, capital expenditures and other general corporate purposes. During the quarter ended March 31, 2009, our research and development expenses comprised approximately 84% of our operating expenses. We have deposited the net proceeds of the offering in accordance with our investment policy in short-term bank-deposits. There has been no material change in our planned use of proceeds from our public offering as described in our registration statement.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     On May 10, 2009, Mr. Sharon Toussia-Cohen, a member of the Company’s Board of Directors, informed the Board of Directors that he was resigning from the board, effective as of such date. Mr. Toussia-Cohen’s decision to resign from the Board of Directors is not the result of any disagreement relating to the Company’s operations, policies or practices. On the same date, the Board of Directors appointed Mr. Alfred Akirov, a member of the Company’s Board of Directors, to serve on the Audit Committee of the Board of Directors.

Item 6. Exhibits

Exhibit
Number	Exhibit Description	Method of Filing
3.1	Amended and Restated Articles of Incorporation of the Company	Incorporated by reference to the Company’s Registration Statement on Form S-4 filed on March 26, 1998, SEC File No. 333-48677

3.2	Article of Amendment to Articles of Incorporation dated June 9, 2006	Incorporated by reference to the Company’s Registration Statement on Form 8-A filed on March 9, 2007

3.3	Article of Amendment to Articles of Incorporation dated December 13, 2006	Incorporated by reference to the Company’s Registration Statement on Form 8-A filed on March 9, 2007

3.4	Article of Amendment to Articles of Incorporation dated December 26, 2006	Incorporated by reference to the Company’s Registration Statement on Form 8-A filed on March 9, 2007

3.5	Article of Amendment to Articles of Incorporation dated February 26, 2007	Incorporated by reference to the Company’s Registration Statement on Form 8-A filed on March 9, 2007

3.6	Bylaws of the Company, as amended	Incorporated by reference to the Company’s Quarterly Report on 10-Q for the quarter ended June 30, 2008, filed on August 8, 2008

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Certification of Chief Executive Officer	Filed herewith

32.2	18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Certification of Chief Financial Officer	Filed herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROTALIX BIOTHERAPEUTICS, INC. (Registrant)
Date: May 10, 2009	By:	/s/ David Aviezer
David Aviezer, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2009	By:	/s/ Yossi Maimon
Yossi Maimon
Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)