Form 10-Q
period 2009-06-30
Protalix BioTherapeutics, Inc.
filed 2009-08-03
CIK 1006281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
          On July 15, 2009, approximately 76,512,739 shares of the Registrant’s common stock, $0.001 par value, were outstanding.

FORM 10-Q

Page
PART I — FINANCIAL INFORMATION

Cautionary Statement Regarding Forward-Looking Statements	1
Item 1. Financial Statements
Condensed Consolidated Balance Sheets - As of June 30, 2009 (Unaudited) and December 31, 2008	2
Condensed Consolidated Statements of Operations (Unaudited) - For the Six Months and the Three Months Ended June 30, 2009 and 2008; and for the Period from December 27, 1993 through June 30, 2009	3
Condensed Consolidated Statement of Changes in Shareholders’ Equity - As of June 30, 2009 (Unaudited) and December 31, 2008	4
Condensed Consolidated Statements of Cash Flows (Unaudited) — For the Six Months Ended June 30, 2009 and 2008; and for the Period from December 27, 1993 through June 30, 2009	5
Notes to Condensed Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3. Quantitative and Qualitative Disclosures About Market Risk	16
Item 4. Controls and Procedures	17

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	18
Item 1A. Risk Factors	18
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 3. Defaults Upon Senior Securities	18
Item 4. Submission of Matters to a Vote of Security Holders	18
Item 5. Other Information	18
Item 6. Exhibits	19

Signatures	20
EX-31.1
EX-31.2
EX-32.1
EX-32.2
i

Except where the context otherwise requires, the terms, “we,” “us,” “our” or “the Company,” refer to the business of Protalix BioTherapeutics, Inc. and its consolidated subsidiaries, and “Protalix” or “Protalix Ltd.” refers to the business of Protalix Ltd., our wholly-owned subsidiary and sole operating unit.
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
The statements set forth under the captions “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Risk Factors,” and other statements included elsewhere in this Quarterly Report on Form 10-Q, which are not historical, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the expectations, beliefs, intentions or strategies for the future. When used in this report, the terms “anticipate,” “believe,” “estimate,” “expect” and “intend” and words or phrases of similar import, as they relate to our or our subsidiary or our management, are intended to identify forward-looking statements. We intend that all forward-looking statements be subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, except as may be required under applicable law. Forward-looking statements are subject to many risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements.
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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
PROTALIX BIOTHERAPEUTICS, INC.
(a development stage company)
CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. dollars in thousands, except share data)

	June 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$29,132	$42,596
Accounts receivable	1,945	793

Total current assets	31,077	43,389

FUNDS IN RESPECT OF EMPLOYEE RIGHTS UPON RETIREMENT	650	581

PROPERTY AND EQUIPMENT, NET	10,458	6,841

Total assets	$42,185	$50,811

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accruals:
Trade	$1,982	$2,235
Other	4,232	3,292

Total current liabilities	6,214	5,527

LIABILITY FOR EMPLOYEE RIGHTS UPON RETIREMENT	1,056	937

Total liabilities	7,270	6,464

SHAREHOLDERS’ EQUITY	34,915	44,347

Total liabilities and shareholders’ equity	$42,185	$50,811

The accompanying notes are an integral part of the condensed consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.
(a development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(U.S. dollars in thousands, except share data)
(Unaudited)

					Period from
					December 27, 1993*
	Six Months Ended		Three Months Ended		through
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008	June 30, 2009
REVENUES					$830
COST OF REVENUES					206

GROSS PROFIT					624

RESEARCH AND DEVELOPMENT EXPENSES (1)	$11,296	$9,684	$6,210	$4,031	65,713
less — grants	(2,800)	(2,515)	(1,508)	(1,149)	(13,701)

	8,496	7,169	4,702	2,882	52,012

GENERAL AND ADMINISTRATIVE EXPENSES (2)	2,412	3,992	1,171	2,016	38,772

OPERATING LOSS	10,908	11,161	5,873	4,898	90,160
FINANCIAL INCOME — NET	(298)	(1,819)	(446)	(669)	(4,503)

NET LOSS BEFORE CHANGE IN ACCOUNTING PRINCIPLE	10,610	9,342	5,427	4,229	85,657
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE					(37)

NET LOSS FOR THE PERIOD	$10,610	$9,342	$5,427	$4,229	$85,620

NET LOSS PER SHARE OF COMMON STOCK — BASIC AND DILUTED:	$0.14	$0.12	$0.07	$0.06

WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK USED IN COMPUTING LOSS PER SHARE:
Basic and diluted	76,067,492	75,855,594	76,186,887	75,898,295

(1) Includes share-based compensation	663	672	385	(655)	7,273

(2) Includes share-based compensation	501	1,495	317	648	23,346

*	Incorporation date. See Note 1a.
The accompanying notes are an integral part of the condensed consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.
(a development stage company)
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(U.S. dollars in thousands, except share data)

							Deficit
							accumulated
		Convertible		Convertible		Additional	during
	Common	Preferred	Common	Preferred		paid–in	development
	Stock (2)	Shares	Stock	Shares	Warrants	capital	stage	Total
	Number of shares		Amount
Balance at December 27, 1993(1)
Changes during the period from December 27, 1993* through December 31, 2008:
Common Stock and convertible preferred A, B and C shares and warrants issued for cash (net of issuance costs of $5,078)	38,856,127	398,227	$39	$1	$1,382	$73,836		$75,258
Exercise of options granted to employees and non-employees (includes Net Exercise)	2,948,420	847	3			413		416
Conversion of convertible preferred shares into common stock	24,375,870	(399,074)	24	(1)		(23)
Change in accounting principle						(37)	$37
Expiration of warrants					(34)	34
Merger with a wholly owned subsidiary of the Company (net of issuance cost of $642)	583,280		1			240		241
Exercise of warrants	9,171,695		9		(1,348)	15,342		14,003
Restricted common stock issued for future services	2,667		*			8		8
Share-based compensation						29,468		29,468
Net loss for the period							(75,047)	(75,047)

Balance at December 31, 2008	75,938,059	—	76	—	—	119,281	(75,010)	44,347
Changes during the six month period ended June 30, 2009 (Unaudited):
Share-based compensation						1,164		1,164
Exercise of options granted to employees (includes Net Exercise)	439,680		*			14		14
Net loss for the period							(10,610)	(10,610)

Balance at June 30, 2009 (Unaudited)	76,377,739		$76	—	—	$120,459	$(85,620)	$34,915

*	Represents an amount less than $1.

(1)	Incorporation date. See Note 1a.

(2)	Common Stock, $0.001 par value; Authorized — as of December 31, 2008 and June 30, 2009 - 150,000,000 shares.
The accompanying notes are an integral part of the condensed consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.
(a development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in thousands, except share data)
(Unaudited)

			Period from
			December 27, 1993*
	Six Months Ended June 30,		through
	2009	2008	June 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$(10,610)	$(9,342)	$(85,620)
Adjustments required to reconcile net loss to net cash used in operating activities:			—
Cumulative effect of change in accounting principle			(37)
Share based compensation	1,164	2,167	30,619
Financial income, net (mainly exchange differences)	(77)	(916)	(1,153)
Depreciation and impairment of fixed assets	929	582	4,169
Changes in accrued liability for employee rights upon retirement	147	277	1,084
Gain on amounts funded in respect of employee rights upon retirement	(44)	(81)	(109)
Loss (Gain) on sale of fixed assets	2		(4)
Changes in operating assets and liabilities:
Increase in accounts receivable	(1,062)	(388)	(1,571)
Increase in accounts payable and accruals	296	254	4,678

Net cash used in operating activities	$(9,255)	$(7,447)	$(47,944)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	$(4,226)	$(1,904)	$(13,419)
Investment grant received in respect of fixed assets			38
Investment in restricted cash deposit			(222)
Proceeds from sale of property and equipment	73		85
Amounts funded in respect of employee rights upon retirement	(39)	(81)	(555)

Net cash used in investing activities	$(4,192)	$(1,985)	$(14,073)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan and convertible bridge loan received			$2,145
Repayment of loan			(1,000)
Issuance of shares and warrants, net of issuance cost		(56)	74,059
Exercise of options and warrants	$8	$3	14,427
Merger with a wholly owned subsidiary of the Company, net of issuance cost			237

Net cash provided by (used in) financing activities	$8	$(53)	$89,868

EFFECT OF EXCHANGE RATE CHANGES ON CASH	$(25)	$1,032	$1,281

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(13,464)	(8,453)	29,132
BALANCE OF CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	42,596	61,813	—

BALANCE OF CASH AND CASH EQUIVALENTS AT END OF PERIOD	$29,132	$53,360	$29,132

The accompanying notes are an integral part of the condensed consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.
(a development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in thousands, except share data)
(Unaudited)
(Continued) — 2

			Period from
			December 27,
			1993*
	Six Months Ended June 30,		through
	2009	2008	June 30, 2009
SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest			$80

SUPPLEMENTARY INFORMATION ON INVESTING AND FINANCING ACTIVITIES NOT INVOLVING CASH FLOWS:
Conversion of convertible bridge loan into shares			$1,145

Purchase of property and equipment	$1,327	$752	$1,327

Issuance cost not yet paid and accruals — other	$5	$5	$5

Issuance cost paid by a grant of options			$21

Consultants’ and director credit balance converted into shares			$80

Exercise of options granted to employees	$6		$6

*	Incorporation date. See Note 1a.
The accompanying notes are an integral part of the condensed consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.
(a development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share data)
(Unaudited)
NOTE 1 — SIGNIFICANT ACCOUNTING POLICIES
a.	General
1.	Operation

Protalix BioTherapeutics, Inc. (the “Company”), and Protalix Ltd. (“Protalix Ltd.”), the Company’s wholly-owned subsidiary which was incorporated in Israel on December 27, 1993, are biopharmaceutical companies focused on the development and commercialization of recombinant therapeutic proteins based on the Company’s proprietary ProCellExtm protein expression system (“ProCellEx”). The Company’s lead product development candidate is prGCD for the treatment of Gaucher disease, which the Company is developing using its ProCellEx protein expression system. Gaucher disease is a rare and serious lysosomal storage disorder in humans with severe and debilitating symptoms. The Company is currently treating patients in a phase III clinical trial of prGCD. In connection with the phase III clinical trial, the Company is also engaged in a follow-on study which is evaluating the safety and efficiency of prGCD in treatment-naïve patients of Gaucher disease. In December 2008, we also initiated a clinical study evaluating the safety and efficacy of switching Gaucher patients currently treated under the current standard of care to treatment with prGCD. The switchover-study is not a prerequisite for approval of prGCD.

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

The Company currently does not have sufficient resources to complete the commercialization of any of its proposed products. Based on its current cash resources and commitments, the Company believes it will be able to maintain its current planned development activities and the corresponding level of expenditures for approximately the next 18 months, although no assurance can be given that it will not need additional cash prior to such time. If there are unexpected increases in general and administrative expenses and research and development expenses, the Company may need to seek additional financing during the next 18 months.
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
These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission (the “Commission”). The comparative balance sheet at December 31, 2008 has been derived from the audited financial statements at that date, but does not include all of the information and notes required under GAAP for complete financial statements.
c.	Net loss per share
Basic and diluted loss per share (“LPS”) are computed by dividing net loss by the weighted average number of shares of the Company’s common stock, par value $.001 per share (the Common Stock”), outstanding for each period.
Shares of restricted Common Stock and the shares of Common Stock underlying outstanding options of the Company were not included in the calculation of diluted LPS because the effect would be anti-dilutive.
Diluted LPS does not include options and restricted shares of Common Stock in the amount of 10,883,292 and 11,482,322 shares of Common Stock for the six months ended June 30, 2008 and 2009, respectively, and 11,181,138 and 11,540,215 shares of Common Stock for the three months ended June 30, 2008 and 2009, respectively.
d.	Newly issued and recently adopted Accounting Pronouncements
1.	In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 require companies to disclose in interim financial statements the fair value of financial instruments within the scope of FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments. However, companies are not required to provide in interim periods the disclosures about the concentration of credit risk of all financial instruments that are currently required in annual financial statements. The fair-value information disclosed in the footnotes must be presented together with the related carrying amount, making it clear whether the fair value and carrying amount represent assets or liabilities and how the carrying amount relates to what is reported in the balance sheet. FSP FAS 107-1 and APB 28-1 also require that companies disclose the method or methods and significant assumptions used to estimate the fair value of financial instruments and a discussion of changes, if any, in the method or methods and significant assumptions during the period. The FSP shall be applied prospectively and is effective for interim and annual periods ending after June 15, 2009. To the extent relevant, the Company adopted the disclosure requirements of this pronouncement for the quarter ended June 30, 2009, in conjunction with the adoption of FSP FAS 157-4, FSP FAS 115-2 and FAS 124-2. The adoption of the new disclosure requirements did not have a material impact on the Company’s financial statements.

PROTALIX BIOTHERAPEUTICS, INC.
(a development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share data)
(Unaudited)
NOTE 1 — SIGNIFICANT ACCOUNTING POLICIES (Continued):
2.	In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 will be effective for interim or annual periods ending after June 15, 2009 and will be applied prospectively. The Company adopted the provisions of FAS 165 for the quarter ended June 30, 2009. The adoption of SFAS No. 165 did not have a material impact on the Company’s condensed financial condition, results of operations or cash flows.

3.	In June 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — A Replacement of FASB Statement No. 162” (“SFAS 168”). Statement 168 establishes the FASB Accounting Standards CodificationTM (Codification) as the single source of authoritative U.S. generally accepted accounting principles (U.S. GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. SFAS 168 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009. When effective, the Codification will supersede all existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. Following SFAS 168, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to: (a) update the Codification; (b) provide background information about the guidance; and (c) provide the bases for conclusions on the change(s) in the Codification. The Company does not expect that the adoption of SFAS 168 to have a material impact on the Company’s financial statements.
NOTE 2 — STOCK TRANSACTIONS
a.	During the six months ended June 30, 2009, the Company issued 439,680 shares of Common Stock in connection with the exercise of a total of 482,034 options by certain officers and employees of the Company. The Company received aggregate cash proceeds equal to approximately $14 in connection with the exercise of 116,078 options and 365,956 of such options were exercised on a “net-exercise” basis.

b.	On February 25, 2009, the Company’s board of directors approved the grant of options to purchase 624,400 shares of Common Stock to its officers and employees with an exercise price equal to $2.65 per share. The options vest as follows:

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share data)
(Unaudited)
NOTE 2 — STOCK TRANSACTIONS (Continued):
(ii) 120,400 of the options vest as follows: 25% within one year from the date of grant, with the remainder vesting in 12 equal quarterly tranches over 36 months. The options are exercisable over a 10-year period commencing on the date of grant. The Company estimated the fair value of the options on the date of grant using the Black-Scholes option-pricing model to be approximately $212, based on the following weighted average assumptions: dividend yield of 0% for all years; expected volatility of 75.3%; risk-free interest rates of 1.84%; and expected life of six years. The Company’s management assumed the simplified method to reflect the expected life regarding these options. The Company continued to use the simplified method in 2009 as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time its equity shares have been publicly traded.
NOTE 3 — COMMITMENTS
During the six months ended June 30, 2009, the Company entered into contracts with certain third parties in connection with certain clinical services. The aggregate fees payable by the Company during the life of the agreements are equal to approximately $2,733.
NOTE 4 — FAIR VALUE OF FINANCIAL INSTRUMENTS
The fair value of the financial instruments included in the working capital of the Company is usually identical or close to their carrying value due to the short-term maturities of these instruments. The amounts funded in respect of employee rights are stated at surrender value which is close to their fair value.
NOTE 5 — SUBSEQUENT EVENTS
The Company has performed an evaluation of subsequent events through August 3, 2009, which is the date the financial statements were issued.
During July and August, 2009, the Company issued a total of 184,250 shares of Common Stock in connection with the exercise of options to purchase 201,289 shares of Common Stock by certain officers and employees of the Company. The Company received aggregate cash proceeds equal to approximately $52 in connection with the exercise of 79,250 options and 122,039 of such options were exercised on a “net-exercise” basis.

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
     Our lead product development candidate is prGCD for the treatment of Gaucher disease, which we are developing using our ProCellEx protein expression system. Gaucher disease is a rare and serious lysosomal storage disorder with severe and debilitating symptoms. prGCD is our proprietary recombinant form of Glucocerebrosidase (GCD), an enzyme naturally found in human cells that is mutated or deficient in patients with Gaucher disease. In July 2007, we reached an agreement with the United States Food and Drug Administration, or the FDA, on the final design of our pivotal phase III clinical trial of prGCD, through the FDA’s special protocol assessment (SPA) process. We completed enrollment of patients in the phase III clinical trial in December 2008 and expect to report results of the clinical trial in the second half of 2009. We anticipate submitting a New Drug Application (NDA) for prGCD to the FDA and other comparable regulatory agencies in other countries in the fourth quarter of 2009. In addition to our phase III clinical trial, we initiated, during the third quarter of 2008, a double-blind, follow-on extension study as part of our phase III clinical trial. We recently initiated a home care treatment program for patients enrolled in the extension study. In December 2008, we also initiated a clinical study evaluating the safety and efficacy of switching Gaucher patients currently treated under the current standard of care to treatment with prGCD. The current standard of care for Gaucher patients is enzyme replacement therapy with Cerezyme® which is produced by Genzyme Corporation and currently the only approved enzyme replacement therapy for Gaucher disease. Enzyme replacement therapy is a medical treatment in which recombinant enzymes are injected into patients in whom the enzyme is lacking or dysfunctional. The switch-over study is not a prerequisite for approval of prGCD. Lastly, in July 2009, following a request by the FDA, we submitted a treatment protocol in order to address an expected shortage of the current enzyme replacement therapy approved for Gaucher disease.
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

     In addition to prGCD, we are developing an innovative product pipeline using our ProCellEx protein expression system. Our product pipeline currently includes, among other candidates, therapeutic protein candidates for the treatment of Fabry disease, a rare, genetic lysosomal disorder in humans, an acetylcholinesterase enzyme-based therapy for biodefense and intoxication treatments and an additional undisclosed therapeutic protein, all of which are currently being evaluated in animal studies. During the quarter ended March 31, 2009, we held a pre IND (investigational new drug application) meeting with the FDA in connection with our acetylcholinesterase enzyme-based therapy for biodefense applications and are currently performing pre-clinical studies for this indication. We plan to file an investigational new drug application (IND) with the FDA with respect to this product candidate during 2009 or early 2010 and to initiate human clinical studies immediately thereafter. We believe that we may be able to reduce the development risks and time to market for our product candidates as our product candidates are based on well-understood proteins with known biological mechanisms of actions. We hold the worldwide commercialization rights to our proprietary development candidates and we intend to establish an internal, commercial infrastructure and targeted sales force to market prGCD and our other products, if approved, in North America, the European Union and in other significant markets, including Israel. In addition we are continuously evaluating potential strategic marketing partnerships.
     Since its inception in December 1993, Protalix Ltd. has generated significant losses in connection with its research and development, including the clinical development of prGCD. At June 30, 2009, we had an accumulated deficit of $85.6 million. Since we do not generate revenue from any of our product candidates, we expect to continue to generate losses in connection with the continued clinical development of prGCD and the research and development activities relating to our technology and other drug candidates. Such research and development activities are budgeted to expand over time and will require further resources if we are to be successful. As a result, we believe that our operating losses are likely to be substantial over the next several years. We will need to obtain additional funds for the commercialization of our lead product, prGCD, and to further develop the research and clinical development of our other programs.
Critical Accounting Policies
     Our significant accounting policies are more fully described in Note 1 to our consolidated financial statements appearing at the end of this Quarterly Report. We believe that the accounting policies below are critical for one to fully understand and evaluate our financial condition and results of operations.
     The discussion and analysis of our financial condition and results of operations is based on our financial statements, which we prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate such estimates and judgments. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
Results of Operations
Three months ended June 30, 2009 compared to the three months ended June 30, 2008
Research and Development Expenses
     Research and development expenses were $6.2 million for the three months ended June 30, 2009, an increase of $2.2 million, or 54%, from $4.0 million for the three months ended June 30, 2008. The increase resulted primarily from the increase of $1.0 million in share based compensation, mainly due to the forfeiture of certain options granted to a former officer during the second quarter of 2008 and from the increase of approximately $900,000 in payments to consultants and subcontractors and the cost of materials associated with research and development. Such increase is mainly due to the costs incurred by us in connection with our phase III clinical trial of prGCD. The increase was partially offset by grants of $1.5 million from the Office of the Chief Scientist, or the

OCS, during the three months ended June 30, 2009, an increase of approximately $359,000 compared to grants equal to $1.1 million received from the OCS during the three months ended June 30, 2008.
     We expect research and development expenses to continue to increase as we enter into a more advanced stage of clinical trials for our product candidates, especially with respect to the anticipated continued progress in our phase III clinical trial of prGCD, the extension study that we initiated in the third quarter of 2008 for patients that have completed such trial and chose to continue the treatment and with the switch over study we initiated in the fourth quarter of 2008 evaluating the safety and efficacy of switching Gaucher patients currently treated under the current standard of care to treatment with prGCD.
General and Administrative Expenses
     General and administrative expenses were $1.2 million for the three months ended June 30, 2009, a decrease of $845,000, or approximately 42%, from $2.0 million for the three months ended June 30, 2008. The decrease resulted primarily from the decrease of $311,000 in salaries and related expenses and the decrease of approximately $331,000 in share based compensation due to certain stock options that were fully expensed during 2008 and, consequently, were not expensed in the three months ended June 30, 2009.
Financial Expenses and Income
     Financial income was $446,000 for the three months ended June 30, 2009, a decrease of $223,000 or approximately 33%, from $669,000 for the three months ended June 30, 2008. The expense resulted primarily from the devaluation of the US dollar against the New Israeli Shekel, the NIS, and significantly lower interest rates available for deposits during the period.
Six months ended June 30, 2009 compared to the six months ended June 30, 2008
Research and Development Expenses
     Research and development expenses were $11.3 million for the six months ended June 30, 2009, an increase of $1.6 million, or 17%, from $9.7 million for the six months ended June 30, 2008. The increase resulted primarily from the increase of $1.3 million in costs related to consulting and subcontractors associated with research and development incurred by us in connection with our phase III clinical trial of prGCD. The increase was partially offset by grants of $2.8 million from the OCS, during the six months ended June 30, 2009, an increase of approximately $285,000 compared to grants equal to $2.5 million received from the OCS during the six months ended June 30, 2008.
     We expect research and development expenses to continue to increase as we enter into a more advanced stage of clinical trials for our product candidates, especially with respect to the anticipated continued progress in our phase III clinical trial of prGCD, the extension study that we initiated in the third quarter of 2008 for patients that have completed such trial and chose to continue the treatment and with the switch over study we initiated in the fourth quarter of 2008 evaluating the safety and efficacy of switching Gaucher patients currently treated under the current standard of care to treatment with prGCD.
General and Administrative Expenses
     General and administrative expenses were $2.4 million for the six months ended June 30, 2009, a decrease of $1.6 million, or approximately 40%, from $4.0 million for the six months ended June 30, 2008. The decrease resulted primarily from a decrease of approximately $1.0 million in share based compensation due to certain stock options that were fully expensed during 2008 and, consequently, were not expensed in the six months ended June 30, 2009.
Financial Expenses and Income
     Financial income was $298,000 for the six months ended June 30, 2009, a decrease of $1.5 million, or approximately 84%, from $1.8 million for the six months ended June 30, 2008. The expense resulted primarily from the devaluation of the US dollar against the NIS and significantly lower interest rates available for deposits during the period.
Liquidity and Capital Resources
Sources of Liquidity
     As a result of our significant research and development expenditures and the lack of any approved products to generate product sales revenue, we have not been profitable and have generated operating losses since our inception. To date, we have funded our operations primarily with proceeds equal to $31.3 million from the private sale of our shares of common stock and from sales of convertible preferred and ordinary shares of Protalix Ltd., and an additional $14.4 million in connection with the exercise of warrants issued in connection with the sale of such ordinary shares, through December 31, 2007. In addition, on October 25, 2007, we generated gross proceeds of $50 million in connection with an underwritten public offering of our common stock. We believe that the funds currently available to us as are sufficient to satisfy our capital needs for approximately the next 18 months.
Cash Flows
     Net cash used in operations was $9.3 million for the six months ended June 30, 2009. The net loss for the six months ended June 30, 2008 of $10.6 million was partially offset by $1.2 million of non-cash share-based compensation and $929,000 of depreciation expense. In addition, net loss was partially offset by an increase of $1.1 million due to an increase in accounts receivable. Net cash used in investing activities for the six months ended June 30, 2009 was $4.2 million and consisted primarily of purchases of property and equipment. Net cash provided from financing activities for the six months ended June 30, 2009 was approximately $8,000, consisting of exercise price paid in connection with certain exercise of stock options.
     Net cash used in operations was $7.4 million for the six months ended June 30, 2008. The net loss for the six months ended June 30, 2008 of $9.3 million was partially offset by $2.2 million of non-cash share-based compensation. Net cash used in investing activities for the six months ended June 30, 2008 was $2.0 million and consisted primarily of purchases of property and equipment. Net cash used in financing activities for the six months ended June 30, 2008 was $53,000, consisting of expenses paid during such period in connection with the October 2007 underwritten offering.
Future Funding Requirements
     We expect to incur losses from operations for the foreseeable future. We expect to incur increasing research and development expenses, including expenses related to the hiring of personnel and additional clinical trials. We expect that general and administrative expenses will also increase as we establish the initial infrastructure necessary in connection with the potential launch of prGCD, our lead product candidate, expand our finance and administrative staff, add infrastructure, and incur additional costs related to being a public company in the United States, including the costs of directors’ and officers’ insurance, investor relations programs and increased professional fees. In addition, we are upgrading our manufacturing facility that would meet the FDA requirements and the expected market demand for the manufacture of our product candidates, which will increase our capital expenditures significantly.
     We believe that our existing cash and cash equivalents and short-term investments will be sufficient to enable us to fund our operating expenses and capital expenditure requirements for approximately the next 18 months. We have based this estimate on assumptions that are subject to change and may prove to be wrong, and we may be required to use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates and the markets in which we intend to operate, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials.
     Our future capital requirements will depend on many factors, including the progress and results of our clinical trials, the duration and cost of discovery and preclinical development and laboratory testing and clinical trials for our product candidates, the timing and outcome of regulatory review of our product candidates, the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims and other intellectual property rights, the number and development requirements of other product candidates that we pursue and the costs of commercialization activities, including certain pre marketing activities, product marketing, sales and distribution.
     We will need to finance our future cash needs through public or private equity offerings, debt financings, or corporate collaboration and licensing arrangements. We currently do not have any commitments for future external funding. We may need to raise additional funds more quickly if one or more of our assumptions prove to be incorrect or if we choose to expand our product development or our pre marketing efforts more rapidly than we presently anticipate. We may also decide to raise additional funds even before we need them if the conditions for raising capital are favorable. The sale of additional equity or debt securities will likely result in dilution to our shareholders. The incurrence of indebtedness would result in increased fixed obligations and could also result in covenants that would restrict our operations. Additional equity or debt financing, grants or corporate collaboration and licensing arrangements may not be available on acceptable terms, if at all. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate our research and development programs, reduce our planned commercialization efforts or obtain funds through arrangements with collaborators or others that may require us to relinquish rights to certain product candidates that we might otherwise seek to develop or commercialize independently.
Effects of Inflation and Currency Fluctuations
     Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation has had a material effect on our results of operations during the six months ended June 30, 2009 or the six months ended June 30, 2008.
     Currency fluctuations could affect us by increased or decreased costs mainly for goods and services acquired outside of Israel. We do not believe currency fluctuations have had a material effect on our results of operations during the six months ended June 30, 2009 or the six months ended June 30, 2008.
Off-Balance Sheet Arrangements
     We have no off-balance sheet arrangements as of each of June 30, 2009 and June 30, 2008.
Recently Issued Accounting Pronouncements
     In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” or FSP FAS 107-1 and APB 28-1. FSP FAS 107-1 and APB 28-1 require companies to disclose in interim financial statements the fair value of financial instruments within the scope of FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments. However, companies are not required to provide in interim periods the disclosures about the concentration of credit risk of all financial instruments that are currently required in annual financial statements. The fair-value information disclosed in the footnotes must be presented together with the related carrying amount, making it clear whether the fair value and carrying amount represent assets or liabilities and how the carrying amount relates to what is reported in the balance sheet. FSP FAS 107-1 and APB 28-1 also requires that companies disclose the method or methods and significant assumptions used to estimate the fair value of financial instruments and a discussion of changes, if any, in the method or methods and significant assumptions during the period. The FSP shall be applied prospectively and is effective for interim and annual periods ending after June 15, 2009. To the extent relevant, we adopted the disclosure requirements of this pronouncement for the quarter ended June 30, 2009, in conjunction with the adoption of FSP FAS 157-4, FSP FAS 115-2 and FAS 124-2. The adoption of the new disclosure requirements did not have a material impact on our financial statements.
     In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” or SFAS 165. SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 will be effective for interim or annual periods ending after June 15, 2009 and will be applied prospectively. We adopted the provisions of FAS 165 for the quarter ended June 30, 2009. The adoption of SFAS No. 165 did not have a material impact on our condensed financial condition, results of operations or cash flows.
     In June 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — A Replacement of FASB Statement No. 162,” or SFAS 168. Statement 168 establishes the FASB Accounting Standards CodificationTM (Codification) as the single source of authoritative U.S. generally accepted accounting principles (U.S. GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. SFAS 168 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009. When effective, the Codification will supersede all existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. Following SFAS 168, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to: (a) update the Codification; (b) provide background information about the guidance; and (c) provide the bases for conclusions on the change(s) in the Codification. We do not expect that the adoption of SFAS 168 to have a material impact on our financial statements.
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

	Six months ended		Year ended
	June 30,		December 31,
	2009	2008	2008
Average rate for period	4.0678	3.5218	3.5878
Rate at period end	3.9190	3.3520	3.8020
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
Changes in internal controls
     There were no changes to our internal controls over financial reporting (as defined in Rules 13a-15f and 15d-15f under the Exchange Act) that occurred during the period ended June 30, 2009 that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

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
     There were no unregistered sales of equity securities during the six months ended June 30, 2009, other than the issuance of 439,680 shares of common stock, in the aggregate, in connection with the exercise by certain of our officers and employees of outstanding stock options to purchase 482,034 shares of common stock granted under our 2006 Stock Incentive Plan. We received cash proceeds equal to approximately $14,000 in connection with the exercise of 116,078 options and 365,956 options were exercised on a “net-exercise” basis. The shares were issued pursuant to exemptions from registration under Section 4(2) of the Securities Act of 1933, or the Securities Act.
Use of Proceeds
     The effective date of our first registration statement, filed on Form S-3 under the Securities Act, which was accompanied by a registration statement on Form S-3 filed pursuant to Rule 462(b) under the Securities Act (Nos. 333-144801 and 333-146919), relating to a public offering of our common stock, was September 26, 2007 and the offering date was October 25, 2007. The sole book-running manager of the offering was UBS Investment Bank, and CIBC World Markets (now Oppenheimer) served as the co-manager. We sold 10,000,000 shares of common stock at a price per share of $5.00 in the offering. Our aggregate net proceeds (after underwriting discounts and expenses) amounted to approximately $46.0 million. The offering closed on October 30, 2007.
     The amount of the underwriting discount paid by us was $3.5 million and the expenses of the offering, not including the underwriting discount, were approximately $810,000.
     Between October 30, 2007 and June 30, 2009, we have used approximately $30.8 million of the net proceeds to fund our operating activities, including activities related to the development of our clinical and preclinical product candidates and for working capital, capital expenditures and other general corporate purposes. During the quarter ended June 30, 2009, our research and development expenses comprised approximately 80% of our operating expenses. We have deposited the net proceeds of the offering in accordance with our investment policy in short-term bank-deposits. There has been no material change in our planned use of proceeds from our public offering as described in our registration statement.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     None.

Item 6. Exhibits

Exhibit
Number	Exhibit Description	Method of Filing

3.1	Amended and Restated Articles of Incorporation of the Company	Incorporated by reference to the Company’s Registration Statement on Form S-4 filed on March 26, 1998, SEC File No. 333-48677

3.2	Article of Amendment to Articles of Incorporation dated June 9, 2006	Incorporated by reference to the Company’s Registration Statement on Form 8-A filed on March 9, 2007, SEC File No. 001-33357

3.3	Article of Amendment to Articles of Incorporation dated December 13, 2006	Incorporated by reference to the Company’s Registration Statement on Form 8-A filed on March 9, 2007, SEC File No. 001-33357

3.4	Article of Amendment to Articles of Incorporation dated December 26, 2006	Incorporated by reference to the Company’s Registration Statement on Form 8-A filed on March 9, 2007, SEC File No. 001-3335

3.5	Article of Amendment to Articles of Incorporation dated February 26, 2007	Incorporated by reference to the Company’s Registration Statement on Form 8-A filed on March 9, 2007, SEC File No. 001-33357

3.6	Amended and Restated By-Laws	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2008

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Certification of Chief Executive Officer	Filed herewith

32.2	18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Certification of Chief Financial Officer	Filed herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROTALIX BIOTHERAPEUTICS, INC. (Registrant)
Date: August 3, 2009	By:	/s/ David Aviezer
David Aviezer, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: August 3, 2009	By:	/s/ Yossi Maimon
Yossi Maimon
Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)