Form 10-Q
period 2010-06-30
Protalix BioTherapeutics, Inc.
filed 2010-08-05
CIK 1006281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On August 1, 2010, approximately 80,882,137 shares of the Registrant’s common stock, $0.001 par value, were outstanding.

FORM 10-Q

i

     Except where the context otherwise requires, the terms, “we,” “us,” “our” or “the Company,” refer to the business of Protalix BioTherapeutics, Inc. and its consolidated subsidiaries, and “Protalix” or “Protalix Ltd.” refers to the business of Protalix Ltd., our wholly-owned subsidiary and sole operating unit.
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
     The statements set forth under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors,” and other statements included elsewhere in this Quarterly Report on Form 10-Q, which are not historical, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding expectations, beliefs, intentions or strategies for the future. When used in this report, the terms “anticipate,” “believe,” “estimate,” “expect” and “intend” and words or phrases of similar import, as they relate to us or our subsidiaries or our management, are intended to identify forward-looking statements. We intend that all forward-looking statements be subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to many risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements.
     Examples of the risks and uncertainties include, but are not limited to, the following:
•	the inherent risks and uncertainties in developing drug platforms and products of the type we are developing;

•	delays in our preparation and filing of applications for regulatory approval;

•	delays in the approval or the potential rejection of any applications we file with the U.S. Food and Drug Administration, or the FDA, or other regulatory authorities, including the New Drug Application (NDA) we have filed with the FDA for taliglucerase alfa;

•	any lack of progress of our research and development (including the results of clinical trials we are conducting);

•	obtaining on a timely basis sufficient patient enrollment in our clinical trials;

•	the impact of development of competing therapies and/or technologies by other companies;

•	our ability to obtain additional financing required to fund our research programs;

•	the risk that we will not be able to develop a successful sales and marketing organization in a timely manner, if at all;

•	our ability to establish and maintain strategic license, collaboration and distribution arrangements and to manage our relationship with Pfizer Inc., Teva Ltd. or with any other collaborator, distributor or partner;

•	potential product liability risks and risks of securing adequate levels of product liability and clinical trial insurance coverage;

•	the availability of reimbursement to patients from health care payors for any of our product candidates, if approved;

•	the possibility of infringing a third party’s patents or other intellectual property rights;

•	the uncertainty of obtaining patents covering our products and processes and in successfully enforcing our intellectual property rights against third parties; and

•	the possible disruption of our operations due to terrorist activities and armed conflict, including as a result of the disruption of the operations of regulatory authorities, our subsidiaries, our manufacturing facilities and our customers, suppliers, distributors, collaborative partners, licensees and clinical trial sites.
     In addition, companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in advanced or late-stage clinical trials, even after obtaining promising earlier trial results or preliminary findings for such clinical trials. Even if favorable testing data is generated by clinical trials of a drug product, the FDA might not accept or approve an NDA filed by a pharmaceutical or biotechnology company for the drug product. These and other risks and uncertainties are detailed in our Annual Report on Form 10-K for the year ended December 31, 2009, Section 1A, under the heading “Risk Factors” and are described from time to time in the reports we file with the Securities and Exchange Commission. These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance, and we undertake no obligation to update or revise, nor do we have a policy of updating or revising, any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, except as may be required under applicable law.

ii

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
PROTALIX BIOTHERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. dollars in thousands, except share data)

	June 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$54,961	$81,266
Accounts receivable	3,768	2,144

Total current assets	58,729	83,410

FUNDS IN RESPECT OF EMPLOYEE RIGHTS UPON RETIREMENT	767	724

PROPERTY AND EQUIPMENT, NET	14,734	14,537

Total assets	$74,230	$98,671

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accruals
Trade	$4,431	$3,406
Other	6,752	13,561
Deferred revenues	4,563	4,563

Total current liabilities	15,746	21,530

LONG-TERM LIABILITIES:
Deferred revenues	57,767	60,049
Other liabilities	822	—
Liability for employee rights upon retirement	1,449	1,209

Total long term liabilities	60,038	61,258

COMMITMENTS
Total liabilities	75,784	82,788

SHAREHOLDERS’ EQUITY (CAPITAL DEFICIENCY)	(1,554)	15,883

Total liabilities and shareholders’ equity	$74,230	$98,671

The accompanying notes are an integral part of the condensed consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(U.S. dollars in thousands, except share data)
(Unaudited)

	Six Months Ended		Three Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
REVENUES	$2,282		$1,141
RESEARCH AND DEVELOPMENT EXPENSES (1)	19,414	$11,296	10,506	$6,210
less — grants	(1,746)	(2,800)	(480)	(1,508)

	17,668	8,496	10,026	4,702

GENERAL AND ADMINISTRATIVE EXPENSES (2)	2,884	2,412	1,265	1,171

OPERATING LOSS	18,270	10,908	10,150	5,873
FINANCIAL INCOME — NET	(274)	(298)	(109)	(446)

NET LOSS FOR THE PERIOD	$17,996	$10,610	$10,041	$5,427

NET LOSS PER SHARE OF COMMON STOCK — BASIC AND DILUTED:	$0.22	$0.14	$0.12	$0.07

WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK USED IN COMPUTING LOSS PER SHARE:

Basic and diluted	80,861,857	76,067,492	80,872,940	76,186,887

(1) Includes share-based compensation	218	663	97	385

(2) Includes share-based compensation	314	501	151	317

The accompanying notes are an integral part of the condensed consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(CAPITAL DEFICIENCY)
(U.S. dollars in thousands, except share data)

			Additional
	Common	Common	paid in	Accumulated
	Stock (1)	Stock	capital	deficit	Total
	Number	Amount
Balance at December 31, 2008	75,938,059	$76	$119,281	$(75,010)	$44,347
Changes during the six month period ended June 30, 2009 (Unaudited):
Share-based compensation	—		1,164		1,164
Exercise of options granted to employees (includes Net Exercise)	439,680	*	14		14
Net loss for the period				(10,610)	(10,610)

Balance at June 30, 2009 (Unaudited)	76,377,739	$76	$120,459	$(85,620)	$34,915

Balance at December 31, 2009	80,841,237	$81	$122,252	$(106,450)	$15,883
Changes during the six month period ended June 30, 2010 (Unaudited):
Share-based compensation			$532	—	$532
Exercise of options granted to employees (includes Net Exercise)	39,900	*	27	—	27
Net loss for the period		—	—	(17,996)	(17,996)

Balance at June 30, 2010 (Unaudited)	80,881,137	$81	$122,811	$(124,446)	$(1,554)

(1)	Common Stock, $0.001 par value; Authorized — as of June 30, 2010 and June 30, 2009 - 150,000,000 shares.

*	Represents an amount less than $1.
The accompanying notes are an integral part of the condensed consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in thousands, except share data)
(Unaudited)

	Six Months Ended
	June 30, 2010	June 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(17,996)	$(10,610)
Adjustments required to reconcile net loss to net cash provided by (used in) operating activities
Share based compensation	532	1,164
Depreciation of fixed assets	1,455	929
Financial expenses net (mainly exchange differences)	(27)	(77)
Changes in accrued liability for employee rights upon retirement	271	147
Loss on amounts funded in respect of employee rights upon retirement	(4)	(44)
Gain on sale of fixed assets	8	2
Changes in operating assets and liabilities:
Decrease in deferred revenues (including non- current portion)	(2,282)
Increase in accounts receivable	(1,703)	(1,062)
Increase (decrease) in accounts payable, accruals other long-term liabilities	(1,007)	296

Net cash used in operating activities	$(20,753)	$(9,255)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	$(5,473)	$(4,226)
Proceeds from sale of property and equipment		73
Amounts funded in respect of employee rights upon retirement, net	(60)	(39)

Net cash used in investing activities	$(5,533)	$(4,192)

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of options	$27	$8

Net cash provided by financing activities	$27	$8

EFFECT OF EXCHANGE RATE CHANGES ON CASH	$(46)	$(25)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(26,305)	(13,464)
BALANCE OF CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	81,266	42,596

BALANCE OF CASH AND CASH EQUIVALENTS AT END OF PERIOD	$54,961	$29,132

The accompanying notes are an integral part of the condensed consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in thousands)
(Unaudited)
(Continued) — 2

	Six Months Ended
	June 30, 2010	June 30, 2009
SUPPLEMENTARY INFORMATION ON INVESTING AND FINANCING ACTIVITIES NOT INVOLVING CASH FLOWS:
Purchase of property and equipment	$712	$1,327

Issuance cost not yet paid and accruals — other	$5	$5

Exercise of options granted to employees		$6

The accompanying notes are an integral part of the condensed consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share data)
(Unaudited)
NOTE 1 — SIGNIFICANT ACCOUNTING POLICIES
     a. General
          1. Operation
Protalix BioTherapeutics, Inc. and its wholly-owned subsidiary, Protalix Ltd. (“Protalix Ltd.,” and collectively with Protalix BioTherapeutics, Inc., the “Company”), are biopharmaceutical companies focused on the development and commercialization of recombinant therapeutic proteins based on the Company’s proprietary ProCellExtm protein expression system (“ProCellEx”). In September 2009, the Company formed another wholly-owned subsidiary under the laws of the Netherlands in connection with the European Medicines Agency, or EMEA, application process in Europe. The Company’s lead product development candidate is taliglucerase alfa for the treatment of Gaucher disease, which the Company is developing using its ProCellEx protein expression system.
In September 2009, the Company successfully completed its phase III pivotal trial of taliglucerase alfa. In July 2010, the U.S. Food and Drug Administration (“FDA”) notified the Company that it had accepted the Company’s new drug application (NDA) for taliglucerase alfa for the treatment of Gaucher disease and that it granted to taliglucerase alfa a Prescription Drug User Fee Act (PDUFA) action date of February 25, 2011. In addition to its phase III clinical trial, the Company initiated a clinical study in December 2008 to evaluate the safety and efficacy of switching Gaucher patients currently treated under the current standard of care to treatment with taliglucerase alfa. This switchover-study is not a prerequisite for the marketing approval of taliglucerase alfa.
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
In addition to taliglucerase alfa, the Company is developing an innovative product pipeline using the Company’s ProCellEx protein expression system. The Company’s product pipeline currently includes, among other candidates, therapeutic protein candidates for the treatment of Fabry disease, a rare, genetic lysosomal disorder in humans, an acetylcholinesterase enzyme-based therapy for biodefense and pesticide toxicity treatments, antiTNF, a plant cell expressed recombinant fusion protein made from the soluble form of the human TNF receptor (TNFR) which is being developed as a treatment of certain immune diseases such as rheumatoid arthritis, juvenile idiopathic arthritis and others, and additional undisclosed therapeutic proteins, all of which are currently being evaluated in animal studies. In March 2010, the Company initiated a phase I clinical trial of PRX-105, the Company’s plant cell expressed pegylated recombinant acetylcholinesterase product candidate for biodefense indications. In June 2010, the Company completed the phase I clinical trial of PRX-105.

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
Diluted LPS does not include options and restricted shares of Common Stock of the Company in the amount of 11,482,322 and 7,604,195 shares of Common Stock for the six months ended June 30, 2009 and 2010, respectively, and 11,540,215 and 7,930,824 shares of Common Stock for the three months ended June 30, 2009 and 2010, respectively.

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
NOTE 2 — STOCK TRANSACTIONS
a.	During the six months ended June 30, 2010, the Company issued a total of 39,900 shares of Common Stock in connection with the exercise of a total of 54,205 options by certain employees of the Company. The Company received aggregate cash proceeds equal to approximately $27 in connection with such exercises, and 20,312 of the options were exercised on a “net exercise” basis.

b.	On February 7, 2010, the Company’s Board of Directors approved the grant of options to purchase 160,000 shares of Common Stock to a new executive officer of the Company with an exercise price equal to $6.81 per share. The options vest over a four-year period, with the first 25% to vest on the first anniversary of the date of the grant and the remaining 75% in equal tranches on a quarterly basis for three years thereafter. The options are exercisable over a 10-year period commencing on the date of grant. The Company estimated the fair value of the options on the date of grant using the Black-Scholes option-pricing model to be approximately $740,000 based on the following weighted average assumptions: dividend yield of 0% for all years; expected volatility of 76.02%; risk-free interest rates of 2.96%; and expected life of six years.

c.	In February 2010, the Company’s Board of Directors approved the grant of options to purchase 1,016,000 shares of Common Stock, in the aggregate, to certain officers and employees of the Company with an exercise price equal to $6.90 per share. The options vest quarterly over three years, commencing after the FDA’s approval of taliglucerase alfa, if at all. The options are exercisable over a 10-year period commencing on the date of grant. The Company estimated the fair value of the options on the date of grant using the Black-Scholes option-pricing model to be approximately $5.7 million, based on the following weighted average assumptions: dividend yield of 0% for all years; expected volatility of 75.74%; risk-free interest rates of 3.69%; and expected life of 10 years. The Company will start charging these expenses following the FDA’s approval of taliglucerase alfa, if at all.
NOTE 3 — SUBSEQUENT EVENTS
During July 2010, the Company issued a total of approximately 1,000 shares of Common Stock in connection with the exercise of options to purchase approximately 1,000 shares of Common Stock by certain employees of the Company. The aggregate cash proceeds in connection with the exercise of these options are equal to $0.4.

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
     Our lead product development candidate is taliglucerase alfa for the treatment of Gaucher disease, which we are developing using our ProCellEx protein expression system. Gaucher disease is a rare and serious lysosomal storage disorder with severe and debilitating symptoms. Taliglucerase alfa is our proprietary recombinant form of glucocerebrosidase (GCD), an enzyme naturally found in human cells that is mutated or deficient in patients with Gaucher disease. In July 2007, we reached an agreement with the U.S. Food and Drug Administration, or the FDA, on the final design of our pivotal phase III clinical trial of taliglucerase alfa, through the FDA’s special protocol assessment (SPA) process. The phase III clinical trial was completed in September 2009 and, on October 15, 2009, we announced positive top-line results from the trial. On December 9, 2009, we filed our New Drug Application (NDA) for taliglucerase alfa, and in January 2010 the FDA requested additional data regarding the Chemistry, Manufacturing and Controls (CMC) section of our NDA. We provided the requested data in April 2010 and in July 2010 we received notification from the FDA that it had accepted the filing of our NDA and assigned a PDUFA date of February 25, 2011 to taliglucerase alfa.
     In March 2010, the Israeli Ministry of Health completed a successful audit of our manufacturing facilities in Carmiel, Israel. The audit was performed as part of the Ministry of Health’s evaluation of our manufacturing process for taliglucerase alfa.
     In addition to our recently completed phase III clinical trial, during the third quarter of 2008, we initiated a double-blind, follow-on extension study as part of the trial. We also initiated a home care treatment program for patients enrolled in the extension study and in December 2008, we initiated a clinical study evaluating the safety and efficacy of switching Gaucher patients currently treated under the current standard of care to treatment with taliglucerase alfa. The current standard of care for Gaucher patients is enzyme replacement therapy with CerezymeTM which is produced by Genzyme Corporation and, until the recent approval of VPRIVTM by Shire plc in February 2010, the only approved enzyme replacement therapy for Gaucher disease. Enzyme replacement therapy is a medical treatment in which recombinant enzymes are injected into patients in whom the enzyme is lacking or dysfunctional. The switch-over study is not a prerequisite for approval of taliglucerase alfa by the FDA. In December 2009 we filed a proposed pediatric investigation plan to the Pediatric Committee of the European Medicines Agency, or EMEA, which was approved during the second quarter of 2010.
     On November 30, 2009, Protalix Ltd. and Pfizer Inc., or Pfizer, entered into an exclusive license and supply agreement pursuant to which Pfizer was granted an exclusive, worldwide license to develop and commercialize taliglucerase alfa. Under the terms and conditions of the Pfizer agreement, Protalix Ltd. retained the right to commercialize taliglucerase alfa in Israel. In connection with the execution of the Pfizer agreement, Pfizer made an upfront payment to Protalix Ltd. of $60.0 million in connection with the execution of the agreement and subsequently paid Protalix Ltd. an additional $5.0 million upon our filing of a proposed pediatric investigation plan to the Pediatric Committee of the EMEA. Protalix Ltd. is also eligible to receive potential milestone payments totaling $50.0 million for the successful achievement of other developmental milestones and to royalties equal to 40% of the net profits earned on Pfizer’s sales of taliglucerase alfa, if any. Pfizer and Protalix Ltd. have agreed to a specific allocation of the responsibilities for the continued development efforts for taliglucerase alfa.
     In July 2009, following a request by the FDA, we submitted a treatment protocol to the FDA in order to address an expected shortage of the current enzyme replacement therapy approved for Gaucher disease. The treatment protocol was approved by the FDA in August 2009. In September 2009, the FDA’s Office of Orphan Product Development granted taliglucerase alfa Orphan Drug Status. In January 2010, the Committee for Orphan Medicinal Products (COMP) of the EMEA, after reviewing all relevant clinical data, recommended that the European Commission grant orphan drug designation to taliglucerase alfa for the treatment of Gaucher disease.
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
     In addition to taliglucerase alfa, we are developing an innovative product pipeline using our ProCellEx protein expression system. Our product pipeline currently includes, among other candidates, therapeutic protein candidates for the treatment of Fabry disease, a rare, genetic lysosomal disorder in humans, an acetylcholinesterase enzyme-based therapy for biodefense, antiTNF, a plant cell expressed recombinant fusion protein made from the soluble form of the human TNF receptor (TNFR) which is being developed as a treatment of certain immune diseases such as rheumatoid arthritis, juvenile idiopathic arthritis and others, and additional undisclosed therapeutic proteins and intoxication treatments, all of which are currently being evaluated in animal studies. In March 2010, we initiated a phase I clinical trial of PRX-105, our plant cell expressed pegylated recombinant acetylcholinesterase product candidate for biodefense indications, which we completed in June 2010. We are currently preparing for further efficacy trials in larger animals.
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
     Our business is conducted by our wholly-owned subsidiary, Protalix Ltd., which we acquired through a reverse merger transaction effective December 31, 2006. Since its inception in December 1993, Protalix Ltd. has generated significant losses in connection with its research and development, including the clinical development of taliglucerase alfa. Since we currently do not generate significant revenue from any of our product candidates, we expect to continue to generate losses over the next several years in connection with research and development activities relating to our pipeline of product candidates and the commercialization costs associated with the expected launch of taliglucerase alfa in Israel. Such research and development activities are budgeted to expand over time and will require further resources if we are to be successful. As a result, we believe that our operating losses may be substantial over the next several years. We may need to obtain additional funds to continue the research and clinical development of our programs.
Critical Accounting Policies
     Our significant accounting policies are more fully described in Note 1 to our consolidated financial statements appearing in this Quarterly Report. We believe that the accounting policies below are critical for one to fully understand and evaluate our financial condition and results of operations.

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
Results of Operations
Three months ended June 30, 2010 compared to the three months ended June 30, 2009
Revenues
     We recorded revenues of $1.1 million during the three months ended June 30, 2010. The revenues represent the pro rata amortization of the $60.0 million upfront payment and $5.0 million milestone payment we received in connection with our license and supply agreement with Pfizer. No revenues were recorded during the three months ended June 30, 2009.
Research and Development Expenses
     Research and development expenses were $10.5 million for the three months ended June 30, 2010, an increase of $4.3 million, or 69%, from $6.2 million for the three months ended June 30, 2009. The increase resulted primarily from an increase of $728,000 in salaries and an increase of $2.4 million in costs related to consulting and subcontractors and the cost of materials associated with research and development activities and an increase of $528,000 in costs related to our licensing and supply agreement with Pfizer for taliglucerase alfa. The increase is the result of the increased number of clinical sites and patients enrolled in our ongoing clinical trials during the second quarter of 2010 when compared to the second quarter of 2009 and to the increase in the number of projects we have initiated since the beginning of 2010. The increase was partially offset by grants of $480,000 from the OCS during the three months ended June 30, 2010, a decrease of approximately $1.0 million, or 68%, compared to grants equal to $1.5 million received from the OCS during the three months ended June 30, 2009.
     We expect research and development expenses to continue to be our primary expense until we receive regulatory approval of taliglucerase alfa from the FDA, if at all, and potentially thereafter.
General and Administrative Expenses
     General and administrative expenses were $1.3 million for the three months ended June 30, 2010, an increase of $94,000, or 8%, from $1.2 million for the three months ended June 30, 2009 primarily due to an increase of $77,000 in salaries expense.
Financial Expenses and Income
     Financial income was $109,000 for the three months ended June 30, 2010, compared to a financial income of $446,000 for the three months ended June 30, 2009, mainly due to lower interest rates available for short term deposits
Six months ended June 30, 2010 compared to the six months ended June 30, 2009
Revenues
     We recorded revenues of $2.3 million during the six months ended June 30, 2010. The revenues represent the pro rata amortization of the $60.0 million upfront payment and $5.0 million milestone payment we received in connection with our license and supply agreement with Pfizer. No revenues were recorded during the six months ended June 30, 2009.

Research and Development Expenses
     Research and development expenses were $19.4 million for the six months ended June 30, 2010, an increase of $8.1 million, or 72%, from $11.3 million for the six months ended June 30, 2009. The increase resulted primarily from an increase of $2.1 million in salaries, an increase of $2.0 million in materials expenses and an increase of $1.7 million in costs incurred by us related to consulting and subcontractors associated with research and development and an increase of $822,000 in costs related to our licensing and supply agreement with Pfizer for taliglucerase alfa The increase is the result of the increased number of clinical sites and patients enrolled in our ongoing clinical trials during 2010 in compared 2009 and of the increase in the number of projects we have initiated since the beginning of 2010. The increase was partially offset by grants of $1.7 million from the OCS during the six months ended June 30, 2010, a decrease of approximately $1.1 million, or 39%, compared to grants equal to $2.8 million received from the OCS during the six months ended June 30, 2009.
     We expect research and development expenses to continue to be our primary expense until we receive regulatory approval of taliglucerase alfa from the FDA, if at all, and potentially thereafter.
General and Administrative Expenses
     General and administrative expenses were $2.9 million for the six months ended June 30, 2010 an increase of $472,000, or approximately 20%, from $2.4 million for the six months ended June 30, 2009. The increase resulted primarily from an increase of $193,000 in salaries expense and an increase of $161,000 in professional fees.
Financial Expenses and Income
     Financial income was $274,000 for the six months ended June 30, 2010, a decrease of $24,000, or 8%, from $298,000 for the six months ended June 30, 2009.
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
     We believe that the funds currently available to us are sufficient to satisfy our capital needs for the foreseeable future.
Cash Flows
     Net cash used in operations was $20.7 million for the six months ended June 30, 2010. The net loss for the six months ended June 30, 2010 of $18.0 million increased due to a decrease of $2.3 million in deferred revenues, an increase of $1.7 million in accounts receivable and a decrease in accounts payable and accruals of $1.0 million but partially offset by $1.5 million in depreciation. Net cash used in investing activities for the six months ended June 30, 2010 was $5.5 million and consisted primarily of purchases of property and equipment.

     Net cash used in operations was $9.3 million for the six months ended June 30, 2009. The net loss for the six months ended June 30, 2009 of $10.6 million was partially offset by $1.2 million of non-cash share-based compensation and $929,000 of depreciation expense. In addition, net loss increased by $1.1 million due to an increase in accounts receivable. Net cash used in investing activities for the six months ended June 30, 2009 was $4.2 million and consisted primarily of purchases of property and equipment. Net cash provided from financing activities for the six months ended June 30, 2009 was approximately $8,000, consisting of exercise price paid in connection with certain exercise of stock options.
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
Effects of Inflation and Currency Fluctuations
     Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation has had a material effect on our results of operations during the six months ended June 30, 2010 or the six months ended June 30, 2009.
     Currency fluctuations could affect us by increased or decreased costs mainly for goods and services acquired outside of Israel. We do not believe currency fluctuations have had a material effect on our results of operations during the six months ended June 30, 2010 or the six months ended June 30, 2009.

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
Off-Balance Sheet Arrangements
     We have no off-balance sheet arrangements as of each of June 30, 2010 and June 30, 2009.
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

	Six months ended		Year ended
	June 30,		December 31,
	2010	2009	2009
Average rate for period	3.7589	4.0678	3.933
Rate at period end	3.8750	3.9190	3.775
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
Changes in internal controls
     There were no changes to our internal controls over financial reporting (as defined in Rules 13a-15f and 15d-15f under the Exchange Act) that occurred during the quarter ended June 30, 2010 that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     We are not involved in any material legal proceedings.
Item 1A. Risk Factors
     There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
     There were no unregistered sales of equity securities during the three months ended June 30, 2010.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. (Reserved and Removed)
     None.
Item 5. Other Information
     None.
Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Date	Filed Herewith
3.1	Amended and Restated Articles of Incorporation of the Company	S-4	333-48677	3.4	March 26, 1998

3.2	Article of Amendment to Articles of Incorporation dated June 9, 2006	8-A	001-33357	3.2	March 9, 2007

3.3	Article of Amendment to Articles of Incorporation dated December 13, 2006	8-A	001-33357	3.3	March 9, 2007

3.4	Article of Amendment to Articles of Incorporation dated December 26, 2006	8-A	001-33357	3.4	March 9, 2007

3.5	Article of Amendment to Articles of Incorporation dated February 26, 2007	8-A	001-33357	3.5	March 9, 2007

3.6	Amended and Restated Bylaws of the Company	10-Q	001-33357	3.6	August 8, 2008

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Date	Filed Herewith
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Certification of Chief Executive Officer					X

32.2	18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Certification of Chief Financial Officer					X

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROTALIX BIOTHERAPEUTICS, INC. (Registrant)
Date: August 5, 2010	By:	/s/ David Aviezer
David Aviezer, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: August 5, 2010	By:	/s/ Yossi Maimon
Yossi Maimon
Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)