Form 10-Q
period 2010-09-30
Protalix BioTherapeutics, Inc.
filed 2010-11-08
CIK 1006281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On November 1, 2010, approximately 81,211,718 shares of the Registrant’s common stock, $0.001 par value, were outstanding.

FORM 10-Q

Page
PART I – FINANCIAL INFORMATION

Cautionary Statement Regarding Forward-Looking Statements	ii
Item 1. Financial Statements
Condensed Consolidated Balance Sheets – As of September 30, 2010 (Unaudited) and December 31, 2009	1
Condensed Consolidated Statements of Operations (Unaudited) – For the Nine Months and the Three Months Ended September 30, 2010 and 2009	2
Condensed Consolidated Statement of Changes in Shareholders’ Equity (Capital Deficiency) (Unaudited) – For the Nine months ended September 30, 2010 and 2009	3
Condensed Consolidated Statements of Cash Flows (Unaudited) – For the Nine months ended September 30, 2010 and 2009	4
Notes to Condensed Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3. Quantitative and Qualitative Disclosures About Market Risk	18
Item 4. Controls and Procedures	18

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	20
Item 1A. Risk Factors	20
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3. Defaults Upon Senior Securities	20
Item 4. (Removed and Reserved)	20
Item 5. Other Information	20
Item 6. Exhibits	20

Signatures	22
EX-10.2
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

ii

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
PROTALIX BIOTHERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. dollars in thousands, except share data)

	September 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$44,401	$81,266
Accounts receivable	8,943	2,144
Inventories	5,097

Total current assets	58,441	83,410

FUNDS IN RESPECT OF EMPLOYEE RIGHTS UPON RETIREMENT	866	724

PROPERTY AND EQUIPMENT, NET	15,841	14,537

Total assets	$75,148	$98,671

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accruals
Trade	$5,667	$3,406
Other	10,257	13,561
Deferred revenues	4,563	4,563

Total current liabilities	20,487	21,530

LONG-TERM LIABILITIES:
Deferred revenues	56,627	60,049
Liability for employee rights upon retirement	1,575	1,209

Total long term liabilities	58,202	61,258

COMMITMENTS
Total liabilities	78,689	82,788

SHAREHOLDERS’ EQUITY (CAPITAL DEFICIENCY)	(3,541)	15,883

Total liabilities and shareholders’ equity	$75,148	$98,671

The accompanying notes are an integral part of the condensed consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(U.S. dollars in thousands, except share data)
(Unaudited)

	Nine months ended		Three Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
REVENUES	$5,466	—	$3,184	—
COMPANY’S SHARE IN COLLABORATION AGREEMENT	(1,887)	—	(1,065)	—
RESEARCH AND DEVELOPMENT EXPENSES (1)	(23,032)	$(17,330)	(4,440)	$(6,034)
less – grants	2,640	4,223	894	1,423

	(20,392)	(13,107)	(3,546)	(4,611)

GENERAL AND ADMINISTRATIVE EXPENSES (2)	(4,305)	(3,847)	(1,421)	(1,435)

OPERATING LOSS	(21,118)	(16,954)	(2,848)	(6,046)
FINANCIAL INCOME – NET	648	450	374	152

NET LOSS FOR THE PERIOD	$(20,470)	$(16,504)	$(2,474)	$(5,894)

NET LOSS PER SHARE OF COMMON STOCK – BASIC AND DILUTED:	$0.25	$0.22	$0.03	$0.08

WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK USED IN COMPUTING LOSS PER SHARE:
Basic and diluted	80,879,843	76,236,399	80,914,930	76,564,441

(1) Includes share-based compensation	431	1,026	213	363

(2) Includes share-based compensation	456	976	142	475

The accompanying notes are an integral part of the condensed consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(CAPITAL DEFICIENCY)
(U.S. dollars in thousands, except share data)

			Additional
	Common	Common	paid–in	Accumulated
	Stock (1)	Stock*	capital	deficit	Total
	Number	Amount
Balance at December 31, 2008	75,938,059	$76	$119,281	$(75,010)	$44,347
Changes during the nine month period ended September 30, 2009 (Unaudited):
Share-based compensation	—		2,002		2,002
Exercise of options granted to employees (includes Net Exercise)	745,004	1	231		232
Net loss for the period				(16,504)	(16,504)

Balance at September 30, 2009 (Unaudited)	76,683,063	$77	$121,514	$(91,514)	$30,077

Balance at December 31, 2009	80,841,237	$81	$122,252	$(106,450)	$15,883
Changes during the nine month period ended September 30, 2010 (Unaudited):
Share-based compensation			$887	—	$887
Exercise of options granted to employees (includes Net Exercise)	172,300	*	159	—	159
Net loss for the period		—	—	(20,470)	(20,470)

Balance at September 30, 2010 (Unaudited)	81,013,537	$81	$123,298	$(126,920)	$(3,541)

(1)	Common Stock, $0.001 par value; Authorized – as of September 30, 2010 and September 30, 2009 — 150,000,000 shares.

*	Represents an amount less than $1.
The accompanying notes are an integral part of the condensed consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in thousands, except share data)
(Unaudited)

	Nine months ended
	September 30, 2010	September 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(20,470)	$(16,504)
Adjustments required to reconcile net loss to net cash provided by (used in) operating activities
Share based compensation	887	2,002
Depreciation of fixed assets	2,244	1,407
Financial expenses net (mainly exchange differences)	(331)	(164)
Changes in accrued liability for employee rights upon retirement	330	195
Loss on amounts funded in respect of employee rights upon retirement	(16)	(59)
Loss on sale of fixed assets	11	10
Changes in operating assets and liabilities:
Decrease in deferred revenues (including non-current portion)	(3,422)
Increase in accounts receivable	(6,702)	(1,724)
Increase in Inventories	(5,097)
Increase in accounts payable, accruals other long-term liabilities	2,133	171

Net cash used in operating activities	$(30,433)	$(14,666)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	$(6,816)	$(5,648)
Proceeds from sale of property and equipment		75
Amounts funded in respect of employee rights upon retirement, net	(101)	(60)

Net cash used in investing activities	$(6,917)	$(5,633)

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of options	$159	$200

Net cash provided by financing activities	$159	$200

EFFECT OF EXCHANGE RATE CHANGES ON CASH	$326	$113

NET DECREASE IN CASH AND CASH EQUIVALENTS	(36,865)	(19,986)
BALANCE OF CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	81,266	42,596

BALANCE OF CASH AND CASH EQUIVALENTS AT END OF PERIOD	$44,401	$22,610

The accompanying notes are an integral part of the condensed consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in thousands)
(Unaudited)
(Continued) — 2

	Nine months ended
	September 30, 2010	September 30, 2009
SUPPLEMENTARY INFORMATION ON INVESTING AND FINANCING ACTIVITIES NOT INVOLVING CASH FLOWS:
Purchase of property and equipment	$1,268	$2,047

Issuance cost not yet paid and accruals – other	$5	$5

Exercise of options granted to employees		$32

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

On July 13, 2010 the French regulatory authority granted an Autorisation Temporaire d’Utilisation (“ATU”), or Temporary Authorization for Use, for taliglucerase alfa for the treatment of Gaucher disease. An ATU is the regulatory mechanism used by the French Health Products and Safety Agency to make non-approved drugs available to patients in France when a genuine public health need exists. This ATU allows patients with Gaucher disease in France to receive treatment with taliglucerase alfa before marketing authorization for the product is granted in the European Union. Payment for taliglucerase alfa has been secured through government allocations to hospitals.

On August 10, 2010, Pfizer entered into a $30 million short-term supply agreement with the Ministry of Health of Brazil pursuant to which the Company and Pfizer will provide taliglucerase alfa to Gaucher disease patients in such country.

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

The Company has evaluated events through the date of issuance of the financial statements. See Note 4.
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

PROTALIX BIOTHERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share data)
(Unaudited)
NOTE 1 — SIGNIFICANT ACCOUNTING POLICIES (Continued):
c.	Inventories

Inventories are valued at the lower of cost or market. Cost of raw and packaging materials and purchased products is determined using the “moving average” basis. Cost of finished products and products in process is determined as follows: the value of the raw and packaging materials component is determined primarily on a using the moving average” basis; the value of the labor and overhead component is determined on an average basis over the production period.

d.	Revenue Recognition

The Company recognizes revenue when the earnings process is complete, which is when revenue is realized or realizable and earned, there is persuasive evidence a revenue arrangement exists, delivery of goods or services has occurred, the sales price is fixed or determinable and collectability is reasonably assured.
1.	Revenues from the license and supply agreement with Pfizer

The Company earns revenue under collaboration agreements with third parties to develop and produce drug candidates. The Company recognizes revenue and milestone payments in accordance with guidance regarding revenue recognition and accounting for revenue arrangements with multiple deliverables. Pursuant to this guidance, the Company determines whether an arrangement involves multiple revenue-generating deliverables that should be accounted for as a combined unit of accounting or separate units of accounting for revenue recognition purposes. If it is determined that there are multiple units of accounting, the consideration from the arrangement is allocated among the separate units based on a relative fair value allocation. If the arrangement represents a single unit of accounting, the revenue is recognized over the performance obligation period. Non-refundable, up-front license payments, where continuing involvement is required of the Company, are deferred and recognized over the related performance period. The Company estimates its performance period based on the specific terms of each collaboration agreement and adjusts the performance periods, if appropriate, based on the applicable facts and circumstances.

2.	Company’s share in the collaboration agreement

Under the terms and conditions of the Pfizer Agreement, the Company is entitled to 40% of the profits or loss from sales of taliglucerase alfa, and related expenses incurred, under the Pfizer Agreement. The Company recognizes its share of net profit or loss from the Pfizer Agreement based on reports it receives from Pfizer summarizing the results of the collaborative activities under the agreement for the applicable period. Under the terms of the Pfizer Agreement, for its subsidiaries operating outside the United States, financial information is included based on the fiscal year ending November 30, while financial information for the U.S. entity is included based on the fiscal year ending December 31.

3.	Revenues from selling products to Pfizer

The Company recognizes revenues received from products sold to Pfizer at the time the Company delivers the product to Pfizer. The revenues represent the Company’s cost with respect to the products.

PROTALIX BIOTHERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share data)
(Unaudited)
NOTE 1 — SIGNIFICANT ACCOUNTING POLICIES (Continued):
e.	Research and Development Costs

Reimbursements received from Pfizer and other research foundations are recognized when the reimbursements become receivable provided there is reasonable assurance that the Company will comply with the conditions attached to the reimbursements and there is reasonable assurance the reimbursements will be received. The reimbursements are deducted from the related research and development expenses as the applicable costs are incurred.

f.	Net loss per share

Basic and diluted loss per share (“LPS”) are computed by dividing net loss by the weighted average number of shares of the Company’s common stock, par value $.001 per share (the “Common Stock”), outstanding for each period.

Shares of Common Stock underlying outstanding options of the Company were not included in the calculation of diluted LPS because the effect would be anti-dilutive.

Diluted LPS does not include options in the amount of 11,364,973 and 7,729,307shares of Common Stock for the nine months ended September 30, 2009 and 2010, respectively, and 11,127,112 and 7,954,811 shares of Common Stock for the three months ended September 30, 2009 and 2010, respectively.

g.	Newly Issued Accounting Pronouncements

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

h.	Reclassifications

Certain figures in respect of prior quarters have been reclassified to conform to the current year presentation.

PROTALIX BIOTHERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share data)
(Unaudited)
NOTE 2 — INVENTORIES
     Inventory at September 30, 2010 consisted of the following:

September 30, 2010
Raw materials	$1,720
Work in process	2,366
Finished goods	1,011

Total inventory	$5,097

NOTE 3 — STOCK TRANSACTIONS
a.	During the nine months ended September 30, 2010, the Company issued a total of 172,300 shares of Common Stock in connection with the exercise of a total of 186,605 options by certain employees of the Company. The Company received aggregate cash proceeds equal to approximately $159 in connection with such exercises, and 20,312 of the options were exercised on a “net exercise” basis.

b.	On February 7, 2010, the Company’s Board of Directors approved the grant of options to purchase 160,000 shares of Common Stock to a new executive officer of the Company with an exercise price equal to $6.81 per share. The options vest over a four-year period, with the first 25% to vest on the first anniversary of the date of the grant and the remaining 75% in equal tranches on a quarterly basis for three years thereafter. The options are exercisable over a 10-year period commencing on the date of grant. The Company estimated the fair value of the options on the date of grant using the Black-Scholes option-pricing model to be approximately $740 based on the following weighted average assumptions: dividend yield of 0% for all years; expected volatility of 76.02%; risk-free interest rates of 2.96%; and expected life of six years.

c.	In February 2010, the Company’s Board of Directors approved the grant of options to purchase 1,016,000 shares of Common Stock, in the aggregate, to certain officers and employees of the Company with an exercise price equal to $6.90 per share. The options vest quarterly over three years, commencing after the FDA’s approval of taliglucerase alfa, if at all. The options are exercisable over a 10-year period commencing on the date of grant. The Company estimated the fair value of the options on the date of grant using the Black-Scholes option-pricing model to be approximately $5,700, based on the following weighted average assumptions: dividend yield of 0% for all years; expected volatility of 75.74%; risk-free interest rates of 3.69%; and expected life of 10 years. The Company will start charging these expenses following the FDA’s approval of taliglucerase alfa, if at all.

d.	In September 2010, the Company’s Board of Directors approved the grant of options to purchase 160,000 shares of Common Stock to a new executive officer of the Company with an exercise price equal to $7.55 per share and options to purchase 40,000 shares of Common Stock to a new employee of the Company with an exercise price equal to $6.32 per share. The options vest over a four-year period, with the first 25% to vest on the first anniversary of the applicable date of the grant and the remaining 75% in equal tranches on a quarterly basis for three years thereafter. The options are exercisable over a 10-year period commencing on the applicable date of grant. The Company estimated the fair value of the options on the date of grant using the Black-Scholes option-pricing model to be approximately $987 based on the following weighted average assumptions: dividend yield of 0% for all years; expected volatility of 73%; risk-free interest rates of 1.68%; and expected life of six years.

PROTALIX BIOTHERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share data)
(Unaudited)
NOTE 3 — STOCK TRANSACTIONS (Continued):
e.	In September 2010, the Company’s Board of Directors modified the terms of the options previously granted to an executive in 2001, by extending the life of the options until 2021. At the date of modification, all of the options were fully vested. The Company concluded that there was no incremental increase in the value of the awards and therefore no accounting charges need to be recorded in connection with the modifications.
NOTE 4 — SUBSEQUENT EVENTS
a.	During October 2010, the Company issued a total of 198,181 shares of Common Stock in connection with the exercise of options to purchase 205,950 shares of Common Stock by certain officers and employees of the Company. The Company received aggregate cash proceeds equal to approximately $279 in connection with the exercise of 128,181 options and 77,769 of such options were exercised on a “net-exercise” basis.

b.	In November 2010, the Company’s Board of Directors approved the grant of options to purchase 68,000 shares of Common Stock to a new executive officer of the Company with an exercise price equal to $9.66 per share. The options vest over a four-year period, with the first 25% to vest on the first anniversary of the applicable date of the grant and the remaining 75% in equal tranches on a quarterly basis for three years thereafter. The options are exercisable over a 10-year period commencing on the applicable date of grant. The Company estimated the fair value of the options on the date of grant using the Black-Scholes option-pricing model to be approximately $421 based on the following weighted average assumptions: dividend yield of 0% for all years; expected volatility of 72%; risk-free interest rates of 1.54%; and expected life of six years.

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
     On July 13, 2010, we announced that the French regulatory authority has granted an Autorisation Temporaire d’Utilisation (ATU), or Temporary Authorization for Use, for taliglucerase alfa for the treatment of Gaucher disease. An ATU is the regulatory mechanism used by the French Health Products and Safety Agency to make non-approved drugs available to patients in France when a genuine public health need exists. This ATU allows patients with Gaucher disease in France to receive treatment with taliglucerase alfa before marketing authorization for the product is granted in the European Union. Payment for taliglucerase alfa has been secured through government allocations to hospitals.
     On August 10, 2010, Pfizer entered into a $30 million short-term supply agreement with the ministry of health of a Latin American country pursuant to which we and Pfizer will provide taliglucerase alfa to Gaucher disease patients in such country.
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
     Our common stock has been listed for trade on the NYSE Amex (formerly, the American Stock Exchange), since March 12, 2007 and, since September 6, 2010, traded on the Tel Aviv Stock Exchange. Our business is conducted by our wholly-owned subsidiary, Protalix Ltd., which we acquired through a reverse merger transaction effective December 31, 2006. Since its inception in December 1993, Protalix Ltd. has generated significant losses in connection with its research and development, including the clinical development of taliglucerase alfa. Since we currently do not generate significant revenue from any of our product candidates, we expect to continue to generate losses over the next several years in connection with research and development activities relating to our pipeline of product candidates and the commercialization costs associated with the expected launch of taliglucerase alfa in

Israel. Such research and development activities are budgeted to expand over time and will require further resources if we are to be successful. As a result, we believe that our operating losses may be substantial over the next several years. We may need to obtain additional funds to continue the research and clinical development of our programs.
Critical Accounting Policies
     Our significant accounting policies are more fully described in Note 1 to our consolidated financial statements appearing in this Quarterly Report. We believe that the accounting policies are critical for one to fully understand and evaluate our financial condition and results of operations.
     The discussion and analysis of our financial condition and results of operations is based on our financial statements, which we prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses during the reporting periods. We evaluate such estimates and judgments, including those described in greater detail below, on an on-going basis. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
Results of Operations
Three months ended September 30, 2010 compared to the three months ended September 30, 2009
Revenues
     We recorded revenues of $3.2 million during the three months ended September 30, 2010. The revenues include the pro rata amortization of the $60.0 million upfront payment and $5.0 million milestone payment we received in connection with our license and supply agreement with Pfizer of $1.1 million. In addition, the revenues include approximately $2.1 million that represents the cost we incurred in connection with the taliglucerase alfa vials delivered to Pfizer under the Pfizer Agreement. No revenues were recorded during the three months ended September 30, 2009.
Our share in the collaboration agreement
     We recorded approximately $1.1 million of loss as our share in the collaboration under the Pfizer Agreement during the three months ended September 30, 2010. The share in the collaboration represents our 40% share of the collaboration’s profit and loss calculation. During the three months ended September 30, 2010, Pfizer’s revenue under the Pfizer Agreement resulted from the first shipment of taliglucerase alfa to France made pursuant to the ATU, with the associated operating costs. The associated costs are not allowed to exceed the higher of a certain fixed amount or a percentage of sales and our cost of goods sold, which also may not exceed a certain percentage of revenue. Under the terms of the Pfizer Agreement, for its subsidiaries operating outside the United States, financial information is included based on the fiscal year ending November 30, while financial information for the U.S. entity is included based on the fiscal year ending December 31. No company’s share in collaboration was recorded during the three months ended September 30, 2009.
Research and Development Expenses
     Research and development expenses were $4.4 million for the three months ended September 30, 2010, a decrease of $1.6 million, or 27.0%, from $6.0 million for the three months ended September 30, 2009. The decrease resulted primarily from our capitalization of certain expenses into approximately $5.1 million of inventory, which was recognized on September 30, 2010 for the first time. The decrease was partially offset as the result of the increased number of clinical sites and patients enrolled in our ongoing clinical trials during the three months ended September 30, 2010 when compared to the three months ended September 30, 2009, and to the increase in the number of projects we have initiated since the beginning of 2010. The decrease was partially offset by grants of $894,000 from the Office of the Chief Scientist of the Israeli Ministry of Industry, Trade and Labor, or the OCS, during the three months ended September 30, 2010, a decrease of approximately $529,000, or 38%, compared to grants equal to $1.4 million received from the OCS during the three months ended September 30, 2009.

     We expect research and development expenses to continue to be our primary expense until we receive regulatory approval of taliglucerase alfa from the FDA, if at all, and potentially thereafter.
General and Administrative Expenses
     General and administrative expenses were $1.4 million for the three months ended September 30, 2010, same as for the three months ended September 30, 2009.
Financial Expenses and Income
     Financial income was $374,000 for the three months ended September 30, 2010, compared to a financial income of $152,000 for the three months ended September 30, 2009, mainly due to higher cash balance during the three months ended September 30, 2010.
Nine months ended September 30, 2010 compared to the nine months ended September 30, 2009
Revenues
     We recorded revenues of $5.5 million during the nine months ended September 30, 2010. The revenues include the pro rata amortization of the $60.0 million upfront payment and $5.0 million milestone payment we received in connection with our license and supply agreement with Pfizer of approximately $3.4 million. In addition, the revenues include approximately $2.1 million that represents the cost we incurred in connection with the vials of taliglucerase alfa delivered to Pfizer under the Pfizer Agreement. No revenues were recorded during the nine months ended September 30, 2009.
Our share in the collaboration agreement
     We recorded approximately $1.9 million of loss as our share in the collaboration under the Pfizer Agreement during the nine months ended September 30, 2010. The share in the collaboration agreement represents our 40% share of the collaboration’s profit and loss calculation. During the nine months ended September 30, 2010, Pfizer’s revenue under the Pfizer Agreement resulted from the first shipment of taliglucerase alfa to France made pursuant to the ATU, with the associated operating costs. The associated costs are not allowed to exceed the higher of a certain fixed amount or a percentage of sales and our cost of goods sold, which also may not exceed a certain percentage of revenue. Under the terms of the Pfizer Agreement, for its subsidiaries operating outside the United States, financial information is included based on the fiscal year ending November 30, while financial information for the U.S. entity is included based on the fiscal year ending December 31. No company’s share in collaboration was recorded during the nine months ended September 30, 2009.
Research and Development Expenses
     Research and development expenses were $23.0 million for the nine months ended September 30, 2010, an increase of $5.7 million, or 32.9% from $17.3 million for the nine months ended September 30, 2009. The increase resulted from the increased number of clinical sites and patients enrolled in our ongoing clinical trials during 2010, when compared to 2009, and the increase in the number of projects we have initiated since the beginning of 2010. The increase was partially offset by the capitalization of certain expenses into approximately $5.1 million of inventory which was recognized on September 30, 2010 for the first time. The increase was also partially offset by grants of $2.6 million from the OCS during the nine months ended September 30, 2010, a decrease of approximately $1.6 million, or 38.1%, compared to grants equal to $4.2 million received from the OCS during the nine months ended September 30, 2009.
     We expect research and development expenses to continue to be our primary expense until we receive regulatory approval of taliglucerase alfa from the FDA, if at all, and potentially thereafter.
General and Administrative Expenses
     General and administrative expenses were $4.3 million for the nine months ended September 30, 2010, an increase of $458,000, or approximately 12.1%, from $3.8 million for the nine months ended September 30, 2009. The increase resulted primarily from an increase of $354,000 in salaries expense.

Financial Expenses and Income
     Financial income was $648,000 for the nine months ended September 30, 2010 compared to $450,000 for the nine months ended September 30, 2009, primarily the result of a higher cash balance during the nine months ended September 30, 2010.
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
     We believe that the funds currently available to us, as well as the funds we except to receive in connection with our anticipated share in profit from contracts and/or shipments of taliglucerase alfa already made and future milestone payments, will be sufficient to satisfy our capital needs for the foreseeable future.
Cash Flows
     Net cash used in operations was $30.4 million for the nine months ended September 30, 2010. The net loss for the nine months ended September 30, 2010 of $20.5 million increased primarily from an increase of $5.1 million in inventories and an increase of $6.7 million in accounts receivable, and a decrease of $3.4 million in deferred revenues, but partially offset by $2.2 million in depreciation and $2.1 million increase in accounts payable. Net cash used in investing activities for the nine months ended September 30, 2010 was $6.9 million and consisted primarily of purchases of property and equipment.
     Net cash used in operations was $14.7 million for the nine months ended September 30, 2009. The net loss for the nine months ended September 30, 2009 of $16.5 million was partially offset by $2.0 million of non-cash share-based compensation and $1.4 million of depreciation expense. In addition, net loss increased due to an increase of $1.7 million in accounts receivable. Net cash used in investing activities for the nine months ended September 30, 2009 was $5.6 million and consisted primarily of purchases of property and equipment. Net cash provided from financing activities for the nine months ended September 30, 2009 was approximately $200,000, consisting of exercise price paid in connection with certain exercise of stock options.
Future Funding Requirements
     Although we have begun to recognize revenues in connection with our licensing and supply agreement with Pfizer for taliglucerase alfa, we expect to continue to generate losses over the next several years in connection with research and development activities relating to our pipeline of product candidates and the commercialization costs associated with the expected launch of taliglucerase alfa in Israel. In addition, we are considering an expansion to our manufacturing facility to enhance the manufacturing capacity for taliglucerase alfa and/or for the manufacture of our product candidates, which would increase our capital expenditures significantly.
     We believe that the funds currently available to us, as well as the funds we except to receive in connection with our anticipated share in profit from contracts and/or shipments of taliglucerase alfa already made and future milestone payments, will be sufficient to satisfy our capital needs for the foreseeable future. We have based this estimate on assumptions that are subject to change and may prove to be wrong, and we may be required to use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials.
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
Effects of Inflation and Currency Fluctuations
     Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation has had a material effect on our results of operations during the nine months ended September 30, 2010 or the nine months ended September 30, 2009.
     Currency fluctuations could affect us by increased or decreased costs mainly for goods and services acquired outside of Israel. We do not believe currency fluctuations have had a material effect on our results of operations during the nine months ended September 30, 2010 or the nine months ended September 30, 2009.
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
Off-Balance Sheet Arrangements
     We have no off-balance sheet arrangements as of each of September 30, 2010 and September 30, 2009.

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

	Nine months ended		Year ended
	September 30,		December 31,
	2010	2009	2009
Average rate for period	3.7707	3.9885	3.933
Rate at period end	3.6650	3.7580	3.775
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
Changes in internal controls
     There were changes to our internal controls over financial reporting (as defined in Rules 13a-15f and 15d-15f under the Exchange Act) that occurred during the quarter ended September 30, 2010. The changes relate to the processes associated with the evaluation of our new revenue contracts and accounting for inventories.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     We are not involved in any material legal proceedings.
Item 1A. Risk Factors
     There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
     There were no unregistered sales of equity securities during the three months ended September 30, 2010.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. (Reserved and Removed)
Item 5. Other Information
     None.
Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Date	Filed Herewith
3.1	Amended and Restated Articles of Incorporation of the Company	S-4	333-48677	3.4	March 26, 1998

3.2	Article of Amendment to Articles of Incorporation dated June 9, 2006	8-A	001-33357	3.2	March 9, 2007

3.3	Article of Amendment to Articles of Incorporation dated December 13, 2006	8-A	001-33357	3.3	March 9, 2007

3.4	Article of Amendment to Articles of Incorporation dated December 26, 2006	8-A	001-33357	3.4	March 9, 2007

3.5	Article of Amendment to Articles of Incorporation dated February 26, 2007	8-A	001-33357	3.5	March 9, 2007

3.6	Amended and Restated Bylaws of the Company	10-Q	001-33357	3.6	August 8, 2008

10.1	Employment Agreement by and between Protalix Ltd., and Tzvi Palash dated as of August 29, 2010	8-K	001-33357	10.1	September 7, 2010

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Date	Filed Herewith
10.2†	License Agreement between Protalix Biotherapeutics Ltd. and Virginia Tech Intellectual Properties, Inc.					X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Certification of Chief Executive Officer					X

32.2	18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Certification of Chief Financial Officer					X

†	Portions of this exhibit were omitted and have been filed separately with the Secretary of the Securities and Exchange Commission pursuant to the Registrant’s application requesting confidential treatment under Rule 24b-2 of the Exchange Act.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROTALIX BIOTHERAPEUTICS, INC. (Registrant)
Date: November 8, 2010	By:	/s/ David Aviezer
David Aviezer, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: November 8, 2010	By:	/s/ Yossi Maimon
Yossi Maimon
Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)