Form 10-Q
period 2011-06-30
Protalix BioTherapeutics, Inc.
filed 2011-08-08
CIK 1006281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

+972-4-988-9488
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

On August 1, 2011, approximately 85,584,310 shares of the Registrant’s common stock, $0.001 par value, were outstanding.

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

Examples of the risks and uncertainties include, but are not limited to, the following:

•
delays in the FDA’s review of our response to the Complete Response Letter, or CRL, we received from the U.S. Food and Drug Administration, or FDA, relating to our New Drug Application (NDA) for taliglucerase alfa;

•
delays in the approval or the potential rejection of any applications we file with the FDA or other regulatory authorities, including, with respect to taliglucerase alfa, the NDA we filed with the FDA and comparable filings and submissions made with the Israeli Ministry of Health, or Israeli MOH, and the European Medicines Agency, or the EMA, the National Sanitary Vigilance Agency, an agency of the Brazilian Ministry of Health, or ANVISA and the Australian Ministry of Health.

•	the inherent risks and uncertainties in developing the types of drug platforms and products we are developing;
•	delays in our preparation and filing of applications for regulatory approval in the United States, the European Union, Israel, Brazil, Australia and elsewhere;
•	any lack of progress of our research and development (including the results of our clinical trials);
•
our ability to establish and maintain strategic license, collaboration and distribution arrangements and to manage our relationships with Pfizer Inc., or Pfizer, Teva Ltd. or with any other collaborator, distributor or partner;

•	our ability to obtain on a timely basis sufficient patient enrollment in our clinical trials;
•
the impact of development of competing therapies and/or technologies by other companies including risks relating to potential restrictions on the sale of some of our product candidates due to the orphan drug status that may be issued to competing products;

•	risks relating to biogeneric legislation and/or healthcare reform in the United States or elsewhere;
•	our ability to obtain additional financing required to fund our research programs and the expansion of our manufacturing capabilities;
•	the risk that we will not be able to develop a successful sales and marketing organization for taliglucerase alfa in Israel or for any other product candidate in a timely manner, if at all;
•	our ability to enter into supply arrangements with the Ministry of Health of Brazil or other parties and to supply drug product pursuant to such arrangements;
•	potential product liability risks, and risks of securing adequate levels of product liability and clinical trial insurance coverage;
•	the availability of reimbursement to patients from health care payors for any of our product candidates, if approved;
•	the possibility of infringing a third party’s patents or other intellectual property rights;
•	the uncertainty of obtaining patents covering our products and processes and in successfully enforcing our intellectual property rights against third parties; and

ii

•
the possible disruption of our operations due to terrorist activities and armed conflict, including as a result of the disruption of the operations of regulatory authorities, our subsidiaries, our manufacturing facilities and our customers, suppliers, distributors, collaborative partners, licensees and clinical trial sites.

In February 2011, we received a CRL from the FDA regarding our NDA for taliglucerase alfa for the treatment of Gaucher disease.  The main questions raised by the FDA regarding the NDA relate to the clinical and CMC sections.  In the clinical section of the CRL, the FDA requested additional data from each of the switchover trial and the long-term extension trial.  In the CMC section of the CRL, the FDA requested information regarding testing specifications and assay validation.  The FDA did not request additional clinical studies in the CRL.  We met with the FDA in May 2011 to clarify the FDA’s requests and in August 2011 we submitted our reply to the CRL.  Although we believe that we have addressed all the requests that were outlined by the FDA in the CRL, the FDA may ultimately reject the NDA filing, or fail to approve the NDA in a timely manner, which would have a material adverse effect on our business, financial condition and results of operations.  In addition, our resubmission in response to the CRL may result in a longer review time by the FDA and potentially a longer delay in the approval of taliglucerase alfa, if at all, which would have a material adverse effect on our business, financial condition and results of operations.

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

iii

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

PROTALIX BIOTHERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. dollars in thousands, except share data)

	June 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$44,054	$35,900
Accounts receivable:
Trade	1,720	7,013
Other	4,884	2,231
Inventories	537	1,189
Total current assets	51,195	46,333
LONG-TERM RECEIVABLES:
Funds in respect of employee rights upon retirement	1,075	942
Deferred costs	674
Total Long Term Receivables	1,749	942
PROPERTY AND EQUIPMENT, NET	18,944	17,454
Total assets	$71,888	$64,729

LIABILITIES NET OF CAPITAL DEFICIENCY
CURRENT LIABILITIES:
Accounts payable and accruals:
Trade	$5,847	$6,272
Other	8,289	8,068
Deferred revenues	6,146	4,563
Total current liabilities	20,282	18,903

LONG-TERM LIABILITIES:
Deferred revenues	54,052	55,486
Long term payable	4,452
Liability for employee rights upon retirement	1,805	1,663
Total long term liabilities	60,309	57,149
Total liabilities	80,591	76,052
COMMITMENTS
CAPITAL DEFICIENCY	(8,703)	(11,323)
Total liabilities net of capital deficiency	$71,888	$64,729

The accompanying notes are an integral part of the condensed consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(U.S. dollars in thousands, except share data)
(Unaudited)

	Six Months Ended		Three Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010

REVENUES	$4,892	$2,282	$764	$1,141
COMPANY’S SHARE IN COLLABORATION AGREEMENT	(3,510)	(822)	(5,382)	(528)
COST OF REVENUES	(910)	-	(132)	-
GROSS PROFIT (LOSS)	472	1,460	(4,750)	613
RESEARCH AND DEVELOPMENT EXPENSES (1)	(19,331)	(19,325)	(8,768)	(10,347)
less – grants and reimbursements	3,741	2,479	1,449	849
RESEARCH AND DEVELOPMENT EXPENSES, NET	(15,590)	(16,846)	(7,319)	(9,498)
GENERAL AND ADMINISTRATIVE EXPENSES (2)	(3,788)	(2,884)	(1,799)	(1,265)
OPERATING LOSS	(18,906)	(18,270)	(13,868)	(10,150)
FINANCIAL INCOME – NET	165	274	179	109
NET LOSS FOR THE PERIOD	$(18,741)	$(17,996)	$(13,689)	$(10,041)

NET LOSS PER SHARE OF COMMON STOCK – BASIC AND DILUTED:	$0.22	$0.22	$0.16	$0.12
WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK USED IN COMPUTING LOSS PER SHARE:
Basic and diluted	83,686,094	80,861,857	85,579,534	80,872,940
___________________________________
(1) Includes share-based compensation	256	218	152	97
(2) Includes share-based compensation	265	314	127	151

The accompanying notes are an integral part of the condensed consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(CAPITAL DEFICIENCY)
(U.S. dollars in thousands, except share data)

			Additional
	Common	Common	paid–in	Accumulated
	Stock (1)	Stock	capital	deficit	Total
	Number	Amount

Balance at December 31, 2009	80,841,237	$81	$122,252	$(106,450)	$15,883
Changes during the six month period ended June 30, 2010 (Unaudited):
Share-based compensation			$532		$532
Exercise of options granted to employees (includes Net Exercise)	39,900	*	27		27
Net loss for the period				(17,996)	(17,996)
Balance at June 30, 2010 (Unaudited)	80,881,137	$81	$122,811	$(124,446)	$(1,554)

Balance at December 31, 2010	81,248,472	$81	$124,044	$(135,448)	$(11,323)
Changes during the six month period ended June 30, 2011 (Unaudited):
Common stock issued for cash (net of issuance costs of $1,410) (see note 3a)	4,000,000	4	20,586		20,590
Share-based compensation			$521		$521
Exercise of options granted to employees and non-employees (includes Net Exercise)	333,272	1	249		250
Net loss for the period				(18,741)	(18,741)
Balance at June 30, 2011 (Unaudited)	85,581,744	$86	$145,400	$(154,189)	$(8,703)

(1)	Common Stock, $0.001 par value; Authorized – as of June 30, 2011, December 31, 2010 and June 30, 2010 - 150,000,000 shares.
*	Represents an amount less than $1.

The accompanying notes are an integral part of the condensed consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in thousands, except share data)
(Unaudited)

	Six Months Ended
	June 30, 2011	June 30, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(18,741)	$(17,996)
Adjustments required to reconcile net loss to net cash used in operating activities
Share based compensation	521	532
Depreciation and impairment of fixed assets	1,801	1,455
Financial expenses, net (mainly exchange differences)	(73)	(27)
Changes in accrued liability for employee rights upon retirement	77	271
Gain on amounts funded in respect of employee rights upon retirement	(16)	(4)
Gain on sale of fixed assets	-	8
Changes in operating assets and liabilities:
Increase (decrease) in deferred revenues	149	(2,282)
Decrease in inventories	652	-
Decrease (increase) in accounts receivable	2,049	(1,703)
Increase (decrease) in accounts payable and accruals	4,770	(1,007)
Net cash used in operating activities	$(8,811)	$(20,753)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	$(4,016)	$(5,473)
Amounts funded in respect of employee rights upon retirement, net	(77)	(60)
Net cash used in investing activities	$(4,093)	$(5,533)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of shares, net of issuance cost	20,650	-
Exercise of options	$259	$27
Net cash provided by financing activities	$20,909	$27

EFFECT OF EXCHANGE RATE CHANGES ON CASH	$149	$(46)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	8,154	(26,305)
BALANCE OF CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	35,900	81,266
BALANCE OF CASH AND CASH EQUIVALENTS AT END OF PERIOD	$44,054	$54,961

The accompanying notes are an integral part of the condensed consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in thousands, except share data)
(Unaudited)

(Continued) - 2

	Six Months Ended
	June 30, 2011	June 30, 2010
SUPPLEMENTARY INFORMATION ON INVESTING AND FINANCING ACTIVITIES NOT INVOLVING CASH FLOWS:
Purchase of property and equipment	$1,995	$712
Issuance cost not yet paid and accruals – other	$60	$5

The accompanying notes are an integral part of the condensed consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share data)
(Unaudited)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

a.	General

1.	Operation

Protalix BioTherapeutics, Inc. and its wholly-owned subsidiary, Protalix Ltd. (collectively, the “Company”), are biopharmaceutical companies focused on the development and commercialization of recombinant therapeutic proteins based on the Company’s proprietary ProCellExtm protein expression system (“ProCellEx”).  In September 2009, the Company formed another wholly-owned subsidiary under the laws of the Netherlands in connection with the EMEA application process in Europe.  The Company’s subsidiaries are referred to collectively herein as the “Subsidiaries.”  The Company’s lead product development candidate is taliglucerase alfa for the treatment of Gaucher disease which the Company is developing using ProCellEx.  In addition to taliglucerase alfa, the Company is developing other certain products using ProCellEx.

In September 2009, the Company successfully completed its phase III pivotal trial of taliglucerase alfa.  In July 2010, the U.S. Food and Drug Administration (“FDA”) notified the Company that it had accepted for review the Company’s new drug application (NDA) for taliglucerase alfa for the treatment of Gaucher disease and that it granted to taliglucerase alfa a Prescription Drug User Fee Act (PDUFA) action date of February 25, 2011.  On February 25, 2011, the FDA issued a Complete Response Letter (a “CRL”) indicating that the review is completed and questions remain that preclude the approval of the NDA for taliglucerase alfa in its current form.  In August 2011, the Company submitted its reply to the CRL.

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

On July 13, 2010, the French regulatory authority granted an Autorisation Temporaire d’Utilisation (“ATU”), or Temporary Authorization for Use, for taliglucerase alfa for the treatment of Gaucher disease.  The ATU allows Gaucher disease patients in France to receive treatment with taliglucerase alfa before marketing authorization for the product is granted in the European Union.

On August 10, 2010, Pfizer entered into a $30 million short-term supply agreement with the Ministry of Health of Brazil pursuant to which the Company and Pfizer have provided taliglucerase alfa to the Ministry of Health of Brazil for the treatment of Gaucher disease patients.  During the first quarter of 2011, the Company and Pfizer supplied the remaining products deliverable under the short-term supply agreement.  During the second quarter of 2011 Pfizer recorded an allowance for sales return in connection with such agreement because the Ministry of Health of Brazil requested that Pfizer consider the replacement of certain vials that might expire during 2012.  Revenue, net of allowance for sales return, generated from the Ministry of Health of Brazil was recorded by Pfizer and the Company recorded its share, in accordance with the terms and conditions of the Pfizer Agreement.

PROTALIX BIOTHERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share data)
(Unaudited)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (Continued):

2.	Liquidity and Financial Resources

Successful completion of the Company’s development programs and its transition to operations is dependent upon obtaining necessary regulatory approvals from the FDA prior to selling its products within the United States, and foreign regulatory approvals must be obtained to sell its products internationally.  There can be no assurance that the Company will receive regulatory approval of any of its product candidates, and a substantial amount of time may pass before the Company achieves a level of revenues adequate to support its operations, if at all.  The Company also expects to incur substantial expenditures in connection with the regulatory approval process for each of its product candidates during the developmental period.

Based on its current balance of cash and cash equivalents the Company believes it should be able to maintain its current planned development activities and the corresponding level of expenditures for approximately the next 15 months, although no assurance can be given that the Company will not need additional funds prior to such time.  The Company may need to seek additional financing during the next 15 months if there are unexpected increases expenses or other capital needs.

b.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information.  Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements.  In the opinion of management, all adjustments (of a normal recurring nature) considered necessary for a fair statement of the results for the interim periods presented have been included.  Operating results for the interim period are not necessarily indicative of the results that may be expected for the full year.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2010, filed by the Company with the Securities and Exchange Commission.  The comparative balance sheet at December 31, 2010 has been derived from the audited financial statements at that date.

c.	Net loss per share

Basic and diluted loss per share (“LPS”) are computed by dividing net loss by the weighted average number of shares of the Company’s common stock, par value $.001 per share (the “Common Stock”) outstanding for each period.

Diluted LPS does not include options of the Company in the amount of 7,604,195 and 7,537,094 shares of Common Stock for the six months ended June 30, 2010 and 2011, respectively, and 7,930,824 and 7,435,271 shares of Common Stock for the three months ended June 30, 2010 and 2011, respectively, because the effect would be anti-dilutive.

d.	Reclassifications

Certain comparative figures have been reclassified to conform to the current period presentation.

PROTALIX BIOTHERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share data)
(Unaudited)

NOTE 2 - INVENTORIES

a.	Inventory as of June 30, 2011 and December 31, 2010 consisted of the following:

	June 30, 2011	December 31, 2010
Raw materials	$446	$553
Finished goods	91	636
	$537	$1,189

b.	During the 6 months ended June 30, 2011, the Company recorded a $272 write-down of inventory under cost of revenues.

NOTE 3 - STOCK TRANSACTIONS

a.
On March 23, 2011, the Company issued and sold 4,000,000 shares of Common Stock in an underwritten public offering at a price to the public of $5.50 per share.  The net proceeds to the Company were approximately $20,590 (net of underwriting commissions and issuance costs of $1,410).

b.
During the six months ended June 30, 2011, the Company issued a total of 333,272 shares of Common Stock in connection with the exercise of a total of 333,272 options by certain employees and non-employees of the Company.  The Company received aggregate cash proceeds equal to approximately $250 in connection with such exercises.

NOTE 4 - SUBSEQUENT EVENTS

During July 2011, the Company issued a total of approximately 2,566 shares of Common Stock in connection with the exercise of options to purchase approximately 2,566 shares of Common Stock by certain employees of the Company.  The aggregate cash proceeds in connection with the exercise of these options are equal to $2.

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

Our lead product development candidate is taliglucerase alfa for the treatment of Gaucher disease, which we are developing using our ProCellEx protein expression system.  On December 9, 2009, we filed a New Drug Application (NDA) for taliglucerase alfa with the FDA, and in July 2010, we received notification from the FDA that it had accepted the filing of our NDA and assigned taliglucerase alfa a Prescription Drug User Fee Act (PDUFA) date of February 25, 2011.  On February 25, 2011, the FDA issued a Complete Response Letter, or a CRL, indicating that the review is completed and questions remain that preclude the approval of the NDA for taliglucerase alfa in its current form.  The main questions raised by the FDA regarding the NDA relate to the clinical and chemistry, manufacturing and controls (CMC) sections.  In the clinical section of the CRL, the FDA requested additional data from our ongoing switchover trial and our long-term extension trial.  At the time the NDA was submitted, full data from these trials was not available.  In the CMC section of the CRL, the FDA requested information regarding testing specifications and assay validation.  The FDA did not request additional clinical studies in the CRL.  We met with the FDA in May 2011 to clarify the FDA’s requests, and in July 2011 we submitted our reply to the CRL.  In addition to the NDA, in November 2010 we submitted a marketing application with respect to taliglucerase alfa to the Israeli Ministry of Health, or the Israeli MOH.  We have also submitted a Marketing Authorization Application (MAA) to each Agency, or the EMEA, the National Sanitary Vigilance Agency, an agency of the Brazilian Ministry of Health, or ANVISA, and with the Australian Ministry of Health.

In February 2010, the Israeli MOH completed a successful good manufacturing practices, or GMP, audit of our manufacturing facilities in Carmiel, Israel.  The audit was performed as part of the Israeli MOH’s evaluation of our manufacturing process for taliglucerase alfa.  On February 20, 2011, we received a letter from the FDA notifying us that the FDA had completed its review of the Establishment Inspection Report in connection with the FDA’s inspection of our facility in Carmiel, Israel, and that the FDA had classified our facility as acceptable.  In June 2011, ANVISA completed a successful GMP audit of the facility and determined that the facility is acceptable.

In addition to the completed phase III clinical trial we completed in September 2009, we initiated a double-blind, follow-on extension study as part of the trial during the second quarter of 2008.  We also initiated a home care treatment program for patients enrolled in the extension study.  In December 2008, we initiated a nine-month, worldwide, multi-center, open-label, switch-over clinical study evaluating the safety and efficacy of switching Gaucher patients currently treated under the current standard of care to treatment with taliglucerase alfa.  Patients in these trials are still being treated with taliglucerase alfa.  The current standard of care for Gaucher patients is enzyme replacement therapy with Cerezyme, which is produced by Genzyme Corporation and, until the recent approval of VPRIV by Shire plc in February 2010, was the only approved enzyme replacement therapy for Gaucher disease.  Enzyme replacement therapy is a medical treatment in which recombinant enzymes are infused into patients in whom the enzyme is lacking or dysfunctional.  Taliglucerase alfa has an amino acid, glycan and three-dimensional structure that is very similar to Cerezyme, which is a mammalian cell expressed version of the same protein.  We believe taliglucerase alfa may prove more cost-effective than the currently marketed alternatives due to the cost benefits of expression through our ProCellEx protein expression system.  Although the FDA did not originally require the switch-over study in the SPA as a prerequisite for approval of taliglucerase alfa, the FDA has now requested data from the switchover trial in the CRL.  In November 2010, we announced positive preliminary data from the first 15 patients that completed the switchover clinical study of taliglucerase alfa, and in July 2011 we announced final top line results from all 26 adult patients participating in the trial.  Only pediatric patient enrollment remains open for this study.  In December 2009, we filed a proposed pediatric investigation plan to the Pediatric Committee of the EMEA which was approved during the first quarter of 2010 and have since initiated the study and completed enrollment of all the naïve pediatric patients required according to the study protocol.

On November 30, 2009, Protalix Ltd., our wholly-owned subsidiary, and Pfizer Inc., or Pfizer, entered into an exclusive license and supply agreement, or the Pfizer agreement, pursuant to which Pfizer was granted an exclusive, worldwide license to develop and commercialize taliglucerase alfa.  Under the terms and conditions of the Pfizer agreement, Protalix Ltd. retained the right to commercialize taliglucerase alfa in Israel.  In connection with the execution of the Pfizer agreement, Pfizer made an upfront payment to Protalix Ltd. of $60.0 million in connection with the execution of the agreement and subsequently paid Protalix Ltd. an additional $5.0 million upon its filing of a proposed pediatric investigation plan to the Pediatric Committee of the EMEA.  Protalix Ltd. is also eligible to receive potential milestone payments totaling $50.0 million for the successful achievement of other regulatory milestones.  Pfizer and Protalix Ltd. will also share future revenues and expenses for the development and commercialization of taliglucerase alfa on a 60% and 40% basis, respectively, and have also agreed to a specific allocation of the responsibilities for the continued development efforts for taliglucerase alfa.

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

On August 10, 2010, Pfizer entered into a $30 million short-term supply agreement with the Ministry of Health of Brazil pursuant to which Protalix and Pfizer have provided taliglucerase alfa to the Ministry of Health of Brazil for the treatment of patients with Gaucher disease.  During the first quarter of 2011, we and Pfizer supplied the remaining products deliverable under the short-term supply agreement.  Revenue generated from the Ministry of Health of Brazil was recorded by Pfizer, and we recorded our share of the revenue in accordance with the terms and conditions of the Pfizer agreement.  During the second quarter of 2011, the Ministry of Health of Brazil requested that Pfizer consider the replacement of certain vials that might expire during 2012.  As a result, Pfizer recorded an allowance for sales return.  If and when such vials are replaced, revenues will be recorded upon the supply of the replaced vials and if it is determined that there is no longer a need for the replacement of vials, the allowance will be reversed and the revenues will be recognized accordingly.  In addition, we and the Ministry of Health of Brazil are in discussions relating to a possible long-term supply agreement that contemplates, among other matters, providing certain components of our manufacturing technology to the Ministry of Health of Brazil for implementation by it in Brazil.  We are currently unable to assess whether these discussions will result in an agreement and we can make no assurance that we will be able to enter into such an agreement on favorable terms, if at all.  In any event, we do not expect to enter into a long-term supply agreement with the Ministry of Health of Brazil until we receive marketing approval of taliglucerase alfa from the FDA or ANVISA, if at all.

In addition to taliglucerase alfa, we are developing an innovative product pipeline using our ProCellEx protein expression system.  Our product pipeline currently includes, among other candidates, (1) PRX-102, a therapeutic protein candidate for the treatment of Fabry disease, a rare, genetic lysosomal disorder in humans, (2) PRX-105, a plant cell expressed pegylated recombinant acetylcholinesterase product candidate for biodefense and other indications, (3) pr-antiTNF, a plant cell expressed recombinant fusion protein made from the soluble form of the human TNF receptor (TNFR) and an antibody portion, which is being developed as a treatment of certain immune diseases such as rheumatoid arthritis, juvenile idiopathic arthritis, ankylosing, spondylitis, psoriatic arthritis and plaque psoriasis, (4) an orally administrated glucocerebrosidase enzyme for treating Gaucher patients utilizing the oral delivery of the recombinant enzyme produced within carrot cells and (5) additional undisclosed therapeutic proteins, all of which are currently being evaluated in animal studies.  In March 2010, we initiated a preliminary phase I clinical trial of PRX-105 which we completed in June 2010.  We are currently preparing for further efficacy trials of this product candidate in larger animals.  In our preclinical studies we utilized an analogue to nerve gas.  However, we anticipate that we will use live nerve gas rather than an analogue in the proposed additional efficacy trials in animals.  In December 2010, we held a pre-investigational new drug, or IND, meeting with the FDA with respect to PRX-102.  We are currently conducting preclinical trials in small and large animals and we expect to submit an IND to the FDA before the end of the current year in connection with an anticipated phase I/II study of PRX-102 and to initiate the trial once the IND is approved, if at all.  We are also conducting pre clinical trials of our orally-administrated glucocerebrosidase enzyme for the treatment of Gaucher disease in small and large animals.

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

Results of Operations

Three months ended June 30, 2011 compared to the three months ended June 30, 2010

Revenues

We recorded revenues of $764,000 during the three months ended June 30, 2011 a decrease of $377,000, or 33%, from $1.1 million during the three months ended June 30, 2010.  The revenues represent the pro rata amortization of the $60.0 million upfront payment and $5.0 million milestone payment we received in connection with our license and supply agreement with Pfizer and products delivered to Pfizer under such agreement net of the allowance for sales return of taliglucerase alfa that Pfizer recorded in connection with the short term supply agreement between Pfizer and the Ministry of Health of Brazil.

Our share in the Collaboration Agreement

We recorded $5.4 million of loss as our share in the collaboration under the Pfizer agreement during the three months ended June 30, 2011 compared to $528,000 during the three months ended June 30, 2010.  Our share in the collaboration agreement for the three months ended June 30, 2011 resulted primarily from our 40% share of the allowance for sales return of taliglucerase alfa Pfizer recorded in connection with the short term supply agreement between Pfizer and the Ministry of Health of Brazil.  During the three months ended June 30, 2011, the Ministry of Health of Brazil requested that Pfizer consider the replacement of certain vials that might expire during 2012.  As a result, Pfizer recorded an allowance for sales return.  The allowance was partially offset by our share in the income generated through sale of taliglucerase alfa via the ATU program in France.  Under the terms and conditions of the Pfizer agreement, we record income or loss equal to 40% of the profit or loss realized from sales of taliglucerase alfa and related expenses incurred based on reports we receive from Pfizer summarizing the results of the collaborative activities under the Pfizer agreement for the applicable period.  Under the terms and conditions of the Pfizer agreement, financial information of Pfizer’s subsidiaries that operate outside the United States is included based on the fiscal year ending November 30, while financial information for the U.S. entity is included based on the fiscal year ending December 31.

Research and Development Expenses

Research and development expenses were $8.8 million for the three months ended June 30, 2011, a decrease of $1.6 million or 15%, from $10.3 million for the three months ended June 30, 2010.  The decrease resulted primarily from a decrease of $1.4 million in materials and consumables.  The decrease was partially offset by grants received from the Office of the Chief Scientist of the Israeli Ministry of Industry, Trade and Labor, the OCS, of approximately $816,000 and reimbursement for certain expenses in accordance with the terms and conditions of the Pfizer agreement of $633,000 during the three months ended June 30, 2011 compared to the grants of $480,000 from the OCS, and the reimbursement from Pfizer of $369,000 in connection with certain expenses incurred during the three months ended June 30, 2010.

We expect research and development expenses to continue to be our primary expense until we receive regulatory approval of taliglucerase alfa from the FDA, if at all, and potentially thereafter.

General and Administrative Expenses

General and administrative expenses were $1.8 million for the three months ended June 30, 2011, an increase of $534,000, or 42%, from $1.3 million for the three months ended June 30, 2010.  The increase resulted primarily from an increase of $299,000 in professional expenses and an increase of $169,000 in salaries expense.

Financial Expenses and Income

Financial income was $179,000 for the three months ended June 30, 2011, compared to financial income of $109,000 for the three months ended June 30, 2010.

Six months ended June 30, 2011 compared to the six months ended June 30, 2010

Revenues

We recorded revenues of $4.9 million during the six months ended June 30, 2011, an increase of $2.6 million, or 114%, from $2.3 million during the six months ended June 30, 2010.  The revenues represent the pro rata amortization of the $60.0 million upfront payment and $5.0 million milestone payment we received in connection with our license and supply agreement with Pfizer, and products delivered to Pfizer under such agreement.  The increase resulted from the fact that no products were delivered during the six months ended June 30, 2010.

Our share in the Collaboration Agreement

We recorded $3.5 million of loss as our share in the collaboration under the Pfizer agreement during the six months ended June 30, 2011, compared to $822,000 during the six months ended June 30, 2010. Our share in the collaboration's loss for the six months ended June 30, 2011 resulted primarily from our 40% share of the allowance for sales return of taliglucerase alfa Pfizer recorded in connection with the short term supply agreement between Pfizer and the Ministry of Health of Brazil. During the three months ended June 30, 2011, the Ministry of Health of Brazil requested that Pfizer consider the replacement of certain vials that might expire during 2012. As a result, Pfizer recorded an allowance for sales return. The allowance was partially offset by our share in the income generated through sale of taliglucerase alfa via the ATU program in France. Under the terms and conditions of the Pfizer agreement, we record income or loss equal to 40% of the profit or loss realized from sales of taliglucerase alfa and related expenses incurred based on reports we receive from Pfizer summarizing the results of the collaborative activities under the Pfizer agreement for the applicable period. Under the terms and conditions of the Pfizer agreement, financial information of Pfizer’s subsidiaries that operate outside the United States is included based on the fiscal year ending November 30, while financial information for the U.S. entity is included based on the fiscal year ending December 31.

Research and Development Expenses

Research and development expenses were $19.3 million for the six months ended June 30, 2011 and the six months ended June 30, 2010.  The research and development expenses were partially offset by grants received from the OCS of approximately $1.7 million and reimbursement for certain expenses in accordance with the terms and conditions of the Pfizer agreement of $2.0 million during the six months ended June 30, 2011 compared to the grants of $1.7 million from the OCS, and the reimbursement from Pfizer of $733,000 in connection with certain expenses incurred during the six months ended June 30, 2010.

We expect research and development expenses to continue to be our primary expense until we receive regulatory approval of taliglucerase alfa from the FDA, if at all, and potentially thereafter.

General and Administrative Expenses

General and administrative expenses were $3.8 million for the six months ended June 30, 2011, an increase of $904,000, or approximately 31%, from $2.9 million for the six months ended June 30, 2010.  The increase resulted primarily from an increase of $316,000 in salaries expense and an increase of $487,000 in professional fees.

Financial Expenses and Income

Financial income was $165,000 for the six months ended June 30, 2011, a decrease of $109,000, or 40%, from $274,000 for the six months ended June 30, 2010.

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

Cash Flows

Net cash used in operations was $8.8 million for the six months ended June 30, 2011.  The net loss for the six months ended June 30, 2011 of $18.7 million decreased mainly due to a decrease of $2.0 million in accounts receivable and an increase in accounts payable and accruals of $4.8 million and $1.8 million in depreciation.  Net cash used in investing activities for the six months ended June 30, 2011 was $4.1 million and consisted primarily of purchases of property and equipment.  Net cash provided from financing activities was $20.9 million mainly due to the underwritten public offering of our common stock.

Net cash used in operations was $20.8 million for the six months ended June 30, 2010.  The net loss for the six months ended June 30, 2010 of $18.0 million increased due to a decrease of $2.3 million in deferred revenues, an increase of $1.7 million in accounts receivable and a decrease in accounts payable and accruals of $1.0 million but partially offset by $1.5 million in depreciation.  Net cash used in investing activities for the six months ended June 30, 2010 was $5.5 million and consisted primarily of purchases of property and equipment.

Future Funding Requirements

We expect that our operating losses may continue to be substantial over the next several years.  However, we anticipate that we will generate revenues to offset any such losses upon the successful launch of taliglucerase alfa, if at all.  We expect to incur significant research and development expenses, including expenses related to the hiring of personnel and the advancement of the product candidates in our pipeline into clinical trials.  We expect that general and administrative expenses will increase as we expand our finance and administrative staff, add infrastructure and incur additional costs related to our preparation for the commercial phase for our lead product candidate, taliglucerase alfa.  In addition, we are working on the expansion of our manufacturing facility so that it will be capable of producing approximately half of the anticipated market demand for taliglucerase alfa, if approved.  The expansion will increase our capital expenditures significantly, and is estimated to cost approximately $25.0 million in total.

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

Effects of Inflation and Currency Fluctuations

Inflation generally affects us by increasing our cost of labor and clinical trial costs.  We do not believe that inflation has had a material effect on our results of operations during the six months ended June 30, 2011 or the six months ended June 30, 2010.

Currency fluctuations could affect us by increased or decreased costs mainly for goods and services acquired outside of Israel.  We do not believe currency fluctuations have had a material effect on our results of operations during the six months ended June 30, 2011 or the six months ended June 30, 2010.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of each of June 30, 2011 and June 30, 2010.

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

	Six months ended June 30,		Year ended December 31,
	2011	2010	2010
Average rate for period	3.5213	3.7589	3.733
Rate at period end	3.4150	3.8750	3.549

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

Changes in internal controls

There were no changes to our internal controls over financial reporting (as defined in Rules 13a-15f and 15d-15f under the Exchange Act) that occurred during the quarter ended June 30, 2011 that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

We are not involved in any material legal proceedings.

Item 1A.  Risk Factors

We describe certain risk factors below.  This description includes certain material changes to and supersedes the description of the risk factors related to regulatory matters disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Risks Related to Regulatory Matters

We are subject to extensive governmental regulation including the requirement of FDA approval or clearance before our drug candidates may be marketed.

Both before and after approval or clearance of our drug candidates, we, our drug candidates, our suppliers, our contract manufacturers and our contract testing laboratories are subject to extensive regulation by the FDA or comparable foreign regulatory authorities.  Failure to comply with applicable requirements of the FDA or comparable foreign regulatory authorities could result in, among other things, any of the following actions:

•	warning letters;

•	fines and other monetary penalties;

•	unanticipated expenditures;

•	delays in the FDA’s or other foreign regulatory authorities’ approving or clearing, or the refusal of any regulatory authority to approve or clear, any drug candidate;

•	product recall or seizure;

•	interruption of manufacturing or clinical trials;

•	operating restrictions;

•	injunctions; and

•	criminal prosecutions.

In addition to the approval and clearance requirements, other numerous and pervasive regulatory requirements apply, both before and after approval or clearance, to us, our drug candidates, and our suppliers, contract manufacturers, and contract laboratories.  These include requirements related to:

•	testing;

•	manufacturing;

•	quality control;

•	labeling;

•	advertising;

•	promotion;

•	distribution;

•	export;

•	reporting to the FDA certain adverse experiences associated with use of the drug candidate; and

•	obtaining additional approvals or clearances for certain modifications to the drug candidate or its labeling or claims.

We also are subject to inspection by the FDA to determine our compliance with regulatory requirements, as are our suppliers, contract manufacturers, and contract testing laboratories, and there can be no assurance that the FDA will not identify compliance issues that may disrupt production or distribution, or require substantial resources to correct.  As part of our Augment PMA review and approval process, FDA may conduct additional pre-market inspection of our headquarters and of our suppliers and subcontractors prior to approval of our PMA.  If the FDA identifies compliance issues during these inspections, then approval of our PMA could be significantly delayed or even denied.  We may be required to make modifications to our manufacturing operations in response to these inspections which may require significant resources and may have a material adverse effect upon our business, financial condition and results of operations.

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

Delays in the approval process for any drug candidate may have a material adverse effect upon our business, financial condition and results of operations.

We may not obtain the necessary U.S. or worldwide regulatory approvals to commercialize our drug candidates in a timely manner, if at all, which would have a material adverse effect on our business, financial condition and results of operations.

We need FDA approval to commercialize our drug candidates in the United States and approvals from foreign regulators to commercialize our drug candidates elsewhere.  In order to obtain FDA approval of any of our drug candidates, we must submit to the FDA an NDA or a Biologic License Application (BLA) demonstrating that the drug candidate is safe for humans and effective for its intended use.  This demonstration requires significant research and animal tests, which are referred to as preclinical studies, as well as human tests, which are referred to as clinical trials.  In the European Union, we must submit an MAA to the EMA.  Satisfaction of the FDA’s and foreign regulatory authorities’ regulatory requirements typically takes many years, depends upon the type, complexity and novelty of the drug candidate and requires substantial resources for research, development and testing.  In December 2009, we completed the filing of an NDA for taliglucerase alfa for the treatment of Gaucher disease and received a PDUFA date of February 25, 2011, and in November 2010, we submitted a marketing application to the Israeli MOH and an MAA to each of the EMA and ANVISA for taliglucerase alfa.

In February 2011, we received a CRL from the FDA regarding our NDA for taliglucerase alfa for the treatment of Gaucher disease.  The main questions raised by the FDA regarding the NDA relate to clinical and chemistry, manufacturing and controls (CMC).  In the clinical section of the CRL, the FDA requested additional data from the ongoing switchover trial and the long-term extension trial relating to taliglucerase alfa.  At the time the NDA was submitted, full data from these trials was not available.  In the CMC section of the CRL, the FDA requested information regarding testing specifications and assay validation.  The FDA did not request additional clinical studies in the CRL.  In May 2011, we had a meeting with the FDA to clarify the FDA’s requests and in July 2011, we submitted a reply to the CRL.  There can be no assurance that the FDA will not make any additional request regarding our NDA.  In the past, the FDA has made additional requests to other applicants after the delivery of a CRL.  Any additional requests from the FDA relating to the NDA may delay or preclude the FDA’s review of our reply to the CRL.  Even if we comply with all of the FDA’s requests in the CRL or otherwise, if any, the FDA may ultimately reject the NDA, or fail to approve the NDA in a timely manner, which would have a material adverse effect on our business, financial condition and results of operations.

Under FDA regulations, there are two forms of resubmission of an NDA after receipt of a CRL.  A class 1 resubmission of an NDA following receipt of a CRL starts a new two-month review cycle.  A class 2 resubmission of an NDA starts a new six-month review cycle.  At this time, we do not know how the FDA will classify our reply to the CRL.  If our reply is classified as a class 2 resubmission, the FDA’s review of the resubmission may result in a longer delay in the approval of taliglucerase alfa, if at all, which would have a material adverse effect on our business, financial condition and results of operations.

Even if we comply with all the requests of the FDA and comparable foreign authorities, the authorities may ultimately reject the NDA or other filing or submission we filed for taliglucerase alfa or one or more of the NDAs or other filings or submissions we file in the future, if any, or we might not obtain regulatory clearance in a timely manner for taliglucerase alfa or any of our other drug candidates.  Companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in advanced or late-stage clinical trials, even after obtaining promising earlier trial results or in preliminary findings or other comparable authorities for such clinical trials.  Further, even if favorable testing data is generated by the clinical trials of a drug candidate, the FDA, EMA or other regulatory authority may not accept or approve an NDA, MAA or other comparable submission, as applicable, filed by a pharmaceutical or biotechnology company for the drug candidate.  Failure to obtain approval of the FDA or comparable foreign authorities of any of our drug candidates in a timely manner, if at all, will severely undermine our business, financial condition and results of operation by reducing our potential marketable products and our ability to generate corresponding product revenues.

Our research and clinical efforts may not result in drugs that the FDA or foreign regulatory authorities consider safe for humans and effective for indicated uses, which would have a material adverse effect on our business, financial condition and results of operations.  After clinical trials are completed for any drug candidate, if at all, the FDA and foreign regulatory authorities have substantial discretion in the drug approval process of the drug candidate in their respective jurisdictions and may require us to conduct additional clinical testing or perform post-marketing studies which would cause us to incur additional costs.  Incurring such costs may have a material adverse effect on our business, financial condition and results of operations.

If we receive orphan drug designation for any of our drug candidates there can be no assurance that the drug will be able to obtain orphan drug market exclusivity.  If our competitors are able to obtain orphan drug exclusivity for any products that are competitive with our products, we may be precluded from selling or obtaining approval of our competing products by the applicable regulatory authorities for a significant period of time.

In the United States, orphan drug status may be designated for a drug that has the potential to treat a “rare disease or condition,” which generally is a disease or condition that affects fewer than 200,000 individuals within the United States.  Orphan drug designation does not convey an advantage in, or shorten the duration of, the review and approval process.  If a drug candidate which has orphan drug designation subsequently receives the first approval for the indication in a jurisdiction for which it has such designation, the drug candidate is entitled to orphan exclusivity in that jurisdiction, meaning that the applicable regulatory authority may not approve any other application to market the same drug for the same indication, except in very limited circumstances, for seven years.  There can be no assurance that a drug candidate that receives orphan drug designation will receive orphan drug marketing exclusivity.  More than one drug can have orphan designation for the same indication.  Foreign regulations regarding orphan drugs are similar to those in the United States but there are several conceptual differences.  For example, the exclusivity period in the EU is generally 10 years.  From time to time, we may apply to the FDA or any comparable foreign regulatory authority for orphan drug designation for any one or more of our drug candidates.  For example, in September 2009, the FDA’s Office of Orphan Product Development granted taliglucerase alfa Orphan Drug Status.  In January 2010, the Committee for Orphan Medicinal Products (COMP) of the EMA, after reviewing all relevant clinical data, recommended that the European Commission grant Orphan Drug designation to taliglucerase alfa for the treatment of Gaucher disease.  However, none of our other drug candidates have been designated as an orphan drug and there is no guarantee that the FDA will grant such designation in the future.  In addition, neither orphan drug designation nor orphan drug exclusivity prevents competitors from developing or marketing different drugs for that indication.  Even if we obtain orphan drug exclusivity for one or more indications for one of our drug candidates, we may not be able to maintain it.  For example, if a competitive product that is the same drug or biologic as our drug candidate is shown to be clinically superior to our product, any orphan drug exclusivity we may have obtained will not block the approval of that competitive product. Failure to obtain or maintain orphan drug exclusivity for certain drug candidates may have a material adverse effect on our business, financial condition and results of operation.  If another drug receives orphan drug exclusivity in any jurisdiction for an indication for a product that competes with one of the indications for one of our drug candidates, we may be prevented from marketing the drug candidate in the jurisdiction during the applicable exclusivity period which will have a material adverse effect on our business, financial condition and results of operation.

Clinical trials are very expensive, time-consuming and difficult to design and implement and may result in unforeseen costs which may have a material adverse effect on our business and results of operations.

Human clinical trials are very expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements.  The clinical trial process is also time-consuming.  Other than taliglucerase alfa and our acetylcholinesterase product, our drug candidates are in the preclinical studies or research stages.  Other, ongoing clinical trials of taliglucerase alfa and our acetylcholinesterase product, and anticipated clinical trials of our other potential drug candidates which have not yet been initiated, will take at least several years to complete.  Preliminary and initial results from a clinical trial do not necessarily predict final results, and failure can occur at any stage of the trials.  We may encounter problems that cause us to abandon or repeat preclinical studies or clinical trials.  Companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in advanced clinical trials, even after obtaining promising results in earlier trials.  Data obtained from tests are susceptible to varying interpretations which may delay, limit or prevent regulatory approval.  Failure or delay in the commencement or completion of our clinical trials may be caused by several factors, including:

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

We have only limited experience in regulatory affairs, and some of our drug candidates may be based on new technologies. These factors may affect our ability or the time we require to obtain necessary regulatory approvals.

We have only limited experience in filing and prosecuting the applications necessary to gain regulatory approvals for medical devices and drug candidates. Moreover, some of the drug candidates that are likely to result from our development programs may be based on new technologies that have not been extensively tested in humans. The regulatory requirements governing these types of drug candidates may be less well defined or more rigorous than for conventional products.  As a result, we may experience a longer regulatory process in connection with obtaining regulatory approvals of any products that we develop.

We may find it difficult to enroll patients in our clinical trials, which could cause significant delays in the completion of such trials or may cause us to abandon one or more clinical trials.

Many of the diseases or disorders that our drug candidates are intended to treat are relatively rare and we expect only a subset of the patients with these diseases to be eligible for our clinical trials.  Given that each of our drug candidates, other than taliglucerase alfa and our acetylcholinesterase product, is in the preclinical or research stages, we may not be able to initiate clinical trials for any of our drug candidates if we are unable to locate a sufficient number of eligible subjects to participate in the clinical trials required by the FDA and/or other foreign regulatory authorities.  The requirements of our clinical trials generally mandate that a patient cannot be involved in another clinical trial for the same indication.  We are aware that our competitors have ongoing clinical trials for products that are competitive with our drug candidates and subjects who would otherwise be eligible for our clinical trials may be involved in such testing, rendering them unavailable for testing of our drug candidates.  Our inability to enroll a sufficient number of patients for any of our current or future clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether, which will have a material adverse effect on our business, financial condition and results of operations.

Patients may discontinue their participation in our clinical trials, which may negatively impact the results of these studies and extend the timeline for completion of our development programs.

Patients enrolled in our clinical studies may discontinue their participation at any time during the study as a result of a number of factors, including withdrawing their consent or experiencing adverse clinical events, which may or may not be judged related to our drug candidates under evaluation.  If a large number of patients in any one of our studies discontinue their participation in the study, the results from that study may not be positive or may not support a filing for regulatory approval of the applicable drug candidate, which would have a material adverse effect on our business, financial condition and results of operations.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities during the three months ended June 30, 2011.

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

PROTALIX BIOTHERAPEUTICS, INC.
(Registrant)

Date: August 8, 2011	By:	/s/ David Aviezer
David Aviezer, Ph.D. President and Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2011	By:	/s/ Yossi Maimon
Yossi Maimon Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)