Form 10-Q
period 2011-09-30
Protalix BioTherapeutics, Inc.
filed 2011-11-07
CIK 1006281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

On November 1, 2011, approximately 85,623,627 shares of the Registrant’s common stock, $0.001 par value, were outstanding.

FORM 10-Q
TABLE OF CONTENTS

		Page

	PART I – FINANCIAL INFORMATION
	Cautionary Statement Regarding Forward-Looking Statements	ii
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets – As of September 30, 2011 (Unaudited) and December 31, 2010	1
	Condensed Consolidated Statements of Operations (Unaudited) – For the Nine Months and the Three Months Ended September 30, 2011 and 2010	2
	Condensed Consolidated Statement of Changes in Shareholders’ Equity (Capital Deficiency) (Unaudited) – For the Nine Months Ended September 30, 2011 and 2010	3
	Condensed Consolidated Statements of Cash Flows (Unaudited) – For the Nine Months Ended September 30, 2011 and 2010	4
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15
Item 4.	Controls and Procedures	16

	PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	17
Item 1A.	Risk Factors	17
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 3.	Defaults Upon Senior Securities	21
Item 4.	(Removed and Reserved)	21
Item 5.	Other Information	22
Item 6.	Exhibits	22

Signatures		23

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

•
delays in the approval or the potential rejection of any applications we file with the FDA or other regulatory authorities, including, with respect to our lead product candidate, taliglucerase alfa, the NDA we filed with the FDA and comparable filings and submissions made with the Israeli Ministry of Health, or Israeli MOH, and the European Medicines Agency, or the EMA, the National Sanitary Vigilance Agency, an agency of the Brazilian Ministry of Health, or ANVISA and the Australian Ministry of Health.

•	risks relating to our ability to finance our ongoing costs in the case of delays in regulatory approvals for taliglucerase alfa;
•	the inherent risks and uncertainties in developing the types of drug platforms and products we are developing;
•	delays in our preparation and filing of applications for regulatory approval in the United States, the European Union, Israel, Brazil, Australia and elsewhere;
•	any lack of progress of our research and development (including the results of our clinical trials);
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

ii

These forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties.  Given these uncertainties, you should not place undue reliance on these forward-looking statements.  These and other risks and uncertainties are detailed under the heading “Risk Factors” beginning Part II, Item 1A of this Quarterly Report on Form 10-Q, in our Annual Report on Form 10-K for the year ended December 31, 2010, Section 1A, under the heading “Risk Factors,” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, Part II, Item 1A, under the heading “Risk Factors,” and as described from time to time in our future reports to be filed with the SEC.

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

iii

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

PROTALIX BIOTHERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. dollars in thousands, except share data)

	September 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$34,564	$35,900
Accounts receivable:
Trade	2,276	7,013
Other	3,015	2,231
Inventories	427	1,189
Total current assets	40,282	46,333
LONG-TERM RECEIVABLES:
Funds in respect of employee rights upon retirement	1,028	942
Deferred costs	1,009
Total long term receivables	2,037	942
PROPERTY AND EQUIPMENT, NET	18,510	17,454
Total assets	$60,829	$64,729

LIABILITIES NET OF CAPITAL DEFICIENCY
CURRENT LIABILITIES:
Accounts payable and accruals:
Trade	$4,955	$6,272
Other	7,726	8,068
Deferred revenues	5,633	4,563
Total current liabilities	18,314	18,903

LONG-TERM LIABILITIES:
Deferred revenues	53,425	55,486
Long term payable	4,738
Liability for employee rights upon retirement	1,705	1,663
Total long term liabilities	59,868	57,149
Total liabilities	78,182	76,052
COMMITMENTS
CAPITAL DEFICIENCY	(17,353)	(11,323)
Total liabilities net of capital deficiency	$60,829	$64,729

The accompanying notes are an integral part of the condensed consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(U.S. dollars in thousands, except share data)
(Unaudited)

	Nine Months Ended		Three Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
REVENUES	$6,024	$5,466	$1,132	$3,184
COMPANY’S SHARE IN COLLABORATION AGREEMENT	(3,745)	(1,887)	(235)	(1,065)
COST OF REVENUES	(1,130)		(220)
GROSS PROFIT	1,149	3,579	677	2,119
RESEARCH AND DEVELOPMENT EXPENSES (1)	(28,671)	(25,647)	(9,340)	(6,322)
less – grants and reimbursements	5,163	5,255	1,422	2,776
RESEARCH AND DEVELOPMENT EXPENSES, NET	(23,508)	(20,392)	(7,918)	(3,546)
GENERAL AND ADMINISTRATIVE EXPENSES (2)	(5,314)	(4,305)	(1,526)	(1,421)
OPERATING LOSS	(27,673)	(21,118)	(8,767)	(2,848)
FINANCIAL INCOME (EXPENSES)– NET	57	648	(108)	374
NET LOSS FOR THE PERIOD	$(27,616)	$(20,470)	$(8,875)	$(2,474)
NET LOSS PER SHARE OF COMMON STOCK – BASIC AND DILUTED:	$0.33	$0.25	$0.10	$0.03
WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK USED IN COMPUTING LOSS PER SHARE:
Basic and diluted	84,351,420	80,879,843	85,585,777	80,914,930

(1)
Research and development expenses include share-based compensation of $348 and $431 for the nine-month periods ended September 30, 2011 and September 30, 2010, respectively, and $92 and $213 for the three-month periods ended September 30, 2011 and September 30, 2010, respectively.

(2)
General and administrative expenses include share-based compensation of $382 and $456 for the nine-month periods ended September 30, 2011 and September 30, 2010, respectively, and $117 and $142 for the three-month periods ended September 30, 2011 and September 30, 2010, respectively.

The accompanying notes are an integral part of the condensed consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(CAPITAL DEFICIENCY)
(U.S. dollars in thousands, except share data)

			Additional
	Common	Common	paid–in	Accumulated
	Stock (1)	Stock	capital	deficit	Total
	Number	Amount

Balance at December 31, 2009	80,841,237	$81	$122,252	$(106,450)	$15,883
Changes during the nine month period ended September 30, 2010 (Unaudited):
Share-based compensation			$887		$887
Exercise of options granted to employees (includes Net Exercise)	172,300	*	159		159
Net loss for the period				(20,470)	(20,470)
Balance at September 30, 2010 (Unaudited)	81,013,537	$81	$123,298	$(126,920)	$(3,541)

Balance at December 31, 2010	81,248,472	$81	$124,044	$(135,448)	$(11,323)
Changes during the nine month period ended September 30, 2011 (Unaudited):
Common stock issued for cash (net of issuance costs of $1,410) (see note 3a)	4,000,000	4	20,586		20,590
Share-based compensation			$730		$730
Exercise of options granted to employees and non-employees	350,045	1	265		266
Net loss for the period				(27,616)	(27,616)
Balance at September 30, 2011 (Unaudited)	85,598,517	$86	$145,625	$(163,064)	$(17,353)

(1)	Common Stock, $0.001 par value; Authorized – as of September 30, 2011, December 31, 2010 and September 30, 2010 - 150,000,000 shares.
*	Represents an amount less than $1.

The accompanying notes are an integral part of the condensed consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in thousands, except share data)
(Unaudited)

	Nine Months Ended
	September 30, 2011	September 30, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(27,616)	$(20,470)
Adjustments required to reconcile net loss to net cash used in operating activities
Share based compensation	730	887
Depreciation and impairment of fixed assets	2,698	2,244
Financial expenses, net (mainly exchange differences)	156	(331)
Changes in accrued liability for employee rights upon retirement	115	330
Gain on amounts funded in respect of employee rights upon retirement	(12)	(16)
Loss on sale of fixed assets	2	11
Changes in operating assets and liabilities:
Decrease in deferred revenues	(991)	(3,422)
Decrease (increase) in inventories	762	(6,702)
Decrease (increase) in accounts receivable	2,810	(5,097)
Increase in accounts payable and accruals	4,388	2,133
Net cash used in operating activities	$(16,958)	$(30,433)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	$(5,001)	$(6,816)
Proceeds from sale of property and equipment	2
Amounts funded in respect of employee rights upon retirement, net	(122)	(101)
Net cash used in investing activities	$(5,121)	$(6,917)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of shares, net of issuance cost	$20,650
Exercise of options	$263	$159
Net cash provided by financing activities	$20,913	$159

EFFECT OF EXCHANGE RATE CHANGES ON CASH	$(170)	$326
NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,336)	(36,865)
BALANCE OF CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	35,900	81,266
BALANCE OF CASH AND CASH EQUIVALENTS AT END OF PERIOD	$34,564	$44,401

The accompanying notes are an integral part of the condensed consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in thousands, except share data)
(Unaudited)

(Continued) - 2

	Nine Months Ended
	September 30, 2011	September 30, 2010
SUPPLEMENTARY INFORMATION ON INVESTING AND FINANCING ACTIVITIES NOT INVOLVING CASH FLOWS:
Purchase of property and equipment	$1,477	$1,268
Issuance cost not yet paid and accruals – other	$60	$5
Exercise of options granted to employees	$12

The accompanying notes are an integral part of the condensed consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in thousands, except share data)
(Unaudited)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

a.	General

1.	Operation

Protalix BioTherapeutics, Inc. and its wholly-owned subsidiaries, Protalix Ltd. and Protalix B.V. (collectively, the “Company”), are biopharmaceutical companies focused on the development and commercialization of recombinant therapeutic proteins based on the Company’s proprietary ProCellExtm protein expression system (“ProCellEx”).  In September 2009, the Company formed Protalix B.V. under the laws of the Netherlands in connection with the EMEA application process in Europe.  The Company’s subsidiaries are referred to collectively herein as the “Subsidiaries.”  The Company’s lead product development candidate is taliglucerase alfa for the treatment of Gaucher disease which the Company is developing using ProCellEx.  In addition to taliglucerase alfa, the Company is developing other product candidates using ProCellEx.

In September 2009, the Company successfully completed its phase III pivotal trial of taliglucerase alfa.  In July 2010, the U.S. Food and Drug Administration (“FDA”) notified the Company that it had accepted for review the Company’s new drug application ("NDA") for taliglucerase alfa for the treatment of Gaucher disease and that it granted to taliglucerase alfa a Prescription Drug User Fee Act (PDUFA) action date of February 25, 2011.  On February 25, 2011, the FDA issued a Complete Response Letter (a “CRL”) indicating that the review is completed and questions remain that preclude the approval of the NDA for taliglucerase alfa in its current form.  In August 2011, the Company submitted its reply to the CRL.  Later in August 2011, the FDA notified the Company that it had accepted for review the resubmission of the taliglucerase alfa NDA, had deemed the resubmission a class 2, or 6-month, response and established February 1, 2012 as the new PDUFA date.

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
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in thousands, except share data)
(Unaudited)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (Continued):

On August 10, 2010, Pfizer entered into a $30 million short-term supply agreement with the Ministry of Health of Brazil pursuant to which the Company and Pfizer have provided taliglucerase alfa to the Ministry of Health of Brazil for the treatment of Gaucher disease patients.  During the remainder of 2010 and the first quarter of 2011, the Company and Pfizer completed the supply of products deliverable under the short-term supply agreement.  During the second quarter of 2011 Pfizer recorded an allowance for sales return in connection with such agreement because the Ministry of Health of Brazil requested that Pfizer consider the replacement of certain vials that might expire during 2012.  Revenue, net of allowance for sales return, generated from the Ministry of Health of Brazil was recorded by Pfizer and the Company recorded its share, in accordance with the terms and conditions of the Pfizer Agreement.

2.	Liquidity and Financial Resources

Successful completion of the Company’s development programs and its transition to operations is dependent upon obtaining necessary regulatory approvals from the FDA prior to selling its products within the United States, and foreign regulatory approvals must be obtained to sell its products internationally.  Each FDA and the European Medicine Agency ("EMEA") approval triggers a $25 million milestone payment from Pfizer, pursuant to the Pfizer Agreement.  There can be no assurance that the Company will receive regulatory approval of any of its product candidates, and a substantial amount of time may pass before the Company achieves a level of revenues adequate to support its operations, if at all.  The Company also expects to incur substantial expenditures in connection with the regulatory approval process for each of its product candidates during the developmental period.

The ability of the Company to continue as a going concern is dependent on either gaining regulatory approval or through raising additional capital.   There can be no assurance that the Company will be able to raise the necessary funds if and when needed to finance its ongoing costs. These factors raise substantial doubt about the ability of the Company to continue as a going concern.

The accompanying unaudited condensed consolidated financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

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

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2010, filed by the Company with the Securities and Exchange Commission. The comparative balance sheet at December 31, 2010 has been derived from the audited financial statements at that date. There have not been any changes to the Company’s significant accounting policies since the Annual Report on Form 10-K for the year ended December 31, 2010.

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

Diluted LPS does not include options to purchase 7,729,307 and 7,498,026 shares of Common Stock for the nine months ended September 30, 2010 and 2011, respectively, and 7,954,811 and 7,428,201 shares of Common Stock for the three months ended September 30, 2010 and 2011, respectively, because the effect would be anti-dilutive.

d.	Reclassifications

Certain comparative figures have been reclassified to conform to the current period presentation.

NOTE 2 - INVENTORIES

a.	Inventory as of September 30, 2011 and December 31, 2010 consisted of the following:

	September 30, 2011	December 31, 2010
Raw materials	$427	$553
Finished goods		636
	$427	$1,189

b.	During the nine months ended September 30, 2011, the Company recorded a $363 write-down of inventory under cost of revenues.

NOTE 3 - STOCK TRANSACTIONS

a.
On March 23, 2011, the Company issued and sold 4,000,000 shares of Common Stock in an underwritten public offering at a price to the public of $5.50 per share.  The net proceeds to the Company were approximately $20,590 (net of underwriting commissions and issuance costs of $1,410).

b.
During the nine months ended September 30, 2011, the Company issued a total of 350,045 shares of Common Stock in connection with the exercise of options to purchase 350,045 shares of Common Stock by certain employees and non-employees of the Company.  The Company received aggregate cash proceeds equal to approximately $266 in connection with such exercises.

NOTE 4 - SUBSEQUENT EVENTS

During October 2011, the Company issued a total of 25,110 shares of Common Stock in connection with the exercise of options to purchase 25,110 shares of Common Stock by certain employees of the Company.  The aggregate cash proceeds in connection with the exercise of these options are equal to $27.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the consolidated financial statements and the related notes included elsewhere in this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2010.  Some of the information contained in this discussion and analysis, particularly with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties.  You should read “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010 and in our Quarterly Report for the quarter ended June 30, 2011 for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

Our lead product development candidate is taliglucerase alfa for the treatment of Gaucher disease, which we are developing using our ProCellEx protein expression system.  On December 9, 2009, we filed a New Drug Application (NDA) for taliglucerase alfa with the FDA and on February 25, 2011, the FDA issued a Complete Response Letter, or a CRL, indicating that the FDA’s review was complete and questions remain that preclude the approval of the NDA for taliglucerase alfa in its then current form.  The main questions raised by the FDA regarding the NDA relate to the clinical and chemistry, manufacturing and controls (CMC) sections.  In the clinical section of the CRL, the FDA requested additional data from our ongoing switchover trial and our long-term extension trial.  At the time the NDA was submitted, full data from these trials was not available.  In the CMC section of the CRL, the FDA requested information regarding testing specifications and assay validation.  The FDA did not request additional clinical studies in the CRL.  We met with the FDA in May 2011 to clarify the FDA’s requests, and in August 2011 we submitted our reply to the CRL.  In August 2011, the FDA notified us that it had accepted for review the resubmission of the taliglucerase alfa NDA, had deemed the resubmission a class 2, or 6-month, response and established February 1, 2012 as the new Prescription Drug User Fee Act (PDUFA) date.

In addition to the taliglucerase alfa NDA, in November 2010 we submitted a marketing application with respect to taliglucerase alfa to the Israeli Ministry of Health, or the Israeli MOH.  We have also submitted a Marketing Authorization Application (MAA) to each of the European Medicines Agency, or the EMEA, the National Sanitary Vigilance Agency, an agency of the Brazilian Ministry of Health, or ANVISA, and with the Australian Ministry of Health.

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

On November 30, 2009, Protalix Ltd., our wholly-owned subsidiary, and Pfizer Inc., or Pfizer, entered into an exclusive license and supply agreement, which we refer to as the Pfizer agreement or the Collaboration agreement, pursuant to which Pfizer was granted an exclusive, worldwide license to develop and commercialize taliglucerase alfa.  Under the terms and conditions of the Pfizer agreement, Protalix Ltd. retained the right to commercialize taliglucerase alfa in Israel.  In connection with the execution of the Pfizer agreement, Pfizer made an upfront payment to Protalix Ltd. of $60.0 million in connection with the execution of the agreement and subsequently paid Protalix Ltd. an additional $5.0 million upon its filing of a proposed pediatric investigation plan to the Pediatric Committee of the EMEA.  Protalix Ltd. is also eligible to receive potential milestone payments totaling $50.0 million for the successful achievement of other regulatory milestones.  Pfizer and Protalix Ltd. will also share future revenues and expenses for the development and commercialization of taliglucerase alfa on a 60% and 40% basis, respectively, and have also agreed to a specific allocation of the responsibilities for the continued development efforts for taliglucerase alfa.

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

On August 10, 2010, Pfizer entered into a $30 million short-term supply agreement with the Ministry of Health of Brazil pursuant to which Protalix and Pfizer have provided taliglucerase alfa to the Ministry of Health of Brazil for the treatment of patients with Gaucher disease.  During the first quarter of 2011, we and Pfizer supplied the remaining products deliverable under the short-term supply agreement.  Revenue generated from the Ministry of Health of Brazil was recorded by Pfizer, and we recorded our share of the revenue in accordance with the terms and conditions of the Pfizer agreement.  During the second quarter of 2011, the Ministry of Health of Brazil requested that Pfizer consider the replacement of certain vials that might expire during 2012.  As a result, Pfizer recorded an allowance for sales return.  If and when such vials are replaced, revenues will be recorded upon the supply of such replaced vials, and if it is determined that there is no longer a need for the replacement of vials, the allowance will be reversed and the revenues will be recognized accordingly.  In addition, we and the Ministry of Health of Brazil are in discussions relating to a possible long-term supply agreement that contemplates, among other matters, providing certain components of our manufacturing technology to the Ministry of Health of Brazil for implementation by it in Brazil.  We are currently unable to assess whether these discussions will result in an agreement and we can make no assurance that we will be able to enter into such an agreement on favorable terms, if at all.  In any event, we do not expect to enter into a long-term supply agreement with the Ministry of Health of Brazil until we receive marketing approval of taliglucerase alfa from the FDA or ANVISA, if at all.

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

Critical Accounting Policies

Our significant accounting policies are more fully described in Note 1 to our consolidated financial statements appearing in this Quarterly Report.  We believe that these accounting policies are critical for one to fully understand and evaluate our financial condition and results of operations. There have not been any changes to the Company’s significant accounting policies since the Annual Report on Form 10-K for the year ended December 31, 2010.

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

Results of Operations

Three months ended September 30, 2011 compared to the three months ended September 30, 2010

Revenues

We recorded revenues of $1.1 million during the three months ended September 30, 2011, a decrease of $2.1 million, or 66%, from $3.2 million during the three months ended September 30, 2010.  The revenues represent the pro rata amortization of the $60.0 million upfront payment and $5.0 million milestone payment we received in connection with our license and supply agreement with Pfizer and products delivered to Pfizer under such agreement.

Our share in the Collaboration Agreement

We recorded $235,000 of loss as our share of the collaboration under the Pfizer agreement during the three months ended September 30, 2011 compared to $1.1 million during the three months ended September 30, 2010.  Under the terms and conditions of the Pfizer agreement, we record income or loss equal to 40% of the profit or loss realized from sales of taliglucerase alfa and related expenses incurred based on reports we receive from Pfizer summarizing the results of the collaborative activities under the Pfizer agreement for the applicable period.  Under the terms and conditions of the Pfizer agreement, financial information of Pfizer’s subsidiaries that operate outside the United States is included based on the fiscal year ending November 30, while financial information for the U.S. entity is included based on the fiscal year ending December 31.

Research and Development Expenses

Research and development expenses were $9.3 million for the three months ended September 30, 2011, an increase of $3.0 million or 48%, from $6.3 million for the three months ended September 30, 2010.  The increase resulted primarily from an increase of $3.8 million in materials and consumables mostly in connection with the capitalization of certain cost into inventory incurred during the three months ended on September 30, 2010 in connection with the deliverables for the short term supply agreement with Brazil.  In the absence of a definitive supply agreement or regulatory marketing approval the Company does not capitalize costs into inventory. The increase was further increased by approximately $1.3 million due to higher level of reimbursement for certain expenses in accordance with the terms and conditions of the Pfizer agreement of during the three months ended September 30, 2010.

We expect research and development expenses to continue to be our primary expense until we receive regulatory approval of taliglucerase alfa from the FDA, if at all, and potentially thereafter.

General and Administrative Expenses

General and administrative expenses were $1.5 million for the three months ended September 30, 2011, an increase of $105,000, or 7%, from $1.4 million for the three months ended September 30, 2010.

Financial Expenses and Income

Financial expense was $108,000 for the three months ended September 30, 2011, compared to financial income of $374,000 for the three months ended September 30, 2010. The expense during the three months ended September 30, 2011 resulted mainly due to the devaluation of the New Israeli Shekel against the US dollar.

Nine months ended September 30, 2011 compared to the nine months ended September 30, 2010

Revenues

We recorded revenues of $6 million during the nine months ended September 30, 2011, an increase of $558,000, or 10%, from $5.5 million during the nine months ended September 30, 2010.  The revenues represent the pro rata amortization of the $60.0 million upfront payment and $5.0 million milestone payment we received in connection with our license and supply agreement with Pfizer, and products delivered to Pfizer under such agreement.

Our share in the Collaboration Agreement

We recorded $3.7 million of loss as our share in the collaboration under the Pfizer agreement during the nine months ended September 30, 2011, compared to $1.9 million during the nine months ended September 30, 2010.  Our share in the collaboration's loss for the nine months ended September 30, 2011 resulted primarily from our 40% share of the allowance for sales return of taliglucerase alfa Pfizer recorded in connection with the short term supply agreement between Pfizer and the Ministry of Health of Brazil.  During the second quarter of 2011, the Ministry of Health of Brazil requested that Pfizer consider the replacement of certain vials that might expire during 2012.  As a result, Pfizer recorded an allowance for sales return.  The allowance was partially offset by our share in the income generated through sale of taliglucerase alfa via the ATU program in France.  Under the terms and conditions of the Pfizer agreement, we record income or loss equal to 40% of the profit or loss realized from sales of taliglucerase alfa and related expenses incurred based on reports we receive from Pfizer summarizing the results of the collaborative activities under the Pfizer agreement for the applicable period.  Under the terms and conditions of the Pfizer agreement, financial information of Pfizer’s subsidiaries that operate outside the United States is included based on the fiscal year ending November 30, while financial information for the U.S. entity is included based on the fiscal year ending December 31.

Research and Development Expenses

Research and development expenses were $28.7 million for the nine months ended September 30, 2011, an increase of $3.1 million, or 12%, from $25.6 million for the nine months ended September 30, 2010.  The increase resulted primarily from an increase of $1.9 million in materials and consumables mostly in connection with the capitalization of certain cost incurred during the three months ended on September 30, 2010 into inventory in connection with the deliverables for the short term supply agreement with Brazil.  In the absence of a definitive supply agreement or regulatory marketing approval the company does not capitalize costs into inventory. The research and development expenses for both the nine months ended September 30, 2011 and 2010 were partially offset by grants received from the OCS of approximately $2.6 million, and $2.6 million of reimbursements for certain expenses in accordance with the terms and conditions of the Pfizer agreement.

We expect research and development expenses to continue to be our primary expense until we receive regulatory approval of taliglucerase alfa from the FDA, if at all, and potentially thereafter.

General and Administrative Expenses

General and administrative expenses were $5.3 million for the nine months ended September 30, 2011, an increase of $1 million, or approximately 23%, from $4.3 million for the nine months ended September 30, 2010.  The increase resulted primarily from an increase of $321,000 in salaries expense and an increase of $367,000 in professional fees.

Financial Expenses and Income

Financial income was $57,000 for the nine months ended September 30, 2011, a decrease of $591,000, or 91%, from $648,000 for the nine months ended September 30, 2010. The decrease is mainly due to the devaluation of the New Israeli Shekel against the US dollar.

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

Cash Flows

Net cash used in operations was $16.9 million for the nine months ended September 30, 2011.  The net loss for the nine months ended September 30, 2011 of $27.6 million decreased mainly due to a decrease of $2.8 million in accounts receivable and an increase of $4.4 million in accounts payable and accruals and $2.7 million in depreciation.  Net cash used in investing activities for the nine months ended September 30, 2011 was $5.1 million and consisted primarily of purchases of property and equipment.  Net cash provided from financing activities was $20.9 million mainly due to the underwritten public offering of our common stock.

Net cash used in operations was $30.4 million for the nine months ended September 30, 2010.  The net loss for the nine months ended September 30, 2010 of $20.5 million increased primarily from an increase of $6.7 million in inventories and an increase of $5.1 million in accounts receivable, and a decrease of $3.4 million in deferred revenues, but partially offset by $2.2 million in depreciation and $2.1 million increase in accounts payable.  Net cash used in investing activities for the nine months ended September 30, 2010 was $6.9 million and consisted primarily of purchases of property and equipment.

Future Funding Requirements

We expect that our operating losses may continue to be substantial over the next several years.  However, we anticipate that we will generate revenues to offset any such losses if we receive approval, of our lead product candidate, taliglucerase alfa, through milestone payments of up to $50 million upon certain regulatory approvals that we are entitled to from Pfizer, and ultimately via the successful launch of taliglucerase alfa.  There can be no assurance that the Company will receive regulatory approval of any of its product candidates, and a substantial amount of time may pass before the Company achieves a level of revenues adequate to support its operations, if at all.  We expect to incur significant research and development expenses, including expenses related to the hiring of personnel and the advancement of the product candidates in our pipeline into clinical trials.  We expect that general and administrative expenses will increase as we expand our finance and administrative staff, add infrastructure and incur additional costs related to our preparation for the commercial phase for our lead product candidate, taliglucerase alfa.  In addition, we are working on the expansion of our manufacturing facility so that it will be capable of producing approximately two thirds of the anticipated market demand for taliglucerase alfa, if approved.  The expansion in its final stage will increase our capital expenditures significantly, and is estimated to cost approximately $25.0 million in total.

The ability of the Company to continue as a going concern is dependent on either gaining regulatory approval or through raising additional capital.   There can be no assurance that the Company will be able to raise the necessary funds if and when needed to finance its ongoing costs.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.

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

Effects of Inflation and Currency Fluctuations

Inflation generally affects us by increasing our cost of labor and clinical trial costs.  We do not believe that inflation has had a material effect on our results of operations during the nine months ended September 30, 2011 or the nine months ended September 30, 2010.

Currency fluctuations could affect us by increased or decreased costs mainly for goods and services acquired outside of Israel.  We do not believe currency fluctuations have had a material effect on our results of operations during the nine months ended September 30, 2011 or the nine months ended September 30, 2010.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of each of September 30, 2011 and September 30, 2010.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Currency Exchange Risk

The currency of the primary economic environment in which our operations are conducted is the dollar.  We currently have no significant source of revenues; therefore we consider the currency of the primary economic environment to be the currency in which we expend cash.  Approximately 50% of our expenses and capital expenditures are incurred in dollars, and a significant source of our financing has been provided in U.S. dollars.  Since the dollar is the functional currency, monetary items maintained in currencies other than the dollar are remeasured using the rate of exchange in effect at the balance sheet dates and non-monetary items are remeasured at historical exchange rates.  Revenue and expense items are remeasured at the average rate of exchange in effect during the period in which they occur.  Foreign currency translation gains or losses are recognized in the statement of operations.

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

	Nine months ended September 30,		Year ended December 31,
	2011	2010	2010
Average rate for period	3.5302	3.7707	3.733
Rate at period end	3.7120	3.6650	3.549

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

Changes in internal controls

There were no changes to our internal controls over financial reporting (as defined in Rules 13a-15f and 15d-15f under the Exchange Act) that occurred during the quarter ended September 30, 2011 that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

We are not involved in any material legal proceedings.

Item 1A.  Risk Factors

We describe certain risk factors below.  This description includes certain material changes to and supersedes the description of the risk factors related to regulatory matters disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2011.

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

In February 2011, we received a CRL from the FDA regarding our NDA for taliglucerase alfa for the treatment of Gaucher disease.  The main questions raised by the FDA regarding the NDA relate to clinical and chemistry, manufacturing and controls (CMC).  In the clinical section of the CRL, the FDA requested additional data from the ongoing switchover trial and the long-term extension trial relating to taliglucerase alfa.  At the time the NDA was submitted, full data from these trials was not available.  In the CMC section of the CRL, the FDA requested information regarding testing specifications and assay validation.  The FDA did not request additional clinical studies in the CRL.  In May 2011, we had a meeting with the FDA to clarify the FDA’s requests and in July 2011, we submitted a reply to the CRL.  In August 2011, the FDA notified us that it had accepted for review the resubmission of the taliglucerase alfa NDA, had deemed the resubmission a class 2, or 6-month, response and established February 1, 2012 as the new PDUFA date.  There can be no assurance that the FDA will not make any additional request regarding our NDA.  In the past, the FDA has made additional requests to other applicants after the delivery of a CRL.  Any additional requests from the FDA relating to the NDA may delay or preclude the FDA’s review of our reply to the CRL.  Even if we comply with all of the FDA’s requests in the CRL or otherwise, if any, the FDA may ultimately reject the NDA, or fail to approve the NDA in a timely manner, which would have a material adverse effect on our business, financial condition and results of operations.

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

We currently have no significant product revenues and may need to raise additional capital to operate our business, which may not be available on favorable terms, or at all, and which will have a dilutive effect on our shareholders.

To date, we have generated no significant revenues from product sales and only minimal revenues from research and development services and other fees, other than the milestone payments we received in connection with our license and supply agreement with Pfizer. Drug development and commercialization is very capital intensive. Until we receive approval from the FDA and other regulatory authorities for our drug candidates, we cannot generate significant sales from our drugs and will not have product revenues, or milestone payments under the Pfizer agreement which we expect to earn upon FDA and EMA approval. The ability of the Company to continue as a going concern is dependent on either gaining regulatory approval or through raising additional capital.   There can be no assurance that the Company will be able to raise the necessary funds if and when needed to finance its ongoing costs.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities during the three months ended September 30, 2011.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  (Reserved and Removed)

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Date	Filed Herewith
3.1	Amended and Restated Articles of Incorporation of the Company	S-4	333-48677	3.4	March 26, 1998

3.2	Article of Amendment to Articles of Incorporation dated June 9, 2006	8-A	001-33357	3.2	March 9, 2007

3.3	Article of Amendment to Articles of Incorporation dated December 13, 2006	8-A	001-33357	3.3	March 9, 2007

3.4	Article of Amendment to Articles of Incorporation dated December 26, 2006	8-A	001-33357	3.4	March 9, 2007

3.5	Article of Amendment to Articles of Incorporation dated February 26, 2007	8-A	001-33357	3.5	March 9, 2007

3.6	Amended and Restated Bylaws of the Company	10-Q	001-33357	3.6	August 5, 2008

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Certification of Chief Executive Officer					X

32.2	18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Certification of Chief Financial Officer					X

101.INS	XBRL INSTANCE FILE					X

101.SCH	XBRL SHEMA FILE					X

101.CAL	XBRL CALCULATION FILE					X

101.DEF	XBRL DEFINITION FILE					X

101.LAB	XBRL LABEL FILE					X

101.PRE	XBRL PRESENTATION FILE					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROTALIX BIOTHERAPEUTICS, INC.
(Registrant)

Date: November [7], 2011	By:	/s/ David Aviezer
David Aviezer, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: November [7], 2011	By:	/s/ Yossi Maimon
Yossi Maimon
Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)