Form 10-Q
period 2012-06-30
Protalix BioTherapeutics, Inc.
filed 2012-08-03
CIK 1006281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "large accelerated filer" and "accelerated filer" in Rule 12b-2 of the Exchange Act.  (check one):

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

On July 30, 2012, approximately 91,923,406 shares of the Registrant’s common stock, $0.001 par value, were outstanding.

FORM 10-Q

Except where the context otherwise requires, the terms, "we," "us," "our" or "the Company," refer to the business of Protalix BioTherapeutics, Inc. and its consolidated subsidiaries, and "Protalix" or "Protalix Ltd." refers to the business of Protalix Ltd., our wholly-owned subsidiary and sole operating unit.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The statements set forth under the captions "Business," "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors," and other statements included elsewhere in this Quarterly Report on Form 10-Q, which are not historical, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, including statements regarding expectations, beliefs, intentions or strategies for the future. When used in this report, the terms "anticipate," "believe," "estimate," "expect," "plan" and "intend" and words or phrases of similar import, as they relate to our company, our subsidiaries or our management, are intended to identify forward-looking statements. We intend that all forward-looking statements be subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance, and we undertake no obligation to update or revise, nor do we have a policy of updating or revising, any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, except as may be required under applicable law. Forward-looking statements are subject to many risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements.

Examples of the risks and uncertainties include, but are not limited to, the following:

•	the risk of a significant delay in the commercial introduction of taliglucerase alfa in the United States and other markets as planned, if at all;

•	risks related to the commercialization efforts for taliglucerase alfa in the United States;

•	risks related to the acceptance and use of taliglucerase alfa by physicians, patients and third-party payors;

•	the risk that the European Commission’s European Medicines Agency, or the EMA, will adopt the opinion issued by the EMA's Committee for Medicinal Products for Human Use (CHMP) which recommends against the marketing authorization of taliglucerase alfa in the European Union, and risks related to the effects thereof;

•	delays in the approval or the potential rejection of any application filed with or submitted to the regulatory authorities reviewing taliglucerase alfa outside of the United States, including the marketing application we submitted to the Israeli Ministry of Health, or the Israeli MOH, and the Marketing Authorization Application (MAA) submitted to each of the EMA, the National Sanitary Vigilance Agency, or ANVISA, an agency of the Ministry of Health of Brazil, the Australian Therapeutic Goods Administration, or the Australian TGA, and in other territories;

•	the risk that we will not be able to develop a successful sales and marketing organization for taliglucerase alfa in Israel or for any other product candidate in a timely manner, if at all;

•	our ability to enter into supply arrangements with the Ministry of Health of Brazil or other parties and to supply drug product pursuant to such arrangements;

•	the availability of reimbursement to patients from health care payors for taliglucerase alfa or any of our other product candidates, if approved;

•	risks relating to our ability to finance our research programs, the expansion of our manufacturing capabilities and the ongoing costs in the case of delays in regulatory approvals for taliglucerase alfa outside of the United States;

•	risks relating to potential restrictions on the marketing and sale of certain of our product candidates in certain territories due to the orphan drug status that may be granted to competing products;

•	the impact of development of competing therapies and/or technologies by other companies;

i

•	delays in our preparation and filing of applications for regulatory approval of our other product candidates in the United States, the European Union and elsewhere;

•	any lack of progress of our research and development activities and our clinical activities with respect to any product candidate;

•	our ability to establish and maintain strategic license, collaboration and distribution arrangements, and to manage our relationships with Pfizer Inc., or Pfizer, Teva Ltd. or any other collaborator, distributor or partner;

•	risks relating to biosimilar legislation and/or healthcare reform in the United States or elsewhere;

•	the inherent risks and uncertainties in developing the types of drug platforms and products we are developing;

•	potential product liability risks, and risks of securing adequate levels of product liability and clinical trial insurance coverage;

•	the possibility of infringing a third party’s patents or other intellectual property rights;

•	the uncertainty of obtaining patents covering our products and processes and in successfully enforcing our intellectual property rights against third parties; and

•	the possible disruption of our operations due to terrorist activities and armed conflict, including as a result of the disruption of the operations of regulatory authorities, our subsidiaries, our manufacturing facilities and our customers, suppliers, distributors, collaborative partners, licensees and clinical trial sites.

Companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in advanced or late-stage clinical trials, even after obtaining promising earlier trial results or preliminary findings for such clinical trials. Even if favorable testing data is generated from clinical trials of a drug product, the FDA or foreign regulatory authorities may not accept or approve a marketing application filed by a pharmaceutical or biotechnology company for the drug product.

These forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. These and other risks and uncertainties are detailed under the heading "Risk Factors" beginning Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 and in our Annual Report on Form 10-K for the year ended December 31, 2011, Section 1A, under the heading "Risk Factors," and are described from time to time in the reports we file with the Securities and Exchange Commission, or the Commission.

ii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

PROTALIX BIOTHERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. dollars in thousands)

	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$59,280	$27,001
Accounts receivable:
Trade	1,536	1,374
Other	4,045	3,837
Inventories	1,029	279
Total current assets	65,890	32,491

FUNDS IN RESPECT OF EMPLOYEE
RIGHTS UPON RETIREMENT	1,072	1,043
PROPERTY AND EQUIPMENT, NET	17,342	18,271
Total assets	$84,304	$51,805

LIABILITIES AND SHAREHOLDERS' EQUITY (NET OF CAPITAL DEFICIENCY)
CURRENT LIABILITIES:

Accounts payable and accruals:
Trade	$4,512	$5,032
Other	11,962	7,540
Deferred revenues	4,858	6,121
Total current liabilities	21,332	18,693

LONG TERM LIABILITIES:
Deferred revenues	48,640	50,923
Long term liability	4,680	6,566
Liability for employee rights upon retirement	1,789	1,700
Total long term liabilities	55,109	59,189
Total liabilities	76,441	77,882
COMMITMENTS
SHAREHOLDERS' EQUITY (CAPITAL DEFICIENCY)	7,863	(26,077)
Total liabilities and shareholders' equity (net of capital deficiency)	$84,304	$51,805

The accompanying notes are an integral part of the condensed consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(U.S. dollars in thousands, except share data)
(Unaudited)

	Six Months Ended		Three Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011

REVENUES	$29,974	$4,892	$26,113	$764
COMPANY’S SHARE IN COLLABORATION AGREEMENT	(988)	(3,510)	(855)	(5,382)
COST OF REVENUES	(4,599)	(910)	(3,279)	(132)
GROSS PROFIT (LOSS)	24,387	472	21,979	(4,750)
RESEARCH AND DEVELOPMENT EXPENSES (1)	(19,391)	(19,331)	(10,544)	(8,768)
less – grants and reimbursements	3,692	3,741	1,689	1,449
RESEARCH AND DEVELOPMENT EXPENSES, NET	(15,699)	(15,590)	(8,855)	(7,319)
GENERAL AND ADMINISTRATIVE EXPENSES (2)	(5,133)	(3,788)	(3,504)	(1,799)
OPERATING Profit (LOSS)	3,555	(18,906)	9,620	(13,868)
FINANCIAL INCOME – NET	183	165	22	179
NET PROFIT (LOSS) FOR THE PERIOD	$3,738	$(18,741)	$9,642	$(13,689)

EARNINGS (LOSS) PER SHARE OF COMMON STOCK:
BASIC	$0.04	$(0.22)	$0.11	$(0.16)
DILUTED	$0.04	$(0.22)	$0.10	$(0.16)
WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK USED IN COMPUTING EARNINGS (LOSS) PER SHARE:
BASIC	89,702,496	83,686,094	91,526,224	85,579,534
DILUTED	92,670,033	83,686,094	94,881,167	85,579,534

(1) Includes share-based compensation	2,445	256	2,384	152
(2) Includes share-based compensation	1,314	265	1,246	127

___________________________

The accompanying notes are an integral part of the condensed consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(CAPITAL DEFICIENCY)

(U.S. dollars in thousands, except share data)

			Additional
	Common	Common	paid–in	Accumulated
	Stock (1)	Stock	capital	deficit	Total
	Number	Amount
Balance at December 31, 2010	81,248,472	$81	$124,044	$(135,448)	$(11,323)
Changes during the six-month period ended June 30, 2011 (Unaudited):
Common stock issued for cash (net of issuance costs of $1,410)	4,000,000	4	20,586		20,590
Share-based compensation			521		521
Exercise of options granted to employees and non-employees (includes Net Exercise)	333,272	1	249		250
Net loss for the period				(18,741)	(18,741)
Balance at June 30, 2011 (Unaudited)	85,581,744	$86	$145,400	$(154,189)	$(8,703)
Balance at December 31, 2011	85,630,157	$86	$145,814	$(171,977)	$(26,077)
Changes during the six-month period ended June 30, 2012 (Unaudited):
Common stock issued for cash (net of issuance costs of $1,780) (see note 3a)	5,175,000	5	25,383		25,388
Share-based compensation			3,759		3,759
Exercise of options granted to employees	1,117,249	1	1,054		1,055
Net profit for the period				3,738	3,738
Balance at June 30, 2012 (Unaudited)	91,922,406	$92	$176,010	$(168,239)	$7,863

 ______________________

(1) Common Stock, $0.001 par value; Authorized – as of June 30, 2012 and June 30, 2011 - 150,000,000 shares.

The accompanying notes are an integral part of the condensed consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands, except share data)
(Unaudited)

	Six Months Ended
	June 30, 2012	June 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net profit (loss)	$3,738	$(18,741)
Adjustments required to reconcile net profit (loss) to net cash provided by (used in) operating activities
Share based compensation	3,759	521
Depreciation and write down of fixed assets	1,860	1,801
Financial income, net (mainly exchange differences)	(3)	(73)
Changes in accrued liability for employee rights upon retirement	133	77
Gain on amounts funded in respect of employee rights upon retirement	(14)	(16)
Changes in operating assets and liabilities:
Increase (decrease) in deferred revenues (including non-current portion)	(3,546)	149
Decrease (increase) in accounts receivable	(462)	2,049
Decrease (increase) in inventories	(750)	652
Increase in accounts payable and accruals (including long term)	2,128	4,770
Net cash provided by (used in) operating activities	$6,843	$(8,811)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	$(1,047)	$(4,016)
Amounts funded in respect of employee rights upon retirement, net	(44)	(77)
Net cash used in investing activities	$(1,091)	$(4,093)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of shares, net of issuance cost	$25,478	20,650
Exercise of options	1,086	$259
Net cash provided by financing activities	$26,564	$20,909
EFFECT OF EXCHANGE RATE CHANGES ON CASH	$(37)	$149
NET INCREASE IN CASH AND CASH EQUIVALENTS	32,279	8,154
BALANCE OF CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	27,001	35,900
BALANCE OF CASH AND CASH EQUIVALENTS AT END OF PERIOD	$59,280	$44,054

 The accompanying notes are an integral part of the condensed consolidated financial statements.

4

(Continued) - 2

	Six Months Ended
	June 30, 2012	June 30, 2011
SUPPLEMENTARY INFORMATION ON INVESTING AND FINANCING ACTIVITIES NOT INVOLVING CASH FLOWS:
Purchase of property and equipment	$1,357	$1,995
Issuance cost not yet paid and accruals – other	$150	$60

The accompanying notes are an integral part of the condensed consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

a.	General

1.	Operation

Protalix BioTherapeutics, Inc. (collectively with its subsidiaries, the "Company"), and its wholly-owned subsidiary, Protalix Ltd., are biopharmaceutical companies focused on the development and commercialization of recombinant therapeutic proteins based on the Company’s proprietary ProCellEx® protein expression system ("ProCellEx"). In September 2009, Protalix Ltd. formed another wholly-owned subsidiary under the laws of the Netherlands, Protalix B.V., in connection with the European Medicines Agency ("EMA") application process in the European Union. The Company’s two subsidiaries are referred to collectively herein as the "Subsidiaries."

On May 1, 2012, the U.S. Food and Drug Administration ("FDA") approved taliglucerase alfa for injection, the Company’s first approved drug product, as an enzyme replacement therapy (ERT) for the long-term treatment of adult patients with a confirmed diagnosis of type 1 Gaucher disease. Taliglucerase alfa is a proprietary, recombinant form of glucocerebrosidase (GCD) that the Company developed using ProCellEx. Taliglucerase alfa is the first FDA-approved plant cell-based recombinant therapeutic protein.

Taliglucerase alfa is being marketed in the United States under the brand name ELELYSO™ by Pfizer Inc. ("Pfizer"), the Company's commercialization partner, as provided in the exclusive license and supply agreement by and between Protalix Ltd. and Pfizer (the "Pfizer Agreement"). Protalix Ltd. granted Pfizer an exclusive, worldwide license to develop and commercialize taliglucerase alfa under the Pfizer Agreement, but retained those rights in Israel. The Company has agreed to a specific allocation between Protalix Ltd. and Pfizer regarding the responsibilities for the continued development efforts for taliglucerase alfa. To date, the Company has received an upfront payment of $60.0 million in connection with the execution of the Pfizer Agreement and shortly thereafter an additional $5.0 million clinical development-related milestone payment. The Company received an additional $25.0 million milestone payment in connection with the FDA's approval of taliglucerase alfa in the United States, which are recorded as revenues during the current period. The agreement provides that the Company share with Pfizer the net profits or loss related to the development and commercialization of taliglucerase alfa on a 40% and 60% basis, respectively, except with respect to the profits and losses related to commercialization efforts in Israel. In calculating the net profits under the agreement, there are certain agreed upon limits on the amounts that may be deducted from gross sales for certain expenses and costs of goods sold.

The Company is cooperating with Pfizer to obtain marketing approval for taligulcerase alfa in additional countries and jurisdictions. Currently, marketing authorization applications have been filed for the European Union, Israel, Brazil and Australia. In June 2012, the EMA's Committee for Medicinal Products for Human Use (CHMP) adopted an opinion recommending against the marketing authorization of taliglucerase alfa in the European Union. While the CHMP gave a positive risk-benefit assessment for taliglucerase alfa, its recommendation was based solely on the orphan market exclusivity granted to VPRIV®, Shire plc's Gaucher disease treatment. It was not based on the safety and efficacy profile of taliglucerase alfa. The Company and Pfizer are currently working together, along with other interested parties, to determine the next steps regarding the CHMP opinion.

In addition to taliglucerase alfa, the Company is developing certain other products using ProCellEx.

PROTALIX BIOTHERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (continued):

Currently, patients are being treated with taliglucerase alfa on a commercial basis in the United States, and, both within and outside of the United States, through the Company's clinical trials and related studies, compassionate use programs, special access agreements, named patient provisions and other programs designed to ensure that treatments are available to Gaucher patients in light of recent shortages of approved treatments. In July 2009, following a request by the FDA, the Company submitted a treatment protocol to the FDA in order to address an expected shortage of the current enzyme replacement therapy approved for Gaucher disease. The treatment protocol was approved by the FDA in August 2009, and the Company is continuing to treat patients in the United States under this protocol as it winds down with patients being moved to commercial treatment with Elelyso. On July 13, 2010, the Company announced that the French regulatory authority had granted an Autorisation Temporaire d'Utilisation (ATU), or Temporary Authorization for Use, for taliglucerase alfa for the treatment of Gaucher disease. An ATU is the regulatory mechanism used by the French Health Products and Safety Agency to make non-approved drugs available to patients in France when a genuine public health need exists. This ATU allows Gaucher patients in France to receive treatment with taliglucerase alfa before marketing authorization for the product is granted in the European Union. Payment for taliglucerase alfa has been secured through government allocations to hospitals. In addition to the United States and France, taliglucerase alfa is currently being provided to Gaucher patients under special access agreements or named patient provisions in Brazil and in other countries.

On August 10, 2010, Pfizer entered into a short-term supply agreement with the Ministry of Health of Brazil pursuant to which the Company and Pfizer have provided taliglucerase alfa to the Brazilian Ministry of Health for the treatment of Gaucher patients. During the remainder of 2010 and the first quarter of 2011, the Company and Pfizer completed the supply of products deliverable under the short-term supply agreement. During 2011, Pfizer recorded an allowance for sales returns in connection with the supply agreement because the Brazilian Ministry of Health requested that Pfizer consider the replacement of certain vials that might expire during 2012. Revenue, net of allowance for sales returns, generated from the Brazilian Ministry of Health was recorded by Pfizer, and the Company recorded its share of such revenues in accordance with the terms and conditions of the Pfizer Agreement.

2.	Liquidity and Financial Resources

In addition to the FDA approval, successful completion of the Company’s development programs and its transition to normal operations is dependent upon obtaining the foreign regulatory approvals required to sell its products internationally. In accordance with the terms and conditions of the Pfizer Agreement, the Company received a $25.0 million milestone payment in connection with the FDA's approval of taliglucerase alfa in the United States. In addition, the Company is eligible to receive potential milestone payments equal to $25.0 million, in the aggregate, for matters relating to the successful achievement of regulatory approval of taliglucerase alfa in the European Union. Notwithstanding the FDA's approval of taliglucerase alfa, there can be no assurance that the Company will receive regulatory approval of taliglucerase alfa in the European Union or any other jurisdiction, nor is there any assurance that the Company will receive regulatory approval of any of its other product candidates, and a substantial amount of time may pass before the Company achieves a level of revenues adequate to support its operations, if at all. The Company also expects to incur substantial expenditures in connection with the regulatory approval process for each of its product candidates during their respective developmental periods. Obtaining marketing approval with respect to any product candidate is directly dependent on the Company’s ability to implement the necessary regulatory steps required to obtain such approval in the United States and in other countries. The Company cannot reasonably predict the outcome of these activities.

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

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. In the opinion of management, all adjustments (of a normal recurring nature) considered necessary for a fair statement of the results for the interim periods presented have been included. Operating results for the interim period are not necessarily indicative of the results that may be expected for the full year.

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

c.	Earnings (loss) per share

Basic earnings (loss) per share are calculated by dividing the net profit (loss) by the weighted average number of shares of the Company's common stock, par value $0.001 (the "Common Stock"), outstanding during each period.

Diluted earnings per share are calculated by dividing the net profit by the weighted-average number of shares of common stock outstanding during each period increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive shares had been issued. Potentially dilutive shares include outstanding stock options granted to employees and non-employees.

The weighted average number of shares outstanding used to calculate earnings (loss) per share were as follows:

	Six Months Ended		Three Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Weighted average common shares outstanding for basic calculation	89,702,496	83,686,094	91,526,224	85,579,534
Weighted average dilutive effect of stock options	2,967,537	-	3,354,943	-
Weighted average common shares outstanding for diluted calculation	92,670,033	83,686,094	94,881,167	85,579,534

Diluted earnings (loss) per share do not include options of the Company in the amount of 7,537,094 and 1,785,542 shares of Common Stock for the six months ended June 30, 2011 and 2012, respectively, and 7,435,271 and 1,785,542 shares of Common Stock for the three months ended June 30, 2011 and 2012, respectively, because the effect would be anti-dilutive.

NOTE 2 – INVENTORIES

Inventory at June 30, 2012 and December 31, 2011 consisted of the following:

	June 30,	December 31,
	2012	2011
	(U.S. dollars in thousands)
Raw materials	$731	$279
Work in progress	89	-
Finished goods	209	-
Total inventory	$1,029	$279

Effective as of the FDA approval of taliglucerase alfa on May 1, 2012, the Company capitalizes all manufacturing costs associated with taliglucerase alfa.

PROTALIX BIOTHERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 - STOCK TRANSACTIONS

a.	On February 22, 2012, the Company issued and sold 5,175,000 shares of Common Stock in an underwritten public offering at a price to the public of $5.25 per share. The net proceeds to the Company were approximately $25,388,000 (net of underwriting commissions and issuance costs of approximately $1,780,000).

b.	During the six months ended June 30, 2012, the Company issued a total of 1,117,249 shares of Common Stock in connection with the exercise of a total of 1,117,249 options by certain officers and employees of the Company. The Company received aggregate cash proceeds equal to approximately $1,055,000 in connection with such exercises.

c.	Following FDA approval of taliglucerase alfa on May 1, 2012, the Company started recognizing compensation costs in relation to performance-based awards that were granted in February 2010 to certain officers and employees of the Company which vest over a three-year period commencing upon the FDA's approval of taliglucerase alfa. During the second quarter of 2012, the Company recorded an expense in the amount of approximately $3.5 million for the cumulative period from the date of grant.

NOTE 4 - SUBSEQUENT EVENTS

a.	On July 16, 2012, the Company’s Board of Directors approved the grant of 1,500,000 shares of restricted Common Stock to its officers and certain other employees. Of such restricted shares, 1,100,000 of the shares were issued to the Company's named executive officers and vest in 16 equal, quarterly increments over a four-year period, commencing upon the date of grant and are subject to a 24-month lock-up period, commencing upon the applicable vesting dates. Immediately and automatically in the event of a Change in Control, as such term is defined in the Company's 2006 Stock Incentive Plan, as amended, all of the shares of restricted Common Stock issued to the named executive officers shall vest, and the lock-up periods shall terminate, subject to certain exceptions. The remaining 400,000 shares of restricted Common Stock were issued to other employees of the Company and vest in 12 equal, quarterly increments over a three-year period, commencing upon the date of grant. The Company estimated the fair value of the restricted stock on the date of grant to be approximately $8,580,000.

b.	During July 2012, the Company issued a total of 1,000 shares of Common Stock in connection with the exercise of options to purchase 1,000 shares of Common Stock by an employee of the Company. The aggregate cash proceeds in connection with the exercise of the options are equal to approximately $120.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the consolidated financial statements and the related notes included elsewhere in this Form 10-Q, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 and our Annual Report on Form 10-K for the year ended December 31, 2011. Some of the information contained in this discussion and analysis, particularly with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. You should read "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2011 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

On May 1, 2012, the FDA approved taliglucerase alfa for injection, which is being marketed under the brand name ELELYSO™, as an enzyme replacement therapy (ERT) for the long-term treatment of adult patients with a confirmed diagnosis of type 1 Gaucher disease. Taliglucerase alfa, our first approved drug product, is a proprietary, recombinant form of glucocerebrosidase (GCD) that we developed using ProCellEx. Taliglucerase alfa is the first FDA-approved plant cell-based recombinant therapeutic protein. Gaucher disease is a rare and serious lysosomal storage disorder with severe and debilitating symptoms. Gaucher patients suffer from mutations in or deficiencies of GCD, an enzyme that is naturally found in human cells.

Since May 2012, taliglucerase alfa has been marketed in the United States by Pfizer, our commercialization partner, as provided in the exclusive license and supply agreement by and between Protalix Ltd., our wholly-owned subsidiary, and Pfizer, which we refer to as the Pfizer Agreement. We granted Pfizer an exclusive, worldwide license to develop and commercialize taliglucerase alfa under the Pfizer Agreement but retained those rights in Israel. We have agreed to a specific allocation between Protalix Ltd. and Pfizer of the responsibilities for the continued development efforts for taliglucerase alfa outside of Israel. To date, we have received an upfront payment of $60.0 million in connection with the execution of the Pfizer Agreement and shortly thereafter an additional $5.0 million payment in connection with a clinical development-related milestone. We also received a $25.0 million milestone payment from Pfizer in connection with the FDA's approval of taliglucerase alfa in the United States, and we are eligible to receive potential milestone payments equal to $25.0 million, in the aggregate, for matters relating to the successful achievement of regulatory approval of taliglucerase alfa in the European Union. The agreement provides that we share with Pfizer the future net profits or loss for the development and commercialization of taliglucerase alfa worldwide (except in Israel) on a 40% and 60% basis, respectively. In calculating the net profits under the agreement, there are certain agreed upon limits on the amounts that may be deducted from gross sales for certain expenses and costs of goods sold.

We are cooperating with Pfizer to obtain marketing approval for taligulcerase alfa in additional countries and jurisdictions. Currently, marketing authorization applications have been filed with each of the EMA for the European Union, the Israeli MOH, ANVISA, the Australian TGA and in other territories. In June 2012, the EMA's Committee for Medicinal Products for Human Use (CHMP) adopted an opinion recommending against the marketing authorization of taliglucerase alfa in the European Union. While the CHMP gave a positive risk-benefit assessment for taliglucerase alfa, its recommendation was based solely on the orphan market exclusivity granted to VPRIV®, Shire plc's, or Shire's Gaucher disease treatment. It was not based on the safety and efficacy profile of taliglucerase alfa. We and Pfizer are working together, along with other interested parties, to determine the next steps regarding the CHMP opinion.

The FDA and foreign regulators require manufacturers of drug products to register manufacturing facilities. The FDA and foreign regulators also inspect these facilities to confirm compliance with good manufacturing practices, or GMP, or similar requirements that the FDA or foreign regulators establish. In December 2011, following the submission of the taliglucerase alfa MAA to the EMA, the Irish Medicines Board, or IMB, completed a successful GMP audit of our facility and issued a Certificate of GMP Compliance of a Manufacturer for the facility. The IMB certificate is accepted by all health authorities in the European Union under the European Union's centralized marketing authorization procedure, and by authorities of several other countries that recognize EU certification. In February 2010, the Israeli MOH completed a successful GMP audit of our manufacturing facilities in Carmiel, Israel. On February 20, 2011, we received a letter from the FDA notifying us that the FDA had completed its review of the Establishment Inspection Report in connection with the FDA's inspection of our facility in Carmiel, Israel, and that the FDA had classified our facility as acceptable. In June 2011, ANVISA completed a successful GMP audit of our facility and determined that the facility is acceptable.

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

In the second quarter of 2011, we successfully completed a nine-month, worldwide, multi-center, open-label, switch-over clinical study evaluating the safety and efficacy of switching Gaucher patients currently treated with Cerezyme®, which is produced by Genzyme Corporation, or Genzyme (which was acquired by Sanofi-Aventis in April 2011), to taliglucerase alfa. The results of the switchover trial demonstrate that over the nine-month treatment period, patients remained stable with regard to spleen volume, liver volume, platelet count and hemoglobin concentration, the efficacy endpoints of the switchover trial, after switching from Cerezyme to taliglucerase alfa. The safety analysis of the switchover trial demonstrated that taliglucerase alfa was well tolerated, and no drug-related serious adverse events were reported. The switchover study demonstrates that taliglucerase alfa is an alternative treatment for adult patients with Gaucher disease.

In December 2009, we filed a proposed pediatric investigation plan to the Pediatric Committee of the EMA, which was approved during the first quarter of 2010. We have since concluded enrollment of all of the naïve and switchover pediatric patients required according to the study protocol. All of the naïve patients have concluded the study and we anticipate that the remaining patients will conclude the study around year end. The primary endpoint of the study was change in hemoglobin concentration, and the secondary endpoints were change of spleen volume, liver volume, platelet count and chitotriosidase activity. Patients were enrolled in clinics in Israel, Paraguay, and South Africa. Patients that completed the trial continued treatment in the extension trial. Preliminary data regarding pediatric patients that were treated for 12 months was released in July 2012. After 12 months of treatment with taliglucerase alfa, improvements were seen in the primary endpoint and all secondary endpoints. The majority of treatment-related adverse events were mild or moderate in intensity, and transient in nature. The results of this study suggest that taliglucerase alfa has the potential to provide alternative therapy in pediatric patients with Gaucher disease, as with adults.

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

Currently, patients are being treated with taliglucerase alfa on a commercial basis in the United States and, both within and outside of the United States, through our clinical trials and related studies, in compassionate use programs, special access agreements, named patient provisions and other programs designed to ensure that treatments are available to Gaucher patients in light of recent shortages of approved treatments. In July 2009, following a request by the FDA, we submitted a treatment protocol to the FDA in order to address an expected shortage of the current enzyme replacement therapy approved for Gaucher disease. The treatment protocol was approved by the FDA in August 2009, and we are continuing to treat patients in the United States under this protocol as it winds down with patients being moved to commercial treatment with Elelyso. On July 13, 2010, we announced that the French regulatory authority had granted an Autorisation Temporaire d'Utilisation (ATU), or Temporary Authorization for Use, for taliglucerase alfa for the treatment of Gaucher disease. An ATU is the regulatory mechanism used by the French Health Products and Safety Agency to make non-approved drugs available to patients in France when a genuine public health need exists. This ATU allows Gaucher patients in France to receive treatment with taliglucerase alfa before marketing authorization for the product is granted in the European Union. Payment for taliglucerase alfa has been secured through government allocations to hospitals. In addition to the United States and France, taliglucerase alfa is currently being provided to Gaucher patients under special access agreements or named patient provisions in Brazil and in other countries. Hundreds of patients, in the aggregate, have been treated with taliglucerase alfa.

On August 10, 2010, Pfizer entered into a $30 million short-term supply agreement with the Ministry of Health of Brazil pursuant to which Protalix and Pfizer have provided taliglucerase alfa to the Brazilian Ministry of Health for the treatment of Gaucher patients. During the remainder of 2010 and the first quarter of 2011, we and Pfizer completed the supply of products deliverable under the short-term supply agreement. During 2011, Pfizer recorded an allowance for sales returns in connection with the supply agreement because the Brazilian Ministry of Health requested that Pfizer consider the replacement of certain vials that might expire during 2012. Revenue, net of allowance for sales returns, generated from the Brazilian Ministry of Health was recorded by Pfizer, and we recorded our share of such revenues in accordance with the terms and conditions of the Pfizer Agreement. As such vials are replaced, revenues are recorded upon the supply of the replaced vials, and if it is determined that there is no longer a need for the replacement of vials, the allowance will be reversed and the revenues will be recognized accordingly. During July 2012, we and Pfizer resupplied a portion of the returned vials for which an allowance for return was made during 2011. The total gross value of the resupplied vials is approximately $6.5 million and is expected to be recognized and recorded by Pfizer during the third quarter of 2012. We expect to recognize our share of such revenue in accordance with the terms of the Pfizer Agreement. In addition, we and the Ministry of Health of Brazil are in discussions relating to a possible long-term supply agreement that contemplates, among other matters, providing certain components of our manufacturing technology to the Brazilian Ministry of Health for implementation by it in Brazil. We are currently unable to assess whether these discussions will result in an agreement and we can make no assurance that we will be able to enter into such an agreement on favorable terms, if at all. In any event, we do not expect to supply the Brazilian Ministry of Health taliglucerase alfa until we receive marketing approval of taliglucerase alfa from ANVISA, if at all.

In addition to taliglucerase alfa, we are developing an innovative product pipeline using our ProCellEx protein expression system. Our product pipeline currently includes, among other candidates: (1) PRX-102, a therapeutic protein candidate for the treatment of Fabry disease, a rare, genetic lysosomal disorder in humans; (2) PRX-105, a plant cell expressed pegylated recombinant acetylcholinesterase product candidate for biodefense and other indications; (3) PRX-106, or pr-antiTNF, a plant cell expressed recombinant fusion protein made from the soluble form of the human TNF receptor (TNFR) and an antibody portion, which is being developed as a treatment of certain immune diseases such as rheumatoid arthritis, juvenile idiopathic arthritis, spondylitis, psoriatic arthritis and plaque psoriasis; (4) an orally-administered glucocerebrosidase enzyme for the treatment of Gaucher patients utilizing oral delivery of the recombinant enzyme produced within carrot cells; and (5) two additional undisclosed therapeutic proteins, both of which are being evaluated in animal studies. We participated in a pre-investigational new drug, or IND, meeting with respect to one of the undisclosed product candidates in the first quarter of 2012 and a pre-IND meeting for the second candidate is planned for around the end of 2012. In March 2010, we initiated a preliminary phase I clinical trial of PRX-105 which we completed in June 2010. We are currently preparing for further efficacy trials of this product candidate in larger animals. In our preclinical studies we utilized an analogue to nerve gas. However, we anticipate that we will use live nerve gas rather than an analogue in the proposed additional efficacy trials in animals. In December 2010, we held a pre-IND meeting with the FDA with respect to PRX-102. We subsequently completed preclinical trials in small and large animals with respect to PRX-102 and have recently submitted an IND to the FDA in connection with an anticipated phase I/II clinical study of PRX-102 in Fabry patients. We expect to initiate the trial shortly after the IND is approved by the FDA, if at all. In December 2011, we held a pre-IND meeting with respect to PRX-106 and we expect to submit an IND around year end. We are also conducting pre-clinical trials of our orally-administrated glucocerebrosidase enzyme for the treatment of Gaucher disease in small and large animals. We plan to apply, in late 2012, for regulatory approval for the initiation of a clinical trial in Gaucher patients designed to achieve a first of a kind proof in concept regarding orally-administrated glucocerebrosidase.

Except for the rights to commercialize taliglucerase alfa worldwide (other than Israel) which we licensed to Pfizer, we hold the worldwide commercialization rights to our proprietary development candidates, and we intend to establish an internal, commercial infrastructure and targeted sales force to market taliglucerase alfa in Israel upon its approval in Israel, if at all, and our other products in North America, the European Union and in other significant markets, including Israel, subject to required marketing approvals. In addition, we continuously evaluate potential strategic marketing partnerships.

Critical Accounting Policies

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

Results of Operations

Three months ended June 30, 2012 compared to the three months ended June 30, 2011

Revenues

We recorded revenues of $26.1 million during the three months ended June 30, 2012, an increase of $25.3 million from revenues of $764,000 for the three months ended June 30, 2011. The revenues represent the $25.0 million payment we received from Pfizer under the Pfizer Agreement in connection with the FDA approval of taliglucerase alfa on May 1, 2012 and a pro rata amortization of the $65.0 million upfront and milestone payments of $1.1 million in each quarterly period.

Our share in the Collaboration Agreement

We recorded loss of $855,000 as our share in the collaboration under the Pfizer Agreement during the three months ended June 30, 2012 compared to loss of $5.4 million for the three months ended June 30, 2011. The loss recorded is calculated as our 40% share of the loss generated during the period which was primarily the result of operational expenses relating primarily to the commercial launch of taliglucerase alfa in the United States, which expenses exceeded the net revenues from taliglucerase alfa recognized and recorded by Pfizer during the period. Our share in the loss generated during the three months ended June 30, 2011 was primarily the result of an allowance for sales return in connection with the August 2010 short-term supply agreement with the Brazilian Ministry of Health because the ministry requested that Pfizer consider the replacement of certain vials that might expire during 2012. Under the terms and conditions of the Pfizer Agreement, financial information of Pfizer’s subsidiaries that operate outside the United States is included based on the fiscal year ending November 30, while financial information for the U.S. entity is included based on the fiscal year ending December 31.

Cost of Revenues

Cost of revenues was $3.3 million and $132,000 for the three months ended June 30, 2012 and June 30, 2011, respectively. Cost of revenues for the three months ended June 30, 2012 include $1.8 million of royalties paid to the Office of the Chief Scientist of the Israeli Ministry of Industry, Trade and Labor, or the OCS, and a certain academic institution in connection with the $25.0 million milestone payment and gross sales of taliglucerase alfa during the period and $1.5 million primarily for certain fixed costs relating to our manufacturing facility, including rent, depreciation and maintenance expenses, and to a much lesser extent, the direct cost of products delivered to Pfizer during the period.

Research and Development Expenses, Net

Research and development expenses were $10.5 million for the three months ended June 30, 2012, an increase of $1.8 million, or 20%, from $8.8 million for the three months ended June 30, 2011. The increase resulted primarily from an increase of $2.9 million in salaries expense primarily due to share-based compensation and the payment during the period of bonuses in connection with the FDA approval of taliglucerase alfa on May 1, 2012. The share-based compensation relates to certain stock options that were granted in February 2010 which, in accordance with their terms, vest over a three-year period commencing upon FDA approval of taliglucerase alfa. As such share-based expense relates to services performed from the date of grant of the respective options through the FDA approval date, the expenses were recorded during the three months ended June 30, 2012. The increase was partially offset by a decrease of $801,000 of costs related to consulting and subcontractors associated with research and development activities and by grants of approximately $844,000, in the aggregate, from the OCS and reimbursement for certain expenses in accordance with the terms and conditions of the Pfizer Agreement of $845,000 during the three months ended June 30, 2012 compared to the total of grants of $816,000 from the OCS, and of reimbursement of approximately $633,000 from Pfizer, during the three months ended June 30, 2011.

We expect research and development expenses for our various development programs to continue to be our primary expense.

General and Administrative Expenses

General and administrative expenses were $3.5 million for the three months ended June 30, 2012, an increase of $1.7 million, or 94%, from $1.8 million for the three months ended June 30, 2011. The increase resulted primarily from an increase of $1.7 million in salaries expense primarily due to share-based compensation and the payment during the period of bonuses in connection with the FDA approval of taliglucerase alfa on May 1, 2012. The share-based compensation relates to certain stock options that were granted in February 2010 which, in accordance with their terms, vest over a three-year period commencing upon FDA approval of taliglucerase alfa. As such share-based expenses relate to services performed from the date of grant of the respective options through the FDA approval date, the expenses were recorded during the three months ended June 30, 2012.

Financial Income, Net

Financial income was $22,000 for the three months ended June 30, 2012, compared to financial income of $179,000 for the three months ended June 30, 2011.

Six months ended June 30, 2012 compared to the six months ended June 30, 2011

Revenues

We recorded revenues of $30.0 million during the six months ended June 30, 2012, an increase of $25.1 million from revenues of $4.9 million for the six months ended June 30, 2011. The revenues represent the $25.0 million payment we received from Pfizer under the Pfizer Agreement in connection with the FDA approval of taliglucerase alfa on May 1, 2012 and a pro rata amortization of the $65.0 million upfront and milestone payments of $1.1 million in each quarterly period.

Our share in the Collaboration Agreement

We recorded loss of $988,000 as our share in the collaboration under the Pfizer Agreement during the six months ended June 30, 2012 compared to loss of $3.5 million for the six months ended June 30, 2011. The loss recorded is calculated as our 40% share of the loss generated during the period which was primarily the result of operational expenses relating to the launch of taliglucerase alfa in the United States, which expenses exceeded the net revenues from taliglucerase alfa recognized and recorded by Pfizer during the period. Our share in the loss generated during the six months ended June 30, 2011 was primarily the result of an allowance for sales return in connection with the August 2010 short-term supply agreement with the Brazilian Ministry of Health because the ministry requested that Pfizer consider the replacement of certain vials that might expire during 2012. Under the terms and conditions of the Pfizer Agreement, financial information of Pfizer’s subsidiaries that operate outside the United States is included based on the fiscal year ending November 30, while financial information for the U.S. entity is included based on the fiscal year ending December 31.

Cost of Revenues

Cost of revenues was $4.6 million and $910,000 for the six months ended June 30, 2012 and June 30, 2011, respectively. Cost of revenues for the six months ended June 30, 2012 include $1.8 million for royalties paid to the OCS and a certain academic institution in connection with the $25.0 million milestone payment and gross sales of taliglucerase alfa during the period and $2.8 million primarily for certain fixed costs relating to our manufacturing facility, including rent, depreciation and maintenance expenses, and to a much lesser extent, the direct cost of products delivered to Pfizer during the period.

Research and Development Expenses, Net

Research and development expenses were $19.4 million for the six months ended June 30, 2012, an increase of $60,000, from $19.3 million for the six months ended June 30, 2011. The increase resulted primarily from an increase of $2.7 million in salaries expense primarily due to share-based compensation and the payment during the period of bonuses in connection with the FDA approval of taliglucerase alfa on May 1, 2012. The share-based compensation relates to certain stock options that were granted in February 2010 and which, in accordance with their terms, vest over a three-year period commencing upon FDA approval of taliglucerase alfa. As such share-based expenses relate to services performed from the date of grant of the respective options through the FDA approval date, the expenses were recorded during the three months ended June 30, 2012. The increase was partially offset by $1.3 million of costs related to consulting and subcontractors associated with research and development activities and a decrease of $504,000 in certain expenses, such as rent and maintenance, that were classified as cost of revenues after the approval of taliglucerase alfa. The increase was also the result of grants received from the OCS of approximately $2.4 million and of reimbursement of certain expenses in accordance with the terms and conditions of the Pfizer Agreement of $1.3 million during the six months ended June 30, 2012, compared to the total of grants of $1.8 million from the OCS, and of reimbursement of approximately $2.0 million, in connection with certain expenses incurred during the six months ended June 30, 2011.

We expect research and development expenses for our various development programs to continue to be our primary expense.

General and Administrative Expenses

General and administrative expenses were $5.1 million for the six months ended June 30, 2012, an increase of $1.3 million, or 36%, from $3.8 million for the six months ended June 30, 2011. The increase resulted primarily from an increase of $1.6 million in salaries expense primarily due to share-based compensation and the payment during the period of bonuses in connection with the FDA approval of taliglucerase alfa on May 1, 2012. The share-based compensation relates to certain stock options that were granted in February 2010 which, in accordance with their terms, vest over a three-year period commencing upon FDA approval of taliglucerase alfa. As such share-based expenses relate to services performed from the date of grant of the respective options through the FDA approval date, the expenses were recorded during the three months ended June 30, 2012. The increase was partially offset by a decrease of $331,000 in legal and accounting expenses.

Financial Income, Net

Financial income was $183,000 for the six months ended June 30, 2012, compared to financial income of $165,000.

Liquidity and Capital Resources

Sources of Liquidity

As a result of our significant research and development expenditures and the lack of any approved product (prior to the May 2012 approval of taliglucerase alfa) to generate significant product sales revenue, we have not been profitable, with the exception of the three and six month periods ended June 30, 2012, which were primarily the result of the milestone payment we received in connection with the FDA approval of taliglucerase alfa on May 1, 2012, and have generated operating losses since our inception. To date, we have funded our operations primarily with proceeds equal to $31.3 million from the private sale of shares of our common stock and from sales of convertible preferred and ordinary shares of Protalix Ltd., and an additional $14.1 million in connection with the exercise of warrants issued in connection with the sale of such ordinary shares, through December 31, 2008. In addition, on October 25, 2007, we generated gross proceeds of $50.0 million in connection with an underwritten public offering of our common stock; on March 23, 2011, we generated gross proceeds of $22.0 million in connection with an underwritten public offering of our common stock; and on February 22, 2012, we generated gross proceeds of $27.2 million in connection with an underwritten public offering of our common stock. In 2012, the OCS awarded us a grant of up to approximately $4.3 million for the calendar years 2011 and 2012. The OCS awarded the grant to promote the advancement of our drug development programs.

Furthermore, on November 30, 2009, we entered into an exclusive license and supply agreement with Pfizer pursuant to which Pfizer made an upfront payment to Protalix Ltd. of $60.0 million in connection with the execution of the agreement and subsequently paid Protalix Ltd. an additional $5.0 million upon our achievement of a certain milestone, as provided in the agreement. In addition, we received a $25.0 million milestone payment in connection with the FDA's approval of taliglucerase alfa in May 2012. We are also eligible to receive milestone payments of $25.0 million, in the aggregate, for matters relating to the receipt of regulatory approval of taliglucerase alfa in the European Union, if at all. Protalix Ltd. is entitled to payments equal to 40% of the net profits earned by Pfizer on Pfizer's sales of taliglucerase alfa. In calculating net profits there are certain agreed upon limits on the amounts that may be deducted from gross sales for certain expenses and costs of goods sold.

We believe that the funds currently available to us as are sufficient to satisfy our capital needs for at least the next 12 months.

Cash Flows

Net cash provided from operations was $6.8 million for the six months ended June 30, 2012. The net income for the six months ended June 30, 2012 of $3.7 million increased mainly due to $3.8 million in share-based compensation and $1.9 million in depreciation, and a $2.0 million increase in accounts payable and accruals, which was partially offset by a decrease of $3.5 million in deferred revenues. Net cash used in investing activities for the six months ended June 30, 2012 was $1.1 million and consisted primarily of purchases of property and equipment. Net cash provided by financing activities was $26.6 million, consisting primarily of net proceeds from our February 2012 underwritten public offering of common stock.

Net cash used in operations was $8.8 million for the six months ended June 30, 2011. The net loss for the six months ended June 30, 2011 of $18.7 million decreased mainly due to a decrease of $2.0 million in accounts receivable and an increase in accounts payable and accruals of $4.8 million and $1.8 million in depreciation. Net cash used in investing activities for the six months ended June 30, 2011 was $4.1 million and consisted primarily of purchases of property and equipment. Net cash provided from financing activities was $20.9 million mainly due to our underwritten public offering of common stock.

Future Funding Requirements

We expect to continue to incur operating losses in the near future. However, we anticipate that we will generate revenues to offset any such losses as Pfizer's commercialization efforts for taliglucerase alfa progress, and anticipated marketing approvals of taliglucerase alfa are granted outside of the United States, including, primarily, in Israel and Brazil. We expect to continue to incur significant research and development expenses, including expenses related to the hiring of personnel and the advancement of the product candidates in our pipeline into clinical trials. We expect that general and administrative expenses will increase as we expand our administrative staff, add infrastructure and incur additional costs related to the continued progression of the commercialization of taliglucerase alfa.

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

Our future capital requirements will depend on many factors, including the progress of Pfizer's commercialization efforts in the United States, and, if anticipated marketing approvals of taliglucerase alfa are granted outside of the United States, globally, the progress and results of our clinical trials, the duration and cost of discovery and preclinical development and laboratory testing and clinical trials for our product candidates, the timing and outcome of regulatory review of our product candidates, the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims and other intellectual property rights, the number and development requirements of other product candidates that we pursue and the costs of commercialization activities, including product marketing, sales and distribution.

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

Effects of Inflation and Currency Fluctuations

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation has had a material effect on our results of operations during the six months ended June 30, 2012 or the six months ended June 30, 2011.

Currency fluctuations could affect us through increased or decreased acquisition costs for certain goods and services. We do not believe currency fluctuations have had a material effect on our results of operations during the six months ended June 30, 2012 or the six months ended June 30, 2011.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of each of June 30, 2012 and June 30, 2011.

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

	Six months ended June 30,		Year ended December 31,
	2012	2011	2011
Average rate for period	3.7974	3.5213	3.578
Rate at period end	3.9230	3.4150	3.821

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

Changes in internal controls

There were no changes to our internal controls over financial reporting (as defined in Rules 13a-15f and 15d-15f under the Exchange Act) that occurred during the quarter ended June 30, 2012 that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not involved in any material legal proceedings.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011 and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities during the six months ended June 30, 2012.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Date	Filed Herewith
3.1	Amended and Restated Articles of Incorporation of the Company	S-4	333-48677	3.4	March 26, 1998
3.2	Article of Amendment to Articles of Incorporation dated June 9, 2006	8-A	001-33357	3.2	March 9, 2007
3.3	Article of Amendment to Articles of Incorporation dated December 13, 2006	8-A	001-33357	3.3	March 9, 2007
3.4	Article of Amendment to Articles of Incorporation dated December 26, 2006	8-A	001-33357	3.4	March 9, 2007
3.5	Article of Amendment to Articles of Incorporation dated February 26, 2007	8-A	001-33357	3.5	March 9, 2007
3.6	Amended and Restated Bylaws of the Company, as amended July 15, 2012	8-K	001-33357	3.1	July 18, 2012
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Certification of Chief Executive Officer	X

32.2	18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Certification of Chief Financial Officer	X

101.INS	XBRL INSTANCE FILE	X

101.SCH	XBRL SHEMA FILE	X

101.CAL	XBRL CALCULATION FILE	X

101.DEF	XBRL DEFINITION FILE	X

101.LAB	XBRL LABEL FILE	X

101.PRE	XBRL PRESENTATION FILE	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROTALIX BIOTHERAPEUTICS, INC.
(Registrant)
Date: August 3, 2012	By:	/s/ David Aviezer
David Aviezer, Ph.D. President and Chief Executive Officer (Principal Executive Officer)

Date: August 3, 2012	By:	/s/ Yossi Maimon
Yossi Maimon Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)

