Form 10-Q
period 2013-03-31
Protalix BioTherapeutics, Inc.
filed 2013-05-09
CIK 1006281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to _________

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

On May 1, 2013, approximately 93,503,268 shares of the Registrant’s common stock, $0.001 par value, were outstanding.

FORM 10-Q

i

Except where the context otherwise requires, the terms, “we,” “us,” “our” or “the Company,” refer to the business of Protalix BioTherapeutics, Inc. and its consolidated subsidiaries, and “Protalix” or “Protalix Ltd.” refers to the business of Protalix Ltd., our wholly-owned subsidiary and sole operating unit.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The statements set forth under the captions “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors,” and other statements included elsewhere in this Quarterly Report on Form 10-Q, which are not historical, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, including statements regarding expectations, beliefs, intentions or strategies for the future. When used in this report, the terms “anticipate,” “believe,” “estimate,” “expect,” “can,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” and words or phrases of similar import, as they relate to our company or our subsidiaries or our management, are intended to identify forward-looking statements. We intend that all forward-looking statements be subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance, and we undertake no obligation to update or revise, nor do we have a policy of updating or revising, any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, except as may be required under applicable law. Forward-looking statements are subject to many risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements.

Examples of the risks and uncertainties include, but are not limited to, the following:

•	risks related to the commercialization efforts for taliglucerase alfa in the United States, Israel and Brazil;

•	the risk of significant delays in the commercial introduction of taliglucerase alfa in other markets as planned;

•	our ability to enter into supply arrangements with the Brazilian Ministry of Health, or the Brazilian MOH, or other parties and to supply drug product pursuant to such arrangements;

•	the risk that we will not be able to develop a successful sales and marketing organization for any of our product candidates in a timely manner, if at all;

•	risks related to the acceptance and use of taliglucerase alfa or any of our product candidates, if approved, by physicians, patients and third-party payors;

•	delays in the approval or the potential rejection of any application filed with or submitted to the regulatory authorities reviewing taliglucerase alfa outside of the United States, Israel, Brazil and other countries in which taliglucerase alfa is already approved;

•	our ability to establish and maintain strategic license, collaboration and distribution arrangements, and to manage our relationships with Pfizer Inc., or Pfizer, or any other collaborator, distributor or partner;

•	risks relating to our ability to finance our research programs, the expansion of our manufacturing capabilities and the ongoing costs in the case of delays in regulatory approvals for taliglucerase alfa outside of the United States, Israel, Brazil and other countries in which taliglucerase alfa is already approved;

•	delays in our preparation and filing of applications for regulatory approval of our other product candidates in the United States, the European Union and elsewhere;

•	our expectations with respect to the potential commercial value of our product and product candidates;

•	the risk that products that are competitive to our product candidates may be granted orphan drug status in certain territories and, therefore, our product candidates may be subject to potential marketing and commercialization restrictions;

•	the impact of the development of competing therapies and/or technologies;

ii

•	any lack of progress of our research and development activities and our clinical activities with respect to any product candidate;

•	the inherent risks and uncertainties in developing the types of drug platforms and products we are developing;

•	potential product liability risks, and risks of securing adequate levels of product liability and clinical trial insurance coverage;

•	the possibility of infringing a third party’s patents or other intellectual property rights;

•	the uncertainty of obtaining patents covering our products and processes and in successfully enforcing our intellectual property rights against third parties;

•	risks relating to biosimilar legislation and/or healthcare reform in the United States or elsewhere; and

•	the possible disruption of our operations due to terrorist activities and armed conflict, including as a result of the disruption of the operations of regulatory authorities, our subsidiaries, our manufacturing facilities and our customers, suppliers, distributors, collaborative partners, licensees and clinical trial sites.

Companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in advanced or late-stage clinical trials, even after obtaining promising earlier trial results or preliminary findings for such clinical trials. Even if favorable testing data is generated from clinical trials of a drug product, the U.S. Food and Drug Administration, or the FDA, or foreign regulatory authorities may not accept or approve a marketing application filed by a pharmaceutical or biotechnology company for the drug product.

These forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. These and other risks and uncertainties are detailed under the heading "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2012, and are described from time to time in the reports we file with the Securities and Exchange Commission, or the Commission.

iii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

PROTALIX BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands)

(Unaudited)

	March 31, 2013	December 31, 2012

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$41,870	$52,035
Accounts receivable- Trade	1,698	1,410
Other assets	3,553	3,686
Inventories	5,773	4,039
Total current assets	52,894	61,170

FUNDS IN RESPECT OF EMPLOYEE
RIGHTS UPON RETIREMENT	1,343	1,247
PROPERTY AND EQUIPMENT, NET	15,705	16,310
Total assets	$69,942	$78,727

LIABILITIES NET OF CAPITAL DEFICIENCY

CURRENT LIABILITIES:
Accounts payable and accruals:
Trade	$3,762	$5,267
Other	12,055	11,051
Deferred revenues	8,591	9,437
Total current liabilities	24,408	25,755

LONG TERM LIABILITIES:
Deferred revenues	46,994	48,888
Liability in connection with collaboration operation	2,700	5,425
Liability for employee rights upon retirement	2,123	2,016
Total long term liabilities	51,817	56,329
Total liabilities	76,225	82,084

COMMITMENTS

CAPITAL DEFICIENCY	(6,283)	(3,357)

Total liabilities net of capital deficiency	$69,942	$78,727

The accompanying notes are an integral part of the condensed consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(U.S. dollars in thousands, except share data)

(Unaudited)

	Three Months Ended
	March 31, 2013	March 31, 2012

REVENUES	$3,568	$3,861
COMPANY’S SHARE IN COLLABORATION AGREEMENT	400	(133)
COST OF REVENUES	(971)	(1,320)
GROSS PROFIT	2,997	2,408
RESEARCH AND DEVELOPMENT EXPENSES (1)	(7,754)	(8,847)
Less – grants and reimbursements	2,431	2,003
RESEARCH AND DEVELOPMENT EXPENSES, NET	(5,323)	(6,844)
GENERAL AND ADMINISTRATIVE EXPENSES (2)	(2,103)	(1,629)
OPERATING LOSS	(4,429)	(6,065)
FINANCIAL INCOME – NET	108	161
NET LOSS FOR THE PERIOD	$(4,321)	$(5,904)

NET LOSS PER SHARE OF COMMON STOCK – BASIC AND DILUTED	$0.05	$0.07

WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK USED IN COMPUTING LOSS PER SHARE-BASIC AND DILUTED	92,184,220	87,821,078
(1) Includes share-based compensation	870	61
(2) Includes share-based compensation	497	68

The accompanying notes are an integral part of the condensed consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN CAPITAL DEFICIENCY

(U.S. dollars in thousands, except share data)

(Unaudited)

			Additional
	Common	Common	paid–in	Accumulated
	Stock (1)	Stock	capital	deficit	Total
	Number of shares	Amount
Balance at December 31, 2011	85,630,157	$86	$145,814	$(171,977)	$(26,077)
Changes during three-month period ended March 31, 2012:
Common stock issued for cash (net of issuance costs of $1,780)	5,175,000	5	25,383		25,388
Share-based compensation related to stock options			129		129
Exercise of options granted to employees and non-employees	17,095	*	7		7
Net Loss for the period				(5,904)	(5,904)
Balance at March 31, 2012	90,822,252	$91	$171,333	$(177,881)	$(6,457)
Balance at December 31, 2012	93,489,809	$93	$180,145	$(183,595)	$(3,357)
Changes during three-month period ended March 31, 2013:
Share-based compensation related to stock options			347		347
Share-based compensation related to restricted stock award			1,020		1,020
Exercise of options granted to employees	12,421	1	27		28
Net Loss for the period				(4,321)	(4,321)
Balance at March 31, 2013	93,502,230	$94	$181,539	$(187,916)	$(6,283)

* Represents an amount less than $1.

(1)	Common Stock, $0.001 par value; Authorized – as of March 31, 2013 and 2012 - 150,000,000 shares.

The accompanying notes are an integral part of the condensed consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

(Unaudited)

	Three Months Ended
	March 31, 2013	March 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(4,321)	$(5,904)
Adjustments required to reconcile net loss to net cash used in operating activities:
Share based compensation	1,367	129
Depreciation and write down of fixed assets	926	930
Financial income, net (mainly exchange differences)	(78)	(114)
Changes in accrued liability for employee rights upon retirement	60	44
Gain on amounts funded in respect of employee rights upon retirement	(19)	(5)
Changes in operating assets and liabilities:
Decrease in deferred revenues (including non-current portion)	(2,740)	(2,405)
Decrease (increase) in accounts receivable and other assets	(42)	1,270
Decrease (increase) in inventories	(1,734)	16
Decrease in accounts payable and accruals (including long term )	(3,005)	(242)
Net cash used in operating activities	$(9,586)	$(6,281)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	$(642)	$(810)
Amounts funded in respect of employee rights upon retirement, net	(47)	(42)
Net cash used in investing activities	$(689)	$(852)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of shares, net of issuance cost		$25,538
Exercise of options		36
Net cash provided by financing activities		$25,574
EFFECT OF EXCHANGE RATE CHANGES ON CASH	$110	163
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(10,165)	18,604
BALANCE OF CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	52,035	27,001
BALANCE OF CASH AND CASH EQUIVALENTS AT END OF PERIOD	$41,870	$45,605

The accompanying notes are an integral part of the condensed consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

(Unaudited)

(Continued) - 2

	Three Months Ended
	March 31, 2013	March 31, 2012

SUPPLEMENTARY INFORMATION ON INVESTING AND FINANCING ACTIVITIES NOT INVOLVING CASH FLOWS:
Purchase of property and equipment	$815	$829
Issuance cost not yet paid		$150
Exercise of options granted to employees	$28	$2

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

On May 1, 2012, the U.S. Food and Drug Administration (“FDA”) approved taliglucerase alfa for injection, the Company’s first approved drug product, as an enzyme replacement therapy (ERT) for the long-term treatment of adult patients with a confirmed diagnosis of type 1 Gaucher disease. Taliglucerase alfa is a proprietary, recombinant form of glucocerebrosidase (GCD) that the Company developed using ProCellEx. Taliglucerase alfa was also approved by the Israeli Ministry of Health (the “Israeli MOH”) in September 2012, by the Brazilian Ministry of Health in March 2013 and by the applicable regulatory authorities of certain other countries. Taliglucerase alfa is the first plant cell-based recombinant therapeutic protein approved by each of the FDA and the Israeli MOH.

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

PROTALIX BIOTHERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (continued):

The Company is cooperating with Pfizer to obtain marketing approval for taliglucerase alfa in additional countries and jurisdictions. Currently, marketing authorization applications have been filed in a number of countries.

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

In addition to the approval of taliglucerase alfa for marketing in the United States, Israel, Brazil, Mexico and other countries, successful completion of the Company’s development programs and its transition to normal operations is dependent upon obtaining the foreign regulatory approvals required to sell its products internationally. In accordance with the terms and conditions of the Pfizer Agreement, the Company received a $25.0 million milestone payment in connection with the FDA’s approval of taliglucerase alfa in the United States. A substantial amount of time may pass before the Company achieves a level of revenues adequate to support its operations, if at all and the Company also expects to incur substantial expenditures in connection with the regulatory approval process for each of its product candidates during their respective developmental periods.

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

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2012, filed by the Company with the Securities and Exchange Commission. The comparative balance sheet at December 31, 2012 has been derived from the audited financial statements at that date.

c.	Net loss per share

Basic and diluted loss per share (“LPS”) are computed by dividing net loss by the weighted average number of shares of the Company’s Common Stock, par value $0.001 per share (the “Common Stock”) outstanding for each period.

Diluted LPS does not include 7,373,768 and 7,471,571 shares of Common Stock underlying outstanding options and restricted shares of Common Stock for the three months ended March 31, 2012 and 2013, respectively, because the effect would be anti-dilutive.

NOTE 2 - INVENTORIES

Inventory at March 31, 2013 and December 31, 2012 consisted of the following:

	March 31,	December 31,
	2013	2012
	(U.S. dollars in thousands)
Raw materials	$2,418	$2,118
Work in progress	341	192
Finished goods	3,014	1,729
Total inventory	$5,773	$4,039

Prior to the FDA's approval of taliglucerase alfa, manufacturing costs related to taliglucerase alfa were not capitalized; rather, such costs were expensed as research and development expenses. Effective as of the FDA approval of taliglucerase alfa on May 1, 2012, the Company capitalizes all manufacturing costs associated with taliglucerase alfa.

NOTE 3 - STOCK TRANSACTIONS

During the three months ended March 31, 2013, the Company issued a total of 12,421 shares of Common Stock in connection with the exercise of a total of 12,421 options by certain employees of the Company. The aggregate proceeds in connection with such exercises totaled approximately $28,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the consolidated financial statements and the related notes included elsewhere in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2012. Some of the information contained in this discussion and analysis, particularly with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. You should read “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012 for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

On May 1, 2012, the FDA approved for sale our first commercial product, taliglucerase alfa for injection, which is being marketed under the brand name ELELYSO™, as an enzyme replacement therapy (ERT) for the long-term treatment of adult patients with a confirmed diagnosis of type 1 Gaucher disease. Subsequently, taliglucerase alfa was approved by the Brazilian National Health Surveillance Agency (ANVISA, Agencia Nacional de Vigilancia Sanitaria) in March 2013, by the Israeli Ministry of Health, or the Israeli MOH, in September 2012, and by the applicable regulatory authorities in Uruguay, Mexico and Chile. Taliglucerase alfa is our proprietary, recombinant form of glucocerebrosidase (GCD) that is produced or expressed through ProCellEx. Taliglucerase alfa is the first plant cell-based recombinant therapeutic protein to be approved by each of the FDA and the Israeli MOH, or by the regulatory agencies with jurisdiction over any substantial market. Gaucher disease is a rare and serious lysosomal storage disorder with severe and debilitating symptoms. Gaucher patients suffer from mutations in or deficiencies of GCD, an enzyme that is naturally found in human cells.

Since May 2012, taliglucerase alfa has been marketed in the United States by Pfizer, our commercialization partner, as provided in the exclusive license and supply agreement by and between Protalix Ltd., our wholly-owned subsidiary, and Pfizer, which we refer to as the Pfizer Agreement. We granted Pfizer an exclusive, worldwide license to develop and commercialize taliglucerase alfa under the Pfizer Agreement, but retained those rights in Israel. We have agreed to a specific allocation between Protalix Ltd. and Pfizer of the responsibilities for the continued development efforts for taliglucerase alfa outside of Israel. Since 2013, taliglucerase alfa has been marketed in Israel by Protalix Ltd., our wholly-owned subsidiary.

We are cooperating with Pfizer to obtain marketing approval for taliglucerase alfa in additional countries and jurisdictions. In addition to those countries in which taliglucerase alfa has been approved, marketing authorization applications have been filed in other countries.

In December 2012, we entered into a Clinical Development Agreement with Pfizer under which we will continue to manage, administer and sponsor current, ongoing clinical trials relating to taliglucerase alfa. We are currently sponsoring adult and pediatric extension studies of taliglucerase alfa. New clinical trials for taliglucerase alfa will be conducted and sponsored by Pfizer. Under the terms of the agreement, we were eligible to receive a payment of $8.3 million upon the achievement of certain near-term clinical development goals. The goals were achieved prior to the end of fiscal year 2012 and the $8.3 million payment has been paid in full. This agreement helps to maintain the continuity of the ongoing clinical trials for Gaucher patients and physicians and reinforces the companies’ mutual commitment to the Gaucher community.

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

On August 10, 2010, Pfizer entered into a $30 million short-term supply agreement with the Brazilian Ministry of Health, or the Brazilian MOH, pursuant to which Protalix and Pfizer have provided taliglucerase alfa to the Brazilian MOH for the treatment of Gaucher patients. During the remainder of 2010 and the first quarter of 2011, we and Pfizer completed the supply of products deliverable under the short-term supply agreement. During 2011, the Brazilian MOH requested that Pfizer consider the replacement of certain vials that might expire during 2012. During the third quarter of 2012, we and Pfizer resupplied a portion of the returned vials. In addition, we and the Brazilian MOH are in advanced discussions relating to a possible long-term supply agreement that contemplates, among other matters, providing certain components of our manufacturing technology to the Brazilian MOH for implementation by it in Brazil. We are currently unable to assess whether these discussions will result in an agreement and we can make no assurance that we will be able to enter into such an agreement on favorable terms, if at all.

In addition to taliglucerase alfa, we are developing an innovative product pipeline using our ProCellEx protein expression system. Our product pipeline currently includes, among other candidates: (1) PRX-102, a therapeutic protein candidate for the treatment of Fabry disease, a rare, genetic lysosomal disorder in humans, currently in a phase I/II clinical trial, for which the first patient was treated in December 2012; (2) PRX-105, a plant cell expressed pegylated recombinant acetylcholinesterase product candidate for biodefense and other indications, which was the subject of a completed phase I clinical trial; (3) PRX-112, an orally-administered glucocerebrosidase enzyme for the treatment of Gaucher patients utilizing oral delivery of the recombinant GCD enzyme produced and encapsulated within carrot cells, currently in a phase I clinical study for which the first patient was treated in April 2013; (4) PRX-106, or pr-antiTNF, a plant cell expressed recombinant fusion protein made from the soluble form of the human TNF receptor (TNFR) and an antibody portion, which is being developed as a treatment of certain immune diseases such as rheumatoid arthritis, Chrohn's disease, placque psoriasis and other autoimmune disorders, for which we have performed animal studies; and (5) two additional undisclosed therapeutic proteins, both of which are being evaluated in animal studies. We participated in a pre-investigational new drug, or IND, meeting with respect to one of the undisclosed product candidates in the first quarter of 2012 and a pre-IND meeting for the second candidate is planned for 2013. In December 2011, we held a pre-IND meeting with respect to PRX-106 and we expect to submit an IND during 2013.

Except for the rights to commercialize taliglucerase alfa worldwide (other than Israel) which we licensed to Pfizer, we hold the worldwide commercialization rights to all our proprietary development candidates. We have built an internal marketing team designed to serve the Israeli market for taliglucerase alfa and we intend to establish internal commercialization and marketing teams for our other product candidates in North America, the European Union and in other significant markets, including Israel, subject to required marketing approvals, as the need arises. In addition, we continuously evaluate potential strategic marketing partnerships as well as collaboration programs with biotechnology and pharmaceutical companies and academic research institutes.

Critical Accounting Policies

Our significant accounting policies are more fully described in Note 1 to our consolidated financial statements appearing in this Quarterly Report. There have not been any changes to our significant accounting policies since the Annual Report on Form 10-K for the year ended December 31, 2012.

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

Results of Operations

Three months ended March 31, 2013 compared to the three months ended March 31, 2012

Revenues

We recorded revenues of $3.6 million during the three months ended March 31, 2013, a decrease of $293,000, or 8%, from revenues of $3.9 million for the three months ended March 31, 2012. The revenues represent a pro rata amortization of the $65.0 million upfront and milestone payments of $1.1 million in each quarterly period, $1.0 million for the quarter ended March 31, 2013 in connection with products we sold in Israel and $1.5 million in connection with products we delivered to Pfizer under our license agreement.

Our share in the Collaboration Agreement

We recorded revenue of $400,000 as our share of net income from the collaboration under the Pfizer Agreement during the three months ended March 31, 2013 compared to $133,000 of loss for the three months ended March 31, 2012. Our share in the collaboration agreement recorded during the three months ended March 31, 2013 represents our 40% share of the net income generated during the period, which was primarily the result of revenues generated by Pfizer in the United States which exceeded the expenses during such period. Under the terms and conditions of the Pfizer Agreement, financial information of Pfizer’s subsidiaries that operate outside the United States is included based on the fiscal year ending November 30, while financial information for the U.S. entity is included based on the fiscal year ending December 31.

Cost of Revenues

Cost of revenues was $971,000 and $1.3 million for the three months ended March 31, 2013 and 2012, respectively. Cost of revenues for the three months ended March 31, 2013 consists primarily of certain fixed costs relating to our manufacturing facility, including rent, depreciation, salary and maintenance expenses, and to a much lesser extent, the direct cost of products we sold in Israel and products we delivered to Pfizer for which revenues were recognized during the period. Prior to the FDA's approval of taliglucerase alfa, manufacturing costs related to taliglucerase alfa were not capitalized; rather, such costs were expensed as research and development expenses. Effective as of the FDA approval of taliglucerase alfa on May 1, 2012, we capitalize all manufacturing costs associated with taliglucerase alfa.

Research and Development Expenses, Net

Research and development expenses were $7.8 million for the three months ended March 31, 2013, a decrease of $1.1 million, or 12%, from $8.8 million for the three months ended March 31, 2012. The decrease resulted primarily from a decrease of $854,000 in rent and other overhead costs and $1.2 million in materials which have been classified as cost of revenues or capitalized as inventory after the FDA's approval of taliglucerase alfa in May 2012. The decrease was partially offset by an increase of $1.2 million in costs related to salaries expense resulting primarily from share based compensation. The decrease also resulted from increased reimbursement of expenses equal to $1.5 million in accordance with the terms and conditions of the Pfizer Agreement during the three months ended March 31, 2013, compared to the total reimbursement of approximately $434,000 from Pfizer during the three months ended March 31, 2012.

We expect research and development expenses for our various development programs to continue to be our primary expense.

General and Administrative Expenses

General and administrative expenses were $2.1 million for the three months ended March 31, 2013, an increase of $474,000, or 29%, from $1.6 million for the three months ended March 31, 2012. The increase resulted primarily from an increase of $605,000 in salaries expense primarily due to share-based compensation.

Financial Expenses and Income

Financial income was $108,000 for the three months ended March 31, 2013, compared to financial income of $161,000 for the three months ended March 31, 2012. Financial income resulted primarily from interest earned on short term deposits.

Liquidity and Capital Resources

Sources of Liquidity

As a result of our significant research and development expenditures and the lack of significant product sales revenue due to the recent launch of taliglucerase alfa in the United States and Israel, we have not been profitable and have generated operating losses since our inception with the exception of the quarter ended on June 30, 2012 due to the $25.0 million milestone payment we received from Pfizer in connection with FDA approval of taliglucerase alfa in that period. To date, we have funded our operations primarily with proceeds equal to $31.3 million from the sale of shares of convertible preferred and ordinary shares of Protalix Ltd., and an additional $14.1 million in connection with the exercise of warrants issued in connection with the sale of such shares, through December 31, 2008. In addition, on October 25, 2007, we generated gross proceeds of $50 million in connection with an underwritten public offering of our common stock and on each of March 23, 2011 and February 22, 2012, we generated gross proceeds of $22.0 million and $27.2 million, respectively, in connection with underwritten public offerings of our common stock. In 2012, the Office of the Chief Scientist of the Israeli Ministry of Industry, Trade and Labor awarded us a grant of up to approximately $4.3 million for the calendar years 2011 and 2012. The award was granted to promote the advancement of our drug development programs.

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

Cash Flows

Net cash used in operations was $9.6 million for the three months ended March 31, 2013. The net loss for the three months ended March 31, 2013 of $4.3 million was further increased by a decrease of $2.7 million in deferred revenues, a decrease of $3.0 million in accounts payable and an increase in inventories, but was partially offset by share based compensation of $1.4 million and $926,000 in depreciation. Net cash used in investing activities for the three months ended March 31, 2013 was $689,000 and consisted primarily of purchases of property and equipment.

Net cash used in operations was $6.3 million for the three months ended March 31, 2012. The net loss for the three months ended March 31, 2012 of $5.9 million was further increased by a decrease of $2.4 million in deferred revenues but was partially offset by a decrease of $1.2 million in accounts receivable. Net cash used in investing activities for the three months ended March 31, 2012 was $852,000 and consisted primarily of purchases of property and equipment. Net cash provided by financing activities for the three months ended March 31, 2012 was $25.6 million, consisting primarily of net proceeds from our February 2012 underwritten public offering.

Future Funding Requirements

We expect to continue to incur significant expenditures in the near future. However, we anticipate that we will generate revenues to offset such losses as Pfizer's commercialization efforts for taliglucerase alfa in the United States and as our commercialization efforts for taliglucerase alfa in Israel continue to progress, and as taliglucerase alfa is launched by Pfizer in other countries in which taliglucerase alfa was recently approved. We also anticipate that we will generate additional revenues after additional anticipated marketing approvals of taliglucerase alfa are granted outside of the United States, Israel, Brazil, Mexico and other countries. We expect to continue to incur significant research and development expenses, including expenses related to the clinical trials of PRX-102 and oral glucocerebrosidase and the advancement of other product candidates into clinical trials. We expect that general and administrative expenses will marginally increase as we expand our administrative staff, add infrastructure and incur additional costs related to the continued progression of the commercialization of taliglucerase alfa.

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

Our future capital requirements will depend on many factors, including the progress of Pfizer's commercialization efforts for taliglucerase alfa in the United States and other countries, the progress of our commercialization efforts for taliglucerase alfa in Israel and, if anticipated marketing approvals of taliglucerase alfa are granted in other jurisdictions, the progress of Pfizer's global commercialization efforts for taliglucerase alfa, the progress and results of our clinical trials, the duration and cost of discovery and preclinical development and laboratory testing and clinical trials for our product candidates, the timing and outcome of regulatory review of our product candidates, the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims and other intellectual property rights, the number and development requirements of other product candidates that we pursue and the costs of commercialization activities, including product marketing, sales and distribution.

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

Effects of Inflation and Currency Fluctuations

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation has had a material effect on our results of operations during the three months ended March 31, 2013 or the three months ended March 31, 2012.

Currency fluctuations could affect us through increased or decreased acquisition costs for certain goods and services. We do not believe currency fluctuations have had a material effect on our results of operations during the three months ended March 31, 2013 or the three months ended March 31, 2012.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of each of March 31, 2013 and March 31, 2012.

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

	Three months ended		Year ended
	March 31,		December 31,
	2013	2012	2012
Average rate for period	3.708	3.771	3.856
Rate at period end	3.648	3.715	3.733

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

Changes in internal controls

There were no changes to our internal controls over financial reporting (as defined in Rules 13a-15f and 15d-15f under the Exchange Act) that occurred during the quarter ended March 31, 2013 that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not involved in any material legal proceedings.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities during the three months ended March 31, 2013.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

On May 9, 2013, our Board of Directors resolved that our 2013 Annual Meeting of Shareholders will be held on or around November 7, 2013, in Tel Aviv, Israel. The final date and location of the meeting will be announced in the proxy statement we will file and distribute in connection with the meeting. Proposals must be received at our principal executive offices on or prior to July 2, 2013 to be considered timely. Proposals should be directed to the attention of the Secretary.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Date	Filed Herewith
3.1	Amended and Restated Articles of Incorporation of the Company	S-4	333-48677	3.4	March 26, 1998

3.2	Article of Amendment to Articles of Incorporation dated June 9, 2006	8-A	001-33357	3.2	March 9, 2007

3.3	Article of Amendment to Articles of Incorporation dated December 13, 2006	8-A	001-33357	3.3	March 9, 2007

3.4	Article of Amendment to Articles of Incorporation dated December 26, 2006	8-A	001-33357	3.4	March 9, 2007

3.5	Article of Amendment to Articles of Incorporation dated February 26, 2007	8-A	001-33357	3.5	March 9, 2007

3.6	Amended and Restated Bylaws of the Company	10-K	001-33357	3.6	February 28, 2013

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Certification of Chief Executive Officer	X

32.2	18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Certification of Chief Financial Officer	X

101.INS	XBRL INSTANCE FILE	X

101.SCH	XBRL SHEMA FILE	X

101.CAL	XBRL CALCULATION FILE	X

101.DEF	XBRL DEFINITION FILE	X

101.LAB	XBRL LABEL FILE	X

101.PRE	XBRL PRESENTATION FILE	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROTALIX BIOTHERAPEUTICS, INC.
(Registrant)

Date: May 9, 2013	By:	/s/ David Aviezer
David Aviezer, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2013	By:	/s/ Yossi Maimon
Yossi Maimon
Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)

