Form 10-Q
period 2013-06-30
Protalix BioTherapeutics, Inc.
filed 2013-08-08
CIK 1006281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

On August 1, 2013, approximately 93,537,360 shares of the Registrant’s common stock, $0.001 par value, were outstanding.

FORM 10-Q

i

Except where the context otherwise requires, the terms, “we,” “us,” “our” or “the Company,” refer to the business of Protalix BioTherapeutics, Inc. and its consolidated subsidiaries, and “Protalix” or “Protalix Ltd.” refers to the business of Protalix Ltd., our wholly-owned subsidiary and sole operating unit.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The statements set forth under the captions “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and other statements included elsewhere in this Quarterly Report on Form 10-Q, which are not historical, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, including statements regarding expectations, beliefs, intentions or strategies for the future. When used in this report, the terms “anticipate,” “believe,” “estimate,” “expect,” “can,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” and words or phrases of similar import, as they relate to our company or our subsidiaries or our management, are intended to identify forward-looking statements. We intend that all forward-looking statements be subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance, and we undertake no obligation to update or revise, nor do we have a policy of updating or revising, any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, except as may be required under applicable law. Forward-looking statements are subject to many risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements.

Examples of the risks and uncertainties include, but are not limited to, the following:

•	risks related to the commercialization efforts for taliglucerase alfa in the United States, Israel and Brazil;

•	the risk of significant delays in the commercial introduction of taliglucerase alfa in other markets as planned;

•	the risk that we will not be able to develop a successful sales and marketing organization for any of our product candidates in a timely manner, if at all;

•	risks related to the acceptance and use of taliglucerase alfa or any of our product candidates, if approved, by physicians, patients and third-party payors;

•	delays in the approval or the potential rejection of any application filed with or submitted to the regulatory authorities reviewing taliglucerase alfa outside of the United States, Israel, Brazil and other countries in which taliglucerase alfa is already approved;

•	our ability to establish and maintain strategic license, collaboration and distribution arrangements, and to manage our relationships with Pfizer Inc., or Pfizer, Fundação Oswaldo Cruz or any other collaborator, distributor or partner;

•	risks relating to our ability to finance our research programs, the expansion of our manufacturing capabilities and the ongoing costs in the case of delays in regulatory approvals for taliglucerase alfa outside of the United States, Israel, Brazil and other countries in which taliglucerase alfa is already approved;

•	delays in our preparation and filing of applications for regulatory approval of our other product candidates in the United States, the European Union and elsewhere;

•	our expectations with respect to the potential commercial value of our product and product candidates;

•	the risk that products that are competitive to our product candidates may be granted orphan drug status in certain territories and, therefore, our product candidates may be subject to potential marketing and commercialization restrictions;

•	the impact of the development of competing therapies and/or technologies;

•	any lack of progress of our research and development activities and our clinical activities with respect to any product candidate;

ii

•	the inherent risks and uncertainties in developing the types of drug platforms and products we are developing;

•	potential product liability risks, and risks of securing adequate levels of product liability and clinical trial insurance coverage;

•	the possibility of infringing a third party’s patents or other intellectual property rights;

•	the uncertainty of obtaining patents covering our products and processes and in successfully enforcing our intellectual property rights against third parties;

•	risks relating to biosimilar legislation and/or healthcare reform in the United States, the European Union and elsewhere; and

•	the possible disruption of our operations due to terrorist activities and armed conflict, including as a result of the disruption of the operations of regulatory authorities, our subsidiaries, our manufacturing facilities and our customers, suppliers, distributors, collaborative partners, licensees and clinical trial sites.

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

iii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

PROTALIX BIOTHERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. dollars in thousands)
(Unaudited)

	June 30, 2013	December 31, 2012

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$33,126	$52,035
Accounts receivable - Trade	2,030	1,410
Other assets	3,585	3,686
Inventories	7,191	4,039
Total current assets	45,932	61,170

FUNDS IN RESPECT OF EMPLOYEE
RIGHTS UPON RETIREMENT	1,373	1,247
PROPERTY AND EQUIPMENT, NET	15,001	16,310
Total assets	$62,306	$78,727

LIABILITIES NET OF CAPITAL DEFICIENCY

CURRENT LIABILITIES:
Accounts payable and accruals:
Trade	$3,944	$5,267
Other	13,681	11,051
Deferred revenues	9,003	9,437
Total current liabilities	26,628	25,755

LONG TERM LIABILITIES:
Deferred revenues	45,115	48,888
Liability in connection with collaboration operation	376	5,425
Liability for employee rights upon retirement	2,173	2,016
Total long term liabilities	47,664	56,329
Total liabilities	74,292	82,084

COMMITMENTS

CAPITAL DEFICIENCY	(11,986)	(3,357)
Total liabilities net of capital deficiency	$62,306	$78,727

The accompanying notes are an integral part of the condensed consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(U.S. dollars in thousands, except share data)
(Unaudited)

	Six Months Ended		Three Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012

REVENUES	$5,832	$29,974	$2,264	$26,113
COMPANY’S SHARE IN COLLABORATION AGREEMENT	1,200	(988)	800	(855)
COST OF REVENUES	(2,289)	(4,599)	(1,318)	(3,279)
GROSS PROFIT	4,743	24,387	1,746	21,979
RESEARCH AND DEVELOPMENT EXPENSES (1)	(15,744)	(19,391)	(7,990)	(10,544)
Less – grant s and reimbursements	3,963	3,692	1,532	1,689
RESEARCH AND DEVELOPMENT EXPENSES, NET	(11,781)	(15,699)	(6,458)	(8,855)
GENERAL AND ADMINISTRATIVE EXPENSES (2)	(4,285)	(5,133)	(2,182)	(3,504)
OPERATING PROFIT (LOSS)	(11,323)	3,555	(6,894)	9,620
FINANCIAL INCOME – NET	165	183	57	22
NET PROFIT (LOSS) FOR THE PERIOD	$(11,158)	$3,738	$(6,837)	$9,642
EARNINGS (LOSS) PER SHARE OF COMMON STOCK:
BASIC	$(0.12)	$0.04	$(0.07)	$0.11
DILUTED	$(0.12)	$0.04	$(0.07)	$0.10
WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK USED IN COMPUTING EARNING (LOSS) PER SHARE:
BASIC	92,241,505	89,702,496	92,297,522	91,526,224
DILUTED	92,241,505	92,670,033	92,297,522	94,881,167
(1) Includes share-based compensation	1,589	2,445	719	2,384
(2) Includes share-based compensation	910	1,314	413	1,246

The accompanying notes are an integral part of the condensed consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDER’S EQUITY (CAPITAL DEFICIENCY)

(U.S. dollars in thousands, except share data)

(Unaudited)

			Additional
	Common	Common	paid–in	Accumulated
	Stock (1)	Stock	capital	deficit	Total
	Number of shares	Amount

Balance at December 31, 2011	85,630,157	$86	$145,814	$(171,977)	$(26,077)
Changes during the six-month period ended June 30, 2012:
Common stock issued for cash (net of issuance costs of $1,780)	5,175,000	5	25,383		25,388
Share-based compensation			3,759		3,759
Exercise of options granted to employees	1,117,249	1	1,054		1,055
Net profit for the period				3,738	3,738
Balance at June 30, 2012	91,922,406	$92	$176,010	$(168,239)	$7,863

Balance at December 31, 2012	93,489,809	$93	$180,145	$(183,595)	$(3,357)
Changes during the six-month period ended June 30, 2013:
Share-based compensation related to stock options			645		645
Share-based compensation related to restricted stock award, net of forfeitures of 1,667 shares	(1,667)		1,854		1,854
Exercise of options granted to employees	21,480	1	29		30
Net loss for the period				(11,158)	(11,158)
Balance at June 30, 2013	93,509,622	$94	$182,673	$(194,753)	$(11,986)

(1) Common Stock, $0.001 par value; Authorized – as of June 30, 2013 and 2012 - 150,000,000 shares.

The accompanying notes are an integral part of the condensed consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

(Unaudited)

	Six Months Ended
	June 30, 2013	June 30, 2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net profit (loss)	$(11,158)	$3,738
Adjustments required to reconcile net profit (loss) to net cash provided by (used in) operating activities:
Share based compensation	2,499	3,759
Depreciation and write down of fixed assets	1,818	1,860
Financial income, net (mainly exchange differences)	(120)	(3)
Changes in accrued liability for employee rights
upon retirement	93	133
Gain on amounts funded in respect of employee
rights upon retirement	(14)	(14)
Changes in operating assets and liabilities:
Decrease in deferred revenues (including non-current portion)	(4,207)	(3,546)
Increase in accounts receivable and other assets	(406)	(462)
Increase in inventories	(3,152)	(750)
Increase (decrease) in accounts payable and accruals (including long term )	(3,048)	2,128
Net cash provided by (used in) operating activities	$(17,695)	$6,843
CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment	$(1,341)	$(1,047)
Amounts funded in respect of employee rights upon retirement, net	(71)	(44)
Net cash used in investing activities	$(1,412)	$(1,091)
CASH FLOWS FROM FINANCING ACTIVITIES:

Issuance of shares, net of issuance cost		$25,478
Exercise of options	$30	1,086
Net cash provided by financing activities	$30	$26,564
EFFECT OF EXCHANGE RATE CHANGES ON
CASH	$168	$(37)
NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	(18,909)	32,279
BALANCE OF CASH AND CASH
EQUIVALENTS AT BEGINNING OF PERIOD	52,035	27,001
BALANCE OF CASH AND CASH
EQUIVALENTS AT END OF PERIOD	$33,126	$59,280

4

PROTALIX BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

(Unaudited)

(Continued) - 2

	Six Months Ended
	June 30, 2013	June 30, 2012
SUPPLEMENTARY INFORMATION ON INVESTING AND FINANCING ACTIVITIES NOT INVOLVING CASH FLOWS:
Purchase of property and equipment	$304	$1,357
Issuance cost not yet paid		$150

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

On May 1, 2012, the U.S. Food and Drug Administration (“FDA”) approved taliglucerase alfa for injection, the Company’s first approved drug product, as an enzyme replacement therapy (ERT) for the long-term treatment of adult patients with a confirmed diagnosis of type 1 Gaucher disease. Taliglucerase alfa is a proprietary, recombinant form of glucocerebrosidase (GCD) that the Company developed using ProCellEx. Taliglucerase alfa was also approved by the Israeli Ministry of Health (the “Israeli MOH”) in September 2012, by the Brazilian Ministry of Health (the “Brazilian MOH”) in March 2013 and by the applicable regulatory authorities of certain other countries. Taliglucerase alfa is the first plant cell-based recombinant therapeutic protein approved by the FDA or any other major regulatory authority.

Taliglucerase alfa is being marketed in the United States under the brand name ELELYSO™ by Pfizer Inc. (“Pfizer”), the Company’s commercialization partner, as provided in the exclusive license and supply agreement by and between Protalix Ltd. and Pfizer (the “Pfizer Agreement”). The Company, through Protalix Ltd., markets ELELYSO in Israel.

Protalix Ltd. granted Pfizer an exclusive, worldwide license to develop and commercialize taliglucerase alfa under the Pfizer Agreement, but retained those rights in Israel and, subject to the effectiveness of the Brazil Agreement (as defined below), in Brazil. The Company has agreed to a specific allocation between Protalix Ltd. and Pfizer regarding the responsibilities for the continued development efforts for taliglucerase alfa. To date, the Company has received an upfront payment of $60.0 million in connection with the execution of the Pfizer Agreement and shortly thereafter an additional $5.0 million clinical development-related milestone payment. The Company received an additional $25.0 million milestone payment in connection with the FDA’s approval of taliglucerase alfa in the United States, which was considered to be a substantive milestone for purposes of revenue recognition, and, accordingly, was recorded as revenue during the period in which the milestone was achieved. The agreement provides that the Company share with Pfizer the net profits or loss related to the development and commercialization of taliglucerase alfa on a 40% and 60% basis, respectively, except with respect to the profits or losses related to commercialization efforts in Israel and, subject to the effectiveness of the Brazil Agreement, Brazil, where the Company retained or will retain exclusive marketing rights. In calculating the net profits or losses under the agreement, there are certain agreed upon limits on the amounts that may be deducted from gross sales for certain expenses and costs of goods sold.

PROTALIX BIOTHERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (continued):

On June 18, 2013, Protalix Ltd. entered into a Supply and Technology Transfer Agreement (the “Brazil Agreement”) with Fundação Oswaldo Cruz (“Fiocruz”), an arm of the Brazilian MOH, for taliglucerase alfa. The brand name for taliglucerase alfa in Brazil is UPLYSOTM. The first term of the technology transfer is seven years and the agreement may be extended for an additional five-year term, as needed, to complete the technology transfer. The technology transfer is designed to be effected in four stages and is intended to transfer to Fiocruz the capacity and skills required for the Brazilian government to construct its own manufacturing facility, at its sole expense, and to produce a sustainable, high quality, and cost effective supply of taliglucerase alfa. Under the agreement, Fiocruz has committed to purchase at least approximately $40 million worth of taliglucerase alfa during the first two years of the agreement. In subsequent years, Fiocruz is required to purchase at least approximately $40 million worth of taliglucerase alfa per year. Additionally, Protalix Ltd. is not required to complete the final stage of the technology transfer until Fiocruz purchases at least approximately $280 million worth of taliglucerase alfa. The Brazil Agreement becomes effective upon its approval by the Brazilian National Institute of Industrial Property, which is expected to occur shortly.

To facilitate the arrangement with Fiocruz, Pfizer amended its exclusive license and supply agreement with Protalix Ltd. The amendment provides for the transfer of the commercialization and other rights to taliglucerase alfa in Brazil back to Protalix Ltd. As consideration for the transfer of the commercialization and supply rights, Protalix Ltd. agreed to pay Pfizer a maximum amount of approximately $12.5 million from its net profits (as defined in the license and supply agreement) per year. Pfizer has also agreed to perform certain transitional services in Brazil on Protalix Ltd.’s behalf in connection with the supply of taliglucerase alfa to Fiocruz.

Protalix Ltd. is required to pay a fee equal to 5% of the net proceeds generated in Brazil to its agent for services provided in assisting Protalix Ltd. complete the Brazil Agreement pursuant to an agency agreement between Protalix Ltd. and the agent. The agency agreement will remain in effect with respect to the Brazil Agreement until the termination thereof.

In addition to the approvals from the FDA, the Israeli MOH and the Brazilian MOH, marketing approval has been granted to UPLYSO in Mexico, Chile and Uruguay. In addition, the Company is cooperating with Pfizer in its efforts to obtain marketing approval for taliglucerase alfa in additional countries and jurisdictions. Currently, marketing authorization applications have been filed in a number of countries.

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

PROTALIX BIOTHERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (continued):

An ATU is the regulatory mechanism used by the French Health Products and Safety Agency to make non-approved drugs available to patients in France when a genuine public health need exists. This ATU allows Gaucher patients in France to receive treatment with taliglucerase alfa before marketing authorization for the product is granted in the European Union. Payment for taliglucerase alfa has been secured through government allocations to hospitals. In addition, taliglucerase alfa is currently being provided to Gaucher patients under special access agreements or named patient provisions in other countries.

In addition to taliglucerase alfa, the Company is working on the development of certain other products using ProCellEx.

2.	Liquidity and Financial Resources

In addition to the approval of taliglucerase alfa for marketing in the United States, Israel, Brazil, Mexico and other countries, successful completion of the Company’s development programs and its transition to normal operations is dependent upon obtaining the foreign regulatory approvals required to sell its products internationally. A substantial amount of time may pass before the Company achieves a level of revenues adequate to support its operations, if at all, and the Company expects to incur substantial expenditures in connection with the regulatory approval process for each of its product candidates during their respective developmental periods.

Obtaining marketing approval with respect to any product candidate in any country is directly dependent on the Company’s ability to implement the necessary regulatory steps required to obtain such approvals. The Company cannot reasonably predict the outcome of these activities.

Based on its current cash resources and commitments, the Company believes it will be able to maintain its current planned development activities and the corresponding level of expenditures for approximately 15 months, although no assurance can be given that it will not need additional funds prior to such time. If there are unexpected increases in general and administrative expenses or research and development expenses, the Company may need to seek additional financing during the next 15 months. The Company may also consider arrangements with collaborators or other strategic partnerships.

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

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2012, filed by the Company with the Commission. The comparative balance sheet at December 31, 2012 has been derived from the audited financial statements at that date.

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

PROTALIX BIOTHERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (continued):

Diluted earnings (loss) per share are calculated by dividing the net profit (loss) by the weighted-average number of shares of common stock outstanding during each period increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive shares had been issued. Potentially dilutive shares include outstanding stock options granted to employees and non-employees.

The weighted average number of shares outstanding used to calculate earnings (loss) per share were as follows:

	Six Months Ended		Three Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Weighted average common shares outstanding for basic calculation	92,241,505	89,702,496	92,297,522	91,526,224
Weighted average dilutive effect of stock options	-	2,967,537	-	3,354,943
Weighted average common shares outstanding for diluted calculation	92,241,505	92,670,033	92,297,522	94,881,167

Diluted earnings (loss) per share do not include options and restricted shares of the Company in the amount of 1,785,542 and 7,413,383 shares of Common Stock for the six months ended June 30, 2012 and 2013, respectively, and 1,785,542 and 7,356,464 shares of Common Stock for the three months ended June 30, 2012 and 2013, respectively, because the effect would be anti-dilutive.

NOTE 2 - INVENTORIES

Inventory at June 30, 2013 and December 31, 2012 consisted of the following:

	June 30,	December 31,
	2013	2012
	(U.S. dollars in thousands)
Raw materials	$2,702	$2,118
Work in progress	129	192
Finished goods	4,360	1,729
Total inventory	$7,191	$4,039

Prior to the FDA's approval of taliglucerase alfa, manufacturing costs related to taliglucerase alfa were not capitalized; rather, such costs were expensed as research and development expenses. Effective as of the FDA approval of taliglucerase alfa on May 1, 2012, the Company capitalizes all manufacturing costs associated with taliglucerase alfa.

NOTE 3 - STOCK TRANSACTIONS

During the six months ended June 30, 2013, the Company issued a total of 21,480 shares of Common Stock in connection with the exercise of a total of 21,480 options by certain employees of the Company. The aggregate proceeds in connection with such exercises totaled approximately $30,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with the consolidated financial statements and the related notes included elsewhere in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2012. Some of the information contained in this discussion and analysis, particularly with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. You should read “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012 for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

We are a biopharmaceutical company focused on the development and commercialization of recombinant therapeutic proteins based on our proprietary ProCellEx® protein expression system, or ProCellEx. Using our ProCellEx system, we are developing a pipeline of proprietary, biobetter or biosimilar versions of recombinant therapeutic proteins based on our plant cell-based expression technology that primarily target large, established pharmaceutical markets and that rely upon known biological mechanisms of action. Our initial commercial focus has been on complex therapeutic proteins, including proteins for the treatment of genetic disorders, such as Gaucher disease and Fabry disease. We believe ProCellEx will enable us to develop proprietary recombinant proteins that are therapeutically equivalent or superior to existing recombinant proteins currently marketed for the same indications. Because we are primarily targeting biologically equivalent versions of highly active, well-tolerated and commercially successful therapeutic proteins, we believe our development process is associated with relatively less risk compared to other biopharmaceutical development processes for completely novel therapeutic proteins.

On May 1, 2012, the FDA approved for sale our first commercial product, taliglucerase alfa for injection, which is being marketed in the United States and other countries under the brand name ELELYSO™, as an enzyme replacement therapy (ERT) for the long-term treatment of adult patients with a confirmed diagnosis of type 1 Gaucher disease. Subsequently, taliglucerase alfa was approved by the Brazilian National Health Surveillance Agency (ANVISA, Agencia Nacional de Vigilancia Sanitaria) in March 2013, by the Israeli Ministry of Health, or the Israeli MOH, in September 2012, and by the applicable regulatory authorities in Uruguay, Mexico and Chile. Taliglucerase alfa will be marketed under the name UPLYSOTM in Brazil and certain other countries. Taliglucerase alfa is our proprietary, recombinant form of glucocerebrosidase (GCD) that is produced or expressed through ProCellEx. Taliglucerase alfa is the first plant cell-based recombinant therapeutic protein to be approved by the FDA or by the regulatory authorities with jurisdiction over any substantial market. Gaucher disease is a rare and serious lysosomal storage disorder with severe and debilitating symptoms. Gaucher patients suffer from mutations in or deficiencies of GCD, an enzyme that is naturally found in human cells.

Since May 2012, taliglucerase alfa has been marketed in the United States by Pfizer, our commercialization partner, as provided in the exclusive license and supply agreement by and between Protalix Ltd., our wholly-owned subsidiary, and Pfizer, which we refer to as the Pfizer Agreement. We granted Pfizer an exclusive, worldwide license to develop and commercialize taliglucerase alfa under the Pfizer Agreement, but retained those rights in Israel and, subject to the effectiveness of the Brazil Agreement, as described below, in Brazil. We have agreed to a specific allocation between Protalix Ltd. and Pfizer of the responsibilities for the continued development efforts for taliglucerase alfa outside of Israel. Since 2013, taliglucerase alfa has been marketed in Israel by Protalix Ltd., our wholly-owned subsidiary.

On June 18, 2013 we entered into a Supply and Technology Transfer Agreement, or the Brazil Agreement, with Fundação Oswaldo Cruz, or Fiocruz, an arm of the Brazilian MOH, for taliglucerase alfa. The first term of the technology transfer is seven years and the agreement may be extended for an additional five-year term, as needed, to complete the technology transfer. The technology transfer is designed to be completed in four stages and is intended to transfer to Fiocruz the capacity and skills required for the Brazilian government to construct its own manufacturing facility, at its sole expense, and to produce a sustainable, high quality, and cost effective supply of taliglucerase alfa. Under the agreement, Fiocruz has committed to purchase at least approximately $40 million worth of taliglucerase alfa during the first two years of the agreement. In subsequent years, Fiocruz is required to purchase at least approximately $40 million worth of taliglucerase alfa per year. Additionally, we are not required to complete the final stage of the technology transfer until Fiocruz purchases at least approximately $280 million worth of taliglucerase alfa. The Brazil Agreement becomes effective upon its approval by the Brazilian National Institute of Industrial Property, which is expected to occur shortly.

The Brazil Agreement may be extended for an additional five-year term, as needed, to complete the technology transfer. All of the terms of the arrangement, including the minimum annual purchases, will apply during the additional term. Upon completion of the technology transfer, and subject to Fiocruz receiving approval from ANVISA to manufacture taliglucerase alfa in its facility in Brazil, the agreement will enter into the final term and will remain in effect until our last patent in Brazil expires. During such period, Fiocruz will be the sole provider of this important treatment option for Gaucher patients in Brazil, and shall pay us a single-digit royalty on net sales.

To facilitate the arrangement with Fiocruz, Pfizer amended its exclusive license and supply agreement with us. The amendment provides for the transfer of the commercialization and other rights to taliglucerase alfa in Brazil back to us. As consideration for the transfer of the commercialization and supply rights, we agreed to pay Pfizer a maximum amount of approximately $12.5 million from its net profits (as defined in the license and supply agreement) per year. Pfizer has also agreed to perform certain transitional services in Brazil on our behalf in connection with the supply of taliglucerase alfa to Fiocruz.

We will pay a fee equal to 5% of the net proceeds generated in Brazil to our agent for services provided in assisting us complete the Brazil Agreement pursuant to an agency agreement between us and the agent. The agency agreement will remain in effect with respect to the Brazil Agreement until the termination thereof.

We are cooperating with Pfizer to obtain marketing approval for taliglucerase alfa in additional countries and jurisdictions. In addition to those countries in which taliglucerase alfa has been approved, marketing authorization applications have been filed in other countries.

In December 2012, we entered into a Clinical Development Agreement with Pfizer under which we will continue to manage, administer and sponsor current, ongoing clinical trials relating to taliglucerase alfa. We are currently sponsoring extension studies of taliglucerase alfa in adult and pediatric patients. New clinical trials for taliglucerase alfa will be conducted and sponsored by Pfizer. Under the terms of the agreement, we were eligible to receive a payment of $8.3 million upon the achievement of certain near-term clinical development goals. The goals were achieved prior to the end of fiscal year 2012 and the $8.3 million payment has been paid in full. This agreement helps to maintain the continuity of the ongoing clinical trials for Gaucher patients and physicians and reinforces the companies’ mutual commitment to the Gaucher community.

We performed a number of studies on taliglucerase alfa to supplement the pivotal phase III clinical trial which we completed in September 2009. We initiated a double-blind, follow-on extension study in 2008 which consisted of eligible patients who had completed nine months of treatment in the pivotal phase III clinical trial. The patients were offered the opportunity to continue to receive taliglucerase alfa at the same dose they received in the pivotal trial for an additional 15 months in a blinded manner. We also conducted a nine-month, worldwide, multi-center, open-label, switch-over clinical study evaluating the safety and efficacy of switching Gaucher patients currently treated with Cerezyme®, which is produced by Genzyme Corporation (a Sanofi company), with taliglucerase alfa which was successfully completed in 2011. We also conducted a 12-month clinical trial of naïve and switchover pediatric patients which was successfully completed in 2012. Patients in the extension trials are still being treated with taliglucerase alfa.

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

In addition to taliglucerase alfa, we are developing an innovative product pipeline using our ProCellEx protein expression system. Our product pipeline currently includes, among other candidates:

(1) PRX-102, a therapeutic protein candidate for the treatment of Fabry disease, a rare, genetic lysosomal disorder in humans, currently in a phase I/II clinical trial for which the first patient was treated in December 2012.

(2) PRX-112, an orally-administered glucocerebrosidase enzyme for the treatment of Gaucher patients utilizing oral delivery of the recombinant GCD enzyme produced and encapsulated within carrot cells, currently in a phase I clinical study for which the first patient was treated in April 2013.

(3) PRX-106, an antiTNF, a plant cell expressed recombinant fusion protein combined of the soluble form of the human TNF receptor (TNFR) and an antibody portion, which is being developed for the treatment of certain immune and inflammatory diseases, such as rheumatoid arthritis, Chrohn's disease, colitis, plaque psoriasis and other autoimmune and inflammatory disorders, for which we have performed several animal studies. We are now conducting additional preclinical studies focused on our proprietary orally-administered delivery treatment with the PRX-106 protein using plant cells, for several attractive indications.

(4) PRX-107, a proprietary plant cell recombinant human Alpha1-antitrypsin (AAT) under development for the treatment of emphysema due to hereditary AAT deficiency, to be administered by inhalation. We believe this will be the first recombinant form of the AAT protein drug. We plan to hold a pre-Investigational New Drug (IND) meeting with the FDA around year end to discuss next steps for this compound.

(5) PRX-110, a proprietary plant cell recombinant human Deoxyribonuclease 1 (DNase 1) under development for the treatment of CF, to be administered by inhalation. We held a pre-IND meeting with the FDA in 2012, and plan to file an IND with the FDA following the completion of toxicology studies, which is expected to occur around year end.

(6) PRX-105, a plant cell expressed pegylated recombinant acetylcholinesterase product candidate for biodefense and other indications, which was the subject of a completed phase I clinical trial in June 2010.

Except for the rights to commercialize taliglucerase alfa worldwide (other than Brazil and Israel) which we licensed to Pfizer, we hold the worldwide commercialization rights to our proprietary development candidates. We have built an internal marketing team designed to serve the Israeli market for taliglucerase alfa and we intend to establish internal commercialization and marketing teams for our other product candidates in North America, the European Union and in other significant markets, including Israel, subject to required marketing approvals, as the need arises. In addition, we continuously evaluate potential strategic marketing partnerships as well as collaboration programs with biotechnology and pharmaceutical companies and academic research institutes.

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

Results of Operations

Three months ended June 30, 2013 compared to the three months ended June 30, 2012

Revenues

We recorded revenues of $2.3 million during the three months ended June 30, 2013, compared to revenues of $26.1 million for the three months ended June 30, 2012. The revenues represent primarily a pro rata amortization equal to $1.1 million resulting from the $65.0 million upfront and milestone payments we received from Pfizer in 2009, revenues generated from our sales of taliglucerase alfa in Israel and the cost of products we delivered to Pfizer under the Pfizer Agreement. We recorded revenues of $1.4 million for the three months ended June 30, 2013 from products we sold in Israel. The revenues for the three months ended June 30, 2012 included a $25.0 million payment we received from Pfizer under the Pfizer Agreement in connection with the FDA approval of taliglucerase alfa on May 1, 2012.

Our share in the Collaboration Agreement

We recorded revenue of $800,000 as our share of net income from the collaboration under the Pfizer Agreement during the three months ended June 30, 2013, compared to a loss of $855,000 for the three months ended June 30, 2012. Our share in the collaboration agreement recorded during the three months ended June 30, 2013 represents our 40% share of the net income generated during the period, which was primarily the result of revenues generated by Pfizer in the United States which exceeded the expenses during such period. Under the terms and conditions of the Pfizer Agreement, financial information of Pfizer’s subsidiaries that operate outside the United States is included based on the fiscal year ending November 30, while financial information for the U.S. entity is included based on the fiscal year ending December 31.

Cost of Revenues

Cost of revenues was $1.3 million and $3.3 million for the three months ended June 30, 2013 and 2012, respectively. Cost of revenues for the three months ended June 30, 2013 consists primarily of certain fixed costs relating to our manufacturing facility, including rent, depreciation, salary and maintenance expenses, and to a much lesser extent, the direct cost of products we sold in Israel. Cost of revenues for the three months ended June 30, 2012 included an aggregate of $1.7 million in royalties to the Office of the Chief Scientist of the Israeli Ministry of Industry, Trade and Labor, or the OCS, and to an academic institution primarily in connection with the $25.0 million milestone payment we received from Pfizer upon the approval of taliglucerase alfa on May 1, 2012. Prior to the FDA's approval of taliglucerase alfa, manufacturing costs related to taliglucerase alfa were classified as research and development expenses. Effective as of the FDA approval of taliglucerase alfa, we capitalize all manufacturing costs associated with taliglucerase alfa and expense such costs as cost of revenues, as applicable.

Research and Development Expenses, Net

Research and development expenses were $8.0 million for the three months ended June 30, 2013, a decrease of $2.6 million, or 24%, from $10.5 million for the three months ended June 30, 2012. The decrease resulted primarily from a decrease of $2.1 million in costs related to salaries expense resulting primarily due to share based compensation and bonus payments made during the three months ended June 30, 2012 in connection with the FDA's approval of taliglucerase alfa in May 2012. The share-based compensation relates to certain stock options that were granted in February 2010 which, in accordance with their terms, vest over a three-year period commencing upon FDA approval of taliglucerase alfa. As such share-based expense relates to services performed from the date of grant of the respective options through the FDA approval date, the related expenses were recorded for the three months ended June 30, 2012. The decrease was also due to a decrease of $792,000 in certain clinical trials expenses resulting from the winding down of certain clinical trials for taliglucerase alfa.

We expect research and development expenses for our various development programs to continue to be our primary expense.

General and Administrative Expenses

General and administrative expenses were $2.2 million for the three months ended June 30, 2013, a decrease of $1.3 million, or 38%, from $3.5 million for the three months ended June 30, 2012. The decrease resulted primarily from a decrease of $1.4 million in salaries expense consisting of share based compensation and bonus payments made during the three months ended June 30, 2012 in connection with the FDA's approval of taliglucerase alfa in May 2012. The share-based compensation relates to certain stock options that were granted in February 2010 which, in accordance with their terms, vest over a three-year period commencing upon FDA approval of taliglucerase alfa. As such share-based expense relates to services performed from the date of grant of the respective options through the FDA approval date, the expense was recorded during the three months ended June 30, 2012.

Financial Expenses and Income

Financial income was $57,000 for the three months ended June 30, 2013, compared to financial income of $22,000 for the three months ended June 30, 2012. Financial income resulted primarily from interest earned on short term deposits.

Six months ended June 30, 2013 compared to the six months ended June 30, 2012

Revenues

We recorded revenues of $5.8 million during the six months ended June 30, 2013, compared to revenues of $30.0 million for the six months ended June 30, 2012. The revenues represent primarily a pro rata amortization equal to $1.1 million in each quarterly period resulting from the $65.0 million upfront and milestone payments we received from Pfizer in 2009, revenues generated from our sales of taliglucerase alfa in Israel and the cost of products we deliver to Pfizer under the Pfizer Agreement. We recorded revenues of $2.3 million for the six months ended June 30, 2013 from products we sold in Israel and approximately $1.3 million in connection with products we delivered to Pfizer under the Pfizer Agreement. The revenues for the six months ended June 30, 2012 included a $25.0 million payment we received from Pfizer under the Pfizer Agreement in connection with the FDA's approval of taliglucerase alfa on May 1, 2012 and approximately $2.7 million in connection with products we delivered to Pfizer under the Pfizer Agreement.

Our share in the Collaboration Agreement

We recorded revenue of $1.2 million as our share of net income from the collaboration under the Pfizer Agreement during the six months ended June 30, 2013, compared to a loss of $988,000 for the six months ended June 30, 2012. Our share in the collaboration agreement recorded during the six months ended June 30, 2013 represents our 40% share of the net income generated during the period, which was primarily the result of revenues generated by Pfizer in the United States which exceeded the expenses during such period. Under the terms and conditions of the Pfizer Agreement, financial information of Pfizer’s subsidiaries that operate outside the United States is included based on the fiscal year ending November 30, while financial information for the U.S. entity is included based on the fiscal year ending December 31.

Cost of Revenues

Cost of revenues was $2.3 million and $4.6 million for the six months ended June 30, 2013 and 2012, respectively. Cost of revenues for the six months ended June 30, 2013 consists primarily of certain fixed costs relating to our manufacturing facility, including rent, depreciation, salary and maintenance expenses, and to a much lesser extent, the direct cost of products we sold in Israel and products we delivered to Pfizer for which revenues were recognized during the period. Cost of revenues for the six months ended June 30, 2012 included an aggregate of $1.8 million in royalties to the OCS and to an academic institution primarily in connection with the $25.0 million milestone payment we received from Pfizer upon the approval of taliglucerase alfa on May 1, 2012. Prior to the FDA's approval of taliglucerase alfa, manufacturing costs related to taliglucerase alfa were classified as research and development expenses. Effective as of the FDA approval of taliglucerase alfa, we capitalize all manufacturing costs associated with taliglucerase alfa and expense such costs as cost of revenues, as applicable.

Research and Development Expenses, Net

Research and development expenses were $15.7 million for the six months ended June 30, 2013, a decrease of $3.6 million, or 19%, from $19.4 million for the six months ended June 30, 2012. The decrease resulted primarily from a decrease of $1.1 million in materials which have been classified as cost of revenues or capitalized as inventory after the FDA's approval of taliglucerase alfa in May 2012 and from a decrease of approximately $1.1 million in certain clinical trials expenses resulting from the winding down of certain clinical trials for taliglucerase alfa. The decrease also resulted from a decrease of $974,000 in costs related to salaries expense resulting primarily due to share based compensation and bonus payments made during the three months ended June 30, 2012 in connection with the FDA's approval of taliglucerase alfa in May 2012.

We expect research and development expenses for our various development programs to continue to be our primary expense.

General and Administrative Expenses

General and administrative expenses were $4.3 million for the six months ended June 30, 2013, a decrease of $848,000, or 17%, from $5.1 million for the six months ended June 30, 2012. The decrease resulted primarily from a decrease of $777,000 in salaries expenses consisting primarily of share based compensation and bonus payments made during the three months ended June 30, 2012 in connection with the FDA's approval of taliglucerase alfa in May 2012.

Financial Expenses and Income

Financial income was $165,000 for the six months ended June 30, 2013, compared to financial income of $183,000 for the six months ended June 30, 2012. Financial income resulted primarily from interest earned on short term deposits.

Liquidity and Capital Resources

Sources of Liquidity

As a result of our significant research and development expenditures we have not been profitable and have generated operating losses since our inception with the exception of the quarter ended June 30, 2012 due to the $25.0 million milestone payment we received from Pfizer in connection with FDA approval of taliglucerase alfa in that period. To date, we have funded our operations primarily with proceeds equal to $31.3 million from the sale of shares of convertible preferred and ordinary shares of Protalix Ltd., and an additional $14.1 million in connection with the exercise of warrants issued in connection with the sale of such shares, through December 31, 2008. In addition, on October 25, 2007, we generated gross proceeds of $50 million in connection with an underwritten public offering of our common stock and on each of March 23, 2011 and February 22, 2012, we generated gross proceeds of $22.0 million and $27.2 million, respectively, in connection with underwritten public offerings of our common stock. In 2012, the OCS awarded us a grant of up to approximately $4.3 million for the calendar years 2011 and 2012. The award was granted to promote the advancement of our drug development programs.

In addition to the foregoing, Pfizer paid Protalix Ltd. $60.0 million as an upfront payment in connection with the execution of the Pfizer Agreement and subsequently paid to Protalix Ltd. an additional $5.0 million upon Protalix Ltd.'s meeting a certain milestone. Protalix Ltd. also received a milestone payment of $25.0 in connection with the FDA's approval of taliglucerase alfa in May 2012. Protalix Ltd. is also entitled to payments equal to 40% of the net profits earned by Pfizer on its global sales of taliglucerase alfa (except in Israel and, subject to the effectiveness of the Brazil Agreement, Brazil). In calculating net profits there are certain agreed upon limits on the amounts that may be deducted from gross sales for certain expenses and costs of goods sold. Pfizer has also paid Protalix Ltd. $8.3 million in connection with the successful achievement of certain milestones under the Clinical Development Agreement between Pfizer and Protalix Ltd.

We believe that the funds currently available to us as are sufficient to satisfy our capital needs for approximately the next 15 months.

Cash Flows

Net cash used in operations was $17.7 million for the six months ended June 30, 2013. The net loss for the six months ended June 30, 2013 of $11.2 million was further increased by a decrease of $4.2 million in deferred revenues, a decrease of $3.0 million in accounts payable and an increase of $3.2 million in inventories, but was partially offset by share based compensation of $2.5 million and $1.8 million in depreciation. Net cash used in investing activities for the six months ended June 30, 2013 was $1.4 million and consisted primarily of purchases of property and equipment.

Net cash provided from operations was $6.8 million for the six months ended June 30, 2012. The net income for the six months ended June 30, 2012 of $3.7 million increased mainly due to $3.8 million in share-based compensation and $1.9 million in depreciation, and a $2.1 million increase in accounts payable and accruals, which was partially offset by a decrease of $3.5 million in deferred revenues. Net cash used in investing activities for the six months ended June 30, 2012 was $1.1 million and consisted primarily of purchases of property and equipment. Net cash provided by financing activities was $26.6 million, consisting primarily of net proceeds from our February 2012 underwritten public offering of common stock.

Future Funding Requirements

We expect to continue to incur significant expenditures in the near future. However, we anticipate that we will generate revenues to offset such losses as Pfizer's commercialization efforts for taliglucerase alfa in the United States and as our commercialization efforts for taliglucerase alfa in Brazil and Israel progress, and as taliglucerase alfa is launched by Pfizer in other countries in which taliglucerase alfa was recently approved. We also anticipate that we will generate additional revenues after additional anticipated marketing approvals of taliglucerase alfa are granted in new countries. We expect to continue to incur significant research and development expenses, including expenses related to the clinical trials of PRX-102 and oral glucocerebrosidase and the advancement of our other product candidates into clinical trials.

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

Our future capital requirements will depend on many factors, including the progress of Pfizer's commercialization efforts for taliglucerase alfa in the United States and other countries, the progress of our commercialization efforts for taliglucerase alfa in Brazil and Israel and, if anticipated marketing approvals of taliglucerase alfa are granted in other jurisdictions, the progress of Pfizer's global commercialization efforts for taliglucerase alfa, the progress and results of our clinical trials, the duration and cost of discovery and preclinical development and laboratory testing and clinical trials for our product candidates, the timing and outcome of regulatory review of our product candidates, the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims and other intellectual property rights, the number and development requirements of other product candidates that we pursue and the costs of commercialization activities, including product marketing, sales and distribution.

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

Effects of Inflation and Currency Fluctuations

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation has had a material effect on our results of operations during the six months ended June 30, 2013 or the six months ended June 30, 2012.

Currency fluctuations could affect us through increased or decreased acquisition costs for certain goods and services. We do not believe currency fluctuations have had a material effect on our results of operations during the six months ended June 30, 2013 or the six months ended June 30, 2012.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of each of June 30, 2013 and June 30, 2012.

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

	Six months ended June 30,		Year ended December 31,
	2013	2012	2012
Average rate for period	3.667	3.797	3.856
Rate at period end	3.618	3.923	3.733

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

Changes in internal controls

There were no changes to our internal controls over financial reporting (as defined in Rules 13a-15f and 15d-15f under the Exchange Act) that occurred during the quarter ended June 30, 2013 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not involved in any material legal proceedings.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities during the three months ended June 30, 2013.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

Not applicable.

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

PROTALIX BIOTHERAPEUTICS, INC.
(Registrant)
Date: August 7, 2013	By:	/s/ David Aviezer
David Aviezer, Ph.D. President and Chief Executive Officer (Principal Executive Officer)

Date: August 7, 2013	By:	/s/ Yossi Maimon
Yossi Maimon Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)

