Form 10-K
period 2013-12-31
Protalix BioTherapeutics, Inc.
filed 2014-03-13
CIK 1006281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒

The aggregate market value of the voting common equity held by non-affiliates of the Registrant, as of June 28, 2013 was approximately $286 million (based upon a per share price equal to $4.91, the closing price for shares of the Registrant’s common stock reported by the NYSE MKT for such date). Shares of common stock held by each officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On March 1, 2014, approximately 93,580,464 shares of the Registrant’s common stock, par value $0.001 per share, were outstanding.

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

Examples of the risks and uncertainties include, but are not limited to, the following:

•	risks related to the commercialization efforts for taliglucerase alfa in the United States, Israel, Brazil and other countries;

•	the risk of significant delays in the commercial introduction of taliglucerase alfa in the United States, Brazil, Israel and other markets as planned;

•	risks related to the acceptance and use of taliglucerase alfa or any of our product candidates, if approved, by physicians, patients and third-party payors;

•	our ability to supply drug product pursuant to our supply arrangement with the Brazilian Ministry of Health, or the Brazilian MOH;

•	the risk that we will not be able to develop a successful sales and marketing organization for taliglucerase alfa in Israel or for any other product candidate in a timely manner, if at all;

•	failure or delay in the commencement or completion of our preclinical studies and clinical trials which may be caused by several factors, including: unforeseen safety issues; determination of dosing issues; lack of effectiveness during clinical trials; slower than expected rates of patient recruitment; inability to monitor patients adequately during or after treatment; inability or unwillingness of medical investigators and institutional review boards to follow our clinical protocols; lack of sufficient funding to finance our clinical trials;

•	the risk that the results of our clinical trials will not support the applicable claims of safety or efficacy, that our product candidates will not have the desired effects or includes undesirable side effects or other unexpected characteristics;

•	our dependence on performance by third party providers of services and supplies, including without limitation, clinical trial services;

•	delays in the approval or the potential rejection of any application filed with or submitted to the regulatory authorities reviewing taliglucerase alfa outside of the United States, Israel, Brazil and other countries in which taliglucerase alfa is already approved;

•	our ability to establish and maintain strategic license, collaboration and distribution arrangements, and to manage our relationships with Pfizer Inc., with Fundação Oswaldo Cruz, or Fiocruz, an arm of the Brazilian MOH, or any other collaborator, distributor or partner;

•	risks relating to our ability to finance our research programs, the expansion of our manufacturing capabilities and the ongoing costs in the case of delays in regulatory approvals for taliglucerase alfa outside of the United States, Israel, Brazil and other countries in which taliglucerase alfa is already approved;

•	delays in our preparation and filing of applications for regulatory approval of our other product candidates in the United States, the European Union and elsewhere;

•	our expectations with respect to the potential commercial value of our product and product candidates;

•	the risk that products that are competitive to our product candidates may be granted orphan drug status in certain territories and, therefore, will be subject to potential marketing and commercialization restrictions;

•	the impact of development of competing therapies and/or technologies by other companies;

•	any lack of progress of our research and development activities and our clinical activities with respect to any product candidate;

•	the inherent risks and uncertainties in developing the types of drug platforms and products we are developing;

•	potential product liability risks, and risks of securing adequate levels of product liability and clinical trial insurance coverage;

•	risks relating to our ability to make scheduled payments of the principal of, to pay interest on or to refinance our 2018 convertible notes, or any other indebtedness;

•	the uncertainty of obtaining patents covering our products and processes and in successfully enforcing our intellectual property rights against third parties; risks of securing adequate levels of product liability and clinical trial insurance coverage;

•	the possibility of infringing a third party’s patents or other intellectual property rights;

•	the uncertainty of obtaining patents covering our products and processes and in successfully enforcing our intellectual property rights against third parties;

•	product liability risks;

•	risks relating to biosimilar legislation and/or healthcare reform in the United States or elsewhere; and

•	the possible disruption of our operations due to terrorist activities and armed conflict, including as a result of the disruption of the operations of regulatory authorities, our subsidiaries, our manufacturing facilities and our customers, suppliers, distributors, collaborative partners, licensees and clinical trial sites.

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

Item 1. Business

We are a biopharmaceutical company focused on the development and commercialization of recombinant therapeutic proteins based on our proprietary ProCellEx® protein expression system, or ProCellEx. Using our ProCellEx system, we are developing a pipeline of proprietary, biobetter and biosimilar versions of recombinant therapeutic proteins, based on our plant cell-based expression technology, that primarily target large, established pharmaceutical markets and that rely upon known biological mechanisms of action. Our initial commercial focus has been on complex therapeutic proteins, including proteins for the treatment of genetic disorders, such as Gaucher disease and Fabry disease. We believe ProCellEx will enable us to develop proprietary recombinant proteins that are therapeutically equivalent or superior to existing recombinant proteins currently marketed for the same indications. Because we are primarily targeting biologically equivalent versions of highly active, well-tolerated and commercially successful therapeutic proteins, we believe our development process is associated with relatively less risk compared to other biopharmaceutical development processes for completely novel therapeutic proteins. We are now also applying the unique properties of our ProCellEx system for the oral delivery of therapeutic proteins, with the first two product candidates being glucocerebrosidase and antiTNF fusion protein.

The following table summarizes our current product and product candidates and their respective stages of development as of December 31, 2013.

On May 1, 2012, the U.S. Food and Drug Administration, or the FDA, approved for sale our first commercial product, taliglucerase alfa for injection, which is being marketed in the United States and Israel under the brand name ELELYSOTM, as an enzyme replacement therapy, or ERT, for the long-term treatment of adult patients with a confirmed diagnosis of type 1 Gaucher disease. Subsequently, taliglucerase alfa was approved by the Brazilian National Health Surveillance Agency (Agencia Nacional de Vigilancia Sanitaria, or ANVISA) in March 2013, by the Israeli Ministry of Health, or the Israeli MOH, in September 2012, and by the applicable regulatory authorities in Uruguay, Mexico and Chile. Taliglucerase alfa will be marketed under the name UPLYSOTM in Brazil and certain other Latin American countries. Taliglucerase alfa is our proprietary, recombinant form of glucocerebrosidase, or GCD, that is produced or expressed through ProCellEx. Taliglucerase alfa is the first plant cell-based recombinant therapeutic protein to be approved by the FDA or by the regulatory authorities with jurisdiction over any substantial market. Gaucher disease is a rare and serious lysosomal storage disorder with severe and debilitating symptoms. Gaucher patients suffer from mutations in or deficiencies of GCD, an enzyme that is naturally found in human cells.

Since May 2012, taliglucerase alfa has been marketed in the United States by Pfizer Inc., or Pfizer, our commercialization partner, as provided in the exclusive license and supply agreement by and between Protalix Ltd., our wholly-owned subsidiary, and Pfizer, which we refer to as the Pfizer Agreement. We granted Pfizer an exclusive, worldwide license to develop and commercialize taliglucerase alfa under the Pfizer Agreement, but we retained those rights in Israel and in Brazil. We have agreed to a specific allocation between Protalix Ltd. and Pfizer of the responsibilities for the continued development efforts for taliglucerase alfa outside of Israel. Since 2013, taliglucerase alfa has been marketed in Israel by Protalix Ltd.

On June 18, 2013, we entered into a Supply and Technology Transfer Agreement, or the Brazil Agreement, with Fiocruz, for taliglucerase alfa. The agreement became effective in January 2014. The technology transfer is designed to be completed in four stages and is intended to transfer to Fiocruz the capacity and skills required for the Brazilian government to construct its own manufacturing facility, at its sole expense, and to produce a sustainable, high-quality, and cost-effective supply of taliglucerase alfa. The initial term of the technology transfer is seven years. Under the agreement, Fiocruz has committed to purchase at least approximately $40 million worth of taliglucerase alfa during the first two years of the term. In subsequent years, Fiocruz is required to purchase at least approximately $40 million worth of taliglucerase alfa per year. Additionally, we are not required to complete the final stage of the technology transfer until Fiocruz purchases at least approximately $280 million worth of taliglucerase alfa.

We are cooperating with Pfizer to obtain marketing approval for taliglucerase alfa in additional countries and jurisdictions. In addition to those countries in which taliglucerase alfa has been approved, marketing authorization applications have been filed in other countries.

In December 2012, we entered into a Clinical Development Agreement with Pfizer under which we will continue to manage, administer and sponsor current, ongoing clinical trials relating to ELELYSO. We are currently sponsoring extension studies of ELELYSO in adult and pediatric patients. New clinical trials for ELELYSO, if it is elected that any such clinical trial be performed, will be conducted and sponsored by Pfizer. Under the terms of the agreement, we were eligible to receive a payment of $8.3 million upon the achievement of certain near-term clinical development goals. The goals were achieved prior to the end of fiscal year 2012 and the $8.3 million payment has been paid in full. This agreement helps to maintain the continuity of the ongoing clinical trials for Gaucher patients and physicians and reinforces the companies’ mutual commitment to the Gaucher community.

We performed a number of studies on taliglucerase alfa to supplement the pivotal phase III clinical trial, which we completed in September 2009. We initiated a double-blind, follow-on extension study in 2008 which consisted of eligible patients who had completed nine months of treatment in the pivotal phase III clinical trial. The patients were offered the opportunity to continue to receive taliglucerase alfa at the same dose they received in the pivotal trial for an additional 15 months in a blinded manner. We also conducted a nine-month, worldwide, multi-center, open-label, switch-over clinical study evaluating the safety and efficacy of switching Gaucher patients currently treated with Cerezyme®, which is produced by Genzyme Corporation, or Genzyme (a Sanofi company), with taliglucerase alfa, which was successfully completed in 2011. We also conducted a 12-month clinical trial of naïve and switchover pediatric patients, which was successfully completed in 2012. Based on the data from this study, an application for a supplement to the NDA for ELEYSO, allowing a pediatric use indication to be added to the product label, has recently been submitted by Pfizer to the FDA. Patients in the extension trials are still being treated with taliglucerase alfa.

Currently, patients are being treated with taliglucerase alfa on a commercial basis in the United States, Brazil, Israel and Chile. Globally, patients are being treated through our extension trials and related studies, compassionate use programs, special access agreements, named patient provisions and other programs designed to ensure that treatments are available to Gaucher patients in light of recent shortages of approved treatments. In France, Gaucher patients are being treated with taliglucerase alfa through an Autorisation Temporaire d’Utilisation (ATU), or Temporary Authorization for Use, a regulatory mechanism used by the French Health Products and Safety Agency to make non-approved drugs available to patients in France when a genuine public health need exists. In addition to the United States and France, taliglucerase alfa is currently being provided to Gaucher patients under special access agreements or named patient provisions in Brazil and in other countries. Hundreds of patients, in the aggregate, have been treated with taliglucerase alfa.

In addition to taliglucerase alfa, we are developing an innovative product pipeline using our ProCellEx protein expression system. Our product pipeline currently includes, among other candidates: PRX-102, a therapeutic protein candidate for the treatment of Fabry disease; PRX-112, an orally administered glucocerebrosidase enzyme for the treatment of Gaucher patients utilizing oral delivery of the recombinant GCD enzyme produced and encapsulated within carrot cells; PRX-106, an oral antiTNF, a plant cell expressed recombinant fusion protein combined of the binding domain of the human TNF receptor (TNFR) and an antibody portion, which is being developed for the treatment of certain immune and inflammatory diseases, such as rheumatoid arthritis, colitis, Crohn’s disease, psoriasis and other autoimmune and inflammatory disorders; PRX-110, a proprietary plant cell recombinant human Deoxyribonuclease 1 under development for the treatment of Cystic Fibrosis, to be administered by inhalation; PRX-107, a proprietary plant cell recombinant human Alpha1-antitrypsin, or AAT, and others.

Except for the rights to commercialize taliglucerase alfa worldwide (other than Brazil and Israel), which we licensed to Pfizer, we hold the worldwide commercialization rights to all of our proprietary development candidates. We have built an internal marketing team designed to serve the Israeli market for taliglucerase alfa and we intend to establish internal commercialization and marketing teams for our other product candidates in North America, the European Union and in other significant markets, including Israel, subject to required marketing approvals, as the need arises. In addition, we continuously evaluate potential strategic marketing partnerships as well as collaboration programs with biotechnology and pharmaceutical companies and academic research institutes.

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

We have successfully demonstrated the feasibility of our ProCellEx system through: the FDA’s approval of taliglucerase alfa; the clinical and preclinical studies we have performed to date, including the positive efficacy and safety data in our phase III study of taliglucerase alfa, our switchover study and our extension study; preclinical results in well-known models in our enzyme for each of Fabry disease and pr-antiTNF; extensive animal studies for our PRX 106 enzyme; and by expressing, on an exploratory, research scale, many additional complex therapeutic proteins belonging to different drug classes, such as enzymes, hormones, monoclonal antibodies, cytokines and vaccines. The therapeutic proteins we have expressed to date in research models have produced the intended composition and similar biological activity compared to their respective human-equivalent proteins. Moreover, several of such proteins demonstrated advantageous biological activity when compared to the biotherapeutics currently available in the market to treat the applicable disease or disorder. We believe that the FDA’s approval of taliglucerase alfa represents a strong proof-of-concept of our ProCellEx system and plant cell-based protein expression technology. We also believe that the significant benefits of our ProCellEx system, if further substantiated in clinical trials and in the successful commercialization of taliglucerase alfa and our other product candidates, have the potential to transform the industry standard for the development of complex therapeutic proteins.

We are also using our ProCellEx system to produce active recombinant proteins systemically through oral administration of plant cells expressing biotherapeutic proteins. In such method, an enzyme is naturally encapsulated within carrot cells genetically engineered to express the targeted enzyme. Plant cells have the unique attribute of a cellulose cell wall which makes them resistant to enzyme degradation when passing through the digestive tract. The plant cell itself serves as a delivery vehicle, once released and absorbed, to transport the enzyme in active form to the bloodstream. With initial proof of concept now demonstrated, this would be the first time an enzyme will be administered orally rather than through intravenous therapy. To date we have completed successful preclinical animal studies for oral GCD and oral anti TNF, and a phase I clinical trial of oral GCD in Gaucher patients.

To date, our manufacturing facility, in which we utilize our ProCellEx system, was determined to be acceptable by each of the FDA, EMA, ANVISA, the Israeli MOH, the Australian Therapeutic Goods Administration, or the TGA, and Health Canada, after GMP inspections were performed as part of their respective reviews for marketing approval of taliglucerase alfa.

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

Potential ability to administer active therapeutic enzymes orally. We are using our ProCellEx system to produce active recombinant proteins systemically through oral administration of plant cells expressing biotherapeutic proteins. Plant cells have the unique attribute of a cellulose cell wall which makes them resistant to enzyme degradation when passing through the digestive tract. The plant cell itself serves as a delivery vehicle, once released and absorbed, to transport the enzyme in active form to the bloodstream. If proven effective, this would be the first time an enzyme will be administered orally rather than through intravenous therapy. To date we have completed successful preclinical animal studies for oral GCD and oral anti TNF, and a phase I clinical trial of oral GCD in Gaucher patients.

Our Strategy

Our goal is to become a leading fully integrated biopharmaceutical company focused on the development and commercialization of proprietary biobetter and biosimilar versions of recombinant therapeutic proteins. To achieve our goal, we intend to:

Commercialization of ELELYSO in Israel/UPLYSO in Brazil. We intend to maximize our supply and technology agreement in Brazil to potentially generate significant revenues in the territory for which we own the rights. We also intend to continue to work closely with the Israeli HMOs to increase our revenues in our home country.

Facilitate the successful development and commercialization of ELELYSO by Pfizer. We intend to work closely with our commercialization partner, Pfizer, to continue to develop and to commercialize ELELYSO. We have facilitated relationships between Pfizer and the Gaucher community and third-party payors.

Obtain Regulatory Approval for ELEYSO for the Treatment of Gaucher Disease. ELELYSO has been approved for marketing in the United States, Israel, Brazil, Uruguay, Mexico and Chile. In addition, Pfizer has submitted marketing applications to the regulatory authorities of other countries.

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

Develop PRX-102 and Oral Glucocerebrosidase. In December 2012, the first patient was treated in our phase I/II clinical trial of Fabry patients with PRX-102 and, in February 2014 we reported phase I clinical trial results for our phase I clinical trial of Oral GCD in Gaucher patients, including patients with low platelet counts, at the Lysosomal Storage Disease Network WORLD Symposium (LDN WORLD). We expect to initiate next phase clinical trial of Oral GCD in the second half of 2014.

Develop a Pipeline of Innovative and Biosimilar Versions of Recombinant Therapeutic Proteins. We are leveraging our ProCellEx protein expression system to develop a pipeline of innovative or biosimilar versions of recombinant proteins, with an emphasis on therapeutic treatments with large market opportunities. We select additional therapeutic candidates for development through in-house testing, licensing agreements with academic institutions and collaborations with pharmaceutical partners. We have currently identified several product candidates that are mainly oriented towards the specialty disease and therapeutic market segments, including PRX-102, our product candidate for Fabry disease, and our orally-administered glucocerebrosidase enzyme. We have also identified several other product candidates that are chemical equivalents of approved therapeutic products that will no longer be patent protected within the next couple of years, such as oral-antiTNF, our proprietary product candidate for the treatment of certain immune diseases such as rheumatoid arthritis, colitis, Crohn’s disease, psoriasis and other autoimmune and inflammatory disorders. In addition, we have a number of other proteins in different stages of research and development in our pipeline. We believe our cost-effective technology will be an important asset for the commercialization of such drug candidates. We believe that the clinical and regulatory pathway for many of our pipeline product programs candidates is already established, which may reduce the risks and costs associated with our clinical development programs. Furthermore, established markets already exist for the development of most of our current product candidates.

Collaborate with Third Party Pharmaceutical Companies and Build a Targeted Sales and Marketing Infrastructure. We have licensed to Pfizer the right to commercialize ELELYSO worldwide, except in Israel and Brazil. We have built our own, internal marketing team designed to serve the Israeli market for ELELYSO and we intend to establish similar sales and marketing capabilities for our other product candidates in North America, the European Union and in other significant markets, including Israel. We believe that the focus of our current clinical pipeline mainly on relatively rare genetic disorders with small patient populations and a highly concentrated group of physicians focused on treating patients with such disorders will facilitate our creation of a targeted internal sales force. In addition we are continuously evaluating potential strategic marketing partnerships with respect to our other product candidates.

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

Leverage Our ProCellEx System to Potentially Enable the Oral Administration of Active Therapeutic Enzymes. Plant cells have the unique attribute of a cellulose cell wall which makes them resistant to enzyme degradation when passing through the digestive tract. The plant cell itself serves as a delivery vehicle, once released and absorbed, to transport the enzyme in active form to the bloodstream. We intend to explore additional therapeutic indications which can be produced through our proprietary technology.

ELELYSO, Our First Commercial Product

ELELYSO (taliglucerase alfa), our first commercial product, is a plant cell expressed recombinant glucocerebrosidase enzyme (GCD) for the treatment of Gaucher disease. On May 1, 2012, the FDA approved ELELYSO for injection as an enzyme replacement therapy (ERT) for the long-term treatment of adult patients with a confirmed diagnosis of type 1 Gaucher disease. It was subsequently approved by the Israeli MOH in September 2012, the Brazilian National Health Surveillance Agency (ANVISA) in March 2013, the Mexican Federal Commission for the Protection against Sanitary Risk (COFEPRIS) in April 2013 and the regulatory authorities of other countries.

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

Current Treatments for Gaucher Disease

The standard of care for Gaucher disease is enzyme replacement therapy using recombinant GCD to replace the mutated or deficient natural GCD enzyme. It is estimated that there are approximately 12,000 people suffering from Gaucher disease worldwide, but only approximately 6,000 patients are undergoing treatment. Enzyme replacement therapy is a medical treatment in which recombinant enzymes are injected into patients in whom the enzyme is lacking or dysfunctional. Cerezyme and VPRIV, enzyme replacement therapies commercialized by Genzyme and Shire, respectively, are the only recombinant GCDs currently available on the market for the treatment of Gaucher disease. As enzyme replacement therapy does not cure the genetic disorder, but rather provides an external source for transfusion of the missing or mutated enzyme, Gaucher patients generally receive the treatment over their entire lifetime. According to public reports by Sanofi, consolidated sales of Cerezyme during the year ended December 31, 2013 were €688 million (or approximately $950 million), a growth of approximately 14% compared to the same period in 2012. Shire reported annual worldwide sales of VPRIV of approximately $343 million in 2013, a growth of 12% compared to VPRIV’s sales in 2012.

Cerezyme is produced through a mammalian cell-based protein expression process in CHO cells and VPRIV is produced using a human cancer cell line. There are no known severe side effects to the use of Cerezyme or VPRIV, and Cerezyme’s approved use over the past decade suggests that it is an effective treatment of Gaucher disease. However, Cerezyme and VPRIV are both subject to the limitations of most mammalian cell-based therapeutic proteins, including lengthy and costly production processes and contamination risks.

Zavesca (miglustat), which is marketed by Actelion Ltd., or Actelion, is a small molecule drug for the treatment of Gaucher disease. Zavesca has been approved by the FDA for use in the United States as an oral treatment. However, it has many side effects and the FDA has approved it only for administration to those patients who cannot be treated through ERT, and, accordingly, have no other treatment alternative. As a result, Zavesca’s use has been limited with respect to treating Gaucher disease. However, Zavesca is also used to treat other rare disorders. Actelion has reported total sales of Zavesca of approximately CHF 96 million (approximately $109 million) in 2013, an increase of approximately 13% compared to sales in 2012.

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

Phase III Clinical Trial and Related Studies

We initiated enrollment and treatment of naive patients in our phase III clinical trial in 2007, after having reached an agreement with the FDA regarding the design of the study through the FDA’s special protocol assessment (SPA) process. Consistent with the SPA, the phase III clinical trial was a multi-center, world-wide, randomized, double-blind, parallel group, dose-ranging study to assess the safety and efficacy of taliglucerase alfa in 31 treatment-naive patients suffering from Gaucher disease. In the trial, patients were selected randomly for one of two dosing arms (60 U/kg or 30 U/kg) and received intravenous infusions of taliglucerase alfa once every two weeks for a nine-month period. The primary endpoint of the study was a 20% mean reduction from baseline in spleen volume after nine months, as measured by MRI. Major secondary endpoints were an increase in hemoglobin, decrease in liver volume and increase in platelet count. Patients enrolled in the trial were treated in 11 selected leading medical centers throughout Europe, Israel, North America, South America and South Africa. Enrollment was completed in the fourth quarter of 2008 and the trial was successfully completed in September 2009.

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

Results of our Phase III Clinical Trial and Extension Trial

We reported positive top-line results of our phase III clinical trial of taliglucerase alfa in October 2009 and full study results in February 2010.  In the clinical trial, taliglucerase alfa significantly reduced mean spleen volume after nine months compared with baseline in both treatment groups, thereby meeting the trial’s primary endpoint of reduced mean spleen volume after nine months.  In February 2013, we announced interim data from 23 adult patients enrolled in our extension trial.  According to the interim data, after 36 months (nine months in the phase III clinical trial and 27 months in the extension trial), patients continued to demonstrate a significant improvement in all parameters with a similar safety profile as seen in the phase III clinical trial.

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

Results of Our Pediatric Trial

In July 2012, we announced data from our clinical trial of taliglucerase alfa in pediatric Gaucher patients.  After 12 months of treatment with taliglucerase alfa, changes in hemoglobin concentration were demonstrated by both dosage groups, with increases of 15.8% in the 60 U/kg group and of 13.8% in the 30 U/kg group.  In addition, significant improvements were also seen in all secondary endpoints.  Spleen volumes decreased by 41.1% in patients receiving 60 U/kg, and by 28.6% in patients receiving 30 U/kg of taliglucerase alfa.  Similarly, liver volumes decreased by 14.0% in the 60 U/kg group and 6.3% in the 30 U/kg group.  Both treatment groups also demonstrated improvements in platelet counts with a 73.7% increase from baseline in the 60 U/kg group, and a 30.9% increase from baseline in the 30 U/kg group.  Lastly, the chitotriosidase activity decreased from baseline, with a 66.0% reduction in patients receiving 60 U/kg and a 58.0% reduction in patients receiving 30 U/kg.  The majority of the treatment-related adverse events were mild or moderate in intensity, and transient in nature.  One severe adverse event was assessed as treatment-related; gastroenteritis. The event was reported as serious due to the need for hospitalization for rehydration. This patient continues to receive taliglucerase alfa. Subsequently, Pfizer submitted to the FDA a supplemental request to the ELEYSO NDA covering the treatment of pediatric Gaucher patients.

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

Our Pipeline Drug Candidates

PRX-102 for the Treatment of Fabry Disease

We are developing PRX-102, our proprietary plant cell expressed chemically modified version of the recombinant alpha-GAL-A protein, a therapeutic enzyme, for the treatment of Fabry disease, a rare genetic lysosomal storage disorder. We believe that PRX-102 has the potential to be an improved version of the currently marketed Fabry disease enzymes, Fabrazyme® and Replagal®, with improved activity in the Fabry disease target organs and significantly longer half-life due to higher stability, which together can potentially lead to improved substrate clearance. We believe that the treatment of Fabry disease is a specialty clinical niche with the potential for high growth.

Fabry Disease Background

Fabry disease is characterized by subnormal or absent enzymatic activity of alpha-GAL-A, a lysosomal enzyme which primarily catalyses the hydrolysis of terminal alpha-galactosyl groups of glycolipids, mainly the glycosphingolipid globotriaosylceramide (Gb3). The accumulation of Gb3 in body tissues results in Fabry disease. The ultimate consequence of glycosphingolipid deposition in the vasculature and other tissues is end-organ failure, particularly of the kidney, but also of the heart and cerebrovascular system. In addition, involvement of the central, peripheral and autonomic nervous systems results in episodes of pain and impaired peripheral sensation. Fabry disease affects approximately 8,000 people globally. In PRX-102, the prh-alpha-GALA, naturally occurring as a homodimer, is PEGylated and cross-linked to support and reinforce the homodimeric structure, which is crucial for the enzymatic activity of this enzyme. PRX-102 has been shown to be taken up by Fabry patients’ cells where it localizes to the lysosome, in which Gb3 accumulates. PRX-102 is characterized by higher stability under physiologically relevant conditions, and extended circulation residence time as compared to current ERTs for Fabry disease.

Current Treatments for Fabry Disease

Currently there are two drugs available on the market to treat Fabry disease. Fabrazyme, marketed by Genzyme, is approved for the treatment of Fabry disease in the United States and the European Union. Sanofi reported €383 million (approximately $509 million) in worldwide sales of Fabrazyme in 2013, a growth of 39% compared to 2012. The other approved drug for the treatment of Fabry disease in the European Union is Replagal, which is marketed by Shire. Shire reported $467.9 million in sales of Replagal in 2013, a decline of 6% compared to 2012. According to public reports by Shire, during 2012 Shire withdrew its Biologics License Application (BLA) for Replagal with the FDA.

PRX-102 Development Program

PRX-102 has demonstrated a significantly longer circular half-life than that of Replagal, over 40 times greater. In preclinical tests, we compared enzymatic activity of both PRX-102 and Replagal in human plasma and found that Replagal had a 13 minute half-life compared to a half-life of 581 minutes for PRX-102. See Figure 1.

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

PRX-112; Orally Administered GCD for the Treatment of Gaucher Disease

We are developing PRX-112, an orally-delivered glucocerebrosidase (GCD) enzyme for the potential enzyme replacement therapy treatment of Gaucher disease. This is representative of a potential method for delivering active recombinant proteins systemically through oral administration of plant cells expressing biotherapeutic proteins. Oral GCD is a plant cell-expressed form of GCD that is naturally encapsulated within carrot cells genetically engineered to express the GCD enzyme. Plant cells have the unique attribute of a cellulose cell wall which makes them resistant to enzyme degradation when passing through the digestive tract. The plant cell itself serves as a delivery vehicle, once released and absorbed, to transport the enzyme in active form to the bloodstream. If proven effective, our experimental oral GCD would be the first protein to be administered orally rather than through intravenous therapy.

We believe that oral delivery of GCD presents a number of advantages. First, oral GCD consists of the same transformed genetically modified carrot plant root cells expressing prGCD from which we derive the active drug substance taliglucerase alfa. Therefore, it has the advantage of leveraging the well-characterized mechanism of action of our intravenously-administered taliglucerase alfa product. In addition, daily dosing of GCD provides potentially better clinical benefit and improved PK profile than the current, once every two weeks IV bolus of enzyme. We expect that providing Gaucher patients with a constant and continuous supply of this housekeeping enzyme should demonstrate a greater physiological effect compared to bolus delivery of enzyme via IV therapy. We also expect that raising the non-sufficient endogenous enzyme levels in Gaucher patients to levels of active enzyme present in the circulation, should be sufficient to prevent accumulation of the substrate. For these reasons, we believe that oral delivery of GCD may dramatically change the treatment paradigm for Gaucher patients, compared to the intravenous delivery of taliglucerase alfa, and contribute to increased compliance and the facilitation of treatment management.

Our oral taliglucerase alfa product candidate is a recombinant form of the GCD enzyme, not a small molecule. This differentiates our oral product candidate from other small molecule, oral drugs. Small molecule based treatments for Gaucher disease, such as Zavesca and Eliglustat, have different and less specific mechanisms of action than those associated with ERT. We have filed patent applications with respect to this new protein delivery mechanism in countries with commercially significant markets. Currently, we are the exclusive owners of all rights to this technology.

We believe that our oral delivery mechanism could be applied to additional proteins and has the potential to change the method of protein administration in certain indications.

Oral GCD Development Program

We completed a phase I clinical trial of oral GCD in Israel for which we announced results in February 2014. It was an exploratory, open label study to evaluate the safety and pharmacokinetics of oral GCD in Gaucher patients. Patients receive re-suspended lyophilized carrot cells in a single oral administration during the first segment of the trial and three consecutive daily administrations during the second segment of the trial. The primary objective of the trial was to measure the safety of oral GCD in Gaucher patients. Additional objectives included an evaluation of oral GCD’s pharmacokinetic profile and exploratory endpoints. The results demonstrate that oral GCD was well tolerated across all three doses tested. No patient discontinued the study prematurely, there were no drug related serious adverse events (SAE) reported and no treatment-induced antibodies were detected in any of the patients participating in the trial. All adverse reactions were transient in nature, mild and moderate and the patients that experienced the adverse reactions recovered without further events. One patient experienced nausea related to treatment and two patients experienced mild dizziness and dizziness, which was possibly related to treatment.

Pharmacokinetic (PK) studies revealed that active GCD enzyme was detected in the patients’ blood circulation, measured in the well-established assay in leucocytes of Gaucher patients, following oral administration of oral GCD. C max analysis showed an average increase of over 100% in enzymatic activity from base line, with an increase ranging from approximately 50% to 350% among the different, individual patients in the study. In general, the PK profile of oral GCD has a pattern of continuous enzyme presence over approximately 30 hours from administration. Platelet levels in 3 out of 8 thrombocytopenic Gaucher patients tested showed meaningful, rapid and unexpected improvement in platelet count after short-term treatment with oral GCD. The data demonstrates platelet count increases ranging from 27% to 78% from base line. See Figure 4. Thus, with a daily oral administration of oral GCD, we expect to achieve a steady state level of active GCD enzyme in the blood circulation of patients similar to the physiological state in healthy individuals.

Figure 4. GCD Activity in Leukocytes Following Orally Delivered prGCD

Platelet levels in 3 out of 8 thrombocytopenic Gaucher patients tested showed meaningful, rapid and unexpected improvement in platelet count after short-term treatment with Oral GCD. The data demonstrates platelet count increases ranging from 27% to 78% from base line.

Preclinical studies of oral GCD were performed on rodents and large animals. To test the enzymatic activity of oral GCD, we tested the enzyme by feeding rats and pigs lyophilized carrot cells expressing GCD. The results of the study show that, based on preliminary PK data, we can detect the enzyme in the plasma of the animals, and that active enzyme is detected in the target organs, the spleen and liver, demonstrating the ability of a plant cell’s cellulose wall to protect the enzyme against degradation in the animal’s digestive tract. In addition, data from large and small animals demonstrate active absorbance of the protein in the plasma.

Figure 5. Pharmacokinetic profile of Oral GCD following oral administration, in pigs as compared to baseline sampling

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

PRX-106; Oral antiTNF

Our oral antiTNF product candidate is a recombinant antiTNF (Tumor, Necrosis Factor) protein that we are expressing through ProCellEx. We are developing oral antiTNF an orally-administered treatment for immune mediated disorders using plant cells as a natural capsule for the expressed protein. In preclinical studies, oral PRX-106 alleviated immune-mediated hepatitis and reduced interferon gamma levels in a concanavalin A (ConA) inflammatory mouse model. Additionally, oral administration of PRX-106 alleviated immune mediated colitis in a well-established mouse model, promoting serum levels of anti-inflammatory IL-10 and regulatory T-cells. Oral antiTNF has an amino acid sequence that is similar to Enbrel which is one of the major treatments for patients of inflammatory diseases. Amgen Inc. reported total sales of Enbrel of approximately $4.6 billion, primarily in the United States, for 2013 and Pfizer has reported total sales of Enbrel outside of the United States and Canada of approximately $3.8 billion for 2013.

pr-antiTNF is a plant cell-expressed recombinant fusion protein made from the binding domain of the human TNF receptor (TNFR), fused to the Fc component of a human antibody domain. It has an identical amino acid sequence to Enbrel and our in vitro and preclinical animal studies have demonstrated that pr-antiTNF exhibits similar activity to Enbrel. Our earlier preclinical studies first focused on the intravenous administration of antiTNF. In vitro studies demonstrated that purified PRX-106 administered intravenously binds to TNF alpha, thereby inhibiting it from binding to cellular TNF receptors, and preventing its downstream effects, such as TNF-induced apoptosis, in a dose-dependent manner. In a proof-of-concept in vivo study using a well-established preclinical arthritis model, antiTNF (IV), when injected in mice, significantly improved clinical arthritis parameters, including joint inflammation, swelling and tissue degradation.

We are now conducting additional preclinical studies on oral antiTNF for several attractive indications, and we expect to initiate a phase I clinical trial of oral anti TNF for the oral treatment of autoimmune diseases in 2014.

PRX-110; DNase I

PRX-110 is our plant cell recombinant form of human deoxyribonuclease I (DNase I) that we are developing for the potential treatment of Cystic Fibrosis, to be administered by inhalation. DNase I cleaves extracellular DNA and thins the thick mucus that accumulates in the lungs of Cystic Fibrosis patients.

In vitro studies with PRX-110 demonstrated improved enzyme kinetics, less sensitivity to inhibition by actin and improved ex vivo efficacy when compared to Pulmozyme®, the only approved form of recombinant DNase I. Preclinical studies of PRX-110 administered by inhalation showed substantial enzymatic activity in lungs. We held a pre-IND meeting with the FDA in 2012 and plan to file an IND with the FDA in 2014.

Commercialization Agreement for taliglucerase alfa

On November 30, 2009, Protalix Ltd. and Pfizer entered into the Pfizer Agreement pursuant to which Pfizer was granted an exclusive, worldwide license to develop and commercialize taliglucerase alfa. Under the terms and conditions of the Pfizer Agreement, Protalix Ltd. retained the right to commercialize taliglucerase alfa in Israel and Brazil. In connection with the execution of the Pfizer Agreement, Pfizer made an upfront payment to Protalix Ltd. of $60.0 million in connection with the execution of the agreement and subsequently paid Protalix Ltd. an additional $5.0 million upon our filing of a proposed pediatric investigation plan to the Pediatric Committee of the EMA. Protalix Ltd. also received a milestone payment of $25.0 million in connection with the May 2012 approval of taliglucerase alfa by the FDA. In addition to the milestone payments, Protalix Ltd. is eligible to payments equal to 40% of the net profits earned by Pfizer on sales of taliglucerase alfa (or share 40% of the net loss). In calculating the net profits, there are certain agreed upon limits on the amounts that may be deducted from gross sales for certain expenses and costs of goods sold. Protalix Ltd. retained the manufacturing rights to taliglucerase alfa, and Pfizer and Protalix Ltd. agreed to a specific allocation of the responsibilities for the continued development efforts for taliglucerase alfa prior to its approval. Protalix Ltd. will manufacture all of the taliglucerase alfa needed for all purposes under the agreement and Pfizer will purchase the taliglucerase alfa from Protalix Ltd., subject to certain terms and conditions. The Pfizer Agreement also provides for reimbursement by Pfizer of certain costs to be incurred by Protalix Ltd.

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

In connection with the upfront and milestone payments made under the Pfizer Agreement, Protalix Ltd. has paid a sublicense fee equal to $2.3 million to the academic institution from who it licensed certain technology relating to taliglucerase alfa. Any future regulatory approval milestone payment due under the Pfizer Agreement, if at all, will be subject to a 2.5% royalty, and all other revenues generated under the agreement will be subject to a 0.35% royalty payable to the same institution until 2016, when a patent related to taliglucerase alfa licensed to us will expire. We are also required to pay a royalty ranging between 3.0% and 6.0% of the revenues of taliglucerase alfa Pfizer records under the Pfizer Agreement to the Office of the Chief Scientist of Israel’s Ministry of Industry, Trade and Labor, or the OCS.

We will be subject to a withholding tax on the U.S. revenue source portion of the payments made to us for our share of Pfizer’s in net profits under the Pfizer Agreement. Currently, the withholding tax rate is 15%.

Technology Transfer Agreement with Fiocruz

We entered into the Brazil Agreement with Fiocruz in June 2013, which agreement became effective in January 2014. The technology transfer is designed to be completed in four stages and is intended to transfer to Fiocruz the capacity and skills required for the Brazilian government to construct its own manufacturing facility, at its sole expense, and to produce a sustainable, high-quality, and cost-effective supply of taliglucerase alfa. The initial term of the technology transfer is seven years. Under the agreement, Fiocruz has committed to purchase at least approximately $40 million worth of taliglucerase alfa during the first two years of the term. In subsequent years, Fiocruz is required to purchase at least approximately $40 million worth of taliglucerase alfa per year. Additionally, we are not required to complete the final stage of the technology transfer until Fiocruz purchases at least approximately $280 million worth of taliglucerase alfa.

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

Other Collaborations

Teva Pharmaceutical Industries

In September 2006, we entered into a Collaboration and Licensing Agreement with Teva for the development and manufacture of two proteins to be identified by Teva and us using our ProCellEx protein expression system. The agreement also identifies additional matters for collaboration between Teva and us. Subsequently, two proteins were identified to be researched and developed under the agreement but in 2009, both of the projects were terminated for commercial reasons. Pursuant to the agreement, we have agreed to collaborate on certain additional matters regarding proteins, including the research and development of proteins utilizing our ProCellEx protein expression system. See “Risk Factors—Our strategy, in certain cases, is to enter into collaboration agreements with third parties to leverage our ProCellEx system to develop product candidates. If we fail to enter into these agreements or if we or the third parties do not perform under such agreements or terminate or elect to discontinue the collaboration, it could have a material adverse effect on our revenues.”

Intellectual Property

We maintain a proactive intellectual property strategy which includes patent filings in multiple jurisdictions, including the United States and other commercially significant markets. As of December 31, 2013, we hold, or have license rights to 49 patents and 89 pending patent applications with respect to various compositions, methods of production and methods of use relating to our ProCellEx protein expression system and our proprietary product pipeline. As of December 31, 2013, we hold, with a third party, one joint patent and one joint patent application, and licensed rights to five patents and six patent applications.

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

As of December 31, 2013, our patent portfolio consists of several patent families (consisting of patents and/or patent applications) covering our technology, protein expression methodologies and system and product candidates, as follows:

•	With respect to our ProCellEx protein expression system, we have been issued, and hold licensed rights to, 19 patents in the United States, Australia, the European Union, Israel, Canada, the Czech Republic, Hungary, Japan, Poland, Mexico, Hong Kong, India and Korea, and to three pending patent applications. Among other things, the patents cover the methods that we use for culturing and harvesting plant cells and/or tissues in consecutive cycles. Of the issued patents in this family, 13 are expected to expire in 2017 and six are expected to expire in 2025.

•	With respect to our ProCellEx protein expression system, we hold two issued patents and 14 patent applications relating to the large scale production of proteins in cultured plant cells. The issued patents and any patents to issue in the future based on pending patent applications in this patent family are expected to expire in 2028.

•	We hold a patent family containing 16 granted patents in India, South Africa, Russia, Australia, China, the United States, Ukraine, Singapore, Japan, Europe, Hong Kong, Mexico and Korea, and 20 patent applications relating to the production of recombinant glycosylated lysosomal proteins in our plant culture platform, including taliglucerase alfa, and uses of these proteins and of cells containing these proteins for the treatment of lysosomal disorders. The issued patents and any patents to issue in the future based on pending patent applications in this patent family are expected to expire in 2024.

•	We hold a patent family containing four granted patents relating to a system and method for production of antibodies in a plant cell culture, and antibodies produced in such a system. The patents to issue in the future based on the patent applications in this patent family are expected to expire in 2025.

•	We hold a patent family containing three issued patents in South Africa, Australia and Singapore, and 13 pending patent applications relating to a new method for delivering active recombinant proteins systemically through oral administration of transgenic plant cells. The issued patents and any patents to issue in the future based on patent applications in this patent family are expected to expire in 2026.

•	We hold a patent family containing two granted patents in South Africa and Australia, and five pending patent applications relating to saccharide containing protein conjugates. The patents to issue in the future based on the patent applications in this patent family will expire in 2028.

•	We hold a patent family containing 10 pending patent application relating to Nucleic Acid construct for expression of alpha-galactosidase enzyme in plants and plant cells. The patents to issue in the future based on the patent applications in this patent family will expire in 2031.

•	We hold a patent family containing 14 pending patent applications and one granted patent relating to multimeric protein structures of α-galactosidase and to uses thereof in treating Fabry disease. The patents to issue in the future based on the patent applications in this patent family are expected to expire in 2031.

•	We hold a patent family containing three pending patent applications relating to therapeutic proteins with stabilized quaternary structure. The patents to issue in the future based on the patent applications in this patent family will expire in 2031.

•	We hold a patent family containing one granted patent in Europe and two pending patent applications relating to multimeric protein structures of glucocerebrosidase and to uses thereof in treating Gaucher disease. The patents to issue in the future based on the patent applications in this patent family will expire in 2031.

•	We hold three patent families containing three PCT applications relating to plant recombinant human DNase I and uses in therapy. The patents to issue in the future based on these patent applications are expected to expire in 2033.

•	We hold patent applications relating to plant recombinant TNF alpha inhibitor polypeptides.

•	Our patent portfolio includes a patent that we co-own that covers human glycoprotein hormone and chain splice variants, including isolated nucleic acids encoding these variants. More specifically, this patent covers a new splice variant of human FSH. This patent was issued in the United States and is expected to expire in 2024.

•	With respect to taliglucerase alfa, we have licensed the rights to two patents from Virginia Tech Intellectual Properties, Inc., or Virginia Tech, that are expected to expire in 2016.

•	We co-own a patent application that covers use of plant cells expressing a TNF alpha polypeptide inhibitor in therapy.

•	We hold one patent family relating to Oral delivery of plant cells comprising recombinant glucocerebrosidase for the treatment of Gaucher disease. The patents to issue in the future based on patent application in this patent family are expected to expire in 2034.

•	We hold a patent application relating to plant recombinant human alpha 1 anti-trypsin.

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

In April 2005, Protalix Ltd. entered into a license agreement with Icon Genetics AG, or Icon, pursuant to which we received an exclusive worldwide license to develop, test, use and commercialize Icon’s technology to express certain proteins in our ProCellEx protein expression system. Under the terms of the agreement, we are also entitled to a non-exclusive worldwide license to make and have made other proteins expressed by using Icon’s technology in our technology. As consideration for the license, we are obligated to make royalty payments equal to varying low, single-digit percentages of net sales of products by us, our affiliates, or any sublicensees under the agreement. In addition, we are obligated to make milestone payments equal to $350,000, in the aggregate for each product developed under the license, upon the achievement of certain milestones.

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

In January 2005, Protalix Ltd. entered into a license agreement with Virginia Tech University, pursuant to which we received a non-exclusive worldwide license to make, have made, use, sell, offer for sale and import certain of Virginia Tech’s patents. As consideration for the license, we made a one-time license fee payment to Virginia Tech, and we are obligated to make royalty payments equal to varying low, single-digit percentages of net sales of licensed products by Protalix Ltd., its subsidiaries and/or their affiliates. Upon commercialization of a licensed product, the royalty payment is subject to a low, annual minimum amount. In addition, we were obligated to make milestone payments equal to $150,000, in the aggregate, upon the achievement of certain milestones, which milestone payments have been satisfied. We have the right to grant sublicenses under the agreement.

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

Manufacturing

We are obligated to manufacture all of the taliglucerase alfa drug product needed under the Pfizer Agreement, subject to certain terms and conditions. Our drug product candidates, including taliglucerase alfa, must be manufactured in a sterile environment and in compliance with cGMPs set by the FDA and other relevant foreign regulatory authorities. We use our current facility, which has approximately 20,000 sq/ft of clean rooms built according to industry standards, to develop, process and manufacture taliglucerase alfa and other recombinant proteins. We intend to use our current manufacturing space to produce all of the taliglucerase alfa we need in the near future, included the taliglucerase alfa to be purchased by Pfizer. In addition, we intend to use our manufacturing space to produce all of the drug substance needed in connection with the clinical trials of PRX-102 and of our oral treatment of Gaucher disease, and potentially for our other product candidates. Current capacity of our facility can serve all of our current and expected commercial and clinical needs.

Our manufacturing facilities in Carmiel, Israel, have undergone successful audits by the Israeli MOH, the FDA, ANVISA, and the European Union under the European Union’s centralized marketing authorization procedure, the Australian TGA and Health Canada.

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

Our current facility in Israel has been granted “Approved Enterprise” status, and we have elected to participate in the alternative benefits program. Our facility is located in a Zone A location, and, therefore, our income from the Approved Enterprise will be tax exempt in Israel for a 10-year period commencing with the year in which we first generate taxable income from the relevant Approved Enterprise and after we use our NOLs. We expect to be entitled to similar tax benefits for a number of years thereafter. To remain eligible for these tax benefits, we must continue to meet certain conditions, and if we increase our activities outside of Israel, for example, by future acquisitions, such increased activities generally may not be eligible for inclusion in Israeli tax benefit programs. In addition, our technology is subject to certain restrictions with respect to the transfer of technology and manufacturing rights. “See Risk Factors—The manufacture of our products is an exacting and complex process, and if we or one of our materials suppliers encounter problems manufacturing our products, it will have a material adverse effect on our business and results of operations.”

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

We specifically face competition from companies with approved treatments of Gaucher disease. In addition to ELELYSO, there are two other ERTs for the treatment of Gaucher disease; Cerezyme which is marketed by Genzyme (acquired by Sanofi) and VPRIV, which is marketed by Shire. To a much lesser extent, we also compete with Actelion. In addition, Genzyme is developing Eliglustat which is in the late stages of clinical development and was the subject of a phase III clinical trial that was completed in 2013. Eliglustat is a small molecule, oral drug which is being developed for the treatment of Gaucher disease.

There are two approved ERTs for the treatment of Fabry disease; Fabrazyme which is marketed by Genzyme and Replagal, which is marketed by Shire. Fabrazyme is available in the United States and the European Union. Replagal is available in the European Union. In 2012, Shire withdrew its BLA for Replagal in the United States. In addition, we are aware of other clinical stage, early clinical stage and experimental drugs which are being developed for the treatment of Fabry disease by Amicus Therapeutics and other companies.

We also face competition from companies that are developing other platforms for the expression of recombinant therapeutic pharmaceuticals. We are aware of companies that are developing alternative technologies to develop and produce therapeutic proteins in anticipation of the expiration of certain patent claims covering marketed proteins. Competitors developing alternative expression technologies include Crucell N.V. (which was acquired by Johnson & Johnson during 2010), Shire and GlycoFi, Inc. (which was acquired by Merck & Co. Inc.). Other companies are developing alternate plant-based technologies, include, among others, iBio, Inc., Medicago, and Greenovation Biotech GmbH, none of which are cell-based. Rather, such companies base their product development on transgenic plants or whole plants.

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

General Corporate Tax Structure in Israel

The income of Protalix Ltd., other than income from “Approved Enterprises,” is taxed in Israel at the regular rate.

On July 14, 2009 the Economic Efficiency Law (Legislation Amendments for the Implementation of the Economic Plan for the years 2009 and 2010), 2009, or the 2009 Amendment, was passed in the Knesset; this law determined, inter alia, a further gradual reduction of the corporate tax rate as from 2011, as follows: 2011 – 24%, 2012 – 23%, 2013 – 22%, 2014 – 21%, 2015 – 20%, 2016 and thereafter – 18%.

On December 6, 2011, the “Tax Burden Distribution Law” was officially published, discontinuing a previously approved gradual decrease in corporate tax provided in the 2009 Amendment, and setting the corporate tax rate in Israel for 2012 and thereafter to 25%.

On August 5, 2013, the Law for Change of National Priorities (Legislative Amendments for Achieving the Budgetary Goals for 2013-2014), 2013 was published in Reshumot (the Israeli government official gazette), enacting, among other things, an increase in the corporate tax rate beginning in 2014 and thereafter to 26.5% (instead of 25%).

Capital gains on the sale of assets are subject to capital gain tax according to the corporate tax rate in effect for the year the assets are sold.

In addition to the corporate taxes in Israel, we are subject to a withholding tax on the U.S. revenue source portion of the payments made to us for our share of Pfizer’s net profits under the Pfizer Agreement. The withholding tax rate is 15%. See “Business—Commercialization Agreement.”

Law for the Encouragement of Capital Investments, 1959.

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

The amended Investment Law specifies certain conditions for an Approved Enterprise to be entitled to benefits. These conditions include:

•	the Approved Enterprise’s revenues from any single country or a separate customs territory may not exceed 75% of the Approved Enterprise’s total revenues; or

•	at least 25% of the Approved Enterprise’s revenues during the benefits period must be derived from sales into a single country or a separate customs territory with a population of at least 14 million.

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

Encouragement of Industrial Research and Development Law, 1984

To date, Protalix Ltd. has received grants from the OCS for the financing of a portion of its research and development expenditures in Israel. As of December 31, 2013, the OCS approved grants in respect of Protalix Ltd.’s continuing operations totaling approximately $31.8 million, measured from inception. Protalix Ltd. is required to repay up to 100% of grants actually received (plus interest at the LIBOR rate applied to the grants received on or after January 1, 1999) to the OCS through payments of royalties at a rate of 3% to 6% of the revenues generated from an OCS-funded project, depending on the period in which revenues were generated. As of December 31, 2013, Protalix Ltd. either paid or accrued royalties payable of $4.7 million and Protalix Ltd.’s contingent liability to the OCS with respect to grants received was approximately $27.6 million.

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

Additionally, under the Research Law, Protalix Ltd. is prohibited from transferring the OCS-financed technologies and related intellectual property rights outside of the State of Israel, except under limited circumstances and only with the approval of the OCS’ Research Committee. Protalix Ltd. may not receive the required approvals for any proposed transfer and, if received, Protalix Ltd. may be required to pay the OCS a portion of the consideration that it receives upon any sale of such technology by a non-Israeli entity. The scope of the support received, the royalties that Protalix Ltd. has already paid to the OCS, the amount of time that has elapsed between the date on which the know-how was transferred and the date on which the OCS grants were received and the sale price and the form of transaction will be taken into account in order to calculate the amount of the payment to the OCS. Approval of the transfer of technology to residents of the State of Israel is required, and may be granted in specific circumstances only if the recipient abides by the provisions of applicable laws, including the restrictions on the transfer of know-how and the obligation to pay royalties. No assurance can be made that approval to any such transfer, if requested, will be granted.

Under the Research Law, the Research Committee to allow the transfer outside of Israel of know-how derived from an approved program and the related manufacturing rights. In general, the Research Committee may approve transfer of know-how in limited circumstances as follows:

•	in the event of a sale of know-how itself to a non-affiliated third party, provided that upon such sale the owner of the know-how pays to the OCS an amount, in cash, as set forth in the Research Law. In addition, the amendment provides that if the purchaser of the know-how gives the selling Israeli company the right to exploit the know-how by way of an exclusive, irrevocable and unlimited license, the research committee may approve such transfer in special cases without requiring a cash payment.

•	in the event of a sale of a company which is the owner of know-how, pursuant to which the company ceases to be an Israeli company, provided that upon such sale, the owner of the know-how makes a cash payment to the OCS as set forth in the Research Law.

•	in the event of an exchange of know-how such that in exchange for the transfer of know-how outside of Israel, the recipient of the know-how transfers other know-how to the company in Israel in a manner in which the OCS is convinced that the Israeli economy realizes a greater, overall benefit from the exchange of know-how.

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

Law for the Encouragement of Industry (Taxes), 1969

We believe that Protalix Ltd. currently qualifies as an “Industrial Company” within the meaning of the Law for the Encouragement of Industry (Taxes), 1969, or the Industry Encouragement Law. The Industry Encouragement Law defines “Industrial Company” as a company resident in Israel and incorporated in Israel, that derives 90% or more of its income in any tax year (other than specified kinds of passive income such as capital gains, interest and dividends) from an “Industrial Enterprise” operating in Israel (including Judea & Samara territories and the Gaza strip), that it owns. An “Industrial Enterprise” is defined as an enterprise whose major activity in a given tax year is industrial production.

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

Employees

As of December 31, 2013, we had 260 employees, of whom 40 have a Ph.D. or an M.D.in their respective scientific fields. We believe that our relations with these employees are good. We believe that our success will greatly depend on our ability to identify, attract and retain capable employees. The Israeli Ministry of Labor and Welfare is authorized to make certain industry-wide collective bargaining agreements, or Expansion Orders, that apply to types of industries or employees including ours. These agreements affect matters such as cost of living adjustments to salaries, length of working hours and week, recuperation, travel expenses, and pension rights. Otherwise, our employees are not represented by a labor union or represented under a collective bargaining agreement. See “Risk Factors—We depend upon key employees and consultants in a competitive market for skilled personnel. If we are unable to attract and retain key personnel, it could adversely affect our ability to develop and market our products.”

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

To date, we have not generated significant revenues from product sales and only minimal revenues from research and development services and other fees, other than the milestone payments we have received in connection with our license and supply agreement with Pfizer. For the years ended December 31, 2013, 2012 and 2011, we had net losses of $27.8 million, $11.6 million and $36.5 million, respectively, primarily as a result of expenses incurred through a combination of research and development activities and expenses supporting those activities, which includes share-based compensation expense. Drug development and commercialization is very capital intensive. Our lead product was first approved for marketing by the FDA in May 2012, by the Israeli MOH in September 2012 and, subsequently, in certain other countries. We fund all of our operations and capital expenditures from the revenues we generate from sales of taliglucerase alfa supplemented with our cash on hand, other licensing fees and grants and the net proceeds of any equity or debt offerings. Based on our current plans and capital resources, we believe that our cash and cash equivalents will be sufficient to enable us to meet our planned operating needs for the foreseeable future. However, changes may occur that could consume our existing capital at a faster rate than projected, including, among others, the cost and timing of regulatory approvals, changes in the progress of our research and development efforts and the costs of protecting our intellectual property rights.

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

Risks Related to the Commercialization of taliglucerase alfa

We cannot predict the share in net income we will receive from Pfizer’s sales of taliglucerase alfa.

Taliglucerase alfa has been approved for marketing in the United States, Israel, Brazil, Mexico, Chile and Uruguay. Otherwise, we have no other products approved for marketing. As we have invested a significant portion of our efforts and financial resources in the development of taliglucerase alfa, our ability to generate product revenue depends heavily on the successful commercialization of taliglucerase alfa. Under the Pfizer Agreement, Pfizer holds an exclusive worldwide license to develop and commercialize taliglucerase alfa, except in Israel and Brazil. Sales of taliglucerase alfa worldwide (except Israel and Brazil) are dependent upon Pfizer’s sales and marketing efforts, which we do not control and may not be able to effectively influence, and on the actions and decisions of foreign regulatory authorities. Upon the approval of taliglucerase alfa in additional markets, if at all, Pfizer may experience delays in, or be unable to achieve, the commercial introduction of taliglucerase alfa in those markets, which would have a material adverse effect on our business, results of operations and financial condition.

Our future revenues under our collaboration with Pfizer from Pfizer’s sales of taliglucerase alfa will depend on a number of factors, including:

•	the number of Gaucher patients who will be treated with taliglucerase alfa;
•	the willingness of Gaucher patients to switch from other ERTs to taliglucerase alfa;
•	competition from Cerezyme and VPRIV, and other current or future approved treatments of Gaucher disease;
•	Pfizer’s efforts under the Pfizer Agreement and the effectiveness of Pfizer’s commercial strategy and its execution of that strategy, including its pricing strategy and the effectiveness of its efforts to obtain adequate third-party reimbursements;

•	obtaining marketing approvals from additional regulatory authorities;
•	a continued acceptable safety and efficacy profile of our product candidates following approval;
•	the successful audit of our facilities by additional regulatory authorities;
•	maintaining the cGMP compliance of our manufacturing facility or establishing manufacturing arrangements with third parties; and

•	the capacity of physicians and health care providers to provide treatment to Gaucher patients.

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

Fiocruz may not comply with the terms and conditions of the Supply and Technology Transfer Agreement.

UPLYSO was first approved for marketing in Brazil in March 2013. Under our Supply and Technology Transfer Agreement, with Fiocruz, we are not required to complete the final stage of the technology transfer for the production of UPLYSON until Fiocruz purchases at least approximately $280 million worth of UPLYSO. However, we do not control and may not be able to effectively influence Fiocruz’s ability to distribute UPLYSO in Brazil. Any failure by Fiocruz to comply with the purchase requirements of the Supply and Technology Transfer Agreement, or any other material breach by Fiocruz of the agreement, may have a material adverse effect on our business, results of operations and financial condition.

We cannot accurately predict the amount of revenues we will generate under our Supply and Technology Transfer with Fiocruz in future periods, if any. Any failure by Fiocruz to distribute UPLYSO in Brazil, or the experience of significant delays in doing so, will have a material adverse effect on our business, results of operations and financial condition.

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

If physicians, patients, third party payors and others in the medical community do not accept and use taliglucerase alfa, or any of our other product candidates, if approved, our ability to generate revenue from product sales will be materially impaired.

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

Coverage and reimbursement may not be available for taliglucerase alfa or any of our other product candidates, if approved, in all territories which could diminish our sales or affect our ability to sell taliglucerase alfa or any other products profitably.

Market acceptance and sales of taliglucerase alfa or any of our other product candidates, if approved, will depend on worldwide coverage and reimbursement policies. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which drugs they will pay for and establish reimbursement levels. Although, to date taliglucerase alfa is covered and reimbursed in all the approved territories, coverage might not be available for taliglucerase alfa or any of our other product candidates, if approved, in all territories. Obtaining reimbursement approval for an approved product from governments and other third party payors is a time consuming and costly process that requires our collaborators or us, as the case may be, to provide supporting scientific, clinical and cost-effectiveness data for the use of our products, if and when approved, to every payor. We may not be able to provide data sufficient to gain acceptance with respect to coverage and reimbursement or we might need to conduct post-marketing studies in order to demonstrate the cost-effectiveness of approved products, if any, to such payors’ satisfaction. Such studies might require our collaborators or us to commit a significant amount of management time and financial and other resources. Even if a payor determines that taliglucerase alfa, or any other approved product, if any, is eligible for reimbursement, the payor may impose coverage limitations that preclude payment for some uses that are approved by the FDA or other regulatory authorities. In addition, full reimbursement may not be available for high priced products. Moreover, eligibility for coverage does not imply that any approved product will be reimbursed in all cases or at a rate that allows us to make a profit or even cover our costs. Also, limited reimbursement amounts may reduce the demand for, or the price of, our product candidates. Except with respect to taliglucerase alfa, we have not commenced efforts to have our product candidates covered and reimbursed by government or third-party payors. If coverage and reimbursement are not available or are available only to limited levels, the sales of our products, if approved may be diminished or we may not be able to sell such products profitably.

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

Taliglucerase alfa is our only product with commercial approvals. The successful commercialization of our drug candidates will require us to perform a variety of functions, including:

•	continuing to perform preclinical development and clinical trials;
•	participating in regulatory approval processes;
•	formulating and manufacturing products; and
•	conducting sales and marketing activities.

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

Our strategy, in certain cases, is to enter into collaboration agreements with third parties to leverage our ProCellEx system to develop product candidates. If we fail to enter into these agreements or if we or the third parties do not perform under such agreements or terminate or elect to discontinue the collaboration, it could have a material adverse effect on our revenues.

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

We have limited experience in selling, marketing or distributing products and limited internal capability to do so.

We currently have very limited sales, marketing or distribution capabilities and no experience in building a sales force and distribution capabilities. Pfizer holds an exclusive, worldwide right to develop and commercialize taliglucerase alfa worldwide, except in Israel and Brazil. To be able to commercialize taliglucerase alfa effectively in Israel and Brazil, and to commercialize any of our other product candidates, we must either significantly increase our internal sales, marketing and distribution capabilities, which will be expensive and time consuming, or make arrangements with third parties to perform these services. If we decide to market any of our other products directly, if any, we must commit significant financial and managerial resources to develop a marketing and sales force with technical expertise and with supporting distribution capabilities. Factors that may inhibit our efforts to commercialize our products directly and without strategic partners include:

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

While we do sell directly taliglucerase alfa in Israel and Brazil and we intend to build a sales force to market other product candidates worldwide if approved, we do not anticipate having the resources in the foreseeable future to develop global sales and marketing capabilities for all of the products we develop. We may pursue arrangements regarding the sales and marketing and distribution of one or more of our product candidates, such as our current license and supply agreement with Pfizer for taliglucerase alfa, and our future revenues may depend, in part, on our ability to enter into and maintain arrangements with other companies having sales, marketing and distribution capabilities and the ability of such companies to successfully market and sell any such products. Any failure to enter into such arrangements and marketing alliances on favorable terms, if at all, could delay or impair our ability to commercialize our product candidates and could increase our costs of commercialization. Any use of distribution arrangements and marketing alliances to commercialize our product candidates will subject us to a number of risks, including the following:

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

Our ProCellEx protein expression system is based on our proprietary plant cell-based expression technology. The success of our business is dependent upon the successful development and approval of our product and product candidates produced through this technology. Although taliglucerase alfa is produced through ProCellEx, the technology remains novel. Accordingly, the technology remains subject to certain risks. Mammalian cell-based protein expression systems have been used in connection with recombinant therapeutic protein expression for more than 20 years and are the subject of a wealth of data; in contrast, there is not a significant amount of data generated regarding plant cell-based protein expression and, accordingly, plant cell-based protein expression systems may be subject to unknown risks. In addition, the protein glycosilation pattern created by our protein expression system is not identical to the natural human glycosilation pattern and, although to date clinical data for up to five years of follow-up on taliglucerase alfa has not demonstrated any sign of any effect, the longer term effect of the protein glycosilation pattern created by our protein expression system on human patients, if any, is still unknown. Lastly, as our protein expression system is a new technology, we cannot always rely on existing equipment; rather, there is a need to design custom-made equipment and to generate specific growth media for the plant cells which may not be available at favorable prices, if at all. Any material problems with the technology underlying our plant cell-based protein expression system may have a material adverse effect on our business, results of operations and financial condition.

We currently depend heavily on the success of taliglucerase alfa, our first commercial product. Any failure to successfully commercialize taliglucerase alfa, or the experience of significant delays in doing so, will have a material adverse effect on our business, results of operations and financial condition.

We have invested a significant portion of our efforts and financial resources in the development of taliglucerase alfa. Our ability to generate product revenue, depends heavily on the successful development and commercialization of taliglucerase alfa. Pfizer holds an exclusive worldwide license to develop and commercialize taliglucerase alfa, except in Israel and Brazil. The successful commercialization of taliglucerase alfa will depend on several factors, including the following:

•	obtaining marketing approvals from additional regulatory authorities;
•	successful completion of our ongoing studies of taliglucerase alfa;

•	the successful audit of our facilities by additional regulatory authorities;
•	maintaining the cGMP compliance of our manufacturing facility or establishing manufacturing arrangements with third parties;
•	Pfizer’s efforts under the Pfizer Agreement;
•	Fiocruz’s activities in Brazil;
•	our marketing efforts in Israel;
•	a continued acceptable safety and efficacy profile of taliglucerase alfa;
•	the availability of reimbursement to patients from healthcare payors for taliglucerase alfa; and
•	other risks described in these Risk Factors.

Any failure to successfully commercialize taliglucerase alfa or the experience of significant delays in doing so will have a material adverse effect on our business, results of operations and financial condition.

If we are unable to develop and commercialize our other product candidates, our business will be adversely affected.

A key element of our strategy is to develop and commercialize a portfolio of new products in addition to taliglucerase alfa. We seek to do so through our internal research programs and strategic collaborations for the development of new products. Research programs to identify new product candidates require substantial technical, financial and human resources, whether or not any product candidates are ultimately identified. Our research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development for many reasons, including the following:

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

We specifically face competition from companies with approved treatments of Gaucher disease. In addition to ELELYSO, there are two other ERTs for the treatment of Gaucher disease; Cerezyme and VPRIV. To a much lesser extent, we also compete with Actelion. In addition, Genzyme is developing Eliglustat which is in the late stages of clinical development and was the subject of a phase III clinical trial that was completed in 2013. Eliglustat is a small molecule, oral drug which is being developed for the treatment of Gaucher disease.

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

We also face competition from companies that are developing other platforms for the expression of recombinant therapeutic pharmaceuticals. We are aware of companies that are developing alternative technologies to develop and produce therapeutic proteins in anticipation of the expiration of certain patent claims covering marketed proteins. Competitors developing alternative expression technologies include Crucell N.V. (which was acquired by Johnson & Johnson during 2010), Shire and GlycoFi, Inc. (which was acquired by Merck & Co. Inc.). Other companies are developing alternate plant-based technologies, include iBio, Medicago and Greenovation Biotech GmbH, none of which are cell-based. Rather, such companies base their product development on transgenic plants or whole plants.

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

We work with medical experts, chemists, biologists and other scientists at academic and other institutions, and consultants who assist us in our research, development, regulatory and commercial efforts, including the members of our scientific advisory board. These scientists and consultants have provided, and we expect that they will continue to provide, valuable advice regarding our programs. These scientists and consultants are not our employees, may have other commitments that would limit their future availability to us and typically will not enter into non-compete agreements with us. If a conflict of interest arises between their work for us and their work for another entity, we may lose their services. In addition, we will be unable to prevent them from establishing competing businesses or developing competing products. For example, if a key scientist acting as a principal investigator in any of our clinical trials identifies a potential product or compound that is more scientifically interesting to his or her professional interests, his or her availability to remain involved in our clinical trials could be restricted or eliminated, which may have a material adverse effect on our business, financial condition and results of operations.

Under current U.S. and Israeli law, we may not be able to enforce employees’ covenants not to compete and therefore may be unable to prevent our competitors from benefiting from the expertise of some of our former employees.

We have entered into non-competition agreements with substantially all of our employees. These agreements prohibit our employees, if they cease working for us, from competing directly with us or working for our competitors for a limited period. Under current U.S. and Israeli law, we may be unable to enforce these agreements against most of our employees and it may be difficult for us to restrict our competitors from gaining the expertise our former employees gained while working for us. If we cannot enforce our employees’ non-compete agreements, we may be unable to prevent our competitors from benefiting from the expertise of our former employees, which may have a material adverse effect on our business, financial condition and results of operations.

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

Increasing healthcare expenditures have been the subject of considerable public attention in the United States. Both private and government entities are seeking ways to reduce or contain healthcare costs. Numerous proposals that would result in changes in the U.S. healthcare system have been introduced or proposed in the U.S. Congress and in some state legislatures within the United States, including reductions in the pricing of prescription products and changes in the levels at which consumers and healthcare providers are reimbursed for purchases of pharmaceutical products. Legislation passed in recent years has imposed certain changes to the way in which drugs, including our product candidates, are covered and reimbursed in the United States. For example, federal legislation and regulations have implemented new reimbursement methodologies for certain drugs, created a voluntary prescription drug benefit, Medicare Part D, and have imposed significant revisions to the Medicaid Drug Rebate Program. The PPACA imposes yet additional changes to these programs. We believe that legislation that reduces reimbursement for our product candidates could adversely impact how much or under what circumstances healthcare providers will prescribe or administer our products, if approved. This could materially and adversely impact our business by reducing our ability to generate revenue, raise capital, obtain additional collaborators and market our products, if approved. In addition, we believe the increasing emphasis on managed care in the United States has and will continue to put pressure on the price and usage of pharmaceutical products, which may adversely impact product sales, upon approval, if at all.

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

The net operating loss carryforwards, or “NOLs”, of the Company as of December 31, 2013, equal to approximately $15.3 million, may be restricted under Section 382 of the Internal Revenue Code of 1986, as amended, or the “Code.” Section 382 of the Code imposes limitations on a corporation’s ability to utilize NOLs to offset taxable income if the corporation experiences an “ownership change.” In general terms, an “ownership change” may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50% over a three-year period. In the event that an ownership change has occurred, or were to occur, utilization of our NOLs would be subject to an annual limitation under Section 382, which is generally the fair market value of the pre-change entity multiplied by the long-term tax exempt rate, which is published monthly by the Internal Revenue Service.

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

We need FDA approval to commercialize our drug candidates in the United States, EMA approval to commercialize our drug candidates in the European Union and approvals from foreign regulators to commercialize our drug candidates elsewhere. In order to obtain FDA approval of any of our drug candidates, we must submit to the FDA an NDA or a Biologic License Application (BLA) demonstrating that the drug candidate is safe for humans and effective for its intended use. This demonstration requires significant research and animal tests, which are referred to as preclinical studies, as well as human tests, which are referred to as clinical trials. In the European Union, we must submit an MAA to the EMA. Satisfaction of the FDA’s, the EMA’s and foreign regulatory authorities’ regulatory requirements typically takes many years, depends upon the type, complexity and novelty of the drug candidate and requires substantial resources for research, development and testing. Taliglucerase alfa has been approved for marketing in the United States, Israel, Brazil, Mexico, Chile and Uruguay, and marketing applications are outstanding in other countries. Even if we comply with all the requests of regulatory authorities, the authorities may ultimately reject the marketing applications filed for taliglucerase alfa or that we file for our other product candidates in the future, if any, or we might not obtain regulatory clearance in a timely manner for taliglucerase alfa in certain countries or for any of our other drug candidates. Companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in advanced or late-stage clinical trials, even after obtaining promising earlier trial results or in preliminary findings or other comparable authorities for such clinical trials.  Further, even if favorable testing data is generated by the clinical trials of a drug candidate, the applicable regulatory authority may not accept or approve the marketing application filed by a pharmaceutical or biotechnology company for the drug candidate. Failure to obtain approval of the FDA, EMA or comparable foreign authorities of any of our drug candidates in a timely manner, if at all, will severely undermine our business, financial condition and results of operation by reducing our potential marketable products and our ability to generate corresponding product revenues.

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

As of December 31, 2013, we had 89 pending patent applications and one joint pending patent application with a third party. However, the filing of a patent application does not mean that we will be issued a patent, or that any patent eventually issued will be as broad as requested in the patent application or sufficient to protect our technology. Any modification required to a current patent application may delay the approval of such patent application which would have a material adverse effect on our business, results of operations and financial condition. In addition, there are a number of factors that could cause our patents, if granted, to become invalid or unenforceable or that could cause our patent applications to not be granted, including known or unknown prior art, deficiencies in the patent application or the lack of originality of the technology. Our competitive position and future revenues will depend in part on our ability and the ability of our licensors and collaborators to obtain and maintain patent protection for our products, methods, processes and other technologies, to preserve our trade secrets, to prevent third parties from infringing on our proprietary rights and to operate without infringing the proprietary rights of third parties. We have filed U.S. and international patent applications for process patents, as well as composition of matter patents, for taliglucerase alfa and other product candidates. However, we cannot predict:

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

As of December 31, 2013, we hold, or have license rights to, 49 patents (including one joint patent). If patent rights covering our products or technologies are not sufficiently broad, they may not provide us with sufficient proprietary protection or competitive advantages against competitors with similar products and technologies. Furthermore, if the U.S. Patent and Trademark Office or foreign patent offices issue patents to us or our licensors, others may challenge the patents or circumvent the patents, or the patent office or the courts may invalidate the patents. Thus, any patents we own or license from or to third parties may not provide any protection against our competitors and those who infringe upon our patents.

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

In addition to the foregoing, since the end of 2010, numerous acts of protest and civil unrest have taken place in several countries in the Middle East and North Africa, many of which involved significant violence. The civil unrest in Egypt, which borders Israel, resulted in the resignation of its president Hosni Mubarak, and to significant changes to the country’s government. In Syria, also bordering Israel, large civilian protests have progressed into a civil war. The ultimate effect of these developments on the political and security situation in the Middle East and on Israel’s position within the region is not clear at this time.

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

Additionally, under the Research Law, we are prohibited from transferring the OCS-financed technologies and related intellectual property rights outside of the State of Israel, except under limited circumstances and only with the approval of the OCS’ Research Committee. We may not receive the required approvals for any proposed transfer and, if received, we may be required to pay the OCS a portion of the consideration that we receive upon any sale of such technology by a non-Israeli entity. The scope of the support received, the royalties that we have already paid to the OCS, the amount of time that has elapsed between the date on which the know-how was transferred and the date on which the OCS grants were received and the sale price and the form of transaction will be taken into account in order to calculate the amount of the payment to the OCS. Approval of the transfer of technology to residents of the State of Israel is required, and may be granted in specific circumstances only if the recipient abides by the provisions of applicable laws, including the restrictions on the transfer of know-how and the obligation to pay royalties. No assurance can be made that approval to any such transfer, if requested, will be granted.

These restrictions may impair our ability to sell our technology assets or to outsource manufacturing outside of Israel. The restrictions will continue to apply for a certain period of time even after we have repaid the full amount of royalties payable for the grants. For the years ended December 31, 2012 and 2013, we recorded grants totaling $4.1 million and $3.4 million from the OCS, respectively. The grants represent 11.1% and 10.4%, respectively, of our gross research and development expenditures for the years ended December 31, 2012 and 2013. If we fail to satisfy the conditions of the Research Law, we may be required to refund certain grants previously received together with interest and penalties, and may become subject to criminal charges, any of which could have a material adverse effect on our business, results of operations and financial condition.

Investors may have difficulties enforcing a U.S. judgment, including judgments based upon the civil liability provisions of the U.S. federal securities laws against us, our executive officers and most of our directors or asserting U.S. securities laws claims in Israel.

Most of our directors and none of our officers are residents of the United States, and most of their assets and our assets are located outside the United States. Service of process upon our non-U.S. resident directors and officers and enforcement of judgments obtained in the United States against us, some of our directors and executive officers may be difficult to obtain within the United States. We have been informed by our legal counsel in Israel that investors may find it difficult to assert claims under U.S. securities laws in original actions instituted in Israel or obtain a judgment based on the civil liability provisions of U.S. federal securities laws against us, our officers and our directors. Israeli courts may refuse to hear a claim based on a violation of U.S. securities laws against us or our officers and directors because Israel is not the most appropriate forum to bring such a claim. In addition, even if an Israeli court agrees to hear a claim, it may determine that Israeli law and not U.S. law is applicable to the claim. If U.S. law is found to be applicable, the content of applicable U.S. law must be proved as a fact which can be a time-consuming and costly process. Certain matters of procedure will also be governed by Israeli law. There is little binding case law in Israel addressing the matters described above.

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

Even if these conditions are satisfied, an Israeli court will not enforce a foreign judgment if it was given in a state whose laws do not provide for the enforcement of judgments of Israeli courts (subject to exceptional cases) or if its enforcement is likely to prejudice the sovereignty or security of the State of Israel. An Israeli court also will not declare a foreign judgment enforceable if:

•	the judgment was obtained by fraud;
•	there is a finding of lack of due process;
•	the judgment was rendered by a court not competent to render it according to the laws of private international law in Israel;
•	the judgment is at variance with another judgment that was given in the same matter between the same parties and that is still valid; or
•	at the time the action was brought in the foreign court, a suit in the same matter and between the same parties was pending before a court or tribunal in Israel.

Risks Related to Investing in our Common Stock

The market price of our common stock may fluctuate significantly.

The market price of our common stock may fluctuate significantly in response to numerous factors, some of which are beyond our control, such as:

•	Pfizer’s and our commercialization efforts for ELELYSO;
•	the results of our ongoing studies regarding our product candidates;
•	announcements regarding partnerships or collaborations by us or our competitors;
•	developments concerning intellectual property rights and regulatory approvals;
•	the announcement of new products or product enhancements by us or our competitors;
•	variations in our and our competitors’ results of operations;
•	changes in earnings estimates or recommendations by securities analysts;
•	developments in the biotechnology industry; and
•	general market conditions and other factors, including factors unrelated to our operating performance.

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

The market price of our common stock could drop significantly if our existing shareholders sell a large number of shares of our common stock or are perceived by the market as intending to sell them. All of our outstanding shares of our common stock are freely tradable without restriction or further registration under the federal securities laws, unless owned by our affiliates. At December 31, 2013, there were unvested restricted shares and options to purchase common stock issued and outstanding covering 7,036,531 shares of our common stock with a weighted average exercise price of $3.83 per share. Also at December 31, 2013, there were 215,378 shares of common stock remaining available for future for issuance in connection with future grants of incentives under our amended 2006 stock incentive plan.

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

Our directors, executive officers, principal shareholders and affiliated entities beneficially own, in the aggregate, approximately 50% of our outstanding common stock. As a result, if some or all of them acted together, they would have the ability to exert substantial influence over the election of our Board of Directors and the outcome of issues requiring approval by our shareholders. This concentration of ownership may have the effect of delaying or preventing a change in control of our company that may be favored by other shareholders. This could prevent the consummation of transactions favorable to other shareholders, such as a transaction in which shareholders might otherwise receive a premium for their shares over current market prices.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our manufacturing facility and executive offices are located in Carmiel, Israel. The facilities currently contain approximately 20,000 sq/ft of manufacturing space and additional 48,000 sq/ft of laboratory, warehouse and office space and are leased at a rate of approximately $86,000 per month. In addition, we are entitled to use an additional 13,000 sq/ft in the same facility, which we intend to utilize in connection with an anticipated expansion of our manufacturing facilities. Our facilities are equipped with the requisite laboratory services required to conduct our business, and we believe that the existing facilities are adequate to meet our needs for the foreseeable future. We have leased the facility through 2017, subject to three options exercisable by us to extend the term for a five-year period, for an aggregate of 15 additional years. Upon the exercise of each option to extend the term of the lease, if any, the then current base rent shall be increased by 10%. We also lease an office in Ramat Gan, Israel, for approximately $2,500 per month.

Item 3. Legal Proceedings

We are not involved in any material legal proceedings.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock began trading on the NYSE MKT (formerly, the American Stock Exchange) on March 12, 2007 under the symbol “PLX.” Our common stock is also listed on the TASE under the symbol “PLX.” The following table sets forth the quarterly high and low closing prices for our common stock on the NYSE MKT.

	Price Range
	High	Low
Fourth Quarter 2013	$4.60	$3.72
Third Quarter 2013	$5.68	$4.39
Second Quarter 2013	$5.67	$4.81
First Quarter 2013	$6.15	$5.03
Fourth Quarter 2012	$5.68	$4.80
Third Quarter 2012	$5.98	$4.85
Second Quarter 2012	$7.20	$5.58
First Quarter 2012	$6.51	$5.00

These quotations reflect prices between dealers and do not include retained mark-ups, mark-downs and commissions and may not necessarily represent actual transactions. There were approximately 83 holders of record of our common stock at March 1, 2014. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions. To date, we have not declared or paid any cash dividends on our common stock. We do not anticipate paying any dividends on our common stock in the foreseeable future.

STOCK PERFORMANCE GRAPH

The following graph compares the cumulative total shareholder return data for our common stock from December 31, 2008 through December 31, 2013 to the cumulative return over such time period of (i) The NYSE MKT Composite Index and (ii) The Nasdaq Biotechnology Index. The graph assumes an investment of $100 on December 31, 2008 in each of our common stock, the stocks comprising the NYSE MKT Composite Index and the stocks comprising the Nasdaq Biotechnology Index, including dividend reinvestment, if any.

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

53

Item 6. Selected Financial Data

The selected consolidated financial data below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. The selected consolidated statements of operations data for the years ended December 31, 2013, 2012 and 2011 and the selected consolidated balance sheet data as of December 31, 2013 and 2012, are derived from the audited consolidated financial statements included elsewhere in this Annual Report. The statement of operations data for the years ended December 31, 2010 and 2009 and the balance sheet data as of December 31, 2011, 2010 and 2009 are derived from audited financial statements not included in this Annual Report. The historical results presented below are not necessarily indicative of future results.

	Year Ended December 31,
	2009	2010	2011	2012	2013
	(in thousands, except share and per share amounts)
Consolidated Statement of Operations Data:
Revenues	$388	$6,642	$8,386	$34,870	$10,479
Our share in the Collaboration Agreement	-	4,602	(5,418)	(446)	1,034
Cost of revenues	3,575	4,383	1,525	8,144	5,428
Gross profit (loss)	(3,187)	6,861	1,443	26,280	6,085
Research and development expenses, net	21,638	29,951	31,043	28,689	24,816
General and administrative expenses	7,144	6,876	6,931	9,763	8,385
Financial income (expenses), net	529	968	2	554	(674)
Net loss	$31,440	$28,998	$36,529	$11,618	$27,790
Net loss per share of common stock, basic and diluted	$0.41	$0.36	$0.43	$0.13	$0.30
Weighted average number of shares of common stock used in computing net loss per share of common stock	76,942,840	80,960,300	84,645,364	90,845,901	92,368,138

Consolidated Balance Sheet Data:
Cash and cash equivalents	$81,266	$35,900	$27,001	$52,035	$86,398
All other assets	17,405	28,829	24,804	26,692	26,935
Total assets	98,671	64,729	51,805	78,727	113,333
Current liabilities	21,530	18,903	18,693	25,755	26,696
Total liabilities	82,788	76,052	77,882	82,084	140,279
Shareholders’ equity (capital deficiency)	15,883	(11,323)	(26,077)	(3,357)	(26,946)

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

Overview

We are a biopharmaceutical company focused on the development and commercialization of recombinant therapeutic proteins based on our proprietary ProCellEx protein expression system. Using our ProCellEx system, we are developing a pipeline of proprietary, biobetter and biosimilar versions of recombinant therapeutic proteins, based on our plant cell-based expression technology, that primarily target large, established pharmaceutical markets and that rely upon known biological mechanisms of action. Our initial commercial focus has been on complex therapeutic proteins, including proteins for the treatment of genetic disorders, such as Gaucher disease and Fabry disease. We believe ProCellEx will enable us to develop proprietary recombinant proteins that are therapeutically equivalent or superior to existing recombinant proteins currently marketed for the same indications. Because we are primarily targeting biologically equivalent versions of highly active, well-tolerated and commercially successful therapeutic proteins, we believe our development process is associated with relatively less risk compared to other biopharmaceutical development processes for completely novel therapeutic proteins. We are now also applying the unique properties of our ProCellEx system for the oral delivery of therapeutic proteins, with the first two product candidates being glucocerebrosidase and antiTNF fusion protein.

On May 1, 2012, the FDA approved for sale our first commercial product, taliglucerase alfa for injection, which is being marketed in the United States and Israel under the brand name ELELYSO, as an enzyme replacement therapy, or ERT, for the long-term treatment of adult patients with a confirmed diagnosis of type 1 Gaucher disease. Subsequently, taliglucerase alfa was approved by ANVISA in March 2013, by the Israeli MOH in September 2012, and by the applicable regulatory authorities in Uruguay, Mexico and Chile. Taliglucerase alfa will be marketed under the name UPLYSO in Brazil and certain other Latin American countries. Taliglucerase alfa is our proprietary, recombinant form of glucocerebrosidase, or GCD, that is produced or expressed through ProCellEx. Taliglucerase alfa is the first plant cell-based recombinant therapeutic protein to be approved by the FDA or by the regulatory authorities with jurisdiction over any substantial market. Gaucher disease is a rare and serious lysosomal storage disorder with severe and debilitating symptoms. Gaucher patients suffer from mutations in or deficiencies of GCD, an enzyme that is naturally found in human cells.

Since May 2012, taliglucerase alfa has been marketed in the United States by Pfizer, our commercialization partner, as provided in the Pfizer Agreement. We granted Pfizer an exclusive, worldwide license to develop and commercialize taliglucerase alfa under the Pfizer Agreement, but we retained those rights in Israel and in Brazil. We have agreed to a specific allocation between Protalix Ltd. and Pfizer of the responsibilities for the continued development efforts for taliglucerase alfa outside of Israel. Since 2013, taliglucerase alfa has been marketed in Israel by Protalix Ltd.

On June 18, 2013, we entered into the Brazil Agreement with Fiocruz for taliglucerase alfa. The agreement became effective in January 2014. The technology transfer is designed to be completed in four stages and is intended to transfer to Fiocruz the capacity and skills required for the Brazilian government to construct its own manufacturing facility, at its sole expense, and to produce a sustainable, high-quality, and cost-effective supply of taliglucerase alfa. The initial term of the technology transfer is seven years. Under the agreement, Fiocruz has committed to purchase at least approximately $40 million worth of taliglucerase alfa during the first two years of the term. In subsequent years, Fiocruz is required to purchase at least approximately $40 million worth of taliglucerase alfa per year. Additionally, we are not required to complete the final stage of the technology transfer until Fiocruz purchases at least approximately $280 million worth of taliglucerase alfa.

We are cooperating with Pfizer to obtain marketing approval for taliglucerase alfa in additional countries and jurisdictions. In addition to those countries in which taliglucerase alfa has been approved, marketing authorization applications have been filed in other countries.

In December 2012, we entered into a Clinical Development Agreement with Pfizer under which we will continue to manage, administer and sponsor current, ongoing clinical trials relating to ELELYSO. We are currently sponsoring extension studies of ELELYSO in adult and pediatric patients. New clinical trials for ELELYSO, if it is elected that any such clinical trial be performed, will be conducted and sponsored by Pfizer. Under the terms of the agreement, we were eligible to receive a payment of $8.3 million upon the achievement of certain near-term clinical development goals. The goals were achieved prior to the end of fiscal year 2012 and the $8.3 million payment has been paid in full. This agreement helps to maintain the continuity of the ongoing clinical trials for Gaucher patients and physicians and reinforces the companies’ mutual commitment to the Gaucher community.

We performed a number of studies on taliglucerase alfa to supplement the pivotal phase III clinical trial, which we completed in September 2009. We initiated a double-blind, follow-on extension study in 2008 which consisted of eligible patients who had completed nine months of treatment in the pivotal phase III clinical trial. The patients were offered the opportunity to continue to receive taliglucerase alfa at the same dose they received in the pivotal trial for an additional 15 months in a blinded manner. We also conducted a nine-month, worldwide, multi-center, open-label, switch-over clinical study evaluating the safety and efficacy of switching Gaucher patients currently treated with Cerezyme, which is produced by Genzyme, with taliglucerase alfa, which was successfully completed in 2011. We also conducted a 12-month clinical trial of naïve and switchover pediatric patients, which was successfully completed in 2012. Based on the data from this study, an application for a supplement to the NDA for ELEYSO, allowing a pediatric use indication to be added to the product label, has recently been submitted by Pfizer to the FDA. Patients in the extension trials are still being treated with taliglucerase alfa.

Currently, patients are being treated with taliglucerase alfa on a commercial basis in the United States, Brazil, Israel and Chile. Globally, patients are being treated through our extension trials and related studies, compassionate use programs, special access agreements, named patient provisions and other programs designed to ensure that treatments are available to Gaucher patients in light of recent shortages of approved treatments. In France, Gaucher patients are being treated with taliglucerase alfa through an Autorisation Temporaire d’Utilisation (ATU), or Temporary Authorization for Use, a regulatory mechanism used by the French Health Products and Safety Agency to make non-approved drugs available to patients in France when a genuine public health need exists. In addition to the United States and France, taliglucerase alfa is currently being provided to Gaucher patients under special access agreements or named patient provisions in Brazil and in other countries. Hundreds of patients, in the aggregate, have been treated with taliglucerase alfa.

In addition to taliglucerase alfa, we are developing an innovative product pipeline using our ProCellEx protein expression system. Our product pipeline currently includes, among other candidates: PRX-102, a therapeutic protein candidate for the treatment of Fabry disease; PRX-112, an orally administered glucocerebrosidase enzyme for the treatment of Gaucher patients utilizing oral delivery of the recombinant GCD enzyme produced and encapsulated within carrot cells; PRX-106, an oral antiTNF, a plant cell expressed recombinant fusion protein combined of the binding domain of the human TNF receptor (TNFR) and an antibody portion, which is being developed for the treatment of certain immune and inflammatory diseases, such as rheumatoid arthritis, colitis, Crohn’s disease, psoriasis and other autoimmune and inflammatory disorders; PRX-110, a proprietary plant cell recombinant human Deoxyribonuclease 1 under development for the treatment of cystic fibrosis, to be administered by inhalation; PRX-107, a proprietary plant cell recombinant AAT; and others.

Except for the rights to commercialize taliglucerase alfa worldwide (other than Brazil and Israel), which we licensed to Pfizer, we hold the worldwide commercialization rights to all of our proprietary development candidates. We have built an internal marketing team designed to serve the Israeli market for taliglucerase alfa and we intend to establish internal commercialization and marketing teams for our other product candidates in North America, the European Union and in other significant markets, including Israel, subject to required marketing approvals, as the need arises. In addition, we continuously evaluate potential strategic marketing partnerships as well as collaboration programs with biotechnology and pharmaceutical companies and academic research institutes.

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

Functional Currency

The currency of the primary economic environment in which our operations are conducted is the U.S. dollar. Most of our revenues are derived in dollars. In addition, most of our expenses and capital expenditures are incurred in dollars, and the major source of our financing has been provided in dollars.

Revenues

Currently, our source of revenues comes from sales of taliglucerase alfa pursuant to our license agreement with Pfizer, our sales of taliglucerase alfa in Israel and Brazil and from milestone payments under the Pfizer Agreement. We recognize revenue when the earnings process is complete, which is when revenue is realized or realizable and earned, there is persuasive evidence a revenue arrangement exists, delivery of goods or services has occurred, the sales price is fixed or determinable and collectability is reasonably assured.

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

Under the terms and conditions of the Pfizer Agreement, we are entitled to 40% of the net profits or loss from sales of taliglucerase alfa by Pfizer and reimbursement of our certain related expenses we incur in connection with Pfizer’s sales (other than those related to sales in Israel). We hold all rights to taliglucerase alfa in Israel and Brazil. We recognize our share of net profit or loss under the Pfizer Agreement based on reports we receive from Pfizer summarizing the results of the collaborative activities under the agreement for the applicable period. Under the terms of the Pfizer Agreement, for its subsidiaries operating outside the United States, financial information is included based on the fiscal year ending November 30, while financial information for the U.S. entity is included based on the fiscal year ending December 31.

We recognize revenues received from the sale of a product when the sales price is fixed or determinable and collectability is reasonably assured. The revenues represent our cost with respect to the product sold.

We recognize net product revenue from our sales of ELELYSO in Israel when persuasive evidence of an arrangement exists, the product has been delivered to the customer, title and risk of loss have passed to the customer, the price to the buyer is fixed or determinable and collection from the customer is reasonably assured. Product sale transactions are evidenced by customer purchase orders, customer contracts, invoices and/or the related shipping documents. Amounts collected from customers and remitted to governmental authorities, which represents value-added taxes related to ELELYSO sales in Israel, are presented on a net basis in our Consolidated Statements of Operations, in that taxes billed to customers are not included as a component of net product revenues.

Research and Development Expense

We expect our research and development expense to remain our primary expense in the near future as we continue to develop our product candidates. Research and development expense consists of:

•	internal costs associated with research and development activities;
•	payments made to third party contract research organizations, investigative/clinical sites and consultants;
•	manufacturing development costs;
•	personnel-related expenses, including salaries, benefits, travel, and related costs for the personnel involved in research and development;
•	activities relating to the advancement of product candidates through preclinical studies and clinical trials; and
•	facilities and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities, as well as laboratory and other supplies.

The following table identifies our current major research and development projects:

Project	Status	Expected Near Term Milestones
PRX 102 – alpha-GAL-A	Phase I/II clinical trial, ongoing	Report interim results

Oral Glucocerebrosidase	Phase I clinical trial completed	Initiate next phase clinical trial

Oral antiTNF	Research	Initiate phase I clinical trial

DNase I	Preclinical	File IND

We anticipate incurring increasing costs in connection with our PRX-102 and oral glucocerebrosidase projects which will be partially off set by the decrease in costs incurred due to the continued winding down of our taliglucerase alfa clinical trials during 2014. Our other projects are in the early clinical, preclinical or research phases with relatively immaterial costs. To date, most of our research and development costs were incurred in connection with our phase III clinical trial of taliglucerase alfa. Our internal resources, employees and infrastructure are not tied to any individual research project and are typically deployed across all of our projects. We currently do not record and maintain research and development costs per project.

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

For purposes of determining the fair value of the restricted shares of common stock granted to employees during the fiscal year ended December 31, 2013, our management used the fair value of our common stock which was the closing sale price of our common stock on the NYSE MKT on the date of grant.

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

Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012

Revenues

We recorded revenue of $10.5 million for the year ended December 31, 2013, an increase of approximately $609,000, or 6%, compared to revenue of $9.9 million for the year ended December 31, 2012, excluding the one time $25.0 million payment we received from Pfizer under the Pfizer Agreement in connection with the FDA’s approval of taliglucerase alfa on May 1, 2012. The revenues represent our sales of taliglucerase alfa in Israel, the cost of products we deliver to Pfizer under the Pfizer Agreement and a pro rata amortization equal to $1.1 million in each quarterly period resulting from the $65.0 million upfront and milestone payments we received from Pfizer in 2009. The revenues for the year ended December 31, 2013 include $5.0 million from products we sold in Israel.

Our share in the Collaboration Agreement

We recorded revenue of $1.0 million as our share of net income in the collaboration under the Pfizer Agreement during the year ended December 31, 2013, compared to the $446,000 of loss recorded for the year ended December 31, 2012. Our share in the collaboration recorded for the year ended December 31, 2013 represents our 40% share of the net income generated during the period, which was primarily the result of revenues generated by Pfizer in the United States which exceeded the expenses during such period. Under the terms and conditions of the Pfizer Agreement, we record income or loss equal to 40% of the profit or loss realized from sales of taliglucerase alfa and related expenses incurred based on reports we receive from Pfizer summarizing the results of the collaborative activities under the Pfizer Agreement for the applicable period. Under the terms and conditions of the Pfizer Agreement, financial information of Pfizer’s subsidiaries that operate outside the United States is included based on the fiscal year ending November 30, while financial information for the U.S. entity is included based on the fiscal year ending December 31.

Cost of Revenues

Cost of revenues was $5.4 million for the year ended December 31, 2013, a decrease of $2.7 million, or 33%, compared to the cost of revenues of $8.1 million for the year ended December 31, 2012. Cost of revenues for the year ended December 31, 2013 consists primarily of certain fixed costs relating to our manufacturing facility, including rent, depreciation, salary and maintenance expenses amounting to approximately $4.9 million, and to a much lesser extent, the direct cost of products we sold in Israel and products we delivered to Pfizer for which revenues were recognized during the period. Cost of revenues for the years ended December 31, 2012 and 2013 include an aggregate of $2.2 million and $472,000, respectively, in royalties payable to the OCS and to a certain academic institution in connection with gross sales of taliglucerase alfa during the period. Prior to the FDA’s approval of taliglucerase alfa, manufacturing costs related to taliglucerase alfa were classified as research and development expenses. Effective as of the FDA approval of taliglucerase alfa, we capitalize all manufacturing costs associated with taliglucerase alfa and expense such costs as cost of revenues, as applicable.

Research and Development Expenses

Research and development expenses were $33.3 million for the year ended December 31, 2013, a decrease of $3.4 million, or 9.1% from $36.7 million for the year ended December 31, 2012. The decrease resulted primarily from a decrease of $2.1 million in payroll and related expenses primarily due to a decrease in share-based compensation and a decrease of $1.2 million resulting from the winding down of certain clinical trials for taliglucerase alfa.

We expect research and development expenses to continue to be our primary expense as we enter into a more advanced stage of preclinical and clinical trials for certain of our product candidates.

General and Administrative Expenses

General and administrative expenses were $8.4 million for the year ended December 31, 2013, a decrease of $1.4 million, or 14%, from $9.8 million for the year ended December 31, 2012. The decrease resulted primarily from a decrease of $1.5 million in payroll and related expenses primarily due to a decrease in share-based compensation.

Financial Expenses and Income

Financial expense was $674,000 for the year ended December 31, 2013, compared to financial income of $554,000 for the year ended December 31, 2012. Financial expense resulted primarily from interest expense of $1.0 million for the 4.5% convertible note which was partially offset by financial income which resulted primarily from interest earned on short term deposits.

Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011

Revenues

We recorded revenue of $34.9 million for the year ended December 31, 2012, an increase of $26.5 million or 315%, compared to revenue of $8.4 million for the year ended December 31, 2011. The increase resulted primarily from the $25.0 million milestone payment we received from Pfizer in connection with the FDA’s approval of taliglucerase alfa in the United States. The increase was also due to the increase in the supply of taliglucerase alfa vials to Pfizer during the year ended December 31, 2012. Revenues also include the amortization of the $65.0 million upfront and milestone payments received from Pfizer. The payments were recorded as deferred revenue and the amounts will be amortized over the performance period, estimated at approximately 14 years, at a rate of approximately $1.1 million per quarter.

Our share in the Collaboration Agreement

We recorded a loss of $446,000 as our share in the collaboration under the Pfizer Agreement during the year ended December 31, 2012, a decrease of $5.0 million, or 92%, compared to the $5.4 million of loss recorded for the year ended December 31, 2011. Our share in the collaboration’s loss for the year ended December 31, 2012 represents our 40% share of the net loss generated during the period, which was primarily the result of the expenses incurred during the period mainly in connection with activities related to the U.S. launch of taliglucerase alfa which exceeded the revenues generated by Pfizer in the United States, and resupply in Brazil. Under the terms and conditions of the Pfizer Agreement, we record income or loss equal to 40% of the profit or loss realized from sales of taliglucerase alfa and related expenses incurred based on reports we receive from Pfizer summarizing the results of the collaborative activities under the Pfizer Agreement for the applicable period. Under the terms and conditions of the Pfizer Agreement, financial information of Pfizer’s subsidiaries that operate outside the United States is included based on the fiscal year ending November 30, while financial information for the U.S. entity is included based on the fiscal year ending December 31.

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

Research and Development Expenses

Research and development expenses were $36.7 million for the year ended December 31, 2012, a decrease of $1.1 million from $37.8 million for the year ended December 31, 2011. The decrease resulted primarily from a decrease of $2.6 million in expenses related to consulting and subcontractors, and a decrease of $2.8 million in certain expenses, such as rent, depreciation and maintenance, that were classified as cost of revenues or capitalized as inventory after the FDA’s approval of taliglucerase alfa on May 1, 2012. Such decrease was partially offset by an increase of $4.9 million in salaries expense associated with research and development activities mainly due to share-based compensation, bonuses paid in connection with the FDA’s approval of taliglucerase alfa and the initiation of the phase I/II clinical trial of PRX-102 for Fabry disease.

We expect research and development expenses to continue to be our primary expense as we enter into a more advanced stage of preclinical and clinical trials for certain of our product candidates.

General and Administrative Expenses

General and administrative expenses were $9.8 million for the year ended December 31, 2012, an increase of $2.8 million, or 41%, from $6.9 million for the year ended December 31, 2011. The increase resulted primarily from an increase of $3.3 million in salaries expense primarily due to bonuses paid in connection with the FDA’s approval of taliglucerase alfa on May 1, 2012 and share-based compensation. The increase was partially offset by a decrease of $646,000 in legal and accounting expenses.

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

In addition to the foregoing, on September 18, 2013, we completed a private placement of $69.0 million in aggregate principal amount of 4.50% convertible notes due 2018, or the Notes, including $9.0 million aggregate principal amount of Notes related to the offering’s initial purchaser’s over-allotment option, which was exercised in full.

Pfizer paid Protalix Ltd. $60.0 million as an upfront payment in connection with the execution of the Pfizer Agreement and subsequently paid to Protalix Ltd. an additional $5.0 million upon Protalix Ltd.’s meeting a certain milestone. Protalix Ltd. also received a milestone payment of $25.0 in connection with the FDA’s approval of taliglucerase alfa in May 2012. Protalix Ltd. is also entitled to payments equal to 40% of the net profits earned by Pfizer on its global sales of taliglucerase alfa (except in Israel). In calculating net profits there are certain agreed upon limits on the amounts that may be deducted from gross sales for certain expenses and costs of goods sold. Pfizer has also paid Protalix Ltd. $8.3 million in connection with the successful achievement of certain milestones under the Clinical Development Agreement between Pfizer and Protalix Ltd.

Cash Flows

Net cash used in operations was $30.7 million for the year ended December 31, 2013. The net loss for the year ended December 31, 2013 of $27.8 million was further increased by a decrease of $7.2 million in deferred revenues and an increase of $3.9 million in inventories, but was partially offset by share based compensation of $4.1 million and $3.5 million in depreciation. Net cash used in investing activities for the year ended December 31, 2013 was $2.1 million and consisted primarily of purchases of property and equipment. Net cash provided by financing activities was $66.9 million, consisting primarily of net proceeds from our offering of 2018 4.5% convertible notes.

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

Future Funding Requirements

We expect to continue to incur significant expenditures in the near future. However, we anticipate that we will generate revenues to offset such losses as Pfizer’s commercialization efforts for taliglucerase alfa in the United States and as our commercialization efforts for taliglucerase alfa in Brazil and Israel progress, and as taliglucerase alfa is launched by Pfizer in other countries in which taliglucerase alfa was recently approved. We also anticipate that we will generate additional revenues after additional anticipated marketing approvals of taliglucerase alfa are granted in new countries. We expect to continue to incur significant research and development expenses, including expenses related primarily to the clinical trials of PRX-102 and oral glucocerebrosidase and the advancement of our other product candidates into clinical trials.

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

Our future capital requirements will depend on many factors, including the progress of Pfizer’s commercialization efforts for taliglucerase alfa in the United States and other countries, the progress of our commercialization efforts for taliglucerase alfa in Brazil and Israel and, if anticipated marketing approvals of taliglucerase alfa are granted in other jurisdictions, the progress of Pfizer’s global commercialization efforts for taliglucerase alfa, the progress and results of our clinical trials, the duration and cost of discovery and preclinical development and laboratory testing and clinical trials for our product candidates, the timing and outcome of regulatory review of our product candidates, the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims and other intellectual property rights, the number and development requirements of other product candidates that we pursue and the costs of commercialization activities, including product marketing, sales and distribution.

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

Effects of Inflation and Currency Fluctuations

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation has had a material effect on our results of operations during the years ended December 31, 2011, 2012 or 2013.

Currency fluctuations could affect us by increased or decreased costs mainly for goods and services acquired outside of Israel. We do not believe currency fluctuations have had a material effect on our results of operations during the years ended December 31, 2011, 2012 or 2013.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of December 31, 2012 and 2013.

Recently Issued Accounting Pronouncements

None.

Contractual Obligations

The following table summarizes our significant contractual obligations at December 31, 2013:

(U.S. dollars in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Convertible notes	$84,499	$3,079	$6,210	$75,210
Operating lease obligations	$4,084	$1,660	$2,424		-
Purchase obligations (1)	$3,219	$3,219			-
Certain clinical contract	$1,104	$883	$221		-
Liability for employee rights upon retirement	$2,368				$2,368
Total	$95,274	$8,841	$8,855	$75,210	$2,368

(1) Represents open purchase orders issued to certain suppliers and other vendors mainly in connection with our research and development activities that were outstanding as of December 31, 2013.

The foregoing table does not include (i) annual license fees, which are immaterial, (ii) payments we may be required to make to certain of our licensors in the time periods set forth above upon the achievement of agreed-upon milestones and (iii) royalty payments payable by us to certain of our licensors in connection with the commercial sale of our product candidates, if any. If all of the contingencies with respect to milestone payments under our research and license agreements are met, the aggregate milestone payments payable would be approximately $0.3 million and would be payable, if at all, as our projects progress over the course of a number of years. The royalty payments payable in connection with sales of each of our product candidates, if at all, shall not exceed low, single-digit percentages of net sales of the product.

Selected Quarterly Financial Data (unaudited)

	Three Months Ended
	2012				2013
	(U.S. dollars in thousands)
	March 31	June 30	Sept. 30	Dec. 31	March 31	June 30	Sept. 30	Dec. 31
Revenues	$3,861	$26,113	$3,724	$1,172	$3,568	$2,264	$2,284	$2,363
Net profit (loss) for the period	$(5,904)	$9,642	$(5,479)	$(9,877)	$(4,321)	$(6,837)	$(5,747)	$(10,885)
Earnings (loss) per share of common stock, basic	$(0.07)	$0.11	$(0.06)	$(0.11)	$(0.05)	$(0.07)	$(0.06)	$(0.12)
Earnings (loss) per share of common stock, diluted	$(0.07)	$0.10	$(0.06)	$(0.11)	$(0.05)	$(0.07)	$(0.06)	$(0.12)

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

	Year Ended December 31,
	2011	2012	2013
Average rate for period	3.578	3.856	3.611
Rate at year-end	3.821	3.733	3.471

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

Management assessed our internal control over financial reporting as of December 31, 2013, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992). Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and our overall control environment.

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

The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by Kesselman & Kesselman, an independent registered public accounting firm, as stated in their report included herein.

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

Changes in internal controls

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15f and 15d-15f under the Exchange Act) that occurred during the quarter ended December 31, 2013 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.        Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our directors and executive officers, their ages and positions as of March 1, 2014 are as follows:

Name	Age	Position

Directors
Zeev Bronfeld	62	Interim Chairman of the Board
David Aviezer, Ph.D., MBA	49	Director, President and Chief Executive Officer
Yoseph Shaaltiel, Ph.D.	60	Director and Executive VP, Research and Development
Amos Bar Shalev (1)(2)(3)	61	Director
Yodfat Harel Buchris (1)(2)(3)	41	Director
Roger D. Kornberg, Ph.D.	66	Director
Eyal Sheratzky (1)(2)(3)	44	Director
Executive Officers
Einat Brill Almon, Ph.D.	54	Senior Vice President, Product Development
Yossi Maimon, CPA	43	Vice President, Chief Financial Officer, Treasurer and Secretary
Tzvi Palash	57	Chief Operating Officer

(1) Member of Nominating Committee

(2) Member of Audit Committee

(3) Member of Compensation Committee

Zeev Bronfeld.  Mr. Bronfeld has served as the Interim Chairman of our Board of Directors since 2010, and as a director of Protalix Ltd. since 1996 and as our director since December 31, 2006. Mr. Bronfeld brings to us vast experience in management and value building of biotechnology companies. Mr. Bronfeld is an experienced businessman who is involved in a number of biotechnology companies. He is a co-founder of Biocell Ltd. (TASE:BCEL), an Israeli publicly traded holding company specializing in biotechnology companies and has served as its Chief Executive Officer since 1986. Mr. Bronfeld currently serves as a director of Biocell Ltd. and the chairman of the board of directors of D.N.A. Biomedical Solutions Ltd. (TASE:DNA), both of which are public companies traded on the TASE. Mr. Bronfeld is also a director of a number of privately-held companies, most of which are involved in the life sciences, such as The Trendlines Group and Macrocure Ltd. From 2004 through 2012, Mr. Bronfeld served as a director of D. Medical Industries Ltd., a company that was dually-listed on the Nasdaq and the TASE for the later period of his tenure. Mr. Bronfeld received a B.A. in Economics from the Hebrew University in 1975. We believe Mr. Bronfeld’s qualifications to serve on our Board of Directors include his years of experience in the management of private and public Israeli companies, including life science companies.

David Aviezer, Ph.D., MBA.  Dr. Aviezer has served as Chief Executive Officer of Protalix Ltd. since 2002 and its director since 2005 and as our director since December 31, 2006. On December 31, 2006, he became our President and Chief Executive Officer. Dr. Aviezer has over 15 years of experience in biotechnology management, advancing products from early-stage research up to their regulatory approval and commercialization. Prior to joining Protalix Ltd., from 1996 to 2002, he served as General Manager of ProChon Biotech Ltd., an Israeli company focused on orthopedic disorders. Previously, Dr. Aviezer was a visiting scientist at the Medical Research Division of American Cyanamid, a subsidiary of Wyeth which was subsequently acquired by Pfizer (NYSE:PFE), in New York. Dr. Aviezer serves as an Adjunct Associate Professor at Bar Ilan University. Dr. Aviezer is the recipient of the Clore Foundation Award and the J.F. Kennedy Scientific Award. He holds a Ph.D. in Molecular Biology and Biochemistry from the Weizmann Institute of Science, an MBA from the Bar Ilan University Business School, an M.Sc. in Biology from the Weizmann Institute of Science and a B.Sc. in Biology from Bar Ilan University. We believe Dr. Aviezer’s qualifications to serve on our Board of Directors include his position as our President and Chief Executive Officer as well as his previous experience in the management of biotechnology companies.

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

Amos Bar Shalev. Mr. Bar Shalev has served as our director since July 2008. Mr. Bar Shalev served as a director of Protalix Ltd. from 2005 through January 31, 2008, and as our director from December 31, 2006 through January 31, 2008. Mr. Bar Shalev was not nominated for reelection at our annual meeting of shareholders on January 31, 2008. On July 14, 2008, our Board of Directors appointed Mr. Bar Shalev to serve on the board, at which time he was reappointed to the board of directors of Protalix Ltd. as well. Mr. Bar Shalev brings to us extensive experience in managing technology companies. Currently, Mr. Bar Shalev serves on the boards of directors of Ocure Ltd. and Velox Ltd., privately-held Israeli companies. From 2004 through 2013, Mr. Bar Shalev served as a director of Technorov Holdings (1993) Ltd. and managed its portfolio. In addition, he has served on the board of directors of Aposense Ltd. (TASE: APOS), an Israeli publicly-traded company listed on the TASE, since 2011, and served on the board of directors of Highcon Systems Ltd., a privately-held Israeli company, from 2010 through 2012. From 1997 through 2004, he was a Managing Director of TDA Capital Partners, a management company of the TGF (Templeton Tadiran) Fund. From 2004 through 2007, he was the President of Win Buyer Ltd. He has served on the board of directors of many other companies, including, among others, NESS Ltd. (acquired by BioNess Inc.), Idanit (acquired by Scitex Corporation Ltd.), Objet Geometrix (merged with Stratasys, Inc. (NASDAQ: SSYS)), Verisity, Scitex Vision (acquired by Hewlett Packard), Golden Wings Investment Company Ltd., the venture capital fund of the Israeli Air Force Veterans Business Club, Win Buyer Ltd. and Sun Light Ltd. He received his B.Sc. in Electrical Engineering from the Technion, Israel in 1978 and M.B.A. from the Tel Aviv University in 1981. He holds the highest award from the Israeli Air Force for technological achievements. We believe Mr. Bar Shalev’s qualifications to serve on our Board of Directors include his years of experience in the management of Israeli businesses.

Yodfat Harel Buchris.   Mrs. Harel Buchris has served as our director since June 2007. Commencing in February 2014, Mrs. Harel Buchris serves as the employer representative in Israel’s National Labor Court and she currently serves on the board of directors of YP and 6 Partners Ltd., a Business Consulting and Investment Company. From 2006 to 2013, Mrs. Harel Buchris served as a Managing Director of Tamares Capital Ltd., a private investment group with interests in real estate, technology, manufacturing, leisure and media. At Tamares Capital, Mrs. Harel Buchris served as the Business Development Director and the head of the Israel office. Prior to joining Tamares Capital, from 2004 to 2006, she was the Head of the Medical Desk of Orbotech, Ltd. (NASDAQ:ORBK), a company providing high-tech inspection and imaging solutions for bare printed circuit board (PCB), flat panel display (FPD) and PCB assembly manufacturing worldwide. Prior to that, from 1994 to 2003, she was a Managing Director of Harel-Hertz Investment House Ltd., a business investment company with offices in Tel Aviv, Israel and Tokyo, Japan. In 2002, Harel-Hertz Investment House became the Israeli representative office for ITX Corporation, a publicly-traded company in Japan. Mrs. Harel Buchris has served on the board of directors of Tamares Capital, Tamares Hotels, El Al, British Israel, Storewiz, N-trig, Secure Pharma, Siklu and Tamares Telecom. Mrs. Harel Buchris holds a B.A. in Communications and Political Science from Bar Ilan University and an executive M.B.A. from Bradford University, Great Britain. She has also completed programs in Directors’ Studies and Advanced Advertising and Marketing at the Israel Management Center. We believe Mrs. Harel Buchris’ qualifications to serve on our Board of Directors include her experience in the management of Israeli and other businesses.

Roger D. Kornberg, Ph.D.  Professor Kornberg has served as our director since February 2008. He has served as a director of OphthaliX Inc. (OTCBB:OPLI), since 2012 and of Biozone Pharmaceuticals, Inc. (otcqb:BZNE) since 2014. He served as a director of Teva Pharmaceuticals (NASDAQ:TEVA, TASE:TEVA) from 2007 through 2013. He also serves as the Chief Scientist and a director of Biozone Pharmaceuticals. Professor Kornberg is a member of the U.S. National Academy of Sciences and the Winzer Professor of Medicine in the Department of Structural Biology at Stanford University, Stanford, California. He has been a member of the faculty of Stanford University since 1972. Prior to that, he was a professor at Harvard Medical School. Professor Kornberg is a renowned biochemist and in 2006 he was awarded the Nobel Prize in Chemistry in recognition for his studies of the molecular basis of eukaryotic transcription, the process by which DNA is copied to RNA. Professor Kornberg is also the recipient of several awards, including the 2001 Welch Prize, the highest award granted in the field of chemistry in the United States, and the 2002 Leopold Mayer Prize, the highest award granted in the field of biomedical sciences from the French Academy of Sciences. He received his B.S. in Chemistry from Harvard University in 1967 and his Ph.D. in Chemistry from Stanford University in 1972. He holds honorary degrees from universities in Europe and Israel, including the Hebrew University in Jerusalem, where he currently is a visiting professor. We believe Professor Kornberg’s qualifications to serve on our Board of Directors include his expertise in chemistry and medicine and his experience in the academic arena.

Eyal Sheratzky. Mr. Sheratzky has served as a director of Protalix Ltd. since 2005 and as our director since December 31, 2006. Mr. Sheratzky has served as a director of Ituran Location & Control (NASDAQ:ITRN), a publicly-traded company listed on the Nasdaq, since 1995 and as a Co-Chief Executive Officer since 2003. Prior to such date, he served as an alternate Chief Executive Officer of Ituran from 2002 through 2003 and as Vice President of Business Development from 1999 through 2002. Mr. Sheratzky serves as a director of Moked Ituran Ltd. and certain of Ituran’s other subsidiaries. From 1994 to 1999 he served as the Chief Executive Officer of Moked Services, Information and Investments Ltd. and as legal advisor to several of Ituran’s affiliated companies. From 2004 through 2012, Mr. Sheratzky served as a director of D. Medical Industries Ltd., a company that was dually-listed on the Nasdaq and the TASE for the later period of his tenure. Mr. Sheratzky holds LL.B and LL.M degrees from Tel Aviv University School of Law and an Executive M.B.A. degree from Kellogg School of Management at Northwestern University. We believe Mr. Sheratzky’s qualifications to serve on our Board of Directors include his years of experience in the management of Israeli public and private businesses.

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

Tzvi Palash. Mr. Palash has served as Protalix Ltd.’s Chief Operating Officer since September 6, 2010. Prior to joining Protalix Ltd., from 2006 through 2010, Mr. Palash served as a General Manager of ColBar LifeScience Ltd. In that position, Mr. Palash served as a member of the Global Aesthetic Management Team at the Consumer Group of Johnson & Johnson. Prior to that, from 2001 through 2006, Mr. Palash served as the Vice President, Operations of ColBar LifeScience, and he has served in different positions at Teva. Mr. Palash has an M.Sc. in Biochemistry from the Hebrew University and a B.Sc. in Biology from the Tel Aviv University.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and holders of more than 10% of our common stock to file with the Commission reports regarding their ownership and changes in ownership of our equity securities. We believe that all Section 16 filings requirements were met by our officers and directors during 2013. In making this statement, we have relied solely upon examination of the copies of Forms 3, 4 and 5, Schedule 13s and written representations of our former and current directors, officers and 10% shareholders.

Audit Committee

We require that all Audit Committee members possess the required level of financial literacy and at least one member of the Audit Committee meet the current standard of requisite financial management expertise as required by the NYSE Amex and applicable rules and regulations of the Commission. Messrs. Bar Shalev and Sheratzky, and Mrs. Harel Buchris have been appointed by the Board of Directors to serve on the Audit Committee until their respective successors have been duly elected.

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

Messrs. Bar Shalev and Sheratzky qualify as “audit committee financial experts” under the applicable rules of the Commission. In making the determination as to these individuals’ status as audit committee financial experts, our Board of Directors determined they have accounting and related financial management expertise within the meaning of the aforementioned rules, as well as the listing standards of the NYSE MKT.

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

Elements of Compensation

Executive compensation consists of following elements:

Base Salary. Base salaries for our executives are established based on the scope of their responsibilities taking into account competitive market compensation paid by other companies for similar positions. Generally, we believe that executive base salaries should be targeted near the median of the range of salaries for executives in similar positions with similar responsibilities at comparable companies. We did not make any changes to the compensation of our executive officers during 2013. The companies reviewed by the Compensation Committee in making compensation recommendations to our Board of Directors in 2012 include, among others, the following companies:

•	InterMune, Inc.
•	Vivus, Inc.
•	Biomarin Pharmaceutical Inc.
•	Rigel Pharmaceuticals, Inc.
•	Momenta Pharmaceuticals, Inc.
•	Nektar Therapeutics
•	Theravance, Inc.
•	Dendreon Corp.

The Compensation Committee intends to continue reviewing and revising the peer group periodically to ensure that it continues to reflect companies similar to our company in size and development stage. The Compensation Committee also reviews an executive compensation report and analysis of publicly-traded biotechnology companies prepared by third party experts from a well-known consulting firm for additional data and other information regarding executive compensation for comparative purposes.

Base salaries are usually reviewed annually, and adjusted from time to time to realign salaries with market levels after taking into account individual responsibilities, performance and experience. The base salaries of each of our President and Chief Executive Officer, our Executive Vice President, Research and Development, our Senior Vice President, Product Development, our Vice President and Chief Financial Officer and our Chief Operating Officer, who we refer to collectively as the “Named Executive Officers.” On July 15, 2012, our Board of Directors adopted certain recommendations of the Compensation Committee regarding the compensation of our Named Executive Officers with no change in the base salary component.

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

In addition to the bonuses granted to our Named Executive Officers, additional members of our management team are entitled to certain incentive bonuses payable upon the achievement of designated milestones. If we achieve agreed-upon advancements in the clinical development of each of certain designated product candidates during an agreed-upon amount of time immediately following the Board of Director’s approval of the bonuses, our Named Executive Officers will be entitled to the amounts listed in the first two columns of the table set forth above. The amounts are payable upon achievement of the applicable milestone if, at such time, we have available an agreed-upon minimum cash balance. If we do not have the minimum cash balance, the bonuses will be considered earned, and will be payable when we next achieve the minimum cash balance.

The grants of restricted stock to the Named Executive Officers in 2012 consist of 1,100,000 shares, in the aggregate, as shown in the table immediately following this paragraph. The grants were made in accordance with the terms and conditions of our amended 2006 stock incentive plan.

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

Executive Compensation. We refer to the “Summary Compensation Table” set forth in Section 11 of the Annual Report on Form 10-K for information regarding the compensation earned during the fiscal year ended December 31, 2013 by: our President and Chief Executive Officer, our Executive Vice President, Research and Development, our Senior Vice President, Product Development, our Vice President and Chief Financial Officer and our Chief Operating Officer, who we refer to collectively as the “Named Executive Officers.”

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

Respectfully submitted on March 9, 2014, by the members of the Compensation Committee of the Board of Directors.

Yodfat Harel Buchris

Amos Bar Shalev

Eyal Sheratzky

Summary Compensation Table

The following table sets forth a summary for the fiscal years ended December 31, 2013, 2012 and 2011, respectively, of the cash and non-cash compensation awarded, paid or accrued by us or Protalix Ltd. to each of our President and Chief Executive Officer, our Executive Vice President, Research and Development, our Senior Vice President, Product Development, our Vice President and Chief Financial Officer and our Chief Operating Officer, who we refer to collectively as the “Named Executive Officers.” There were no restricted stock awards, long-term incentive plan payouts or other compensation paid during fiscal years 2013, 2012 and 2011 by us or Protalix Ltd. to the Named Executive Officers, except as set forth below. All of the Named Executive Officers are employees of our subsidiary, Protalix Ltd. All currency amounts are expressed in U.S. dollars.

Name and Principal Position	Year	Salary($)	Bonus ($)	Stock Award(s) ($)	Option Award(s) ($)	All Other Compensation ($)(1)	Total ($)
David Aviezer, Ph.D., MBA	2013	527,672	50,000	870,147	213,581	112,662	1,774,062
President and	2012	493,960	675,000	860,963	1,101,142	99,080	3,230,145
Chief Executive Officer	2011	531,608	-	-	53,578	113,971	699,157
Yoseph Shaaltiel, Ph.D.	2013	302,901	120,000	429,927	140,770	81,672	1,075,270
Executive Vice President,	2012	283,655	225,000	409,838	608,826	67,257	1,594,576
Research and Development	2011	305,280	-	-	27,830	80,063	413,173
Einat Brill Almon, Ph.D.	2013	261,505	100,000	378,745	126,208	66,600	933,058
Senior Vice President,	2012	244,716	215,000	361,048	547,846	67,763	1,436,373
Product Development	2011	263,357	-	-	32,557	71,074	366,988
Yossi Maimon, CPA	2013	292,096	110,000	378,745	126,208	67,739	974,788
Vice President,	2012	268,618	157,500	361,048	544,199	58,231	1,389,596
Chief Financial Officer	2011	286,220	-	-	18,304	69,290	373,814
Tzvi Palash	2013	231,668	20,000	208,822	72,055	72,105	604,650
Chief Operating Officer	2012	216,451	35,000	199,064	152,240	66,274	669,029
	2011	233,452	-	-	339,011	76,490	648,953

________________________________

(1) Includes employer contributions to pension and/or insurance plans and other miscellaneous payments.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information with respect to the Named Executive Officers concerning equity awards as of December 31, 2013.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)		Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
David Aviezer	853,563		-	0.972	9/10/2016
	600,000		-	5.00	2/7/2018
	100,000		-	2.65	2/25/2019
	125,000		125,000	6.90	2/25/2020
						287,375	1,117,889
Yoseph Shaaltiel	122,162	(1)	-	0.001	6/30/2016
	263,728		-	5.00	2/7/2018
	50,000		-	2.65	2/25/2019
	72,500		72,500	6.90	2/25/2020
						144,375	561,619
Einat Brill Almon	311,272			5.00	2/7/2018
	65,000		65,000	6.90	2/25/2020
						127,187	494,759
Yossi Maimon	175,000			5.00	2/7/2018
	65,000		65,000	6.90	2/25/2020
						127,187	494,759
Tzvi Palash	130,000		30,000	7.55	8/29/2020
						70,125	272,786

(1) Pursuant to a divorce settlement, Dr. Shaaltiel is required to transfer 50% of these options to his former spouse.

Potential Payments upon Termination or Change-in-Control

Each of our Named Executive Officers is entitled to be insured by Protalix Ltd. under a Manager’s Policy in lieu of severance upon termination. The intention of such Manager’s Policies is to provide the Israel-based officers with severance protection of one month’s salary for each year of employment. We do not provide any change in control benefits to our Named Executive Officers except for certain cash bonuses and the acceleration of the vesting periods for outstanding options and restricted stock, subject to certain conditions. Since as of December 31, 2013 all options held by each of Dr. Aviezer, Dr. Shaaltiel, Dr. Brill Almon, Mr. Maimon have been fully vested on such date, and the options held by Mr. Palash had exercise price higher than the closing price on that date, if we had experienced a change of control on December 31, 2013, the value of the acceleration of the stock options held by each of Dr. Aviezer, Dr. Shaaltiel, Dr. Brill Almon, Mr. Maimon and Mr. Palash would be zero. Had we experienced a change of control on December 31, 2013, the value of the acceleration of the shares of restricted stock held by each of Dr. Aviezer, Dr. Shaaltiel, Dr. Brill Almon, Mr. Maimon and Mr. Palash would be $1,117,889, $561,619, $494,759, $494,759 and $272,786, respectively.

Employment Arrangements

David Aviezer, Ph.D., MBA. Dr. Aviezer originally served as Protalix Ltd.’s Chief Executive Officer on a consultancy basis pursuant to a Consulting Services Agreement between Protalix Ltd. and Agenda Biotechnology Ltd., a company wholly-owned by Dr. Aviezer. On September 11, 2006, Protalix Ltd. entered into an employment agreement with Dr. Aviezer pursuant to which he agreed to be employed as Protalix Ltd.’s President and Chief Executive Officer, which agreement supersedes the Consultancy Services Agreement. Dr. Aviezer currently serves as our President and Chief Executive Officer. Dr. Aviezer’s current monthly base salary is NIS 148,000 (approximately $42,400) and he is entitled to an annual bonus at the Board’s discretion. The monthly salary is subject to cost of living adjustments from time to time. Dr. Aviezer is eligible under the employment agreement to receive a substantial bonus in the event of certain public offerings or acquisition transactions, which bonus shall be at the discretion of the Board, and certain specified bonuses in the event Protalix achieves certain specified milestones. In connection with the employment agreement, in addition to other options already held by Dr. Aviezer granted to Dr. Aviezer options to purchase 16,000 ordinary shares of Protalix Ltd. at an exercise price equal to $59.40 per share, which we assumed as options to purchase 977,297 shares of our common stock at $0.97 per share. Such options vest quarterly retroactively from June 1, 2006, over a four-year period. In addition, in 2008 we granted to Dr. Aviezer an option to purchase 600,000 shares of our common stock at an exercise price equal to $5.00 per share. The option vests variably over a five-year period that commenced on January 1, 2008. In 2009, we granted Dr. Aviezer an option to purchase 100,000 shares of our common stock at an exercise price equal to $2.65 per share. As of December 31, 2009, all of those options had fully vested. In 2010, we granted Dr. Aviezer an option to purchase 250,000 shares of our common stock at an exercise price equal to $6.90 per share, which option vests quarterly over a three-year period commencing upon FDA approval of taliglucerase alfa, if at all, and on July 16, 2012, we granted Dr. Aviezer 418,000 restricted shares of common stock that vest quarterly in 16 equal increments over a four-year period. Dr. Aviezer’s employment agreement is terminable by either party on 90 days’ written notice for any reason and we may terminate the agreement for cause without notice. Dr. Aviezer is entitled to be insured by Protalix Ltd. under a Manager’s Policy in lieu of severance, company contributions towards vocational studies, annual recreational allowances, a company car and a company phone. Dr. Aviezer is entitled to 29 working days of vacation. All stock options that have not vested as of the date of termination shall be deemed to have been forfeited.

Yoseph Shaaltiel, Ph.D. Dr. Shaaltiel founded Protalix Ltd. in 1993 and currently serves as our Executive Vice President, Research and Development. Dr. Shaaltiel entered into an employment agreement with Protalix Ltd. on September 1, 2001. Pursuant to the employment agreement, his current monthly base salary is NIS 85,000 (approximately $24,350) per month. The employment agreement is terminable by Protalix Ltd. on 90 days’ written notice for any reason and we may terminate the agreement for cause without notice. In 2008 we granted to Dr. Shaaltiel an option to purchase 263,728 shares of our common stock at an exercise price equal to $5.00 per share. The option vests variably over a five-year period that commenced on January 1, 2008. In 2009, we granted Dr. Shaaltiel an option to purchase 50,000 shares of our common stock at an exercise price equal to $2.65 per share. As of December 31, 2009, all of those options had fully vested. In 2010, we granted Dr. Shaaltiel an option to purchase 145,000 shares of our common stock at an exercise price equal to $6.90 per share, which option vests quarterly over a three-year period commencing upon FDA approval of taliglucerase alfa, if at all, and on July 16, 2012, we granted Dr. Shaaltiel 210,000 restricted shares of common stock that vest quarterly in 16 equal increments over a four-year period. Dr. Shaaltiel is entitled to be insured by Protalix Ltd. under a Manager’s Policy in lieu of severance, company contributions towards vocational studies, annual recreational allowances, a company car and a company phone. Dr. Shaaltiel is entitled to 29 working days of vacation.

Einat Brill Almon, Ph.D. Dr. Brill Almon joined Protalix Ltd. on December 19, 2004 as its Vice President, Product Development, pursuant to an employment agreement effective on December 19, 2004 by and between Protalix Ltd. and Dr. Brill Almon, and currently serves as our Senior Vice President, Product Development. Pursuant to the employment agreement, her current monthly base salary is NIS 73,500 per month (approximately $21,055). She is also entitled to certain specified bonuses in the event that Protalix achieves certain specified clinical development milestones within specified timelines. In connection with the employment agreement, Protalix agreed to grant to Dr. Brill Almon options to purchase 7,919 ordinary shares of Protalix Ltd. at exercise prices equal to $24.36 and $59.40 per share, which we assumed as options to purchase 483,701 shares of our common stock at $0.40 and $0.97 per share. The options vest over four years. In addition, in 2008 we granted to Dr. Brill Almon an option to purchase 311,272 shares of our common stock at an exercise price equal to $5.00 per share. The option vests variably over a five-year period that commenced on January 1, 2008. In 2009, we granted to Dr. Brill Almon an option to purchase 50,000 shares of our common stock at an exercise price equal to $2.65 per share. As of December 31, 2009, all of those options had fully vested. In 2010, we granted Dr. Brill Almon an option to purchase 130,000 shares of our common stock at an exercise price equal to $6.90 per share, which option vests quarterly over a three-year period commencing upon FDA approval of taliglucerase alfa, if at all, and on July 16, 2012, we granted Dr. Brill Almon 185,000 restricted shares of common stock that vest quarterly in 16 equal increments over a four-year period. The employment agreement is terminable by either party on 60 days’ written notice for any reason and we may terminate the agreement for cause without notice. Dr. Brill Almon is entitled to be insured by Protalix Ltd. under a Manager’s Policy in lieu of severance, company contributions towards vocational studies, annual recreational allowances, a company car and a company phone at up to NIS 1,000 per month. Dr. Brill Almon is entitled to 29 working days of vacation. All stock options that have not vested as of the date of termination shall be deemed to have been forfeited.

Yossi Maimon, CPA. Mr. Maimon joined Protalix Ltd. as its Chief Financial Officer pursuant to an employment agreement effective as of October 15, 2006 by and between Protalix Ltd. and Mr. Maimon and currently serves as our Chief Financial Officer. Pursuant to the employment agreement, his current monthly base salary is NIS 73,500 (approximately $21,055) and Mr. Maimon is entitled to an annual discretionary bonus and additional discretionary bonuses in the event Protalix achieves significant financial milestones, subject to the Board’s sole discretion. The monthly salary is subject to cost of living adjustments from time to time. In connection with the employment agreement, Protalix agreed to grant to Mr. Maimon options to purchase 10,150 ordinary shares of Protalix Ltd. at an exercise price equal to $59.40 per share, which we assumed as options to purchase 619,972 shares of our common stock at $0.97 per share. The first 25% of such options shall vest on the first anniversary of the grant date and the remainder shall vest quarterly in 12 equal increments. In addition, in 2008 we granted to Mr. Maimon an option to purchase 175,000 shares of our common stock at an exercise price equal to $5.00 per share. The option vests variably over a five-year period that commenced on January 1, 2008. In 2009, we granted to Mr. Maimon an option to purchase 50,000 shares of our common stock at an exercise price equal to $2.65 per share. As of December 31, 2009, all of those options had fully vested. In 2010, we granted Mr. Maimon an option to purchase 130,000 shares of our common stock at an exercise price equal to $6.90 per share, which option vests quarterly over a three-year period commencing upon FDA approval of taliglucerase alfa, if at all, and on July 16, 2012, we granted Mr. Maimon 185,000 restricted shares of common stock that vest quarterly in 16 equal increments over a four-year period. The employment agreement is terminable by either party on 60 days’ written notice for any reason and we may terminate the agreement for cause without notice. Mr. Maimon is entitled to be insured by Protalix Ltd. under a Manager’s Policy in lieu of severance, company contributions towards vocational studies, annual recreational allowances, a company car and a company phone. Mr. Maimon is entitled to 29 working days of vacation. All stock options that have not vested as of the date of termination shall be deemed to have been forfeited.

Tzvi Palash. Mr. Palash joined Protalix Ltd. as its Chief Operating Officer pursuant to an employment agreement effective September 6, 2010 and currently serves as our Chief Operating Officer. Pursuant to the employment agreement, Mr. Palash’s current monthly base salary is NIS 69,000 (approximately $19,765) and Mr. Palash is entitled to an annual discretionary bonus for performance subject to the sole discretion of our compensation committee. The monthly salary is subject to cost of living adjustments from time to time as may be required by law. In connection with the employment agreement, we granted to Mr. Palash options to purchase 160,000 shares of our common stock with an exercise price equal to $7.55 per share. The first 25% of such options vested on the first anniversary of the grant date and the remainder vest quarterly in 12 equal increments. In addition, on July 16, 2012, we granted Mr. Palash 102,000 restricted shares of common stock that vest quarterly in 16 equal increments over a four-year period. The employment agreement is terminable by either party on 60 days’ written notice for any reason and we may terminate the agreement for cause without notice. Mr. Palash is entitled to be insured by Protalix Ltd. under a Manager’s Policy in lieu of severance, company contributions towards vocational studies, annual recreational allowances, a company car, a company phone, a company laptop and lodging accommodations in the Carmiel area. Mr. Palash is entitled to 27 working days of vacation.

Amended 2006 Stock Incentive Plan

Our Board of Directors and a majority of our shareholders approved our 2006 Stock Incentive Plan on December 14, 2006. Our shareholders approved an amendment to the plan on June 17, 2012. There are 11,341,655 shares of our common stock reserved for issuance, in the aggregate, under the amended 2006 Stock Incentive Plan, subject to adjustment for a stock split or any future stock dividend or other similar change in our common stock or our capital structure. As of December 31, 2013, options to acquire 215,378 shares of common stock remain available for grant under the amended 2006 Stock Incentive Plan.

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

Compensation of Directors

The following table sets forth information with respect to compensation of our non-employee directors during fiscal year 2013. The fees to our current directors were paid by Protalix Ltd.

Name	Fees Earned or Paid in Cash ($)	Total ($)
Zeev Bronfeld	160,000	160,000
Amos Bar Shalev	80,000	80,000
Yodfat Harel Buchris	80,000	80,000
Roger D. Kornberg (1)	55,000	55,000
Eyal Sheratzky	80,000	80,000
Alfred Akirov (2)	53,910	53,910

(1)	Dr. Kornberg holds options to purchase 50,000 shares of our common stock for an exercise price equal to $3.02 per share. The options were granted to Dr. Kornberg in February 2008, and all of the options have since vested. The options expire in February 2018.

(2)	Mr. Akirov resigned from our Board of Directors on September 3, 2013.

Directors’ fees paid to each of Zeev Bronfeld and Eyal Sheratzky are paid to the applicable director’s employer in accordance with arrangements between the director and the employer.

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

Item 12.       Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information, as of March 1, 2014, regarding beneficial ownership of our common stock:

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

Unless otherwise noted, we believe that all persons named in the table have sole voting and investment power with respect to all shares of our common stock beneficially owned by each of them. For purposes of these tables, a person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from March 1, 2014 upon exercise of options, warrants and convertible securities. Each beneficial owner’s percentage ownership is determined by assuming that options, warrants and convertible securities that are held by such person (but not those held by any other person) and that are exercisable within such 60 days from such date have been exercised. The information set forth below is based upon information obtained from the beneficial owners, upon information in our possession regarding their respective holdings and upon information filed by the holders with the Commission. The percentages of beneficial ownership are based on 93,580,464 shares of our common stock outstanding as of March 1, 2014.

The address for all directors and officers is c/o Protalix BioTherapeutics, Inc., 2 Snunit Street, Science Park, P.O. Box 455, Carmiel, Israel, 20100.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class (%)
Board of Directors and Executive Officers
David Aviezer, Ph.D., MBA (1)	1,882,272	2.0
Yoseph Shaaltiel, Ph.D. (2)	1,076,102	1.1
Amos Bar Shalev	1,680	*
Zeev Bronfeld (3)	14,466,319	15.5
Yodfat Harel Buchris (4)	137,424	*
Roger D. Kornberg, Ph.D. (5)	50,000	*
Eyal Sheratzky	—	—
Einat Brill Almon, Ph.D. (6)	468,043	*
Yossi Maimon (7)	331,771	*
Tzvi Palash (8)	184,625	*
All executive officers and directors as a group (10 persons) (9)	18,598,236	19.2
5% Holders
Biocell Ltd. (10)	14,466,319	15.5
Federated Investors Inc. (11)	11,267,257	12.0
Baillie Gifford & Co. (12)	5,929,269	6.3
Allianz Global Investors U.S. Holdings LLC (13)	7,724,252	8.3
Al-Rov (Israel) Ltd. (14)	4,915,383	5.3

__________________________________

* less than 1%.

(1)	Consists of 1,699,397 shares of our common stock issuable upon exercise of outstanding options within 60 days of March 1, 2014 and 182,875 restricted shares of our common stock that have vested or will vest within 60 days of March 1, 2014. Does not include 104,167 shares of common stock issuable upon exercise of outstanding options and 235,125 restricted shares of our common stock that will not vest within 60 days of March 1, 2014.

(2)	Consists of 463,754 shares of our common stock held by Dr. Shaaltiel, 520,473 shares of our common stock issuable upon exercise of outstanding options within 60 days of March 1, 2014 and 91,875 restricted shares of our common stock that have vested or will vest within 60 days of March 1, 2014. Does not include 60,417 shares of common stock issuable upon exercise of outstanding options and 118,125 restricted shares of our common stock that will not vest within 60 days of March 1, 2014.

(3)	Consists of 14,466,319 shares of our common stock held by Biocell Ltd. Mr. Bronfeld is a director and Chief Executive Officer of Biocell. Mr. Bronfeld disclaims beneficial ownership of these shares except to the extent of his pecuniary interest therein.

(4)	Consists of 137,424 shares of our common stock held by YP and 6 Partners Ltd. Mrs. Harel Buchris serves on the board of directors of YP and 6 Partners. Mrs. Harel Buchris disclaims beneficial ownership of these shares except to the extent of her pecuniary interest therein.

(5)	Consists of 50,000 shares of our common stock issuable upon exercise of outstanding options within 60 days of March 1, 2014.

(6)	Consists of 387,105 shares of our common stock issuable upon exercise of outstanding options within 60 days of March 1, 2014 and 80,938 restricted shares of our common stock that have vested or will vest within 60 days of March 1, 2014. Does not include 54,167 shares of common stock issuable upon exercise of outstanding options and 104,063 restricted shares of our common stock that will not vest within 60 days of March 1, 2014.

(7)	Consists of 250,833 shares of our common stock issuable upon exercise of outstanding options within 60 days of March 1, 2014 and 80,938 restricted shares of our common stock that have vested or will vest within 60 days of March 1, 2014. Does not include 54,167 shares of common stock issuable upon exercise of outstanding options and 104,063 restricted shares of our common stock that will not vest within 60 days of March 1, 2014.

(8)	Consists of 140,000 shares of our common stock issuable upon exercise of outstanding options within 60 days of March 1, 2014 and 44,625 restricted shares of our common stock that have vested or will vest within 60 days of March 1, 2014. Does not include 20,000 shares of common stock issuable upon exercise of outstanding options and 57,375 restricted shares of our common stock that will not vest within 60 days of March 1, 2014.

(9)	Consists of 3,047,809 shares of our common stock issuable upon exercise of outstanding options within 60 days of March 1, 2014 and 481,250 restricted shares of our common stock that have vested or will vest within 60 days of March 1, 2014. Does not include 292,917 shares of common stock issuable upon exercise of outstanding options and 618,750 restricted shares of our common stock that will not vest within 60 days of March 1, 2014.

(10)	The address is Moshe Aviv Tower, 7 Jabotinsky Street, Ramat Gan, Israel. Biocell Ltd.’s investment and voting decisions are made collectively by its board of directors.

(11)	Based solely on a Schedule 13G/A filed on February 12, 2014 by Federated Investors, Inc. for December 31, 2013.

(12)	Based solely on a Schedule 13G filed by Baillie Gifford & Co. on January 28, 2014 for December 31, 2013. According to Baillie Gifford & Co., as of December 31, 2013, it has sole dispositive power over 5,929,269 shares of common stock and sole voting power over 3,172,721 shares of common stock.

(13)	Based solely on a Schedule 13G filed on February 12, 2014 by Allianz Global Investors U.S. Holdings LLC and Allianz Global Investors U.S. LLC for December 31, 2013.

(14)	The address is Alrov Tower, 46 Rothschild Blvd., Tel Aviv 66883, Israel. Consists of 4,229,337 shares of our common stock held by Al-Rov (Israel) Ltd., or Al-Rov Israel, and 686,046 shares of our common stock held by Techno-Rov Holdings (1993) Ltd., or Techno-Rov Holdings. Al-Rov Israel owns 100% of the outstanding shares of Al-Rov Technologies Holdings LTD, the holder of 80% of Techno-Rov Holdings.

Equity Compensation Plan Information

The following table provides information as of December 31, 2013 with respect to the shares of our common stock that may be issued under our existing equity compensation plan.

	A	B	C
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Equity Compensation Plans Approved by Shareholders	6,404,665	$3.20	215,378
Equity Compensation Plans Not Approved by Shareholders	631,866	$10.24	-
Total	7,036,531	$3.83	215,378

Item 13.     Certain Relationships and Related Transactions, and Director Independence

On September 14, 2006, Protalix Ltd. entered into a collaboration and licensing agreement with Teva for the development and manufacture of two proteins using ProCellEx, our proprietary protein expression system. Mr. Hurvitz, our former Chairman, was the chairman of Teva’s board of directors when we entered into the agreement. Professor Kornberg, a member of our Board of Directors also previously served on Teva’s board of directors. The agreement provides that we will collaborate with Teva on the research and development of two proteins using ProCellEx. We and Teva identified two proteins for research and development activities under the agreement, but in 2009 both of the projects were terminated for commercial reasons.

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

Under these standards, our Board of Directors has determined that Messrs. Bar Shalev and Sheratzky and Mrs. Harel Buchris are considered “independent” pursuant to the rules of the NYSE MKT and Section 10A(m)(3) of the Exchange Act. In addition, our Board of Directors has determined that at least two of these directors are able to read and understand fundamental financial statements and have substantial business experience that results in their financial sophistication, qualifying them for membership on our audit committee. Our Board of Directors has also determined that Messrs. Bar Shalev, Bronfeld and Sheratzky, Mrs. Harel Buchris and Dr. Kornberg are “independent” pursuant to the rules of the NYSE MKT.

The position of chairman of the board is not held by our chief executive officer at this time. The Board of Directors does not have a policy mandating the separation of these functions. We believe it is in our best interest that Mr. Bronfeld serve as the interim chairman of the board. This decision was based on Mr. Bronfeld’s experience in the healthcare industry in Israel and globally and his years of experience serving on the board of directors of many public and private companies. Our non-management directors hold formal meetings, separate from management, at least twice per year. We have no formal policy regarding attendance by our directors at annual shareholders meetings, although we encourage such attendance and anticipate most of our directors will attend these meetings. Messrs. Bronfeld and Bar Shalev, Dr. Aviezer and Dr. Shaaltiel attended our 2013 annual meeting of shareholders.

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

Item 14.  Principal Accountant Fees and Services

The following table sets forth fees billed to us by our independent registered public accounting firm during the fiscal years ended December 31, 2013 and 2012 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements; (ii) services by our independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees; (iii) services rendered in connection with tax compliance, tax advice and tax planning; and (iv) all other fees for services rendered.

	Year Ended December 31,
	2013	2012
Audit Fees	$246,000	$252,000
Audit Related Fees	$10,000	$10,000
Tax Fees	$57,334	$52,767
All Other Fees	$22,560	$20,175

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

Prior to entering into the engagement letter with our independent registered accountants, our Audit Committee approved the 2013 audit fees. For fiscal year 2014, our Audit Committee has approved fees for certain permissible non-audit services to be rendered by our independent registered accounting firm.

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

3.  Exhibits.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Date	Filed Herewith
3.1	Amended and Restated Articles of Incorporation of the Company	S-4	333-48677	3.4	March 26, 1998

3.2	Article of Amendment to Articles of Incorporation dated June 9, 2006	8-A	001-33357	3.2	March 9, 2007

3.3	Article of Amendment to Articles of Incorporation dated December 13, 2006	8-A	001-33357	3.3	March 9, 2007

3.4	Article of Amendment to Articles of Incorporation dated December 26, 2006	8-A	001-33357	3.4	March 9, 2007

3.5	Article of Amendment to Articles of Incorporation dated February 26, 2007	8-A	001-33357	3.5	March 9, 2007

3.6	Amended and Restated Bylaws of the Company	10-K	001-33357	3.6	February 28, 2013

4.1	Form of Restricted Stock Agreement/Notice	8-K	001-33357	3.1	July 18, 2012

4.2	Indenture, dated as of September 18, 2013, between Protalix BioTherapeutics, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee	8-K		4.1	September 18, 2013

4.3	Form of 4.50% Convertible Note due 2018	8-K	001-33357	4.2	September 18, 2013

10.1	2006 Stock Incentive Plan, as amended	Def 14A	001-33357	Annex A	May 21, 2012

10.2	Employment Agreement between Protalix Ltd. and Yoseph Shaaltiel, dated as of September 1, 2004	8-K	001-33357	10.3	January 8, 2007

10.3	Employment Agreement between Protalix Ltd. and Einat Almon, dated as of December 19, 2004	8-K	001-33357	10.3	January 8, 2007

10.4	Employment Agreement between Protalix Ltd. and David Aviezer, dated as of September 11, 2006	8-K	001-33357	10.4	January 8, 2007

10.5	Employment Agreement between Protalix Ltd. and Yossi Maimon, dated as of October 15, 2006	8-K	001-33357	10.5	January 8, 2007

10.6†	License Agreement entered into as of April 12, 2005, by and between Icon Genetics AG and Protalix Ltd.	8-K/A	001-33357	10.6	September 20, 2007

10.7†	Agreement between Teva Pharmaceutical Industries Ltd. and Protalix Ltd., dated September 14, 2006	8-K/A	001-33357	10.8	September 20, 2007

10.8	Lease Agreement between Protalix Ltd. and Angel Science Park (99) Ltd., dated as of October 28, 2003 as amended on April 18, 2005	8-K	001-33357	10.9	January 8, 2007

10.9	Stock Option Award Agreement grant by and between the Company and Steven Rubin, dated as of December 31, 2006	10-K	001-33357	10.13	March 30, 2007

10.10	First Amendment to the December 31, 2006 Stock Option Award Agreement by and between the Company and Steven Rubin, effective as of February 28, 2007	10-K	001-33357	10.16	March 30, 2007

10.11	Scientific Advisory Board Agreement dated August 5, 2007 by and between the Company and Aaron Ciechanover, M.D.	8-K	001-33357	10.1	August 6, 2007

10.12	Unprotected Lease Agreement	10-K	001-33357	10.21	March 17, 2008

10.13†	Exclusive License and Supply Agreement dated as of November 30, 2009 between Protalix Ltd. and Pfizer Inc.	10-K	001-33357	10.16	February 26, 2010

10.14	Employment Agreement by and between Protalix Ltd., and Tzvi Palash dated as of August 29, 2010	8-K	001-33357	10.1	September 7, 2010

10.15†	License Agreement between Protalix BioTherapeutics Ltd. and Virginia Tech Intellectual Properties, Inc.	10-Q	001-33357	10.2	November 8, 2010

21.1	Subsidiaries	10-K	001-33357	21.1	February 26, 2010

23.1	Consent of Kesselman & Kesselman, Certified Public Accountants (Isr.), A member of PricewaterhouseCoopers International Limited, independent registered public accounting firm for the Registrant					X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Certification of Chief Executive Officer					X

32.2	18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Certification of Chief Financial Officer					X

101.INS	XBRL INSTANCE FILE					X

101.SCH	XBRL SHEMA FILE					X

101.CAL	XBRL CALCULATION FILE					X

101.DEF	XBRL DEFINITION FILE					X

101.LAB	XBRL LABEL FILE					X

101.PRE	XBRL PRESENTATION FILE					X

_____________________

† Portions of this exhibit were omitted and have been filed separately with the Secretary of the Securities and Exchange Commission pursuant to the Registrant’s application requesting confidential treatment under Rule 24b-2 of the Exchange Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of March 13, 2014.

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

Signature	Title	Date

/s/ David Aviezer	President, Chief Executive Officer	March 13, 2014
David Aviezer, Ph.D.	(Principal Executive Officer) and Director

/s/ Yossi Maimon	Chief Financial Officer, Treasurer and	March 13, 2014
Yossi Maimon	Secretary (Principal Financial and Accounting Officer)

/s/ Yoseph Shaaltiel	Executive VP, Research and Development	March 13, 2014
Yoseph Shaaltiel, Ph.D.	and Director

/s/ Amos Bar Shalev	Director	March 13, 2014
Amos Bar Shalev

/s/ Zeev Bronfeld	Director	March 13, 2014
Zeev Bronfeld

/s/ Yodfat Harel Buchris	Director	March 13, 2014
Yodfat Harel Buchris

/s/ Eyal Sheratzky	Director	March 13, 2014
Eyal Sheratzky

/s/ Roger Kornberg	Director	March 13, 2014
Roger Kornberg, Ph.D.

PROTALIX BIOTHERAPEUTICS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders of

PROTALIX BIOTHERAPEUTICS, INC.

In our opinion, the accompanying consolidated balance sheets and the related statements of operations, changes in capital deficiency and cash flows present fairly, in all material respects, the financial position of Protalix BioTherapeutics, Inc. and its subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management Report on Internal Control over Financial Reporting” appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Tel-Aviv, Israel	/s/ Kesselman & Kesselman
March 9, 2014	Kesselman & Kesselman
Certified Public Accountants (Isr.)
A member firm of PricewaterhouseCoopers
International Limited

Kesselman & Kesselman, Trade Tower, 25 Hamered Street, Tel-Aviv 68125, Israel, P.O Box 452 Tel-Aviv 61003 Telephone: +972 -3- 7954555, Fax:+972 -3- 7954556, www.pwc.co.il

PROTALIX BIOTHERAPEUTICS, INC.
CONSOLIDATED BALANCE SHEETS
(U.S. dollars in thousands, except share amounts)

	December 31,
	2012	2013

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$52,035	$86,398
Accounts receivable- Trade	1,410	2,091
Other assets	3,686	1,457
Inventories	4,039	7,957
Total current assets	61,170	97,903

FUNDS IN RESPECT OF EMPLOYEE RIGHTS UPON RETIREMENT	1,247	1,578
PROPERTY AND EQUIPMENT, NET	16,310	13,711
DEFERRED CHARGES		141
Total assets	$78,727	$113,333

LIABILITIES NET OF CAPITAL DEFICIENCY

CURRENT LIABILITIES:

Accounts payable and accruals:
Trade	$5,267	$5,254
Other	11,051	12,073
Deferred revenues	9,437	9,369
Total current liabilities	25,755	26,696

LONG TERM LIABILITIES:
Convertible notes		67,048
Deferred revenues	48,888	41,796
Liability in connection with collaboration operation	5,425	2,371
Liability for employee rights upon retirement	2,016	2,368
Total long term liabilities	56,329	113,583
Total liabilities	82,084	140,279

COMMITMENTS (Note 6)

CAPITAL DEFICIENCY:
Common Stock, $0.001 par value:
Authorized - as of December 31, 2012 and 2013,
150,000,000 shares; issued and outstanding - as of December 31, 2012 and 2013, 93,489,809 and 93,551,098 shares, respectively	93	93
Additional paid-in capital	180,145	184,346
Accumulated deficit	(183,595)	(211,385)
Total capital deficiency	(3,357)	(26,946)
Total liabilities net of capital deficiency	$78,727	$113,333

The accompanying notes are an integral part of the consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(U.S. dollars in thousands, except shares and per share amounts)

	Year ended December 31,
	2011	2012	2013

REVENUES (see Note 11(c))	$8,386	$34,870	$10,479
COMPANY’S SHARE IN COLLABORATION AGREEMENT	(5,418)	(446)	1,034
COST OF REVENUES	(1,525)	(8,144)	(5,428)
GROSS PROFIT	1,443	26,280	6,085
RESEARCH AND DEVELOPMENT EXPENSES	(37,818)	(36,665)	(33,313)
Less – grants and reimbursements	6,775	7,976	8,497
RESEARCH AND DEVELOPMENT EXPENSES, NET	(31,043)	(28,689)	(24,816)
GENERAL AND ADMINISTRATIVE EXPENSES	(6,931)	(9,763)	(8,385)
OPERATING LOSS	(36,531)	(12,172)	(27,116)
FINANCIAL INCOME (EXPENSES) – NET	2	554	(674)
NET LOSS FOR THE YEAR	$(36,529)	$(11,618)	$(27,790)

NET LOSS PER SHARE OF COMMON STOCK – BASIC AND DILUTED:	$(0.43)	$(0.13)	$(0.30)
WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK USED IN COMPUTING LOSS PER SHARE OF COMMON STOCK, BASIC AND DILUTED:	84,645,364	90,845,901	92,368,138

The accompanying notes are an integral part of the consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN CAPITAL DEFICIENCY

(U.S. dollars in thousands, except share data)

			Additional
	Common	Common	paid–in	Accumulated
	Stock	Stock	Capital	deficit	Total
	Number of shares	Amount
Balance at January 1, 2011	81,248,472	81	124,044	(135,448)	(11,323)
Changes during 2011:
Common stock issued for cash (net of issuance costs of $1,410)	4,000,000	4	20,586		20,590
Share-based compensation			886		886
Exercise of options granted to employees and non-employees (includes net exercise)	381,685	1	298		299
Net Loss				(36,529)	(36,529)
Balance at December 31, 2011	85,630,157	86	145,814	(171,977)	(26,077)
Changes during 2012:
Common stock issued for cash (net of issuance costs of $1,780)	5,175,000	5	25,383		25,388
Share-based compensation related to stock options			4,612		4,612
Share-based compensation related to restricted stock award, net of forfeitures of 3,208 shares	1,496,792	1	3,138		3,139
Exercise of options granted to employees and non-employees	1,187,860	1	1,198		1,199
Net Loss				(11,618)	(11,618)
Balance at December 31, 2012	93,489,809	93	180,145	(183,595)	(3,357)
Changes during 2013:
Share-based compensation related to stock options			1,013		1,013
Share-based compensation related to restricted stock award, net of forfeitures of 17,834 shares	(17,834)		3,076		3,076
Exercise of options granted to employees	79,123	*	112		112
Net Loss				(27,790)	(27,790)
Balance at December 31, 2013	93,551,098	93	184,346	(211,385)	(26,946)

* Represents an amount less than $1.

The accompanying notes are an integral part of the consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

	Year ended December 31,
	2011	2012	2013

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss	$(36,529)	$(11,618)	$(27,790)
Adjustments required to reconcile net loss to net cash provided by (used in) operating activities:
Share based compensation	886	7,751	4,089
Depreciation and write down of fixed assets	3,631	3,692	3,539
Financial expenses (income), net (mainly exchange differences)	350	(171)	(264)
Changes in accrued liability for employee rights upon retirement	155	276	200
Gain on amounts funded in respect of employee rights upon retirement	(14)	(36)	(58)
Loss on sale of fixed assets	8
Amortization of debt issuance costs and debt discount			127
Changes in operating assets and liabilities:
Increase (decrease) in deferred revenues (including non-current portion)	(3,005)	1,281	(7,160)
Decrease in accounts receivable and other assets	3,891	243	1,904
Decrease (increase) in inventories	910	(3,760)	(3,918)
Increase (decrease) in accounts payable and accruals (including long term )	6,147	2,977	(1,322)
Net cash provided by (used in) operating activities	$(23,570)	$635	$(30,653)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	$(5,705)	$(2,068)	$(1,890)
Proceeds from sale of property and equipment	2
Investment in restricted deposit		(80)	(42)
Amounts funded in respect of employee rights upon retirement, net	(165)	(138)	(170)
Net cash used in investing activities	$(5,868)	$(2,286)	$(2,102)

CASH FLOWS FROM FINANCING ACTIVITIES:

Net proceeds from issuance of convertible notes			$66,780
Issuance of shares, net of issuance cost	$20,650	$25,328
Exercise of options	277	1,230	112
Net cash provided by financing activities	$20,927	$26,558	$66,892

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(388)	127	226
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(8,899)	25,034	34,363
BALANCE OF CASH AND CASH
EQUIVALENTS AT BEGINNING OF YEAR	35,900	27,001	52,035
BALANCE OF CASH AND CASH
EQUIVALENTS AT END OF YEAR	$27,001	$52,035	$86,398

The accompanying notes are an integral part of the consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

(CONTINUED)

	Year ended December 31,
	2011	2012	2013

SUPPLEMENTARY INFORMATION ON INVESTING AND FINANCING ACTIVITIES NOT INVOLVING CASH FLOWS:
Purchase of property and equipment	$1,473	$1,136	$186
Issuance cost not yet paid	$60
Exercise of options granted to employees	$31

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

Taliglucerase alfa is being marketed in the United States under the brand name ELELYSO™ by Pfizer Inc. (“Pfizer”), the Company’s commercialization partner, as provided in the exclusive license and supply agreement by and between Protalix Ltd. and Pfizer (the “Pfizer Agreement”). The Company, through Protalix Ltd., markets ELELYSO in Israel and in Brazil under the brand name UPLYSO.

Protalix Ltd. granted Pfizer an exclusive, worldwide license to develop and commercialize taliglucerase alfa under the Pfizer Agreement, but retained those rights in Israel and, since 2014, in Brazil (see below). The Company has agreed to a specific allocation between Protalix Ltd. and Pfizer regarding the responsibilities for the continued development efforts for taliglucerase alfa. To date, the Company has received an upfront payment of $60.0 million in connection with the execution of the Pfizer Agreement and shortly thereafter an additional $5.0 million clinical development-related milestone payment. The Company received during 2012 an additional $25.0 million milestone payment in connection with the FDA’s approval of taliglucerase alfa in the United States, which was considered to be a substantive milestone for purposes of revenue recognition, and, accordingly, was recorded as revenue during the period in which the milestone was achieved. The agreement provides that the Company share with Pfizer the net profits or loss related to the development and commercialization of taliglucerase alfa on a 40% and 60% basis, respectively, except with respect to the profits or losses related to commercialization efforts in Israel and Brazil, where the Company retained exclusive marketing rights. In calculating the net profits or losses under the agreement, there are certain agreed upon limits on the amounts that may be deducted from gross sales for certain expenses and costs of goods sold.

In December 2012, Protalix Ltd. entered into a Clinical Development Agreement with Pfizer under which Protalix Ltd. will continue to manage, administer and sponsor current, ongoing clinical trials relating to taliglucerase alfa. According to the terms of the agreement, Protalix Ltd. was eligible to receive a payment of $8.3 million upon the achievement of certain near-term clinical development goals. The goals were achieved, and the payment made, in December 2012. The Company evaluated the terms of the agreement and the nature of the payment made by Pfizer and concluded that the amount received represents an upfront funding of the anticipated costs of the Company’s ongoing clinical trials relating to taliglucerase alfa. Accordingly, the amount was deferred upon receipt and is recognized as a reduction of research and development expenses over the ongoing clinical trial period.

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (continued):

On June 18, 2013, Protalix Ltd. entered into a Supply and Technology Transfer Agreement (the “Brazil Agreement”) with Fundação Oswaldo Cruz (“Fiocruz”), an arm of the Brazilian MOH, for taliglucerase alfa. The brand name for taliglucerase alfa in Brazil is UPLYSOTM. The first term of the technology transfer is seven years and the agreement may be extended for an additional five-year term, as needed, to complete the technology transfer. The technology transfer is designed to be effected in four stages and is intended to transfer to Fiocruz the capacity and skills required for the Brazilian government to construct its own manufacturing facility, at its sole expense, and to produce a sustainable, high quality, and cost effective supply of taliglucerase alfa. Under the agreement, Fiocruz has committed to purchase at least approximately $40 million worth of taliglucerase alfa during the first two years of the agreement. In subsequent years, Fiocruz is required to purchase at least approximately $40 million worth of taliglucerase alfa per year. Additionally, Protalix Ltd. is not required to complete the final stage of the technology transfer until Fiocruz purchases at least approximately $280 million worth of taliglucerase alfa. The Brazil agreement became effective in 2014.

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

If actual market prices for finished products prove less favorable than those projected by management, inventory write-downs may be required. Inventory is written down for estimated obsolescence based upon management assumptions about future demand and market conditions.

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

The Company recognizes revenues from selling products upon delivery, when the sales price is fixed or determinable and collectability is reasonably assured.

3.	Company’s share in the collaboration agreement

Under the terms and conditions of the Pfizer Agreement, the Company is entitled to 40% of the profits or loss from sales of taliglucerase alfa, and related expenses incurred, except with respect to sales in Israel and Brazil (since 2014), where the Company retained exclusive marketing rights. Since Pfizer bears most of the risks and rewards relating to the agreement, the Company’s share in the profits and loss in the agreement is recognized on a net basis. The Company recognizes its share of net profit or loss from the Pfizer Agreement based on reports it receives from Pfizer summarizing the results of the collaborative activities under the agreement for the applicable period. Under the terms of the Pfizer Agreement, for its subsidiaries operating outside the United States, financial information is included based on the fiscal year ending November 30, while financial information for the U.S. entity is included based on the fiscal year ending December 31.

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

The Company’s trade receivable represents amounts to be received from Pfizer and the Company’s customers in Israel. The Company does not require Pfizer or any of its Israeli customers to post collateral with respect to receivables. The Company performs periodic credit evaluations of Pfizer’s financial condition and believes there is no significant risk with respect to Pfizer’s payment of the receivables. As all Israeli customers are government entities, the Company believes there is no significant risk with respect to its receivables from such entities.

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

Diluted LPS does not include 7,469,088, 7,280,469 and 10,675,304 shares of Common Stock underlying outstanding options , restricted shares of Common Stock and shares issuable upon conversion of the convertible notes (issued in September 2013) for the fiscal years ended December 31, 2011, 2012 and 2013, respectively, because the effect would be anti-dilutive.

o.	Convertible notes

The convertible notes are accounted for using the guidance provided set forth in FASB Accounting Standards Codification (ASC) 815 requiring that the Company determine whether the embedded conversion option must be separated and accounted for separately. The Company accounts for the convertible notes as a liability, on an aggregated basis, in their entirely.

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - LICENSE AND SUPPLY AGREEMENT

On November 30, 2009, Protalix Ltd. and Pfizer entered into the Pfizer Agreement pursuant to which Pfizer was granted an exclusive, worldwide license to develop and commercialize taliglucerase alfa, except in Israel. Under the terms and conditions of the Pfizer Agreement, Protalix Ltd. retained the right to commercialize taliglucerase alfa in Israel. As mentioned in note 1, in June 2013, Pfizer returned the commercialization rights in Brazil to Protalix Ltd. Under the Pfizer Agreement, Pfizer made an upfront payment to Protalix Ltd. of $60.0 million in connection with the execution of the agreement and shortly thereafter paid Protalix Ltd. an additional $5.0 million upon the Company’s filing of a proposed pediatric investigation plan to the Pediatric Committee of the EMA. Protalix Ltd. received a $25.0 million milestone payment in connection with the approval of taliglucerase alfa by the FDA in May 2012. Protalix Ltd. is entitled to 40% of the results (profits or losses) earned on Pfizer’s sales of taliglucerase alfa. Such result (profit or loss) will be calculated while, in addition to other adjustments, taking into account Protalix Ltd.’s cost of goods sold and Pfizer’s commercial expenses, with certain expenses capped or borne solely by one party (“Collaboration Operation”). Of the losses incurred by the Collaboration Operation through December 31, 2011, 40% will be deducted from the cash payments to be paid to the Company as its share in the profits from future years, if any. This deduction will be limited to a certain percentage of any quarterly profit. As of December 31, 2013 and 2012, the Company accrued a liability in respect of these losses equal to approximately $8.0 million and $8.5 million, respectively.

The Company has determined that the initial, non-refundable upfront license fee payment of $60.0 million together with the first $5.0 million payment will be recognized on a straight line basis as revenue over the estimated relationship period (approximately $4.6 million per year). The Company has estimated that the relationship period for its arrangement with Pfizer will be approximately 14 years (commencing upon the Company’s receipt of the up-front license payment) based on the Company’s last material patent relating to taliglucerase alfa to expire. The $25.0 million milestone payment received during 2012 in connection with the FDA’s approval of taliglucerase alfa in the United States was considered to be a substantive milestone for purposes of revenue recognition and, accordingly, was recorded as revenue during the period in which the milestone was achieved.

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

NOTE 3 - PROPERTY AND EQUIPMENT

a.	Composition of property and equipment grouped by major classifications is as follows:

	December 31,
(U.S. dollars in thousands)	2012	2013
Laboratory equipment	$14,502	$14,858
Furniture and computer equipment	1,818	2,074
Leasehold improvements	14,447	15,070
Equipment under construction	329	28
	$31,096	$32,030
Less – accumulated depreciation and amortization	(14,786)	(18,319)
	$16,310	$13,711

b.	Depreciation and amortization in respect of property and equipment totaled approximately $3.6 million, $3.7 million and $3.5 million for the years ended December 31, 2011, 2012 and 2013, respectively, out of which the Company recorded a total write down of approximately $10,000, $0 and $0, respectively.

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - INVENTORIES

a.	Inventories at December 31, 2012 and 2013 consisted of the following:

	December 31,
(U.S. dollars in thousands)	2012	2013
Raw materials	$2,118	$2,342
Work in progress	192	92
Finished goods	1,729	5,523
Total inventory	$4,039	$7,957

b.	During the year ended December 31, 2012 and 2013, the Company recorded approximately $684,000 and $1.6 million, respectively, for write-down of inventory under cost of revenues.

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

The liability is funded in part from the purchase of insurance policies or by the establishment of pension funds with dedicated deposits in the funds. The amounts used to fund these liabilities are included in the Company’s balance sheets under “Funds in respect of employee rights upon retirement.” These policies are the Company’s assets. However, under labor agreements and subject to certain limitations, any policy may be transferred to the ownership of the individual employee for whose benefit the funds were deposited. In the years ended December 31, 2011, 2012 and 2013, the Company deposited approximately $181,000, $177,000 and $194,000, respectively, with insurance companies in connection with its severance payment obligations.

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

The amounts of severance pay expenses were approximately $816,000, $1.0 million and $1.0 million for the years ended December 31, 2011, 2012 and 2013, respectively, of which approximately $641,000, $670,000 and $801,000 in the years ended December 31, 2011, 2012 and 2013, respectively, were in respect of a Contribution Plan. Gain on amounts funded in respect of employee rights upon retirement totaled approximately $14,000, $36,000 and $58,000 for the years ended December 31, 2011, 2012 and 2013, respectively.

The Company expects to contribute approximately $1.1 million in the year ending December 31, 2014 to insurance companies in connection with its severance liabilities for its operations for that year, approximately $847,000 of which will be contributed to one or more Contribution Plans.

During the five-year period following December 31, 2013, the Company expects to pay future benefits to three employees upon each such employee’s normal retirement age. The Company anticipates that the benefits payable will be immaterial.

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

Royalty expenses to the OCS are included in the statement of operations as a component of the cost of revenues and were approximately $158,000, $1.5 million and $392,000 during the years ended December 31, 2011, 2012 and 2013, respectively.

At December 31, 2013, the maximum royalty amount payable by the Company under these funding arrangements is approximately $26.7 million (without interest, assuming 100% of the funds are payable).

2.	The Company is a party to certain research and license agreements. Under the agreements, the Company is obligated to pay royalties at varying rates from its future revenues. The aggregate royalties payable under all of the agreements is equal to a varying range of percentages of net sales of licensed products. Royalty expenses under the agreements are included in the statement of operations as a component of the cost of revenues and were approximately $19,000, $674,000 and $80,000 during the years ended December 31, 2011, 2012 and 2013, respectively.

Under each agreement, the Company is also obligated to pay milestone, licensing and other payments to the counterparties of the agreement. The payments under the agreements are for varying amounts and are subject to varying conditions. If all of the contingencies with respect to milestone payments under the research and license agreements are met, the aggregate milestone payments payable would be approximately $0.3 million and would be payable, if at all, as the Company’s projects progress over the course of a number of years. No milestone payments were made during 2011, 2012 and 2013.

None of the agreements has a fixed termination date. Subject to earlier termination for other reasons, each agreement terminates after a certain number of years following the first commercial sale of any licensed product under the agreement or after a certain number of years without the initiation of commercial sales of any product under the agreement.

b.	Subcontracting Agreements

The Company has entered into sub-contracting agreements with several clinical providers and consultants in Israel, the United States and certain other countries in connection with its primary product development process and with expenditure of the Company’s manufacturing facilities. As of December 31, 2013, total commitments under said agreements were approximately $1.1 million.

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – COMMITMENTS (continued):

c.	Lease Agreements

The Company is a party to a number of lease agreements for its facilities, the latest of which expires in 2016. The Company has the option to extend certain of such agreements on three occasions for additional five-year periods, for a total of 15 additional years. Under the leases, the aggregate monthly rental payments are approximately $86,000. As of December 31, 2013, the Company provided bank guarantees of approximately $344,000, in the aggregate, to secure the fulfillment of its obligations under the lease agreements. The future minimum lease payments required in each of the next three years under the operating leases for such premises are approximately as follows: 2014 - $1,041,000, 2015 - $1,050,000, 2016 – $865,000. Lease expenses totaled $994,000, $971,000 and $1,133,000 for the years ended December 31, 2011, 2012 and 2013, respectively.

d.	Vehicle Lease and Maintenance Agreements

The Company entered into several three-year lease and maintenance agreements for vehicles which are regularly amended as new vehicles are leased. The current monthly lease fees aggregate approximately $53,000. The expected lease payments for the years ending December 31, 2014, 2015 and 2016 are approximately $618,000, $415,000 and $94,000, respectively.

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

As of December 31, 2013, 215,378 shares of Common Stock remain available for grant under the Plan.

For purposes of determining the fair value of the options and restricted stock granted to employees and non-employees, the Company’s management uses the fair value of the Common Stock.

From January 1, 2011 through December 31, 2013, the Company granted options and shares of restricted stock to certain employees and non-employees as follows:

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7– SHARE CAPITAL (continued):

1.	Options and restricted stock granted to employees:

a)	Below is a table summarizing all of the options and restricted stock grants to employees for each year of the three-year period ended December 31, 2013:

Year of grant	No. of options or restricted stock granted	Exercise price range	Vesting period	Fair value at grant (U.S. dollars in thousands)	Expiration period
2012	400,000	n/a	3 years	$2,288	n/a
2012	1,100,000	n/a	4 years	$6,292	n/a
	1,500,000

Set forth below are grants made by the Company to employees (including related parties) during the three-year period ended December 31, 2013 (such grants appear in the table above):

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

b)	The fair value of restricted stock granted during the year ended December 31, 2012 was $8.6 million based on the Company’s share price on the NYSE MKT on the grant date.

The total unrecognized compensation cost of employee stock options and restricted stock at December 31, 2013 is approximately $2.7 million (net of forfeiture rate). The unrecognized compensation cost of employee stock options is expected to be recognized over a weighted average period of 0.8 years.

The total cash received from employees as a result of employee stock option exercises for the years ended December 31, 2011, 2012 and 2013 was approximately $277,000, $1.2 million and $112,000, respectively. The Company did not realize any tax benefit in connection with these exercises.

During 2013, the Company issued 79,123 shares of Common Stock in connection with the exercise of 79,123 options by certain employees of the Company. The Company received cash proceeds equal to approximately $112,000 in connection with such exercises.

2.	Options granted to consultants, directors, and other service providers:

As of December 31, 2013, the Company has recognized and recorded all compensation costs related to outstanding options for consultants, directors and other services providers.

No cash was received from consultants as a result of consultant stock option exercises for the years ended December 31, 2011 and December 31, 2013, approximately $39,000 was received during the year ended December 31, 2012. The Company did not realize any tax benefits in connection with these exercises.

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7– SHARE CAPITAL (continued):

During 2013, no shares of Common Stock were issued in connection with the exercise of options by consultants of the Company.

3.	A summary of share option plans, and related information, under all of the Company’s equity incentive plans for the years ended December 31, 2011, 2012 and 2013 are as follows:

a.	Options granted to employees:

	Year ended December 31,
	2011		2012		2013
		Weighted		Weighted		Weighted
	Number	average	Number	average	Number	average
	of	exercise	of	exercise	of	exercise
	options	price	options	price	options	price
Outstanding at beginning of year	6,367,979	$3.576	6,141,030	$3.563	5,253,579	$3.923
Changes during the year:
Forfeited and Expired	44,856	6.207	25,858	4.372	20,558	6.603
Exercised (*)	182,093	1.652	861,593	1.346	79,123	1.418
Outstanding at end of year	6,141,030	$3.563	5,253,579	$3.923	5,153,898	$3.951
Exercisable at end of year	4,647,834	$2.581	4,258,441	$3.201	4,614,148	$3.591

(*)	The total intrinsic value of options exercised during the years ended December 31, 2011, 2012 and 2013, was approximately $1.3 million, $4.8 million and $306,000, respectively.

b.	Restricted stock granted to employees:

	Year ended December 31,
	2012	2013
	Number of Restricted Shares
Outstanding at beginning of year	-	1,394,708
Changes during the year:
Granted	1,500,000
Vested	102,084	406,666
Forfeited	3,208	17,834
Outstanding at end of year	1,394,708	970,208

c.	Options granted to consultants, directors, and other service providers:

	Year ended December 31,
	2011		2012		2013
		Weighted		Weighted		Weighted
	Number	average	Number	average	Number	average
	of	exercise	of	exercise	of	exercise
	options	price	options	price	options	price
Outstanding at beginning of year	1,438,692	$4.697	1,238,692	$5.385	912,425	$7.259
Changes during the year-Exercised (*)	200,000	0.001	326,267	0.12
Outstanding at end of year	1,238,692	$5.385	912,425	$7.259	912,425	$7.259
Exercisable at end of year	1,235,567	$5.385	912,425	$7.259	912,425	$7.259

(*) The total intrinsic value of options exercised during the years ended December 31, 2011 and 2012, was approximately $1.9 million, and $2.3 million, respectively.

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7– SHARE CAPITAL (continued):

d.	The following tables summarize information concerning outstanding and exercisable options and restricted stock as of December 31, 2013:

December 31, 2013
Options and restricted stock outstanding			Options exercisable
Exercise prices	Number of options and restricted stock outstanding at end of year	Weighted average remaining contractual life	Number of options exercisable	Weighted average remaining contractual life
n/a (Restricted Stock)	970,208	n/a	n/a	n/a
$0.001	719,207	1.54	719,207	1.54
$0.120	409,765	2.42	409,765	2.42
$0.399	22,587	0.92	22,587	0.92
$0.972	996,353	2.44	996,353	2.44
$2.350	40,000	4.82	40,000	4.82
$2.650	361,119	5.15	361,119	5.15
$3.020	50,000	4.10	50,000	4.10
$5.000	1,708,000	4.10	1,708,000	4.10
$6.810	150,000	6.10	150,000	6.10
$6.900	993,750	6.15	501,000	6.15
$7.550	160,000	6.66	130,000	6.66
$9.660	68,000	6.83	51,000	6.83
$16.700	387,542	2.99	387,542	2.99
	7,036,531		5,526,573

The aggregate intrinsic value of the total outstanding options and restricted stock and of total vested and exercisable options as of December 31, 2013 is approximately $11.7 million and $7.9 million, respectively.

e.	The following table illustrates the effect of share-based compensation on the statement of operations:

	Year ended December 31,
(U.S. dollars in thousands)	2011	2012	2013
Cost of revenues		$220
Research and development expenses	$422	4,756	$2,655
General and administrative expenses	464	2,775	1,434
	$886	$7,751	$4,089

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7– SHARE CAPITAL (continued):

c.	Public and 144A Offerings

1.	On March 23, 2011, the Company issued and sold 4,000,000 shares of Common Stock in an underwritten public offering at a price to the public of $5.50 per share. The net proceeds to the Company were approximately $20.6 million (net of underwriting commissions and issuance costs of $1.4 million)

2.	On February 22, 2012, the Company issued and sold 5,175,000 shares of Common Stock in an underwritten public offering at a price to the public of $5.25 per share. The net proceeds to the Company were approximately $25.4 million (net of underwriting commissions and issuance costs of $1.8 million).

3.	On September 18, 2013, the Company completed a private offering of 4.50% convertible notes due 2018. The net proceeds from the offering, including net proceeds from the exercise in full by the initial purchaser of its option to purchase an additional $9.0 million in aggregate principal amount of the Notes, were $66.8 million (net of the initial purchaser’s discount and commission and offering expenses payable by the Company). See also Note 8.

NOTE 8 - CONVERTIBLE NOTES

On September 18, 2013, the Company completed a private placement of $69.0 million in aggregate principal amount of Notes, including $9.0 million aggregate principal amount of Notes related to the initial purchaser’s over-allotment option, which was exercised in full. In connection with the completion of the offering, the Company entered into an indenture (the “Indenture”) with The Bank of New York Mellon Trust Company, N.A., as trustee, governing the Notes. The Notes accrue interest at a rate of 4.50% per year, payable semiannually in arrears on March 15 and September 15 of each year, beginning on March 15, 2014. The Notes mature on September 15, 2018.

The net proceeds from the offering, including net proceeds from the exercise in full by the initial purchaser of its option to purchase an additional $9.0 million in aggregate principal amount of the Notes, were $66.8 million, after deducting the initial purchaser’s discount and commission and offering expenses payable by the Company. The debt discount and debt issuance costs are deferred and amortized over the convertible notes period (5 years).

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

The following table sets forth total interest expense recognized for the year ended December 31, 2013 related to the Notes (in thousands):

December 31, 2013
Contractual interest expense	888
Amortization of debt issuance costs and debt discount	127
Total	1,015

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - FAIR VALUE MEASUREMENT

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

The fair value of the convertible notes as of December 31, 2013 is approximately $72 million based on level 2 measurement.

NOTE 10 - TAXES ON INCOME

a.	The Company

Protalix BioTherapeutics, Inc. is taxed according to U.S. tax laws. The Company’s income is, or will be, taxed in the United States at the rate of up to 39%.

b.	Protalix Ltd.

The Israeli Subsidiary is taxed according to Israeli tax laws:

1.	Measurement of results for tax purposes

Since 2008, the Company has measured the results of the Israeli Subsidiary for tax purposes in nominal terms in NIS. Pursuant to the Israel Income Tax Law (Adjustments for Inflation), 1985, the Subsidiary’s results for tax purposes have been measured through 2007 on a real basis, based on changes in the Israel consumer price index.

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – TAXES ON INCOME (continued):

2.	Tax rates

The income of the Israeli Subsidiary, other than income from “Approved Enterprises,” is taxed in Israel at the regular rate. See 3 below.

On July 14, 2009 the Economic Efficiency Law (Legislation Amendments for the Implementation of the Economic Plan for the years 2009 and 2010), 2009 (the “2009 Amendment”), was passed in the Knesset; this law determined, inter alia, a further gradual reduction of the corporate tax rate as from 2011, as follows: 2011 – 24%, 2012 – 23%, 2013 – 22%, 2014 – 21%, 2015 – 20%, 2016 and thereafter – 18%.

On December 6, 2011, the “Tax Burden Distribution Law” was officially published, discontinuing a previously approved gradual decrease in corporate tax provided in the 2009 Amendment, and setting the corporate tax rate in Israel for 2012 and thereafter to 25%.

On August 5, 2013, the Law for Change of National Priorities (Legislative Amendments for Achieving the Budgetary Goals for 2013-2014), 2013 was published in Reshumot (the Israeli government official gazette), enacting, among other things, the raising the corporate tax rate beginning in 2014 and thereafter to 26.5% (instead of 25%).

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

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – TAXES ON INCOME (continued):

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

c.	Tax losses carried forward to future years

As of December 31, 2013, the Company had aggregate net operating loss (NOL) carry-forwards equal to approximately $112.7 million that are available to reduce future taxable income as follows:

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – TAXES ON INCOME (continued):

1.	The Company

The NOL carry-forward of the Company equal to approximately $15.3 million may be restricted under Section 382 of the Internal Revenue Code (“IRC”). IRC Section 382 applies whenever a corporation with NOL experiences an ownership change. As a result of IRC Section 382, the taxable income for any post change year that may be offset by a pre-change NOL may not exceed the general IRC Section 382 limitation, which is the fair market value of the pre-change entity multiplied by the IRC long-term tax exempt rate.

2.	Protalix Ltd.

At December 31, 2013, the Israeli Subsidiary had approximately $97.4 million of NOL carry-forwards that are available to reduce future taxable income with no limited period of use.

d.	Deferred income taxes:

The components of the Company’s net deferred tax assets at December 31, 2012 and 2013 were as follows:

	December 31,
(U.S. dollars in thousands)	2012	2013
In respect of:
Research and development expenses	$6,003	5,257
Property and equipment	(647)	(491)
Provision for vacation	363	417
Severance pay obligation	192	209
Deferred revenues	10,449	9,867
Net operating loss carry forwards	15,176	23,167
Valuation allowance	(31,536)	(38,426)
	-	-

Deferred taxes are computed using the tax rates expected to be in effect when those differences reverse. The Company used tax rates of 39%, 25%, 26.5% and 0%.

e.	Reconciliation of the theoretical tax expense to actual tax expense

The main reconciling item between the statutory tax rate of the Company and the effective rate is the provision for full valuation allowance in respect of tax benefits from carry forward tax losses due to the uncertainty of the realization of such tax benefits (see above).

f.	Tax assessments

In accordance with the Income Tax Ordinance, as of December 31, 2013, all of Protalix Ltd.’s tax assessments through tax year 2009 are considered final.

A summary of open tax years by major jurisdiction is presented below:

Jurisdiction:	Years:
Israel	2010-2013
United States (*)	2009-2013
Netherlands	2009-2013

(*) Includes federal, state and local (or similar provincial jurisdictions) tax positions.

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - SUPPLEMENTARY FINANCIAL STATEMENT INFORMATION

Balance sheets:

	December 31,
(U.S. dollars in thousands)	2012	2013
a. Other assets:
Deferred costs*	$89
Institutions	542	$356
State of Israel (see Note 6a)	2,400	366
Restricted deposit	298	362
Prepaid expenses	251	286
Sundry	106	87
	$3,686	$1,457

* Manufacturing costs of inventory, paid by Pfizer, but not delivered.

(U.S. dollars in thousands)
b. Accounts payable and accruals – other:

Payroll and related expenses	$1,748	$1,557
Interest payable	-	888
Provision for vacation	1,453	1,572
Accrued expenses	2,032	1,785
Royalties payable	1,560	419
Liability in connection with collaboration operation - current portion	3,122	5,666
Property and equipment suppliers	1,136	186
	$11,051	$12,073

Statements of operations:

	Year ended December 31,
	2011	2012	2013
(U.S. dollars in thousands)
c. Revenues:
Deferred revenues from the license and supply agreement with Pfizer	$4,563	$4,563	$4,563
Milestone payment (see Note 2)		25,000
Revenues from selling products	3,823	5,307	5,916
	$8,386	$34,870	$10,479

NOTE 12 - RELATED PARTY TRANSACTIONS

	Year ended December 31,
(U.S. dollars in thousands)	2011	2012	2013
Compensation to the non-executive directors (includes the interim Chairman of the Board)	$215	$375	$509

