Form 10-Q
period 2014-03-31
Protalix BioTherapeutics, Inc.
filed 2014-05-08
CIK 1006281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

On May 1, 2014, approximately 93,606,460 shares of the Registrant’s common stock, $0.001 par value, were outstanding.

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

Examples of the risks and uncertainties include, but are not limited to, the following:

•	risks related to the commercialization efforts for taliglucerase alfa in the United States, Israel, Brazil and other countries;

•	the risk of significant delays in the commercial introduction of taliglucerase alfa in the United States, Brazil, Israel and other markets as planned;

•	risks related to the acceptance and use of taliglucerase alfa or any of our product candidates, if approved, by physicians, patients and third-party payors;

•	our ability to supply drug product pursuant to our supply arrangement with the Brazilian Ministry of Health, or the Brazilian MOH;

•	the risk that we will not be able to develop a successful sales and marketing organization for taliglucerase alfa in Israel or for any other product candidate in a timely manner, if at all;

•	failure or delay in the commencement or completion of our preclinical studies and clinical trials which may be caused by several factors, including: unforeseen safety issues; determination of dosing issues; lack of effectiveness during clinical trials; slower than expected rates of patient recruitment; inability to monitor patients adequately during or after treatment; inability or unwillingness of medical investigators and institutional review boards to follow our clinical protocols; or lack of sufficient funding to finance our clinical trials;

•	the risk that the results of our clinical trials will not support the applicable claims of safety or efficacy, that our product candidates will not have the desired effects or include undesirable side effects or other unexpected characteristics;

•	our dependence on performance by third party providers of services and supplies, including without limitation, clinical trial services;

•	delays in the approval or the potential rejection of any application filed with or submitted to the regulatory authorities reviewing taliglucerase alfa outside of the United States, Israel, Brazil and other countries in which taliglucerase alfa is already approved;

•	our ability to establish and maintain strategic license, collaboration and distribution arrangements, and to manage our relationships with Pfizer Inc., with Fundação Oswaldo Cruz, or Fiocruz, an arm of the Brazilian MOH, or any other collaborator, distributor or partner;

ii

•	risks relating to our ability to finance our research programs, the expansion of our manufacturing capabilities and the ongoing costs in the case of delays in regulatory approvals for taliglucerase alfa outside of the United States, Israel, Brazil and other countries in which taliglucerase alfa is already approved;

•	delays in our preparation and filing of applications for regulatory approval of our other product candidates in the United States, the European Union and elsewhere;

•	our expectations with respect to the potential commercial value of our product and product candidates;

•	the risk that products that are competitive to our product candidates may be granted orphan drug status in certain territories and, therefore, will be subject to potential marketing and commercialization restrictions;

•	the impact of development of competing therapies and/or technologies by other companies;

•	any lack of progress of our research and development activities and our clinical activities with respect to any product candidate;

•	the inherent risks and uncertainties in developing the types of drug platforms and products we are developing;

•	potential product liability risks, and risks of securing adequate levels of product liability and clinical trial insurance coverage;

•	risks relating to our ability to make scheduled payments of the principal of, to pay interest on or to refinance our 2018 convertible notes, or any other indebtedness;

•	the possibility of infringing a third party’s patents or other intellectual property rights;

•	the uncertainty of obtaining patents covering our products and processes and in successfully enforcing our intellectual property rights against third parties;

•	risks relating to biosimilar legislation and/or healthcare reform in the United States or elsewhere; and

•	the possible disruption of our operations due to terrorist activities and armed conflict, including as a result of the disruption of the operations of regulatory authorities, our subsidiaries, our manufacturing facilities and our customers, suppliers, distributors, collaborative partners, licensees and clinical trial sites.

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

These forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. These and other risks and uncertainties are detailed under the heading "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2013, and are described from time to time in the reports we file with the U.S. Securities and Exchange Commission, or the Commission.

iii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

PROTALIX BIOTHERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. dollars in thousands)
(Unaudited)

	March 31, 2014	December 31, 2013

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$77,690	$86,398
Accounts receivable - Trade	1,735	2,091
Other assets	2,609	1,457
Inventories	6,527	7,957
Total current assets	88,561	97,903

FUNDS IN RESPECT OF EMPLOYEE RIGHTS UPON RETIREMENT	1,622	1,578
PROPERTY AND EQUIPMENT, NET	13,098	13,711
DEFERRED CHARGES	135	141
Total assets	$103,416	$113,333

LIABILITIES NET OF CAPITAL DEFICIENCY

CURRENT LIABILITIES:
Accounts payable and accruals:
Trade	$4,639	$5,254
Other	14,533	12,073
Deferred revenues	7,609	9,369
Total current liabilities	26,781	26,696

LONG TERM LIABILITIES:
Convertible notes	67,151	67,048
Deferred revenues	40,655	41,796
Liability in connection with collaboration operation		2,371
Liability for employee rights upon retirement	2,407	2,368
Total long term liabilities	110,213	113,583
Total liabilities	136,994	140,279

COMMITMENTS

CAPITAL DEFICIENCY	(33,578)	(26,946)
Total liabilities net of capital deficiency	$103,416	$113,333

The accompanying notes are an integral part of the condensed consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(U.S. dollars in thousands, except share data)
(Unaudited)

	Three Months Ended
	March 31, 2014	March 31, 2013

REVENUES	$6,696	$3,568
COMPANY’S SHARE IN COLLABORATION AGREEMENT	687	400
COST OF REVENUES	(4,073)	(971)
GROSS PROFIT	3,310	2,997
RESEARCH AND DEVELOPMENT EXPENSES (1)	(8,152)	(7,754)
Less – grants and reimbursements	2,085	2,431
RESEARCH AND DEVELOPMENT EXPENSES, NET	(6,067)	(5,323)
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (2)	(3,711)	(2,103)
OPERATING LOSS	(6,468)	(4,429)
FINANCIAL EXPENSES	(915)	(14)
FINANCIAL INCOME	38	122
FINANCIAL INCOME (EXPENSES) – NET	(877)	108
NET LOSS FOR THE PERIOD	$(7,345)	$(4,321)

NET LOSS PER SHARE OF COMMON STOCK – BASIC AND DILUTED	$0.08	$0.05

WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK USED IN COMPUTING LOSS PER SHARE – BASIC AND DILUTED	92,686,638	92,184,220
(1) Includes share-based compensation	428	870
(2) Includes share-based compensation	242	497

The accompanying notes are an integral part of the condensed consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN CAPITAL DEFICIENCY

(U.S. dollars in thousands, except share data)

(Unaudited)

			Additional
	Common	Common	paid–in	Accumulated
	Stock (1)	Stock	capital	deficit	Total
	Number of shares	Amount

Balance at December 31, 2012	93,489,809	$93	$180,145	$(183,595)	$(3,357)
Changes during the three-month period ended March 31, 2013:
Share-based compensation related to stock options			347		347
Share-based compensation related to restricted stock award			1,020		1,020
Exercise of options granted to employees	12,421	1	27		28
Net loss for the period				(4,321)	(4,321)
Balance at March 31, 2013	93,502,230	$94	$181,539	$(187,916)	$(6,283)
Balance at December 31, 2013	93,551,098	$94	$184,345	$(211,385)	$(26,946)
Changes during the three-month period ended March 31, 2014:
Share-based compensation related to stock options			162		162
Share-based compensation related to restricted stock award			508		508
Exercise of options granted to employees (includes net exercise)	55,362	*	43		43
Net loss for the period				(7,345)	(7,345)
Balance at March 31, 2014	93,606,460	94	185,058	(218,730)	(33,578)

*       Represents an amount less than $1.

(1)    Common Stock, $0.001 par value; Authorized – as of March 31, 2014 and 2013 - 150,000,000 shares.

The accompanying notes are an integral part of the condensed consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

(Unaudited)

	Three Months Ended
	March 31, 2014	March 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,345)	$(4,321)
Adjustments required to reconcile net loss to net cash used in operating activities:
Share based compensation	670	1,367
Depreciation and write down of fixed assets	828	926
Financial expense (income), net (mainly exchange differences)	14	(78)
Changes in accrued liability for employee rights upon retirement	50	60
Gain on amounts funded in respect of employee rights upon retirement	(1)	(19)
Amortization of debt issuance costs and debt discount	109	-
Changes in operating assets and liabilities:
Decrease in deferred revenues (including non-current portion)	(2,901)	(2,740)
Increase in accounts receivable and other assets	(744)	(42)
Decrease (increase) in inventories	1,430	(1,734)
Decrease in accounts payable and accruals (including long term )	(450)	(3,005)
Net cash used in operating activities	$(8,340)	$(9,586)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment	$(263)	$(642)
Investment in restricted deposit	(57)
Amounts funded in respect of employee rights upon retirement, net	(50)	(47)
Net cash used in investing activities	$(370)	$(689)

CASH FLOWS FROM FINANCING ACTIVITIES:

Exercise of options	$31
Net cash provided by financing activities	$31
EFFECT OF EXCHANGE RATE CHANGES ON CASH	$(29)	$110
NET DECREASE IN CASH AND CASH EQUIVALENTS	(8,708)	(10,165)
BALANCE OF CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	86,398	52,035
BALANCE OF CASH AND CASH EQUIVALENTS AT END OF PERIOD	$77,690	$41,870

The accompanying notes are an integral part of the condensed consolidated financial statements.

4

PROTALIX BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

(Unaudited)

(Continued) - 2

	Three Months Ended
	March 31, 2014	March 31, 2013
SUPPLEMENTARY INFORMATION ON INVESTING AND FINANCING ACTIVITIES NOT INVOLVING CASH FLOWS:
Purchase of property and equipment	$138	$815
Exercise of options granted to employees	$12	$28

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

Taliglucerase alfa is being marketed in the United States under the brand name ELELYSO™ by Pfizer Inc. (“Pfizer”), the Company’s commercialization partner, as provided in the exclusive license and supply agreement by and between Protalix Ltd. and Pfizer (the “Pfizer Agreement”). The Company, through Protalix Ltd., markets ELELYSO in Israel, and in Brazil under the brand name UPLYSO.

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

PROTALIX BIOTHERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (continued):

On June 18, 2013, Protalix Ltd. entered into a Supply and Technology Transfer Agreement (the “Brazil Agreement”) with Fundação Oswaldo Cruz (“Fiocruz”), an arm of the Brazilian MOH, for taliglucerase alfa. The brand name for taliglucerase alfa in Brazil is UPLYSOTM. The first term of the technology transfer is seven years and the agreement may be extended for an additional five-year term, as needed, to complete the technology transfer. The technology transfer is designed to be effected in four stages and is intended to transfer to Fiocruz the capacity and skills required for the Brazilian government to construct its own manufacturing facility, at its sole expense, and to produce a sustainable, high quality, and cost effective supply of taliglucerase alfa. Under the agreement, Fiocruz has committed to purchase at least approximately $40 million worth of taliglucerase alfa during the first two years of the agreement. In subsequent years, Fiocruz is required to purchase at least approximately $40 million worth of taliglucerase alfa per year. Additionally, Protalix Ltd. is not required to complete the final stage of the technology transfer until Fiocruz purchases at least approximately $280 million worth of taliglucerase alfa. The Brazil agreement became effective during the first quarter of 2014.

During the three months ended March 31, 2014, the Company recorded revenues of approximately $3.5 million from the sale of products to Fiocruz.

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

Currently, patients are being treated with taliglucerase alfa on a commercial basis in the United States, Brazil, Chile and Israel. In addition, patients are being treated globally through the Company’s clinical trials and related studies, compassionate use programs and other programs. On July 13, 2010, the Company announced that the French regulatory authority had granted an Autorisation Temporaire d’Utilisation (ATU), or Temporary Authorization for Use, for taliglucerase alfa for the treatment of Gaucher disease.

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

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2013, filed by the Company with the Securities and Exchange Commission. The comparative balance sheet at December 31, 2013 has been derived from the audited financial statements at that date.

c.	Net loss per share

Basic and diluted loss per share (“LPS”) are computed by dividing net loss by the weighted average number of shares of the Company’s Common Stock, par value $0.001 per share (the “Common Stock”) outstanding for each period.

Diluted LPS does not include 7,471,571 and 18,913,153 shares of Common Stock underlying outstanding options and restricted shares of Common Stock and shares issuable upon conversion of the convertible notes (issued in September 2013) for the three months ended March 31, 2013 and 2014, respectively, because the effect would be anti-dilutive.

NOTE 2 - INVENTORIES

Inventory at March 31, 2014 and December 31, 2013 consisted of the following:

	March 31,	December 31,
	2014	2013
	(U.S. dollars in thousands)
Raw materials	$2,076	$2,342
Work in progress	170	92
Finished goods	4,281	5,523
Total inventory	$6,527	$7,957

During the three months ended March 31, 2014, the Company recorded approximately $1.1 million for write-down of inventory under cost of revenues.

PROTALIX BIOTHERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – FAIR VALUE MEASUREMENT

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

NOTE 4 – STOCK TRANSACTIONS

During the three months ended March 31, 2014, the Company issued a total of 55,362 shares of Common Stock in connection with the exercise of a total of 56,122 options by certain employees of the Company. The aggregate proceeds in connection with such exercises totaled approximately $43,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the consolidated financial statements and the related notes included elsewhere in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2013. Some of the information contained in this discussion and analysis, particularly with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. You should read “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013 for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

We are a biopharmaceutical company focused on the development and commercialization of recombinant therapeutic proteins based on our proprietary ProCellEx® protein expression system, or ProCellEx. Using our ProCellEx system, we are developing a pipeline of proprietary, biobetter and biosimilar versions of recombinant therapeutic proteins, based on our plant cell-based expression technology, that primarily target large, established pharmaceutical markets and that rely upon known biological mechanisms of action. Our initial commercial focus has been on complex therapeutic proteins, including proteins for the treatment of genetic disorders, such as Gaucher disease and Fabry disease. We believe ProCellEx will enable us to develop proprietary recombinant proteins that are therapeutically equivalent or superior to existing recombinant proteins currently marketed for the same indications. Because we are primarily targeting biologically equivalent versions of highly active, well-tolerated and commercially successful therapeutic proteins, we believe our development process is associated with relatively less risk compared to other biopharmaceutical development processes for completely novel therapeutic proteins. We are now also applying the unique properties of our ProCellEx system for the oral delivery of therapeutic proteins, with the first two product candidates being glucocerebrosidase and antiTNF fusion protein, and we are performing research focused on the oral delivery of antibodies.

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

Since May 2012, taliglucerase alfa has been marketed in the United States by Pfizer Inc., or Pfizer, our commercialization partner, as provided in the exclusive license and supply agreement by and between Protalix Ltd., our wholly-owned subsidiary, and Pfizer, which we refer to as the Pfizer Agreement. We granted Pfizer an exclusive, worldwide license to develop and commercialize taliglucerase alfa under the Pfizer Agreement, but we retained those rights in Israel and in Brazil. We have agreed to a specific allocation between Protalix Ltd. and Pfizer of the responsibilities for the continued development efforts for taliglucerase alfa outside of Israel. Protalix Ltd. has been marketing taliglucerase alfa in Israel since 2013 and in Brazil since January 2014.

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

In addition to naive and switch studies in adults which were successfully completed, we conducted a 12-month clinical trial of naïve and switchover pediatric patients, which was successfully completed in 2012. Based on the data from this study, an application for a supplement to the NDA for ELEYSO, allowing a pediatric use indication to be added to the product label, has recently been submitted by Pfizer to the FDA. Patients in the extension trials are still being treated with taliglucerase alfa.

Currently, patients are being treated with taliglucerase alfa on a commercial basis in the United States, Brazil, Israel and Chile. Globally, patients are being treated through our extension trials and related studies, compassionate use programs, special access agreements, named patient provisions and other programs designed to ensure that treatments are available to Gaucher patients in light of recent shortages of approved treatments. In France, Gaucher patients are being treated with taliglucerase alfa through an Autorisation Temporaire d’Utilisation (ATU), or Temporary Authorization for Use, a regulatory mechanism used by the French Health Products and Safety Agency to make non-approved drugs available to patients in France when a genuine public health need exists. In addition to the United States and France, taliglucerase alfa is currently being provided to Gaucher patients under special access agreements or named patient provisions in certain countries. Hundreds of patients, in the aggregate, have been treated with taliglucerase alfa.

In addition to taliglucerase alfa, we are developing an innovative product pipeline using our ProCellEx protein expression system. Our product pipeline currently includes, among other candidates:

(1) PRX-102, a therapeutic protein candidate for the treatment of Fabry disease, a rare, genetic lysosomal disorder in humans, currently in a phase I/II clinical trial for which the first patient was treated in December 2012. We expect to complete patient recruitment and report interim results by the end of 2014, and to report final results during the first half of 2015.

(2) PRX-112, an orally administered glucocerebrosidase enzyme for the treatment of Gaucher patients utilizing oral delivery of the recombinant GCD enzyme produced and encapsulated within carrot cells, the subject of a phase I clinical study. We announced positive results from the phase I trial in February 2014. We expect to commence a phase IIa clinical trial treating 10 Gaucher patients for 28 days within the next few months.

(3) PRX-106, our oral antiTNF product candidate which is being developed as an orally-administered treatment for immune mediated disorders using plant cells as a natural capsule for the expressed protein. We are currently conducting preclinical studies on oral antiTNF for several attractive indications, and we expect to initiate a phase I clinical trial of oral anti TNF for the oral treatment of autoimmune diseases in 2014.

(4) PRX-110, a proprietary plant cell recombinant human Deoxyribonuclease 1 under development for the treatment of cystic fibrosis, to be administered by inhalation. We held a pre-IND meeting with the FDA in 2012, and plan to file an IND with the FDA following the completion of toxicology studies in 2014.

Except for the rights to commercialize taliglucerase alfa worldwide (other than Brazil and Israel), which we licensed to Pfizer, we hold the worldwide commercialization rights to all of our proprietary development candidates. We have built an internal marketing team designed to serve the Israeli and Brazilian market for taliglucerase alfa and we intend to establish internal commercialization and marketing teams for our other product candidates in North America, the European Union and in other significant markets, including Israel, subject to required marketing approvals, as the need arises. In addition, we continuously evaluate potential strategic marketing partnerships as well as collaboration programs with biotechnology and pharmaceutical companies and academic research institutes.

Critical Accounting Policies

Our significant accounting policies are more fully described in Note 1 to our consolidated financial statements appearing in this Quarterly Report. There have not been any changes to our significant accounting policies since the Annual Report on Form 10-K for the year ended December 31, 2013.

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

Results of Operations

Three months ended March 31, 2014 compared to the three months ended March 31, 2013

Revenues

We recorded revenues of $6.7 million during the three months ended March 31, 2014, an increase of $3.1 million, or 88%, from revenues of $3.6 million for the three months ended March 31, 2013. Revenues for the three months ended on March 31, 2014 included $3.5 million of products sold in Brazil, $1.1 million in Israel and $1.0 million in connection with products we delivered at cost to Pfizer under the Pfizer Agreement. Revenues also represent a pro rata amortization of the $65.0 million upfront and milestone payments of $1.1 million in each quarterly period.

Our share in the Collaboration Agreement

We recorded revenue of $687,000 as our share of net income from the collaboration under the Pfizer Agreement during the three months ended March 31, 2014, an increase of $287,000, or 72%, from revenue of $400,000 for the three months ended March 31, 2013. Our share in the collaboration agreement recorded during the three months ended March 31, 2014 represents our 40% share of the net income generated during the period, which was primarily the result of revenues generated by Pfizer in the United States which exceeded the expenses during such period. Under the terms and conditions of the Pfizer Agreement, we record income or loss equal to 40% of the profit or loss realized from sales of taliglucerase alfa and related expenses incurred based on reports we receive from Pfizer summarizing the results of the collaborative activities under the Pfizer Agreement for the applicable period.

Cost of Revenues

Cost of revenues was $4.1 million for the three months ended March 31, 2014, an increase of $3.1 million from cost of revenues of $971,000 for the three months ended March 31, 2013. Cost of revenues for the three months ended March 31, 2014 consists of the costs of the $1.0 million of products we delivered at cost to Pfizer under the Pfizer Agreement, write-down of inventory of $1.1 million, and certain fixed costs relating to our manufacturing facility, including rent, depreciation, salary and maintenance expenses, and to a much lesser extent, the direct cost of products we sold in Israel and Brazil for which revenues were recognized during the period.

Research and Development Expenses, Net

Research and development expenses were $8.2 million for the three months ended March 31, 2014, an increase of $398,000, or 5%, from $7.8 million for the three months ended March 31, 2013. The increase resulted primarily from an increase of $109,000 in materials and an increase of $127,000 in costs related to salaries expense. The increase also resulted from a decrease in reimbursement of expenses equal to $2.1 million in accordance with the terms and conditions of the Pfizer Agreement during the three months ended March 31, 2014 and from the Office of the Chief Scientist of the Israeli Ministry of Industry, Trade and Labor, compared to the total reimbursement of approximately $2.4 million during the three months ended March 31, 2013.

We expect research and development expenses for our various development programs to continue to be our primary expense.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $3.7 million for the three months ended March 31, 2014, an increase of $1.6 million, or 76%, from $2.1 million for the three months ended March 31, 2013. The increase resulted primarily from sales and marketing expenses of approximately $1.0 million, primarily in connection with sales in Brazil, and an increase of $564,000 in salaries expense.

Financial Expenses and Income

Financial expenses were $877,000 for the three months ended March 31, 2014 compared to financial income of $108,000 for the three months ended March 31, 2013. Financial expenses resulted primarily from interest expense of $887,000 for the 4.5% convertible note which was partially offset by financial income which resulted primarily from interest earned on short term deposits.

Liquidity and Capital Resources

Sources of Liquidity

As a result of our significant research and development expenditures which supersedes our product sales revenue, we have not been profitable and have generated operating losses since our inception with the exception of the quarter ended on June 30, 2012 due to the $25.0 million milestone payment we received from Pfizer in connection with FDA approval of taliglucerase alfa in that period. To date, we have funded our operations primarily with proceeds equal to $31.3 million from the sale of shares of convertible preferred and ordinary shares of Protalix Ltd., and an additional $14.1 million in connection with the exercise of warrants issued in connection with the sale of such shares, through December 31, 2008. In addition, on October 25, 2007, we generated gross proceeds of $50 million in connection with an underwritten public offering of our common stock and on each of March 23, 2011 and February 22, 2012, we generated gross proceeds of $22.0 million and $27.2 million, respectively, in connection with underwritten public offerings of our common stock

In addition to the foregoing, on September 18, 2013, we completed a private placement of $69.0 million in aggregate principal amount of 4.50% convertible notes due 2018, or the Notes, including $9.0 million aggregate principal amount of Notes related to the offering’s initial purchaser’s over-allotment option, which was exercised in full.

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

Cash Flows

Net cash used in operations was $8.3 million for the three months ended March 31, 2014. The net loss for the three months ended March 31, 2014 of $7.3 million was further increased by a decrease of $2.9 million in deferred revenues and a decrease of $450,000 in accounts payable, but was partially offset by a decrease of $1.4 million in inventories, share based compensation of $670,000, and $828,000 in depreciation. Net cash used in investing activities for the three months ended March 31, 2014 was $370,000 and consisted primarily of purchases of property and equipment.

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

Effects of Inflation and Currency Fluctuations

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation has had a material effect on our results of operations during the three months ended March 31, 2014 or the three months ended March 31, 2013.

Currency fluctuations could affect us through increased or decreased acquisition costs for certain goods and services. We do not believe currency fluctuations have had a material effect on our results of operations during the three months ended March 31, 2014 or the three months ended March 31, 2013.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of each of March 31, 2014 and March 31, 2013.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Currency Exchange Risk

The currency of the primary economic environment in which our operations are conducted is the U.S. dollar. We consider the currency of the primary economic environment to be the currency in which we generate revenues and expend cash. Most of our revenues are denominated in U.S. dollars, approximately 50% of our expenses and capital expenditures are incurred in U.S. dollars, and a significant source of our financing has been provided in U.S. dollars. Since the dollar is the functional currency, monetary items maintained in currencies other than the dollar are remeasured using the rate of exchange in effect at the balance sheet dates and non-monetary items are remeasured at historical exchange rates. Revenue and expense items are remeasured at the average rate of exchange in effect during the period in which they occur. Foreign currency translation gains or losses are recognized in the statement of operations.

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

	Three months ended March 31,		Year ended December 31,
	2014	2013	2013
Average rate for period	3.497	3.708	3.611
Rate at period end	3.487	3.648	3.471

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

Changes in internal controls

There were no changes to our internal controls over financial reporting (as defined in Rules 13a-15f and 15d-15f under the Exchange Act) that occurred during the quarter ended March 31, 2014 that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not involved in any material legal proceedings.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities during the three months ended March 31, 2014.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Date	Filed Herewith
3.1	Amended and Restated Articles of Incorporation of the Company	S-4	333-48677	3.4	March 26, 1998

3.2	Article of Amendment to Articles of Incorporation dated June 9, 2006	8-A	001-33357	3.2	March 9, 2007

3.3	Article of Amendment to Articles of Incorporation dated December 13, 2006	8-A	001-33357	3.3	March 9, 2007

3.4	Article of Amendment to Articles of Incorporation dated December 26, 2006	8-A	001-33357	3.4	March 9, 2007

3.5	Article of Amendment to Articles of Incorporation dated February 26, 2007	8-A	001-33357	3.5	March 9, 2007

3.6	Amended and Restated Bylaws of the Company	10-K	001-33357	3.6	February 28, 2013

10.1†	Amended and Restated Agreement between Protalix Ltd. and Comercio e Serviços Ltda. dated June 17, 2013					X

10.2†	Amendment dated June 18, 2013 to the Exclusive License and Supply Agreement between Pfizer Inc. and Protalix Ltd., dated as of November 30, 2009	X

10.3†	Technology Transfer and Supply Agreement made as of June 18, 2013 by and between Protalix Ltd. and Fundação Oswaldo Cruz	X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Certification of Chief Executive Officer	X

32.2	18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Certification of Chief Financial Officer	X

101.INS	XBRL INSTANCE FILE	X

101.SCH	XBRL SHEMA FILE	X

101.CAL	XBRL CALCULATION FILE	X

101.DEF	XBRL DEFINITION FILE	X

101.LAB	XBRL LABEL FILE	X

101.PRE	XBRL PRESENTATION FILE	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROTALIX BIOTHERAPEUTICS, INC.
(Registrant)

Date: May 8, 2014	By:	/s/ David Aviezer
David Aviezer, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2014	By:	/s/ Yossi Maimon
Yossi Maimon
Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)

