Form 10-Q
period 2014-06-30
Protalix BioTherapeutics, Inc.
filed 2014-08-07
CIK 1006281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

On August 1, 2014, approximately 93,664,898 shares of the Registrant’s common stock, $0.001 par value, were outstanding.

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

Examples of the risks and uncertainties include, but are not limited to, the following:

•	risks related to the commercialization efforts for taliglucerase alfa in the United States, Israel, Brazil, Canada, Australia and other countries;

•	the risk of significant delays in the commercial introduction of taliglucerase alfa in the United States, Brazil, Israel, Canada, Australia and other markets as planned;

•	risks related to the acceptance and use of taliglucerase alfa or any of our product candidates, if approved, by physicians, patients and third-party payors;

•	the supply of drug product pursuant to our supply arrangement with Fundação Oswaldo Cruz, or Fiocruz, an arm of the Brazilian Ministry of Health, or the Brazilian MOH;

•	risks relating to the compliance by Fiocruz with its purchase obligations under our supply and technology transfer agreement which may result in the termination of such agreement which may have a material adverse effect on our company;

•	the risk that we will not be able to develop a successful sales and marketing organization for taliglucerase alfa in Israel or for any other product candidate in a timely manner, if at all;

•	failure or delay in the commencement or completion of our preclinical studies and clinical trials which may be caused by several factors, including: unforeseen safety issues; determination of dosing issues; lack of effectiveness during clinical trials; slower than expected rates of patient recruitment; inability to monitor patients adequately during or after treatment; inability or unwillingness of medical investigators and institutional review boards to follow our clinical protocols; or lack of sufficient funding to finance our clinical trials;

•	the risk that the results of our clinical trials will not support the applicable claims of safety or efficacy, that our product candidates will not have the desired effects or include undesirable side effects or other unexpected characteristics;

•	our dependence on performance by third party providers of services and supplies, including without limitation, clinical trial services;

ii

•	delays in the approval or the potential rejection of any application filed with or submitted to the regulatory authorities reviewing taliglucerase alfa outside of the United States, Israel, Brazil, Canada, Australia and other countries in which taliglucerase alfa is already approved;

•	our ability to establish and maintain strategic license, collaboration and distribution arrangements, and to manage our relationships with Pfizer Inc., Fiocruz and any other collaborator, distributor or partner;

•	risks relating to our ability to finance our research programs, the expansion of our manufacturing capabilities and the ongoing costs in the case of delays in regulatory approvals for taliglucerase alfa outside of the United States, Israel, Brazil, Canada, Australia and other countries in which taliglucerase alfa is already approved;

•	delays in our preparation and filing of applications for regulatory approval of our other product candidates in the United States, the European Union and elsewhere;

•	our expectations with respect to the potential commercial value of our product and product candidates;

•	the risk that products that are competitive to our product candidates may be granted orphan drug status in certain territories and, therefore, will be subject to potential marketing and commercialization restrictions;

•	the impact of development of competing therapies and/or technologies by other companies;

•	any lack of progress of our research and development activities and our clinical activities with respect to any product candidate;

•	the inherent risks and uncertainties in developing the types of drug platforms and products we are developing;

•	potential product liability risks, and risks of securing adequate levels of product liability and clinical trial insurance coverage;

•	risks relating to our ability to make scheduled payments of the principal of, to pay interest on or to refinance our 2018 convertible notes, or any other indebtedness;

•	the possibility of infringing a third party’s patents or other intellectual property rights;

•	the uncertainty of obtaining patents covering our products and processes and in successfully enforcing our intellectual property rights against third parties;

•	risks relating to biosimilar legislation and/or healthcare reform in the United States or elsewhere; and

•	the possible disruption of our operations due to terrorist activities and armed conflict, including as a result of the disruption of the operations of regulatory authorities, our subsidiaries, our manufacturing facilities and our customers, suppliers, distributors, collaborative partners, licensees and clinical trial sites.

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

iii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

PROTALIX BIOTHERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. dollars in thousands)
(Unaudited)

	June 30, 2014	December 31, 2013

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$71,144	$86,398
Accounts receivable - Trade	2,097	2,091
Other assets	1,988	1,457
Inventories	7,135	7,957
Total current assets	82,364	97,903

FUNDS IN RESPECT OF EMPLOYEE RIGHTS UPON RETIREMENT	1,721	1,578
PROPERTY AND EQUIPMENT, NET	12,438	13,711
DEFERRED CHARGES	128	141
Total assets	$96,651	$113,333

LIABILITIES NET OF CAPITAL DEFICIENCY

CURRENT LIABILITIES:
Accounts payable and accruals:
Trade	$3,592	$5,254
Other	16,305	12,073
Deferred revenues	7,282	9,369
Total current liabilities	27,179	26,696

LONG TERM LIABILITIES:
Convertible notes	67,255	67,048
Deferred revenues	39,514	41,796
Liability in connection with collaboration operation		2,371
Liability for employee rights upon retirement	2,493	2,368
Total long term liabilities	109,262	113,583
Total liabilities	136,441	140,279

COMMITMENTS

CAPITAL DEFICIENCY	(39,790)	(26,946)
Total liabilities net of capital deficiency	$96,651	$113,333

The accompanying notes are an integral part of the condensed consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(U.S. dollars in thousands, except share data)
(Unaudited)

	Six Months Ended		Three Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
REVENUES	$9,121	$5,832	$2,425	$2,264
COMPANY’S SHARE IN COLLABORATION AGREEMENT	948	1,200	261	800
COST OF REVENUES	(5,678)	(2,289)	(1,605)	(1,318)
GROSS PROFIT	4,391	4,743	1,081	1,746
RESEARCH AND DEVELOPMENT EXPENSES (1)	(15,228)	(15,744)	(7,076)	(7,990)
Less – grants and reimbursements	4,199	3,963	2,114	1,532
RESEARCH AND DEVELOPMENT EXPENSES, NET	(11,029)	(11,781)	(4,962)	(6,458)
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (2)	(5,277)	(4,285)	(1,566)	(2,182)
OPERATING LOSS	(11,915)	(11,323)	(5,447)	(6,894)
FINANCIAL EXPENSES	(1,789)	(22)	(874)	(9)
FINANCIAL INCOME	240	187	202	66
FINANCIAL INCOME (EXPENSES) – NET	(1,549)	165	(672)	57
NET LOSS FOR THE PERIOD	$(13,464)	$(11,158)	$(6,119)	$(6,837)
NET LOSS PER SHARE OF COMMON STOCK - BASIC AND DILUTED:	$(0.15)	$(0.12)	$(0.07)	$(0.07)
WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK USED IN COMPUTING LOSS PER SHARE – BASIC AND DILUTED:	92,754,640	92,241,505	92,820,897	92,297,522
(1) Includes share-based compensation	591	1,589	163	719
(2) Includes share-based compensation	(14)	910	(256)	413

The accompanying notes are an integral part of the condensed consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN CAPITAL DEFICIENCY

(U.S. dollars in thousands, except share data)

(Unaudited)

			Additional
	Common	Common	paid–in	Accumulated
	Stock (1)	Stock	Capital	deficit	Total
	Number of shares	Amount

Balance at December 31, 2012	93,489,809	$93	$180,145	$(183,595)	$(3,357)
Changes during the six-month period ended June 30, 2013:
Share-based compensation related to stock options			645		645
Share-based compensation related to restricted stock award, net of forfeitures of 1,667 shares	(1,667)		1,854		1,854
Exercise of options granted to employees	21,480	1	29		30
Net loss for the period				(11,158)	(11,158)
Balance at June 30, 2013	93,509,622	$94	$182,673	$(194,753)	$(11,986)
Balance at December 31, 2013	93,551,098	$94	$184,345	$(211,385)	$(26,946)
Changes during the six-month period ended June 30, 2014:
Share-based compensation related to stock options			190		190
Share-based compensation related to restricted stock award			387		387
Exercise of options granted to employees (includes net exercise)	55,362	*	43		43
Net loss for the period				(13,464)	(13,464)
Balance at June 30, 2014	93,606,460	$94	$184,965	$(224,849)	$(39,790)

 * Represents amount less than thousand

(1)         Common Stock, $0.001 par value; Authorized – as of June 30, 2014 and 2013 - 150,000,000 shares.

The accompanying notes are an integral part of the condensed consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

(Unaudited)

	Six Months Ended
	June 30, 2014	June 30, 2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,464)	$(11,158)
Adjustments required to reconcile net loss to net cash used in operating activities:
Share based compensation	577	2,499
Depreciation and write down of fixed assets	1,628	1,818
Financial income, net (mainly exchange differences)	(133)	(120)
Changes in accrued liability for employee rights upon retirement	102	93
Gain on amounts funded in respect of employee rights upon retirement	(25)	(14)
Amortization of debt issuance costs and debt discount	220
Changes in operating assets and liabilities:
Decrease in deferred revenues (including non-current portion)	(4,369)	(4,207)
Increase in accounts receivable and other assets	(397)	(406)
Decrease (increase) in inventories	822	(3,152)
Increase (decrease) in accounts payable and accruals (including long term )	180	(3,048)
Net cash used in operating activities	$(14,859)	$(17,695)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	$(371)	$(1,341)
Investment in restricted deposit	(93)
Amounts funded in respect of employee rights upon retirement, net	(101)	(71)
Net cash used in investing activities	$(565)	$(1,412)
CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of options	$31	$30
Net cash provided by financing activities	$31	$30
EFFECT OF EXCHANGE RATE CHANGES ON CASH	$139	$168
NET DECREASE IN CASH AND CASH EQUIVALENTS	(15,254)	(18,909)
BALANCE OF CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	86,398	52,035
BALANCE OF CASH AND CASH EQUIVALENTS AT END OF PERIOD	$71,144	$33,126

The accompanying notes are an integral part of the condensed consolidated financial statements.

4

PROTALIX BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

(Unaudited)

(Continued) - 2

	Six Months Ended
	June 30, 2014	June 30, 2013

SUPPLEMENTARY INFORMATION ON INVESTING AND FINANCING ACTIVITIES NOT INVOLVING CASH FLOWS:
Purchase of property and equipment	$170	$304
Exercise of options granted to employees	$12

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

On May 1, 2012, the U.S. Food and Drug Administration (“FDA”) approved taliglucerase alfa for injection, the Company’s first approved drug product, as an enzyme replacement therapy (ERT) for the long-term treatment of adult patients with a confirmed diagnosis of type 1 Gaucher disease. Taliglucerase alfa is a proprietary, recombinant form of glucocerebrosidase (GCD) that the Company developed using ProCellEx. Taliglucerase alfa was also approved by the Israeli Ministry of Health (the “Israeli MOH”) in September 2012, by the Brazilian Ministry of Health (the “Brazilian MOH”) in March 2013 and by the applicable regulatory authorities of certain other countries, including Chile, Canada and Australia. Taliglucerase alfa is the first plant cell-based recombinant therapeutic protein approved by the FDA or any other major regulatory authority.

Taliglucerase alfa is being marketed in the United States under the brand name ELELYSO™ by Pfizer Inc. (“Pfizer”), the Company’s commercialization partner, as provided in the exclusive license and supply agreement by and between Protalix Ltd. and Pfizer (the “Pfizer Agreement”). The Company, through Protalix Ltd., markets ELELYSO in Israel, and in Brazil under the brand name UPLYSO™.

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

PROTALIX BIOTHERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (continued):

On June 18, 2013, Protalix Ltd. entered into a Supply and Technology Transfer Agreement (the “Brazil Agreement”) with Fundação Oswaldo Cruz (“Fiocruz”), an arm of the Brazilian MOH, for taliglucerase alfa. The brand name for taliglucerase alfa in Brazil is UPLYSO. The first term of the technology transfer is seven years and the agreement may be extended for an additional five-year term, as needed, to complete the technology transfer. The technology transfer is designed to be effected in four stages and is intended to transfer to Fiocruz the capacity and skills required for the Brazilian government to construct its own manufacturing facility, at its sole expense, and to produce a sustainable, high quality, and cost effective supply of taliglucerase alfa. Under the agreement, Fiocruz has committed to purchase at least approximately $40 million worth of taliglucerase alfa during the first two years of the agreement. In subsequent years, Fiocruz is required to purchase at least approximately $40 million worth of taliglucerase alfa per year. Additionally, Protalix Ltd. is not required to complete the final stage of the technology transfer until Fiocruz purchases at least approximately $280 million worth of taliglucerase alfa. The Brazil Agreement became effective during the first quarter of 2014.

During the six months ended June 30, 2014, the Company recorded revenues of approximately $3.5 million from the sale of products to Fiocruz.

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

In addition to the approvals from the FDA, the Israeli MOH and the Brazilian MOH, marketing approval has been granted to UPLYSO in Canada, Australia, Mexico, Chile, Uruguay and Albania. In addition, the Company is cooperating with Pfizer in its efforts to obtain marketing approval for taliglucerase alfa in additional countries and jurisdictions. Currently, marketing authorization applications have been filed in a number of countries.

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

PROTALIX BIOTHERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (continued):

In addition to the approval of taliglucerase alfa for marketing in the United States, Israel, Brazil and other countries, successful completion of the Company’s development programs and its transition to normal operations is dependent upon obtaining the foreign regulatory approvals required to sell its products internationally. A substantial amount of time may pass before the Company achieves a level of revenues adequate to support its operations, if at all, and the Company expects to incur substantial expenditures in connection with the regulatory approval process for each of its product candidates during their respective developmental periods.

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

Diluted LPS does not include 7,413,383 and 18,844,777 shares of Common Stock underlying outstanding options and restricted shares of Common Stock and shares issuable upon conversion of the convertible notes (issued in September 2013) for the six months ended June 30, 2013 and 2014, respectively, and 7,356,464 and 18,778,154 shares of Common Stock for the three months ended June 30, 2013 and 2014, respectively, because the effect would be anti-dilutive.

NOTE 2 - INVENTORIES

Inventory at June 30, 2014 and December 31, 2013 consisted of the following:

	June 30,	December 31,
	2014	2013
	(U.S. dollars in thousands)
Raw materials	$1,845	$2,342
Work in progress	133	92
Finished goods	5,157	5,523
Total inventory	$7,135	$7,957

PROTALIX BIOTHERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 - INVENTORIES (continued):

During the six months ended June 30, 2014, the Company recorded approximately $1.6 million for write-down of inventory under cost of revenues.

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

The fair value of the convertible notes as of June 30, 2014 is approximately $70.2 million based on a level 2 measurement.

NOTE 4 – STOCK TRANSACTIONS

During the six months ended June 30, 2014, the Company issued a total of 55,362 shares of Common Stock in connection with the exercise of a total of 56,122 by certain employees of the Company. The aggregate proceeds in connection with such exercises totaled approximately $43,000.

NOTE 5 – SUBSEQUENT EVENTS

On July 24, 2014, the Company’s Board of Directors approved the grant of a 10-year option to purchase 150,000 shares of Common Stock to its newly elected chairman of the Board of Directors with an exercise price of $3.37 per share. The options vest over a three-year period; the first 50,000 shares vest on the first anniversary of the grant date and the remaining shares vest in eight equal quarterly increments over the subsequent two year period, subject to certain terms and conditions. Vesting of the options will be accelerated in full upon a Corporate Transaction or a Change in Control, as those terms are defined in the Company’s 2006 Stock Incentive Plan. The Company estimated the fair value of the option on the date of grant using the Black-Scholes option-pricing model to be approximately $293,000.

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

Overview

We are a biopharmaceutical company focused on the development and commercialization of recombinant therapeutic proteins based on our proprietary ProCellEx® protein expression system, or ProCellEx. Using our ProCellEx system, we are developing a pipeline of proprietary, biobetter and biosimilar versions of recombinant therapeutic proteins, based on our plant cell-based expression technology, that primarily target large, established pharmaceutical markets and that rely upon known biological mechanisms of action. Our initial commercial focus has been on complex therapeutic proteins, including proteins for the treatment of genetic disorders, such as Gaucher disease and Fabry disease. We believe ProCellEx will enable us to develop proprietary recombinant proteins that are therapeutically equivalent or superior to existing recombinant proteins currently marketed for the same indications. Because we are primarily targeting biologically equivalent versions of highly active, well-tolerated and commercially successful therapeutic proteins, we believe our development process is associated with relatively less risk compared to other biopharmaceutical development processes for completely novel therapeutic proteins. We are now also applying the unique properties of our ProCellEx system for the oral delivery of therapeutic proteins, with the first two product candidates being glucocerebrosidase and antiTNF fusion protein, and we are performing research focused on the expression, and subsequently the oral delivery, of antibodies in plant cells.

On May 1, 2012, the U.S. Food and Drug Administration, or the FDA, approved for sale our first commercial product, taliglucerase alfa for injection, which is being marketed in the United States and Israel under the brand name ELELYSO, as an enzyme replacement therapy, or ERT, for the long-term treatment of adult patients with a confirmed diagnosis of type 1 Gaucher disease. Subsequently, taliglucerase alfa was approved by the Brazilian National Health Surveillance Agency (Agencia Nacional de Vigilancia Sanitaria, or ANVISA) in March 2013, by the Israeli Ministry of Health, or the Israeli MOH, in September 2012, by the Australian Therapeutic Goods Administration (TGA) in May 2014, by Health Canada in May 2014 and by the applicable regulatory authorities in Uruguay, Mexico and Chile. Taliglucerase alfa will be marketed under the name UPLYSO in Brazil and certain other Latin American countries. Taliglucerase alfa is our proprietary, recombinant form of glucocerebrosidase, or GCD, that is produced or expressed through ProCellEx. Taliglucerase alfa is the first plant cell-based recombinant therapeutic protein to be approved by the FDA or by the regulatory authorities with jurisdiction over any substantial market. Gaucher disease is a rare and serious lysosomal storage disorder with severe and debilitating symptoms. Gaucher patients suffer from mutations in or deficiencies of GCD, an enzyme that is naturally found in human cells.

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

In addition to naive and switch studies in adults which were successfully completed, we conducted a 12-month clinical trial of naïve and switchover pediatric patients, which was successfully completed in 2012. Based on the data from this study, an application for a supplement to the NDA for ELEYSO, allowing a pediatric use indication to be added to the product label, has recently been submitted by Pfizer to the FDA. The regulatory approvals in Australia and Canada in May 2014 are the first approvals which include pediatric indications. Patients in the extension trials are still being treated with taliglucerase alfa.

Currently, patients are being treated with taliglucerase alfa on a commercial basis in the United States, Brazil, Israel and Chile. In France, Gaucher patients are being treated with taliglucerase alfa through an Autorisation Temporaire d’Utilisation (ATU), or Temporary Authorization for Use, a regulatory mechanism used by the French Health Products and Safety Agency to make non-approved drugs available to patients in France when a genuine public health need exists. In addition taliglucerase alfa is currently being provided to Gaucher patients under special access agreements or named patient provisions in certain countries. Hundreds of patients, in the aggregate, have been treated with taliglucerase alfa.

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

(2) PRX-112, an orally administered glucocerebrosidase enzyme for the treatment of Gaucher patients utilizing oral delivery of the recombinant GCD enzyme produced and encapsulated within carrot cells, currently the subject of a phase IIa clinical trial treating 10 Gaucher patients for 28 days. Enrollment of required patients for this trial is ongoing and we expect to complete patient recruitment and report results during 2014.

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

(4) PRX-110, a proprietary plant cell recombinant human Deoxyribonuclease 1 under development for the treatment of cystic fibrosis, to be administered by inhalation. We held a pre-IND meeting with the FDA in 2012, and plan to file an IND with the FDA following the completion of toxicology studies around year end, 2014.

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

Results of Operations

Three months ended June 30, 2014 compared to the three months ended June 30, 2013

Revenues

We recorded revenues of $2.4 million during the three months ended June 30, 2014, an increase of approximately $161,000, or 7%, compared to revenues of $2.3 million for the three months ended June 30, 2013. Revenues for the three months ended June 30, 2014 included $1.5 million in Israel. Revenues also represent a pro rata amortization of the $65.0 million upfront and milestone payments of $1.1 million in each quarterly period.

Our share in the Collaboration Agreement

We recorded revenue of $261,000 as our share of net income from the collaboration under the Pfizer Agreement during the three months ended June 30, 2014, compared to $800,000 for the three months ended June 30, 2013. Our share in the collaboration agreement recorded during the three months ended June 30, 2014 represents our 40% share of the net income generated during the period, which was primarily the result of revenues generated by Pfizer in the United States which exceeded the expenses during such period. Under the terms and conditions of the Pfizer Agreement, we record income or loss equal to 40% of the profit or loss realized from sales of taliglucerase alfa and related expenses incurred based on reports we receive from Pfizer summarizing the results of the collaborative activities under the Pfizer Agreement for the applicable period.

Cost of Revenues

Cost of revenues was $1.6 million for the three months ended June 30, 2014 and $1.3 million for the three months ended June 30, 2013. Cost of revenues for the three months ended June 30, 2014 and June 30, 2013 consists mainly certain fixed costs relating to our manufacturing facility, including rent, depreciation, salary and maintenance expenses, and to a much lesser extent, the direct cost of products we sold in Israel and Brazil for which revenues were recognized during the period.

Research and Development Expenses, Net

Research and development expenses were $7.0 million for the three months ended June 30, 2014, a decrease of $914,000, or 11%, from $8.0 million for the three months ended June 30, 2013. The decrease resulted primarily from a decrease of $556,000 in the share based component of costs related to salaries expense. The decrease also resulted from an increase in grants equal to $1.3 million from the Office of the Chief Scientist of the Israeli Ministry of Industry, Trade and Labor compared to the total grants of approximately $568,000 during the three months ended June 30, 2013.

We expect research and development expenses for our various development programs to continue to be our primary expense.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $1.6 million for the three months ended June 30, 2014, a decrease of $616,000, or 28%, from $2.2 million for the three months ended June 30, 2013. The decrease resulted primarily from a decrease of approximately $669,000 in share-based compensation expenses primarily due to the expected departure of our chief executive officer during 2014.

Financial Expenses and Income

Financial expenses was $672,000 for the three months ended June 30, 2014, compared to financial income of $57,000 for the three months ended June 30, 2013. Financial expenses resulted primarily from interest expense of $776,000 for the 4.5% convertible note which was partially offset by financial income which resulted primarily from interest earned on short term deposits.

Six months ended June 30, 2014 compared to the six months ended June 30, 2013

Revenues

We recorded revenues of $9.1 million during the six months ended June 30, 2014, an increase of $3.3 million, or 56%, compared to revenues of $5.8 million for the six months ended June 30, 2013. Revenues for the six months ended June 30, 2014 include $3.5 million of products sold in Brazil, $2.5 million in Israel and $1.4 million in connection with products we delivered at cost to Pfizer under the Pfizer Agreement. Revenues also represent a pro rata amortization of the $65.0 million upfront and milestone payments of $1.1 million in each quarterly period.

Our share in the Collaboration Agreement

We recorded revenue of $948,000 as our share of net income from the collaboration under the Pfizer Agreement during the six months ended June 30, 2014, a decrease of $252,000, or 21%, compared to revenue of $1.2 million for the six months ended June 30, 2013. Our share in the collaboration agreement recorded during the six months ended June 30, 2014 represents our 40% share of the net income generated during the period, which was primarily the result of revenues generated by Pfizer in the United States which exceeded the expenses during such period. Under the terms and conditions of the Pfizer Agreement, we record income or loss equal to 40% of the profit or loss realized from sales of taliglucerase alfa and related expenses incurred based on reports we receive from Pfizer summarizing the results of the collaborative activities under the Pfizer Agreement for the applicable period.

Cost of Revenues

Cost of revenues was $5.7 million for the six months ended June 30, 2014, an increase of $3.4 million, or 148%, compared to cost of revenues of $2.3 million for the six months ended June 30, 2013. Cost of revenues for the six months ended June 30, 2014 consists of the costs of the $1.0 million of products we delivered at cost to Pfizer under the Pfizer Agreement, write-down of inventory of $1.6 million, and certain fixed costs relating to our manufacturing facility, including rent, depreciation, salary and maintenance expenses, and to a much lesser extent, the direct cost of products we sold in Israel and Brazil for which revenues were recognized during the period.

Research and Development Expenses, Net

Research and development expenses were $15.2 million for the six months ended June 30, 2014 and $15.7 million for the six months ended June 30, 2013.

We expect research and development expenses for our various development programs to continue to be our primary expense.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $5.3 million for the six months ended June 30, 2014, an increase of $992,000, or 23%, from $4.3 million for the six months ended June 30, 2013. The increase resulted primarily from sales and marketing expenses of approximately $1.3 million, primarily in connection with sales in Brazil, which was partially offset by a decrease of $106,000 in salaries expense.

Financial Expenses and Income

Financial expenses were $1.5 million for the six months ended June 30, 2014, compared to financial income of $165,000 for the six months ended June 30, 2013. Financial expenses resulted primarily from interest expense of $1.6 million for the 4.5% convertible note which was partially offset by financial income which resulted primarily from interest earned on short term deposits.

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

In November 2009, Pfizer paid Protalix Ltd. $60.0 million as an upfront payment in connection with the execution of the Pfizer Agreement and subsequently paid to Protalix Ltd. an additional $5.0 million upon Protalix Ltd.’s meeting a certain milestone. Protalix Ltd. also received a milestone payment of $25.0 in connection with the FDA’s approval of taliglucerase alfa in May 2012. Protalix Ltd. is also entitled to payments equal to 40% of the net profits earned by Pfizer on its global sales of taliglucerase alfa (except in Israel and Brazil). In calculating net profits there are certain agreed upon limits on the amounts that may be deducted from gross sales for certain expenses and costs of goods sold. Pfizer has also paid Protalix Ltd. $8.3 million in connection with the successful achievement of certain milestones under the Clinical Development Agreement between Pfizer and Protalix Ltd.

We believe that the funds currently available to us as are sufficient to satisfy our capital needs for the foreseeable future.

Cash Flows

Net cash used in operations was $14.9 million for the six months ended June 30, 2014. The net loss for the six months ended June 30, 2014 of $13.5 million was further increased by a decrease of $4.4 million in deferred revenues, but was partially offset by depreciation expense of $1.6 million and a decrease of $822,000 in inventories. Net cash used in investing activities for the six months ended June 30, 2014 was $565,000 and consisted primarily of purchases of property and equipment.

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

Effects of Inflation and Currency Fluctuations

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation has had a material effect on our results of operations during the six and three months ended June 30, 2014 or the six and three months ended June 30, 2013.

Currency fluctuations could affect us through increased or decreased acquisition costs for certain goods and services. We do not believe currency fluctuations have had a material effect on our results of operations during the six and three months ended June 30, 2014 or the six and three months ended June 30, 2013.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of each of June 30, 2014 and June 30, 2013.

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

A portion of our costs, including salaries, expenses and office expenses, are incurred in NIS. Inflation in Israel may have the effect of increasing the U.S. dollar cost of our operations in Israel. If the U.S. dollar declines in value in relation to the NIS, it will become more expensive for us to fund our operations in Israel. A revaluation of 1% of the NIS will affect our income before tax by less than 1%. The exchange rate of the U.S. dollar to the NIS, based on exchange rates published by the Bank of Israel, was as follows:

	Six months ended June 30,		Year ended December 31,
	2014	2013	2013
Average rate for period	3.481	3.667	3.611
Rate at period end	3.438	3.618	3.471

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

Changes in internal controls

There were no changes to our internal controls over financial reporting (as defined in Rules 13a-15f and 15d-15f under the Exchange Act) that occurred during the quarter ended June 30, 2014 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not involved in any material legal proceedings.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities during the three months ended June 30, 2014.

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

PROTALIX BIOTHERAPEUTICS, INC.
(Registrant)

Date: August 7, 2014	By:	/s/ David Aviezer
David Aviezer, Ph.D. President and Chief Executive Officer (Principal Executive Officer)

Date: August 7, 2014	By:	/s/ Yossi Maimon
Yossi Maimon Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)

