Form 10-Q
period 2014-09-30
Protalix BioTherapeutics, Inc.
filed 2014-11-10
CIK 1006281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

On November 1, 2014, approximately 93,672,564 shares of the Registrant’s common stock, $0.001 par value, were outstanding.

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

Examples of the risks and uncertainties include, but are not limited to, the following:

•	risks related to the commercialization efforts for taliglucerase alfa in the United States, Israel, Brazil, Canada, Australia and other countries;

•	risks related to the supply of drug product pursuant to our supply arrangement with Fundação Oswaldo Cruz, or Fiocruz, an arm of the Brazilian Ministry of Health, or the Brazilian MOH;

•	risks relating to the compliance by Fiocruz with its purchase obligations under our supply and technology transfer agreement which may result in the termination of such agreement which may have a material adverse effect on our company;

•	the risk of significant delays in the commercial introduction of taliglucerase alfa in the United States, Brazil, Israel, Canada, Australia and other markets as planned;

•	risks related to the acceptance and use of taliglucerase alfa or any of our product candidates, if approved, by physicians, patients and third-party payors;

•	the risk that we will not be able to develop a successful sales and marketing organization for taliglucerase alfa in Israel or for any other product candidate in a timely manner, if at all;

•	failure or delay in the commencement or completion of our preclinical studies and clinical trials which may be caused by several factors, including: unforeseen safety issues; determination of dosing issues; lack of effectiveness during clinical trials; slower than expected rates of patient recruitment; inability to monitor patients adequately during or after treatment; inability or unwillingness of medical investigators and institutional review boards to follow our clinical protocols; or lack of sufficient funding to finance our clinical trials;

•	the risk that the results of our clinical trials will not support the applicable claims of safety or efficacy, that our product candidates will not have the desired effects or include undesirable side effects or other unexpected characteristics;

•	our dependence on performance by third party providers of services and supplies, including without limitation, clinical trial services;

ii

•	delays in the approval or the potential rejection of any application filed with or submitted to the regulatory authorities reviewing taliglucerase alfa outside of the United States, Israel, Brazil, Canada, Australia and other countries in which taliglucerase alfa is already approved;

•	our ability to establish and maintain strategic license, collaboration and distribution arrangements, and to manage our relationships with Pfizer Inc., Fiocruz and any other collaborator, distributor or partner;

•	risks relating to our ability to make scheduled payments of the principal of, to pay interest on or to refinance our 2018 convertible notes, or any other indebtedness;

•	risks relating to our ability to finance our research programs, the expansion of our manufacturing capabilities and the ongoing costs in the case of delays in regulatory approvals for taliglucerase alfa outside of the United States, Israel, Brazil, Canada, Australia and other countries in which taliglucerase alfa is already approved;

•	delays in our preparation and filing of applications for regulatory approval of our other product candidates in the United States, the European Union and elsewhere;

•	our expectations with respect to the potential commercial value of our product and product candidates;

•	the risk that products that are competitive to our product candidates may be granted orphan drug status in certain territories and, therefore, will be subject to potential marketing and commercialization restrictions;

•	the impact of development of competing therapies and/or technologies by other companies;

•	any lack of progress of our research and development activities and our clinical activities with respect to any product candidate;

•	the inherent risks and uncertainties in developing the types of drug platforms and products we are developing;

•	potential product liability risks, and risks of securing adequate levels of product liability and clinical trial insurance coverage;

•	the possibility of infringing a third party’s patents or other intellectual property rights;

•	the uncertainty of obtaining patents covering our products and processes and in successfully enforcing our intellectual property rights against third parties;

•	risks relating to biosimilar legislation and/or healthcare reform in the United States or elsewhere; and

•	the possible disruption of our operations due to terrorist activities and armed conflict, including as a result of the disruption of the operations of regulatory authorities, our subsidiaries, our manufacturing facilities and our customers, suppliers, distributors, collaborative partners, licensees and clinical trial sites.

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

iii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

PROTALIX BIOTHERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. dollars in thousands)
(Unaudited)

	September 30, 2014	December 31, 2013

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$60,317	$86,398
Accounts receivable - Trade	1,992	2,091
Other assets	2,069	1,457
Inventories	6,830	7,957
Total current assets	71,208	97,903

FUNDS IN RESPECT OF EMPLOYEE RIGHTS UPON RETIREMENT	1,621	1,578
PROPERTY AND EQUIPMENT, NET	11,846	13,711
DEFERRED CHARGES	120	141
Total assets	$84,795	$113,333

LIABILITIES NET OF CAPITAL DEFICIENCY

CURRENT LIABILITIES:
Accounts payable and accruals:
Trade	$3,578	$5,254
Other	14,186	12,073
Deferred revenues	6,620	9,369
Total current liabilities	24,384	26,696

LONG TERM LIABILITIES:
Convertible notes	67,359	67,048
Deferred revenues	38,373	41,796
Liability in connection with collaboration operation	—	2,371
Liability for employee rights upon retirement	2,373	2,368
Total long term liabilities	108,105	113,583
Total liabilities	132,489	140,279

COMMITMENTS

CAPITAL DEFICIENCY	(47,694)	(26,946)
Total liabilities net of capital deficiency	$84,795	$113,333

The accompanying notes are an integral part of the condensed consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(U.S. dollars in thousands, except share data)
(Unaudited)

	Nine Months Ended		Three Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
REVENUES	$11,517	$8,116	$2,396	$2,284
COMPANY’S SHARE IN COLLABORATION AGREEMENT	2,259	2,275	1,311	1,075
COST OF REVENUES	(7,476)	(3,876)	(1,798)	(1,587)
GROSS PROFIT	6,300	6,515	1,909	1,772
RESEARCH AND DEVELOPMENT EXPENSES (1)	(23,280)	(23,467)	(8,052)	(7,723)
Less – grants and reimbursements	6,146	6,049	1,947	2,086
RESEARCH AND DEVELOPMENT EXPENSES, NET	(17,134)	(17,418)	(6,105)	(5,637)
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (2)	(7,289)	(6,065)	(2,012)	(1,780)
OPERATING LOSS	(18,123)	(16,968)	(6,208)	(5,645)
FINANCIAL EXPENSES	(3,490)	(153)	(1,851)	(131)
FINANCIAL INCOME	139	216	49	29
FINANCIAL INCOME (EXPENSES) – NET	(3,351)	63	(1,802)	(102)
NET LOSS FOR THE PERIOD	$(21,474)	$(16,905)	$(8,010)	$(5,747)
NET LOSS PER SHARE OF COMMON STOCK - BASIC AND DILUTED:	$(0.23)	$(0.18)	$(0.09)	$(0.06)
WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK USED IN COMPUTING LOSS PER SHARE – BASIC AND DILUTED:	92,828,851	92,307,170	92,971,572	92,433,502
(1) Includes share-based compensation	764	2,198	173	609
(2) Includes share-based compensation	(81)	1,255	(67)	345

The accompanying notes are an integral part of the condensed consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN CAPITAL DEFICIENCY

(U.S. dollars in thousands, except share data)

(Unaudited)

			Additional
	Common	Common	paid–in	Accumulated
	Stock (1)	Stock	capital	deficit	Total
	Number of shares	Amount

Balance at December 31, 2012	93,489,809	$93	$180,145	$(183,595)	$(3,357)
Changes during the nine-month period ended September 30, 2013:
Share-based compensation related to stock options			895		895
Share-based compensation related to restricted stock award, net of forfeitures of 1,667 shares	(1,667)		2,558		2,558
Exercise of options granted to employees	64,768	1	102		103
Net loss for the period				(16,905)	(16,905)
Balance at September 30, 2013	93,552,910	$94	$183,700	$(200,500)	$(16,706)
Balance at December 31, 2013	93,551,098	$94	$184,345	$(211,385)	$(26,946)
Changes during the nine-month period ended September 30, 2014:
Share-based compensation related to stock options			161		161
Share-based compensation related to restricted stock award, net of forfeitures of 1,834 shares	(1,834)		522		522
Exercise of options granted to employees (includes net exercise)	113,800	*	43		43
Net loss for the period				(21,474)	(21,474)
Balance at September 30, 2014	93,663,064	$94	$185,071	$(232,859)	$(47,694)

* Represents amount less than $1

(1)          Common Stock, $0.001 par value; Authorized – as of September 30, 2014 and 2013 - 150,000,000 shares.

The accompanying notes are an integral part of the condensed consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

(Unaudited)

	Nine Months Ended
	September 30, 2014	September 30, 2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(21,474)	$(16,905)
Adjustments required to reconcile net loss to net cash used in operating activities:
Share based compensation	683	3,453
Depreciation and write down of fixed assets	2,418	2,689
Financial expenses (income), net (mainly exchange differences)	869	(140)
Changes in accrued liability for employee rights upon retirement	149	145
Gain on amounts funded in respect of employee rights upon retirement	(25)	(26)
Amortization of debt issuance costs and debt discount	332	15
Changes in operating assets and liabilities:
Decrease in deferred revenues (including non-current portion)	(6,172)	(5,393)
Increase in accounts receivable and other assets	(578)	(798)
Decrease (increase) in inventories	1,127	(3,538)
Decrease in accounts payable and accruals (including long term )	(1,736)	(5,413)
Net cash used in operating activities	$(24,407)	$(25,911)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	$(617)	$(1,668)
Investment in restricted deposit	(93)	(42)
Amounts funded in respect of employee rights upon retirement, net	(122)	(121)
Net cash used in investing activities	$(832)	$(1,831)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of convertible notes	—	$66,930
Exercise of options	$43	$30
Net cash provided by financing activities	$43	$66,960
EFFECT OF EXCHANGE RATE CHANGES ON CASH	$(885)	$144
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(26,081)	39,362
BALANCE OF CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	86,398	52,035
BALANCE OF CASH AND CASH EQUIVALENTS AT END OF PERIOD	$60,317	$91,397

The accompanying notes are an integral part of the condensed consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

(Unaudited)

(Continued) - 2

	Nine Months Ended
	September 30, 2014	September 30, 2013
SUPPLEMENTARY INFORMATION ON INVESTING AND FINANCING ACTIVITIES NOT INVOLVING CASH FLOWS:
Purchase of property and equipment	$122	$187
Issuance cost related to convertible note offering not yet paid		$150
Exercise of options granted to employees		$73

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

In August 2014, the FDA approved taliglucerase alfa for injection for pediatric patients. Prior to this approval, taliglucerase alfa was approved for pediatric indications in Australia and Canada but in no other jurisdiction.

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

During the nine months ended September 30, 2014, the Company recorded revenues of approximately $3.5 million from the sale of products to Fiocruz.

In September 2014, CONITEC, the National Commission for Incorporation of Technologies in Brazil’s Unified Healthcare System, announced that it had decided to give a positive funding recommendation for taliglucerase alfa in the treatment of adult patients with types 1 and 3 Gaucher disease, and established that taliglucerase alfa will be the first choice for treatment for new adult Gaucher patients in Brazil. The Company anticipates that CONITEC’s resolution will be implemented around the end of 2014.

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

In addition to the approvals from the FDA, the Israeli MOH and the Brazilian MOH, marketing approval has been granted to ELELYSO in Canada, Australia, Mexico, Chile, Uruguay and Albania. In addition, the Company is cooperating with Pfizer in its efforts to obtain marketing approval for taliglucerase alfa in additional countries and jurisdictions. Currently, marketing authorization applications have been filed in a number of countries.

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

Diluted LPS does not include 7,879,601 and 18,781,572 shares of Common Stock underlying outstanding options and restricted shares of Common Stock and shares issuable upon conversion of the convertible notes (issued in September 2013) for the nine months ended September 30, 2013 and 2014, respectively, and 8,817,090 and 18,661,182 shares of Common Stock for the three months ended September 30, 2013 and 2014, respectively, because the effect would be anti-dilutive.

NOTE 2 - INVENTORIES

Inventory at September 30, 2014 and December 31, 2013 consisted of the following:

	September 30,	December 31,
	2014	2013
	(U.S. dollars in thousands)
Raw materials	$1,660	$2,342
Work in progress	0	92
Finished goods	5,170	5,523
Total inventory	$6,830	$7,957

PROTALIX BIOTHERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 - INVENTORIES (continued):

During the nine months ended September 30, 2014, the Company recorded approximately $1.6 million for write-down of inventory under cost of revenues.

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

The fair value of the financial instruments included in the working capital of the Company is usually identical or close to their carrying value.

The fair value of the convertible notes as of September 30, 2014 is approximately $59.4 million based on a level 2 measurement.

NOTE 4 – STOCK TRANSACTIONS

a.	During the nine months ended September 30, 2014, the Company issued a total of 113,800 shares of Common Stock in connection with the exercise of a total of 116,801 options by certain employees of the Company. The aggregate proceeds in connection with such exercises totaled approximately $43,000.

b.	On July 24, 2014, the Company’s Board of Directors approved, subject to certain terms and conditions, the grant of a 10-year option to purchase 150,000 shares of Common Stock to its newly elected chairman of the Board of Directors with an exercise price of $3.37 per share. The options vest over a three-year period; the first 50,000 shares vest on the first anniversary of the grant date and the remaining shares vest in eight equal quarterly increments over the subsequent two year period. Vesting of the options will be accelerated in full upon a Corporate Transaction or a Change in Control, as those terms are defined in the Company’s 2006 Stock Incentive Plan. The Company estimated the fair value of the option on the date of board approval using the Black-Scholes option-pricing model to be approximately $293,000.

c.	On September 28, 2014, the Company’s Board of Directors approved, subject to certain terms and conditions, the grant of a 10-year option to purchase 900,000 shares of Common Stock to its newly appointed President and Chief Executive Officer with an exercise price of $2.37 per share. The options vest over a four-year period in 16 equal quarterly increments. Vesting of the options will be accelerated in full upon a Corporate Transaction or a Change in Control, as those terms are defined in the Company’s 2006 Stock Incentive Plan. The Company estimated the fair value of the option on the date of board approval using the Black-Scholes option-pricing model to be approximately $1,236,490.

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

On May 1, 2012, the U.S. Food and Drug Administration, or the FDA, approved for sale our first commercial product, taliglucerase alfa for injection, which is being marketed in the United States and Israel under the brand name ELELYSO, as an enzyme replacement therapy, or ERT, for the long-term treatment of adult patients with a confirmed diagnosis of type 1 Gaucher disease. Subsequently, taliglucerase alfa was approved by the Brazilian National Health Surveillance Agency (Agencia Nacional de Vigilancia Sanitaria, or ANVISA) in March 2013, by the Israeli Ministry of Health, or the Israeli MOH, in September 2012, by the Australian Therapeutic Goods Administration (TGA) in May 2014, by Health Canada in May 2014 and by the applicable regulatory authorities in Uruguay, Mexico and Chile. Taliglucerase alfa is being marketed under the name UPLYSO in Brazil and certain other Latin American countries.

In August 2014, the FDA approved ELELYSO for injection for pediatric patients. Prior to this approval, ELEYSO was approved for pediatric indications in Australia and Canada but in no other jurisdictions. In September 2014, CONITEC, the National Commission for Incorporation of Technologies in Brazil’s Unified Healthcare System, announced that it had decided to give a positive funding recommendation for UPLYSO in the treatment of adult patients with types 1 and 3 Gaucher disease, and established that UPLYSO will be the first choice for treatment for new adult Gaucher patients in Brazil. We anticipate that CONITEC’s resolution will be implemented around the end of 2014.

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

In addition to naive and switch studies in adults which were successfully completed, we conducted a 12-month clinical trial of naïve and switchover pediatric patients, which was successfully completed in 2012. The application for our approved pediatric indication was based on the data from this study. Patients in the extension trials are still being treated with taliglucerase alfa.

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

In addition to taliglucerase alfa, we are developing an innovative product pipeline using our ProCellEx protein expression system. Our product pipeline currently includes, among other candidates:

(1) PRX-102, a therapeutic protein candidate for the treatment of Fabry disease, a rare, genetic lysosomal disorder in humans, currently in a phase I/II clinical trial. We expect to complete patient recruitment and report interim results around year end, and to report final results during 2015.

(2) PRX-112, an orally administered glucocerebrosidase enzyme for the treatment of Gaucher patients utilizing oral delivery of the recombinant GCD enzyme produced and encapsulated within carrot cells, currently the subject of a phase IIa clinical trial treating 10 Gaucher patients for 28 days. Enrollment of required patients for this trial has been completed and we expect to report results by the end of 2014.

(3) PRX-106, our oral antiTNF product candidate which is being developed as an orally-administered treatment for immune mediated disorders using plant cells as a natural capsule for the expressed protein. We are currently conducting preclinical studies on oral antiTNF for several attractive indications, and we expect to initiate a phase I clinical trial of oral anti TNF for the oral treatment of autoimmune diseases around year end.

(4) PRX-110, a proprietary plant cell recombinant human Deoxyribonuclease 1 under development for the treatment of cystic fibrosis, to be administered by inhalation. We have already held a pre-IND meeting with the FDA regarding this product candidate, and plan to file an IND with the FDA following the completion of toxicology studies around year end, 2014.

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

Results of Operations

Three months ended September 30, 2014 compared to the three months ended September 30, 2013

Revenues

We recorded revenues of $2.4 million during the three months ended September 30, 2014, an increase of approximately $112,000, or 5%, compared to revenues of $2.3 million for the three months ended September 30, 2013. Revenues for the three months ended September 30, 2014 included $1.3 million of sales of ELEYSO in Israel. Revenues also represent a pro rata amortization of the $65.0 million upfront and milestone payments of $1.1 million in each quarterly period.

Our share in the Collaboration Agreement

We recorded revenue of $1.3 million as our share of net income from the collaboration under the Pfizer Agreement during the three months ended September 30, 2014, compared to revenues of $1.1 million for the three months ended September 30, 2013. Our share in the collaboration agreement recorded during the three months ended September 30, 2014 represents our 40% share of the net income generated during the period, which was primarily the result of revenues generated by Pfizer in the United States which exceeded the expenses during such period. Under the terms and conditions of the Pfizer Agreement, we record income or loss equal to 40% of the profit or loss realized from sales of taliglucerase alfa and related expenses incurred based on reports we receive from Pfizer summarizing the results of the collaborative activities under the Pfizer Agreement for the applicable period.

Cost of Revenues

Cost of revenues was $1.8 million for the three months ended September 30, 2014, an increase of approximately $211,000, or 13%, compared to $1.6 million for the three months ended September 30, 2013. Cost of revenues for the three months ended September 30, 2014 and September 30, 2013 consists mainly certain fixed costs relating to our manufacturing facility, including rent, depreciation, salary and maintenance expenses, and to a much lesser extent, the direct cost of products we sold in Israel for which revenues were recognized during the period.

Research and Development Expenses, Net

Research and development expenses were $6.1 million for the three months ended September 30, 2014, an increase of $468,000, or 8%, from $5.6 million for the three months ended September 30, 2013. The increase resulted primarily from an increase of $1.2 million in expenses related to subcontractors and consultants in connection with preclinical and clinical activities, which was partially offset by a decrease of $399,000 in costs related to materials and a decrease in $181,000 in salaries expenses.

We expect research and development expenses for our various development programs to continue to be our primary expense.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $2.0 million for the three months ended September 30, 2014, an increase of $232,000, or 13%, from $1.8 million for the three months ended September 30, 2013. The increase resulted primarily from marketing expenses of approximately $539,000 which was partially offset by a decrease of approximately $385,000 in salaries expense.

Financial Expenses and Income

Financial expenses, net, was $1.8 million for the three months ended September 30, 2014, compared to financial expense of $102,000 for the three months ended September 30, 2013. Financial expenses resulted primarily from interest expense of 888,000 for the 4.5% convertible note and as a result of the devaluation of the New Israeli Shekel against the U.S. dollar during the period in the amount of $913,000, which was partially offset by financial income which resulted primarily from interest earned on short term deposits.

Nine months ended September 30, 2014 compared to the nine months ended September 30, 2013

Revenues

We recorded revenues of $11.5 million during the nine months ended September 30, 2014, an increase of $3.4 million, or 42%, compared to revenues of $8.1 million for the nine months ended September 30, 2013. Revenues for the nine months ended September 30, 2014 include $3.8 million of products sold in Israel, $3.5 million in Brazil and $1.4 million in connection with products we delivered at cost to Pfizer under the Pfizer Agreement. Revenues also represent a pro rata amortization of the $65.0 million upfront and milestone payments of $1.1 million in each quarterly period.

Our share in the Collaboration Agreement

We recorded revenue of $2.3 million as our share of net income from the collaboration under the Pfizer Agreement during the nine months ended September 30, 2014 and September 30, 2013. Our share in the collaboration agreement recorded during the nine months ended September 30, 2014 represents our 40% share of the net income generated during the period, which was primarily the result of revenues generated by Pfizer in the United States which exceeded the expenses during such period. Under the terms and conditions of the Pfizer Agreement, we record income or loss equal to 40% of the profit or loss realized from sales of taliglucerase alfa and related expenses incurred based on reports we receive from Pfizer summarizing the results of the collaborative activities under the Pfizer Agreement for the applicable period.

Cost of Revenues

Cost of revenues was $7.5 million for the nine months ended September 30, 2014, an increase of $3.6 million, or 93%, compared to cost of revenues of $3.8 million for the nine months ended September 30, 2013. Cost of revenues for the nine months ended September 30, 2014 consists of the costs of the $1.0 million of products we delivered at cost to Pfizer under the Pfizer Agreement, write-down of inventory of $1.6 million, and certain fixed costs relating to our manufacturing facility, including rent, depreciation, salary and maintenance expenses, and to a much lesser extent, the direct cost of products we sold in Israel and Brazil for which revenues were recognized during the period.

Research and Development Expenses, Net

Research and development expenses were $17.1 million for the nine months ended September 30, 2014 and $17.4 million for the nine months ended September 30, 2013.

We expect research and development expenses for our various development programs to continue to be our primary expense.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $7.3 million for the nine months ended September 30, 2014, an increase of $1.2 million, or 20%, from $6.1 million for the nine months ended September 30, 2013. The increase resulted primarily from sales and marketing expenses of approximately $1.8 million, primarily in connection with sales in Brazil, which was partially offset by a decrease of $491,000 in salaries expense.

Financial Expenses and Income

Financial expenses were $3.4 million for the nine months ended September 30, 2014, compared to financial income of $63,000 for the nine months ended September 30, 2013. Financial expenses resulted primarily from interest expense of $2.7 million for the 4.5% convertible note and from the devaluation of the New Israeli Shekel against the U.S. dollar in the amount of $800,000, which was partially offset by financial income which resulted primarily from interest earned on short term deposits.

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

Cash Flows

Net cash used in operations was $24.4 million for the nine months ended September 30, 2014. The net loss for the nine months ended September 30, 2014 of $21.5 million was further increased by a decrease of $6.2 million in deferred revenues, and a decrease of $1.7 million in accounts payable and accruals, but was partially offset by depreciation expense of $2.4 million and a decrease of $1.1 million in inventories. Net cash used in investing activities for the nine months ended September 30, 2014 was $832,000 and consisted primarily of purchases of property and equipment.

Net cash used in operations was $25.9 million for the nine months ended September 30, 2013. The net loss for the nine months ended September 30, 2013 of $16.9 million was further increased by a decrease of $5.4 million in deferred revenues, a decrease of $5.4 million in accounts payable and accruals and an increase of $3.5 million in inventories, but was partially offset by share based compensation of $3.5 million and $2.7 million in depreciation. Net cash used in investing activities for the nine months ended September 30, 2013 was $1.8 million and consisted primarily of purchases of property and equipment. Net cash provided by financing activities was $67.0 million, consisting primarily of net proceeds from our offering of 2018 4.5% convertible notes.

Future Funding Requirements

We expect to continue to incur significant expenditures in the near future. However, we anticipate that we will generate revenues to offset such losses as Pfizer’s commercialization efforts for taliglucerase alfa in the United States and as our commercialization efforts for taliglucerase alfa in Brazil and Israel progress, and as taliglucerase alfa is launched by Pfizer in other countries in which taliglucerase alfa was recently approved. We also anticipate that we will generate additional revenues after additional anticipated marketing approvals of taliglucerase alfa are granted in new countries. We expect to continue to incur significant research and development expenses, including expenses related primarily to the clinical trials of PRX-102 and oral glucocerebrosidase and the advancement of PRX-106 and our other product candidates into clinical trials.

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

We may need to finance our future cash needs through public or private equity offerings, debt financings, corporate collaboration, licensing arrangements or through other means. We currently do not have any commitments for future external funding. We may need to raise additional funds more quickly if one or more of our assumptions prove to be incorrect or if we choose to expand our product development efforts more rapidly than we presently anticipate. We may also decide to raise additional funds even before we need them if the conditions for raising capital are favorable. Any sale of additional equity or debt securities will likely result in dilution to our shareholders. The incurrence of indebtedness would result in increased fixed obligations and could also result in covenants that would restrict our operations. Additional equity or debt financing, grants or corporate collaboration and licensing arrangements may not be available on acceptable terms, if at all. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate our research and development programs, reduce our planned commercialization efforts or obtain funds through arrangements with collaborators or others that may require us to relinquish rights to certain product candidates that we might otherwise seek to develop or commercialize independently.

Effects of Inflation and Currency Fluctuations

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation has had a material effect on our results of operations during the nine and three months ended September 30, 2014 or the nine and three months ended September 30, 2013.

Currency fluctuations could affect us through increased or decreased acquisition costs for certain goods and services. We do not believe currency fluctuations have had a material effect on our results of operations during the nine and three months ended September 30, 2014 or the nine and three months ended September 30, 2013.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of each of September 30, 2014 and September 30, 2013.

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

	Nine months ended September 30,		Year ended December 31,
	2014	2013	2013
Average rate for period	3.491	3.639	3.611
Rate at period end	3.695	3.537	3.471

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

Changes in internal controls

There were no changes to our internal controls over financial reporting (as defined in Rules 13a-15f and 15d-15f under the Exchange Act) that occurred during the quarter ended September 30, 2014 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not involved in any material legal proceedings.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities during the three months ended September 30, 2014.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Date	Filed Herewith
3.1	Amended and Restated Articles of Incorporation of the Company	S-4	333-48677	3.4	March 26, 1998
3.2	Article of Amendment to Articles of Incorporation dated June 9, 2006	8-A	001-33357	3.2	March 9, 2007
3.3	Article of Amendment to Articles of Incorporation dated December 13, 2006	8-A	001-33357	3.3	March 9, 2007
3.4	Article of Amendment to Articles of Incorporation dated December 26, 2006	8-A	001-33357	3.4	March 9, 2007
3.5	Article of Amendment to Articles of Incorporation dated February 26, 2007	8-A	001-33357	3.5	March 9, 2007
3.6	Amended and Restated Bylaws of the Company	10-K	001-33357	3.6	February 28, 2013
10.1	Employment Agreement with Moshe Manor dated September 28, 2014	8-K	001-33357	10.1	September 29, 2014

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Certification of Chief Executive Officer	X

32.2	18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Certification of Chief Financial Officer	X

101.INS	XBRL INSTANCE FILE	X

101.SCH	XBRL SHEMA FILE	X

101.CAL	XBRL CALCULATION FILE	X

101.DEF	XBRL DEFINITION FILE	X

101.LAB	XBRL LABEL FILE	X

101.PRE	XBRL PRESENTATION FILE	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROTALIX BIOTHERAPEUTICS, INC.
(Registrant)
Date: November 10, 2014	By:	/s/ Moshe Manor
Moshe Manor President and Chief Executive Officer (Principal Executive Officer)

Date: November 10, 2014	By:	/s/ Yossi Maimon
Yossi Maimon Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)

