Form 10-K
period 2014-12-31
Protalix BioTherapeutics, Inc.
filed 2015-03-12
CIK 1006281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒

The aggregate market value of the voting common equity held by non-affiliates of the Registrant, as of June 30, 2014 was approximately $179 million (based upon a per share price equal to $3.65, the closing price for shares of the Registrant’s common stock reported by the NYSE MKT for such date). Shares of common stock held by each officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On March 1, 2015, approximately 93,603,819 shares of the Registrant’s common stock, par value $0.001 per share, were outstanding.

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

Examples of the risks and uncertainties include, but are not limited to, the following:

•	risks relating to the compliance by Fundação Oswaldo Cruz, or Fiocruz, an arm of the Brazilian Ministry of Health, or the Brazilian MOH, with its purchase obligations under our supply and technology transfer agreement which may result in the termination of such agreement which may have a material adverse effect on our company;

•	risks related to the commercialization efforts for taliglucerase alfa in the United States, Israel, Brazil, Canada, Australia and other countries;

•	risks related to the supply of drug product pursuant to our supply arrangement with Fiocruz;

•	the risk of significant delays in the commercial introduction of taliglucerase alfa in the United States, Brazil, Israel, Canada, Australia and other markets as planned;

•	risks related to the acceptance and use of taliglucerase alfa or any of our product candidates, if approved, by physicians, patients and third-party payors;

•	the risk that we will not be able to develop a successful sales and marketing organization for taliglucerase alfa in Israel, or for any other product candidate, in a timely manner, if at all;

•	failure or delay in the commencement or completion of our preclinical studies and clinical trials which may be caused by several factors, including: unforeseen safety issues; determination of dosing issues; lack of effectiveness during clinical trials; slower than expected rates of patient recruitment; inability to monitor patients adequately during or after treatment; inability or unwillingness of medical investigators and institutional review boards to follow our clinical protocols; or lack of sufficient funding to finance our clinical trials;

•	the risk that the results of our clinical trials will not support the applicable claims of safety or efficacy, that our product candidates will not have the desired effects or include undesirable side effects or other unexpected characteristics;

•	our dependence on performance by third party providers of services and supplies, including without limitation, clinical trial services;

•	delays in the approval or the potential rejection of any application filed with or submitted to the regulatory authorities reviewing taliglucerase alfa outside of the United States, Israel, Brazil, Canada, Australia and other countries in which taliglucerase alfa is already approved;

•	our ability to establish and maintain strategic license, collaboration and distribution arrangements, and to manage our relationships with Pfizer Inc., Fiocruz and any other collaborator, distributor or partner;

•	risks relating to our ability to make scheduled payments of the principal of, to pay interest on or to refinance our 2018 convertible notes, or any other indebtedness;

•	risks relating to our ability to finance our research programs, the expansion of our manufacturing capabilities and the ongoing costs in the case of delays in regulatory approvals for taliglucerase alfa outside of the United States, Israel, Brazil, Canada, Australia and other countries in which taliglucerase alfa is already approved;

•	delays in our preparation and filing of applications for regulatory approval of our other product candidates in the United States, the European Union and elsewhere;

•	our expectations with respect to the potential commercial value of our product and product candidates;

•	the risk that products that are competitive to our product candidates may be granted orphan drug status in certain territories and, therefore, will be subject to potential marketing and commercialization restrictions;

•	the impact of development of competing therapies and/or technologies by other companies;

•	any lack of progress of our research and development activities and our clinical activities with respect to any product candidate;

•	the inherent risks and uncertainties in developing the types of drug platforms and products we are developing;

•	potential product liability risks, and risks of securing adequate levels of product liability and clinical trial insurance coverage;

•	the possibility of infringing a third party’s patents or other intellectual property rights;

•	the uncertainty of obtaining patents covering our products and processes and in successfully enforcing our intellectual property rights against third parties;

•	risks relating to changes in healthcare laws, rule s and regulations in the United States or elsewhere; and

•	the possible disruption of our operations due to terrorist activities and armed conflict, including as a result of the disruption of the operations of regulatory authorities, our subsidiaries, our manufacturing facilities and our customers, suppliers, distributors, collaborative partners, licensees and clinical trial sites.

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

These forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. These and other risks and uncertainties are detailed under the heading “Risk Factors” in this Annual Report and are described from time to time in the reports we file with the U.S. Securities and Exchange Commission, or the Commission.

Item 1.  Business

We are a biopharmaceutical company focused on the development and commercialization of recombinant therapeutic proteins based on our proprietary ProCellEx® protein expression system, or ProCellEx. Using our ProCellEx system, we are developing a pipeline of proprietary, clinically superior versions of recombinant therapeutic proteins that primarily target large, established pharmaceutical markets and that in most cases rely upon known biological mechanisms of action. Our initial commercial focus has been on complex therapeutic proteins, including proteins for the treatment of genetic disorders, such as Gaucher disease and Fabry disease. With our experience, and having successfully developed ElelysoTM, our first drug product, we believe ProCellEx will enable us to develop additional proprietary recombinant proteins that are therapeutically superior to existing recombinant proteins currently marketed for the same indications. We are now also applying the unique properties of our ProCellEx system for the oral delivery of therapeutic proteins.

The following table summarizes our current product candidates and our current projections regarding their respective stages of clinical development.

On May 1, 2012, the U.S. Food and Drug Administration, or the FDA, approved for sale our first commercial product, taliglucerase alfa for injection, which is being marketed in the United States and Israel under the brand name Elelyso, as an enzyme replacement therapy, or ERT, for the long-term treatment of adult patients with a confirmed diagnosis of type 1 Gaucher disease. Subsequently, taliglucerase alfa was approved by the Brazilian National Health Surveillance Agency (Agencia Nacional de Vigilancia Sanitaria, or ANVISA) in March 2013, and by the Israeli Ministry of Health, or the Israeli MOH, in September 2012. It has also been approved by other regulatory agencies for other countries. Taliglucerase alfa is being marketed under the name UplysoTM in Brazil and certain other Latin American countries.

In August 2014, the FDA approved Elelyso for injection for pediatric patients and the Israeli MOH approved the pediatric indication in January 2015. Prior to the U.S. pediatric approval, Elelyso was approved for pediatric indications in Australia and Canada but in no other jurisdiction. In September 2014, CONITEC, the National Commission for Incorporation of Technologies in Brazil’s Unified Healthcare System, announced that it had decided to give a positive funding recommendation for Uplyso in the treatment of adult patients with types 1 and 3 Gaucher disease, and established that Uplyso will be the first choice for treatment for new adult Gaucher patients in Brazil.

Since May 2012, taliglucerase alfa has been marketed in the United States by Pfizer Inc., or Pfizer, our commercialization partner, as provided in the exclusive license and supply agreement by and between Protalix Ltd., our wholly-owned subsidiary, and Pfizer, which we refer to as the Pfizer Agreement. We granted Pfizer an exclusive, worldwide license to develop and commercialize taliglucerase alfa under the Pfizer Agreement, but we retained those rights in Israel, and later in Brazil. We have agreed to a specific allocation between Protalix Ltd. and Pfizer of the responsibilities for the continued development efforts for taliglucerase alfa outside of Israel and Brazil. Protalix Ltd. has been marketing taliglucerase alfa in Israel since 2013 and in Brazil since January 2014.

On June 18, 2013, we entered into a Supply and Technology Transfer Agreement, or the Brazil Agreement, with Fiocruz, for taliglucerase alfa. The agreement became effective in January 2014. The technology transfer is designed to be completed in four stages and is intended to transfer to Fiocruz the capacity and skills required for the Brazilian government to construct its own manufacturing facility, at its sole expense, and to produce a sustainable, high-quality, and cost-effective supply of taliglucerase alfa. The initial term of the technology transfer is seven years. Under the agreement, Fiocruz committed to purchase at least approximately $40 million worth of taliglucerase alfa during the first two years of the term. Since the agreement went into effect, we have recorded revenues of approximately $3.5 million for sales of taliglucerase alfa to Fiocruz in 2014 and, during the first quarter of 2015, we received a purchase order for approximately $5.7 million of taliglucerase alfa out of which we have delivered approximately $1.7 million of the product. In subsequent years, Fiocruz is required to purchase at least approximately $40 million worth of taliglucerase alfa per year. We are not required to complete the final stage of the technology transfer until Fiocruz purchases at least approximately $280 million worth of taliglucerase alfa.

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

In addition to taliglucerase alfa, we are developing an innovative product pipeline using our ProCellEx protein expression system. Our product pipeline currently includes, among other candidates:

(1) PRX-102, or alpha-GAL-A, a therapeutic protein candidate for the treatment of Fabry disease, a rare, genetic lysosomal disorder in humans, currently in an ongoing phase I/II clinical trial. We expect to report interim efficacy and safety results for the 1 mg/kg dose group of the trial during the third quarter of 2015 and to report final efficacy and safety results for the 0.2mg, 1 mg and 2mg/kg dose groups of the trial during the fourth quarter of 2015.

(2) PRX-106, our oral antiTNF product candidate which is being developed as an orally-delivered anti inflammatory treatment using plant cells as a natural capsule for the expressed protein. We expect to initiate a proof of concept efficacy study during 2015.

(3) PRX-110, a proprietary plant cell recombinant human Deoxyribonuclease 1, or DNase, under development for the treatment of cystic fibrosis, to be administered by inhalation. We expect to initiate a proof of concept efficacy study during 2015.

(4) PRX-112, an orally administered glucocerebrosidase enzyme for the treatment of Gaucher patients utilizing oral delivery of the recombinant GCD enzyme produced and encapsulated within carrot cells. PRX-102 has been the subject of successful proof of concept clinical trials, as described below, and we intend to focus our efforts on a new formulation of the treatment during 2015.

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

Our Strategy

In January 2015, we announced our newly implemented strategy for accelerated growth. The strategy centers around prioritizing existing and new pipeline candidates to focus on clinically superior products that offer a clear competitive advantage over existing treatments. The strategy was the culmination of two month of intensive review by our management of the company’s internal resources and of the markets in which we think we can operate. The following highlights the details of the strategic plan.

PRX-102 for the Treatment of Fabry disease. PRX-102 is designed to be an improved enzyme replacement therapy product for the treatment of Fabry disease given its potential for clinically superior outcomes and enhanced safety when compared to currently marketed enzyme replacement therapies. The product candidate remains a key focus for our company, and we intend to aggressively push PRX-102 through clinical development. Interim efficacy and safety data from our ongoing phase I/II trial are described in this Annual Report.

Oral Anti-TNF (PRX-106) Anti Inflammatory. Oral anti-TNF represents a novel mode of administering a recombinant anti-TNF protein. We plan to initiate clinical efficacy trials of Oral Anti-TNF during 2015. Upon reviewing the proof of concept (POC) data, expected in early 2016, we intend to collaborate with a well-suited partner for further development.

AIR DNase (PRX-110) for Cystic Fibrosis. AIR DNase has an actin inhibition resistance that is designed to improve lung function and lower the incidence of recurrent infections by enhancing the enzyme’s efficacy in patients sputa. The product candidate has demonstrated improved disease parameters in animal models and human sputum testing when compared to the currently marketed product. We plan to initiate clinical efficacy trials of AIR DNase for the treatment of Cystic Fibrosis (CF) during 2015. Upon reviewing the results of the trial, expected in early 2016, we intend to collaborate with a well-suited partner for further development.

Oral GCD (PRX-112) for Gaucher Disease. Oral GCD represents a novel mode of administrating taliglucerase alfa. The initial clinical data generated for this compound in pre-clinical and clinical trials is promising. In 2015, we intend to focus on improving the product candidate’s formulation and delivery in order to transform it into a commercially viable product.

Potential Pipeline Candidates. We aim to expand our pipeline by leveraging the advantages of our proprietary ProCellEx® protein expression technology. The focus is expected to be on biologics with improved clinical profiles than the currently marketed proteins for these indications. Biosimilars will not be a market on which we focus, and will only be considered in the case of proteins that are highly difficult to express or that represent opportunities for early market entry arising from the intellectual property advantages arising from ProCellEx.

Elelyso™ for Gaucher Disease. We anticipate continuing to increase market share in Israel. Additionally, our management intends to continue to work closely with Pfizer, our collaboration partner, and with the Brazilian government, to increase sales globally.

Industry Overview

Recombinant proteins have revolutionized the treatment of a variety of diseases and disorders. Recombinant proteins are forms of human proteins that are produced, or expressed, using a mammalian, plant, bacterial or yeast cell as a production engine. In the early 1970s, a number of key scientific breakthroughs, including, among others, the demonstration of genetic engineering and genetic sequencing techniques, as well as the synthesis of genes, led to the advancement of recombinant protein technology. As a result, the market for pharmaceutical therapeutics has undergone a transformation as recombinant proteins and other biologic products have become an increasingly significant portion of the global drug market and the focus of research worldwide. The IMS Institute for Healthcare Informatics reports that global biologic spending was $169 billion in 2012 and anticipated to reach $221 billion in 2017 (Report by the IMS Institute for Healthcare Informatics, Nov. 2013).

Mammalian cell-based systems are the current industry standard for expression of recombinant therapeutic glycoproteins (complex proteins that contain sugar residues), including catalytic enzymes and monoclonal antibodies. Mammalian cell-based systems were first introduced in the late 1980s and are currently used to produce many of the biotechnology industry’s largest and most successful therapeutic proteins, including Epogen®, Neupogen®, Cerezyme®, Rituxan®, Humira®, Enbrel®, Neulasta®, Remicade® and Herceptin®. Mammalian cell-based expression technology is based on the introduction of a human gene encoding for a specific therapeutic protein into the genome of a mammalian cell. The cells most often used in connection with mammalian cell-based protein expression are Chinese hamster ovary (CHO) cells.

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

We have successfully demonstrated the feasibility of our ProCellEx system through: the FDA’s approval of taliglucerase alfa; the clinical and preclinical studies we have performed to date, including the positive efficacy and safety data in our clinical trials for both Elelyso and PRX102 for the treatment of Fabry disease; preclinical results in well-known models in our enzyme for each of Fabry disease, DNase and antiTNF; and by expressing, on an exploratory, research scale, many additional complex therapeutic proteins belonging to different drug classes, such as enzymes, hormones, monoclonal antibodies, cytokines and vaccines. The therapeutic proteins we have expressed to date in research models have produced the intended composition and similar biological activity compared to their respective human-equivalent proteins. Moreover, several of such proteins demonstrated advantageous biological activity when compared to the biotherapeutics currently available in the market to treat the applicable disease or disorder. We believe that the FDA’s approval of taliglucerase alfa represents a strong proof-of-concept of our ProCellEx system and plant cell-based protein expression technology. We also believe that the significant benefits of our ProCellEx system, if further substantiated in clinical trials and in the successful commercialization of taliglucerase alfa and our other product candidates, have the potential to transform the industry standard for the development of complex therapeutic proteins.

We are also using our ProCellEx system to produce active recombinant proteins through oral administration of plant cells expressing biotherapeutic proteins. In such method, an enzyme is naturally encapsulated within carrot cells genetically engineered to express the targeted enzyme. Plant cells have the unique attribute of a cellulose cell wall which makes them resistant to enzyme degradation when passing through the digestive tract. The plant cell itself serves as a delivery vehicle, once released and absorbed, to transport the enzyme in active form to the bloodstream. With initial proof of concept now demonstrated, this would be the first time an enzyme will be administered orally rather than through intravenous therapy. To date we have completed successful preclinical animal studies for oral GCD and oral antiTNF, and in early clinical trials of oral GCD in Gaucher patients.

To date, our manufacturing facility, in which we utilize our ProCellEx system, was determined to be acceptable by each of the FDA, the European Medicines Agency, or the EMA, ANVISA, the Israeli MOH, the Australian Therapeutic Goods Administration, or the TGA, and Health Canada, after GMP inspections were performed as part of their respective reviews for marketing approval of taliglucerase alfa.

Competitive Advantages of Our ProCellEx Protein Expression System

We intend to continue to leverage the multiple unique advantages of our proprietary ProCellEx protein expression system, including our advanced genetic engineering technology and plant cell-based protein expression methods, to develop our pipeline. Significant advantages of ProCellEx over mammalian, bacterial, yeast and transgenic cell-based expression technologies, include the following:

Biologic Optimization. Our ProCellEx protein expression system has internal capabilities developed to improve the biologic dynamics of the expressed protein. For example, the proteins produced through our system have uniform glycosilation patterns and therefore do not require the lengthy and expensive post-expression modifications that are required for certain proteins produced by mammalian cell-based systems. Such post-expression modifications in mammalian cell-produced proteins are made in order to expose the terminal mannose sugar residues, which are structures on a protein that are key elements in allowing the expressed protein to bind to a target cell and subsequently be taken into the target cell for therapeutic benefit. In addition, these steps do not guarantee the exposure of all of the required terminal mannose sugar residues, resulting in potentially lower effective yields and inconsistency in potency from batch to batch. We believe this quality increases the potency and consistency of the expressed proteins, and thus, the effectiveness of the protein which presents an additional cost advantage of ProCellEx over competing protein expression methodologies.

Ability to Penetrate Certain Patent-Protected Markets. ProCellEx has the potential to provide workaround manufacturing that does not infringe the method-based patents or other intellectual property rights of third parties. Certain biotherapeutic proteins available for commercial sale are not protected by patents that cover the compound and are available for use in the public domain. Rather, the process of expressing the protein product in mammalian or bacterial cell systems is protected by method-based patents. Using our plant cell-based protein expression technology, we are able to express an equivalent protein without infringing upon these method-based patents. Moreover, we expect to enjoy method-based patent protection for the proteins we develop using our proprietary ProCellEx protein expression technology, although there can be no assurance that any such patents will be granted. In some cases, we may be able to obtain patent protection for the compositions of the proteins themselves. We have filed for U.S. and international composition of matter patents for taliglucerase alfa, PRX-102 and certain of our other product candidates.

Broad Range of Expression Capabilities. Our ProCellEx protein expression system is able to produce a broad array of complex glycosilated proteins, which are difficult to produce in other systems, such as bacterial and yeast cell-based systems, as well as CHO (Chinese Hamster Ovary) systems. We have successfully demonstrated the feasibility of our ProCellEx system by producing, on an exploratory, research scale, a variety of therapeutic proteins belonging to different classes of recombinant drugs, such as enzymes, hormones, monoclonal antibodies, cytokines and vaccines. We have demonstrated that the recombinant proteins we have expressed to date have the intended composition and correct biological activity of their human-equivalent protein, with several of such proteins demonstrating advantageous biological activity compared to the currently available biotherapeutics. In specific cases, we have been successful in expressing proteins that have not been successfully expressed in other production systems.

Significantly Lower Capital and Production Costs. Our ProCellEx system entails a lower cost of scale-up and of production. Plant cells grow rapidly under a variety of conditions and are not as sensitive as mammalian cells are to temperature, pH and oxygen levels. Our system, therefore, does not require the highly complex, expensive, stainless steel bioreactors typically used in mammalian cell-based production systems to maintain very specific temperature, pH and oxygen levels. Instead, we use simple polyethylene bioreactors that can be maintained at the room temperature of the clean-room in which they are placed. This system also reduces ongoing production and monitoring costs typically associated with mammalian cell-based expression technologies. Furthermore, while mammalian cell-based systems require very costly growth media at various stages of the production process to achieve target yields of proteins, plant cells require only simple and much less expensive solutions based on sugar, water and microelements at infrequent intervals to achieve target yields.

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

Potential ability to administer active therapeutic enzymes orally. We are using our ProCellEx system to produce active recombinant proteins through oral administration of plant cells expressing biotherapeutic proteins. Plant cells have the unique attribute of a cellulose cell wall which makes them resistant to enzyme degradation when passing through the digestive tract. The plant cell itself serves as a delivery vehicle, once released and absorbed, to transport the enzyme in active form to the bloodstream. If proven effective, this would be the first time an enzyme will be administered orally rather than through intravenous therapy. To date we have completed successful preclinical animal studies for oral GCD and oral anti TNF, and early clinical trials of oral GCD in Gaucher patients.

Elelyso, Our First Commercial Product

Elelyso (taliglucerase alfa), our first commercial product, is a plant cell expressed recombinant glucocerebrosidase enzyme (GCD) for the treatment of Gaucher disease. On May 1, 2012, the FDA approved Elelyso for injection as an enzyme replacement therapy (ERT) for the long-term treatment of adult patients with a confirmed diagnosis of type 1 Gaucher disease. It was subsequently approved by the Israeli MOH, ANVISA and the regulatory authorities of other countries. In August 2014, the FDA approved Elelyso for injection for pediatric patients and the Israeli MOH approved the pediatric indication in January 2015. Prior to the U.S. pediatric approval, Elelyso was approved for pediatric indications in Australia and Canada but in no other jurisdiction.

We believe that taliglucerase alfa has the potential to offer patients and healthcare payors an effective and cost efficient treatment of Gaucher disease compared to the currently available ERTs.

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

Current Treatments for Gaucher Disease

The standard of care for Gaucher disease is enzyme replacement therapy using recombinant GCD to replace the mutated or deficient natural GCD enzyme. It is estimated that there are approximately 12,000 people suffering from Gaucher disease worldwide, but only approximately 6,000 patients are undergoing treatment. Enzyme replacement therapy is a medical treatment in which recombinant enzymes are injected into patients in whom the enzyme is lacking or dysfunctional. Cerezyme and VPRIV®, enzyme replacement therapies commercialized by Genzyme Corporation (acquired by Sanofi), or Genzyme, and Shire plc, or Shire, respectively, are the only recombinant GCDs currently available on the market for the treatment of Gaucher disease. As enzyme replacement therapy does not cure the genetic disorder, but rather provides an external source for transfusion of the missing or mutated enzyme, Gaucher patients generally receive the treatment over their entire lifetime. According to public reports by Sanofi, consolidated sales of Cerezyme during the year ended December 31, 2014 were €715 million (or approximately $865 million), a growth of approximately 8% compared to the same period in 2013. Shire reported annual worldwide sales of VPRIV of approximately $367 million in 2014, a growth of 7% compared to VPRIV’s sales in 2013.

In addition, Cerdelga® (eliglustat) is a substrate reduction therapy for Gaucher disease marketed by Sanofi. Cerdelga was approved for marketing by the FDA in August 2014 and by the European Commission in January 2015.

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

Zavesca (miglustat), which is marketed by Actelion Ltd., or Actelion, is a small molecule drug for the treatment of Gaucher disease. Zavesca has been approved by the FDA for use in the United States as an oral treatment. However, it has many side effects and the FDA has approved it only for administration to those patients who cannot be treated through ERT, and, accordingly, have no other treatment alternative. As a result, Zavesca’s use has been limited with respect to treating Gaucher disease. However, Zavesca is also used to treat other rare disorders. Actelion has reported total sales of Zavesca of approximately CHF 103 million (approximately $104 million) in 2014, an increase of approximately 8% compared to sales in 2013.

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

Current Treatments for Fabry Disease

Currently there are two drugs available on the market to treat Fabry disease. Fabrazyme, marketed by Genzyme, is approved for the treatment of Fabry disease in the United States and the European Union. Sanofi reported €460 million (approximately $557 million) in worldwide sales of Fabrazyme in 2014, a growth of 23% compared to 2013. The other approved drug for the treatment of Fabry disease in the European Union is Replagal, which is marketed by Shire. Shire reported $500 million in sales of Replagal in 2014, an increase of 7% compared to 2013. According to public reports by Shire, during 2012 Shire withdrew its Biologics License Application (BLA) for Replagal with the FDA.

PRX-102 Development Program

In February 2015, we announced the completion of enrollment in our phase I/II clinical trial in adult Fabry patients. The phase I/II clinical trial is a worldwide, multi-center, open label, dose ranging study to evaluate the safety, tolerability, pharmacokinetics and exploratory efficacy parameters of PRX-102 in adult Fabry patients. There were 18 adult Fabry patients (11 male and 7 female) enrolled in the trial, each in one of three dosing groups, 0.2 mg/kg, 1mg/kg and 2mg/kg. Each patient receives intravenous infusions of PRX-102 every two weeks for 12 weeks, with a six-month efficacy follow up period. All patients that completed the trial have opted to continue to receive PRX-102 in an open-label extension trial.

In January and February 2015, we announced positive interim efficacy and safety data from the study. PRX-102 demonstrated meaningful clinical benefits across the following key disease parameters already in the low dose of 0.2 mg/kg:

•	Major reduction in Gb3 in Renal Peritubular Capillaries;
•	Significant improvement in all pain parameters;
•	Stabilization of cardiac and kidney function with favorable trends; and

•	Low level of antibody formation.

The interim efficacy analysis includes six patients enrolled in the 0.2mg/kg dose group at six months of treatment (for Gb3 in renal peritubular capillaries n=5). The interim safety analysis includes 12 patients; six patients enrolled in the 0.2mg/kg dose group and six patients enrolled in the 1mg/kg dose group.

Based on an analysis of kidney biopsies with randomized blinded scoring, PRX-102 demonstrated a major reduction from baseline in renal peritubular capillary Gb3 using both the quantitative Barisoni Lipid Inclusion Scoring System (BLISS) and the semi quantitative method. Using the BLISS method, a reduction in the rate of 82.2% for males, 65.4% for females and 75.5% for males and females combined were observed. Absolute change from baseline was -4.5, -1.2 and -3.2, respectively. Applying the semi quantitative scoring method, commonly used by approved enzyme replacement therapies, PRX-102 demonstrated a reduction of 69.6% in abnormal capillary score.

Using the well-accepted Brief Pain Inventory scale, a 100% reduction in pain at its worst, a 60.0% reduction in mean severity, and 78.8% reduction on mean interference (which includes walking, working, sleeping, enjoyment of life and others) were observed. In addition to a 100% reduction in worst pain, all patients also reported a 100% reduction in mean interference, with the exception of one patient who experienced a 33.3% reduction. See Figure 1.

Figure 1. Improvement in Brief Pain Inventory (BPI)

Pain Intensity (Severity)

- Pain at its Worst
- Mean Severity: Worst, Least, Average, Now

Impact on functioning (Interference)

- Mean Interference: Walking, Work, Mood, Enjoyment of life, Relations with others, Sleep

Mean Score
Mean Score (±SE)
6.0
5.0
4.0
3.0
2.0
1.0
0.0
3.7
0
2.5
1
3.3
0.7
BL
6M
WORST PAIN
MEAN SEVERITY
MEAN INTERFERENCE

Worst Pain
10
8
6
4
2
0
BL
6M
01F101
51F102
12F103
04F104
17F105
15F106

Mean Severity
8
6
4
2
0
BL
6M
01F101
51F102
12F103
04F104
17F105
15F106

Mean Interference
10
8
6
4
2
0
BL
6M
01F101
51F102
12F103
04F104
17F105
15F106

Reductions of plasma Lyso-Gb3 and plasma Gb3 concentrations were also observed. Females (n=2) demonstrated a -2.4 ng/mL mean change in Lyso-Gb3 and a -0.4 µg/mL mean change in plasma Gb3. Males (n=4) demonstrated a -96.2 ng/mL and a -1.3 µg/mL change, respectively. All patients demonstrated a reduction in absolute Lyso-Gb3 concentration and all patients demonstrated a reduction in Gb3 except for one patient. See Figure 2.

Figure 2. Semi Quantitative Method

A meaningful reduction in the total score of Mainz Severity Score Index (MSSI), which looks at general, neurological, cardiovascular and renal parameters, was also demonstrated, with a reduction in all parameters included in MSSI.

The leading causes for death of Fabry patients include cardiovascular disease and renal failures. All patients that participated in the trial exhibited stable cardiac and kidney function, with favorable trends after only six months, as measured by left ventricular mass (LVM), left ventricular mass index (LVMI), ejection fraction (EF), estimated glomerular filtration rate (eGFR) and urine protein. See Figures 3 and 4.

Figure 3. Stability of Cardiac Parameters by MRI

Mean LVM, LVMI and EF
98
94.4
55.1
52.7
55.1
55.8
BL
6M
BL
6M
BL
6M
LVM (gr)
LVMI (gr/m2)
EF (%)

LVM
gr
140
120
100
80
60
40
BL
6M
01F101
51F102
12F103
04F104
17F105
15F106

LVMI
gr/m2
80
70
60
50
40
30
20
BL
6M
01F101
51F102
12F103
04F104
17F105
15F106

EF
%
80
70
60
50
40
30
BL
6M
01F101
51F102
12F103
04F104
17F105
15F106

Normal ranges (MRI)	Male	Female
LVM (g)	85-181	66-115
LVMI (g/m2)	46-84	37-67
EF (%)	55-74	54-74

Figure 4. Stable Kidney Functions

The safety analysis for adverse events represents a total of 6.7 patient years. PRX-102 was well tolerated, with the majority of events being mild and moderate. Only one of the 12 patients evaluated for safety experienced hypersensitivity and discontinued per protocol.  For this patient, anti PRX-102 IgG was negative and anti PRX-102 IgE was positive at baseline.

Six patients receiving the 0.2mg/kg dose and two patients receiving the 1m/kg dose were evaluated for antibody formation. Of these eight patients, only two patients, or 33% of the 0.2 mg/kg dose cohort, developed antibodies. All adverse events experienced by these patients were deemed by the investigators to be unrelated to PRX-102.

PRX-102 has a significantly longer circulatory half-life (T½) of approximately 60 hours, and a substantially higher area under the curve (AUC) of approximately 70,000 ng/mL*hour for the 0.2mg/kg dose, when compared to currently marketed enzyme replacement therapies. These enhanced pharmacokinetic benefits are believed to be the result of the chemical modifications made to PRX-102, including cross-linking and covalent bonding to make the enzyme a more stable homo-dimer. See Figures 5 and 6.

Figure 5. Improved Pharmacokinetics	Figure 6. Area under the Curve (AUC)

We expect to report interim results from the 1mg/kg cohort in the third quarter of 2015, and full top-line results from all dosing cohorts in the fourth quarter of 2015. We intend to request an end of phase II meeting with the FDA in the fourth quarter of 2015, and anticipate initiating a phase III pivotal trial in early 2016.

PRX-106; Oral antiTNF as an Anti Inflammatory

Our oral antiTNF product candidate is a recombinant antiTNF (Tumor, Necrosis Factor) protein that we are expressing through ProCellEx. AntiTNF drugs represent the biggest category of biological drugs in the world today with combined sales of over $20 billion a year.

Oral antiTNF is a plant cell-expressed form of the fused protein that is naturally encapsulated within carrot cells genetically engineered to express the enzyme. Plant cells have the unique attribute of a cellulose cell wall which makes them resistant to enzyme degradation when passing through the digestive tract. The plant cell itself serves as a delivery vehicle, once released and absorbed, to transport the enzyme in active form to the bloodstream. If proven effective, our experimental oral antiTNF would be the first protein to be administered orally rather than through injectable therapy. We believe that our oral delivery mechanism could be applied to additional proteins and has the potential to change the method of protein administration in certain indications.

We are currently developing oral antiTNF an orally-administered anti inflammatory using plant cells as a natural capsule for the expressed protein. In preclinical studies, oral PRX-106 alleviated immune-mediated hepatitis and reduced interferon gamma levels in a concanavalin A (ConA) inflammatory mouse model. Additionally, oral administration of PRX-106 alleviated immune mediated colitis in a well-established mouse model, promoting serum levels of anti-inflammatory IL-10 and regulatory T-cells.

pr-antiTNF is a plant cell-expressed recombinant fusion protein made from the binding domain of the human TNF receptor (TNFR), fused to the Fc component of a human antibody domain. It has an identical amino acid sequence to Enbrel and our in vitro and preclinical animal studies have demonstrated that pr-antiTNF exhibits similar or better activity to Enbrel. See Figure 7.

Figure 7. IBD Animal Model

We are now conducting additional preclinical studies on oral antiTNF for several attractive indications, and we plan to initiate clinical efficacy trials of oral anti TNF during 2015. Upon reviewing the proof of concept (POC) data, expected in early 2016, we intend to collaborate with a well-suited partner for further development.

PRX-110; AIR DNase for the Treatment of Cystic Fibrosis

PRX-110, or AIR DNase, is our plant cell recombinant form of human deoxyribonuclease I (DNase I) that we are developing for the treatment of Cystic Fibrosis, to be administered by inhalation. DNase I cleaves extracellular DNA and thins the thick mucus that accumulates in the lungs of Cystic Fibrosis patients. Currently, Pulmozyme® is the only DNase I commercially available, with annual sales of approximately $626 million in sales for 2014, according to public reports by F. Hoffman-La Roche Ltd.

In vitro studies with PRX-110 demonstrated improved enzyme kinetics, less sensitivity to inhibition by actin and improved ex vivo efficacy when compared to Pulmozyme. Preclinical studies of PRX-110 administered by inhalation showed substantial enzymatic activity in lungs.

AIR DNase has an actin inhibition resistance that is designed to improve lung function and lower the incidence of recurrent infections by enhancing the enzyme’s efficacy in patients’ sputa. The product candidate has demonstrated improved disease parameters in animal and human models sputum testing when compared to the currently marketed product. See Figure 8.

Figure 8. Rheology Data Analysis in in human sputum samples

We plan to initiate clinical efficacy trials of AIR DNase for the treatment of Cystic Fibrosis during 2015. Upon reviewing the results of the trial, expected in early 2016, we intend to collaborate with a well-suited partner for further development.

PRX-112; Orally Administered GCD for the Treatment of Gaucher Disease

We are developing PRX-112, an orally-delivered glucocerebrosidase (GCD) enzyme for the enzyme replacement therapy treatment of Gaucher disease. In 2015, our focus with respect to oral GCD, will be on improving oral GCD’s formulation and delivery in order to transform the product candidate into a commercially viable product.

Oral GCD Development Program

In February 2015, the last Gaucher patient was treated in our phase IIa clinical trial of oral GCD. The phase IIa clinical trial was a 28-day open-label, sequential dose escalation study to evaluate the safety of PRX-112, and study the dose dependent pharmacokinetics of PRX-112 in naïve adult Gaucher patients. The primary objective of the trial was to measure the safety of oral GCD in Gaucher patients. Additional objectives included an evaluation of oral GCD’s pharmacokinetic profile and exploratory endpoints. The trial covered 17 naïve adult Gaucher patients. Subjects receive once daily oral administrations of PRX-112 for five consecutive days at each dose, with a two-day washout period between doses.

An initial analysis of the results demonstrates that oral GCD was well tolerated. No patient discontinued the study prematurely, there were no drug-related serious adverse events (SAE) reported and no treatment-induced antibodies were detected in any of the patients participating in the trial. Four patients experienced adverse reactions, all of which were transient in nature, mild and moderate and the patients that experienced the adverse reactions recovered without further events. Active GCD enzyme was detected in the blood circulation of 10 out of the 17 participants in the trial. In addition, elevated platelet levels were observed in 10 out of the 17 participants in the trial.

We intend to focus our efforts on a new formulation of the treatment during 2015 in order to prepare a viable solution for further clinical development.

Phase I Trial Data

We completed a phase I clinical trial of oral GCD, which was an exploratory, open label study to evaluate the safety and pharmacokinetics of oral GCD in Gaucher patients. Patients received re-suspended lyophilized carrot cells in a single oral administration during the first segment of the trial and three consecutive daily administrations during the second segment of the trial. The primary objective of the trial was to measure the safety of oral GCD in Gaucher patients. Additional objectives included an evaluation of oral GCD’s pharmacokinetic profile and exploratory endpoints. The results demonstrate that oral GCD was well tolerated across all three doses tested. No patient discontinued the study prematurely, there were no drug related serious adverse events (SAE) reported and no treatment-induced antibodies were detected in any of the patients participating in the trial. All adverse reactions were transient in nature, mild and moderate and the patients that experienced the adverse reactions recovered without further events. One patient experienced nausea related to treatment and two patients experienced mild dizziness and dizziness, which was possibly related to treatment.

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

Commercialization Agreement for taliglucerase alfa

On November 30, 2009, Protalix Ltd. and Pfizer entered into the Pfizer Agreement pursuant to which Pfizer was granted an exclusive, worldwide license to develop and commercialize taliglucerase alfa. Under the terms and conditions of the Pfizer Agreement, Protalix Ltd. retained the right to commercialize taliglucerase alfa in Israel and Brazil. In connection with the execution of the Pfizer Agreement, Pfizer made an upfront payment to Protalix Ltd. of $60.0 million in connection with the execution of the agreement and subsequently paid Protalix Ltd. an additional $30.0 million milestone payment. In addition to the milestone payments, Protalix Ltd. is eligible to payments equal to 40% of the net profits earned by Pfizer on sales of taliglucerase alfa (or share 40% of the net loss). In calculating the net profits, there are certain agreed upon limits on the amounts that may be deducted from gross sales for certain expenses and costs of goods sold. Protalix Ltd. retained the manufacturing rights to taliglucerase alfa, and Pfizer and Protalix Ltd. agreed to a specific allocation of the responsibilities for the continued development efforts for taliglucerase alfa prior to its approval. Protalix Ltd. will manufacture all of the taliglucerase alfa needed for all purposes under the agreement and Pfizer will purchase the taliglucerase alfa from Protalix Ltd., subject to certain terms and conditions. The Pfizer Agreement also provides for reimbursement by Pfizer of certain costs to be incurred by Protalix Ltd.

We will be subject to a withholding tax on the U.S. revenue source portion of the payments made to us for our share of Pfizer’s in net profits under the Pfizer Agreement. Currently, the withholding tax rate is 15%.

Technology Transfer Agreement with Fiocruz

We entered into the Brazil Agreement with Fiocruz in June 2013, which became effective in January 2014. The technology transfer is designed to be completed in four stages and is intended to transfer to Fiocruz the capacity and skills required for the Brazilian government to construct its own manufacturing facility, at its sole expense, and to produce a sustainable, high-quality, and cost-effective supply of taliglucerase alfa. The initial term of the technology transfer is seven years. Under the agreement, Fiocruz committed to purchase at least approximately $40 million worth of taliglucerase alfa during the first two years of the term. Since the agreement went into effect, we have recorded revenues of approximately $3.5 million for sales of taliglucerase alfa to Fiocruz in 2014 and, during the first quarter of 2015, we received a purchase order for approximately $5.7 million of taliglucerase alfa out of which we have delivered approximately $1.7 million of the product. In subsequent years, Fiocruz is required to purchase at least approximately $40 million worth of taliglucerase alfa per year. We are not required to complete the final stage of the technology transfer until Fiocruz purchases at least approximately $280 million worth of taliglucerase alfa. If Fiocruz fails to comply with certain of its purchase commitments under the agreement, we may terminate the agreement, and all of our rights to the technology will be returned.

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

Intellectual Property

We maintain a proactive intellectual property strategy which includes patent filings in multiple jurisdictions, including the United States and other commercially significant markets. As of December 31, 2014, we hold, or have license rights to 64 patents and 95 pending patent applications with respect to various compositions, methods of production and methods of use relating to our ProCellEx protein expression system and our proprietary product pipeline. As of December 31, 2014, we hold, with a third party, one joint patent and one joint patent application, and licensed rights to two patents.

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

As of December 31, 2014, our patent portfolio consists of several patent families (consisting of patents and/or patent applications) covering our technology, protein expression methodologies and system and product candidates, as follows:

•	With respect to our ProCellEx protein expression system, we have been issued 19 patents in the United States, Australia, the European Union, Israel, Canada, the Czech Republic, Hungary, Japan, Poland, Mexico, Hong Kong, India and Korea, and hold three pending patent applications. Among other things, the patents cover the methods that we use for culturing and harvesting plant cells and/or tissues in consecutive cycles. Of the issued patents in this family, 13 are expected to expire in 2017 and six are expected to expire in 2025.

•	With respect to our ProCellEx protein expression system, we hold four issued patents and 13 patent applications relating to the large scale production of proteins in cultured plant cells. The issued patents and any patents to issue in the future based on pending patent applications in this patent family are expected to expire in 2028.

•	We hold a patent family containing 23 issued patents in India, South Africa, Russian Federation, Australia, China, the United States, Ukraine, Singapore, Japan, Europe, Hong Kong, Mexico, Korea Canada, Brazil and Israel and 13 patent applications relating to the production of recombinant glycosylated lysosomal proteins in our plant culture platform, including taliglucerase alfa, and uses of these proteins and cells containing these proteins for the treatment of lysosomal disorders. The issued patents and any patents to issue in the future based on pending patent applications in this patent family are expected to expire in 2024.

•	We hold a patent family containing four granted patents relating to a system and method for production of antibodies in a plant cell culture, and antibodies produced in such a system. The issued patents in this patent family are expected to expire in 2025.

•	We hold a patent family containing four issued patents in South Africa, Australia and Singapore, and seven pending patent applications relating to a new method for delivering active recombinant proteins systemically through oral administration of transgenic plant cells. The issued patents and any patents to issue in the future based on patent applications in this patent family are expected to expire in 2026.

•	We hold a patent family containing three granted patents in the United States, South Africa and Australia, and five pending patent applications relating to saccharide containing protein conjugates. The issued patents and any patents to issue in the future based on the patent applications in this patent family are expected to expire in 2028.

•	We hold a patent family containing 11 pending patent application relating to Nucleic Acid construct for expression of alpha-galactosidase enzyme in plants and plant cells. The patents to issue in the future based on the patent applications in this patent family, if at all, are expected to expire in 2031.

•	We hold a patent family containing three granted patents in Europe, New Zealand and South Africa and 16 pending patent applications relating to multimeric protein structures of α-galactosidase and to uses thereof in treating Fabry disease. The issued patents and any patents to issue in the future based on the patent applications in this patent family are expected to expire in 2031.

•	We hold a patent family containing two pending patent applications relating to therapeutic proteins with stabilized quaternary structure. The patents to issue in the future based on the patent applications in this patent family, if at all, are expected to expire in 2031.

•	We hold a patent family containing one granted patent in Europe and two pending patent applications relating to multimeric protein structures of glucocerebrosidase and to uses thereof in treating Gaucher disease. The issued patent and any patent applications to issue in the future based on the patent applications in this patent family, if at all, are expected to expire in 2031.

•	We hold three patent families containing eight pending applications relating to plant recombinant human DNase I and uses in therapy. The patents to issue in the future based on these patent applications, if at all, are expected to expire in 2033.

•	We hold two PCTs and patent applications relating to plant recombinant TNF alpha inhibitor polypeptides. The patents to issue in the future based on these patent applications, if at all, are expected to expire in 2034.

•	Our patent portfolio includes a patent that we co-own that covers human glycoprotein hormone and chain splice variants, including isolated nucleic acids encoding these variants. More specifically, this patent covers a new splice variant of human FSH. This patent was issued in the United States and is expected to expire in 2024.

•	With respect to taliglucerase alfa, we have licensed the rights to two patents from Virginia Tech Intellectual Properties, Inc., or Virginia Tech, that are expected to expire in 2016.

•	We co-own a PCT that covers use of plant cells expressing a TNF alpha polypeptide inhibitor in therapy.

•	We hold two patent families relating to oral delivery of plant cells comprising recombinant glucocerebrosidase for the treatment of Gaucher disease. The patents to issue in the future based on patent application in this patent family, if at all, are expected to expire in 2033 and 2035.

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

In April 2005, Protalix Ltd. entered into a license agreement with Icon Genetics AG, or Icon, pursuant to which we received an exclusive worldwide license to develop, test, use and commercialize Icon’s technology to express certain proteins in our ProCellEx protein expression system. Under the terms of the agreement, we are also entitled to a non-exclusive worldwide license to make and have made other proteins expressed by using Icon’s technology in our technology. As consideration for the license, we are obligated to make royalty payments equal to varying low, single-digit percentages of net sales of products by us, our affiliates, or any sublicensees under the agreement. In addition, we are obligated to make milestone payments equal to $350,000, in the aggregate, for each product developed under the license, upon the achievement of certain milestones.

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

Manufacturing

We are obligated to manufacture all of the taliglucerase alfa drug product needed under the Pfizer Agreement, subject to certain terms and conditions. Our drug product candidates, including taliglucerase alfa, must be manufactured in a sterile environment and in compliance with cGMPs set by the FDA and other relevant foreign regulatory authorities. We use our current facility, which has approximately 20,000 sq/ft of clean rooms built according to industry standards, to develop, process and manufacture taliglucerase alfa and other recombinant proteins. We intend to use our current manufacturing space to produce all of the taliglucerase alfa we need in the near future, included the taliglucerase alfa to be purchased by Pfizer. In addition, we intend to use our manufacturing space to produce all of the drug substance needed in connection with the clinical trials for our product candidates. Current capacity of our facility can serve all of our current and expected commercial and clinical needs, and may be sufficient to serve our production needs for the commercialization of PRX-102.

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

Raw Materials and Suppliers

We believe that the raw materials that we require throughout the manufacturing process of Elelyso and our current and potential drug product candidates are widely available from numerous suppliers and are generally considered to be generic industrial biological supplies. We rely on a single approved supplier for certain materials relating to the current expression of our proprietary biotherapeutic proteins through ProCellEx. We have identified additional suppliers for most of the materials required for the production of our product candidates.

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

We specifically face competition from companies with approved treatments of Gaucher disease. In addition to Elelyso, there are two other ERTs for the treatment of Gaucher disease; Cerezyme which is marketed by Genzyme (acquired by Sanofi) and VPRIV, which is marketed by Shire. To a much lesser extent, we also compete with Actelion. In addition, Sanofi has commercialized Cerdelga, a substrate reduction therapy for Gaucher disease. Cerdelga was approved for marketing by the FDA in August 2014 and by the European Commission in January 2015.

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

We also face competition from companies that are developing other platforms for the expression of recombinant therapeutic pharmaceuticals. We are aware of companies that are developing alternative technologies to develop and produce therapeutic proteins in anticipation of the expiration of certain patent claims covering marketed proteins. Competitors developing alternative expression technologies include Crucell N.V. (which was acquired by Johnson & Johnson during 2010), Shire and GlycoFi, Inc. (which was acquired by Merck & Co. Inc.). Other companies are developing alternate plant-based technologies, include, among others, iBio, Inc., Medicago Inc., and Greenovation Biotech GmbH, none of which are cell-based. Rather, such companies base their product development on transgenic plants or whole plants.

Several biogeneric companies are pursuing the opportunity to develop and commercialize follow-on versions of other currently marketed biologic products, including growth factors, hormones, enzymes, cytokines and monoclonal antibodies, which are areas that interest us. These companies include, among others, Novartis AG/Sandoz Pharmaceuticals, BioGeneriX AG, Stada Arzneimittel AG, BioPartners GmbH and Teva Pharmaceutical Industries Ltd. or Teva. See “Risk Factors—Developments by competitors may render our products or technologies obsolete or non-competitive which would have a material adverse effect on our business, results of operations and financial condition.”

Scientific Advisory Board

We have reorganized our scientific advisory board by establishing a core team of advisors. The scientific advisory board may invite additional experts to attend meetings on a case-by-case basis. Members of our scientific advisory board consult with our management within their professional areas of expertise; exchange strategic and business development ideas with our management; attend scientific, medical and business meetings with our management, such as meetings with the FDA and comparable foreign regulatory authorities, meetings with strategic or potential strategic partners and other meetings relevant to their areas of expertise; and attend meetings of our scientific advisory board. We expect our scientific advisory board to convene at least twice annually, and we frequently consult with the individual members of our scientific advisory board. Our scientific advisory board currently includes the following people:

Name	Affiliation
Roger D. Kornberg, Ph.D. (Chairman)

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

Alexander Levitzki, Ph.D.

Wolfson Family Professor of Biochemistry in the Department of Biological Chemistry of The Alexander Silberman Institute of Life Sciences, Hebrew University of Jerusalem

American Association for Cancer Research, 2013 Award for Outstanding Achievement in Chemistry in Cancer Research

1990 Israel Prize in Biochemistry

1990 Rothschild Prize in Biology

2002 Hamilton-Fairley Award, European Society of Medical Oncology

2005 Wolf Prize for Medicine

2012 Nauta Award in Pharmacochemistry, The European Federation of Medicinal Chemistry (EFMC) (the highest award from the European Federation for Medicinal Chemistry)

Richard Lerner, M.D.

Institute Professor and the Lita Annenberg Hazen Professor of Immunochemistry at the Skaggs Institute for Chemical Biology of The Scripps Research Institute

1978 Parke-Davis Award

1990 The San Marino Prize

1995 Wolf Prize in Chemistry

1996 California Scientist of the Year Award

2002 University of California Presidential Medal

Member, Royal Swedish Academy of Sciences

Member, United States National Academy of Sciences

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

After completion of clinical trials of a new drug product, FDA and foreign regulatory authority marketing approval must be obtained. Assuming that the clinical data support the product’s safety and effectiveness for its intended use, a new drug application, or NDA, is submitted to the FDA for review. Generally, it takes one to three years to obtain approval. If questions arise during the FDA review process, approval may take a significantly longer period of time. The testing and approval processes require substantial time and effort and approval on a timely basis, if at all, or the approval that we receive may be for a narrower indication than we had originally sought, potentially undermining the commercial viability of the product. Even if regulatory approvals are obtained, approved products are subject to continual review and holders of an approved product are required, for example, to report certain adverse reactions and production problems, if any, to the FDA, and to comply with certain requirements concerning advertising and promotional labeling for the product. Also, quality control and manufacturing procedures relating to a product must continue to conform to cGMP after approval, and the FDA periodically inspects manufacturing facilities to assess compliance with cGMP. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to comply with cGMP and other aspects of regulatory compliance. The later discovery of previously unknown problems or failure to comply with the applicable regulatory requirements with respect to any product may result in restrictions on the marketing of the product or withdrawal of the product from the market as well as possible civil or criminal sanctions. See also “—International Regulation.”

Under the Orphan Drug Act of 1983, the FDA may grant orphan drug designation to drugs and biological products intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States. The FDA grants orphan drug designation to drugs that may provide a significant therapeutic advantage over existing treatments and target conditions affecting 200,000 or fewer U.S. patients per year. Orphan drug designation does not convey any advantage in or shorten the duration of the regulatory review and approval process. Among the other benefits of orphan drug designation are possible funding and tax savings to support clinical trials and for other financial incentives and a waiver of the marketing application user fee and most likely priority review. If a significant therapeutic advantage over existing treatments is shown in the marketing application, the FDA may grant orphan drug approval and provide a seven-year period of marketing exclusivity.

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

General Corporate Tax Structure in Israel

The income of Protalix Ltd., other than income from “Approved Enterprises,” is taxed in Israel at the regular rates which were 25% in 2012 and 2013 and 26.5% for 2014 and thereafter.

Capital gains on the sale of assets are subject to capital gain tax according to the corporate tax rate in effect for the year of selling the assets.

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

Encouragement of Industrial Research and Development Law, 1984

To date, Protalix Ltd. has received grants from the OCS for the financing of a portion of its research and development expenditures in Israel. As of December 31, 2014, the OCS approved grants in respect of Protalix Ltd.’s continuing operations totaling approximately $36.8 million, measured from inception. Protalix Ltd. is required to repay up to 100% of grants actually received (plus interest at the LIBOR rate applied to the grants received on or after January 1, 1999) to the OCS through payments of royalties at a rate of 3% to 6% of the revenues generated from an OCS-funded project, depending on the period in which revenues were generated. As of December 31, 2014, Protalix Ltd. either paid or accrued royalties payable of $5.6 million and Protalix Ltd.’s contingent liability to the OCS with respect to grants received was approximately $30.0 million.

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

Employees

As of December 31, 2014, we had 234 employees, of whom 32 have a Ph.D. or an M.D.in their respective scientific fields. We believe that our relations with these employees are good. We believe that our success will greatly depend on our ability to identify, attract and retain capable employees. The Israeli Ministry of Labor and Welfare is authorized to make certain industry-wide collective bargaining agreements, or Expansion Orders, that apply to types of industries or employees including ours. These agreements affect matters such as cost of living adjustments to salaries, length of working hours and week, recuperation, travel expenses, and pension rights. Otherwise, our employees are not represented by a labor union or represented under a collective bargaining agreement. See “Risk Factors—We depend upon key employees and consultants in a competitive market for skilled personnel. If we are unable to attract and retain key personnel, it could adversely affect our ability to develop and market our products.”

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

To date, we have not generated significant revenues from product sales and only minimal revenues from research and development services and other fees, other than the milestone payments we have received in connection with our license and supply agreement with Pfizer. For the years ended December 31, 2014, 2013 and 2012, we had net losses of $29.9 million, $27.8 million and $11.6 million, respectively, primarily as a result of expenses incurred through a combination of research and development activities and expenses supporting those activities, which includes share-based compensation expense. Drug development and commercialization is very capital intensive. Our lead product was first approved for marketing by the FDA in May 2012, by the Israeli MOH in September 2012 and, subsequently, in certain other countries. We fund all of our operations and capital expenditures from the revenues we generate from sales of taliglucerase alfa supplemented with our cash on hand, other licensing fees and grants and the net proceeds of any equity or debt offerings. Based on our current plans and capital resources, we believe that our cash and cash equivalents will be sufficient to enable us to meet our planned operating needs for at least 12 months. However, changes may occur that could consume our existing capital at a faster rate than projected, including, among others, the cost and timing of regulatory approvals, changes in the progress of our research and development efforts and the costs of protecting our intellectual property rights.

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

Taliglucerase alfa has been approved for marketing in the United States, Israel, Brazil and other territories. Otherwise, we have no other products approved for marketing. As we have invested a significant portion of our efforts and financial resources in the development of taliglucerase alfa, our ability to generate product revenue depends heavily on the successful commercialization of taliglucerase alfa. Under the Pfizer Agreement, Pfizer holds an exclusive worldwide license to develop and commercialize taliglucerase alfa, except in Israel and Brazil. Sales of taliglucerase alfa worldwide (except Israel and Brazil) are dependent upon Pfizer’s sales and marketing efforts, which we do not control and may not be able to effectively influence, and on the actions and decisions of foreign regulatory authorities. Upon the approval of taliglucerase alfa in additional markets, if at all, Pfizer may experience delays in, or be unable to achieve, the commercial introduction of taliglucerase alfa in those markets, which would have a material adverse effect on our business, results of operations and financial condition.

Our future revenues under our collaboration with Pfizer from Pfizer’s sales of taliglucerase alfa will depend on a number of factors, including:

•	the number of Gaucher patients who will be treated with taliglucerase alfa;
•	the willingness of Gaucher patients to switch from other ERTs to taliglucerase alfa;
•	competition from Cerezyme, VPRIV and Cerdelga, and other current or future approved treatments of Gaucher disease;
•	Pfizer’s efforts under the Pfizer Agreement and the effectiveness of Pfizer’s commercial strategy and its execution of that strategy, including its pricing strategy and the effectiveness of its efforts to obtain adequate third-party reimbursements;
30

•	obtaining marketing approvals and reimbursement from additional regulatory authorities;
•	a continued acceptable safety and efficacy profile of our product candidates following approval;
•	the successful audit of our facilities by additional regulatory authorities;
•	maintaining the cGMP compliance of our manufacturing facility or establishing manufacturing arrangements with third parties; and

•	the capacity of physicians and health care providers to provide treatment to Gaucher patients.

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

Uplyso was first approved for marketing in Brazil in March 2013. Under our Supply and Technology Transfer Agreement with Fiocruz, we are not required to complete the final stage of the technology transfer for the production of Uplyso until Fiocruz purchases at least approximately $280 million worth of Uplyso. However, we do not control and may not be able to effectively influence Fiocruz’s ability to distribute Uplyso in Brazil. With respect to the first required purchase amount, we have recorded revenues of approximately $3.5 million for sales of Uplyso to Fiocruz in 2014 and, during the first quarter of 2015, we received a purchase order for approximately $5.7 million of Uplyso out of which we have delivered approximately $1.7 million of the product. If Fiocruz fails to comply with the purchase requirements of the Supply and Technology Transfer Agreement, we may terminate the agreement and market Uplyso in Brazil on our own or through Pfizer. Any failure by Fiocruz to comply with the purchase requirements of the Supply and Technology Transfer Agreement, or any other material breach by Fiocruz of the agreement, may have a material adverse effect on our business, results of operations and financial condition.

We cannot accurately predict the amount of revenues we will generate under our Supply and Technology Transfer with Fiocruz in future periods, if any. Any failure by Fiocruz to distribute Uplyso in Brazil, or the experience of significant delays in doing so, may have a material adverse effect on our business, results of operations and financial condition.

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

While we do sell directly taliglucerase alfa in Israel and Brazil and we intend to build a sales force to market other product candidates at least in certain regions if approved, we do not anticipate having the resources in the foreseeable future to develop global sales and marketing capabilities for all of the products we develop. We may pursue arrangements regarding the sales and marketing and distribution of one or more of our product candidates, such as our current license and supply agreement with Pfizer for taliglucerase alfa, and our future revenues may depend, in part, on our ability to enter into and maintain arrangements with other companies having sales, marketing and distribution capabilities and the ability of such companies to successfully market and sell any such products. Any failure to enter into such arrangements and marketing alliances on favorable terms, if at all, could delay or impair our ability to commercialize our product candidates and could increase our costs of commercialization. Any use of distribution arrangements and marketing alliances to commercialize our product candidates will subject us to a number of risks, including the following:

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

We have invested a significant portion of our efforts and financial resources in the development of taliglucerase alfa. Our ability to generate product revenue, depends heavily on the successful development and commercialization of taliglucerase alfa. Pfizer holds an exclusive worldwide license to develop and commercialize taliglucerase alfa, except in Israel and Brazil. The successful commercialization of taliglucerase alfa will depend on several factors, including the following:

•	obtaining marketing approvals and reimbursement from additional regulatory authorities;
•	the successful audit of our facilities by additional regulatory authorities;
35

•	maintaining the cGMP compliance of our manufacturing facility or establishing manufacturing arrangements with third parties;
•	Pfizer’s efforts under the Pfizer Agreement;
•	Fiocruz’s activities in Brazil;
•	Fiocruz’s purchasing the minimum quantities under the Technology Transfer Agreement;
•	our marketing efforts in Israel;
•	a continued acceptable safety and efficacy profile of taliglucerase alfa;
•	the availability of reimbursement to patients from healthcare payors for taliglucerase alfa; and
•	other risks described in these Risk Factors.

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

Some of the diseases or disorders that our drug candidates are intended to treat are relatively rare and we expect only a subset of the patients with these diseases to be eligible for our clinical trials. Our clinical trials generally mandate that a patient cannot be involved in another clinical trial for the same indication. Therefore, subjects that participate in ongoing clinical trials for products that are competitive with our drug candidates are not available for our clinical trials. An inability to enroll a sufficient number of patients for any of our current or future clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether, which will have a material adverse effect on our business, results of operations and financial condition.

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

We specifically face competition from companies with approved treatments of Gaucher disease. In addition to Elelyso, there are two other ERTs for the treatment of Gaucher disease; Cerezyme and VPRIV. To a much lesser extent, we also compete with Actelion. In addition, Cerdelga, Genzyme’s orally-delivered small molecule drug for the treatment of Gaucher disease, was approved in 2014.

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

We are highly dependent upon the principal members of our management team, especially our President and Chief Executive Officer, Moshe Manor, as well as the Chairman of our Board of Directors, Shlomo Yanai, our other directors, our scientific advisory board members, consultants and collaborating scientists. Many of these people have been involved with us for many years and have played integral roles in our progress, and we believe that they will continue to provide value to us. A loss of any of these personnel may have a material adverse effect on aspects of our business, clinical development and regulatory programs. We have employment agreements with Moshe Manor and our other executive officers that may be terminated by us or the applicable officer at any time with varying notice periods of 60 to 90 days. Although these employment agreements generally include non-competition covenants, the applicable noncompetition provisions can be difficult and costly to monitor and enforce. The loss of any of these persons’ services may adversely affect our ability to develop and market our products and obtain necessary regulatory approvals. Further, we do not maintain key-man life insurance.

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

Our net operating loss carryforwards, or “NOLs”, as of December 31, 2014, are equal to approximately $138.8 million, of which approximately $17 million may be restricted under Section 382 of the Internal Revenue Code of 1986, as amended, or the “Code.” Section 382 of the Code imposes limitations on a corporation’s ability to utilize NOLs to offset taxable income if the corporation experiences an “ownership change.” In general terms, an “ownership change” may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50% over a three-year period. In the event that an ownership change has occurred, or were to occur, utilization of our NOLs would be subject to an annual limitation under Section 382, which is generally the fair market value of the pre-change entity multiplied by the long-term tax exempt rate, which is published monthly by the Internal Revenue Service.

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

Both before and after approval of our drug candidates, we, our drug candidates, our suppliers, our contract manufacturers and our contract testing laboratories are subject to extensive regulation by the FDA and comparable foreign regulatory authorities. Failure to comply with applicable requirements of the FDA or comparable foreign regulatory authorities could result in, among other things, any of the following actions:

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

As of December 31, 2014, we had 94 pending patent applications and one joint pending patent application with a third party. However, the filing of a patent application does not mean that we will be issued a patent, or that any patent eventually issued will be as broad as requested in the patent application or sufficient to protect our technology. Any modification required to a current patent application may delay the approval of such patent application which would have a material adverse effect on our business, results of operations and financial condition. In addition, there are a number of factors that could cause our patents, if granted, to become invalid or unenforceable or that could cause our patent applications to not be granted, including known or unknown prior art, deficiencies in the patent application or the lack of originality of the technology. Our competitive position and future revenues will depend in part on our ability and the ability of our licensors and collaborators to obtain and maintain patent protection for our products, methods, processes and other technologies, to preserve our trade secrets, to prevent third parties from infringing on our proprietary rights and to operate without infringing the proprietary rights of third parties. We have filed U.S. and international patent applications for process patents, as well as composition of matter patents, for taliglucerase alfa and other product candidates. However, we cannot predict:

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

As of December 31, 2014, we hold, or have license rights to, 64 patents. If patent rights covering our products or technologies are not sufficiently broad, they may not provide us with sufficient proprietary protection or competitive advantages against competitors with similar products and technologies. Furthermore, if the U.S. Patent and Trademark Office or foreign patent offices issue patents to us or our licensors, others may challenge the patents or circumvent the patents, or the patent office or the courts may invalidate the patents. Thus, any patents we own or license from or to third parties may not provide any protection against our competitors and those who infringe upon our patents.

Furthermore, the life of our patents is limited. The patents we hold, and the patents that may be issued in the future based on patent applications from the patent families, relating to our ProCellEx protein expression system are expected to expire between 2017 and 2025.

We rely on confidentiality agreements that could be breached and may be difficult to enforce which could have a material adverse effect on our business and competitive position.

Our policy is to enter agreements relating to the non-disclosure of confidential information with third parties, including our contractors, consultants, advisors and research collaborators, as well as agreements that purport to require the disclosure and assignment to us of the rights to the ideas, developments, discoveries and inventions of our employees and consultants while we employ them. However, these agreements can be difficult and costly to enforce. Moreover, to the extent that our contractors, consultants, advisors and research collaborators apply or independently develop intellectual property in connection with any of our projects, disputes may arise as to the proprietary rights to the intellectual property. If a dispute arises, a court may determine that the right belongs to a third party, and enforcement of our rights can be costly and unpredictable. In addition, we rely on trade secrets and proprietary know-how that we seek to protect in part by confidentiality agreements with our employees, contractors, consultants, advisors and others. Despite the protective measures we employ, we still face the risk that:

•	these agreements may be breached;
•	these agreements may not provide adequate remedies for the applicable type of breach; or
•	our trade secrets or proprietary know-how will otherwise become known.

Any breach of our confidentiality agreements or our failure to effectively enforce such agreements may have a material adverse effect on our business and competitive position.

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

Our executive office and operations are located in the State of Israel. Accordingly, political, economic and military conditions in Israel directly affect our business. Since the State of Israel was established in 1948, a number of armed conflicts have occurred between Israel and its Arab neighbors. Any hostilities involving Israel or the interruption or curtailment of trade between Israel and its present trading partners, or a significant downturn in the economic or financial condition of Israel, could affect adversely our operations and product development. Although Israel has entered into various agreements with Egypt, Jordan and the Palestinian Authority, there have been times since October 2000 when Israel has experienced an increase in unrest and terrorist activity. The establishment in 2006 of a government in the Palestinian Authority by representatives of the Hamas militant group has created additional unrest and uncertainty in the region. Starting in December 2008, for approximately three weeks, Israel engaged in an armed conflict with Hamas in the Gaza Strip. Armed conflicts have taken place between Israel and Hamas in the Gaza Strip in 2008, 2012 and 2014. Our facilities in northern Israel are in range of rockets that were fired from Lebanon into Israel during a 2006 war with the Hizbollah in Lebanon, and suffered minimal damages during one of the rocket attacks. Our insurance policies do not cover us for the damages incurred in connection with these conflicts or for any resulting disruption in our operations. The Israeli government, as a matter of law, provides coverage for the reinstatement value of direct damages that are caused by terrorist attacks or acts of war; however, the government may cease providing such coverage or the coverage might not be enough to cover potential damages. If our facilities are damaged as a result of hostile action, our operations may be materially adversely affected.

In addition to the foregoing, since the end of 2010, numerous acts of protest and civil unrest have taken place in several countries in the Middle East and North Africa, many of which involved significant violence. Civil unrest in Egypt, which borders Israel, has resulted in significant changes to the country’s government. There is currently a civil war in Syria, also bordering Israel, and Israel has been hit by rockets and mortars originating from Syria. The ultimate effect of these developments on the political and security situation in the Middle East and on Israel’s position within the region is not clear at this time.

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

These restrictions may impair our ability to sell our technology assets or to outsource manufacturing outside of Israel. The restrictions will continue to apply for a certain period of time even after we have repaid the full amount of royalties payable for the grants. For the years ended December 31, 2013 and 2014, we recorded grants totaling $3.4 million and $5.1 million from the OCS, respectively. The grants represent 10.4% and 17.2%, respectively, of our gross research and development expenditures for the years ended December 31, 2013 and 2014. If we fail to satisfy the conditions of the Research Law, we may be required to refund certain grants previously received together with interest and penalties, and may become subject to criminal charges, any of which could have a material adverse effect on our business, results of operations and financial condition.

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

Even if these conditions are satisfied, an Israeli court will not enforce a foreign judgment if it was given in a state whose laws do not provide for the enforcement of judgments of Israeli courts (subject to exceptional cases) or if its enforcement is likely to prejudice the sovereignty or security of the State of Israel. An Israeli court also will not declare a foreign judgment enforceable if:

•	the judgment was obtained by fraud;
•	there is a finding of lack of due process;
•	the judgment was rendered by a court not competent to render it according to the laws of private international law in Israel;
•	the judgment is at variance with another judgment that was given in the same matter between the same parties and that is still valid; or
•	at the time the action was brought in the foreign court, a suit in the same matter and between the same parties was pending before a court or tribunal in Israel.

Risks Related to Investing in our Common Stock

The market price of our common stock may fluctuate significantly.

The market price of our common stock may fluctuate significantly in response to numerous factors, some of which are beyond our control, such as:

•	Purchases of Uplyso by Fiocruz;
•	Pfizer’s and our commercialization efforts for Elelyso;
•	the results of our ongoing studies regarding our product candidates;
•	announcements regarding partnerships or collaborations by us or our competitors;
•	developments concerning intellectual property rights and regulatory approvals;
•	the announcement of new products or product enhancements by us or our competitors;
•	variations in our and our competitors’ results of operations;
•	changes in earnings estimates or recommendations by securities analysts;
•	developments in the biotechnology industry; and
•	general market conditions and other factors, including factors unrelated to our operating performance.

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

The market price of our common stock could drop significantly if our existing shareholders sell a large number of shares of our common stock or are perceived by the market as intending to sell them. All of our outstanding shares of our common stock are freely tradable without restriction or further registration under the federal securities laws, unless owned by our affiliates. At December 31, 2014, there were options to purchase common stock issued and outstanding and unvested restricted shares covering 7,465,025 shares of our common stock with a weighted average exercise price of $3.96 per share. Also at December 31, 2014, there were 1,923,444 shares of common stock remaining available for future for issuance in connection with future grants of incentives under our amended 2006 stock incentive plan.

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

Our directors, executive officers, principal shareholders and affiliated entities beneficially own, in the aggregate, approximately 33% of our outstanding common stock. As a result, if some or all of them acted together, they would have the ability to exert substantial influence over the election of our Board of Directors and the outcome of issues requiring approval by our shareholders. This concentration of ownership may have the effect of delaying or preventing a change in control of our company that may be favored by other shareholders. This could prevent the consummation of transactions favorable to other shareholders, such as a transaction in which shareholders might otherwise receive a premium for their shares over current market prices.

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

Item 1B.   Unresolved Staff Comments

None.

Item 2.  Properties

Our manufacturing facility and executive offices are located in Carmiel, Israel. The facilities currently contain approximately 20,000 sq/ft of manufacturing space and additional 48,000 sq/ft of laboratory, warehouse and office space and are leased at a rate of approximately $85,000 per month. In addition, we are entitled to use an additional 13,000 sq/ft in the same facility, which we intend to utilize in connection with an anticipated expansion of our manufacturing facilities. Our facilities are equipped with the requisite laboratory services required to conduct our business, and we believe that the existing facilities are adequate to meet our needs for the foreseeable future. We have leased the facility through 2016, subject to three options exercisable by us to extend the term for a five-year period, for an aggregate of 15 additional years. Upon the exercise of each option to extend the term of the lease, if any, the then current base rent shall be increased by 10%. We also lease an office in Ramat Gan, Israel, for approximately $2,500 per month.

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

	Price Range
	High	Low
Fourth Quarter 2014	$2.65	$1.80
Third Quarter 2014	$3.60	$2.37
Second Quarter 2014	$4.84	$3.65
First Quarter 2014	$5.26	$3.85
Fourth Quarter 2013	$4.60	$3.72
Third Quarter 2013	$5.68	$4.39
Second Quarter 2013	$5.67	$4.81
First Quarter 2013	$6.15	$5.03

These quotations reflect prices between dealers and do not include retained mark-ups, mark-downs and commissions and may not necessarily represent actual transactions. There were approximately 85 holders of record of our common stock at March 1, 2015. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions. To date, we have not declared or paid any cash dividends on our common stock. We do not anticipate paying any dividends on our common stock in the foreseeable future.

STOCK PERFORMANCE GRAPH

The following graph compares the cumulative total shareholder return data for our common stock from December 31, 2009 through December 31, 2014 to the cumulative return over such time period of (i) The NYSE MKT Composite Index and (ii) The Nasdaq Biotechnology Index. The graph assumes an investment of $100 on December 31, 2009 in each of our common stock, the stocks comprising the NYSE MKT Composite Index and the stocks comprising the Nasdaq Biotechnology Index, including dividend reinvestment, if any.

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

52

Item 6.  Selected Financial Data

The selected consolidated financial data below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. The selected consolidated statements of operations data for the years ended December 31, 2014, 2013 and 2012 and the selected consolidated balance sheet data as of December 31, 2014 and 2013, are derived from the audited consolidated financial statements included elsewhere in this Annual Report. The statement of operations data for the years ended December 31, 2011 and 2010 and the balance sheet data as of December 31, 2012, 2011 and 2010 are derived from audited financial statements not included in this Annual Report. The historical results presented below are not necessarily indicative of future results.

	Year Ended December 31,
	2010	2011	2012	2013	2014
	(in thousands, except share and per share amounts)
Consolidated Statement of Operations Data:
Revenues	$6,642	$8,386	$34,870	$10,479	$13,651
Our share in the Collaboration Agreement	4,602	(5,418)	(446)	1,034	1,509
Cost of revenues	4,383	1,525	8,144	5,428	9,053
Gross profit	6,861	1,443	26,280	6,085	6,107
Research and development expenses, net	29,951	31,043	28,689	24,816	21,650
Selling, General and administrative expenses	6,876	6,931	9,763	8,385	9,661
Financial income (expenses), net	968	2	554	(674)	(4,739)
Net loss	$28,998	$36,529	$11,618	$27,790	$29,943
Net loss per share of common stock, basic and diluted	$0.36	$0.43	$0.13	$0.30	$0.32
Weighted average number of shares of common stock used in computing net loss per share of common stock	80,960,300	84,645,364	90,845,901	92,368,138	92,891,846
Consolidated Balance Sheet Data:
Cash and cash equivalents	$35,900	$27,001	$52,035	$86,398	$54,767
All other assets	28,829	24,804	26,692	26,935	23,703
Total assets	64,729	51,805	78,727	113,333	78,470
Current liabilities	18,903	18,693	25,755	26,696	26,210
Total liabilities	76,052	77,882	82,084	140,279	134,071
Capital deficiency	11,323	26,077	3,357	26,946	55,601

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a biopharmaceutical company focused on the development and commercialization of recombinant therapeutic proteins based on our proprietary ProCellEx® protein expression system. Using our ProCellEx system, we are developing a pipeline of proprietary, clinically superior versions of recombinant therapeutic proteins that primarily target large, established pharmaceutical markets and that rely upon known biological mechanisms of action. Our initial commercial focus has been on complex therapeutic proteins, including proteins for the treatment of genetic disorders, such as Gaucher disease and Fabry disease. With our experience, and having successfully developed Elelyso, our first drug product, we believe ProCellEx will enable us to develop additional proprietary recombinant proteins that are therapeutically superior to existing recombinant proteins currently marketed for the same indications. Because we are primarily targeting biologically superior versions of highly active, well-tolerated and commercially successful therapeutic proteins, we believe our development process is associated with relatively less risk compared to other biopharmaceutical development processes for completely novel therapeutic proteins. We are now also applying the unique properties of our ProCellEx system for the oral delivery of therapeutic proteins.

On May 1, 2012, the U.S. Food and Drug Administration, or the FDA, approved for sale our first commercial product, taliglucerase alfa for injection, which is being marketed in the United States and Israel under the brand name Elelyso, as an enzyme replacement therapy, or ERT, for the long-term treatment of adult patients with a confirmed diagnosis of type 1 Gaucher disease. Subsequently, taliglucerase alfa was approved by ANVISA in March 2013, by the Israeli MOH in September 2012 and by other regulatory agencies in other countries. Taliglucerase alfa is being marketed under the name Uplyso in Brazil and certain other Latin American countries.

In August 2014, the FDA approved Elelyso for injection for pediatric patients and the Israeli MOH approved the pediatric indication in January 2015. Prior to the U.S. pediatric approval, Elelyso was approved for pediatric indications in Australia and Canada but in no other jurisdiction. In September 2014, CONITEC announced that it had decided to give a positive funding recommendation for Uplyso in the treatment of adult patients with types 1 and 3 Gaucher disease, and established that Uplyso will be the first choice for treatment for new adult Gaucher patients in Brazil.

Taliglucerase alfa is our proprietary, recombinant form of GCD that is produced or expressed through ProCellEx. Taliglucerase alfa is the first plant cell-based recombinant therapeutic protein to be approved by the FDA or by the regulatory authorities with jurisdiction over any substantial market. Gaucher disease is a rare and serious lysosomal storage disorder with severe and debilitating symptoms. Gaucher patients suffer from mutations in or deficiencies of GCD, an enzyme that is naturally found in human cells.

Since May 2012, taliglucerase alfa has been marketed in the United States by Pfizer Inc., or Pfizer, our commercialization partner, as provided in the exclusive license and supply agreement by and between Protalix Ltd., our wholly-owned subsidiary, and Pfizer, which we refer to as the Pfizer Agreement. We granted Pfizer an exclusive, worldwide license to develop and commercialize taliglucerase alfa under the Pfizer Agreement, but we retained those rights in Israel, and later in Brazil. We have agreed to a specific allocation between Protalix Ltd. and Pfizer of the responsibilities for the continued development efforts for taliglucerase alfa outside of Israel. Protalix Ltd. has been marketing taliglucerase alfa in Israel since 2013 and in Brazil since January 2014.

On June 18, 2013, we entered into a Supply and Technology Transfer Agreement, or the Brazil Agreement, with Fiocruz, for taliglucerase alfa. The agreement became effective in January 2014. The technology transfer is designed to be completed in four stages and is intended to transfer to Fiocruz the capacity and skills required for the Brazilian government to construct its own manufacturing facility, at its sole expense, and to produce a sustainable, high-quality, and cost-effective supply of taliglucerase alfa. The initial term of the technology transfer is seven years. Under the agreement, Fiocruz committed to purchase at least approximately $40 million worth of taliglucerase alfa during the first two years of the term. Since the agreement went into effect, we have recorded revenues of approximately $3.5 million for sales of taliglucerase alfa to Fiocruz in 2014 and, during the first quarter of 2015, we received a purchase order for approximately $5.7 million of taliglucerase alfa out of which we have delivered approximately $1.7 million of the product. In subsequent years, Fiocruz is required to purchase at least approximately $40 million worth of taliglucerase alfa per year. We are not required to complete the final stage of the technology transfer until Fiocruz purchases at least approximately $280 million worth of taliglucerase alfa.

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

In addition to taliglucerase alfa, we are developing an innovative product pipeline using our ProCellEx protein expression system. Our product pipeline currently includes, among other candidates:

(1) PRX-102, or alpha-GAL-A, a therapeutic protein candidate for the treatment of Fabry disease, a rare, genetic lysosomal disorder in humans, currently in an ongoing phase I/II clinical trial. We expect to report interim efficacy and safety results for the 1 mg/kg dose group of the trial during the third quarter of 2015 and to report final efficacy and safety results for the 0.2mg, 1 mg and 2mg/kg dose groups of the trial during the fourth quarter of 2015. We expect to enter into a pivotal phase III by early 2016.

(2) PRX-106, our oral antiTNF product candidate which is being developed as an orally-delivered anti inflammatory treatment for various inflammatory diseases using plant cells as a natural capsule for the expressed protein. We expect to initiate a proof of concept efficacy study during 2015 and announce results by early 2016.

(3) PRX-110, a proprietary plant cell recombinant human DNase under development for the treatment of cystic fibrosis, to be administered by inhalation. We expect to initiate a proof of concept efficacy study during 2015 and announce results by early 2016.

(4) PRX-112, an orally administered glucocerebrosidase enzyme for the treatment of Gaucher patients utilizing oral delivery of the recombinant GCD enzyme produced and encapsulated within carrot cells. PRX-102 has been the subject of successful proof of concept clinical trials, as described in Item 1, and we intend to focus our efforts on a new formulation of the treatment during 2015.

Except for the rights to commercialize taliglucerase alfa worldwide (other than Brazil and Israel), which we licensed to Pfizer, we hold the worldwide commercialization rights to all of our proprietary development candidates. We have built an internal marketing team designed to serve the Israeli and Brazilian market for taliglucerase alfa and we intend to establish internal commercialization and marketing teams for some of our other product candidates in certain regions, subject to required marketing approvals, as the need arises. In addition, we continuously evaluate potential strategic marketing partnerships as well as collaboration programs with biotechnology and pharmaceutical companies and academic research institutes.

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

Under the terms and conditions of the Pfizer Agreement, we are entitled to 40% of the net profits or loss from sales of taliglucerase alfa by Pfizer and reimbursement of our certain related expenses we incur in connection with Pfizer’s sales (other than those related to sales in Israel and Brazil). We hold all rights to taliglucerase alfa in Israel and Brazil. We recognize our share of net profit or loss under the Pfizer Agreement based on reports we receive from Pfizer summarizing the results of the collaborative activities under the agreement for the applicable period. Under the terms of the Pfizer Agreement, for its subsidiaries operating outside the United States, financial information is included based on the fiscal year ending November 30, while financial information for the U.S. entity is included based on the fiscal year ending December 31.

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

Research and Development Expense

We expect our research and development expense to remain our primary expense in the near future as we continue to develop our product candidates. Research and development expense consists of:

•	internal costs associated with research and development activities;
•	payments made to third party contract research organizations, investigative/clinical sites and consultants;
•	manufacturing development costs;
•	personnel-related expenses, including salaries, benefits, travel, and related costs for the personnel involved in research and development;
•	activities relating to the advancement of product candidates through preclinical studies and clinical trials; and

•	facilities and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities, as well as laboratory and other supplies.

The following table identifies our current major research and development projects:

Project	Status	Expected Near Term Milestones
PRX 102 – alpha-GAL-A	Phase I/II clinical trial, ongoing

Report interim efficacy and safety results for the 1 mg/kg dose group during the third quarter of 2015

Report final efficacy and safety results for the 0.2mg, 1 mg and 2mg/kg dose groups during the fourth quarter of 2015

PRX 106 – Oral antiTNF	Preclinical	Initiate proof of concept efficacy study
PRX-110 – AIR DNase	Preclinical	Initiate proof of concept efficacy study
PRX 112 – Oral Glucocerebrosidase	Phase IIa clinical trial	Develop new formulation

We anticipate incurring increasing costs in connection with the continued development of all four of the product candidates in our pipeline. Our internal resources, employees and infrastructure are not tied to any individual research project and are typically deployed across all of our projects. We currently do not record and maintain research and development costs per project.

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

We expect our research and development expenses to continue to be our primary expense in the future as we continue the advancement of our clinical trials and preclinical product development programs for our product candidates. The lengthy process of completing clinical trials and seeking regulatory approval for our product candidates requires expenditure of substantial resources. Any failure or delay in completing clinical trials, or in obtaining regulatory approvals, could cause a delay in generating product revenue and cause our research and development expense to increase and, in turn, have a material adverse effect on our operations. Due to the factors set forth above, we are not able to estimate with any certainty when we would recognize any net cash inflows from our projects. See “Risk Factors—Clinical trials are very expensive, time-consuming and difficult to design and implement and may result in unforeseen costs which may have a material adverse effect on our business, results of operations and financial condition.”

Share-Based Compensation

The discussion below regarding share-based compensation relates to our share-based compensation.

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

Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013

Revenues

We recorded revenue of $13.7 million for the year ended December 31, 2014, an increase of approximately $3.2 million, or 30%, compared to revenue of $10.5 million for the year ended December 31, 2013. Revenues for the year ended December 31, 2014 include $5.2 million of products sold in Israel and $3.5 million in Brazil. Revenues also represent a pro rata amortization of the $65.0 million upfront and milestone payments of $1.1 million in each quarterly period.

Our share in the Collaboration Agreement

We recorded revenue of $1.5 million as our share of net income in the collaboration under the Pfizer Agreement during the year ended December 31, 2014, an increase of approximately $475,000, or 46%, compared to revenue of $1.0 million recorded for the year ended December 31, 2013. Our share in the collaboration recorded for the year ended December 31, 2014 represents our 40% share of the net income generated during the period, which was primarily the result of revenues generated by Pfizer in the United States which exceeded the expenses during such period. Under the terms and conditions of the Pfizer Agreement, we record income or loss equal to 40% of the profit or loss realized from sales of taliglucerase alfa and related expenses incurred based on reports we receive from Pfizer summarizing the results of the collaborative activities under the Pfizer Agreement for the applicable period. Under the terms and conditions of the Pfizer Agreement, financial information of Pfizer’s subsidiaries that operate outside the United States is included based on the fiscal year ending November 30, while financial information for the U.S. entity is included based on the fiscal year ending December 31.

Cost of Revenues

Cost of revenues was $9.1 million for the year ended December 31, 2014, an increase of $3.6 million, or 67%, compared to the cost of revenues of $5.4 million for the year ended December 31, 2013. Cost of revenues for the year ended December 31, 2014 consists primarily of the costs of the $1.1 million of products we delivered at cost to Pfizer under the Pfizer Agreement, write-down of inventory of $1.7 million, and certain fixed costs relating to our manufacturing facility, including rent, depreciation, salary and maintenance expenses, amounting to approximately $4.2 million, and to a much lesser extent, the direct cost of products we sold in Israel and Brazil for which revenues were recognized during the period. Cost of revenues for the years ended December 31, 2013 and 2014 include an aggregate of $472,000 and $1.1 million, respectively, in royalties payable to the OCS and to a certain academic institution in connection with gross sales of taliglucerase alfa during the period.

Research and Development Expenses

Research and development expenses were $29.8 million for the year ended December 31, 2014, a decrease of $3.6 million, or 11% from $33.3 million for the year ended December 31, 2013. The decrease resulted primarily from a decrease of $1.4 million in payroll and related expenses primarily due to a decrease in share-based compensation and a decrease of $1.0 million in cost of materials.

We expect research and development expenses to continue to be our primary expense as we enter into a more advanced stage of preclinical and clinical trials for certain of our product candidates.

Selling, General and Administrative Expenses

General and administrative expenses were $9.7 million for the year ended December 31, 2014, an increase of $1.3 million, or 15%, from $8.4 million for the year ended December 31, 2013. The increase resulted primarily from sales and marketing expenses of approximately $1.8 million, primarily in connection with sales in Brazil, which was partially offset by a decrease of $383,000 in salaries expense.

Financial Expenses and Income

Financial expenses were $4.7 million for the year ended December 31, 2014, compared to $674,000 for the year ended December 31, 2013. Financial expenses resulted primarily from interest expense of $3.1 million for the 4.5% convertible note and from the devaluation of the New Israeli Shekel against the U.S. dollar in the amount of $1.3 million, which was partially offset by financial income which resulted primarily from interest earned on short term deposits.

Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012

Revenues

We recorded revenue of $10.5 million for the year ended December 31, 2013, an increase of approximately $609,000, or 6%, compared to revenue of $9.9 million for the year ended December 31, 2012, excluding the one-time $25.0 million payment we received from Pfizer under the Pfizer Agreement in connection with the FDA’s approval of taliglucerase alfa on May 1, 2012. The revenues represent our sales of taliglucerase alfa in Israel, the cost of products we deliver to Pfizer under the Pfizer Agreement and a pro rata amortization equal to $1.1 million in each quarterly period resulting from the $65.0 million upfront and milestone payments we received from Pfizer in 2009. The revenues for the year ended December 31, 2013 include $5.0 million from products we sold in Israel.

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

Pfizer paid Protalix Ltd. $60.0 million as an upfront payment in connection with the execution of the Pfizer Agreement and subsequently paid to Protalix Ltd. an additional $5.0 million upon Protalix Ltd.’s meeting a certain milestone. Protalix Ltd. also received a milestone payment of $25.0 in connection with the FDA’s approval of taliglucerase alfa in May 2012. Protalix Ltd. is also entitled to payments equal to 40% of the net profits earned by Pfizer on its global sales of taliglucerase alfa (except in Israel and Brazil). In calculating net profits there are certain agreed upon limits on the amounts that may be deducted from gross sales for certain expenses and costs of goods sold. Pfizer has also paid Protalix Ltd. $8.3 million in connection with the successful achievement of certain milestones under a clinical development agreement between Pfizer and Protalix Ltd.

Cash Flows

Net cash used in operations was $29.2 million for the year ended December 31, 2014. The net loss for the year ended December 31, 2014 of $29.9 million was further increased by a decrease of $7.2 million in deferred revenues, but was partially offset by $3.1 million in depreciation, $1.4 million in financial expenses mainly due to exchange rate differences and share based compensation of $1.2 million. Net cash used in investing activities for the year ended December 31, 2014 was $1.0 million and consisted primarily of purchases of property and equipment.

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

Future Funding Requirements

We expect to continue to incur significant expenditures in the near future. We expect to continue to incur significant research and development expenses, including expenses related primarily to the clinical trials of PRX-102 and the advancement of our other product candidates into clinical trials.

We believe that our existing cash and cash equivalents will be sufficient for at least 12 months. We have based this estimate on assumptions that are subject to change and may prove to be wrong, and we may be required to use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials.

Our future capital requirements will depend on many factors, including the progress of Pfizer’s commercialization efforts for taliglucerase alfa in the United States and other countries and, if anticipated marketing approvals of taliglucerase alfa are granted in other jurisdictions, the progress of Pfizer’s global commercialization efforts for taliglucerase alfa, the progress and results of our clinical trials, the duration and cost of discovery and preclinical development and laboratory testing and clinical trials for our product candidates, the timing and outcome of regulatory review of our product candidates, the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims and other intellectual property rights, the number and development requirements of other product candidates that we pursue and the costs of commercialization activities, including product marketing, sales and distribution.

We may need to finance our future cash needs through corporate collaboration, licensing or similar arrangements, public or private equity offerings or debt financings. We currently do not have any commitments for future external funding. We may need to raise additional funds more quickly if one or more of our assumptions prove to be incorrect or if we choose to expand our product development efforts more rapidly than we presently anticipate. We may also decide to raise additional funds even before we need them if the conditions for raising capital are favorable. Any sale of additional equity or debt securities will likely result in dilution to our shareholders. The incurrence of indebtedness would result in increased fixed obligations and could also result in covenants that would restrict our operations. Additional equity or debt financing, grants or corporate collaboration and licensing arrangements may not be available on acceptable terms, if at all. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate our research and development programs, reduce our planned commercialization efforts or obtain funds through arrangements with collaborators or others that may require us to relinquish rights to certain product candidates that we might otherwise seek to develop or commercialize independently.

Effects of Inflation and Currency Fluctuations

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation has had a material effect on our results of operations during the years ended December 31, 2012, 2013 or 2014.

Currency fluctuations could affect us by increased or decreased costs mainly for goods and services acquired outside of Israel. We do not believe currency fluctuations have had a material effect on our results of operations during the years ended December 31, 2012, 2013 or 2014.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of December 31, 2013 and 2014.

Recently Issued Accounting Pronouncements

Certain recently issued accounting pronouncements are discussed in Note 1(p) of the financial statements included in Item 8 of this Annual Report on Form 10-K.

Contractual Obligations

The following table summarizes our significant contractual obligations at December 31, 2014:

(U.S. dollars in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Convertible notes	$81,420	$3,105	$6,210	$72,105	-
Operating lease obligations	$3,944	$1,519	$2,425	-	-
Purchase obligations (1)	$1,766	$1,766			-
Certain clinical contract	$1,226	$981	$245		-
Liability for employee rights upon retirement	$2,253	-	-	-	$2,253
Total	$90,609	$7,371	$8,880	$72,105	$2,253

(1) Represents open purchase orders issued to certain suppliers and other vendors mainly in connection with our research and development activities that were outstanding as of December 31, 2014.

The foregoing table does not include (i) annual license fees, which are immaterial, (ii) payments we may be required to make to certain of our licensors in the time periods set forth above upon the achievement of agreed-upon milestones and (iii) royalty payments payable by us to certain of our licensors in connection with the commercial sale of our product candidates, if any. If all of the contingencies with respect to milestone payments under our research and license agreements are met, the aggregate milestone payments payable would be approximately $0.3 million and would be payable, if at all, as our projects progress over the course of a number of years. The royalty payments payable in connection with sales of each of our product candidates, if any, shall not exceed low, single-digit percentages of net sales of the product.

Selected Quarterly Financial Data (unaudited)

	Three Months Ended
	2013				2014
	(U.S. dollars in thousands)
	March 31	June 30	Sept. 30	Dec. 31	March 31	June 30	Sept. 30	Dec. 31
Revenues	$3,568	$2,264	$2,284	$2,363	$6,696	$2,425	$2,396	$2,134
Net profit (loss) for the period	$(4,321)	$(6,837)	$(5,747)	$(10,885)	$(7,345)	$(6,119)	$(8,010)	$8,469
Earnings (loss) per share of common stock, basic and diluted	$(0.05)	$(0.07)	$(0.06)	$(0.12)	$(0.08)	$(0.07)	$(0.09)	$(0.09)

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Currency Exchange Risk

The currency of the primary economic environment in which our operations are conducted is the dollar. Most of our revenues and approximately 50% of our expenses and capital expenditures are incurred in dollars, and a significant source of our financing has been provided in U.S. dollars. Since the dollar is the functional currency, monetary items maintained in currencies other than the dollar are remeasured using the rate of exchange in effect at the balance sheet dates and non-monetary items are remeasured at historical exchange rates. Revenue and expense items are remeasured at the average rate of exchange in effect during the period in which they occur. Foreign currency translation gains or losses are recognized in the statement of operations.

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

	Year Ended December 31,
	2012	2013	2014
Average rate for period	3.856	3.611	3.578
Rate at year-end	3.733	3.471	3.889

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

Based on the controls evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Form 10-K, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the Commission, and that material information related to our company and our consolidated subsidiaries are made known to management, including the Chief Executive Officer and Chief Financial Officer, particularly during the period when our periodic reports are being prepared.

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

Management assessed our internal control over financial reporting as of December 31, 2014, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and our overall control environment.

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

The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by Kesselman & Kesselman, an independent registered public accounting firm, as stated in their report included herein.

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

Changes in internal controls

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15f and 15d-15f under the Exchange Act) that occurred during the year ended December 31, 2014 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.   Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our directors and executive officers, their ages and positions as of March 1, 2015 are as follows:

Name	Age	Position

Directors
Shlomo Yanai	62	Chairman of the Board
Moshe Manor	58	Director, President and Chief Executive Officer
Amos Bar Shalev (1)(2)(3)	62	Director
Zeev Bronfeld (1)(2)(3)	63	Director
Yodfat Harel Buchris (1)(2)(3)	42	Director
Roger D. Kornberg, Ph.D.	67	Director
Aharon Schwartz, Ph.D.	72	Director
Executive Officers
Einat Brill Almon, Ph.D.	55	Senior Vice President, Product Development
Yossi Maimon, CPA	44	Vice President, Chief Financial Officer, Treasurer and Secretary
Tzvi Palash	58	Chief Operating Officer
Yoseph Shaaltiel, Ph.D.	61	Executive VP, Research and Development

 ________________________________

(1) Member of Nominating Committee

(2) Member of Audit Committee

(3) Member of Compensation Committee

Shlomo Yanai. Mr. Yanai has served as the Chairman of our Board of Directors since July 2014. Mr. Yanai is currently the Chairman of the Board of Cambrex Corporation (NYSE:CBM) and a director of Lumenis Ltd. (NASDAQ:LMNS). Mr. Yanai served as President and Chief Executive Officer of Teva (NASDAQ:TEVA, TASE:TEVA) from March 2007 until May 2012 and, prior to joining Teva, Mr. Yanai was President and Chief Executive Officer of Makhteshim-Agan Industries Ltd., from 2003 until 2006. Before that, he was a Major General in the Israel Defense Forces, where he served for 32 years, in various positions, the last two positions being Commanding Officer of the Southern Command and Head of the Division of Strategic Planning. Mr. Yanai was the head of the Israeli security delegation to the peace talks at Camp David, Shepherdstown and Wye River. He currently serves as a member of the Board of Governors of the Technion — Israel Institute of Technology of Haifa, Israel, and of the International Advisory Board, MBA Program of Ben-Gurion University of the Negev, Israel, as well as an honorary member of the Board of the Institute for Policy and Strategy of the Interdisciplinary Center (IDC), Herzliya, Israel. Mr. Yanai holds a bachelor’s degree in political science and economics from Tel Aviv University, a master’s degree in national resources management from George Washington University, and is a graduate of the Advanced Management Program of Harvard Business School and U.S. National War College (NDU). Mr. Yanai was the recipient of the Max Perlman Award for Excellence in Global Business Management from Tel Aviv University, Israel, in 2005 and was awarded an honorary doctorate by Bar-Ilan University, Israel, in 2012. We believe Mr. Yanai’s qualifications to serve as Chairman of our Board of Directors include his vast global operating experience in the life-science and pharmaceutical and agro-chemicals industry. He also brings a global perspective to the Board, incorporating his industry and Board leadership experience and his distinguished military service.

Moshe Manor. Mr. Manor has served as our President and Chief Executive Officer and as a director of our company since November 2014. Mr. Manor has served in a number of senior executive positions at Teva (NASDAQ:TEVA, TASE:TEVA) from 1984 through 2012. Most recently, he served as President, Teva Asia & Pacific where he led the strategy and development of a high growth region for Teva. Prior to that, he was Group Vice President, Global Branded Products, leading the Innovative Commercial and Research & Development franchises. From 2006 through 2008, Mr. Manor was Senior Vice President, Global Innovative Resources, and was responsible for generating over $3 billion in sales with Copaxone® and Azilect®. Previously, he served as director of Teva Israel. Most recently, Mr. Manor serves on the Board of Directors of Kamedis Ltd. and Coronis Partners, and as Chairman of the Board of Directors of a startup company named MEway Pharma. He holds a BA in Economics from the Hebrew University in Jerusalem, and an MBA from the Tel-Aviv University. We believe Mr. Manor’s qualifications to serve on our Board of Directors include his extensive experience in the life-science and pharmaceutical industry on a global scale.

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

Zeev Bronfeld. Mr. Bronfeld has served as a director of Protalix Ltd. since 1996 and as our director since December 31, 2006. From 2010 through July 2014, he served as the interim Chairman of our Board of Directors. Mr. Bronfeld brings to us vast experience in management and value building of biotechnology companies. Mr. Bronfeld is an experienced businessman who is involved in a number of biotechnology companies. He is a co-founder of Biocell Ltd. (TASE:BCEL), an Israeli publicly traded holding company specializing in biotechnology companies, and has served as its Chief Executive Officer since 1986. Mr. Bronfeld currently serves as a director of Biocell Ltd. and Macrocure Ltd. (NASDAQ: MCUR) and the as chairman of the board of directors of D.N.A. Biomedical Solutions Ltd. (TASE:DNA), all of which are public companies. Mr. Bronfeld is also a director of a number of privately-held companies, most of which are involved in the life sciences, such as The Trendlines Group, Contipi Medical Ltd. and TransBiodiesel Ltd. From 2004 through 2012, Mr. Bronfeld served as a director of D. Medical Industries Ltd., a company that was dually-listed on the Nasdaq and the TASE. Mr. Bronfeld received a B.A. in Economics from the Hebrew University in 1975. We believe Mr. Bronfeld’s qualifications to serve on our Board of Directors include his years of experience in the management of private and public Israeli companies, including life science companies.

Yodfat Harel Buchris.   Mrs. Harel Buchris has served as our director since June 2007. Commencing in February 2014, Mrs. Harel Buchris serves as the employer representative in Israel’s National Labor Court and she currently serves on the board of directors of YP and 6 Partners Ltd., a Business Consulting and Investment Company. From 2006 to 2013, Mrs. Harel Buchris served as a Managing Director of Tamares Capital Ltd., a private investment group with interests in real estate, technology, manufacturing, leisure and media. At Tamares Capital, Mrs. Harel Buchris served as the Business Development Director and the head of the Israel office. Prior to joining Tamares Capital, from 2004 to 2006, she was the Head of the Medical Desk of Orbotech, Ltd. (NASDAQ:ORBK), a company providing high-tech inspection and imaging solutions for bare printed circuit board (PCB), flat panel display (FPD) and PCB assembly manufacturing worldwide. Prior to that, from 1994 to 2003, she was a Managing Director of Harel-Hertz Investment House Ltd., a business investment company with offices in Tel Aviv, Israel and Tokyo, Japan. In 2002, Harel-Hertz Investment House became the Israeli representative office for ITX Corporation, a publicly-traded company in Japan. Mrs. Harel Buchris has served on the board of directors of Tamares Capital, Tamares Hotels, El Al, British Israel, Storewiz, N-trig, Secure Pharma, Siklu and Tamares Telecom. Mrs. Harel Buchris holds a B.A. in Communications and Political Science from Bar Ilan University and an executive M.B.A. from Bradford University, Great Britain. She has also completed programs in Mediation at Gome, Israel Mediation Center, Directors’ Studies and Advanced Advertising and Marketing at the Israel Management Center. We believe Mrs. Harel Buchris’ qualifications to serve on our Board of Directors include her experience in the management of Israeli and other businesses.

Roger D. Kornberg, Ph.D. Professor Kornberg has served as our director since February 2008. He has served as a director of OphthaliX Inc. (OTCBB:OPLI), since 2012 and of Biozone Pharmaceuticals, Inc. (otcqb:BZNE) since 2014. He served as a director of Teva (NASDAQ:TEVA, TASE:TEVA) from 2007 through 2013. He also serves as the Chief Scientist and a director of Biozone Pharmaceuticals. Professor Kornberg is a member of the U.S. National Academy of Sciences and the Winzer Professor of Medicine in the Department of Structural Biology at Stanford University, Stanford, California. He has been a member of the faculty of Stanford University since 1972. Prior to that, he was a professor at Harvard Medical School. Professor Kornberg is a renowned biochemist and in 2006 he was awarded the Nobel Prize in Chemistry in recognition for his studies of the molecular basis of eukaryotic transcription, the process by which DNA is copied to RNA. Professor Kornberg is also the recipient of several awards, including the 2001 Welch Prize, the highest award granted in the field of chemistry in the United States, and the 2002 Leopold Mayer Prize, the highest award granted in the field of biomedical sciences from the French Academy of Sciences. He received his B.S. in Chemistry from Harvard University in 1967 and his Ph.D. in Chemistry from Stanford University in 1972. He holds honorary degrees from universities in Europe and Israel, including the Hebrew University in Jerusalem, where he currently is a visiting professor. We believe Professor Kornberg’s qualifications to serve on our Board of Directors include his expertise in chemistry and medicine and his experience in the academic arena.

Aharon Schwartz, Ph.D. Dr. Schwartz has retired from Teva (NASDAQ:TEVA, TASE:TEVA) in 2011 where he served in a number of positions from 1975 through 2011, the most recent being Vice President, Head of Teva Innovative Ventures from 2008. Dr. Schwartz is currently chairman of the board of directors of a number of life science companies, including BiolineRx Ltd. (NASDAQ:BLRX, TASE:BLRX), Yissum-the TTO of the Hebrew University of Jerusalem, DPharm Ltd. (TASE:DPRM), BioCancell Ltd. (TASE:BICL), CureTech Ltd. and Biomas Ltd., and a member of the board of directors of Alcobra Ltd. (NASDAQ:ADHD). Dr. Schwartz received his Ph.D. in organic chemistry in 1978 from the Weizmann Institute, his M.Sc. in organic chemistry from the Technion and a B.Sc. in chemistry and physics from the Hebrew University of Jerusalem. Dr. Schwartz received a second Ph.D. in 2014 from the Hebrew University of Jerusalem in the history and philosophy of science. We believe Dr. Schwartz’s qualifications to serve on our Board of Directors include his extensive experience in the life-science and pharmaceutical industry.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and holders of more than 10% of our common stock to file with the Commission reports regarding their ownership and changes in ownership of our equity securities. We believe that all Section 16 filings requirements were met by our officers and directors during 2014. In making this statement, we have relied solely upon examination of the copies of Forms 3, 4 and 5, Schedule 13s and written representations of our former and current directors, officers and 10% shareholders.

Audit Committee

We require that all Audit Committee members possess the required level of financial literacy and at least one member of the Audit Committee meet the current standard of requisite financial management expertise as required by the NYSE MKT and applicable rules and regulations of the Commission. Messrs. Bar Shalev and Bronfeld, and Mrs. Harel Buchris have been appointed by the Board of Directors to serve on the Audit Committee until their respective successors have been duly elected.

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

Messrs. Bar Shalev and Bronfeld qualify as “audit committee financial experts” under the applicable rules of the Commission. In making the determination as to these individuals’ status as audit committee financial experts, our Board of Directors determined they have accounting and related financial management expertise within the meaning of the aforementioned rules, as well as the listing standards of the NYSE MKT.

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

Elements of Compensation

Executive compensation consists of following elements:

Base Salary. Base salaries for our executives are established based on the scope of their responsibilities taking into account competitive market compensation paid by other companies for similar positions. Generally, we believe that executive base salaries should be targeted near the median of the range of salaries for executives in similar positions with similar responsibilities at comparable companies. Except for the compensation offered to our new President and Chief Executive Officer, we did not make any changes to the compensation of our executive officers. The Compensation Committee plans to convene later in 2015 to evaluate the current incentive plans and plan going forward, including updating its peer companies, as substantially all of the 2012 compensation milestones described below have expired and are no longer in effect.

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

Base salaries are usually reviewed annually, and adjusted from time to time to realign salaries with market levels after taking into account individual responsibilities, performance and experience. The base salaries of each of our President and Chief Executive Officer, our Executive Vice President, Research and Development, our Senior Vice President, Product Development, our Vice President and Chief Financial Officer and our Chief Operating Officer, who we refer to collectively as the “Named Executive Officers,” are discussed herein. The above discussion does not include compensation granted to Dr. David Aviezer, our former President and Chief Executive Officer, as he retired from the Company in November 2014 and is no longer to the same compensation. On July 15, 2012, our Board of Directors adopted certain recommendations of the Compensation Committee regarding the compensation of our Named Executive Officers with no change in the base salary component.

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

On July 15, 2012, our Board of Directors adopted certain recommendations of the Compensation Committee regarding the compensation of our Named Executive Officers at that time, including the grant of certain incentive bonuses to be paid to them upon the achievement of a number of designated milestones, as set forth below. In addition, our Board of Directors approved the grant of restricted stock to our Named Executive Officers at that time, as described below, and to other members of our management team. The bonus amounts were determined by the Compensation Committee, in its discretion after review materials regarding peer companies, review with our legal counsel and review of materials provided by accounting firms.

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

Substantially all of the milestones described above had a 24-month time limit for achievement and, as such, are currently expired. The Compensation Committee plans to convene later in 2015 to evaluate the current incentive plans and adopt new compensation goals going forward.

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

The grants of restricted stock to the Named Executive Officers in 2012 at that time are as shown in the table immediately following this paragraph. The grants were made in accordance with the terms and conditions of our amended 2006 stock incentive plan.

Named Executive Officer	Number of Restricted Shares
Yoseph Shaaltiel, Ph.D.	210,000
Einat Brill Almon, Ph.D.	185,000
Yossi Maimon, CPA	185,000
Tzvi Palash	102,000

The restricted shares detailed above vest in 16 equal, quarterly increments over a four-year period, commencing upon the date of grant. In addition, each vested share is subject to a 24-month lock-up period, commencing upon the applicable vesting date. Immediately and automatically in the event of a Corporate Transaction or a Change in Control, all of the restricted shares listed above shall vest and the lock-up periods shall terminate, subject to certain exceptions.

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

Severance and Change in Control Benefits. Pursuant to the employment agreements entered into with each of our executive officers, the executive officer is entitled to be insured by Protalix Ltd. under a Manager’s Policy in lieu of severance. The intention of such Manager’s Policies is to provide the Israel-based officers with severance protection of one month’s salary for each year of employment. In addition, stock option and other agreements with each of our Named Executive Officers, as amended, provide that all of the outstanding options and other securities granted by us to each Named Executive Officer are subject to accelerated vesting immediately upon a change in control of our company. As set forth above, our Board of Directors adopted certain recommendations of the Compensation Committee on July 15, 2012, regarding the compensation of our Named Executive Officers, including cash bonuses for Named Executive Officers if we complete a Corporate Transaction.

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

Executive Compensation. We refer to the “Summary Compensation Table” set forth in Section 11 of the Annual Report on Form 10-K for information regarding the compensation earned during the fiscal year ended December 31, 2014 by: our current President and Chief Executive Officer, our former President and Chief Executive Officer, our Executive Vice President, Research and Development, our Senior Vice President, Product Development, our Vice President and Chief Financial Officer and our Chief Operating Officer, who we refer to collectively as the “Named Executive Officers.”

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

Respectfully submitted on March 10, 2015, by the members of the Compensation Committee of the Board of Directors.

Amos Bar Shalev

Zeev Bronfeld

Yodfat Harel Buchris

Summary Compensation Table

The following table sets forth a summary for the fiscal years ended December 31, 2014, 2013 and 2012, respectively, of the cash and non-cash compensation awarded, paid or accrued by us or Protalix Ltd. to each of our current President and Chief Executive Officer, our former President and Chief Executive Officer, our Executive Vice President, Research and Development, our Senior Vice President, Product Development, our Vice President and Chief Financial Officer and our Chief Operating Officer, who we refer to collectively as the “Named Executive Officers.” There were no restricted stock awards, long-term incentive plan payouts or other compensation paid during fiscal years 2014, 2013 and 2012 by us or Protalix Ltd. to the Named Executive Officers, except as set forth below. All of the Named Executive Officers are employees of our subsidiary, Protalix Ltd. All currency amounts are expressed in U.S. dollars.

Name and Principal Position	Year	Salary($)	Bonus ($)	Stock Award(s) ($)	Option Award(s) ($)	All Other Compensation ($)(1)	Total ($)
Moshe Manor (2)	2014	93,667		-	200,962	18,399	313,028
Current President and
Chief Executive Officer
David Aviezer, Ph.D., MBA (3)	2014	443,840	400,000	(386,196)	(138,728)	100,109	419,025
Former President and	2013	527,672	50,000	870,147	213,581	112,662	1,774,062
Chief Executive Officer	2012	493,960	675,000	860,963	1,101,142	99,080	3,230,145
Yoseph Shaaltiel, Ph.D.	2014	305,548	90,000	232,979	62,651	84,719	775,897
Executive Vice President,	2013	302,901	120,000	429,927	140,770	81,672	1,075,270
Research and Development	2012	283,655	225,000	409,838	608,826	67,257	1,594,576
Einat Brill Almon, Ph.D.	2014	263,917	85,000	205,244	56,170	68,489	678,820
Senior Vice President,	2013	261,505	100,000	378,745	126,208	66,600	933,058
Product Development	2012	244,716	215,000	361,048	547,846	67,763	1,436,373
Yossi Maimon, CPA	2014	299,090	225,000	205,244	56,170	74,493	859,997
Vice President,	2013	292,096	110,000	378,745	126,208	67,739	974,788
Chief Financial Officer	2012	268,618	157,500	361,048	544,199	58,231	1,389,596
Tzvi Palash	2014	233,669	50,000	113,161	11,413	74,520	482,763
Chief Operating Officer	2013	231,668	20,000	208,822	72,055	72,105	604,650
	2012	216,451	35,000	199,064	152,240	66,274	669,029

________________________________

(1)         Includes employer contributions to pension and/or insurance plans and other miscellaneous payments.

(2)         Mr. Manor commenced his tenure as our President and Chief Executive Officer as of November 1, 2014.

(3)         Dr. Aviezer’s tenure as our President and Chief Executive Officer ended as of November 1, 2014.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information with respect to the Named Executive Officers concerning equity awards as of December 31, 2014.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date		Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
Moshe Manor	56,250	843,750	2.37	9	/29/2024	—	—
David Aviezer	853,563	-	0.972	9	/10/2016
	600,000	-	5.00	2	/7/2018
	100,000	-	2.65	2	/25/2019
	208,333	41,667	6.90	2	/25/2020
						104,500	192,280
Yoseph Shaaltiel	122,162	-	0.001	6	/30/2016
	263,728	-	5.00	2	/7/2018
	50,000	-	2.65	2	/25/2019
	120,833	24,167	6.90	2	/25/2020
						91,875	169,050
Einat Brill Almon	311,272		5.00	2	/7/2018
	108,333	21,667	6.90	2	/25/2020
						80,938	148,926
Yossi Maimon	175,000		5.00	2	/7/2018
	108,333	21,667	6.90	2	/25/2020
						80,938	148,926
Tzvi Palash	160,000		7.55	8	/29/2020
						44,625	82,110

Potential Payments upon Termination or Change-in-Control

Each of our Named Executive Officers (while they remain employed by our company) is entitled to be insured by Protalix Ltd. under a Manager’s Policy in lieu of severance upon termination. The intention of such Manager’s Policies is to provide our officers with severance protection of one month’s salary for each year of employment. We do not provide any change in control benefits to our Named Executive Officers except for certain cash bonuses and the acceleration of the vesting periods for outstanding options and restricted stock, subject to certain conditions. Had we experienced a change of control on December 31, 2014, the value of the acceleration of the vesting period of Mr. Manor’s options would be $0; as of the same date all options held by each of our other Named Executive Officers were fully vested and, accordingly, the value of the acceleration of the stock options held by each of them as of such date would be zero. In addition, had we experienced a change of control on December 31, 2014, the value of the acceleration of the shares of restricted stock held by each of Dr. Shaaltiel, Dr. Brill Almon, Mr. Maimon and Mr. Palash would be $169,050, $148,926, $148,926, and $82,110, respectively.

Employment Arrangements

Moshe Manor. Mr. Manor joined Protalix Ltd. as its President and Chief Executive Officer pursuant to an employment agreement dated September 28, 2014. Pursuant to the employment agreement, his current monthly base salary is NIS 100,000 (approximately $25,714) and Mr. Manor is entitled to an annual discretionary bonus subject to the sole discretion of our Board of Directors. The Board of Directors shall determine the bonus on the basis of agreed-upon annual objectives which shall include both measurable and strategic parameters. The monthly salary is subject to cost of living adjustments from time to time as may be required by law. The Board of Directors also granted to Mr. Manor options to purchase 900,000 shares of our common stock at an exercise price equal to $2.37 per share, the closing sales price of the common stock on the NYSE MKT for the last trading day immediately preceding the effective date of the grant. The options vest over four years on a quarterly basis in 16 equal increments, subject to certain conditions. Vesting of the options will be accelerated in full upon a Corporate Transaction or a Change in Control, as those terms are defined in the Company’s 2006 Stock Incentive Plan, as amended. Mr. Manor’s employment agreement is terminable by our company on 90 days written notice for any reason during the first year of the agreement’s term and on 180 days written notice thereafter. Mr. Manor may terminate the agreement on 90 days written notice for any reason during its term. We may terminate the Agreement for cause without notice. Mr. Manor is entitled to be insured by the Company under a Manager’s Policy in lieu of severance, company contributions towards vocational studies, annual recreational allowances, a company car and a company phone. Mr. Manor is entitled to 24 working days of vacation.

David Aviezer, Ph.D., MBA. Dr. Aviezer originally served as Protalix Ltd.’s Chief Executive Officer on a consultancy basis pursuant to a Consulting Services Agreement between Protalix Ltd. and Agenda Biotechnology Ltd., a company wholly-owned by Dr. Aviezer. On September 11, 2006, Protalix Ltd. entered into an employment agreement with Dr. Aviezer pursuant to which he agreed to be employed as Protalix Ltd.’s President and Chief Executive Officer, which agreement supersedes the Consultancy Services Agreement. Dr. Aviezer served as our President and Chief Executive Officer until November 2014. At the end of Dr. Aviezer’s tenure as our President and Chief Executive Officer, his monthly base salary was NIS 148,000 (approximately $38,056) and he was entitled to an annual bonus at the Board’s discretion. The monthly salary was subject to cost of living adjustments from time to time. Dr. Aviezer was eligible under the employment agreement to receive a substantial bonus in the event of certain public offerings or acquisition transactions, which bonus shall be at the discretion of the Board, and certain specified bonuses in the event Protalix achieves certain specified milestones. In connection with the employment agreement, in addition to other options already held by Dr. Aviezer granted to Dr. Aviezer options to purchase 16,000 ordinary shares of Protalix Ltd. at an exercise price equal to $59.40 per share, which we assumed as options to purchase 977,297 shares of our common stock at $0.97 per share. Such options vest quarterly retroactively from June 1, 2006, over a four-year period. In addition, in 2008 we granted to Dr. Aviezer an option to purchase 600,000 shares of our common stock at an exercise price equal to $5.00 per share. The option vests variably over a five-year period that commenced on January 1, 2008. In 2009, we granted Dr. Aviezer an option to purchase 100,000 shares of our common stock at an exercise price equal to $2.65 per share. As of December 31, 2009, all of those options had fully vested. In 2010, we granted Dr. Aviezer an option to purchase 250,000 shares of our common stock at an exercise price equal to $6.90 per share, which option vests quarterly over a three-year period commencing upon FDA approval of taliglucerase alfa, if at all, and on July 16, 2012, we granted Dr. Aviezer 418,000 restricted shares of common stock that vest quarterly in 16 equal increments over a four-year period. Dr. Aviezer’s employment agreement was terminable by either party on 90 days’ written notice for any reason and terminable by us for cause without notice. Dr. Aviezer was entitled to be insured by Protalix Ltd. under a Manager’s Policy in lieu of severance, company contributions towards vocational studies, annual recreational allowances, a company car and a company phone. Dr. Aviezer was entitled to 29 working days of vacation.

Yoseph Shaaltiel, Ph.D. Dr. Shaaltiel founded Protalix Ltd. in 1993 and currently serves as our Executive Vice President, Research and Development. Dr. Shaaltiel entered into an employment agreement with Protalix Ltd. on September 1, 2001. Pursuant to the employment agreement, his current monthly base salary is NIS 85,000 (approximately $21,856) per month. The employment agreement is terminable by Protalix Ltd. on 90 days’ written notice for any reason and we may terminate the agreement for cause without notice. In 2008 we granted to Dr. Shaaltiel an option to purchase 263,728 shares of our common stock at an exercise price equal to $5.00 per share. The option vests variably over a five-year period that commenced on January 1, 2008. In 2009, we granted Dr. Shaaltiel an option to purchase 50,000 shares of our common stock at an exercise price equal to $2.65 per share. As of December 31, 2009, all of those options had fully vested. In 2010, we granted Dr. Shaaltiel an option to purchase 145,000 shares of our common stock at an exercise price equal to $6.90 per share, which option vests quarterly over a three-year period commencing upon FDA approval of taliglucerase alfa, if at all, and on July 16, 2012, we granted Dr. Shaaltiel 210,000 restricted shares of common stock that vest quarterly in 16 equal increments over a four-year period. Dr. Shaaltiel is entitled to be insured by Protalix Ltd. under a Manager’s Policy in lieu of severance, company contributions towards vocational studies, annual recreational allowances, a company car and a company phone. Dr. Shaaltiel is entitled to 29 working days of vacation.

Einat Brill Almon, Ph.D. Dr. Brill Almon joined Protalix Ltd. on December 19, 2004 as its Vice President, Product Development, pursuant to an employment agreement effective on December 19, 2004 by and between Protalix Ltd. and Dr. Brill Almon, and currently serves as our Senior Vice President, Product Development. Pursuant to the employment agreement, her current monthly base salary is NIS 73,500 per month (approximately $18,899). She is also entitled to certain specified bonuses in the event that Protalix achieves certain specified clinical development milestones within specified timelines. In connection with the employment agreement, Protalix agreed to grant to Dr. Brill Almon options to purchase 7,919 ordinary shares of Protalix Ltd. at exercise prices equal to $24.36 and $59.40 per share, which we assumed as options to purchase 483,701 shares of our common stock at $0.40 and $0.97 per share. The options vest over four years. In addition, in 2008 we granted to Dr. Brill Almon an option to purchase 311,272 shares of our common stock at an exercise price equal to $5.00 per share. The option vests variably over a five-year period that commenced on January 1, 2008. In 2009, we granted to Dr. Brill Almon an option to purchase 50,000 shares of our common stock at an exercise price equal to $2.65 per share. As of December 31, 2009, all of those options had fully vested. In 2010, we granted Dr. Brill Almon an option to purchase 130,000 shares of our common stock at an exercise price equal to $6.90 per share, which option vests quarterly over a three-year period commencing upon FDA approval of taliglucerase alfa, if at all, and on July 16, 2012, we granted Dr. Brill Almon 185,000 restricted shares of common stock that vest quarterly in 16 equal increments over a four-year period. The employment agreement is terminable by either party on 60 days’ written notice for any reason and we may terminate the agreement for cause without notice. Dr. Brill Almon is entitled to be insured by Protalix Ltd. under a Manager’s Policy in lieu of severance, company contributions towards vocational studies, annual recreational allowances, a company car and a company phone at up to NIS 1,000 per month. Dr. Brill Almon is entitled to 29 working days of vacation.

Yossi Maimon, CPA. Mr. Maimon joined Protalix Ltd. as its Chief Financial Officer pursuant to an employment agreement effective as of October 15, 2006 by and between Protalix Ltd. and Mr. Maimon and currently serves as our Chief Financial Officer. Pursuant to the employment agreement, his current monthly base salary is NIS 73,500 (approximately $18,899) and Mr. Maimon is entitled to an annual discretionary bonus and additional discretionary bonuses in the event Protalix achieves significant financial milestones, subject to the Board’s sole discretion. The monthly salary is subject to cost of living adjustments from time to time. In connection with the employment agreement, Protalix agreed to grant to Mr. Maimon options to purchase 10,150 ordinary shares of Protalix Ltd. at an exercise price equal to $59.40 per share, which we assumed as options to purchase 619,972 shares of our common stock at $0.97 per share. The first 25% of such options shall vest on the first anniversary of the grant date and the remainder shall vest quarterly in 12 equal increments. In addition, in 2008 we granted to Mr. Maimon an option to purchase 175,000 shares of our common stock at an exercise price equal to $5.00 per share. The option vests variably over a five-year period that commenced on January 1, 2008. In 2009, we granted to Mr. Maimon an option to purchase 50,000 shares of our common stock at an exercise price equal to $2.65 per share. As of December 31, 2009, all of those options had fully vested. In 2010, we granted Mr. Maimon an option to purchase 130,000 shares of our common stock at an exercise price equal to $6.90 per share, which option vests quarterly over a three-year period commencing upon FDA approval of taliglucerase alfa, if at all, and on July 16, 2012, we granted Mr. Maimon 185,000 restricted shares of common stock that vest quarterly in 16 equal increments over a four-year period. The employment agreement is terminable by either party on 60 days’ written notice for any reason and we may terminate the agreement for cause without notice. Mr. Maimon is entitled to be insured by Protalix Ltd. under a Manager’s Policy in lieu of severance, company contributions towards vocational studies, annual recreational allowances, a company car and a company phone. Mr. Maimon is entitled to 29 working days of vacation.

Tzvi Palash. Mr. Palash joined Protalix Ltd. as its Chief Operating Officer pursuant to an employment agreement effective September 6, 2010 and currently serves as our Chief Operating Officer. Pursuant to the employment agreement, Mr. Palash’s current monthly base salary is NIS 69,000 (approximately $17,742) and Mr. Palash is entitled to an annual discretionary bonus for performance subject to the sole discretion of our compensation committee. The monthly salary is subject to cost of living adjustments from time to time as may be required by law. In connection with the employment agreement, we granted to Mr. Palash options to purchase 160,000 shares of our common stock with an exercise price equal to $7.55 per share. The first 25% of such options vested on the first anniversary of the grant date and the remainder vest quarterly in 12 equal increments. In addition, on July 16, 2012, we granted Mr. Palash 102,000 restricted shares of common stock that vest quarterly in 16 equal increments over a four-year period. The employment agreement is terminable by either party on 60 days’ written notice for any reason and we may terminate the agreement for cause without notice. Mr. Palash is entitled to be insured by Protalix Ltd. under a Manager’s Policy in lieu of severance, company contributions towards vocational studies, annual recreational allowances, a company car, a company phone, a company laptop and lodging accommodations in the Carmiel area. Mr. Palash is entitled to 27 working days of vacation.

Amended 2006 Stock Incentive Plan

Our Board of Directors and a majority of our shareholders approved our 2006 Stock Incentive Plan on December 14, 2006. Our shareholders approved an amendment to the plan on June 17, 2012 and subsequently on November 10, 2014. There are 13,841,655 shares of our common stock reserved for issuance, in the aggregate, under the amended 2006 Stock Incentive Plan, subject to adjustment for a stock split or any future stock dividend or other similar change in our common stock or our capital structure. As of December 31, 2014, options to acquire 1,923,444 shares of common stock remain available for grant under the amended 2006 Stock Incentive Plan.

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

In the event of a change in control, except as otherwise provided in a participant’s award agreement, following a change in control (other than a change in control that also is a corporate transaction) and upon the termination of a participant’s service without cause within 12 months after a change in control, each award of such participant that is outstanding at such time will automatically become fully vested and exercisable immediately upon the participant’s termination. In addition, the stock options and shares of restricted stock issued to each of our Named Executive Officers are subject to accelerated vesting immediately upon a corporate transaction or a change in control of our company, as defined in our amended 2006 stock incentive plan.

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

Unless terminated sooner, the amended 2006 stock incentive plan will automatically terminate on December 31, 2020. Our Board of Directors has the authority to amend, suspend or terminate our amended 2006 stock incentive plan. No amendment, suspension or termination of the amended 2006 stock incentive plan shall adversely affect any rights under awards already granted to a participant. To the extent necessary to comply with applicable provisions of federal securities laws, state corporate and securities laws, the Internal Revenue Code, the rules of any applicable stock exchange or national market system, and the rules of any non-U.S. jurisdiction applicable to awards granted to residents therein (including the Tax Ordinance), we shall obtain shareholder approval of any such amendment to the 2006 stock incentive plan in such a manner and to such a degree as required.

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

Compensation of Directors

The following table sets forth information with respect to compensation of our non-employee directors during fiscal year 2014. The fees to our current directors were paid by Protalix Ltd.

Name	Fees Earned or Paid in Cash ($)	Option Awards	Total ($)
Shlomo Yanai (1)	87,500	69,521	157,021
Zeev Bronfeld	113,000	—	113,000
Amos Bar Shalev	80,000	—	80,000
Yodfat Harel Buchris	80,000	—	80,000
Roger D. Kornberg	55,000	—	55,000
Aharon Schwartz (2)	5,555	—	5,555
Eyal Sheratzky (3)	68,888	—	68,888

(1)    Mr. Yanai’s tenure on our Board of Directors commenced on July 24, 2014. On that same date, the Board of Directors granted to Mr. Yanai a 10-year option to purchase 150,000 shares of our common stock with an exercise price of $3.37 per share. The options vest over a three-year period; the first 50,000 shares vest on the first anniversary of the grant date and the remaining shares vest in eight equal quarterly increments over the subsequent two year period, subject to certain terms and conditions. The vesting of the options is accelerated in full upon a Corporate Transaction or a Change in Control, as those terms are defined in our amended 2006 Stock Incentive Plan. We estimated the fair value of the option on the date of grant using the Black-Scholes option-pricing model to be approximately $193,000.

(2)    Dr. Schwartz was elected to serve on our Board of Directors on November 10, 2014.

(3)    Mr. Sheratzky’s tenure on our Board of Directors ended on November 10, 2014.

Directors’ fees paid to each of Zeev Bronfeld and Eyal Sheratzky are paid to the applicable director’s employer in accordance with arrangements between the director and the employer.

Compensation Committee Interlocks and Insider Participation

Our Compensation Committee currently consists of Messrs. Bar Shalev and Bronfeld and Mrs. Harel Buchris. No member of our Compensation Committee or any executive officer of our company or of Protalix Ltd. has a relationship that would constitute an interlocking relationship with executive officers or directors of another entity. No Compensation Committee member is or was an officer or employee of ours or of Protalix Ltd. Further, none of our executive officers serves on the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our Board of Directors or Compensation Committee.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information, as of March 1, 2015, regarding beneficial ownership of our common stock:

•	each person who is known by us to own beneficially more than 5% of our common stock;

•	each director;

•	each of our Chief Executive Officer, our Executive Vice President, Research and Development, our Senior Vice President, Product Development, our Chief Financial Officer and our Chief Operating Officer; and

•	all of our directors and executive officers collectively.

Unless otherwise noted, we believe that all persons named in the table have sole voting and investment power with respect to all shares of our common stock beneficially owned by each of them. For purposes of these tables, a person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from March 1, 2015 upon exercise of options, warrants and convertible securities. Each beneficial owner’s percentage ownership is determined by assuming that options, warrants and convertible securities that are held by such person (but not those held by any other person) and that are exercisable within such 60 days from such date have been exercised. The information set forth below is based upon information obtained from the beneficial owners, upon information in our possession regarding their respective holdings and upon information filed by the holders with the Commission. The percentages of beneficial ownership are based on 93,603,819 shares of our common stock outstanding as of March 1, 2015.

The address for all directors and officers is c/o Protalix BioTherapeutics, Inc., 2 Snunit Street, Science Park, P.O. Box 455, Carmiel, Israel, 20100.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class (%)
Board of Directors and Executive Officers
Shlomo Yanai (1)	—	—
Moshe Manor (2)	112,500	*
Amos Bar Shalev	1,680	*
Zeev Bronfeld (3)	2,162,481	2.3
Yodfat Harel Buchris (4)	137,424	*
Roger D. Kornberg, Ph.D. (5)	50,000	*
Aharon Schwartz	—	—
Einat Brill Almon, Ph.D. (6)	557,627	*
Yossi Maimon (7)	421,355	*
Tzvi Palash (8)	230,125	*
Yoseph Shaaltiel, Ph.D. (9)	1,176,936	1.3
All executive officers and directors as a group (11 persons) (10)	4,850,126	5.1
5% Holders
Al-Rov (Israel) Ltd. (11)	4,915,383	5.3
Federated Investors Inc. (12)	10,270,101	11.0
Baillie Gifford & Co. (13)	6,510,158	7.0
Consonance Capital Management LP (14)	5,077,338	5.4

__________________________________

* less than 1%.

(1)           Does not include 150,000 shares of our common stock underlying options that will not vest within 60 days of March 1, 2015.

(2)           Consists of 112,500 shares of our common stock issuable upon exercise of outstanding options within 60 days of March 1, 2015. Does not include 787,500 shares of our common stock underlying options that will not vest within 60 days of March 1, 2015.

(3)           Consists of shares of our common stock held directly by Mr. Bronfeld.

(4)           Represents shares held by YP & 6 Partners Ltd. Mrs. Harel Buchris is a director and shareholder of YP & 6 Partners Ltd. Mrs. Harel Buchris disclaims beneficial ownership of these shares except to the extent of her pecuniary interest therein.

(5)           Consists of 50,000 shares of our common stock issuable upon exercise of outstanding options within 60 days of March 1, 2015.

(6)           Consists of 430,439 shares of our common stock issuable upon exercise of outstanding options within 60 days of March 1, 2015 and 127,188 restricted shares of our common stock that have vested or will vest within 60 days of March 1, 2015. Does not include 10,833 shares of our common stock underlying options that will not vest within 60 days of March 1, 2015 and 57,813 restricted shares of our common stock that will not vest within 60 days of March 1, 2015.

(7)           Consists of 294,167 shares of our common stock issuable upon exercise of outstanding options within 60 days of March 1, 2015 and 127,188 restricted shares of our common stock that have vested or will vest within 60 days of March 1, 2015. Does not include 10,833 shares of our common stock underlying options that will not vest within 60 days of March 1, 2015 and 57,813 restricted shares of our common stock that will not vest within 60 days of March, 2015.

(8)           Consists of 160,000 shares of our common stock issuable upon exercise of outstanding options within 60 days of March 1, 2015 and 70,125 restricted shares of our common stock that have vested or will vest within 60 days of March 1, 2015. Does not include 31,875 restricted shares of our common stock that will not vest within 60 days of March 1, 2015.

(9)           Consists of 463,754 shares of our common stock held by Dr. Shaaltiel, 568,807 shares of our common stock issuable upon exercise of outstanding options within 60 days of March 1, 2015 and 144,375 restricted shares of our common stock that have vested or will vest within 60 days of March, 2015. Does not include 12,083 shares of our common stock underlying options that will not vest within 60 days of March 1, 2015 and 65,625 restricted shares of our common stock that will not vest within 60 days of March 1, 2015.

(10)         Consists of 2,765,339 shares of our common stock, 1,615,912 shares of our common stock issuable upon exercise of outstanding options within 60 days of March 1, 2015 and 468,875 restricted shares of our common stock that have vested or will vest within 60 days of March 1, 2015. Does not include 971,250 shares of common stock issuable upon exercise of outstanding options and 213,125 restricted shares of our common stock that will not vest within 60 days of March 1, 2015.

(11)         The address is Alrov Tower, 46 Rothschild Blvd., Tel Aviv 66883, Israel. Consists of 4,229,337 shares of our common stock held by Al-Rov (Israel) Ltd., or Al-Rov Israel, and 686,046 shares of our common stock held by Techno-Rov Holdings (1993) Ltd., or Techno-Rov Holdings. Al-Rov Israel owns 100% of the outstanding shares of Al-Rov Technologies Holdings LTD, the holder of 80% of Techno-Rov Holdings.

(12)         Based solely on a Schedule 13G/A filed on February 11, 2015 by Federated Investors, Inc. for December 31, 2014.

(13)         Based solely on a Schedule 13G/A filed by Baillie Gifford & Co. on January 29, 2015 for December 31, 2014.

(14)         Based solely on a Schedule 13G filed on February 17, 2015 by Consonance Capital Management LP for December 31, 2014.

Equity Compensation Plan Information

The following table provides information as of December 31, 2014 with respect to the shares of our common stock that may be issued under our existing equity compensation plan.

	A	B	C
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Equity Compensation Plans Approved by Shareholders	6,833,159	$3.38	1,923,444
Equity Compensation Plans Not Approved by Shareholders	631,866	$10.24	-
Total	7,465,025	$3.96	1,923,444

Item 13.   Certain Relationships and Related Transactions, and Director Independence

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

Independent Directors

We believe a majority of the members of our Board of Directors are independent from management. When making determinations from time to time regarding independence, the Board of Directors will reference the listing standards adopted by the NYSE MKT as well as the independence standards set forth in the Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated by the Commission under that Act. We anticipate our Board of Directors will analyze whether a director is independent by evaluating, among other factors, the following:

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

Under these standards, our Board of Directors has determined that Messrs. Bar Shalev and Bronfeld and Mrs. Harel Buchris are considered “independent” pursuant to the rules of the NYSE MKT and Section 10A(m)(3) of the Exchange Act. In addition, our Board of Directors has determined that at least two of these directors are able to read and understand fundamental financial statements and have substantial business experience that results in their financial sophistication, qualifying them for membership on our audit committee. Our Board of Directors has also determined that Mr. Bar Shalev, Mr. Bronfeld, Mrs. Harel Buchris, Dr. Kornberg, Dr. Schwartz and Mr. Yanai are “independent” pursuant to the rules of the NYSE MKT.

The position of chairman of the board is not held by our chief executive officer at this time. The Board of Directors does not have a policy mandating the separation of these functions. We believe it is in our best interest that Mr. Yanai serve as the chairman of our board. This decision was based on Mr. Yanai’s vast global operating experience in the life-science and pharmaceutical and agro-chemicals industry as well as the global perspective he brings to our Board of Directors, incorporating his industry and board leadership experience and his distinguished military service. Our non-management directors hold formal meetings, separate from management, at least twice per year. We have no formal policy regarding attendance by our directors at annual shareholders meetings, although we encourage such attendance and anticipate most of our directors will attend these meetings. Messrs. Bronfeld, Bar Shalev, Manor and Yanai, and Mrs. Harel Buchris attended our 2014 annual meeting of shareholders.

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

Item 14.         Principal Accountant Fees and Services

The following table sets forth fees billed to us by our independent registered public accounting firm during the fiscal years ended December 31, 2014 and 2013 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements; (ii) services by our independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees; (iii) services rendered in connection with tax compliance, tax advice and tax planning; and (iv) all other fees for services rendered.

	Year Ended December 31,
	2014	2013
Audit Fees	$246,000	$246,000
Audit Related Fees	$10,000	$10,000
Tax Fees	$51,380	$57,334
All Other Fees	$-	$22,560

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

Prior to entering into the engagement letter with our independent registered accountants, our Audit Committee approved the 2014 audit fees. For fiscal year 2015, our Audit Committee has approved fees for certain permissible non-audit services to be rendered by our independent registered accounting firm.

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

3.  Exhibits.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Date	Filed Herewith
3.1	Amended and Restated Articles of Incorporation of the Company	S-4	333-48677	3.4	March 26, 1998

3.2	Article of Amendment to Articles of Incorporation dated June 9, 2006	8-A	001-33357	3.2	March 9, 2007

3.3	Article of Amendment to Articles of Incorporation dated December 13, 2006	8-A	001-33357	3.3	March 9, 2007

3.4	Article of Amendment to Articles of Incorporation dated December 26, 2006	8-A	001-33357	3.4	March 9, 2007

3.5	Article of Amendment to Articles of Incorporation dated February 26, 2007	8-A	001-33357	3.5	March 9, 2007

3.6	Article of Amendment to Articles of Incorporation dated December 17, 2014					X

3.7	Amended and Restated Bylaws of the Company					X

4.1	Form of Restricted Stock Agreement/Notice	8-K	001-33357	3.1	July 18, 2012

4.2	Indenture, dated as of September 18, 2013, between Protalix BioTherapeutics, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee	8-K		4.1	September 18, 2013

4.3	Form of 4.50% Convertible Note due 2018	8-K	001-33357	4.2	September 18, 2013

10.1	2006 Stock Incentive Plan, as amended	Def 14A	001-33357	Annex A	October 9, 2014

10.2	Employment Agreement between Protalix Ltd. and Yoseph Shaaltiel, dated as of September 1, 2004	8-K	001-33357	10.3	January 8, 2007

10.3	Employment Agreement between Protalix Ltd. and Einat Almon, dated as of December 19, 2004	8-K	001-33357	10.3	January 8, 2007

10.4	Employment Agreement between Protalix Ltd. and Yossi Maimon, dated as of October 15, 2006	8-K	001-33357	10.5	January 8, 2007

10.5†	License Agreement entered into as of April 12, 2005, by and between Icon Genetics AG and Protalix Ltd.	8-K/A	001-33357	10.6	September 20, 2007

10.6	Lease Agreement between Protalix Ltd. and Angel Science Park (99) Ltd., dated as of October 28, 2003 as amended on April 18, 2005	8-K	001-33357	10.9	January 8, 2007

10.7	Stock Option Award Agreement grant by and between the Company and Steven Rubin, dated as of December 31, 2006	10-K	001-33357	10.13	March 30, 2007

10.8	First Amendment to the December 31, 2006 Stock Option Award Agreement by and between the Company and Steven Rubin, effective as of February 28, 2007	10-K	001-33357	10.16	March 30, 2007

10.9	Scientific Advisory Board Agreement dated August 5, 2007 by and between the Company and Aaron Ciechanover, M.D.	8-K	001-33357	10.1	August 6, 2007

10.10	Unprotected Lease Agreement	10-K	001-33357	10.21	March 17, 2008

10.11†	Exclusive License and Supply Agreement dated as of November 30, 2009 between Protalix Ltd. and Pfizer Inc.	10-K	001-33357	10.16	February 26, 2010

10.12	Employment Agreement by and between Protalix Ltd., and Tzvi Palash dated as of August 29, 2010	8-K	001-33357	10.1	September 7, 2010

10.13†	License Agreement between Protalix BioTherapeutics Ltd. and Virginia Tech Intellectual Properties, Inc.	10-Q	001-33357	10.2	November 8, 2010

10.14†	Amended and Restated Agreement between Protalix Ltd. and Comercio e Serviços Ltda. dated June 17, 2013	10-Q	001-33357	10.1	May 8, 2014

10.15†	Amendment dated June 18, 2013 to the Exclusive License and Supply Agreement between Pfizer Inc. and Protalix Ltd., dated as of November 30, 2009	10-Q	001-33357	10.2	May 8, 2014

10.16†	Technology Transfer and Supply Agreement made as of June 18, 2013 by and between Protalix Ltd. and Fundação Oswaldo Cruz	10-Q	001-33357	10.3	May 8, 2014

10.17	Employment Agreement with Moshe Manor dated September 28, 2014	8-K	001-33357	10.1	September 29, 2014

21.1	Subsidiaries	10-K	001-33357	21.1	February 26, 2010

23.1	Consent of Kesselman & Kesselman, Certified Public Accountants (Isr.), A member of PricewaterhouseCoopers International Limited, independent registered public accounting firm for the Registrant					X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Certification of Chief Executive Officer	X

32.2	18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Certification of Chief Financial Officer	X

101.INS	XBRL INSTANCE FILE	X

101.SCH	XBRL SHEMA FILE	X

101.CAL	XBRL CALCULATION FILE	X

101.DEF	XBRL DEFINITION FILE	X

101.LAB	XBRL LABEL FILE	X

101.PRE	XBRL PRESENTATION FILE	X

_____________________

† Portions of this exhibit were omitted and have been filed separately with the Secretary of the Securities and Exchange Commission pursuant to the Registrant’s application requesting confidential treatment under Rule 24b-2 of the Exchange Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of March 12, 2015.

PROTALIX BIOTHERAPEUTICS, INC.

By:	/s/ Moshe Manor
Moshe Manor

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Moshe Manor and Yossi Maimon, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and re-substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Moshe Manor	President, Chief Executive Officer (Principal Executive Officer) and Director	March 12, 2015
Moshe Manor

/s/ Yossi Maimon	Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)	March 12, 2015
Yossi Maimon

/s/ Shlomo Yanai	Chairman of the Board	March 12, 2015
Shlomo Yanai

/s/ Amos Bar Shalev	Director	March 12, 2015
Amos Bar Shalev

/s/ Zeev Bronfeld	Director	March 12, 2015
Zeev Bronfeld

/s/ Yodfat Harel Buchris	Director	March 12, 2015
Yodfat Harel Buchris

/s/ Aharon Schwartz	Director	March 12, 2015
Aharon Schwartz, Ph.D.

PROTALIX BIOTHERAPEUTICS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders of

PROTALIX BIOTHERAPEUTICS, INC.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in capital deficiency and cash flows present fairly, in all material respects, the financial position of Protalix BioTherapeutics, Inc. and its subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control over Financial Reporting” appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Tel-Aviv, Israel	/s/ Kesselman & Kesselman
March 12, 2015	Kesselman & Kesselman
Certified Public Accountants (Isr.)
A member firm of PricewaterhouseCoopers
International Limited

Kesselman & Kesselman, Trade Tower, 25 Hamered Street, Tel-Aviv 6812508, Israel, P.O Box 5005 Tel-Aviv 6150001 Telephone: +972 -3- 7954555, Fax:+972 -3- 7954556, www.pwc.co.il

PROTALIX BIOTHERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share amounts)

	December 31,
	2013	2014

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$86,398	$54,767
Accounts receivable- Trade	2,091	1,884
Other assets	1,457	2,202
Inventories	7,957	6,667
Total current assets	97,903	65,520

FUNDS IN RESPECT OF EMPLOYEE
RIGHTS UPON RETIREMENT	1,578	1,555
PROPERTY AND EQUIPMENT, NET	13,711	11,282
DEFERRED CHARGES	141	113
Total assets	$113,333	$78,470

LIABILITIES NET OF CAPITAL DEFICIENCY

CURRENT LIABILITIES:

Accounts payable and accruals:
Trade	$5,254	$3,951
Other	12,073	15,496
Deferred revenues	9,369	6,763
Total current liabilities	26,696	26,210

LONG TERM LIABILITIES:
Convertible notes	67,048	67,464
Deferred revenues	41,796	37,232
Liability in connection with collaboration operation	2,371	912
Liability for employee rights upon retirement	2,368	2,253
Total long term liabilities	113,583	107,861
Total liabilities	140,279	134,071

COMMITMENTS (Note 6)

CAPITAL DEFICIENCY:
Common Stock, $0.001 par value:
Authorized - as of December 31, 2013 and 2014,
150,000,000 shares; issued and outstanding - as of December 31, 2013 and 2014, 93,551,098 shares and 93,603,819 shares, respectively	93	94
Additional paid-in capital	184,346	185,633
Accumulated deficit	(211,385)	(241,328)
Total capital deficiency	(26,946)	(55,601)
Total liabilities net of capital deficiency	$113,333	$78,470

The accompanying notes are an integral part of the consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(U.S. dollars in thousands, except shares and per share amounts)

	Year ended December 31,
	2012	2013	2014

REVENUES (see Note 11(c))	$34,870	$10,479	$13,651
COMPANY’S SHARE IN COLLABORATION AGREEMENT	(446)	1,034	1,509
COST OF REVENUES	(8,144)	(5,428)	(9,053)
GROSS PROFIT	26,280	6,085	6,107
RESEARCH AND DEVELOPMENT EXPENSES	(36,665)	(33,313)	(29,761)
Less – grants and reimbursements	7,976	8,497	8,111
RESEARCH AND DEVELOPMENT EXPENSES, NET	(28,689)	(24,816)	(21,650)
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(9,763)	(8,385)	(9,661)
OPERATING LOSS	(12,172)	(27,116)	(25,204)
FINANCIAL EXPENSES	(34)	(1,065)	(4,935)
FINANCIAL INCOME	588	391	196
FINANCIAL INCOME (EXPENSES) – NET	554	(674)	(4,739)
NET LOSS FOR THE YEAR	$(11,618)	$(27,790)	$(29,943)
Net loss per share of common stock – basic and diluted	$(0.13)	$(0.30)	$(0.32)
Weighted average number of shares of common stock used in computing loss per share of common stock, basic and diluted	90,845,901	92,368,138	92,891,846

The accompanying notes are an integral part of the consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL DEFICIENCY

(U.S. dollars in thousands, except share data)

			Additional
	Common	Common	paid–in	Accumulated
	Stock	Stock	Capital	deficit	Total
	Number of shares	Amount
Balance at January 1, 2012	85,630,157	86	145,814	(171,977)	(26,077)
Changes during 2012:
Common stock issued for cash (net of issuance costs of $1,780)	5,175,000	5	25,383		25,388
Share-based compensation related to stock options			4,612		4,612
Share-based compensation related to restricted stock award, net of forfeitures of 3,208 shares	1,496,792	1	3,138		3,139
Exercise of options granted to employees and non-employees	1,187,860	1	1,198		1,199
Net Loss				(11,618)	(11,618)
Balance at December 31, 2012	93,489,809	93	180,145	(183,595)	(3,357)
Changes during 2013:
Share-based compensation related to stock options			1,013		1,013
Share-based compensation related to restricted stock award, net of forfeitures of 17,834 shares	(17,834)		3,076		3,076
Exercise of options granted to employees	79,123	*	112		112
Net Loss				(27,790)	(27,790)
Balance at December 31, 2013	93,551,098	93	184,346	(211,385)	(26,946)
Changes during 2014:
Share-based compensation related to stock options			467		467
Share-based compensation related to restricted stock award, net of forfeitures of 185,709 shares	(81,209)		775		775
Exercise of options granted to employees (includes net exercise)	133,930	1	45		46
Net Loss				(29,943)	(29,943)
Balance at December 31, 2014	93,603,819	94	185,633	(241,328)	(55,601)

* Represents an amount less than $1.

The accompanying notes are an integral part of the consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

	Year ended December 31,
	2012	2013	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(11,618)	$(27,790)	$(29,943)
Adjustments required to reconcile net loss to net cash
provided by (used in) operating activities:
Share based compensation	7,751	4,089	1,242
Depreciation	3,692	3,539	3,140
Financial expenses (income), net (mainly exchange differences)	(171)	(264)	1,446
Changes in accrued liability for employee rights
upon retirement	276	200	140
Gain on amounts funded in respect of employee
rights upon retirement	(36)	(58)	(22)
Gain on sale of fixed assets			(3)
Amortization of debt issuance costs and debt discount		127	444
Changes in operating assets and liabilities:
Increase (decrease) in deferred revenues (including non-current portion)	1,281	(7,160)	(7,170)
Decrease (increase) in accounts receivable and other assets	243	1,904	(799)
Decrease (increase) in inventories	(3,760)	(3,918)	1,290
Increase (decrease) in accounts payable and accruals (including long term )	2,977	(1,322)	954
Net cash provided by (used in) operating activities	$635	$(30,653)	$(29,281)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	$(2,068)	$(1,890)	$(785)
Proceeds from sale of property and equipment			11
Investment in restricted deposit	(80)	(42)	(90)
Amounts funded in respect of employee rights
upon retirement, net	(138)	(170)	(137)
Net cash used in investing activities	$(2,286)	$(2,102)	$(1,001)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of convertible notes		$66,780
Issuance of shares, net of issuance cost	$25,328
Exercise of options	1,230	112	$46
Net cash provided by financing activities	$26,558	$66,892	$46
EFFECT OF EXCHANGE RATE CHANGES ON CASH	127	226	(1,395)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	25,034	34,363	(31,631)
BALANCE OF CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	27,001	52,035	86,398
BALANCE OF CASH AND CASH EQUIVALENTS AT END OF YEAR	$52,035	$86,398	$54,767

The accompanying notes are an integral part of the consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

(CONTINUED)

	Year ended December 31,
	2012	2013	2014

SUPPLEMENTARY INFORMATION ON INVESTING AND FINANCING ACTIVITIES NOT INVOLVING CASH FLOWS:
Purchase of property and equipment	$1,136	$186	$120

SUPPLEMENTARY DISCLOSURE ON CASH FLOWS
Interest paid			$3,079

The accompanying notes are an integral part of the consolidated financial statements.
F-7

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

Taliglucerase alfa is being marketed in the United States under the brand name Elelyso™ by Pfizer Inc. (“Pfizer”), the Company’s commercialization partner, as provided in the exclusive license and supply agreement by and between Protalix Ltd. and Pfizer (the “Pfizer Agreement”). The Company, through Protalix Ltd., markets Elelyso in Israel, and in Brazil under the brand name Uplyso™. See Note 2.

Protalix Ltd. granted Pfizer an exclusive, worldwide license to develop and commercialize taliglucerase alfa under the Pfizer Agreement, but retained those rights in Israel and, since 2014, in Brazil (see below). The Company has agreed to a specific allocation between Protalix Ltd. and Pfizer regarding the responsibilities for the continued development efforts for taliglucerase alfa. To date, the Company has received an upfront payment of $60.0 million in connection with the execution of the Pfizer Agreement and additional $30.0 million milestone payment mainly in connection with the FDA’s approval of taliglucerase alfa in the United States. The agreement provides that the Company share with Pfizer the net profits or loss related to the development and commercialization of taliglucerase alfa on a 40% and 60% basis, respectively, except with respect to the profits or losses related to commercialization efforts in Israel and Brazil, where the Company retains exclusive marketing rights. In calculating the net profits or losses under the agreement, there are certain agreed upon limits on the amounts that may be deducted from gross sales for certain expenses and costs of goods sold.

On June 18, 2013, Protalix Ltd. entered into a Supply and Technology Transfer Agreement (the “Brazil Agreement”) with Fundação Oswaldo Cruz (“Fiocruz”), an arm of the Brazilian MOH, for taliglucerase alfa. The brand name for taliglucerase alfa in Brazil is Uplyso. The first term of the technology transfer is seven years and the agreement may be extended for an additional five-year term, as needed, to complete the technology transfer. The technology transfer is designed to be effected in four stages and is intended to transfer to Fiocruz the capacity and skills required for the Brazilian government to construct its own manufacturing facility, at its sole expense, and to produce a sustainable, high quality, and cost effective supply of taliglucerase alfa. Under the agreement, Fiocruz committed to purchase at least approximately $40 million worth of taliglucerase alfa during the first two years of the agreement. With respect to the first required purchase amount, the Company has recorded revenues of approximately $3.5 million for sales of taliglucerase alfa to Fiocruz in 2014. In subsequent years, Fiocruz is required to purchase at least approximately $40 million worth of taliglucerase alfa per year. Protalix Ltd. is not required to complete the final stage of the technology transfer until Fiocruz purchases at least approximately $280 million worth of taliglucerase alfa. The Brazil Agreement became effective during January 2014.

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (continued):

If Fiocruz fails to comply with certain of its purchase commitments under the agreement, the Company has the right to terminate the agreement and all rights to the technology that were transferred to Fiocruz will be returned to the Company.

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

Cost of finished products is determined as follows: the value of the raw and packaging materials component is determined primarily on a using the “moving average” basis; the value of the labor and overhead component is determined on an average basis over the production period.

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

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (continued):

i.      Income taxes

1.     Deferred income taxes

Deferred taxes are determined utilizing the assets and liabilities method based on the estimated future tax effects of the differences between the financial accounting and tax bases of assets and liabilities under the applicable tax laws. Deferred tax balances are computed using the tax rates expected to be in effect when those differences reverse. A valuation allowance in respect of deferred tax assets is provided if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company has provided a full valuation allowance with respect to its deferred tax assets. See Note 10.

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

The Company’s trade receivables represent amounts to be received from Pfizer and the Company’s customers in Israel. The Company does not require Pfizer or any of its Israeli customers to post collateral with respect to receivables. The Company performs periodic credit evaluations of Pfizer’s financial condition and believes there is no significant risk with respect to Pfizer’s payment of the receivables. As all Israeli customers are government entities, the Company believes there is no significant risk with respect to its receivables from such entities.

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

Diluted LPS does not include 7,280,469, 10,675,304 and 18,850,724 shares of Common Stock underlying outstanding options, restricted shares of Common Stock and shares issuable upon conversion of the convertible notes (issued in September 2013) for the fiscal years ended December 31, 2012, 2013 and 2014, respectively, because the effect would be anti-dilutive.

o.     Convertible notes

The convertible notes are accounted for using the guidance provided set forth in FASB Accounting Standards Codification (ASC) 815 requiring that the Company determine whether the embedded conversion option must be separated and accounted for separately. The Company accounts for the convertible notes as a liability, on an aggregated basis, in their entirely.

p.      Recently issued accounting pronouncements

In August 2014, the Financial Accounting Standards Board (“FASB”) issued amended guidance related to the disclosure of uncertainties about an entity's ability to continue as a going concern. The new guidance requires management to evaluate whether there is substantial doubt about the entity’s ability to continue as a going concern and, as necessary, to provide related footnote disclosures. The guidance has an effective date of December 31, 2016. The Company believes that the adoption of this new standard will not have a material impact on its consolidated financial statements.

In May 2014, the FASB issued guidance on revenue from contracts with customers that will supersede most current revenue recognition guidance, including industry-specific guidance. The underlying principle is that an entity will recognize revenue upon the transfer of goods or services to customers in an amount that the entity expects to be entitled to in exchange for those goods or services. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions include capitalization of certain contract costs, consideration of the time value of money in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity's contracts with customers. The guidance is effective for the interim and annual periods beginning on or after December 15, 2016 (early adoption is not permitted). The guidance permits the use of either a retrospective or cumulative effect transition method. The Company is currently evaluating the potential effect of the amended guidance on its consolidated financial statements.

NOTE 2 - LICENSE AND SUPPLY AGREEMENT

On November 30, 2009, Protalix Ltd. and Pfizer entered into the Pfizer Agreement pursuant to which Pfizer was granted an exclusive, worldwide license to develop and commercialize taliglucerase alfa, except in Israel. Under the terms and conditions of the Pfizer Agreement, Protalix Ltd. retained the right to commercialize taliglucerase alfa in Israel. As mentioned in Note 1, in June 2013, Pfizer returned the commercialization rights in Brazil to Protalix Ltd. Under the Pfizer Agreement, Pfizer made an upfront payment to Protalix Ltd. of $60.0 million in connection with the execution of the agreement and shortly thereafter paid Protalix Ltd. an additional $5.0 million upon the Company’s filing of a proposed pediatric investigation plan to the Pediatric Committee of the EMA. Protalix Ltd. received a $25.0 million milestone payment in connection with the approval of taliglucerase alfa by the FDA in May 2012. Protalix Ltd. is entitled to 40% of the results (profits or losses) earned on Pfizer’s sales of taliglucerase alfa. Such result (profit or loss) will be calculated while, in addition to other adjustments, taking into account Protalix Ltd.’s cost of goods sold and Pfizer’s commercial expenses, with certain expenses capped or borne solely by one party (“Collaboration Operation”). As of December 31, 2014 and 2013, the Company accrued a liability in respect of its share in the accumulated losses of the collaboration operation equal to approximately $7.1 million and $8.0 million, respectively. After deducting the losses, the Company is entitled to receive in cash its share in the profits of the collaboration operation.

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

NOTE 2 - LICENSE AND SUPPLY AGREEMENT (continued):

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

NOTE 3 - PROPERTY AND EQUIPMENT

a.	Composition of property and equipment grouped by major classifications is as follows:

	December 31,
(U.S. dollars in thousands)	2013	2014
Laboratory equipment	$14,858	$15,138
Furniture and computer equipment	2,074	2,154
Leasehold improvements	15,070	15,427
Equipment under construction	28	17
	$32,030	$32,736
Less – accumulated depreciation
and amortization	(18,319)	(21,454)
	$13,711	$11,282

b.	Depreciation and amortization in respect of property and equipment totaled approximately $3.7 million, $3.5 million and $3.1 million for the years ended December 31, 2012, 2013 and 2014, respectively.

NOTE 4 - INVENTORIES

a.	Inventories at December 31, 2013 and 2014 consisted of the following:

	December 31,
(U.S. dollars in thousands)	2013	2014
Raw materials	$2,342	$1,616
Work in progress	92	132
Finished goods	5,523	4,919
Total inventory	$7,957	$6,667

b.	During the years ended December 31, 2013 and 2014, the Company recorded approximately $1.6 million and $1.7 million, respectively, for write-down of inventory under cost of revenues.

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

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - LIABILITY FOR EMPLOYEE RIGHTS UPON RETIREMENT (continued):

The liability is funded in part from the purchase of insurance policies or by the establishment of pension funds with dedicated deposits in the funds. The amounts used to fund these liabilities are included in the Company’s balance sheets under “Funds in respect of employee rights upon retirement.” These policies are the Company’s assets. However, under labor agreements and subject to certain limitations, any policy may be transferred to the ownership of the individual employee for whose benefit the funds were deposited. In the years ended December 31, 2012, 2013 and 2014, the Company deposited approximately $177,000, $194,000 and $195,000, respectively, with insurance companies in connection with its severance payment obligations.

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

The amounts of severance pay expenses were approximately $1.0 million for each of the years ended December 31, 2012, 2013 and 2014, of which approximately $670,000, $801,000 and $779,000 in the years ended December 31, 2012, 2013 and 2014, respectively, were in respect of a Contribution Plan. Gain on amounts funded in respect of employee rights upon retirement totaled approximately $36,000, $58,000 and $22,000 for the years ended December 31, 2012, 2013 and 2014, respectively.

The Company expects to contribute approximately $863,000 in the year ending December 31, 2015 to insurance companies in connection with its severance liabilities for its operations for that year, approximately $685,000 of which will be contributed to one or more Contribution Plans.

During the five-year period following December 31, 2014, the Company expects to pay future benefits to three employees upon each such employee’s normal retirement age. The Company anticipates that the benefits payable will be immaterial.

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

Royalty expenses to the OCS are included in the statement of operations as a component of the cost of revenues and were approximately $1.5 million, $392,000 and $951,000 during the years ended December 31, 2012, 2013 and 2014, respectively.

At December 31, 2014, the maximum royalty amount payable by the Company under these funding arrangements is approximately $30 million (without interest, assuming 100% of the funds are payable).

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – COMMITMENTS (continued):

2.     The Company is a party to certain research and license agreements. Under the agreements, the Company is obligated to pay royalties at varying rates from its future revenues. The aggregate royalties payable under all of the agreements is equal to a varying range of percentages of net sales of licensed products. Royalty expenses under the agreements are included in the statement of operations as a component of the cost of revenues and were approximately $674,000, $80,000 and $104,000 during the years ended December 31, 2012, 2013 and 2014, respectively.

Under each agreement, the Company is also obligated to pay milestone, licensing and other payments to the counterparties of the agreement. The payments under the agreements are for varying amounts and are subject to varying conditions. If all of the contingencies with respect to milestone payments under the research and license agreements are met, the aggregate milestone payments payable would be approximately $0.3 million and would be payable, if at all, as the Company’s projects progress over the course of a number of years. No milestone payments were made during 2012, 2013 and 2014.

None of the agreements has a fixed termination date. Subject to earlier termination for other reasons, each agreement terminates after a certain number of years following the first commercial sale of any licensed product under the agreement or after a certain number of years without the initiation of commercial sales of any product under the agreement.

b.     Subcontracting Agreements

The Company has entered into sub-contracting agreements with several clinical providers and consultants in Israel, the United States and certain other countries in connection with its primary product development process. As of December 31, 2014, total commitments under said agreements were approximately $1.2 million.

c.     Lease Agreements

The Company is a party to a number of lease agreements for its facilities, the latest of which expires in 2016. The Company has the option to extend certain of such agreements on three occasions for additional five-year periods, for a total of 15 additional years. Under the leases, the aggregate monthly rental payments are approximately $85,000. As of December 31, 2014, the Company provided bank guarantees of approximately $315,000 , in the aggregate, to secure the fulfillment of its obligations under the lease agreements. The future minimum lease payments required in each of the next three years under the operating leases for such premises are approximately as follows: 2015 - $1,014,000, 2016 – $1,009,000, 2017 $1,009,000. Lease expenses totaled approximately $971,000, $1,133,000 and $1,044,000 for the years ended December 31, 2012, 2013 and 2014, respectively.

d.     Vehicle Lease and Maintenance Agreements

The Company entered into several three-year lease and maintenance agreements for vehicles which are regularly amended as new vehicles are leased. The current monthly lease fees aggregate approximately $51,000. The expected lease payments for the years ending December 31, 2015, 2016 and 2017 are approximately $504,000, $289,000 and $118,000, respectively.

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

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 SHARE CAPITAL (continued):

b.     Stock based compensation

On December 14, 2006, the Board of Directors adopted the Protalix BioTherapeutics, Inc. 2006 Stock Incentive Plan, as amended (the “Plan”). The Plan has since been amended to, among other things, increase the number of shares of common stock available under the plan to 13,841,655 shares. The grant of options to Israeli employees under the Plan is subject to the terms stipulated by Sections 102 and 102A of the Israeli Income Tax Ordinance. Each option grant is subject to the track chosen by the Company, either Section 102 or Section 102A of the Israeli Income Tax Ordinance, and pursuant to the terms thereof, the Company is not allowed to claim, as an expense for tax purposes, the amounts credited to employees as a benefit, including amounts recorded as salary benefits in the Company’s accounts, in respect of options granted to employees under the Plan, with the exception of the work-income benefit component, if any, determined on the grant date. For Israeli non-employees, the share option plan is subject to Section 3(i) of the Israeli Income Tax Ordinance.

As of December 31, 2014, 1,923,444 shares of Common Stock remain available for grant under the Plan.

For purposes of determining the fair value of the options and restricted stock granted to employees and non-employees, the Company’s management uses the fair value of the Common Stock.

From January 1, 2012 through December 31, 2014, the Company granted options and shares of restricted stock to certain employees and non-employees as follows:

1.     Options and restricted stock granted to employees:

a)	Below is a table summarizing all of the options and restricted stock grants to employees for each year of the three-year period ended December 31, 2014:

Year of grant	No. of options or restricted stock granted	Exercise price range	Vesting period	Fair value at grant (U.S. dollars in thousands)	Expiration period
2012	400,000	n/a	3 years	$2,288	n/a
2012	1,100,000	n/a	4 years	$6,292	n/a
2014	900,000	$2.37	4 years	$1,007	10 years
	2,400,000

Set forth below are grants made by the Company to employees (including related parties) during the three-year period ended December 31, 2014 (such grants appear in the table above):

On July 16, 2012, the Company’s Board of Directors approved the grant of 1,500,000 shares of restricted Common Stock to its officers and certain other employees. Of such restricted stock, 1,100,000 of the shares were issued to the Company’s named executive officers and vest in 16 equal, quarterly increments over a four-year period, commencing upon the date of grant, and are subject to a 24-month lock-up period, commencing upon the applicable vesting dates. Immediately and automatically in the event of a Corporate Transaction or a Change in Control, as such term is defined in the Plan, as amended, all of the shares of restricted Common Stock issued to the named executive officers shall vest, and the lock-up periods shall terminate, subject to certain exceptions. The remaining 400,000 shares of restricted Common Stock were issued to other employees of the Company and vest in 12 equal, quarterly increments over a three-year period, commencing upon the date of grant.

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7– SHARE CAPITAL (continued):

On September 28, 2014, the Company’s Board of Directors approved, subject to certain terms and conditions, the grant of a 10-year option to purchase 900,000 shares of Common Stock to its then newly appointed President and Chief Executive Officer with an exercise price of $2.37 per share. The options vest over a four-year period in 16 equal quarterly increments. Vesting of the options will be accelerated in full upon a Corporate Transaction or a Change in Control, as those terms are defined in the Plan, as amended. The Company estimated the fair value of the options on the date of grant, using the Black-Scholes option-pricing model, to be approximately $1 million based on the following weighted average assumptions: dividend yield of 0% for all years; expected volatility of 62%; risk-free interest rate of 1.86%; and expected life of six years.

b)	The fair value of restricted stock granted during the year ended December 31, 2012 was $8.6 million based on the Company’s share price on the NYSE MKT on the grant date.

The total unrecognized compensation cost of employee stock options and restricted stock at December 31, 2014 is approximately $1.4 million (net of forfeiture rate). The unrecognized compensation cost of employee stock options is expected to be recognized over a weighted average period of 1.0 years.

The total cash received from employees as a result of employee stock option exercises for the years ended December 31, 2012, 2013 and 2014 was approximately $1.2 million, $112,000 and $46,000, respectively. The Company did not realize any tax benefit in connection with these exercises.

During 2014, the Company issued 133,930 shares of Common Stock in connection with the exercise of 139,388 options by certain employees of the Company. The Company received cash proceeds equal to approximately $46,000 in connection with such exercises.

2.     Options granted to consultants, directors, and other service providers:

On July 24, 2014, the Company’s Board of Directors approved, subject to certain terms and conditions, the grant of a 10-year option to purchase 150,000 shares of Common Stock to its then newly elected chairman of the Board of Directors with an exercise price equal to $3.37 per share. The options vest over a three-year period; the first 50,000 shares vest on the first anniversary of the grant date and the remaining shares vest in eight equal quarterly increments over the subsequent two-year period. Vesting of the options are subject to acceleration in full upon a Corporate Transaction or a Change in Control, as those terms are defined in the Plan. The Company estimated the fair value of the options on the date of grant using the Black-Scholes option-pricing model to be approximately $193,000 based on the following weighted average assumptions: dividend yield of 0% for all years; expected volatility of 62%; risk-free interest rates of 1.9%; and expected life of six years.

No cash was received from consultants as a result of consultant stock option exercises for the years ended December 31, 2013 and 2014. Approximately $39,000 was received during the year ended December 31, 2012. The Company did not realize any tax benefits in connection with these exercises.

During 2013 and 2014, no shares of Common Stock were issued in connection with the exercise of options by consultants of the Company.

3.     A summary of share option plans, and related information, under all of the Company’s equity incentive plans for the years ended December 31, 2012, 2013 and 2014 are as follows:

a.	Options granted to employees:

	Year ended December 31,
	2012		2013		2014
		Weighted		Weighted		Weighted
	Number	average	Number	average	Number	average
	of	exercise	of	exercise	of	exercise
	options	price	options	price	options	price
Outstanding at beginning of year	6,141,030	$3.563	5,253,579	$3.923	5,153,898	$3.951
Changes during the year:
Granted					900,000	2.370
Forfeited and Expired	25,858	4.372	20,558	6.603	44,201	6.833
Exercised (*)	861,593	1.346	79,123	1.418	139,388	0.446
Outstanding at end of year	5,253,579	$3.923	5,153,898	$3.951	5,870,309	$3.770
Exercisable at end of year	4,258,441	$3.201	4,614,148	$3.591	4,905,559	$3.933

(*)	The total intrinsic value of options exercised during the years ended December 31, 2012, 2013 and 2014, was approximately $4.8 million, $306,000 and $447,000, respectively.

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7– SHARE CAPITAL (continued):

b.	Restricted stock granted to employees:

	Year ended December 31,
	2012	2013	2014
	Number of Restricted Shares
Outstanding at beginning of year	-	1,394,708	970,208
Changes during the year:
Granted	1,500,000
Vested	102,084	406,666	398,375
Forfeited	3,208	17,834	185,709
Outstanding at end of year	1,394,708	970,208	386,124

c.	Options and restricted stocks granted to consultants, directors, and other service providers:

	Year ended December 31,
	2012		2013		2014
		Weighted		Weighted		Weighted
	Number	average	Number	average	Number	average
	of	exercise	of	exercise	of	exercise
	options	price	options	price	options	price
Outstanding at beginning of year	1,238,692	$5.385	912,425	$7.259	912,425	$7.259
Changes during the year
Granted					296,167	2.678
Exercised (*)	326,267	0.12
Outstanding at end of year	912,425	$7.259	912,425	$7.259	1,208,592	6.136
Exercisable at end of year	912,425	$7.259	912,425	$7.259	912,425	$7.259

(*) The total intrinsic value of options exercised during the year ended December 31, 2012 was approximately $2.3 million.

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7– SHARE CAPITAL (continued):

d.	The following tables summarize information concerning outstanding and exercisable options and restricted stock as of December 31, 2014:

December 31, 2014
Options and restricted stock outstanding			Options exercisable
Exercise prices	Number of options and restricted stock outstanding at end of year	Weighted average remaining contractual life	Number of options exercisable	Weighted average remaining contractual life
n/a (Restricted Stock)	490,624	n/a	n/a	n/a
$0.001	719,207	0.54	719,207	0.54
$0.120	308,801	2.00	308,801	2.00
$0.972	995,853	1.44	995,853	1.44
$2.350	40,000	3.82	40,000	3.82
$2.370	900,000	9.75	56,250	9.75
$2.650	345,082	3.49	345,082	3.49
$3.020	50,000	3.10	50,000	3.10
$3.370	150,000	9.56	-	9.56
$5.000	1,708,000	2.66	1,708,000	2.66
$6.810	150,000	5.10	150,000	5.10
$6.900	991,916	4.32	829,249	4.32
$7.550	160,000	5.66	160,000	5.66
$9.660	68,000	5.83	68,000	5.83
$16.700	387,542	1.99	387,542	1.99
	7,465,025		5,817,984

The aggregate intrinsic value of the total outstanding options and restricted stock and of total vested and exercisable options as of December 31, 2014 is approximately $3.6 million and $2.7 million, respectively.

e.	The following table illustrates the effect of share-based compensation on the statement of operations:

	Year ended December 31,
(U.S. dollars in thousands)	2012	2013	2014
Cost of revenues	$220
Research and development expenses	4,756	$2,655	$936
Marketing, General and administrative expenses	2,775	1,434	306
	$7,751	$4,089	$1,242

c.     Public and 144A Offerings

1.      On February 22, 2012, the Company issued and sold 5,175,000 shares of Common Stock in an underwritten public offering at a price to the public of $5.25 per share. The net proceeds to the Company were approximately $25.4 million (net of underwriting commissions and issuance costs of $1.8 million).

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7– SHARE CAPITAL (continued):

2.      On September 18, 2013, the Company completed a private offering of 4.50% convertible notes due 2018. The net proceeds from the offering, including net proceeds from the exercise in full by the initial purchaser of its option to purchase an additional $9.0 million in aggregate principal amount of the Notes, were $66.8 million (net of the initial purchaser’s discount and commission and offering expenses payable by the Company). See also Note 8.

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

The following table sets forth total interest expense recognized for the years ended December 31, 2013 and 2014 related to the Notes:

	Year ended December 31,
(U.S. Dollars in thousands)	2013	2014
Contractual interest expense	$888	$3,105
Amortization of debt issuance costs and debt discount	127	444
Total	$1,015	$3,549

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

NOTE 9 - FAIR VALUE MEASUREMENT (continued):

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

The fair value of the convertible notes as of December 31, 2014 is approximately $52.4 million based on level 2 measurement.

NOTE 10 - TAXES ON INCOME

a.     The Company

Protalix BioTherapeutics, Inc. is taxed according to U.S. tax laws. The Company’s income is taxed in the United States at the rate of up to 39%.

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

2.    Tax rates

The income of the Israeli Subsidiary, other than income from “Approved Enterprises,” is taxed in Israel at the regular rates which were 25% in 2012 and 2013 and 26.5% for 2014 and thereafter.

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

c.     Tax losses carried forward to future years

As of December 31, 2014, the Company had aggregate net operating loss (NOL) carry-forwards equal to approximately $138.8 million that are available to reduce future taxable income as follows:

1.    The Company

The NOL carry-forward of the Company equal to approximately $16.9 million may be restricted under Section 382 of the Internal Revenue Code (“IRC”). IRC Section 382 applies whenever a corporation with NOL experiences an ownership change. As a result of IRC Section 382, the taxable income for any post change year that may be offset by a pre-change NOL may not exceed the general IRC Section 382 limitation, which is the fair market value of the pre-change entity multiplied by the IRC long-term tax exempt rate.

2.     Protalix Ltd.

At December 31, 2014, the Israeli Subsidiary had approximately $121.9 million of NOL carry-forwards that are available to reduce future taxable income with no limited period of use.

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – TAXES ON INCOME (continued):

d.     Deferred income taxes:

The components of the Company’s net deferred tax assets at December 31, 2013 and 2014 were as follows:

	December 31,
(U.S. dollars in thousands)	2013	2014
In respect of:
Research and development expenses	$5,257	$3,136
Property and equipment	(491)	(372)
Provision for vacation	417	374
Severance pay obligation	209	185
Deferred revenues	9,867	8,658
Net operating loss carry forwards	23,167	28,130
Valuation allowance	(38,426)	(40,111)
	-	-

Deferred taxes are computed using the tax rates expected to be in effect when those differences reverse. The Company used tax rates of 39%, 26.5% and 0%.

e.     Reconciliation of the theoretical tax expense to actual tax expense

The main reconciling item between the statutory tax rate of the Company and the effective rate is the provision for full valuation allowance in respect of tax benefits from carry forward tax losses due to the uncertainty of the realization of such tax benefits (see above).

f.     Tax assessments

In accordance with the Income Tax Ordinance, as of December 31, 2014, all of Protalix Ltd.’s tax assessments through tax year 2010 are considered final.

A summary of open tax years by major jurisdiction is presented below:

Jurisdiction:	Years:
Israel	2011-2014
United States (*)	2010-2014

(*) Includes federal, state and local (or similar provincial jurisdictions) tax positions.

 PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - SUPPLEMENTARY FINANCIAL STATEMENT INFORMATION

Balance sheets:

	December 31,
(U.S. dollars in thousands)	2013	2014
a. Other assets:
Institutions	$356	$124
State of Israel (see Note 6a)	366	1,229
Restricted deposit	362	416
Prepaid expenses	286	369
Sundry	87	64
	$1,457	$2,202

(U.S. dollars in thousands)
b. Accounts payable and accruals – other:

Payroll and related expenses	$1,557	1,243
Interest payable	888	914
Provision for vacation	1,572	1,412
Accrued expenses	1,785	5,097
Royalties payable	419	495
Liability in connection with collaboration operation - current portion	5,666	6,215
Property and equipment suppliers	186	120
	$12,073	$15,496

Statements of operations:

	Year ended December 31,
	2012	2013	2014
(U.S. dollars in thousands)
c. Revenues:
Deferred revenues from the license and supply agreement with Pfizer	$4,563	$4,563	$4,563
Milestone payment (see Note 2)	25,000
Revenues from selling products	5,307	5,916	9,088
	$34,870	$10,479	$13,651

NOTE 12 - RELATED PARTY TRANSACTIONS

	Year ended December 31,
(U.S. dollars in thousands)	2012	2013	2014
Compensation (including share based compensation) to the non-executive directors (includes the interim Chairman of the Board through 2014 and the Chairman of the Board for part of 2014)	$375	$509	$560

