Form 10-Q
period 2015-03-31
Protalix BioTherapeutics, Inc.
filed 2015-05-07
CIK 1006281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

On May 1, 2015, approximately 93,602,152 shares of the Registrant’s common stock, $0.001 par value, were outstanding.

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

Examples of the risks and uncertainties include, but are not limited to, the following:

•	risks relating to the compliance by Fundação Oswaldo Cruz, or Fiocruz, an arm of the Brazilian Ministry of Health, with its purchase obligations under our supply and technology transfer agreement which may result in the termination of such agreement which may have a material adverse effect on our company;

•	risks related to the commercialization efforts for taliglucerase alfa in the United States, Israel, Brazil, Canada, Australia and other countries;

•	risks related to the supply of drug product pursuant to our supply arrangement with Fiocruz;

•	the risk of significant delays in the commercial introduction of taliglucerase alfa in the United States, Brazil, Israel, Canada, Australia and other markets as planned;

•	risks related to the acceptance and use of taliglucerase alfa or any of our product candidates, if approved, by physicians, patients and third-party payors;

•	the risk that we will not be able to develop a successful sales and marketing organization for taliglucerase alfa in Israel, or for any other product candidate, in a timely manner, if at all;

•	failure or delay in the commencement or completion of our preclinical studies and clinical trials which may be caused by several factors, including: unforeseen safety issues; determination of dosing issues; lack of effectiveness during clinical trials; slower than expected rates of patient recruitment; inability to monitor patients adequately during or after treatment; inability or unwillingness of medical investigators and institutional review boards to follow our clinical protocols; or lack of sufficient funding to finance our clinical trials;

•	the risk that the results of our clinical trials will not support the applicable claims of safety or efficacy, that our product candidates will not have the desired effects or include undesirable side effects or other unexpected characteristics;

•	our dependence on performance by third party providers of services and supplies, including without limitation, clinical trial services;

•	delays in the approval or the potential rejection of any application filed with or submitted to the regulatory authorities reviewing taliglucerase alfa outside of the United States, Israel, Brazil, Canada, Australia and other countries in which taliglucerase alfa is already approved;

ii

•	our ability to establish and maintain strategic license, collaboration and distribution arrangements, and to manage our relationships with Pfizer Inc., Fiocruz and any other collaborator, distributor or partner;

•	risks relating to our ability to make scheduled payments of the principal of, to pay interest on or to refinance our 2018 convertible notes, or any other indebtedness;

•	risks relating to our ability to finance our research programs, the expansion of our manufacturing capabilities and the ongoing costs in the case of delays in regulatory approvals for taliglucerase alfa outside of the United States, Israel, Brazil, Canada, Australia and other countries in which taliglucerase alfa is already approved;

•	delays in our preparation and filing of applications for regulatory approval of our other product candidates in the United States, the European Union and elsewhere;

•	our expectations with respect to the potential commercial value of our product and product candidates;

•	the risk that products that are competitive to our product candidates may be granted orphan drug status in certain territories and, therefore, will be subject to potential marketing and commercialization restrictions;

•	the impact of development of competing therapies and/or technologies by other companies;

•	any lack of progress of our research and development activities and our clinical activities with respect to any product candidate;

•	the inherent risks and uncertainties in developing the types of drug platforms and products we are developing;

•	potential product liability risks, and risks of securing adequate levels of product liability and clinical trial insurance coverage;

•	the possibility of infringing a third party’s patents or other intellectual property rights;

•	the uncertainty of obtaining patents covering our products and processes and in successfully enforcing our intellectual property rights against third parties;

•	risks relating to changes in healthcare laws, rules and regulations in the United States or elsewhere; and

•	the possible disruption of our operations due to terrorist activities and armed conflict, including as a result of the disruption of the operations of regulatory authorities, our subsidiaries, our manufacturing facilities and our customers, suppliers, distributors, collaborative partners, licensees and clinical trial sites.

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

These forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. These and other risks and uncertainties are detailed under the heading "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2014, and are described from time to time in the reports we file with the U.S. Securities and Exchange Commission.

iii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

PROTALIX BIOTHERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. dollars in thousands)
(Unaudited)

	March 31, 2015	December 31, 2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$47,958	$54,767
Accounts receivable - Trade	1,816	1,884
Other assets	2,931	2,202
Inventories	6,879	6,667
Total current assets	59,584	65,520

FUNDS IN RESPECT OF EMPLOYEE RIGHTS UPON RETIREMENT	1,520	1,555
PROPERTY AND EQUIPMENT, NET	10,839	11,282
DEFERRED CHARGES	105	113
Total assets	$72,048	$78,470

LIABILITIES NET OF CAPITAL DEFICIENCY

CURRENT LIABILITIES:
Accounts payable and accruals:
Trade	$5,195	$3,951
Other	14,282	15,496
Deferred revenues	7,072	6,763
Total current liabilities	26,549	26,210

LONG TERM LIABILITIES:
Convertible notes	67,566	67,464
Deferred revenues	36,890	37,232
Liability in connection with collaboration operation		912
Liability for employee rights upon retirement	2,197	2,253
Total long term liabilities	106,653	107,861
Total liabilities	133,202	134,071

COMMITMENTS

CAPITAL DEFICIENCY	(61,154)	(55,601)
Total liabilities net of capital deficiency	$72,048	$78,470

The accompanying notes are an integral part of the condensed consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(U.S. dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31, 2015	March 31, 2014
REVENUES	$4,392	$6,696
COMPANY’S SHARE IN COLLABORATION AGREEMENT	705	687
COST OF REVENUES	(2,400)	(4,073)
GROSS PROFIT	2,697	3,310
RESEARCH AND DEVELOPMENT EXPENSES (1)	(6,762)	(8,152)
Less – grants and reimbursements	1,135	2,085
RESEARCH AND DEVELOPMENT EXPENSES, NET	(5,627)	(6,067)
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (2)	(1,913)	(3,711)
OPERATING LOSS	(4,843)	(6,468)
FINANCIAL EXPENSES	(1,157)	(915)
FINANCIAL INCOME	28	38
FINANCIAL EXPENSES – NET	(1,129)	(877)
NET LOSS FOR THE PERIOD	$(5,972)	$(7,345)

NET LOSS PER SHARE OF COMMON STOCK – BASIC AND DILUTED	$0.06	$0.08

WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK USED IN COMPUTING LOSS PER SHARE-BASIC AND DILUTED	93,200,739	92,686,638
(1) Includes share-based compensation	126	428
(2) Includes share-based compensation	293	242

The accompanying notes are an integral part of the condensed consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN CAPITAL DEFICIENCY

(U.S. dollars in thousands, except share data)

(Unaudited)

			Additional
	Common	Common	paid–in	Accumulated
	Stock (1)	Stock	capital	deficit	Total
	Number of
	shares	Amount

Balance at December 31, 2013	93,551,098	$94	$184,345	$(211,385)	$(26,946)
Changes during the three-month period ended March 31, 2014:
Share-based compensation related to stock options			162		162
Share-based compensation related to restricted stock award			508		508
Exercise of options granted to employees (includes net exercise)	55,362	*	43		43
Net loss for the period				(7,345)	(7,345)
Balance at March 31, 2014	93,606,460	$94	$185,058	$(218,730)	$(33,578)
Balance at December 31, 2014	93,603,819	$94	$185,633	$(241,328)	$(55,601)
Changes during the three-month period ended March 31, 2015:
Share-based compensation related to stock options			202		202
Share-based compensation related to restricted stock award, net of forfeitures of 1,667 shares	(1,667)		217		217
Net loss for the period				(5,972)	(5,972)
Balance at March 31, 2015	93,602,152	94	186,052	(247,300)	(61,154)

*	Represents an amount less than $1.

(1)	Common Stock, $0.001 par value; Authorized – as of March 31, 2015 and 2014 - 150,000,000 shares.

The accompanying notes are an integral part of the condensed consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

(Unaudited)

	Three Months Ended
	March 31, 2015	March 31, 2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,972)	$(7,345)
Adjustments required to reconcile net loss to net cash used in operating activities:
Share based compensation	419	670
Depreciation	616	828
Financial expenses, net (mainly exchange differences)	284	14
Changes in accrued liability for employee rights upon retirement	(4)	50
Gain on amounts funded in respect of employee rights upon retirement	(1)	(1)
Amortization of debt issuance costs and debt discount	110	109
Changes in operating assets and liabilities:
Decrease in deferred revenues (including non-current portion).	(33)	(2,901)
Increase in accounts receivable and other assets	(735)	(744)
Decrease (increase) in inventories	(212)	1,430
Decrease in accounts payable and accruals (including long term )	(893)	(450)
Net cash used in operating activities	$(6,421)	$(8,340)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	$(99)	$(263)
Investment in restricted deposit		(57)
Amounts funded in respect of employee rights upon retirement, net		(50)
Net cash used in investing activities	$(99)	$(370)
CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of options	$-	$31
Net cash provided by financing activities	$-	$31
EFFECT OF EXCHANGE RATE CHANGES ON CASH	$(289)	$(29)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(6,809)	(8,708)
BALANCE OF CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	54,767	86,398
BALANCE OF CASH AND CASH EQUIVALENTS AT END OF PERIOD	$47,958	$77,690

The accompanying notes are an integral part of the condensed consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

(Unaudited)

(Continued) – 2

	Three Months Ended
	March 31, 2015	March 31, 2014
SUPPLEMENTARY INFORMATION ON INVESTING AND FINANCING ACTIVITIES NOT INVOLVING CASH FLOWS:
Purchase of property and equipment	$194	$138
Exercise of options granted to employees	$-	$12

SUPPLEMENTARY DISCLOSURE ON CASH FLOWS
Interest paid	$1,553	$1,527

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

In August 2014, the FDA approved taliglucerase alfa for injection for pediatric patients. Subsequently, in January 2015, the pediatric indication was approved by the Israeli Ministry of Health (the “Israeli MoH”). Prior to these approvals, taliglucerase alfa was approved for pediatric indications in Australia and Canada but in no other jurisdiction.

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

PROTALIX BIOTHERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (continued):

On June 18, 2013, Protalix Ltd. entered into a Supply and Technology Transfer Agreement (the “Brazil Agreement”) with Fundação Oswaldo Cruz (“Fiocruz”), an arm of the Brazilian MOH, for taliglucerase alfa. The first term of the technology transfer is seven years and the agreement may be extended for an additional five-year term, as needed, to complete the technology transfer. The technology transfer is designed to be effected in four stages and is intended to transfer to Fiocruz the capacity and skills required for the Brazilian government to construct its own manufacturing facility, at its sole expense, and to produce a sustainable, high quality, and cost effective supply of taliglucerase alfa. Under the agreement, Fiocruz committed to purchase at least approximately $40 million worth of taliglucerase alfa during the first two years of the agreement. With respect to the first required purchase amount, the Company has recorded revenues of approximately $3.5 million for sales of taliglucerase alfa to Fiocruz in 2014, and revenues of approximately $1.7 million for sales of taliglucerase alfa to Fiocruz during the three months ended March 31, 2015. In subsequent years, Fiocruz is required to purchase at least approximately $40 million worth of taliglucerase alfa per year. Additionally, Protalix Ltd. is not required to complete the final stage of the technology transfer until Fiocruz purchases at least approximately $280 million worth of taliglucerase alfa. The Brazil Agreement became effective during January 2014.

Under the agreement, if Fiocruz does not purchase an additional approximately $30 million of Uplyso by July 31, 2015, the Company will have the right to terminate the agreement, in which case all rights to the technology that were transferred to Fiocruz will be returned to the Company.

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

To facilitate the arrangement with Fiocruz, Pfizer amended its exclusive license and supply agreement with Protalix Ltd. The amendment provides for the transfer of the commercialization and other rights to taliglucerase alfa in Brazil back to Protalix Ltd. As consideration for the transfer of the commercialization and supply rights, Protalix Ltd. agreed to pay Pfizer a maximum amount of approximately $12.5 million from its net profits (as defined in the license and supply agreement) from sales to Fiocruz, per year. Pfizer has also agreed to perform certain transitional services in Brazil on Protalix Ltd.’s behalf in connection with the supply of taliglucerase alfa to Fiocruz.

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

Currently, patients are being treated with taliglucerase alfa on a commercial basis mainly in the United States, Brazil, Chile and Israel.

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

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2014, filed by the Company with the U.S. Securities and Exchange Commission (the “Commission”). The comparative balance sheet at December 31, 2014 has been derived from the audited financial statements at that date.

c.	Net loss per share

Basic and diluted loss per share (“LPS”) are computed by dividing net loss by the weighted average number of shares of the Company’s Common Stock, par value $0.001 per share (the “Common Stock”) outstanding for each period.

Diluted LPS does not include 18,913,153 and 19,380,543 shares of Common Stock underlying outstanding options and restricted shares of Common Stock and shares issuable upon conversion of the convertible notes (issued in September 2013) for the three months ended March 31, 2014 and 2015, respectively, because the effect would be anti-dilutive.

PROTALIX BIOTHERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 - INVENTORIES

Inventory at March 31, 2015 and December 31, 2014 consisted of the following:

	March 31,	December 31,
	2015	2014
	(U.S. dollars in thousands)
Raw materials	$1,526	$1,616
Work in progress	136	132
Finished goods	5,217	4,919
Total inventory	$6,879	$6,667

During the three months ended March 31, 2015, the Company recorded approximately $130,000 for write-down of inventory under cost of revenues.

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

The fair value of the convertible notes as of March 31, 2015 is approximately $52.8 million based on a level 2 measurement.

PROTALIX BIOTHERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4 – STOCK TRANSACTIONS

On March 23, 2015, the Company’s compensation committee approved the grant of a 10-year option to purchase 1,909,000 shares of Common Stock to its officers and other employees with an exercise price equal to $1.72 per share under the Company’s 2006 Employee Stock Incentive Plan, as amended (the “Plan”). The options vest over a four-year period; the first 25% shares vest on the first anniversary of the grant date and the remaining shares vest in 12 equal quarterly increments over the subsequent three-year period. Vesting of the options granted to certain executive officers are subject to acceleration in full upon a Corporate Transaction or a Change in Control, as those terms are defined in the Plan. The Company estimated the fair value of the options on the date of grant using the Black-Scholes option-pricing model to be approximately $1.9 million based on the following weighted average assumptions: dividend yield of 0% for all years; expected volatility of 61.7%; risk-free interest rates of 1.6%; and expected life of six years.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the consolidated financial statements and the related notes included elsewhere in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2014. Some of the information contained in this discussion and analysis, particularly with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. You should read “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014 for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

On June 18, 2013, we entered into a Supply and Technology Transfer Agreement, or the Brazil Agreement, with Fundação Oswaldo Cruz, or Fiocruz, an arm of the Brazilian Ministry of Health, for taliglucerase alfa. The agreement became effective in January 2014. The technology transfer is designed to be completed in four stages and is intended to transfer to Fiocruz the capacity and skills required for the Brazilian government to construct its own manufacturing facility, at its sole expense, and to produce a sustainable, high-quality, and cost-effective supply of taliglucerase alfa. The initial term of the technology transfer is seven years. Under the agreement, Fiocruz committed to purchase at least approximately $40 million worth of taliglucerase alfa during the first two years of the term. Since the agreement went into effect, we have recorded revenues of approximately $3.5 million for sales of taliglucerase alfa to Fiocruz in 2014, and revenues of approximately $1.7 million for sales of taliglucerase alfa to Fiocruz during the three months ended March 31, 2015. In subsequent years, Fiocruz is required to purchase at least approximately $40 million worth of taliglucerase alfa per year. We are not required to complete the final stage of the technology transfer until Fiocruz purchases at least approximately $280 million worth of taliglucerase alfa.

Under the agreement, if Fiocruz does not purchase an additional approximately $30 million of Uplyso by July 31, 2015, we will have the right to terminate the agreement, in which case all rights to the technology that were transferred to Fiocruz will be returned to our company.

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

To facilitate the arrangement with Fiocruz, we and Pfizer agreed to an amendment of our exclusive license and supply agreement, which amendment provides for the transfer of the commercialization and other rights to taliglucerase alfa in Brazil back to us. As consideration for the transfer of the commercialization and supply rights, we agreed to pay Pfizer a maximum amount of approximately $12.5 million from our net profits (as defined in the license and supply agreement) from sales to Fiocruz, per year. Pfizer has also agreed to perform certain transitional services in Brazil on our behalf in connection with the supply of taliglucerase alfa to Fiocruz.

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

Currently, patients are being treated with taliglucerase alfa on a commercial basis mainly in the United States, Brazil, Israel and Chile.

In addition to taliglucerase alfa, we are developing an innovative product pipeline using our ProCellEx protein expression system. Our product pipeline currently includes, among other candidates:

(1) PRX-102, or alpha-GAL-A, a therapeutic protein candidate for the treatment of Fabry disease, a rare, genetic lysosomal disorder in humans, currently in an ongoing phase I/II clinical trial. We expect to report the second interim efficacy and safety results for the second dose group of 1 mg/kg of the trial during the third quarter of 2015 and to report final efficacy and safety results for the 0.2mg, 1 mg and 2mg/kg dose groups of the trial during the fourth quarter of 2015.

(2) PRX-106, our oral antiTNF product candidate which is being developed as an orally-delivered anti inflammatory treatment using plant cells as a natural capsule for the expressed protein, currently in an ongoing phase I clinical trial. We expect to initiate a proof of concept efficacy study around year end.

(3) PRX-110, a proprietary plant cell recombinant human Deoxyribonuclease 1, or DNase, under development for the treatment of cystic fibrosis, to be administered by inhalation. We expect to initiate a proof of concept efficacy study around year end.

(4) PRX-112, an orally administered glucocerebrosidase enzyme for the treatment of Gaucher patients utilizing oral delivery of the recombinant GCD enzyme produced and encapsulated within carrot cells. PRX-112 has been the subject of successful proof of concept clinical trials, and we intend to focus our efforts on a new formulation of the treatment during 2015 before proceeding to more advanced clinical trials.

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

Critical Accounting Policies

Our significant accounting policies are more fully described in Note 1 to our consolidated financial statements appearing in this Quarterly Report. There have not been any changes to our significant accounting policies since the Annual Report on Form 10-K for the year ended December 31, 2014.

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

Results of Operations

Three months ended March 31, 2015 compared to the three months ended March 31, 2014

Revenues

We recorded revenues of $4.4 million during the three months ended March 31, 2015, a decrease of $2.3 million, or 34%, from revenues of $6.7 million for the three months ended March 31, 2014. The decrease resulted primarily from a decrease of $1.8 million of products sold in Brazil and a decrease of $597,000 of products we delivered at cost to Pfizer under the Pfizer Agreement. The decrease was partially offset by an increase of $227,000 in sales of products in Israel. Revenues also represent a pro rata amortization of the $65.0 million upfront and milestone payments of $1.1 million in each quarterly period.

Our share in the Collaboration Agreement

We recorded revenue of $705,000 as our share of net income from the collaboration under the Pfizer Agreement during the three months ended March 31, 2015, an increase of $18,000, or 3%, from revenue of $687,000 for the three months ended March 31, 2014. Our share in the collaboration agreement recorded during the three months ended March 31, 2015 represents our 40% share of the net income generated during the period, which was primarily the result of $5.4 million in revenues generated by Pfizer mainly in the United States. Under the terms and conditions of the Pfizer Agreement, we record income or loss equal to 40% of the profit or loss realized from sales of taliglucerase alfa and related expenses incurred based on reports we receive from Pfizer summarizing the results of the collaborative activities under the Pfizer Agreement for the applicable period.

Cost of Revenues

Cost of revenues was $2.4 million for the three months ended March 31, 2015, a decrease of $1.7 million, or 41%, from cost of revenues of $4.1 million for the three months ended March 31, 2014. The decrease resulted primarily from a decrease in the amount of products we delivered at cost to Pfizer under the Pfizer Agreement and from a decrease in inventory write off of $690,000. Cost of revenues is generally composed of certain fixed costs relating to our manufacturing facility, including rent, depreciation, salary and maintenance expenses, and to a much lesser extent, the direct cost of products sold.

Research and Development Expenses, Net

Research and development expenses were $6.8 million for the three months ended March 31, 2015, a decrease of $1.4 million, or 17%, from $8.2 million for the three months ended March 31, 2014. The decrease resulted primarily from a decrease of $1.3 million in costs related to salaries expense, mainly due to bonuses that were paid in the three months ended March 31, 2014 and the devaluation of the New Israeli Shekel against the U.S. dollar during the period. The decrease was partially offset by a decrease in reimbursement of expenses of $832,000 in accordance with the terms and conditions of the Pfizer Agreement during the three months ended March 31, 2015 compared to the three months ended March 31, 2014.

We expect research and development expenses for our various development programs to continue to be our primary expense.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $1.9 million for the three months ended March 31, 2015, a decrease of $1.8 million, or 48%, from $3.7 million for the three months ended March 31, 2014. The decrease resulted primarily from a decrease of 1.0 million in salaries expenses, mainly due to bonuses that were paid in the three months ended March 31, 2014 and the devaluation of the New Israeli Shekel against the U.S. dollar during the period, and a decrease in sales and marketing expenses of approximately $814,000.

Financial Expenses and Income

Financial expenses net were $1.1 million for the three months ended March 31, 2015 compared to financial expenses net of $877,000 for the three months ended March 31, 2014. Financial expenses is composed primarily from interest expense of $776,000 for each three-month period for the 4.5% convertible notes described below.

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

In November 2009, Pfizer paid Protalix Ltd. $60.0 million as an upfront payment in connection with the execution of the Pfizer Agreement and subsequently paid to Protalix Ltd. an additional $5.0 million upon Protalix Ltd.’s meeting a certain milestone. Protalix Ltd. also received a milestone payment of $25.0 in connection with the FDA’s approval of taliglucerase alfa in May 2012. Protalix Ltd. is also entitled to payments equal to 40% of the net profits earned by Pfizer on its global sales of taliglucerase alfa (except in Israel and Brazil). In calculating net profits under the Pfizer Agreement there are certain agreed upon limits on the amounts that may be deducted from gross sales for certain expenses and costs of goods sold. Pfizer has also paid Protalix Ltd. $8.3 million in connection with the successful achievement of certain milestones under the Clinical Development Agreement between Pfizer and Protalix Ltd.

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

Cash Flows

Net cash used in operations was $6.4 million for the three months ended March 31, 2015. The net loss for the three months ended March 31, 2015 of $6.0 million was further increased by an increase of $735,000 in accounts receivable and a decrease of $893,000 in accounts payable, but was partially offset by depreciation expenses of $616,000. Net cash used in investing activities for the three months ended March 31, 2015 was $99,000 and consisted primarily of purchases of property and equipment.

Net cash used in operations was $8.3 million for the three months ended March 31, 2014. The net loss for the three months ended March 31, 2014 of $7.3 million was further increased by a decrease of $2.9 million in deferred revenues, a decrease of $450,000 in accounts payable and an increase of $744,000 in accounts receivable and other assets, but was partially offset by a decrease of $1.4 million in inventories, share based compensation of $670,000, and $828,000 in depreciation. Net cash used in investing activities for the three months ended March 31, 2014 was $370,000 and consisted primarily of purchases of property and equipment.

Future Funding Requirements

We expect to continue to incur significant expenditures in the near future. We expect to continue to incur significant research and development expenses, including expenses related primarily to the clinical trials of PRX-102 and the advancement of our other product candidates into clinical trials.

We believe that our existing cash and cash equivalents will be sufficient to enable us to fund our operating expenses and capital expenditure requirements for at least 12 months. We have based this estimate on assumptions that are subject to change and may prove to be wrong, and we may be required to use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials.

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

Effects of Inflation and Currency Fluctuations

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation has had a material effect on our results of operations during the three months ended March 31, 2015 and March 31, 2014.

Currency fluctuations could affect us through increased or decreased acquisition costs for certain goods and services. We do not believe currency fluctuations have had a material effect on our results of operations during the three months ended March 31, 2015 and March 31, 2014.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of each of March 31, 2015 and March 31, 2014.

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

	Three months ended		Year ended
	March 31,		December 31,
	2015	2014	2014
Average rate for period	3.946	3.497	3.578
Rate at period end	3.980	3.487	3.889

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

Changes in internal controls

There were no changes to our internal controls over financial reporting (as defined in Rules 13a-15f and 15d-15f under the Exchange Act) that occurred during the quarter ended March 31, 2015 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not involved in any material legal proceedings.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities during the three months ended March 31, 2015.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Date	Filed Herewith
3.1	Amended and Restated Articles of Incorporation of the Company	S-4	333-48677	3.4	March 26, 1998

3.2	Article of Amendment to Articles of Incorporation dated June 9, 2006	8-A	001-33357	3.2	March 9, 2007

3.3	Article of Amendment to Articles of Incorporation dated December 13, 2006	8-A	001-33357	3.3	March 9, 2007

3.4	Article of Amendment to Articles of Incorporation dated December 26, 2006	8-A	001-33357	3.4	March 9, 2007

3.5	Article of Amendment to Articles of Incorporation dated February 26, 2007	8-A	001-33357	3.5	March 9, 2007

3.6	Article of Amendment to Articles of Incorporation dated February 26, 2007	10-K	001-33357	3.6	March 12, 2015

3.7	Amended and Restated Bylaws of the Company	10-K	001-33357	3.7	March 12, 2015

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Certification of Chief Executive Officer					X

32.2	18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Certification of Chief Financial Officer					X

101.INS	XBRL INSTANCE FILE					X

101.SCH	XBRL SHEMA FILE					X

101.CAL	XBRL CALCULATION FILE					X

101.DEF	XBRL DEFINITION FILE					X

101.LAB	XBRL LABEL FILE					X

101.PRE	XBRL PRESENTATION FILE					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROTALIX BIOTHERAPEUTICS, INC.
(Registrant)

Date: May 7, 2015	By:	/s/ Moshe Manor
Moshe Manor
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2015	By:	/s/ Yossi Maimon
Yossi Maimon
Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)

