Form 10-Q
period 2015-06-30
Protalix BioTherapeutics, Inc.
filed 2015-08-10
CIK 1006281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

On August 1, 2015, approximately 94,151,318 shares of the Registrant’s common stock, $0.001 par value, were outstanding.

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

These forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. These and other risks and uncertainties are detailed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, and are described from time to time in the reports we file with the U.S. Securities and Exchange Commission, or the Commission.

iii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

PROTALIX BIOTHERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. dollars in thousands)
(Unaudited)

	June 30, 2015	December 31, 2014

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$43,238	$54,767
Accounts receivable - Trade	1,936	1,884
Other assets	2,326	2,202
Inventories	6,368	6,667
Total current assets	53,868	65,520

FUNDS IN RESPECT OF EMPLOYEE RIGHTS UPON RETIREMENT	1,596	1,555
PROPERTY AND EQUIPMENT, NET	10,392	11,282
DEFERRED CHARGES	98	113
Total assets	$65,954	$78,470

LIABILITIES NET OF CAPITAL DEFICIENCY

CURRENT LIABILITIES:
Accounts payable and accruals:
Trade	$4,275	$3,951
Other	14,316	15,496
Deferred revenues	6,928	6,763
Total current liabilities	25,519	26,210

LONG TERM LIABILITIES:
Convertible notes	67,670	67,464
Deferred revenues	35,614	37,232
Liability in connection with collaboration operation		912
Liability for employee rights upon retirement	2,288	2,253
Total long term liabilities	105,572	107,861
Total liabilities	131,091	134,071

COMMITMENTS

CAPITAL DEFICIENCY	(65,137)	(55,601)
Total liabilities net of capital deficiency	$65,954	$78,470

The accompanying notes are an integral part of the condensed consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(U.S. dollars in thousands, except share and per share data)
(Unaudited)

	Six Months Ended		Three Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
REVENUES	$8,174	$9,121	$3,782	$2,425
COMPANY’S SHARE IN COLLABORATION AGREEMENT	1,539	948	834	261
COST OF REVENUES	(4,439)	(5,678)	(2,039)	(1,605)
GROSS PROFIT	5,274	4,391	2,577	1,081
RESEARCH AND DEVELOPMENT EXPENSES (1)	(13,233)	(15,228)	(6,471)	(7,076)
Less – grants and reimbursements	2,649	4,199	1,514	2,114
RESEARCH AND DEVELOPMENT EXPENSES, NET	(10,584)	(11,029)	(4,957)	(4,962)
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (2)	(4,005)	(5,277)	(2,092)	(1,566)
OPERATING LOSS	(9,315)	(11,915)	(4,472)	(5,447)
FINANCIAL EXPENSES	(1,799)	(1,789)	(642)	(874)
FINANCIAL INCOME	71	240	43	202
FINANCIAL EXPENSES – NET	(1,728)	(1,549)	(599)	(672)
NET LOSS FOR THE PERIOD	$(11,043)	$(13,464)	$(5,071)	$(6,119)
NET LOSS PER SHARE OF COMMON STOCK - BASIC AND DILUTED:	$(0.12)	$(0.15)	$(0.05)	$(0.07)
WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK USED IN COMPUTING LOSS PER SHARE – BASIC AND DILUTED:	93,418,666	92,754,640	93,635,213	92,820,897
(1) Includes share-based compensation	409	591	283	163
(2) Includes share-based compensation	564	(14)	271	(256)

The accompanying notes are an integral part of the condensed consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN CAPITAL DEFICIENCY

(U.S. dollars in thousands, except share data)

(Unaudited)

			Additional
	Common	Common	paid–in	Accumulated
	Stock (1)	Stock	capital	deficit	Total
	Number of shares	Amount

Balance at December 31, 2013	93,551,098	$94	$184,345	$(211,385)	$(26,946)
Changes during the six-month period ended June 30, 2014:
Share-based compensation related to stock options			190		190
Share-based compensation related to restricted stock award			387		387
Exercise of options granted to employees (includes net exercise)	55,362	*	43		43
Net loss for the period				(13,464)	(13,464)
Balance at June 30, 2014	93,606,460	$94	$184,965	$(224,849)	$(39,790)
Balance at December 31, 2014	93,603,819	$94	$185,633	$(241,328)	$(55,601)
Changes during the six-month period ended June 30, 2015:
Share-based compensation related to stock options			595		595
Share-based compensation related to restricted stock award, net of forfeitures of 2,501 shares	(2,501)		378		378
Exercise of options	550,000	*	534		534
Net loss for the period				(11,043)	(11,043)
Balance at June 30, 2015	94,151,318	$94	$187,140	$(252,371)	$(65,137)

* Represents amount less than thousand

(1) Common Stock, $0.001 par value; Authorized – as of June 30, 2015 and 2014 - 150,000,000 shares.

The accompanying notes are an integral part of the condensed consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

(Unaudited)

	Six Months Ended
	June 30, 2015	June 30, 2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,043)	$(13,464)
Adjustments required to reconcile net loss to net cash used in operating activities:
Share based compensation	973	577
Depreciation	1,223	1,628
Financial expenses, net (mainly exchange differences)	(55)	(133)
Changes in accrued liability for employee rights
upon retirement	(37)	102
Loss (Gain) on amounts funded in respect of employee
rights upon retirement	23	(25)
Amortization of debt issuance costs and debt discount	221	220
Changes in operating assets and liabilities:
Decrease in deferred revenues (including non-current portion)	(1,453)	(4,369)
Increase in accounts receivable and other assets	(41)	(397)
Decrease in inventories	299	822
Increase (decrease) in accounts payable and accruals (including long term )	(1,877)	180
Net cash used in operating activities	$(11,767)	$(14,859)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	$(332)	$(371)
Investment in restricted deposit		(93)
Amounts funded in respect of employee rights upon retirement, net	(15)	(101)
Net cash used in investing activities	$(347)	$(565)
CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of options	$534	$31
Net cash provided by financing activities	$534	$31
EFFECT OF EXCHANGE RATE CHANGES ON CASH	$51	$139
NET DECREASE IN CASH AND CASH EQUIVALENTS	(11,529)	(15,254)
BALANCE OF CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	54,767	86,398
BALANCE OF CASH AND CASH EQUIVALENTS AT END OF PERIOD	$43,238	$71,144

The accompanying notes are an integral part of the condensed consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

(Unaudited)

(Continued) – 2

	Six Months Ended
	June 30, 2015	June 30, 2014

SUPPLEMENTARY INFORMATION ON INVESTING AND FINANCING ACTIVITIES NOT INVOLVING CASH FLOWS:
Purchase of property and equipment	$121	$170
Exercise of options granted to employees		$12

SUPPLEMENTARY DISCLOSURE ON CASH FLOWS
Interest paid	$1,553	$1,527

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

On May 1, 2012, the U.S. Food and Drug Administration (“FDA”) approved taliglucerase alfa for injection, the Company’s first approved drug product, as an enzyme replacement therapy (ERT) for the long-term treatment of adult patients with a confirmed diagnosis of type 1 Gaucher disease. Taliglucerase alfa is a proprietary, recombinant form of glucocerebrosidase (GCD) that the Company developed using ProCellEx. Taliglucerase alfa was subsequently approved by the Israeli Ministry of Health (the “Israeli MOH”), by the Brazilian Ministry of Health (the “Brazilian MOH”) and by the applicable regulatory authorities of certain other countries. Taliglucerase alfa is the first plant cell-based recombinant therapeutic protein approved by the FDA or any other major regulatory authority.

In August 2014, the FDA approved taliglucerase alfa for injection for pediatric patients. Subsequently, the pediatric indication was approved by the Israeli MOH and by the applicable regulatory authorities of certain other countries.

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

PROTALIX BIOTHERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (continued):

On June 18, 2013, Protalix Ltd. entered into a Supply and Technology Transfer Agreement (the “Brazil Agreement”) with Fundação Oswaldo Cruz (“Fiocruz”), an arm of the Brazilian MOH, for taliglucerase alfa. The first term of the technology transfer is seven years and the agreement may be extended for an additional five-year term, as needed, to complete the technology transfer. The technology transfer is designed to be effected in four stages and is intended to transfer to Fiocruz the capacity and skills required for the Brazilian government to construct its own manufacturing facility, at its sole expense, and to produce a sustainable, high quality, and cost effective supply of taliglucerase alfa. Under the agreement, Fiocruz committed to purchase at least approximately $40 million worth of taliglucerase alfa during the first two years of the agreement. With respect to the first required purchase amount, the Company has received purchase orders for a total of approximately $9.2 million, for which the Company has recorded revenues of approximately $6.6 million for sales of taliglucerase alfa to Fiocruz. In subsequent years, Fiocruz is required to purchase at least approximately $40 million worth of taliglucerase alfa per year. Additionally, Protalix Ltd. is not required to complete the final stage of the technology transfer until Fiocruz purchases at least approximately $280 million worth of taliglucerase alfa. The Brazil Agreement became effective during January 2014.

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

Under the Brazil Agreement, if Fiocruz does not purchase an additional approximately $30 million of Uplyso by July 31, 2015, the Company will have the right to terminate the agreement. Fiocruz has not achieved this purchase milestone but the Company is, at this time, continuing to supply Uplyso to Fiocruz under the Brazil Agreement, and patients continue to be treated with Uplyso in Brazil, as approximately 10% of adult Gaucher patients in Brazil are currently treated with Uplyso. The Company is discussing with Fiocruz potential actions that Fiocruz may take to comply with its purchase obligations and, based on such discussions, the Company will determine what it believes to be the course of action. If the Company elects to terminate the Brazil Agreement, all rights to the technology that were transferred to Fiocruz will be returned to the Company.

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

Basic and diluted loss per share (“LPS”) are computed by dividing net loss by the weighted average number of shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) outstanding for each period. Diluted LPS does not include 18,844,777 and 19,780,594 shares of Common Stock underlying outstanding options and restricted shares of Common Stock and shares issuable upon conversion of the convertible notes (issued in September 2013) for the six months ended June 30, 2014 and 2015, respectively, and 18,778,154 and 20,167,947 shares of Common Stock for the three months ended June 30, 2014 and 2015, respectively, because the effect would be anti-dilutive.

PROTALIX BIOTHERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 - INVENTORIES

Inventory at June 30, 2015 and December 31, 2014 consisted of the following:

	June 30,	December 31,
	2015	2014
	(U.S. dollars in thousands)
Raw materials	$1,239	$1,616
Work in progress	117	132
Finished goods	5,012	4,919
Total inventory	$6,368	$6,667

During the six months ended June 30, 2015, the Company recorded approximately $770,000 for write-down of inventory under cost of revenues.

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

The fair value of the convertible notes as of June 30, 2015 is approximately $53.8 million based on a level 2 measurement.

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

On May 1, 2012, the U.S. Food and Drug Administration, or the FDA, approved for sale our first commercial product, taliglucerase alfa for injection, which is being marketed in the United States and Israel under the brand name Elelyso, as an enzyme replacement therapy, or ERT, for the long-term treatment of adult patients with a confirmed diagnosis of type 1 Gaucher disease. Subsequently, taliglucerase alfa was approved by the Brazilian National Health Surveillance Agency (Agencia Nacional de Vigilancia Sanitaria, or ANVISA, by the Israeli Ministry of Health, or the Israeli MOH, and by other regulatory agencies for other countries. Taliglucerase alfa is being marketed under the name UplysoTM in Brazil and certain other Latin American countries.

In August 2014, the FDA approved Elelyso for injection for pediatric patients. Subsequently, the pediatric indication was approved by the Israeli MOH and by the applicable regulatory authorities of certain other countries.

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

On June 18, 2013, we entered into a Supply and Technology Transfer Agreement, or the Brazil Agreement, with Fundação Oswaldo Cruz, or Fiocruz, an arm of the Brazilian Ministry of Health for taliglucerase alfa. The agreement became effective in January 2014. The technology transfer is designed to be completed in four stages and is intended to transfer to Fiocruz the capacity and skills required for the Brazilian government to construct its own manufacturing facility, at its sole expense, and to produce a sustainable, high-quality, and cost-effective supply of taliglucerase alfa. The initial term of the technology transfer is seven years. Under the agreement, Fiocruz committed to purchase at least approximately $40 million worth of taliglucerase alfa during the first two years of the term. With respect to the first required purchase amount, we have received purchase orders for a total of approximately $9.2 million, for which the Company recorded revenues of approximately $6.6 million for sales of taliglucerase alfa to Fiocruz. In subsequent years, Fiocruz is required to purchase at least approximately $40 million worth of taliglucerase alfa per year. We are not required to complete the final stage of the technology transfer until Fiocruz purchases at least approximately $280 million worth of taliglucerase alfa.

Under the Brazil Agreement, if Fiocruz had purchased an additional approximately $30 million of Uplyso by July 31, 2015, which milestone was not met, we have the right to terminate the agreement. Although Fiocruz has not achieved this purchase milestone, we are, at this time, continuing to supply Uplyso to Fiocruz under the Brazil Agreement, and patients continue to be treated with Uplyso in Brazil, as approximately 10% of adult Gaucer patients in Brazil are currently treated with Uplyso. We are discussing with Fiocruz potential actions that Fiocruz may take to comply with its purchase obligations and, based on such discussions, we will determine what we believe to be the course of action that is in the best interest of our company. If we elect to terminate the Brazil Agreement, all rights to the technology that were transferred to Fiocruz will be returned to our company.

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

In addition to taliglucerase alfa, we are developing an innovative product pipeline using our ProCellEx protein expression system. Our product pipeline currently includes, among other candidates:

(1) PRX-102, or alpha-GAL-A, a therapeutic protein candidate for the treatment of Fabry disease, a rare, genetic lysosomal disorder in humans, currently in an ongoing phase I/II clinical trial. We expect to report the second interim efficacy and safety results for the second dose group of 1 mg/kg of the trial, and longer term data for the 0.2mg/kg of the trial during the third quarter of 2015 and to report final efficacy and safety results for the 0.2mg, 1 mg and 2mg/kg dose groups of the trial during the fourth quarter of 2015.

(2) PRX-106, our oral antiTNF product candidate which is being developed as an orally-delivered anti inflammatory treatment using plant cells as a natural capsule for the expressed protein. We concluded the phase I clinical trial, which demonstrated that the drug was safe and well tolerated, showing biological activity in the gut and inducement of regulatory T cells. We expect to initiate a proof of concept efficacy study around year end.

(3) PRX-110, a proprietary plant cell recombinant human Deoxyribonuclease 1, or DNase, under development for the treatment of cystic fibrosis, to be administered by inhalation. We expect to initiate a phase I clinical trial in healthy volunteers during the fourth quarter followed by proof of concept efficacy study in patients by early 2016.

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

Results of Operations

Three months ended June 30, 2015 compared to the three months ended June 30, 2014

Revenues

We recorded revenues of $3.8 million during the three months ended June 30, 2015, an increase of $1.4 million, or 56%, from revenues of $2.4 million for the three months ended June 30, 2014. The increase resulted primarily from the $1.3 million of products sold in Brazil during the three months ended June 30, 2015. Revenues include $1.3 million of products sold in Israel during the period. Revenues also represent a pro rata amortization of the $65.0 million upfront and milestone payments of $1.1 million in each quarterly period.

Our share in the Collaboration Agreement

We recorded revenue of $834,000 as our share of net income from the collaboration under the Pfizer Agreement during the three months ended June 30, 2015, an increase of $573,000 from revenues of $261,000 for the three months ended June 30, 2014. Our share in the collaboration agreement recorded during the three months ended June 30, 2015 represents our 40% share of the net income generated during the period, which was primarily the result of $4.8 million in revenues generated by Pfizer mainly in the United States. Under the terms and conditions of the Pfizer Agreement, we record income or loss equal to 40% of the profit or loss realized from sales of taliglucerase alfa and related expenses incurred based on reports we receive from Pfizer summarizing the results of the collaborative activities under the Pfizer Agreement for the applicable period.

Cost of Revenues

Cost of revenues was $2.0 million for the three months ended June 30, 2015, an increase of $434,000, or 27%, from cost of revenues of $1.6 million for the three months ended June 30, 2014. The increase resulted primarily from an increase in the amount of products sold during the three months ended June 30, 2015. Cost of revenues is generally composed of certain fixed costs relating to our manufacturing facility, including rent, depreciation, salary and maintenance expenses, and to a much lesser extent, the direct cost of products sold.

Research and Development Expenses, Net

Research and development expenses were $6.5 million for the three months ended June 30, 2015, a decrease of $605,000, or 9%, from $7.1 million for the three months ended June 30, 2014. The decrease resulted primarily from a decrease of $677,000 in costs related to salaries expense, mainly due to bonuses that were paid in the three months ended June 30, 2014 and the devaluation of the New Israeli Shekel against the U.S. dollar during the period. The decrease was partially offset by a decrease in reimbursement of expenses of $610,000 in accordance with the terms and conditions of the Pfizer Agreement during the three months ended June 30, 2015 compared to the three months ended June 30, 2014.

We expect research and development expenses for our various development programs to continue to be our primary expense.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $2.1 million for the three months ended June 30, 2015, an increase of $526,000, or 33%, from $1.6 million for the three months ended June 30, 2014. The increase resulted primarily from an increase of $398,000 in salaries expenses, mainly due to share based compensation in connection with stock options granted during 2015, and an increase in sales and marketing expenses of approximately $148,000.

Financial Expenses and Income

Financial expenses net were $599,000 for the three months ended June 30, 2015 compared to financial expenses of $672,000 for the three months ended June 30, 2014. Financial expenses is composed primarily from interest expense of $776,000 for each three-month period for the 4.5% convertible notes described below.

Six months ended June 30, 2015 compared to the six months ended June 30, 2014

Revenues

We recorded revenues of $8.2 million during the six months ended June 30, 2015, a decrease of $947,000, or 10%, from revenues of $9.1 million for the six months ended June 30, 2014. Revenues include $3.0 million of products sold in Brazil and $2.6 million of products sold in Israel during the period. The decrease resulted primarily from a decrease of $525,000 of products we delivered at cost to Pfizer under the Pfizer Agreement and a decrease of $495,000 of products sold in Brazil. Revenues also represent a pro rata amortization of the $65.0 million upfront and milestone payments of $1.1 million in each quarterly period.

Our share in the Collaboration Agreement

We recorded revenue of $1.5 million as our share of net income from the collaboration under the Pfizer Agreement during the six months ended June 30, 2015, an increase of $591,000, or 62%, from revenues of $948,000 for the six months ended June 30, 2014. Our share in the collaboration agreement recorded during the six months ended June 30, 2015 represents our 40% share of the net income generated during the period, which was primarily the result of $10.2 million in revenues generated by Pfizer mainly in the United States. Under the terms and conditions of the Pfizer Agreement, we record income or loss equal to 40% of the profit or loss realized from sales of taliglucerase alfa and related expenses incurred based on reports we receive from Pfizer summarizing the results of the collaborative activities under the Pfizer Agreement for the applicable period.

Cost of Revenues

Cost of revenues was $4.4 million for the six months ended June 30, 2015, a decrease of $1.2 million, or 22%, from cost of revenues of $5.7 million for the six months ended June 30, 2014. The decrease resulted primarily from a decrease of $1.1 million of write-down of inventory. Cost of revenues is generally composed of certain fixed costs relating to our manufacturing facility, including rent, depreciation, salary and maintenance expenses, and to a much lesser extent, the direct cost of products sold.

Research and Development Expenses, Net

Research and development expenses were $13.2 million for the six months ended June 30, 2015, a decrease of $2.0 million, or 13%, from $15.2 million for the six months ended June 30, 2014. The decrease resulted primarily from a decrease of $1.9 million in costs related to salaries expense, mainly due to bonuses that were paid in the six months ended June 30, 2014 and the devaluation of the New Israeli Shekel against the U.S. dollar during the period. The decrease was partially offset by a decrease in reimbursement of expenses of $1.4 million in accordance with the terms and conditions of the Pfizer Agreement during the six months ended June 30, 2015 compared to the six months ended June 30, 2014.

We expect research and development expenses for our various development programs to continue to be our primary expense.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $4.0 million for the six months ended June 30, 2015, a decrease of $1.3 million, or 24%, from $5.3 million for the six months ended June 30, 2014. The decrease resulted primarily from a decrease of $564,000 in salaries expenses, mainly due to bonuses that were paid in the six months ended June 30, 2014 and the devaluation of the New Israeli Shekel against the U.S. dollar during the period, and a decrease in sales and marketing expenses of approximately $666,000.

Financial Expenses and Income

Financial expenses net were $1.7 million for the six months ended June 30, 2015 compared to financial expenses of $1.5 million for the six months ended June 30, 2014. Financial expenses is composed primarily from interest expense of $1.6 million for each six-month period for the 4.5% convertible notes described below.

Liquidity and Capital Resources

Sources of Liquidity

As a result of our significant research and development expenditures which surpasses our product sales revenue, we have not been profitable and have generated operating losses since our inception with the exception of the quarter ended June 30, 2012 due to the $25.0 million milestone payment we received from Pfizer in connection with FDA approval of taliglucerase alfa in that period. To date, we have funded our operations primarily with proceeds equal to $31.3 million from the sale of shares of convertible preferred and ordinary shares of Protalix Ltd., and an additional $14.1 million in connection with the exercise of warrants issued in connection with the sale of such shares, through December 31, 2008. In addition, on October 25, 2007, we generated gross proceeds of $50 million in connection with an underwritten public offering of our common stock and on each of March 23, 2011 and February 22, 2012, we generated gross proceeds of $22.0 million and $27.2 million, respectively, in connection with underwritten public offerings of our common stock.

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

Cash Flows

Net cash used in operations was $11.8 million for the six months ended June 30, 2015. The net loss for the six months ended June 30, 2015 of $11.0 million was further increased by a decrease of $1.5 million in deferred revenues and by a decrease of $1.9 million in accounts payable, but was partially offset by depreciation expense of $1.2 million and $973,000 of share based compensation. Net cash used in investing activities for the six months ended June 30, 2015 was $347,000 and consisted primarily of purchases of property and equipment. Net cash provided from financing activities was $534,000 primarily from the exercise of stock options.

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

Effects of Inflation and Currency Fluctuations

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation has had a material effect on our results of operations during the six and three months ended June 30, 2015 or the six and three months ended June 30, 2014.

Currency fluctuations could affect us through increased or decreased acquisition costs for certain goods and services. We do not believe currency fluctuations have had a material effect on our results of operations during the six and three months ended June 30, 2015 or the six and three months ended June 30, 2014.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of each of June 30, 2015 and June 30, 2014.

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

	Six months ended June 30,		Year ended December 31,
	2015	2014	2014
Average rate for period	3.910	3.481	3.578
Rate at period end	3.769	3.438	3.889

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

Changes in internal controls

There were no changes to our internal controls over financial reporting (as defined in Rules 13a-15f and 15d-15f under the Exchange Act) that occurred during the quarter ended June 30, 2015 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not involved in any material legal proceedings.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities during the three months ended June 30, 2015.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit	Exhibit	Incorporated by Reference				Filed
Number	Description	Form	File Number	Exhibit	Date	Herewith
3.1	Amended and Restated Articles of Incorporation of the Company	S-4	333-48677	3.4	March 26, 1998

3.2	Article of Amendment to Articles of Incorporation dated June 9, 2006	8-A	001-33357	3.2	March 9, 2007

3.3	Article of Amendment to Articles of Incorporation dated December 13, 2006	8-A	001-33357	3.3	March 9, 2007

3.4	Article of Amendment to Articles of Incorporation dated December 26, 2006	8-A	001-33357	3.4	March 9, 2007

3.5	Article of Amendment to Articles of Incorporation dated February 26, 2007	8-A	001-33357	3.5	March 9, 2007

3.6	Article of Amendment to Articles of Incorporation dated December 17, 2014	10-K	001-33357	3.6	March 12, 2015

3.7	Amended and Restated Bylaws of the Company	10-K	001-33357	3.7	March 12, 2015

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Certification of Chief Executive Officer	X

32.2	18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Certification of Chief Financial Officer	X

101.INS	XBRL INSTANCE FILE	X

101.SCH	XBRL SHEMA FILE	X

101.CAL	XBRL CALCULATION FILE	X

101.DEF	XBRL DEFINITION FILE	X

101.LAB	XBRL LABEL FILE	X

101.PRE	XBRL PRESENTATION FILE	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROTALIX BIOTHERAPEUTICS, INC.
(Registrant)

Date: August 10, 2015	By:	/s/ Moshe Manor
Moshe Manor
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2015	By:	/s/ Yossi Maimon
Yossi Maimon
Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)

