Form 10-Q/A
period 2015-09-30
Protalix BioTherapeutics, Inc.
filed 2015-12-11
CIK 1006281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Amendment No. 1)

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

Explanatory Note

Protalix BioTherapeutics, Inc. filed its Quarterly Report on Form 10-Q for the period ended September 30, 2015, or the Original Filing, on November 9, 2015. We are filing this Amendment No. 1 on Form 10-Q/A to note on the Exhibit Index that confidential treatment has been requested for portions of Exhibit 10.1 and to file a revised exhibit. In addition, we are including new certifications of our chief executive officer and chief financial officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act. We are not including certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C.1350) as no financial statements are being filed with this Amendment No. 1 on Form 10-Q/A.

This Amendment No. 1 on Form 10-Q/A does not reflect subsequent events occurring after the filing date of the Original Filing or modify or update any disclosures made in the Original Filing, except as described above.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Date	Filed Herewith
3.1	Amended and Restated Articles of Incorporation of the Company	S-4	333-48677	3.4	March 26, 1998
3.2	Article of Amendment to Articles of Incorporation dated June 9, 2006	8-A	001-33357	3.2	March 9, 2007
3.3	Article of Amendment to Articles of Incorporation dated December 13, 2006	8-A	001-33357	3.3	March 9, 2007
3.4	Article of Amendment to Articles of Incorporation dated December 26, 2006	8-A	001-33357	3.4	March 9, 2007
3.5	Article of Amendment to Articles of Incorporation dated February 26, 2007	8-A	001-33357	3.5	March 9, 2007
3.6	Article of Amendment to Articles of Incorporation dated December 17, 2014	10-K	001-33357	3.6	March 12, 2015
3.7	Amended and Restated Bylaws of the Company	10-K	001-33357	3.7	March 12, 2015
10.1†	Amended and Restated Exclusive License and Supply Agreement dated as of October 12, 2015 between Protalix Ltd. and Pfizer Inc.					X

2

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Certification of Chief Executive Officer	001-33357	32.1	November 9, 2015

32.2	18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Certification of Chief Financial Officer	001-33357	32.2	November 9, 2015

† Portions of this exhibit were omitted and have been filed separately with the Secretary of the Securities and Exchange Commission pursuant to the Registrant’s application requesting confidential treatment under Rule 24b-2 of the Exchange Act.

3

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROTALIX BIOTHERAPEUTICS, INC.
(Registrant)
Date: December 11, 2015	By:	/s/ Moshe Manor
Moshe Manor President and Chief Executive Officer (Principal Executive Officer)

Date: December 11, 2015	By:	/s/ Yossi Maimon
Yossi Maimon Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)

4