Form 10-K/A
period 2015-12-31
Protalix BioTherapeutics, Inc.
filed 2016-04-22
CIK 1006281

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
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

001-33357

(Commission file number)

PROTALIX BIOTHERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	65-0643773
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

2 Snunit Street Science Park POB 455 Carmiel, Israel	20100
(Address of principal executive offices)	(Zip Code)

972-4-988-9488

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, par value $0.001 per share	NYSE MKT

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

EXPLANATORY NOTE

Protalix BioTherapeutics, Inc. is filing this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended December 31, 2015, as originally filed with the Securities and Exchange Commission (“SEC”) on March 8, 2016 (the “Original Form 10-K”), to add information required in Part III of its Annual Report on Form 10-K because a definitive proxy statement containing such information will not be filed within 120 days after the end of the fiscal year covered by the Form 10-K. In addition, we have update the exhibit index. This amendment is not intended to update any other information presented in the Original Form 10-K. The Original Form 10-K continues to speak as of the dates described therein, and we have not updated the disclosures contained therein to reflect any events that occurred subsequent to such dates. Accordingly, this amendment should be read in conjunction with our filings made with the SEC subsequent to the Original Form 10-K, as information in such filings may update or supersede certain information contained in the Original Form 10-K and in this amendment.

FORM 10-K

TABLE OF CONTENTS

Item 15.	Exhibits and Financial Statement Schedules	17
Signatures		19

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our directors and executive officers, their ages and positions as of April 15, 2016 are as follows:

Name	Age	Position

Directors
Shlomo Yanai	63	Chairman of the Board
Moshe Manor	59	Director, President and Chief Executive Officer
Amos Bar Shalev (1)(2)(3)	63	Director
Zeev Bronfeld (1)(2)(3)	64	Director
Yodfat Harel Buchris (1)(2)(3)	43	Director
Roger D. Kornberg, Ph.D.	68	Director
Aharon Schwartz, Ph.D.	73	Director
Executive Officers
Einat Brill Almon, Ph.D.	57	Senior Vice President, Product Development
Yossi Maimon, CPA	45	Vice President, Chief Financial Officer, Treasurer and Secretary
Tzvi Palash	59	Chief Operating Officer
Yoseph Shaaltiel, Ph.D.	63	Executive VP, Research and Development

________________________________

(1) Member of Nominating Committee

(2) Member of Audit Committee

(3) Member of Compensation Committee

Shlomo Yanai. Shlomo Yanai has served as the Chairman of our Board of Directors since July 2014. Mr. Yanai is currently the Chairman of the Board of Cambrex Corporation (NYSE:CBM) and a director of Quinpario Acquisition Corp. 2 (NASDAQ:QPACU), Sagent Pharmaceuticals, Inc. (NASDAQ:SGNT) and Perrigo Co. plc (NASDAQ:PRGO). From 2012 through 2015, Mr. Yanai served as a director of Lumenis Ltd. Mr. Yanai served as President and Chief Executive Officer of Teva (NASDAQ:TEVA, TASE:TEVA) from March 2007 until May 2012 and, prior to joining Teva, Mr. Yanai was President and Chief Executive Officer of Makhteshim-Agan Industries Ltd. from 2003 until 2006. Before that, he was a Major General in the Israel Defense Forces, where he served for 32 years, in various positions, the last two positions being Commanding Officer of the Southern Command and Head of the Division of Strategic Planning. Mr. Yanai was the head of the Israeli security delegation to the peace talks at Camp David, Shepherdstown and Wye River. He currently serves as a member of the Board of Governors of the Technion — Israel Institute of Technology of Haifa, Israel, and of the International Advisory Board, MBA Program of Ben-Gurion University of the Negev, Israel, as well as an honorary member of the Board of the Institute for Policy and Strategy of the Interdisciplinary Center (IDC), Herzliya, Israel. Mr. Yanai holds a bachelor’s degree in political science and economics from Tel Aviv University, a master’s degree in national resources management from George Washington University, and is a graduate of the Advanced Management Program of Harvard Business School and U.S. National War College (NDU). Mr. Yanai was the recipient of the Max Perlman Award for Excellence in Global Business Management from Tel Aviv University, Israel in 2005 and was awarded an honorary doctorate by Bar-Ilan University, Israel in 2012. We believe Mr. Yanai’s qualifications to serve as Chairman of our Board of Directors include his vast global operating experience in the life-science and pharmaceutical and agro-chemicals industry. He also brings a global perspective to the Board, incorporating his industry and Board leadership experience and his distinguished military service.

Moshe Manor. Mr. Manor has served as our President and Chief Executive Officer and as a director of our company since November 2014. Mr. Manor served in a number of senior executive positions at Teva (NASDAQ:TEVA, TASE:TEVA) from 1984 through 2012. Most recently, he served as President, Teva Asia & Pacific where he led the strategy and development of a high growth region for Teva. Prior to that, he was Group Vice President, Global Branded Products, leading the Innovative Commercial and Research & Development franchises. From 2006 through 2008, Mr. Manor was Senior Vice President, Global Innovative Resources, and was responsible for generating over $3 billion in sales with Copaxone® and Azilect®. Previously, he served as director of Teva Israel. Most recently, Mr. Manor serves on the Board of Directors of Kamedis Ltd. and Coronis Partners, and as Chairman of the Board of Directors of a startup company, MEway Pharma. He holds a BA in Economics from the Hebrew University in Jerusalem, and an MBA from the Tel-Aviv University. We believe Mr. Manor’s qualifications to serve on our Board of Directors include his extensive experience in the life-science and pharmaceutical industry on a global scale.

Amos Bar Shalev. Mr. Bar Shalev has served as our director since July 2008. Previously, Mr. Bar Shalev served as a director of Protalix Ltd. from 2005 through January 31, 2008, and as our director from December 31, 2006 through January 31, 2008. Mr. Bar Shalev brings to us extensive experience in managing technology companies. Currently, Mr. Bar Shalev serves on the boards of directors of Aposense Ltd. (TASE: APOS), an Israeli publicly-traded company listed on the TASE, since 2011, and of Ocure Ltd. (since 2012) and Velox Ltd. (since 2013), privately-held Israeli companies. From 2004 through 2012, Mr. Bar Shalev served as a director of Technorov Holdings (1993) Ltd. and managed its portfolio. In addition, he served on the board of directors of Highcon Systems Ltd., a privately-held Israeli company, from 2010 through 2012. From 1997 through 2004, he was a Managing Director of TDA Capital Partners, a management company of the TGF (Templeton Tadiran) Fund. From 2004 through 2007, he was the President of Win Buyer Ltd. He has served on the board of directors of many other companies, including, among others, NESS Ltd. (acquired by BioNess Inc.), Idanit (acquired by Scitex Corporation Ltd.), Objet Geometrix (merged with Stratasys, Inc. (NASDAQ:SSYS)), Verisity, Scitex Vision (acquired by Hewlett Packard), Golden Wings Investment Company Ltd., the venture capital fund of the Israeli Air Force Veterans Business Club, Win Buyer Ltd. and Sun Light Ltd. He received his B.Sc. in Electrical Engineering from the Technion, Israel in 1978 and M.B.A. from the Tel Aviv University in 1981. He holds the highest award from the Israeli Air Force for technological achievements. We believe Mr. Bar Shalev’s qualifications to serve on our Board of Directors include his years of experience in the management of Israeli businesses.

Zeev Bronfeld.  Mr. Bronfeld has served as a director of Protalix Ltd. since 1996 and as our director since December 31, 2006. Mr. Bronfeld brings to us vast experience in management and value building of biotechnology companies. He is an experienced businessman who is involved in a number of biotechnology companies. He was a co-founder of Biocell Ltd., a former Israeli publicly traded holding company that specialized in biotechnology companies and served as its Chief Executive Officer from 1986 through 2015. Mr. Bronfeld currently serves as a director of The Trendlines Group (42T.SI), D.N.A. Biomedical Solutions Ltd. (TASE:DNA), and Macrocure Ltd. (NASDAQ:MCUR), all of which are public companies. Mr. Bronfeld is also a director of a number of privately-held companies, most of which are involved in the life sciences, such as Entera Bio Ltd., Contipi Medical Ltd. and TransBiodiesel Ltd. From 2004 through 2012, Mr. Bronfeld served as a director of D. Medical Industries Ltd., a company that was dually-listed on the Nasdaq and the TASE. Mr. Bronfeld received a B.A. in Economics from the Hebrew University in 1975. We believe Mr. Bronfeld’s qualifications to serve on our Board of Directors include his years of experience in the management of private and public Israeli companies, including life science companies.

Yodfat Harel Buchris.  Mrs. Harel Buchris has served as our director since June 2007. Since February 2014, Mrs. Harel Buchris has served as the employer representative in Israel’s National Labor Court. She is also a Partner and a member of the board of directors of YP and 6 Partners Ltd., a business consulting and investment company. Since February 2016 she has served on the board of directors of Israel Discount Bank Limited (DSCT:TA) and, since January 2016, on the board of directors of Eltek Ltd. (ELTK:NASDAQ). From 2006 to 2013, Mrs. Harel Buchris served as a Managing Director of Tamares Capital Ltd., a private investment group with interests in real estate, technology, manufacturing, leisure and media. At Tamares Capital, Mrs. Harel Buchris served as the Business Development Director and the head of the Israel office. Prior to joining Tamares Capital, from 2004 to 2006, she was the Head of the Medical Desk of Orbotech, Ltd. (NASDAQ:ORBK), a company providing high-tech inspection and imaging solutions for bare printed circuit board (PCB), flat panel display (FPD) and PCB assembly manufacturing worldwide. Prior to that, from 1994 to 2003, she was a Managing Director of Harel-Hertz Investment House Ltd., a business investment company with offices in Tel Aviv, Israel and Tokyo, Japan. In 2002, Harel-Hertz Investment House became the Israeli representative office for ITX Corporation, a publicly-traded company in Japan. Mrs. Harel Buchris has served on the board of directors of Tamares Capital, Tamares Hotels, El Al, British Israel, Storewiz, N-trig, Secure Pharma, Siklu and Tamares Telecom. Mrs. Harel Buchris holds a B.A. in Communications and Political Science from Bar Ilan University and an executive M.B.A. from Bradford University, Great Britain. She has also completed programs in Mediation at Gome, Israel Mediation Center, Directors’ Studies and Advanced Advertising and Marketing at the Israel Management Center. We believe Mrs. Harel Buchris’ qualifications to serve on our Board of Directors include her experience in the management of Israeli and other businesses.

Roger D. Kornberg, Ph.D.  Professor Kornberg has served as our director since February 2008. He has served as a director of OphthaliX Inc. (OTCBB:OPLI) since 2012, and as the chairman of the board of directors of two related start-up companies. He also serves as the Chief Scientist of Cocrystal Pharma, Inc. (OTCQB: COCP) (f/k/a Biozone Pharmaceuticals, Inc.) and in 2014 served on their Board of Directors. He served as a director of Teva (NASDAQ:TEVA, TASE:TEVA) from 2007 through 2013. Professor Kornberg is a member of the U.S. National Academy of Sciences and the Winzer Professor of Medicine in the Department of Structural Biology at Stanford University, Stanford, California. He has been a member of the faculty of Stanford University since 1972. Prior to that, he was a professor at Harvard Medical School. Professor Kornberg is a renowned biochemist and in 2006 he was awarded the Nobel Prize in Chemistry in recognition for his studies of the molecular basis of eukaryotic transcription, the process by which DNA is copied to RNA. Professor Kornberg is also the recipient of several awards, including the 2001 Welch Prize, the highest award granted in the field of chemistry in the United States, and the 2002 Leopold Mayer Prize, the highest award granted in the field of biomedical sciences from the French Academy of Sciences. He received his B.S. in Chemistry from Harvard University in 1967 and his Ph.D. in Chemistry from Stanford University in 1972. He holds honorary degrees from universities in Europe and Israel, including the Hebrew University in Jerusalem, where he currently is a visiting professor. We believe Professor Kornberg’s qualifications to serve on our Board of Directors include his expertise in chemistry and medicine and his experience in the academic arena.

Aharon Schwartz, Ph.D. Dr. Schwartz retired from Teva in 2011 where he served in a number of positions from 1975 through 2011, the most recent being Vice President, Head of Teva Innovative Ventures from 2008. Dr. Schwartz is currently chairman of the board of directors of a number of life science companies, including BiolineRx Ltd. (NASDAQ:BLRX, TASE:BLRX), DPharm Ltd. (TASE:DPRM), BioCancell Ltd. (TASE:BICL) and CureTech Ltd., and a member of the board of directors of Alcobra Ltd. (NASDAQ:ADHD) and Foamix Pharmaceuticals Ltd. (NASDAQ:FOMX). Dr. Schwartz received his Ph.D. in organic chemistry in 1978 from the Weizmann Institute, his M.Sc. in organic chemistry from the Technion and a B.Sc. in chemistry and physics from the Hebrew University of Jerusalem. Dr. Schwartz received a second Ph.D. in 2014 from the Hebrew University of Jerusalem in the history and philosophy of science.

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

Yossi Maimon, CPA.  Mr. Maimon joined Protalix Ltd. on October 15, 2006 as its Chief Financial Officer and became our Vice President and Chief Financial Officer on December 31, 2006. Prior to joining Protalix, from 2002 to 2006, he served as the Chief Financial Officer of Colbar LifeScience Ltd., or Colbar, a biomaterial company focusing on aesthetics, where he led all of the corporate finance activities, fund raisings and legal aspects of Colbar including the sale of Colbar to Johnson and Johnson. Mr. Maimon has a B.A. in accounting from the City University of New York and an MBA from Tel Aviv University, and he is a Certified Public Accountant in the United States (New York State) and Israel.

Tzvi Palash. Mr. Palash has served as Protalix Ltd.’s Chief Operating Officer since September 6, 2010. Prior to joining Protalix Ltd., from 2006 through 2010, Mr. Palash served as a General Manager of ColBar. In that position, Mr. Palash served as a member of the Global Aesthetic Management Team at the Consumer Group of Johnson & Johnson. Prior to that, from 2001 through 2006, Mr. Palash served as the Vice President, Operations of ColBar, and he has served in different positions at Teva. Mr. Palash has an M.Sc. in Biochemistry from the Hebrew University and a B.Sc. in Biology from the Tel Aviv University.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and holders of more than 10% of our common stock to file with the SEC reports regarding their ownership and changes in ownership of our equity securities. We believe that all Section 16 filings requirements were met by our officers and directors during 2015, except that each of Dr. Shaaltiel, Dr. Brill Almon, Mr. Maimon and Mr. Palash made one late Form 4 filing during 2015. In making this statement, we have relied solely upon examination of the copies of Forms 3, 4 and 5, Schedule 13s and written representations of our former and current directors, officers and 10% shareholders.

Audit Committee

We require that all Audit Committee members possess the required level of financial literacy and at least one member of the Audit Committee meet the current standard of requisite financial management expertise as required by the NYSE MKT and applicable rules and regulations of the SEC. Messrs. Bar Shalev and Bronfeld, and Mrs. Harel Buchris have been appointed by the Board of Directors to serve on the Audit Committee until their respective successors have been duly elected.

Our Audit Committee operates under a formal charter that governs its duties and conduct. A current copy of the Audit Committee Charter is available on our website at http://www.protalix.com.

All members of the Audit Committee are independent from our executive officers and management.

Our independent registered public accounting firm reports directly to the Audit Committee.

Our Audit Committee meets with management and representatives of our registered public accounting firm prior to the filing of officers’ certifications with the SEC to receive information concerning, among other things, effectiveness of the design or operation of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002.

Our Audit Committee has adopted a Policy for Reporting Questionable Accounting and Auditing Practices and Policy Prohibiting Retaliation against Reporting employees to enable confidential and anonymous reporting of improper activities to the Audit Committee.

Messrs. Bar Shalev and Bronfeld and Mrs. Harel Buchris qualify as “audit committee financial experts” under the applicable rules of the SEC. In making the determination as to these individuals’ status as audit committee financial experts, our Board of Directors determined they have accounting and related financial management expertise within the meaning of the aforementioned rules, as well as the listing standards of the NYSE MKT.

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

Elements of Compensation

Executive compensation consists of following elements:

Base Salary. Base salaries for our executives are established based on the scope of their responsibilities taking into account competitive market compensation paid by other companies for similar positions. Generally, we believe that executive base salaries should be targeted near the median of the range of salaries for executives in similar positions with similar responsibilities at comparable companies. The Compensation Committee convenes, from time to time to evaluate present and future executive compensation, which evaluation generally includes an evaluation of the peer group considered in analyzing executive compensation. The Compensation Committee intends to continue reviewing and revising the peer group periodically to ensure that it continues to reflect companies similar to our company in size and development stage. The Compensation Committee also reviews executive compensation reports and an analysis of publicly-traded biotechnology companies prepared by third party experts from a well-known consulting firm for additional data and other information regarding executive compensation for comparative purposes.

Base salaries are usually reviewed annually, and adjusted from time to time to realign salaries with market levels after taking into account individual responsibilities, performance and experience. The base salaries of each of our President and Chief Executive Officer, our Executive Vice President, Research and Development, our Senior Vice President, Product Development, our Vice President and Chief Financial Officer and our Chief Operating Officer, who we refer to collectively as the “Named Executive Officers,” are discussed herein. In March 2016, our Board of Directors adopted certain recommendations of the Compensation Committee regarding the compensation of our Named Executive Officers with no change in the base salary component, as discussed below.

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

The Compensation Committee selects, in its discretion, the executive officers of our company or our subsidiary who are eligible to receive bonuses for any given year. Any bonus granted by the Compensation Committee will generally be paid upon the achievement of a specific milestone, subject to certain terms and conditions. The Compensation Committee has not fixed a minimum or maximum award for any executive officer’s annual discretionary bonus. Each of our executive officers is eligible for a discretionary annual bonus under his or her employment agreement.

Performance Bonus. In March 2016, the Compensation Committee adopted a new performance-based bonus plan for the Named Executive Officers and other members of our management. The new bonus plan is designed to provide cash bonuses over a three-year period based on our company’s achievement of what we consider to be major milestones. The amounts payable to each person for each milestone were determined after consideration of both personal and company objectives and are based on a multiple of the person’s monthly salary. Such multiples range from a maximum of 12 months to a minimum of one-half a month. Each bonus is payable upon the achievement of the applicable milestone, subject to certain terms and conditions. The bonus plan is summarized as follows:

Milestone	Moshe Manor	Yoseph Shaaltiel, Ph.D.	Einat Brill Almon, Ph.D.	Yossi Maimon	Tzvi Palash
Clinical Development Milestone for Certain Product Candidate	$108,000	$42,000	$72,000 to $108,000	$36,000	$34,000
Regulatory Development Milestone for Same Product Candidate	$108,000 to $216,000	$84,000 to $168,000	$108,000 to $216,000	$36,000 to $54,000	$34,000 to $68,000
Clinical Development Milestone for Certain Product Candidate	$54,000	$10,500	$27,000 to $54,000	$9,000	$8,500
Clinical Development Milestone for Certain other Product Candidate	$54,000	$10,500	$27,000 to $54,000	$9,000	$8,500
General Regulatory Milestone	$102,000	$42,000	$36,000	$18,000	$102,000
Substantial Transaction involving a Certain Product Candidate	$128,000	$21,000	$18,000	$115,000 to $141,000	$17,000
Substantial Transaction involving other Product Candidate	$112,000	$10,500	$9,000	$49,000 to $60,000	$8,500
Corporate Finance Milestones	$216,000			$197,000 to $242,000
Early-Stage Clinical Milestones	$72,000	$252,000	$72,000	$36,000	$68,000

Options and Share-Based Compensation. Our amended 2006 stock incentive plan authorizes us to grant options to purchase shares of common stock, restricted stock and other securities to our employees, directors and consultants. Our Compensation Committee is the administrator of the stock incentive plan. Stock option or other grants are generally made at the commencement of employment and following a significant change in job responsibilities or to meet other special retention or performance objectives. The Compensation Committee reviews and approves stock option and other awards to executive officers based upon a review of competitive compensation data, its assessment of individual performance, a review of each executive’s existing long-term incentives, and retention considerations. The exercise price of stock options granted under our amended 2006 stock incentive plan must be equal to at least 100% of the fair market value of our common stock on the date of grant; however, in certain circumstances, grants may be made at a lower price to Israeli grantees who are residents of the State of Israel. See “Summary Compensation Table – Grants of Plan-Based Awards” below for grants of options to our Named Executives Officers during fiscal year 2015.

Severance and Change in Control Benefits. Pursuant to the employment agreements entered into with each of our executive officers, the executive officer is entitled to be insured by Protalix Ltd. under a Manager’s Policy in lieu of severance. The intention of such Manager’s Policies is to provide the Israel-based officers with severance protection of one month’s salary for each year of employment. In addition, the stock options and restricted stock granted to each of our Named Executive Officers provide that all of such instruments are subject to accelerated vesting immediately upon a change in control of our company. As part of the new bonus plan adopted in March 2016, it was agreed that the Board of Directors will grant certain cash bonuses to the Named Executive Officers and other of our employees in its sole discretion upon the occurrence of a change in control.

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

Executive Compensation. We refer to the “Summary Compensation Table” set forth below for information regarding the compensation earned during the fiscal year ended December 31, 2015 by: our President and Chief Executive Officer, our Executive Vice President, Research and Development, our Senior Vice President, Product Development, our Vice President and Chief Financial Officer and our Chief Operating Officer, who we refer to collectively as the “Named Executive Officers.”

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

Respectfully submitted on April 5, 2016, by the members of the Compensation Committee of the Board of Directors.

Amos Bar Shalev

Zeev Bronfeld

Yodfat Harel Buchris

Summary Compensation Table

The following table sets forth a summary for the fiscal years ended December 31, 2015, 2014, and 2013, respectively, of the cash and non-cash compensation awarded, paid or accrued by us or Protalix Ltd. to our President and Chief Executive Officer, our Executive Vice President, Research and Development, our Senior Vice President, Product Development, our Vice President and Chief Financial Officer and our Chief Operating Officer, who we refer to collectively as the “Named Executive Officers.” There were no restricted stock awards, long-term incentive plan payouts or other compensation paid during fiscal years 2015, 2014, and 2013 by us or Protalix Ltd. to the Named Executive Officers, except as set forth below. All of the Named Executive Officers are employees of our subsidiary, Protalix Ltd. All currency amounts are expressed in U.S. dollars.

Name and Principal Position	Year	Salary($)	Bonus ($)	Stock Award(s) ($)	Option Award(s) ($)	All Other Compensation ($)(1)	Total ($)
Moshe Manor (2)	2015	334,708			427,864	95,823	858,395
President and	2014	93,667		-	200,962	18,399	313,028
Chief Executive Officer
Yoseph Shaaltiel, Ph.D.	2015	271,730	85,000	110,244	112,497	74,058	653,529
Executive Vice President,	2014	305,548	90,000	232,979	62,651	84,719	775,897
Research and Development	2013	302,901	120,000	429,927	140,770	81,672	1,075,270
Einat Brill Almon, Ph.D.	2015	234,899	117, 500	97,120	102,215	62,362	614,096
Senior Vice President,	2014	263,917	85,000	205,244	56,170	68,489	678,820
Product Development	2013	261,505	100,000	378,745	126,208	66,600	933,058
Yossi Maimon, CPA	2015	266,776	246,009	97,120	102,215	68,398	780,518
Vice President,	2014	299,090	225,000	205,244	56,170	74,493	859,997
Chief Financial Officer	2013	292,096	110,000	378,745	126,208	67,739	974,788
Tzvi Palash	2015	208,106	60,000	53,547	49,141	71,192	441,986
Chief Operating Officer	2014	233,669	50,000	113,161	11,413	74,520	482,763
	2013	231,668	20,000	208,822	72,055	72,105	604,650

________________________________

(1)	Includes employer contributions to pension and/or insurance plans and other miscellaneous payments.
(2)	Mr. Manor commenced his tenure as our President and Chief Executive Officer as of November 1, 2014.

Grants of Plan-Based Awards

The following table summarizes the grant of awards made to the Named Executive Officers during 2015 as of December 31, 2015.

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (#)	Grant Date Fair Value of Stock and Option Awards ($)
(a)	(b)	(i)	(l)
Yoseph Shaaltiel	March 23, 2015	275,000	270,252
Einat Brill Almon	March 23, 2015	250,000	245,684
Yossi Maimon	March 23, 2015	250,000	245,684
Tzvi Palash	March 23, 2015	125,000	122,842

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information with respect to the Named Executive Officers concerning equity awards as of December 31, 2015.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
Moshe Manor	281,250	618,750	2.37	9/29/2024	--	--
Yoseph Shaaltiel	122,162	-	0.001	6/30/2016
	263,728	-	5.00	2/7/2018
	50,000	-	2.65	2/25/2019
	145,000	-	6.90	2/25/2020
					39,375	40,163
	-	275,000	1.72	3/23/2025
Einat Brill Almon	311,272	-	5.00	2/7/2018
	130,000	-	6.90	2/25/2020
		-			34,688	35,382
	-	250,000	1.72	3/23/2025
Yossi Maimon	175,000	-	5.00	2/7/2018
	130,000		6.90	2/25/2020
		-			34,688	35,382
	-	250,000	1.72	3/23/2025
Tzvi Palash	160,000		7.55	8/29/2020
					19,125	19,508
	-	125,000	1.72	3/23/2025

Option exercises during 2015 and vested stock awards for Named Executive Officers as of December 31, 2015 were as follows:

Option Exercises and Stock Vested
	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Received on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Received on Vesting ($)
(a)	(b)	(c)	(d)	(e)
Moshe Manor	-	-	-	-
Yoseph Shaaltiel	-	-	52,500
Einat Brill Almon	-	-	46,250
Yossi Maimon	-	-	46,250
Tzvi Palash	-	-	25,500

Potential Payments upon Termination or Change-in-Control/Corporate Transaction

Each of our Named Executive Officers (while they remain employed by our company) is entitled to be insured by Protalix Ltd. under a Manager’s Policy in lieu of severance upon termination. The intention of such Manager’s Policies is to provide our officers with severance protection of one month’s salary for each year of employment. We do not provide any change in control/corporate transaction benefits to our Named Executive Officers except for certain cash bonuses at the board’s sole discretion and the acceleration of the vesting periods for outstanding options and restricted stock. Had we experienced a change in control/corporate transaction on December 31, 2015, the value of the acceleration of the vesting period of Mr. Manor’s options would be zero; as of the same date all exercise prices of options held by each of our other Named Executive Officers were above the market value of our shares and, accordingly, the value of the acceleration of the stock options held by each of them as of such date would be zero. In addition, had we experienced a change in control/corporate transaction on December 31, 2015, the value of the acceleration of vesting of the restricted stock held by each of Dr. Shaaltiel, Dr. Brill Almon, Mr. Maimon and Mr. Palash would be $40,163, $35,382, $35,382, and $19,508, respectively.

Employment Arrangements

Moshe Manor. Mr. Manor joined Protalix Ltd. as its President and Chief Executive Officer pursuant to an employment agreement dated September 28, 2014. Pursuant to the employment agreement, his current monthly base salary is NIS 95,000 (approximately $25,200) and Mr. Manor is entitled to an annual discretionary bonus subject to the sole discretion of our Board of Directors. The Board of Directors shall determine the bonus on the basis of agreed-upon annual objectives which shall include both measurable and strategic parameters. The monthly salary is subject to cost of living adjustments from time to time as may be required by law. The Board of Directors also granted to Mr. Manor options to purchase 900,000 shares of our common stock at an exercise price equal to $2.37 per share, the closing sales price of the common stock on the NYSE MKT for the last trading day immediately preceding the effective date of the grant. The options vest over four years on a quarterly basis in 16 equal increments, subject to certain conditions. Vesting of the options will be accelerated in full upon a Corporate Transaction or a Change in Control, as those terms are defined in the Company’s 2006 Stock Incentive Plan, as amended. Mr. Manor’s employment agreement is terminable by our company on 90 days written notice for any reason during the first year of the agreement’s term and on 180 days written notice thereafter. Mr. Manor may terminate the agreement on 90 days written notice for any reason during its term. We may terminate the Agreement for cause without notice. Mr. Manor is entitled to be insured by the Company under a Manager’s Policy in lieu of severance, company contributions towards vocational studies, annual recreational allowances, a company car and a company phone. Mr. Manor is entitled to 24 working days of vacation.

Yoseph Shaaltiel, Ph.D. Dr. Shaaltiel founded Protalix Ltd. in 1993 and currently serves as our Executive Vice President, Research and Development. Dr. Shaaltiel entered into an employment agreement with Protalix Ltd. on September 1, 2001. Pursuant to the employment agreement, his current monthly base salary is NIS 80,750 (approximately $21,400) per month. The employment agreement is terminable by Protalix Ltd. on 90 days’ written notice for any reason and we may terminate the agreement for cause without notice. In addition, vesting of all of Dr. Shaaltiel’s options and restricted shares will be accelerated in full upon a Corporate Transaction or a Change in Control, as those terms are defined in the Company’s 2006 Stock Incentive Plan, as amended. Dr. Shaaltiel is entitled to be insured by Protalix Ltd. under a Manager’s Policy in lieu of severance, company contributions towards vocational studies, annual recreational allowances, a company car and a company phone. Dr. Shaaltiel is entitled to 29 working days of vacation.

Einat Brill Almon, Ph.D. Dr. Brill Almon joined Protalix Ltd. on December 19, 2004 as its Vice President, Product Development, pursuant to an employment agreement effective on December 19, 2004 by and between Protalix Ltd. and Dr. Brill Almon, and currently serves as our Senior Vice President, Product Development. Pursuant to the employment agreement, her current monthly base salary is NIS 69,825 per month (approximately $18,500). She is also entitled to certain specified bonuses in the event that Protalix achieves certain specified clinical development milestones within specified timelines. In addition, vesting of all of Dr. Brill Almon’s options and restricted shares will be accelerated in full upon a Corporate Transaction or a Change in Control, as those terms are defined in the Company’s 2006 Stock Incentive Plan, as amended. The employment agreement is terminable by either party on 60 days’ written notice for any reason and we may terminate the agreement for cause without notice. Dr. Brill Almon is entitled to be insured by Protalix Ltd. under a Manager’s Policy in lieu of severance, company contributions towards vocational studies, annual recreational allowances, a company car and a company phone at up to NIS 1,000 per month. Dr. Brill Almon is entitled to 29 working days of vacation.

Yossi Maimon, CPA. Mr. Maimon joined Protalix Ltd. as its Chief Financial Officer pursuant to an employment agreement effective as of October 15, 2006 by and between Protalix Ltd. and Mr. Maimon and currently serves as our Chief Financial Officer. Pursuant to the employment agreement, his current monthly base salary is NIS 69,825 (approximately $18,500) and Mr. Maimon is entitled to an annual discretionary bonus and additional discretionary bonuses in the event Protalix achieves significant financial milestones, subject to the Board’s sole discretion. The monthly salary is subject to cost of living adjustments from time to time. In addition, vesting of all of Mr. Maimon’s options and restricted shares will be accelerated in full upon a Corporate Transaction or a Change in Control, as those terms are defined in the Company’s 2006 Stock Incentive Plan, as amended. The employment agreement is terminable by either party on 60 days’ written notice for any reason and we may terminate the agreement for cause without notice. Mr. Maimon is entitled to be insured by Protalix Ltd. under a Manager’s Policy in lieu of severance, company contributions towards vocational studies, annual recreational allowances, a company car and a company phone. Mr. Maimon is entitled to 29 working days of vacation.

Tzvi Palash. Mr. Palash joined Protalix Ltd. as its Chief Operating Officer pursuant to an employment agreement effective September 6, 2010 and currently serves as our Chief Operating Officer. Pursuant to the employment agreement, Mr. Palash’s current monthly base salary is NIS 65,550 (approximately $17,350) and Mr. Palash is entitled to an annual discretionary bonus for performance subject to the sole discretion of our compensation committee. The monthly salary is subject to cost of living adjustments from time to time as may be required by law. In addition, vesting of all of Mr. Palash’s options and restricted shares will be accelerated in full upon a Corporate Transaction or a Change in Control, as those terms are defined in the Company’s 2006 Stock Incentive Plan, as amended. The employment agreement is terminable by either party on 60 days’ written notice for any reason and we may terminate the agreement for cause without notice. Mr. Palash is entitled to be insured by Protalix Ltd. under a Manager’s Policy in lieu of severance, company contributions towards vocational studies, annual recreational allowances, a company car, a company phone, a company laptop and lodging accommodations in the Carmiel area. Mr. Palash is entitled to 27 working days of vacation.

Amended 2006 Stock Incentive Plan

Our Board of Directors and a majority of our shareholders approved our 2006 Stock Incentive Plan on December 14, 2006. Our shareholders approved an amendment to the plan on June 17, 2012 and subsequently on November 10, 2014. Of the 13,841,655 shares originally reserved for issuance under the plan, as amended, as of December 31, 2015, there are outstanding options and unvested restricted stock covering 7,085,510 shares of our common stock in the aggregate, subject to adjustment for a stock split or any future stock dividend or other similar change in our common stock or our capital structure. As of December 31, 2015, options to acquire 760,844 shares of common stock remain available for grant under the amended 2006 Stock Incentive Plan.

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

Compensation of Directors

The following table sets forth information with respect to compensation of our non-employee directors during fiscal year 2015. The fees to our current directors were paid by Protalix Ltd.

Name	Fees Earned or Paid in Cash ($)	Option Award(s) ($)	Total ($)
Shlomo Yanai	200,000	96,096	296,096
Zeev Bronfeld	80,000		80,000
Amos Bar Shalev	80,000		80,000
Yodfat Harel Buchris	80,000		80,000
Roger D. Kornberg	55,000		55,000
Aharon Schwartz	40,000		40,000

Directors’ fees paid to each of Zeev Bronfeld and Yodfat Harel Buchris are paid to the applicable director’s employer in accordance with arrangements between the director and the employer.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information, as of March 10, 2016, regarding beneficial ownership of our common stock:

•	each person who is known by us to own beneficially more than 5% of our common stock;

•	each director;

•	each of our Chief Executive Officer, our Executive Vice President, Research and Development, our Senior Vice President, Product Development, our Chief Financial Officer and our Chief Operating Officer; and

•	all of our directors and executive officers collectively.

Unless otherwise noted, we believe that all persons named in the table have sole voting and investment power with respect to all shares of our common stock beneficially owned by each of them. For purposes of these tables, a person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from March 10, 2016 upon exercise of options, warrants and convertible securities. Each beneficial owner’s percentage ownership is determined by assuming that options, warrants and convertible securities that are held by such person (but not those held by any other person) and that are exercisable within such 60 days from such date have been exercised. The information set forth below is based upon information obtained from the beneficial owners, upon information in our possession regarding their respective holdings and upon information filed by the holders with the SEC. The percentages of beneficial ownership are based on 99,808,238 shares of our common stock outstanding as of March 10, 2016.

The address for all directors and officers is c/o Protalix BioTherapeutics, Inc., 2 Snunit Street, Science Park, P.O. Box 455, Carmiel, Israel, 20100.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class (%)
Board of Directors and Executive Officers
Shlomo Yanai (1)	87,500	*
Moshe Manor (2)	337,500	*
Amos Bar Shalev	1,680	*
Zeev Bronfeld (3)	2,162,481	2.2
Yodfat Harel Buchris (4)	137,424	*
Roger D. Kornberg, Ph.D. (5)	50,000	*
Aharon Schwartz, Ph.D.	--	--
Einat Brill Almon, Ph.D. (6)	677,210	*
Yossi Maimon (7)	550,938	*
Tzvi Palash (8)	286,875	*
Yoseph Shaaltiel, Ph.D. (9)	1,310,269	1.3
All executive officers and directors as a group (11 persons) (10)	5,601,877	5.5
5% Holders
Baillie Gifford & Co. (11)	6,406,099	6.4
Camber Capital Management LLC (12)	13,275,000	13.3
Pfizer Inc. (13)	5,649,079	5.7
Opaleye Management Inc. (14)	8,100,000	8.1

__________________________________

* less than 1%.

(1)	Consists of 87,500 of our common stock issuable upon exercise of outstanding options within 60 days of March 10, 2016. Does not include 62,500 shares of our common stock underlying options that will not vest within 60 days of March 10, 2016.

(2)	Consists of 337,500 of our common stock issuable upon exercise of outstanding options within 60 days of March 10, 2016. Does not include 562,500 shares of our common stock underlying options that will not vest within 60 days of March 10, 2016.

(3)	Consists of shares of our common stock held directly by Mr. Bronfeld.

(4)	Represents shares held by YP & 6 Partners Ltd. Mrs. Harel Buchris is a director and shareholder of YP & 6 Partners Ltd. Mrs. Harel Buchris disclaims beneficial ownership of these shares except to the extent of her pecuniary interest therein.

(5)	Consists of 50,000 shares of our common stock issuable upon exercise of outstanding options.

(6)	Consists of 503,772 shares of our common stock issuable upon exercise of outstanding options within 60 days of March 10, 2016 and 173,438 restricted shares of our common stock that have vested or will vest within 60 days of March 10, 2016. Does not include 187,500 shares of our common stock underlying options that will not vest within 60 days of March 10, 2016 and 11,562 restricted shares of our common stock that will not vest within 60 days of March 10, 2016.

(7)	Consists of 10,000 outstanding shares of our common stock held by Mr. Maimon, 367,500 shares of our common stock issuable upon exercise of outstanding options within 60 days of March 10, 2016 and 173,438 restricted shares of our common stock that have vested or will vest within 60 days of March 10, 2016. Does not include 187,500 shares of our common stock underlying options that will not vest within 60 days of March 10, 2016 and 11,562 restricted shares of our common stock that will not vest within 60 days of March 10, 2016.

(8)	Consists of 191,250 shares of our common stock issuable upon exercise of outstanding options within 60 days of March 10, 2016 and 95,625 restricted shares of our common stock that have vested or will vest within 60 days of March 10, 2016. Does not include 93,750 shares of our common stock underlying options that will not vest within 60 days of March 10, 2016 and 6,375 restricted shares of our common stock that will not vest within 60 days of March 10, 2016.

(9)	Consists of 463,754 outstanding shares of our common stock held by Dr. Shaaltiel, 649,640 shares of our common stock issuable upon exercise of outstanding options within 60 days of March 10, 2016 and 196,875 restricted shares of our common stock that have vested or will vest within 60 days of March 10, 2016. Does not include 206,250 shares of our common stock underlying options that will not vest within 60 days of March 10, 2016 and 13,125 restricted shares of our common stock that will not vest within 60 days of March 10, 2016.

(10)	Consists of 2,775,339 outstanding share of our common stock, 2,187,162 shares of our common stock issuable upon exercise of outstanding options within 60 days of March 10, 2016 and 639,376 restricted shares of our common stock that have vested or will vest within 60 days of March 10, 2016. Does not include 1,300,000 shares of our common stock underlying options that will not vest within 60 days of March 10, 2016 and 42,624 restricted shares of our common stock that will not vest within 60 days of March 10, 2016.

(11)	Based solely on a Schedule 13G/A filed on February 8, 2016 by Baillie Gifford & Co. for December 31, 2015.

(12)	Based solely on a Schedule 13F-HR filed on February 12, 2016 by Camber Capital Management LLC for the period ended December 31, 2015. Does not include shares of common stock issuable upon conversion of our 4.50% convertible notes due 2018 held by Camber Capital Management.

(13)	Based solely on a Schedule 13G filed on October 23, 2015 by Pfizer Inc.

(14) Based solely on a Schedule 13G/A filed on February 12, 2016 by Opaleye Management Inc. for December 31, 2015.

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

The position of chairman of the board is not held by our chief executive officer at this time. The Board of Directors does not have a policy mandating the separation of these functions. We believe it is in our best interest that Mr. Yanai serve as the chairman of our board. This decision was based on Mr. Yanai’s vast global operating experience in the life-science and pharmaceutical and agro-chemicals industry as well as the global perspective he brings to our Board of Directors, incorporating his industry and board leadership experience and his distinguished military service. Our non-management directors hold formal meetings, separate from management, at least twice per year. We have no formal policy regarding attendance by our directors at annual shareholders meetings, although we encourage such attendance and anticipate most of our directors will attend these meetings. Messrs. Yanai, Manor, Bronfeld, Bar Shalev and Dr. Schwartz and Mrs. Harel Buchris attended our 2015 annual meeting of shareholders.

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

Item 14. Principal Accountant Fees and Services

The following table sets forth fees billed to us by our independent registered public accounting firm during the fiscal years ended December 31, 2015 and 2014 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements; (ii) services by our independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees; (iii) services rendered in connection with tax compliance, tax advice and tax planning; and (iv) all other fees for services rendered.

	Year Ended December 31,
	2015	2014
Audit Fees	$231,000	$246,000
Audit Related Fees	$34,000	$10,000
Tax Fees	$45,600	$51,380
All Other Fees	-	-

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

Prior to entering into the engagement letter with our independent registered accountants, our Audit Committee approved the 2016 audit fees. For fiscal year 2016, our Audit Committee has approved fees for certain permissible non-audit services to be rendered by our independent registered accounting firm.

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as part of this report:

3.  Exhibits.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Date	Filed Herewith
3.1	Certificate of Incorporation of the Company	8-K	001-33357	3.1	April 1, 2016
3.2	Bylaws of the Company	8-K	001-33357	3.6	April 1, 2016
4.1	Form of Restricted Stock Agreement/Notice	8-K	001-33357	4.1	July 18, 2012
4.2	Indenture, dated as of September 18, 2013, between Protalix BioTherapeutics, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee	8-K		4.1	September 18, 2013
4.3	Form of 4.50% Convertible Note due 2018	8-K	001-33357	4.2	September 18, 2013
10.1	2006 Stock Incentive Plan, as amended	Def 14A	001-33357	Annex A	October 9, 2014
10.2	Employment Agreement between Protalix Ltd. and Yoseph Shaaltiel, dated as of September 1, 2004	8-K	001-33357	10.2	January 8, 2007
10.3	Employment Agreement between Protalix Ltd. and Einat Almon, dated as of December 19, 2004	8-K	001-33357	10.3	January 8, 2007
10.4	Employment Agreement between Protalix Ltd. and Yossi Maimon, dated as of October 15, 2006	8-K	001-33357	10.5	January 8, 2007
10.5	Lease Agreement between Protalix Ltd. and Angel Science Park (99) Ltd., dated as of October 28, 2003 as amended on April 18, 2005	8-K	001-33357	10.9	January 8, 2007
10.6	Stock Option Award Agreement grant by and between the Company and Steven Rubin, dated as of December 31, 2006	10-K	001-33357	10.13	March 30, 2007
10.7	First Amendment to the December 31, 2006 Stock Option Award Agreement by and between the Company and Steven Rubin, effective as of February 28, 2007	10-K	001-33357	10.16	March 30, 2007

10.8	Scientific Advisory Board Agreement dated August 5, 2007 by and between the Company and Aaron Ciechanover, M.D.	8-K	001-33357	10.1	August 6, 2007
10.9	Unprotected Lease Agreement	10-K	001-33357	10.21	March 17, 2008
10.10	Employment Agreement by and between Protalix Ltd., and Tzvi Palash dated as of August 29, 2010	8-K	001-33357	10.1	September 7, 2010

10.11†	License Agreement between Protalix BioTherapeutics Ltd. and Virginia Tech Intellectual Properties, Inc.	10-Q	001-33357	10.2	November 8, 2010

10.12†	Amended and Restated Agreement between Protalix Ltd. and Comercio e Serviços Ltda. dated June 17, 2013	10-Q	001-33357	10.1	May 8, 2014

10.13†	Technology Transfer and Supply Agreement made as of June 18, 2013 by and between Protalix Ltd. and Fundação Oswaldo Cruz	10-Q	001-33357	10.3	May 8, 2014

10.14	Employment Agreement with Moshe Manor dated September 28, 2014	8-K	001-33357	10.1	September 29, 2014

10.15†	Amended and Restated Exclusive License and Supply Agreement by and between Pfizer Inc. and Protalix Ltd., dated October 12, 2015	10-Q/A	001-33357	10.1	December 11, 2015

21.1	Subsidiaries	10-K	001-33357	21.1	February 26, 2010
23.1	Consent of Kesselman & Kesselman, Certified Public Accountants (Isr.), A member of PricewaterhouseCoopers International Limited, independent registered public accounting firm for the Registrant	10-K	001-33357	23.1	March 8, 2016
24.1	Power of Attorney (included on the Signatures page of the Annual Report on Form 10-K).	10-K	001-33357		March 8, 2016

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Certification of Chief Executive Officer					X

32.2	18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Certification of Chief Financial Officer					X

101.INS	XBRL INSTANCE FILE	10-K	001-33357	101.INS	March 8, 2016
101.SCH	XBRL SHEMA FILE	10-K	001-33357	101.SCH	March 8, 2016
101.CAL	XBRL CALCULATION FILE	10-K	001-33357	101.CAL	March 8, 2016
101.DEF	XBRL DEFINITION FILE	10-K	001-33357	101.DEF	March 8, 2016
101.LAB	XBRL LABEL FILE	10-K	001-33357	101.LAB	March 8, 2016
101.PRE	XBRL PRESENTATION FILE	10-K	001-33357	101.PRE	March 8, 2016

_____________________

† Portions of this exhibit were omitted and have been filed separately with the Secretary of the Securities and Exchange Commission pursuant to the Registrant’s application requesting confidential treatment under Rule 24b-2 of the Exchange Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of April 22, 2016.

PROTALIX BIOTHERAPEUTICS, INC.

By:	/s/ Moshe Manor
Moshe Manor

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Moshe Manor	President, Chief Executive Officer	April 22, 2016
Moshe Manor	(Principal Executive Officer) and Director

/s/ Yossi Maimon	Chief Financial Officer, Treasurer and	April 22, 2016
Yossi Maimon	Secretary (Principal Financial
and Accounting Officer)

/s/ *	Chairman of the Board	April 22, 2016
Shlomo Yanai

/s/ *	Director	April 22, 2016
Amos Bar Shalev

/s/ *	Director	April 22, 2016
Zeev Bronfeld

/s/ *	Director	April 22, 2016
Yodfat Harel Buchris

/s/ *	Director	April 22, 2016
Roger D. Kornberg, Ph.D.

/s/ *	Director	April 22, 2016
Aharon Schwartz, Ph.D.

By:	/s/ Moshe Manor
Moshe Manor

