Form 10-Q
period 2016-03-31
Protalix BioTherapeutics, Inc.
filed 2016-05-09
CIK 1006281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

On May 1, 2016, approximately 99,808,240 shares of the Registrant’s common stock, $0.001 par value, were outstanding.

FORM 10-Q

TABLE OF CONTENTS

		Page

	PART I – FINANCIAL INFORMATION
	Cautionary Statement Regarding Forward-Looking Statements	ii
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets – As of March 31, 2016 (Unaudited) and December 31, 2015	1
	Condensed Consolidated Statements of Operations (Unaudited) – For the Three Months Ended March 31, 2016 and 2015	2
	Condensed Consolidated Statements of Changes in Shareholders’ Equity (Capital Deficiency) (Unaudited) – For the Three Months Ended March 31, 2016 and 2015	3
	Condensed Consolidated Statements of Cash Flows (Unaudited) – For the Three Months Ended March 31, 2016 and 2015	4
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14
Item 4.	Controls and Procedures	15

	PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	16
Item 1A.	Risk Factors	16
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16
Item 3.	Defaults Upon Senior Securities	16
Item 4.	Mine Safety Disclosures	16
Item 5.	Other Information	16
Item 6.	Exhibits	16

Signatures		18

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

Examples of the risks and uncertainties include, but are not limited to, the following:

•	failure or delay in the commencement or completion of our preclinical studies and clinical trials, which may be caused by several factors, including: unforeseen safety issues; determination of dosing issues; lack of effectiveness during clinical trials; slower than expected rates of patient recruitment; inability to monitor patients adequately during or after treatment; inability or unwillingness of medical investigators and institutional review boards to follow our clinical protocols; or lack of sufficient funding to finance our clinical trials;

•	the risk that the results of our clinical trials will not support the applicable claims of safety or efficacy and that our product candidates will not have the desired effects or will have undesirable side effects or other unexpected characteristics;

•	our dependence on performance by third-party providers of services and supplies, including without limitation, clinical trial services;

•	risks relating to our ability to finance our research programs;

•	delays in preparing and filing applications for regulatory approval of our product candidates in the United States, the European Union and elsewhere;

•	any lack of progress of our research and development activities and our clinical activities with respect to any product candidate;

•	the impact of development of competing therapies and/or technologies by other companies;

•	the risk that products that are competitive to our product candidates may be granted orphan drug status in certain territories and, therefore, will be subject to potential marketing and commercialization restrictions;

•	risks relating to the compliance by Fundação Oswaldo Cruz, or Fiocruz, an arm of the Brazilian Ministry of Health, with its purchase obligations under our supply and technology transfer agreement, which may result in the termination of such agreement which may have a material adverse effect on our company;

•	risks related to our supply of drug product to Pfizer Inc., or Pfizer, pursuant to our amended and restated exclusive license and supply agreement with Pfizer;

•	risks related to the commercialization efforts for taliglucerase alfa in Brazil;

ii

•	risks related to our supply of drug product to Fiocruz pursuant to our supply arrangement with Fiocruz;

•	the risk that we will not be able to develop a successful sales and marketing organization for taliglucerase alfa in Brazil, or for any other product candidate, in a timely manner, if at all;

•	risks relating to our ability to make scheduled payments of the principal of, to pay interest on or to refinance our 2018 convertible notes or any other indebtedness;

•	our expectations with respect to the potential commercial value of our product and product candidates;

•	the inherent risks and uncertainties in developing the types of drug platforms and products we are developing;

•	potential product liability risks, and risks of securing adequate levels of product liability and clinical trial insurance coverage;

•	the possibility of infringing a third party’s patents or other intellectual property rights;

•	the uncertainty of obtaining patents covering our products and processes and in successfully enforcing our intellectual property rights against third parties;

•	risks relating to changes in healthcare laws, rules and regulations in the United States or elsewhere; and

•	the possible disruption of our operations due to terrorist activities and armed conflict, including as a result of the disruption of the operations of regulatory authorities, our subsidiaries, our manufacturing facilities and our customers, suppliers, distributors, collaborative partners, licensees and clinical trial sites.

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

These forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. These and other risks and uncertainties are detailed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, and are described from time to time in the reports we file with the U.S. Securities and Exchange Commission.

iii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

PROTALIX BIOTHERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. dollars in thousands)
(Unaudited)

	March 31, 2016	December 31, 2015

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$66,669	$76,374
Other assets	2,945	1,667
Inventories	5,737	5,767
Assets of discontinued operation	918	2,073
Total current assets	76,269	85,881

FUNDS IN RESPECT OF EMPLOYEE RIGHTS UPON RETIREMENT	1,731	1,628
PROPERTY AND EQUIPMENT, NET	9,310	9,744

Total assets	$87,310	$97,253

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:

Accounts payable and accruals:
Trade	$3,890	$3,629
Other	4,757	5,534
Deferred revenues	504	504
Liabilities of discontinued operation	128	1,568
Total current liabilities	9,279	11,235

LONG TERM LIABILITIES:
Convertible notes	67,906	67,796
Deferred revenues	744	744
Liability for employee rights upon retirement	2,430	2,304
Promissory note	4,301	4,301
Total long term liabilities	75,381	75,145
Total liabilities	84,660	86,380
COMMITMENTS

SHAREHOLDERS’ EQUITY	2,650	10,873
Total liabilities and shareholders’ equity	$87,310	$97,253

The accompanying notes are an integral part of the condensed consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(U.S. dollars in thousands, except share and per share data)
(Unaudited)

	Three Months Ended
	March 31, 2016	March 31, 2015

REVENUES	$679	$1,692
COST OF REVENUES	(523)	(282)
GROSS PROFIT	156	1,410
RESEARCH AND DEVELOPMENT EXPENSES (1)	(7,334)	(6,100)
Less – grants	1,309	1,128
RESEARCH AND DEVELOPMENT EXPENSES, NET	(6,025)	(4,972)
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (2)	(1,995)	(1,822)
OPERATING LOSS	(7,864)	(5,384)
FINANCIAL EXPENSES	(904)	(1,157)
FINANCIAL INCOME	242	28
FINANCIAL EXPENSES – NET	(662)	(1,129)
LOSS FROM CONTINUING OPERATIONS	(8,526)	(6,513)
Income (LOSS) FROM DISCONTINUED OPERATIONS	(72)	541
NET LOSS FOR THE PERIOD	$(8,598)	$(5,972)
NET LOSS PER SHARE OF COMMON STOCK – BASIC AND DILUTED
Loss from continuing operations	$(0.09)	$(0.07)
Income from discontinued operations	(0.00)	0.01
Net loss per share of common stock	$(0.09)	$(0.06)
WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK USED IN COMPUTING LOSS PER SHARE-BASIC AND DILUTED	99,715,625	93,200,739
(1) Includes share-based compensation	238	126
(2) Includes share-based compensation	137	293

The accompanying notes are an integral part of the condensed consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (CAPITAL DEFICIENCY)

(U.S. dollars in thousands, except share data)

(Unaudited)

			Additional
	Common	Common	paid–in	Accumulated
	Stock (1)	Stock	capital	deficit	Total
	Number of shares	Amount
Balance at December 31, 2014	93,603,819	$94	$185,633	$(241,328)	$(55,601)
Changes during the three-month period ended March 31, 2015:
Share-based compensation related to stock options			202		202
Share-based compensation related to restricted stock award, net of forfeitures of 1,667 shares	(1,667)		217		217
Net loss from continuing operations				(6,513)	(6,513)
Net income from discontinued operations				541	541
Balance at March 31, 2015	93,602,152	94	186,052	(247,300)	(61,154)
Balance at December 31, 2015	99,800,397	$100	$194,064	$(183,291)	$10,873
Changes during the three-month period ended March 31, 2016:
Share-based compensation related to stock options			327		327
Share-based compensation related to restricted stock award	7,843		48		48
Net loss from continuing operations				(8,526)	(8,526)
Net loss from discontinued operations				(72)	(72)
Balance at March 31, 2016	99,808,240	100	194,439	(191,889)	2,650

* Represents an amount less than $1.

(1) Common Stock, $0.001 par value; Authorized – as of March 31, 2016 and 2015 - 150,000,000 shares.

The accompanying notes are an integral part of the condensed consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

(Unaudited)

	Three Months Ended
	March 31, 2016	March 31, 2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,598)	$(5,972)
Income (loss) from discontinued operations	(72)	541
Loss from continuing operations	(8,526)	(6,513)
Adjustments required to reconcile net loss to net cash used in operating activities:
Share based compensation	375	419
Depreciation	516	616
Financial expenses, net (mainly exchange differences)	(130)	284
Changes in accrued liability for employee rights upon retirement	43	(4)
Gain on amounts funded in respect of employee rights upon retirement	(1)	(1)
Amortization of debt issuance costs and debt discount	110	110
Changes in operating assets and liabilities:
Increase in deferred revenues		181
Increase in accounts receivable and other assets	(1,215)	(803)
Decrease in inventories	30	16
Decrease in accounts payable and accruals (including long term )	(470)	(472)
Net cash used in continuing operations	(9,268)	(6,167)
Net cash used in discontinued operations	(357)	(254)
Net cash used in operating activities	$(9,625)	$(6,421)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	$(251)	$(99)
Amounts funded in respect of employee rights upon retirement, net	(42)
Net cash used in investing activities	$(293)	$(99)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	$213	$(289)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(9,705)	(6,809)
BALANCE OF CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	76,374	54,767
BALANCE OF CASH AND CASH EQUIVALENTS AT END OF PERIOD	$66,669	$47,958

The accompanying notes are an integral part of the condensed consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

(Unaudited)

(Continued) - 2

	Three Months Ended
	March 31, 2016	March 31, 2015
SUPPLEMENTARY INFORMATION ON INVESTING AND FINANCING ACTIVITIES NOT INVOLVING CASH FLOWS:
Purchase of property and equipment	$320	$194

SUPPLEMENTARY DISCLOSURE ON CASH FLOWS
Interest paid	$1,553	$1,553

The accompanying notes are an integral part of the condensed consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

a.	General

Protalix BioTherapeutics, Inc. (collectively with its subsidiaries, the “Company”), and its wholly-owned subsidiaries, Protalix Ltd. and Protalix B.V. (“Subsidiaries”), are biopharmaceutical companies focused on the development and commercialization of recombinant therapeutic proteins based on the Company’s proprietary ProCellEx® protein expression system (“ProCellEx”). To date, the Company has successfully developed taliglucerase alfa (marketed under the name UplysoTM in Brazil and certain other Latin American countries and ElelysoTM in the rest of the territories) for the treatment of Gaucher disease that has been approved for marketing in the United States, Brazil, Israel and other markets. The Company has a number of product candidates in varying stages of the clinical development process. The Company’s current strategy is to develop proprietary recombinant proteins that are therapeutically superior to existing recombinant proteins currently marketed for the same indications.

The Company’s product pipeline currently includes, among other candidates:

(1) PRX-102, or alpha-GAL-A, a therapeutic protein candidate for the treatment of Fabry disease, a rare, genetic lysosomal disorder;

(2) PRX-106, the Company’s oral antiTNF product candidate which is being developed as an orally-delivered anti inflammatory treatment using plant cells as a natural capsule for the expressed protein; and

(3) PRX-110, a proprietary plant cell recombinant human Deoxyribonuclease 1, or DNase, under development for the treatment of cystic fibrosis, to be administered by inhalation.

Obtaining marketing approval with respect to any product candidate in any country is directly dependent on the Company’s ability to comply with all regulatory requirements to obtain such approvals. The Company cannot reasonably predict the outcome of these activities.

Since its approval by the U.S. Food and Drug Administration, taliglucerase alfa has been marketed mainly in the United States by Pfizer Inc. (“Pfizer”), as provided in the exclusive license and supply agreement by and between Protalix Ltd. and Pfizer, which is referred to herein as the Pfizer Agreement. In October 2015, the Company entered into an Amended and Restated Exclusive License and Supply Agreement (the “Amended Pfizer Agreement”) which amends and restates the Pfizer Agreement in its entirety. Pursuant to the Amended Pfizer Agreement, the Company sold to Pfizer its share in the collaboration created under the Pfizer Agreement for the commercialization of Elelyso in exchange for a cash payment equal to $36.0 million. As part of the sale, the Company agreed to transfer its rights to Elelyso in Israel to Pfizer while gaining full rights to it in Brazil. Under the Pfizer Agreement, Pfizer and the Company shared revenues and expenses for the development and commercialization of Elelyso on a 60%/40% basis globally, excluding Israel and Brazil. Under the Amended Pfizer Agreement, Pfizer is entitled to all of the revenues, and responsible for 100% of expenses globally for Elelyso, excluding Brazil where the Company is responsible for all expenses and retains all revenues.

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

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2015, filed by the Company with the U.S. Securities and Exchange Commission. The comparative balance sheet at December 31, 2015 has been derived from the audited financial statements at that date.

c.	Net earnings (loss) per share

Basic and diluted loss per share (“LPS”) are computed by dividing net loss by the weighted average number of shares of the Company’s Common Stock, par value $0.001 per share (the “Common Stock”) outstanding for each period.

Diluted LPS is calculated in continuing operations. The calculation of diluted LPS does not include 19,380,543 and 19,648,577 shares of Common Stock underlying outstanding options and restricted shares of Common Stock and shares issuable upon conversion of the convertible notes (issued in September 2013) for the three months ended March 31, 2015 and 2016, respectively, because the effect would be anti-dilutive.

PROTALIX BIOTHERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 - INVENTORIES

Inventory at March 31, 2016 and December 31, 2015 consisted of the following:

	March 31,	December 31,
	2016	2015
	(U.S. dollars in thousands)
Raw materials	$1,635	$1,180
Finished goods	4,102	4,587
Total inventory	$5,737	$5,767

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

The fair value of the convertible notes as of March 31, 2016 is approximately $46 million based on a level 2 measurement.

NOTE 4 – DISCONTINUED OPERATIONS

The Company accounted for the termination of the Pfizer Agreement and the sale of the license as a discontinued operation, in accordance with ASU No. 2014-08. The following assets and liabilities associated with the Company’s discontinued operations, have been segregated and classified as assets and liabilities of discontinued operations, as appropriate, in the consolidated balance sheets as of December 31, 2015 and March 31, 2016, respectively:

PROTALIX BIOTHERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4 – DISCONTINUED OPERATIONS (continued):

	March 31, 2016	December 31, 2015
	(U.S. dollars in thousands)
CURRENT ASSETS:
Accounts receivable - Trade	$918	$1,993
Inventories		80
Total current assets of discontinued operation	918	2,073

CURRENT LIABILITIES:
Accounts payable and accruals:
Other	$128	$1,568
Total current liabilities of discontinued operation	$128	$1,568

The following summarizes financial information related to the Company’s discontinued operations in the Company’s consolidated statements of operations for the fiscal quarters ended March 31, 2015 and March 31, 2016:

	Three Months ended March 31,
	2016	2015
	(U.S. dollars in thousands)
REVENUES	$209	$2,700
COMPANY’S SHARE IN COLLABORATION AGREEMENT		705
COST OF REVENUES	(206)	(2,118)
GROSS PROFIT	3	1,287
RESEARCH AND DEVELOPMENT EXPENSES		(662)
Less –reimbursements		7
RESEARCH AND DEVELOPMENT EXPENSES, NET		(655)
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(75)	(91)
NET INCOME (LOSS) FOR THE YEAR FROM DISCONTINUED OPERATIONS	$(72)	$541

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the consolidated financial statements and the related notes included elsewhere in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2015. Some of the information contained in this discussion and analysis, particularly with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. You should read “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015 for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

For the first 10-year period after the execution of the Amended Pfizer Agreement, we have agreed to sell drug substance to Pfizer for the production of Elelyso, and Pfizer maintains the right to extend the supply period for up to two additional 30-month periods subject to certain terms and conditions. Any failure to comply with our supply commitments may subject us to substantial financial penalties, which will have a material adverse effect on our business, results of operations and financial condition. The Amended Pfizer Agreement also includes customary provisions regarding cooperation for regulatory matters, patent enforcement, termination, indemnification and insurance requirements.

On June 18, 2013, we entered into a Supply and Technology Transfer Agreement, or the Brazil Agreement, with Fiocruz, an arm of the Brazilian Ministry of Health, for taliglucerase alfa.

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

(2) PRX-110, a proprietary plant cell recombinant human Deoxyribonuclease 1, or AIR DNaseTM, under development for the treatment of cystic fibrosis, to be administered by inhalation. We have commenced a phase I clinical trial of AIR DNase in healthy volunteers and intend to initiate a proof of concept efficacy study in patients in mid year, 2016.

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

Critical Accounting Policies

Our significant accounting policies are more fully described in Note 1 to our consolidated financial statements appearing in this Quarterly Report. There have not been any changes to our significant accounting policies since the Annual Report on Form 10-K for the year ended December 31, 2015.

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

Discontinued Operations

Pursuant to the Amended Pfizer Agreement, we sold to Pfizer our share in the collaboration created under the initial Pfizer Agreement for the commercialization of Elelyso. As part of the sale, we agreed to transfer our rights to Elelyso in Israel to Pfizer while gaining full rights to Elelyso in Brazil. Under the Amended Pfizer Agreement, Pfizer is responsible for 100% of expenses, and entitled to all of the revenues, globally, for Elelyso, excluding Brazil where we are responsible for all expenses and retain all revenues. The Amended Pfizer Agreement eliminates Pfizer’s entitlement to annual payments of up to $12.5 million in relation to commercialization of Elelyso in Brazil. For further details please see notes 1 and 4 to the financial statements.

Results of Operations

Three months ended March 31, 2016 compared to the three months ended March 31, 2015

Revenues

We recorded revenues of $679,000 during the three months ended March 31, 2016, a decrease of $1.0 million, or 60%, from revenues of $1.7 million for the three months ended March 31, 2015. The decrease resulted primarily from a decrease in the amount of products sold in Brazil.

Cost of Revenues

Cost of revenues was $523,000 for the three months ended March 31, 2016, an increase of $241,000, or 85%, from cost of revenues of $282,000 for the three months ended March 31, 2015.

Research and Development Expenses, Net

Research and development expenses were $6.0 million for the three months ended March 31, 2016, an increase of $1.0 million, or 21%, from $5.0 million for the three months ended March 31, 2015. The increase resulted primarily from an increase of $495,000 in materials used in our development programs.

We expect research and development expenses for our various development programs to continue to be our primary expense.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $2.0 million for the three months ended March 31, 2016, an increase of $173,000, or 9%, from $1.8 million for the three months ended March 31, 2015.

Financial Expenses and Income

Financial expenses net were $662,000 for the three months ended March 31, 2016 compared to financial expenses net of $1.1 million for the three months ended March 31, 2015. Financial expenses is composed primarily from interest expense of $776,000 for each three-month period for the 4.5% convertible notes described below.

Liquidity and Capital Resources

Sources of Liquidity

As a result of our significant research and development expenditures which supersedes our product sales revenue, we have not been profitable and have generated operating losses from our continuing operations since our inception. To date, we have funded our operations primarily with proceeds equal to $31.3 million from the sale of shares of convertible preferred and ordinary shares of Protalix Ltd., and an additional $14.1 million in connection with the exercise of warrants issued in connection with the sale of such shares, through December 31, 2008. In addition, on October 25, 2007, we generated gross proceeds of $50 million in connection with an underwritten public offering of our common stock and on each of March 23, 2011 and February 22, 2012, we generated gross proceeds of $22.0 million and $27.2 million, respectively, in connection with underwritten public offerings of our common stock.

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

Cash Flows

Net cash used in operations was $9.6 million for the three months ended March 31, 2016. The net loss for the three months ended March 31, 2016 of $8.6 million was further increased by an increase of $1.2 million in accounts receivable and a decrease of $470,000 in accounts payable, but was partially offset by depreciation expenses of $516,000. Net cash used in investing activities for the three months ended March 31, 2016 was $293,000 and consisted primarily of purchases of property and equipment.

Net cash used in operations was $6.4 million for the three months ended March 31, 2015. The net loss for the three months ended March 31, 2015 of $6.0 million was further increased by an increase of $803,000 in accounts receivable, but was partially offset by depreciation expenses of $616,000. Net cash used in investing activities for the three months ended March 31, 2015 was $99,000 and consisted primarily of purchases of property and equipment.

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

Effects of Inflation and Currency Fluctuations

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation has had a material effect on our results of operations during the three months ended March 31, 2016 and March 31, 2015.

Currency fluctuations could affect us through increased or decreased acquisition costs for certain goods and services. We do not believe currency fluctuations have had a material effect on our results of operations during the three months ended March 31, 2016 and March 31, 2015.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of each of March 31, 2016 and March 31, 2015.

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

A portion of our costs, including salaries, expenses and office expenses, are incurred in NIS. Inflation in Israel may have the effect of increasing the U.S. dollar cost of our operations in Israel. If the U.S. dollar declines in value in relation to the NIS, it will become more expensive for us to fund our operations in Israel. A devaluation of 1% of the NIS will affect our income before tax by less than 1%. The exchange rate of the U.S. dollar to the NIS, based on exchange rates published by the Bank of Israel, was as follows:

	Three months ended March 31,		Year ended December 31,
	2016	2015	2015
Average rate for period	3.909	3.946	3.887
Rate at period end	3.766	3.980	3.902

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

Changes in internal controls

There were no changes to our internal controls over financial reporting (as defined in Rules 13a-15f and 15d-15f under the Exchange Act) that occurred during the quarter ended March 31, 2016 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not involved in any material legal proceedings.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities during the three months ended March 31, 2016.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

We have scheduled our 2016 Annual Meeting of Shareholders for August 7, 2016 and have fixed June 24, 2016 as the record date for shareholders entitled to receive notice of, and to vote at, the 2016 Annual Meeting of Shareholders. The final location and time of the meeting will be announced in the proxy statement we will file and distribute in connection with the meeting.

In order for a proposal to be considered timely, we must receive it on or prior to June 24, 2016 at our principal executive offices at 2 Snunit Street, Science Park, P.O. Box 455, Carmiel 20100, Israel. Proposals should be directed to the attention of the Secretary.

We plan to file with the Commission, and mail to our shareholders, a proxy statement in connection with the 2016 Annual Meeting of Shareholders, and we advise our shareholders to read the proxy statement relating to the 2016 Annual Meeting of Shareholders when it becomes available, as it will contain important information. Shareholders may obtain a free copy of the proxy statement and any other relevant documents (when available) that we file with the Commission via the Commission’s web site at www.sec.gov. The proxy statement and these other documents, when available, may also be obtained free of charge from us by directing a request to 2 Snunit Street, Science Park, P.O. Box 455, Carmiel 20100, Israel, Attention: Secretary.

We, our directors and our named executive officers may be deemed to be participants in the solicitation of the shareholders in connection with the 2016 Annual Meeting of Shareholders. Shareholders will be able to obtain information regarding the names, affiliations and interests of such individuals in our Annual Report on Form 10-K for the year ended December 31, 2015, as amended, and in the other filings we make with the Commission.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Date	Filed Herewith
3.1	Certificate of Incorporation of the Company	8-K	333-48677	3.1	April 1, 2016

3.2	Bylaws of the Company	8-K	001-33357	3.2	April 1, 2016

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Certification of Chief Executive Officer					X

32.2	18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Certification of Chief Financial Officer	X

101.INS	XBRL INSTANCE FILE	X

101.SCH	XBRL SHEMA FILE	X

101.CAL	XBRL CALCULATION FILE	X

101.DEF	XBRL DEFINITION FILE	X

101.LAB	XBRL LABEL FILE	X

101.PRE	XBRL PRESENTATION FILE	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROTALIX BIOTHERAPEUTICS, INC.
(Registrant)

Date: May 9, 2016	By:	/s/ Moshe Manor
Moshe Manor President and Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2016	By:	/s/ Yossi Maimon
Yossi Maimon Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)