Form 10-Q
period 2016-06-30
Protalix BioTherapeutics, Inc.
filed 2016-08-08
CIK 1006281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

On August 1, 2016, approximately 99,808,240 shares of the Registrant’s common stock, $0.001 par value, were outstanding.

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

 iii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

PROTALIX BIOTHERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. dollars in thousands)
(Unaudited)

	June 30, 2016	December 31, 2015

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$54,626	$76,374
Accounts receivable - Trade	1,493	-
Other assets	5,135	1,667
Inventories	6,067	5,767
Assets of discontinued operations	324	2,073
Total current assets	67,645	85,881

FUNDS IN RESPECT OF EMPLOYEE RIGHTS UPON RETIREMENT	1,739	1,628
PROPERTY AND EQUIPMENT, NET	9,480	9,744

Total assets	$78,864	$97,253

LIABILITIES AND SHAREHOLDERS’ EQUITY (NET OF CAPITAL DEFICIENCY)

CURRENT LIABILITIES:

Accounts payable and accruals:
Trade	$3,819	$3,629
Other	6,844	5,534
Deferred revenues	504	504
Liabilities of discontinued operations	293	1,568
Total current liabilities	11,460	11,235

LONG TERM LIABILITIES:
Convertible notes	68,017	67,796
Deferred revenues	617	744
Liability for employee rights upon retirement	2,445	2,304
Promissory note	4,301	4,301
Total long term liabilities	75,380	75,145
Total liabilities	86,840	86,380
COMMITMENTS

SHAREHOLDERS’ EQUITY (CAPITAL DEFICIENCY)	(7,976)	10,873
Total liabilities and shareholders’ equity (net of capital deficiency)	$78,864	$97,253

The accompanying notes are an integral part of the condensed consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(U.S. dollars in thousands, except share and per share data)
(Unaudited)

	Six Months Ended		Three Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
REVENUES	$2,448	$3,028	$1,769	$1,336
COST OF REVENUES	(2,198)	(507)	(1,675)	(225)
GROSS PROFIT	250	2,521	94	1,111
RESEARCH AND DEVELOPMENT EXPENSES (1)	(17,347)	(12,123)	(10,013)	(6,023)
Less – grants	3,503	2,457	2,194	1,329
RESEARCH AND DEVELOPMENT EXPENSES, NET	(13,844)	(9,666)	(7,819)	(4,694)
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (2)	(4,201)	(3,823)	(2,206)	(2,001)
OPERATING LOSS	(17,795)	(10,968)	(9,931)	(5,584)
FINANCIAL EXPENSES	(1,805)	(1,799)	(901)	(642)
FINANCIAL INCOME	338	71	96	43
FINANCIAL EXPENSES – NET	(1,467)	(1,728)	(805)	(599)
LOSS FROM CONTINUING OPERATIONS	(19,262)	(12,696)	(10,736)	(6,183)
(LOSS) INCOME FROM DISCONTINUED OPERATIONS	(189)	1,653	(117)	1,112
NET LOSS FOR THE PERIOD	$(19,451)	$(11,043)	$(10,853)	$(5,071)
NET LOSS PER SHARE OF COMMON STOCK - BASIC AND DILUTED:
Loss from continuing operations	(0.20)	(0.14)	(0.11)	(0.06)
Income from discontinued operations	0.00	0.02	0.00	0.01
Net loss per share of common stock	$(0.20)	$(0.12)	$(0.11)	$(0.05)
WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK USED IN COMPUTING LOSS PER SHARE – BASIC AND DILUTED:	99,737,348	93,418,666	99,758,511	93,635,213
(1) Includes share-based compensation	$366	$409	$128	$283
(2) Includes share-based compensation	$236	$564	$99	$271

The accompanying notes are an integral part of the condensed consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
SHAREHOLDERS’ EQUITY (CAPITAL DEFICIENCY)

(U.S. dollars in thousands, except share data)

(Unaudited)

			Additional
	Common	Common	paid–in	Accumulated
	Stock (1)	Stock	capital	deficit	Total
	Number of shares		Amount
Balance at December 31, 2014	93,603,819	$94	$185,633	$(241,328)	$(55,601)
Changes during the six -month period ended June 30, 2015:
Share-based compensation related to stock options			595		595
Share-based compensation related to restricted stock award, net of forfeitures of 2,501 shares	(2,501)		378		378
Exercise of options	550,000	*	534		534
Net loss from continuing operations				(12,696)	(12,696)
Net income from discontinued operations				1,653	1,653
Balance at June 30, 2015	94,151,318	$94	$187,140	$(252,371)	$(65,137)
Balance at December 31, 2015	99,800,397	$100	$194,064	$(183,291)	$10,873
Changes during the six -month period ended June 30, 2016:
Share-based compensation related to stock options			534		534
Share-based compensation related to restricted stock award	7,843		68		68
Net loss from continuing operations				(19,262)	(19,262)
Net loss from discontinued operations				(189)	(189)
Balance at June 30, 2016	99,808,240	100	194,666	(202,742)	(7,976)

*	Represents an amount less than $1.

(1)	Common Stock, $0.001 par value; Authorized – as of June 30, 2016 and 2015 - 150,000,000 shares.

The accompanying notes are an integral part of the condensed consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

(Unaudited)

	Six Months Ended
	June 30, 2016	June 30, 2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(19,451)	$(11,043)
Income (loss) from discontinued operations	(189)	1,653
Loss from continuing operations	(19,262)	(12,696)
Adjustments required to reconcile net loss to net cash used in operating activities:
Share based compensation	602	973
Depreciation	1,006	1,223
Financial expenses, net (mainly exchange differences)	(167)	(55)
Changes in accrued liability for employee rights upon retirement	107	(37)
Loss (gain) on amounts funded in respect of employee rights upon retirement	(3)	23
Amortization of debt issuance costs and debt discount	221	221
Changes in operating assets and liabilities:
Increase (decrease) in deferred revenues (including non-current portion)	(127)	121
(Increase) decrease in accounts receivable and other assets	(4,952)	11
(Increase) decrease in inventories	(300)	335
Increase (decrease) in accounts payable and accruals (including long term )	1,273	(640)
Net cash used in continuing operations	(21,602)	(10,521)
Net cash provided by (used in) discontinued operations	285	(1,246)
Net cash used in operating activities	$(21,317)	$(11,767)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	$(575)	$(332)
Amounts funded in respect of employee rights upon retirement, net	(84)	(15)
Net cash used in investing activities	$(659)	$(347)

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of options	$-	$534
Net cash provided by financing activities	$-	$534

EFFECT OF EXCHANGE RATE CHANGES ON CASH	$228	$51

NET DECREASE IN CASH AND CASH EQUIVALENTS	(21,748)	(11,529)

BALANCE OF CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	76,374	54,767

BALANCE OF CASH AND CASH EQUIVALENTS AT END OF PERIOD	$54,626	$43,238

The accompanying notes are an integral part of the condensed consolidated financial statements.

4

PROTALIX BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

(Unaudited)

(Continued) – 2

	Six Months Ended
	June 30, 2016	June 30, 2015
SUPPLEMENTARY INFORMATION ON INVESTING AND FINANCING ACTIVITIES NOT INVOLVING CASH FLOWS:
Purchase of property and equipment	$656	$121

SUPPLEMENTARY DISCLOSURE ON CASH FLOWS
Interest paid	$1,553	$1,553

The accompanying notes are an integral part of the condensed consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

a.	General

Protalix BioTherapeutics, Inc. (collectively with its subsidiaries, the “Company”), and its wholly-owned subsidiaries, Protalix Ltd. and Protalix B.V. (“Subsidiaries”), are biopharmaceutical companies focused on the development and commercialization of recombinant therapeutic proteins based on the Company’s proprietary ProCellEx® protein expression system (“ProCellEx”). To date, the Company has successfully developed taliglucerase alfa (marketed under the name UplysoTM in Brazil and certain other Latin American countries and Elelyso® in the rest of the territories) for the treatment of Gaucher disease that has been approved for marketing in the United States, Brazil, Israel and other markets. The Company has a number of product candidates in varying stages of the clinical development process. The Company’s current strategy is to develop proprietary recombinant proteins that are therapeutically superior to existing recombinant proteins currently marketed for the same indications.

The Company’s product pipeline currently includes, among other candidates:

(1)	PRX-102, or alpha-GAL-A, a therapeutic protein candidate for the treatment of Fabry disease, a rare, genetic lysosomal disorder;

(2)	PRX-110, a proprietary plant cell recombinant human Deoxyribonuclease 1, or DNase, under development for the treatment of cystic fibrosis, to be administered by inhalation; and

(3)	PRX-106, the Company’s oral antiTNF product candidate which is being developed as an orally-delivered anti inflammatory treatment using plant cells as a natural capsule for the expressed protein.

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

Diluted LPS is calculated in continuing operations. The calculation of diluted LPS does not include 19,780,594 and 19,617,149 shares of Common Stock underlying outstanding options and restricted shares of Common Stock and shares issuable upon conversion of the convertible notes (issued in September 2013) for the six months ended June 30, 2015 and 2016, respectively, and 20,167,947 and 19,586,488 shares of Common Stock for the three months ended June 30, 2015 and 2016, respectively, because the effect would be anti-dilutive.

PROTALIX BIOTHERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 - INVENTORIES

Inventory at June 30, 2016 and December 31, 2015 consisted of the following:

	June 30,	December 31,
	2016	2015
	(U.S. dollars in thousands)
Raw materials	$2,027	$1,180
Work in progress	219
Finished goods	3,821	4,587
Total inventory	$6,067	$5,767

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

The fair value of the convertible notes as of June 30, 2016 is approximately $45.9 million based on a level 2 measurement.

NOTE 4 – DISCONTINUED OPERATIONS

The Company accounted for the termination of the Pfizer Agreement and the sale of the license as discontinued operations, in accordance with Accounting Standards Update (ASU) No. 2014-08. The following assets and liabilities associated with the Company’s discontinued operations, have been segregated and classified as assets and liabilities of discontinued operations, as appropriate, in the consolidated balance sheets as of December 31, 2015 and June 30, 2016, respectively:

PROTALIX BIOTHERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4 – DISCONTINUED OPERATIONS (continued):

	June 30, 2016	December 31, 2015
	(U.S. dollars in thousands)
CURRENT ASSETS:
Accounts receivable - Trade	$324	$1,993
Inventories		80
Total current assets of discontinued operations	324	2,073

CURRENT LIABILITIES:
Accounts payable and accruals:
Other	293	1,568
Total current liabilities of discontinued operations	293	1,568

The following summarizes financial information related to the Company’s discontinued operations in the Company’s consolidated statements of operations for the three months and six months ended June 30, 2015 and June 30, 2016:

	Six Months Ended		Three Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016		June 30, 2015
REVENUES	$209	$5,146	$		$2,446
COMPANY’S SHARE IN COLLABORATION AGREEMENT		1,539			834
COST OF REVENUES	(373)	(3,932)		(167)	(1,814)
GROSS PROFIT (LOSS)	(164)	2,753		(167)	1,466
RESEARCH AND DEVELOPMENT EXPENSES		(1,110)			(448)
Less – reimbursements		192			185
RESEARCH AND DEVELOPMENT EXPENSES, NET		(918)			(263)
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(25)	(182)		50	(91)
NET Income (LOSS) FOR THE PERIOD FROM DISCONTINUED OPERATIONS	(189)	1,653		(117)	1,112

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

Overview

We are a biopharmaceutical company focused on the development and commercialization of recombinant therapeutic proteins based on our proprietary ProCellEx® protein expression system, or ProCellEx. We developed our first commercial drug product, Elelyso®, using our ProCellEx system and we are now focused on utilizing the system to develop a pipeline of proprietary, clinically superior versions of recombinant therapeutic proteins that primarily target large, established pharmaceutical markets and that in most cases rely upon known biological mechanisms of action. With our experience to date, we believe ProCellEx will enable us to develop additional proprietary recombinant proteins that are therapeutically superior to existing recombinant proteins currently marketed for the same indications. We are now also applying the unique properties of our ProCellEx system for the oral delivery of therapeutic proteins.

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

We are developing an innovative product pipeline using our ProCellEx protein expression system. Our product pipeline currently includes, among other candidates:

(1) PRX-102, or alpha-GAL-A, a therapeutic protein candidate for the treatment of Fabry disease, a rare, genetic lysosomal disorder in humans, currently in an ongoing phase I/II clinical trial. We initiated phase III clinical trials of PRX-102 in June 2016.

(2) PRX-110, a proprietary plant cell recombinant human Deoxyribonuclease 1, or AIR DNaseTM, under development for the treatment of cystic fibrosis (CF), to be administered by inhalation. In July 2016, the first patient was dosed in our phase II clinical trial of AIR DNase for the treatment of CF.

(3) OPRX-106, our oral antiTNF product candidate which is being developed as an orally-delivered anti-inflammatory treatment using plant cells as a natural capsule for the expressed protein. We concluded the phase I clinical trial, which demonstrated that the drug was safe and well tolerated, showing biological activity in the gut and inducement of regulatory T cells. We expect to initiate a phase II clinical trial in Ulcerative Colitis patients shortly.

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

Critical Accounting Policies

Our significant accounting policies are more fully described in note 1 to our unaudited condensed consolidated financial statements appearing in this Quarterly Report. There have not been any changes to our significant accounting policies since the Annual Report on Form 10-K for the year ended December 31, 2015.

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

Discontinued Operations

Pursuant to the Amended Pfizer Agreement, we sold to Pfizer our share in the collaboration created under the initial Pfizer Agreement for the commercialization of Elelyso. As part of the sale, we agreed to transfer our rights to Elelyso in Israel to Pfizer while gaining full rights to Elelyso in Brazil. Under the Amended Pfizer Agreement, Pfizer is responsible for 100% of expenses, and entitled to all of the revenues, globally, for Elelyso, excluding Brazil where we are responsible for all expenses and retain all revenues. The Amended Pfizer Agreement eliminates Pfizer’s entitlement to annual payments of up to $12.5 million in relation to commercialization of Elelyso in Brazil. For further details see notes 1 and 12 to the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015 and notes 1 and 4 of the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Results of Operations

Three months ended June 30, 2016 compared to the three months ended June 30, 2015

Revenues

We recorded revenues of $1.8 million during the three months ended June 30, 2016, an increase of $433,000, or 32%, from revenues of $1.3 million for the three months ended June 30, 2015. The increase resulted primarily from an increase in the amount of drug substance sold to Pfizer during the period.

Cost of Revenues

Cost of revenues was $1.7 million for the three months ended June 30, 2016, an increase of $1.5 million from cost of revenues of approximately $225,000 for the three months ended June 30, 2015. The increase is mainly due to cost of revenues that were attributed to discontinued operations in the three months ended June 30, 2015.

Research and Development Expenses, Net

Research and development expenses were $10.0 million for the three months ended June 30, 2016, an increase of $4.0 million, or 66%, from $6.0 million for the three months ended June 30, 2015. The increase resulted primarily from an increase of $2.6 million in materials purchased for our development programs and $1.3 million for clinical trial related costs.

We expect research and development expenses for our various development programs to continue to be our primary expense.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $2.2 million for the three months ended June 30, 2016, an increase of approximately $205,000, or 10%, from $2.0 million for the three months ended June 30, 2015.

Financial Expenses and Income

Financial expenses net were approximately $805,000 for the three months ended June 30, 2016 compared to financial expenses net of $599,000 for the three months ended June 30, 2015. Financial expenses is composed primarily from interest expense of $776,000 for each three-month period for the 4.5% convertible notes described below.

Six months ended June 30, 2016 compared to the six months ended June 30, 2015

Revenues

We recorded revenues of $2.4 million during the six months ended June 30, 2016, compared to $3.0 million for the six months ended June 30, 2015.

Cost of Revenues

Cost of revenues was $2.2 million for the six months ended June 30, 2016, an increase of $1.7 million from cost of revenues of approximately $507,000 for the six months ended June 30, 2015. The increase is mainly due to cost of revenues that were attributed to discontinued operations in the six months ended June 30, 2015.

Research and Development Expenses, Net

Research and development expenses were $13.8 million for the six months ended June 30, 2016, an increase of $4.2 million, or 43%, from $9.7 million for the six months ended June 30, 2015. The increase resulted primarily from an increase of $3.1 million in materials purchased for our development programs and $1.4 million for clinical trial related costs.

We expect research and development expenses for our various development programs to continue to be our primary expense.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $4.2 million for the six months ended June 30, 2016, an increase of approximately $378,000, or 10%, from $3.8 million for the six months ended June 30, 2015.

Financial Expenses and Income

Financial expenses net were $1.5 million for the six months ended June 30, 2016 compared to financial expenses of $1.7 million for the six months ended June 30, 2015. Financial expenses is composed primarily from interest expense of $1.6 million for each six-month period for the 4.5% convertible notes described below.

Liquidity and Capital Resources

Sources of Liquidity

As a result of our significant research and development expenditures which exceed our product sales revenue, we have not been profitable and have generated operating losses from our continuing operations since our inception. To date, we have funded our operations primarily with proceeds equal to $31.3 million from the sale of shares of convertible preferred and ordinary shares of Protalix Ltd., and an additional $14.1 million in connection with the exercise of warrants issued in connection with the sale of such shares, through December 31, 2008. In addition, on October 25, 2007, we generated gross proceeds of $50 million in connection with an underwritten public offering of our common stock and on each of March 23, 2011 and February 22, 2012, we generated gross proceeds of $22.0 million and $27.2 million, respectively, in connection with underwritten public offerings of our common stock.

In addition to the foregoing, on September 18, 2013, we completed a private placement of $69.0 million in aggregate principal amount of 4.50% convertible notes due 2018, or the Notes, including $9.0 million aggregate principal amount of Notes related to the offering’s initial purchaser’s over-allotment option, which was exercised in full.

Pfizer paid Protalix Ltd. $60.0 million as an upfront payment in connection with the execution of the Pfizer Agreement and subsequently paid to Protalix Ltd. an additional $5.0 million upon Protalix Ltd.’s meeting a certain milestone. Protalix Ltd. also received a milestone payment of $25.0 million in connection with the FDA’s approval of taliglucerase alfa in May 2012. Pfizer has also paid Protalix Ltd. $8.3 million in connection with the successful achievement of certain milestones under a clinical development agreement between Pfizer and Protalix Ltd. In connection with the execution of the Amended Pfizer Agreement, we received a $36.0 million payment from Pfizer, and Pfizer purchased 5,649,079 shares of our common stock for $10.0 million.

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

Cash Flows

Net cash used in operations was $21.3 million for the six months ended June 30, 2016. The net loss for the six months ended June 30, 2016 of $19.5 million was further increased by an increase of $5.0 million in accounts receivable, but was partially offset by an increase in accounts payable of $1.3 million. Net cash used in investing activities for the six months ended June 30, 2016 was approximately $659,000 and consisted primarily of purchases of property and equipment.

Net cash used in operations was $11.8 million for the six months ended June 30, 2015. The net loss for the six months ended June 30, 2015 of $11.0 million was further increased by net cash used in discontinued operations of $1.2 million, but was partially offset by depreciation expense of $1.2 million and $973,000 of share based compensation. Net cash used in investing activities for the six months ended June 30, 2015 was $347,000 and consisted primarily of purchases of property and equipment. Net cash provided from financing activities was $534,000 primarily from the exercise of stock options.

Future Funding Requirements

We expect to continue to incur significant expenditures in the near future, including significant research and development expenses related primarily to the clinical trials of PRX-102, PRX-110 and PRX-106, and the advancement of our other product candidates into preclinical trials.

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

Effects of Inflation and Currency Fluctuations

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation has had a material effect on our results of operations during the six and three months ended June 30, 2016 or the six and three months ended June 30, 2015.

Currency fluctuations could affect us through increased or decreased acquisition costs for certain goods and services. We do not believe currency fluctuations have had a material effect on our results of operations during the six and three months ended June 30, 2016 and June 30, 2015.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of each of June 30, 2016 and June 30, 2015.

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

	Six months ended June 30,		Year ended December 31,
	2016	2015	2015
Average rate for period	3.863	3.910	3.887
Rate at period end	3.846	3.769	3.902

To date, we have not engaged in hedging transactions. In the future, we may enter into currency hedging transactions to decrease the risk of financial exposure from fluctuations in the exchange rate of the U.S. dollar against the NIS. These measures, however, may not adequately protect us from material adverse effects due to the impact of inflation in Israel.

Interest Rate Risk

Our exposure to market risk is confined to our cash and cash equivalents. We consider all short term, highly liquid investments, which include short-term deposits with original maturities of three months or less from the date of purchase, that are not restricted as to withdrawal or use and are readily convertible to known amounts of cash, to be cash equivalents. The primary objective of our investment activities is to preserve principal while maximizing the interest income we receive from our investments, without increasing risk. We invest any cash balances primarily in bank deposits and investment grade interest-bearing instruments. We are exposed to market risks resulting from changes in interest rates. We do not use derivative financial instruments to limit exposure to interest rate risk. Our interest gains may change in the future as a result of changes in the financial markets.

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

Changes in internal controls

There were no changes to our internal controls over financial reporting (as defined in Rules 13a-15f and 15d-15f under the Exchange Act) that occurred during the quarter ended June 30, 2016 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not involved in any material legal proceedings.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities during the three months ended June 30, 2016.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

Our 2016 Annual Meeting of Shareholders was held on August 7, 2016. Holders of 67.5% of our outstanding shares of common stock entitled to vote as of the record date for the meeting participated in person or by proxy.

The matters voted upon at the meeting are set forth below including the number of votes cast for, number of votes cast against or withheld, as applicable, the number of abstentions, the number of broker non-votes and other applicable votes with respect to each such matter.

(1)	Election of Directors

	For	Withheld	Broker Non-Votes
Shlomo Yanai	43,418,857	11,331,003	12,621,154
Moshe Manor	51,541,609	3,232,551	12,596,854
Zeev Bronfeld	29,391,137	25,383,023	12,596,854
Amos Bar Shalev	30,178,139	25,816,874	12,596,854
Yodfat Harel Buchris	30,178,459	24,595,701	12,596,854
Roger D. Kornberg, Ph.D.	23,882,443	30,891,717	12,596,854
Aharon Schwartz, Ph.D.	38,250,343	16,523,817	12,596,854

(2)	Approval, on a non-binding, advisory basis, the compensation of the Company’s named executive officers

For	Against	Abstain	Broker Non-Votes
42,687,639	11,640,861	445,660	12,596,854

(3)	Approval of an amendment to our Certificate of Incorporation to increase the number of shares of our common stock, par value $0.001 per share, authorized for issuance from 150,000,000 to 250,000,000

For	Against	Abstain	Broker Non-Votes
50,060,005	15,878,979	63,470	1,368,560

(4)	Ratification of the appointment of Kesselman & Kesselman

For	Against	Abstain
64,090,981	533,441	2,746,591

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Date	Filed Herewith
3.1	Certificate of Incorporation of the Company	8-K	333-48677	3.1	April 1, 2016

3.2	Bylaws of the Company	8-K	001-33357	3.2	April 1, 2016

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Certification of Chief Executive Officer					X

32.2	18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Certification of Chief Financial Officer					X

101.INS	XBRL INSTANCE FILE					X

101.SCH	XBRL SCHEMA FILE					X

101.CAL	XBRL CALCULATION FILE					X

101.DEF	XBRL DEFINITION FILE					X

101.LAB	XBRL LABEL FILE					X

101.PRE	XBRL PRESENTATION FILE					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROTALIX BIOTHERAPEUTICS, INC.
(Registrant)

Date: August 8, 2016	By:	/s/ Moshe Manor
Moshe Manor
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2016	By:	/s/ Yossi Maimon
Yossi Maimon
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

