Form 10-Q
period 2016-09-30
Protalix BioTherapeutics, Inc.
filed 2016-11-09
CIK 1006281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

001-33357

(Commission file number)

PROTALIX BIOTHERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	__65-0643773__
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2 Snunit Street Science Park POB 455 Carmiel, Israel	20100
(Address of principal executive offices)	(Zip Code)

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

On November 1, 2016, approximately 99,930,402 shares of the Registrant’s common stock, $0.001 par value, were outstanding.

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

ii

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

iii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

PROTALIX BIOTHERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. dollars in thousands)
(Unaudited)

	September 30, 2016	December 31, 2015

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$51,320	$76,374
Accounts receivable - Trade	2,096	-
Other assets	1,045	1,667
Inventories	4,860	5,767
Assets of discontinued operations	327	2,073
Total current assets	59,648	85,881

FUNDS IN RESPECT OF EMPLOYEE
RIGHTS UPON RETIREMENT	1,686	1,628
PROPERTY AND EQUIPMENT, NET	9,140	9,744

Total assets	$70,474	$97,253

LIABILITIES AND SHAREHOLDERS’ EQUITY (NET OF CAPITAL DEFICIENCY)

CURRENT LIABILITIES:

Accounts payable and accruals:
Trade	$3,989	$3,629
Other	5,840	5,534
Deferred revenues	504	504
Liabilities of discontinued operations	-	1,568
Total current liabilities	10,333	11,235

LONG TERM LIABILITIES:
Convertible notes	68,129	67,796
Deferred revenues	453	744
Liability for employee rights upon retirement	2,361	2,304
Promissory note	4,301	4,301
Total long term liabilities	75,244	75,145
Total liabilities	85,577	86,380
COMMITMENTS

SHAREHOLDERS’ EQUITY (CAPITAL DEFICIENCY)	(15,103)	10,873
Total liabilities and shareholders’ equity (net of capital deficiency)	$70,474	$97,253

The accompanying notes are an integral part of the condensed consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(U.S. dollars in thousands, except share and per share data)
(Unaudited)

	Nine Months Ended		Three Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
REVENUES	$7,118	$4,364	$4,670	$1,336
COST OF REVENUES	(6,446)	(730)	(4,248)	(223)
GROSS PROFIT	672	3,634	422	1,113
RESEARCH AND DEVELOPMENT EXPENSES (1)	(23,700)	(17,191)	(6,353)	(5,068)
Less – grants	4,800	3,573	1,297	1,116
RESEARCH AND DEVELOPMENT EXPENSES, NET	(18,900)	(13,618)	(5,056)	(3,952)
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (2)	(6,215)	(5,986)	(2,014)	(2,163)
OPERATING LOSS	(24,443)	(15,970)	(6,648)	(5,002)
FINANCIAL EXPENSES	(2,715)	(2,805)	(910)	(1,030)
FINANCIAL INCOME	606	64	268	17
FINANCIAL EXPENSES – NET	(2,109)	(2,741)	(642)	(1,013)
LOSS FROM CONTINUING OPERATIONS	(26,552)	(18,711)	(7,290)	(6,015)
(LOSS) INCOME FROM DISCONTINUED OPERATIONS	(189)	3,848	-	2,195
NET LOSS FOR THE PERIOD	$(26,741)	$(14,863)	$(7,290)	$(3,820)
NET LOSS PER SHARE OF COMMON STOCK - BASIC AND DILUTED:
Loss from continuing operations	(0.27)	(0.20)	(0.07)	(0.06)
Income (loss) from discontinued operations	-	0.04	-	0.02
Net loss per share of common stock	$(0.27)	$(0.16)	$(0.07)	$(0.04)
WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK USED IN COMPUTING LOSS PER SHARE – BASIC AND DILUTED:	99,766,245	93,599,414	99,821,970	93,943,772
(1) Includes share-based compensation	$448	$667	$82	$258
(2) Includes share-based compensation	$317	$752	$81	$188

The accompanying notes are an integral part of the condensed consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
SHAREHOLDERS’ EQUITY (CAPITAL DEFICIENCY)

(U.S. dollars in thousands, except share data)

(Unaudited)

			Additional
	Common	Common	paid–in	Accumulated
	Stock (1)	Stock	capital	deficit	Total
	Number of shares		Amount
Balance at December 31, 2014	93,603,819	$94	$185,633	$(241,328)	$(55,601)
Changes during the nine-month period ended September 30, 2015:
Share-based compensation related to stock options			947		947
Share-based compensation related to restricted stock award, net of forfeitures of 2,501 shares	(2,501)		472		472
Exercise of options	550,000	*	534		534
Net loss from continuing operations				(18,711)	(18,711)
Net income from discontinued operations				3,848	3,848
Balance at September 30, 2015	94,151,318	$94	$187,586	$(256,191)	$(68,511)
Balance at December 31, 2015	99,800,397	$100	$194,064	$(183,291)	$10,873
Changes during the nine-month period ended September 30, 2016:
Share-based compensation related to stock options			697		697
Share-based compensation related to restricted stock award	7,843		68		68
Exercise of options	122,162	*	*		*
Net loss from continuing operations				(26,552)	(26,552)
Net loss from discontinued operations				(189)	(189)
Balance at September 30, 2016	99,930,402	$100	$194,829	$(210,032)	$(15,103)

*	Represents an amount less than $1.

(1)	Common Stock, $0.001 par value; Authorized – as of September 30, 2016 and 2015 - 250,000,000 shares and 150,000,000 shares, respectively.

The accompanying notes are an integral part of the condensed consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

(Unaudited)

	Nine Months Ended
	September 30, 2016	September 30, 2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(26,741)	$(14,863)
Income (loss) from discontinued operations	(189)	3,848
Loss from continuing operations	(26,552)	(18,711)
Adjustments required to reconcile net loss to net cash used in operating activities:
Share based compensation	765	1,419
Depreciation	1,489	1,811
Financial expenses, net (mainly exchange differences)	(375)	102
Changes in accrued liability for employee rights upon retirement	(31)	16
Loss (gain) on amounts funded in respect of employee
rights upon retirement	(3)	28
Amortization of debt issuance costs and debt discount	333	333
Changes in operating assets and liabilities:
Increase (decrease) in deferred revenues (including non-current portion)	(291)	469
Increase in accounts receivable and other assets	(1,358)	(1,835)
Decrease in inventories	907	82
Increase (decrease) in accounts payable and accruals (including long term)	367	(1,489)
Net cash used in continuing operations	(24,749)	(17,775)
Net cash used in discontinued operations	(11)	(2,652)
Net cash used in operating activities	$(24,760)	$(20,427)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	$(732)	$(460)
Amounts funded in respect of employee rights upon retirement, net	7	(56)
Net cash used in investing activities	$(725)	$(516)

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of options	$-	$534
Net cash provided by financing activities	$-	$534

EFFECT OF EXCHANGE RATE CHANGES ON CASH	$431	$(110)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(25,054)	(20,519)

BALANCE OF CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	76,374	54,767

BALANCE OF CASH AND CASH EQUIVALENTS AT END OF PERIOD	$51,320	$34,248

The accompanying notes are an integral part of the condensed consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

(Unaudited)

(Continued) - 2

	Nine Months Ended
	September 30, 2016	September 30, 2015
SUPPLEMENTARY INFORMATION ON INVESTING AND FINANCING ACTIVITIES NOT INVOLVING CASH FLOWS:
Purchase of property and equipment	$642	$146

SUPPLEMENTARY DISCLOSURE ON CASH FLOWS
Interest paid	$3,105	$3,105

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

Diluted LPS is calculated in continuing operations. The calculation of diluted LPS does not include 19,797,190 and 19,572,040 shares of Common Stock underlying outstanding options and restricted shares of Common Stock and shares issuable upon conversion of the convertible notes (issued in September 2013) for the nine months ended September 30, 2015 and 2016, respectively, and 19,820,485 and 19,484,667 shares of Common Stock for the three months ended September 30, 2015 and 2016, respectively, because the effect would be anti-dilutive.

d.	Newly Issued Accounting Pronouncements

1)	In March 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718)” (“ASU 2016-09”) which simplifies certain aspects of the accounting for share-based payments, including accounting for income taxes, classification of awards as either equity or liabilities, classification on the statement of cash flows as well as allowing an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures as they occur. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted in any annual or interim period for which financial statements have not yet been issued, and all amendments in the ASU that apply must be adopted in the same period. The Company is currently evaluating the impact of this new pronouncement on its financial statements.

2)	In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flow - Classification of Certain Cash Receipts and Cash Payments (Topic 230)” (“ASU 2016-15”) which addresses specific cash flow issues with the objective of reducing the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the impact of this new pronouncement on its consolidated statements of cash flows.

PROTALIX BIOTHERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 - INVENTORIES

Inventory at September 30, 2016 and December 31, 2015 consisted of the following:

	September 30,	December 31,
	2016	2015
	(U.S. dollars in thousands)
Raw materials	$2,704	$1,180
Work in progress	208
Finished goods	1,948	4,587
Total inventory	$4,860	$5,767

NOTE 3 - FAIR VALUE MEASUREMENT

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

The fair value of the convertible notes as of September 30, 2016 is approximately $47.3 million based on a level 2 measurement.

During the three months ended September 30, 2016, there were no transfers of financial assets and liabilities between Levels 1, 2 or 3 fair value measurements. There have been no changes in the methodologies used at September 30, 2016 since December 31, 2015.

NOTE 4 - DISCONTINUED OPERATIONS

The Company accounted for the termination of the Pfizer Agreement and the sale of the license as discontinued operations, in accordance with Accounting Standards Update (ASU) No. 2014-08. The following assets and liabilities associated with the Company’s discontinued operations, have been segregated and classified as assets and liabilities of discontinued operations, as appropriate, in the consolidated balance sheets as of December 31, 2015 and September 30, 2016, respectively:

PROTALIX BIOTHERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4 - DISCONTINUED OPERATIONS (continued):

	September 30, 2016	December 31, 2015
	(U.S. dollars in thousands)
CURRENT ASSETS:
Accounts receivable - Trade	$327	$1,993
Inventories		80
Total current assets of discontinued operations	327	2,073

CURRENT LIABILITIES:
Accounts payable and accruals:
Other		1,568
Total current liabilities of discontinued operations		1,568

The following summarizes financial information related to the Company’s discontinued operations in the Company’s consolidated statements of operations for the three months and nine months ended September 30, 2015 and September 30, 2016:

	Nine Months Ended		Three Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
REVENUES	$209	$8,111		$2,965
COMPANY’S SHARE IN COLLABORATION AGREEMENT		3,084		1,545
COST OF REVENUES	(373)	(6,055)		(2,123)
GROSS PROFIT (LOSS)	(164)	5,140		2,387
RESEARCH AND DEVELOPMENT EXPENSES		(1,302)		(192)
Less – reimbursements		283		91
RESEARCH AND DEVELOPMENT EXPENSES, NET		(1,019)		(101)
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(25)	(273)		(91)
NET INCOME (LOSS) FOR THE PERIOD FROM DISCONTINUED OPERATIONS	(189)	3,848		2,195

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

We are developing an innovative product pipeline using our ProCellEx protein expression system. Our product pipeline currently includes, among other candidates:

(1) PRX-102, or alpha-GAL-A, a therapeutic protein candidate for the treatment of Fabry disease, a rare, genetic lysosomal disorder in humans, currently in an ongoing phase I/II clinical trial. We initiated phase III clinical trials of PRX-102 in June 2016 and patient enrollment is ongoing.

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

Results of Operations

Three months ended September 30, 2016 compared to the three months ended September 30, 2015

Revenues

We recorded revenues of $4.7 million during the three months ended September 30, 2016, an increase of $3.4 million from revenues of $1.3 million for the three months ended September 30, 2015. The increase resulted primarily from an increase in the amount of drug substance sold to Pfizer during the period.

Cost of Revenues

Cost of revenues was $4.2 million for the three months ended September 30, 2016, an increase of $4.0 million from cost of revenues of approximately $223,000 for the three months ended September 30, 2015. The increase is mainly due to cost of revenues that were attributed to an increase in the amount of drug substance sold to Pfizer at cost during the period.

Research and Development Expenses, Net

Research and development expenses were $5.1 million for the three months ended September 30, 2016, an increase of $1.1 million, or 28%, from $4.0 million for the three months ended September 30, 2015. The increase resulted primarily from an increase of $1.2 million for clinical trial related costs.

We expect research and development expenses for our various development programs to continue to be our primary expense.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $2.0 million for the three months ended September 30, 2016, a decrease of approximately $149,000, or 7%, from $2.2 million for the three months ended September 30, 2015.

Financial Expenses and Income, Net

Financial expenses net were approximately $642,000 for the three months ended September 30, 2016 compared to financial expenses net of $1.0 million for the three months ended September 30, 2015. Financial expenses is composed primarily from interest expense of $776,000 for each three-month period for the 4.5% convertible notes described below.

Nine months ended September 30, 2016 compared to the nine months ended September 30, 2015

Revenues

We recorded revenues of $7.1 million during the nine months ended September 30, 2016, compared to $4.4 million for the nine months ended September 30, 2015, an increase of $2.7 million or 63%. The increase resulted primarily from an increase in the amount of drug substance sold to Pfizer during the period.

Cost of Revenues

Cost of revenues was $6.4 million for the nine months ended September 30, 2016, an increase of $5.7 million from cost of revenues of approximately $730,000 for the nine months ended September 30, 2015. The increase is mainly due to cost of revenues that were attributed to an increase in the amount of drug substance sold to Pfizer at cost during the period.

Research and Development Expenses, Net

Research and development expenses were $18.9 million for the nine months ended September 30, 2016, an increase of $5.3 million, or 39%, from $13.6 million for the nine months ended September 30, 2015. The increase resulted primarily from an increase of $5.0 million in clinical trial related costs.

We expect research and development expenses for our various development programs to continue to be our primary expense.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $6.2 million for the nine months ended September 30, 2016, an increase of approximately $229,000, or 4%, from $6.0 million for the nine months ended September 30, 2015.

Financial Expenses and Income, Net

Financial expenses net were $2.1 million for the nine months ended September 30, 2016 compared to financial expenses of $2.7 million for the nine months ended September 30, 2015. Financial expenses is composed primarily from interest expense of $2.3 million for each nine-month period for the 4.5% convertible notes described below.

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

Cash Flows

Net cash used in operations was $24.7 million for the nine months ended September 30, 2016. The net loss for the nine months ended September 30, 2016 of $26.7 million was further increased by an increase of $1.4 million in accounts receivable, but was partially offset by depreciation expenses of $1.5 million and share based compensation of $765,000. Net cash used in investing activities for the nine months ended September 30, 2016 was approximately $725,000 and consisted primarily of purchases of property and equipment.

Net cash used in operations was $20.4 million for the nine months ended September 30, 2015. The net loss for the nine months ended September 30, 2015 of $14.8 million was further increased by income from discontinued operations of $3.8 million, by an increase of $1.8 million in accounts receivable and other assets and by a decrease of $1.5 million in accounts payable, but was partially offset by depreciation expense of $1.8 million and $1.4 million of share based compensation. Net cash used in investing activities for the nine months ended September 30, 2015 was $516,000 and consisted primarily of purchases of property and equipment. Net cash provided from financing activities was $534,000 primarily from the exercise of stock options.

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

We may need to finance our future cash needs through corporate collaboration, licensing or similar arrangements, public or private equity offerings or debt financings. We currently do not have any commitments for future external funding. We may need to raise additional funds more quickly if one or more of our assumptions prove to be incorrect or if we choose to expand our product development efforts more rapidly than we presently anticipate. We may also decide to raise additional funds even before we need them if the conditions for raising capital are favorable. Any sale of additional equity or debt securities will likely result in dilution to our stockholders. The incurrence of indebtedness would result in increased fixed obligations and could also result in covenants that would restrict our operations. Additional equity or debt financing, grants or corporate collaboration and licensing arrangements may not be available on acceptable terms, if at all. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate our research and development programs, reduce our planned commercialization efforts or obtain funds through arrangements with collaborators or others that may require us to relinquish rights to certain product candidates that we might otherwise seek to develop or commercialize independently.

Effects of Inflation and Currency Fluctuations

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation has had a material effect on our results of operations during the nine and three months ended September 30, 2016 or the nine and three months ended September 30, 2015.

Currency fluctuations could affect us through increased or decreased acquisition costs for certain goods and services. We do not believe currency fluctuations have had a material effect on our results of operations during the nine and three months ended September 30, 2016 and December 31, 2015.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of each of September 30, 2016 and September 30, 2015.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Currency Exchange Risk

The currency of the primary economic environment in which our operations are conducted is the U.S. dollar. We consider the currency of the primary economic environment to be the currency in which we generate revenues and expend cash. Most of our revenues are denominated in U.S. dollars, approximately 50% of our expenses and capital expenditures are incurred in U.S. dollars, and a significant source of our financing has been provided in U.S. dollars. Since the dollar is the functional currency, monetary items maintained in currencies other than the dollar are remeasured using the rate of exchange in effect at the balance sheet dates and non-monetary items are remeasured at historical exchange rates. Revenue and expense items are remeasured at the average rate of exchange in effect during the period in which they occur. Foreign currency transaction gains or losses are recognized in the statement of operations.

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

	Nine months ended September 30,
	2016	2015	2015
Average rate for period	3.844	3.890	3.887
Rate at period end	3.758	3.923	3.902

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

Changes in internal controls

There were no changes to our internal controls over financial reporting (as defined in Rules 13a-15f and 15d-15f under the Exchange Act) that occurred during the quarter ended September 30, 2016 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not involved in any material legal proceedings.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities during the three months ended September 30, 2016.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Date	Filed Herewith
3.1	Certificate of Incorporation of the Company	8-K	333-48677	3.1	April 1, 2016

3.2	Amendment to Certificate of Incorporation of the Company	Def 14A	001-33357	Appendix A	July 1, 2016

3.3	Bylaws of the Company	8-K	001-33357	3.2	April 1, 2016

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Certification of Chief Executive Officer					X

32.2	18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Certification of Chief Financial Officer					X

101.INS	XBRL INSTANCE FILE					X

101.SCH	XBRL SHEMA FILE					X

101.CAL	XBRL CALCULATION FILE					X

101.DEF	XBRL DEFINITION FILE					X

101.LAB	XBRL LABEL FILE					X

101.PRE	XBRL PRESENTATION FILE					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROTALIX BIOTHERAPEUTICS, INC.
(Registrant)
Date: November 9, 2016	By:	/s/ Moshe Manor
Moshe Manor President and Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2016	By:	/s/ Yossi Maimon
Yossi Maimon Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)