Form 10-K
period 2016-12-31
Protalix BioTherapeutics, Inc.
filed 2017-03-16
CIK 1006281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

001-33357

(Commission file number)

PROTALIX BIOTHERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	65-0643773
State or other jurisdiction	(I.R.S. Employer
of incorporation or organization	Identification No.)

2 Snunit Street
Science Park
POB 455
Carmiel, Israel	20100
(Address of principal executive offices)	(Zip Code)

972-4-988-9488

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, par value $0.001 per share	NYSE MKT

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (check one):

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒

The aggregate market value of the voting common equity held by non-affiliates of the Registrant, as of June 30, 2016 was approximately $61.7 million, based upon a per share price equal to $0.64, the closing price for shares of the Registrant’s common stock reported by the NYSE MKT for such date.

On March 1, 2017, approximately 124,134,085 shares of the Registrant’s common stock, par value $0.001 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2017 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than May 1, 2017 and to be delivered to shareholders in connection with the 2017 Annual Meeting of Stockholders, are herein incorporated by reference in Part III of this Form 10-K.

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

Examples of the risks and uncertainties include, but are not limited to, the following:

•	risks related to the ultimate timing and purchase of alfataliglicerase by Fundação Oswaldo Cruz, or Fiocruz, an arm of the Brazilian Ministry of Health, or the Brazilian MoH, pursuant to the stated purchase intentions of the Brazilian MoH of the stated amounts, if at all;

•	risks related to the successful conclusion of our negotiations with the Brazilian MoH regarding the future purchase of alfataliglicerase;

•	failure or delay in the commencement or completion of our preclinical studies and clinical trials, which may be caused by several factors, including: slower than expected rates of patient recruitment; unforeseen safety issues; determination of dosing issues; lack of effectiveness during clinical trials; inability or unwillingness of medical investigators and institutional review boards to follow our clinical protocols; inability to monitor patients adequately during or after treatment; and or lack of sufficient funding to finance our clinical trials;

•	the risk that the results of our clinical trials will not support the applicable claims of superiority, safety or efficacy and that our product candidates will not have the desired effects or will have undesirable side effects or other unexpected characteristics;

•	risks related to our ability to obtain stockholder approval prior to issuing 20% or more of our outstanding shares of common stock, in compliance with certain listing standards of the NYSE MKT;

•	risks relating to our ability to make scheduled payments of the principal of, to pay interest on or to refinance or satisfy conversions of our outstanding convertible notes or any other indebtedness;

•	risks relating to our ability to defease the remaining outstanding 4.5% convertible notes on or prior to June 16, 2018;

•	risks relating to the compliance by Fiocruz with its purchase obligations under our supply and technology transfer agreement, which may result in the termination of such agreement which may have a material adverse effect on our company;

•	the risk that we will not be able to develop a successful sales and marketing organization for taliglucerase alfa in Brazil, or for any other product candidate, in a timely manner, if at all;

•	our dependence on performance by third-party providers of services and supplies, including without limitation, clinical trial services;

•	risks relating to our ability to finance our research programs;

•	delays in preparing and filing applications for regulatory approval of our product candidates in the United States, the European Union and elsewhere;

•	the impact of development of competing therapies and/or technologies by other companies;

•	the risk that products that are competitive to our product candidates may be granted orphan drug status in certain territories and, therefore, one or more of our product candidate may become be subject to potential marketing and commercialization restrictions;

•	risks related to our supply of drug product to Pfizer Inc., or Pfizer, pursuant to our amended and restated exclusive license and supply agreement with Pfizer;

•	risks related to the commercialization efforts for taliglucerase alfa in Brazil;

•	risks related to our supply of drug product to Fiocruz pursuant to our supply arrangement with Fiocruz;

•	risks related to our expectations with respect to the potential commercial value of our product and product candidates;

•	the inherent risks and uncertainties in developing the types of drug platforms and products we are developing;

•	potential product liability risks, and risks of securing adequate levels of product liability and clinical trial insurance coverage;

•	the possibility of infringing a third party’s patents or other intellectual property rights;

•	the uncertainty of obtaining patents covering our products and processes and in successfully enforcing our intellectual property rights against third parties;

•	risks relating to changes in healthcare laws, rules and regulations in the United States or elsewhere; and

•	the possible disruption of our operations due to terrorist activities and armed conflict, including as a result of the disruption of the operations of regulatory authorities, our subsidiaries, our manufacturing facilities and our customers, suppliers, distributors, collaborative partners, licensees and clinical trial sites.

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

We are a biopharmaceutical company focused on the development and commercialization of recombinant therapeutic proteins based on our proprietary ProCellEx® protein expression system, or ProCellEx. We developed our first commercial drug product, Elelyso®, using our ProCellEx system and we are now focused on utilizing the system to develop a pipeline of proprietary, clinically superior versions of recombinant therapeutic proteins that primarily target large, established pharmaceutical markets and that, in most cases, rely upon known biological mechanisms of action. With our experience to date, we believe ProCellEx will enable us to develop additional proprietary recombinant proteins that are therapeutically superior to existing recombinant proteins currently marketed for the same indications. We are now also applying the unique properties of our ProCellEx system for the oral delivery of therapeutic proteins.

The following table summarizes our current product candidates and their respective stages of clinical development:

On May 1, 2012, the FDA approved for sale our first commercial product, taliglucerase alfa for injection, an enzyme replacement therapy, or ERT, for the long-term treatment of adult patients with a confirmed diagnosis of type 1 Gaucher disease. Subsequently, taliglucerase alfa was approved for marketing by the regulatory authorities of other countries. Taliglucerase alfa is called alfataliglicerase in Brazil and certain other Latin American countries, where it is marketed under the name UplysoTM. Taliglucerase alfa is marketed under the name Elelyso in other territories.

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

On June 18, 2013, we entered into a Supply and Technology Transfer Agreement, or the Brazil Agreement, with Fiocruz, an arm of the Brazilian Brazilian MoH, for taliglucerase alfa.

In December 2016, we received a letter from Fiocruz regarding an order from the Brazilian MoH to purchase alfataliglicerase to treat Gaucher patients in Brazil. The Brazilian MoH’s order consists of a number of shipments during 2017 for a total of approximately $24.3 million. Shipments are to start in mid-2017 and continue through the end of the year, in increasing volumes. Fiocruz’s purchases of Uplyso to date have been significantly below certain agreed upon purchase milestones and, accordingly, we have the right to terminate the Brazil Agreement. Notwithstanding the low purchase amounts, we are, at this time, continuing to supply Uplyso to Fiocruz under the Brazil Agreement, and patients continue to be treated with Uplyso in Brazil.

Our Strategy

Our operations are focused on our new strategy for accelerated growth, which was implemented in January 2015. The strategy centers around prioritizing existing and new pipeline candidates to focus on products that we believe offer a clear competitive advantage over existing treatments. The strategy was the culmination of two months of intensive review by our management of our internal resources and of the markets in which we expect we can operate. The following highlights the details of the strategic plan as it relates to our development of an innovative product pipeline using our ProCellEx protein expression system.

PRX-102 for the Treatment of Fabry disease. PRX-102, or alpha-GAL-A, is designed to be an improved enzyme replacement therapy product for the treatment of Fabry disease given its potential for clinically superior outcomes and enhanced safety when compared to currently marketed enzyme replacement therapies. The product candidate is a key focus for us. We enrolled our first patient in a phase III clinical trial of PRX-102 in the fourth quarter of 2016, and our phase I/II clinical trial is ongoing in an extension period.

alidornase alfa (PRX-110) for Cystic Fibrosis. alidornase alfa, our proprietary plant cell recombinant human Deoxyribonuclease 1, is under development for the treatment of cystic fibrosis (CF), to be administered by inhalation. alidornase alfa has an actin inhibition resistance that is designed to improve lung function and lower the incidence of recurrent infections by enhancing the enzyme’s efficacy in patients’ sputa. It has demonstrated improved disease parameters in animal models and human sputum testing when compared to the currently marketed product. We have commenced a phase IIa clinical trial of alidornase alfa and in January 2017, we announced positive interim results from the phase II clinical trial for the first 13 CF patients enrolled in the study. Upon review of the final results of the trial, we will consider different collaboration alternatives as part of our further development plans.

Oral Anti-TNF (OPRX-106) Anti Inflammatory. Oral anti-TNF represents a novel mode of administering a recombinant anti-TNF protein. It is under development as an orally-delivered anti-inflammatory treatment using plant cells as a natural capsule for the expressed protein. The first patient in our phase II proof of concept efficacy study of OPRX-106 for the treatment of ulcerative colitis was dosed in November 2016. In August 2015, we announced positive clinical study results from our phase I clinical trial of OPRX-106. OPRX-106 demonstrated a favorable safety and tolerability profile and biological activity in the gut in the phase I study. Upon review of the proof of concept data, we intend to identify and collaborate with a well-suited partner for further development.

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

ProCellEx: Our Proprietary Protein Expression System

ProCellEx is our proprietary production system. We have developed our ProCellEx system based on our plant cell culture technology for the development, expression and manufacture of recombinant proteins. Our protein expression system does not involve mammalian or animal components or transgenic field-grown, whole plants at any point in the production process. Our ProCellEx system consists of a comprehensive set of capabilities and proprietary technologies, including advanced genetic engineering and plant cell culture technology, which enables us to produce complex, proprietary and biologically equivalent proteins for a variety of human diseases. This protein expression system facilitates the creation and selection of high expressing, genetically stable cell lines capable of expressing recombinant proteins. The entire protein expression process, from initial nucleotide cloning to large-scale production of the protein product, occurs under cGMP-compliant, controlled processes. Our plant cell culture technology uses plant cells, such as carrot and tobacco cells, which undergo advanced genetic engineering and are grown on an industrial scale in a flexible bioreactor system. Cell growth, from scale up through large-scale production, takes place in flexible, sterile, polyethylene bioreactors which are confined to a clean-room environment. Our bioreactors are well-suited for plant cell growth using a simple, inexpensive, chemically-defined growth medium as a catalyst for growth. The reactors are custom-designed and optimized for plant cell cultures, easy to use, entail low initial capital investment, are rapidly scalable at a low cost and require less hands-on maintenance between cycles.

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

We believe that our ProCellEx system will enable us to develop recombinant therapeutic proteins yielding substantial cost advantages, accelerated development and other competitive benefits when compared to mammalian cell-based protein expression systems. In addition, our ProCellEx system may enable us, in certain cases, to develop and commercialize recombinant proteins without infringing upon the method-based patents or other intellectual property rights of third parties. The major elements of our ProCellEx system are patent protected in most major countries. Moreover, we expect to enjoy method-based patent protection for the proteins we develop using our proprietary ProCellEx protein expression technology, although there can be no assurance that any such patents will be granted. In some cases, we may be able to obtain patent protection for the compositions of the proteins themselves. We have filed for United States and international composition of matter patents for taliglucerase alfa.

We have successfully demonstrated the feasibility of our ProCellEx system through: (i) the FDA’s approval of taliglucerase alfa, and its subsequent approval by other regulatory authorities; (ii) the clinical and preclinical studies we have performed to date, including the positive efficacy and safety data in our clinical trials for taliglucerase alfa, PRX-102; (iii) alidornase alfa; OPRX-106 for the treatment of ulcerative colitis; (iv) preclinical results in well-known models in our enzyme for each of Fabry disease, DNase and antiTNF; and (v) by expressing, on an exploratory, research scale, many additional complex therapeutic proteins belonging to different drug classes, such as enzymes, hormones, monoclonal antibodies, cytokines and vaccines. The therapeutic proteins we have expressed to date in research models have produced the intended composition and similar biological activity compared to their respective human-equivalent proteins. Moreover, several of such proteins demonstrated advantageous biological activity when compared to the biotherapeutics currently available in the market to treat the applicable disease or disorder. We believe that the FDA’s approval of taliglucerase alfa represents a strong proof-of-concept of our ProCellEx system and plant cell-based protein expression technology. We also believe that the significant benefits of our ProCellEx system, if further substantiated in clinical trials and in the successful commercialization of taliglucerase alfa and our other product candidates, have the potential to transform the industry standard for the development of complex therapeutic proteins.

Mammalian cell-based expression technology is based on the introduction of a human gene encoding for a specific therapeutic protein into the genome of a mammalian cell, and such systems have become the dominant system for the expression of recombinant proteins due to their capacity for sophisticated, proper protein folding (which is necessary for proteins to carry out their intended biological activity), assembly and post-expression modification, such as glycosilation (the addition of sugar residues to a protein which is necessary to enable specific biological activity by the protein). Many of the biotechnology industry’s largest and most successful therapeutic proteins, including Epogen®, Neupogen®, Cerezyme®, Rituxan®, Humira®, Enbrel®, Neulasta®, Remicade® and Herceptin® are produced through mammalian cell-based expression systems. Mammalian cell-based expression systems can produce proteins with superior quality and efficacy compared to proteins expressed in bacteria and yeast cell-based systems. As a result, the majority of currently approved therapeutic proteins, as well as those under development, are produced in mammalian cell-based systems.

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

Several companies and research institutions have been exploring the expression of human proteins in genetically-modified organisms, or GMOs, such as transgenic field-grown, whole plants and transgenic animals. However, these alternate techniques may be restricted by regulatory and environmental risks regarding contamination of agricultural crops and by the difficulty in applying cGMP standards of the pharmaceutical industry to these expression technologies and none of these technologies have been approved by the regulatory agencies with jurisdiction over any substantial market.

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

Competitive Advantages of Our ProCellEx Protein Expression System

We intend to continue to leverage the multiple unique advantages of our proprietary ProCellEx protein expression system, including our advanced genetic engineering technology and plant cell-based protein expression methods, to develop our pipeline. Significant advantages of our ProCellEx system over mammalian, bacterial, yeast and transgenic cell-based expression technologies, include the following:

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

Ability to Penetrate Certain Patent-Protected Markets. ProCellEx has the potential to provide workaround manufacturing that does not infringe the method-based patents or other intellectual property rights of third parties. Certain biotherapeutic proteins available for commercial sale are not protected by patents that cover the compound and are available for use in the public domain. Rather, the process of expressing the protein product in mammalian or bacterial cell systems is protected by method-based patents. Using our plant cell-based protein expression technology, we are able to express an equivalent protein without infringing upon these method-based patents. Moreover, we expect to enjoy method-based patent protection for the proteins we develop using our ProCellEx system, although there can be no assurance that any such patents will be granted. In some cases, we may be able to obtain patent protection for the compositions of the proteins themselves. We have filed for U.S. and international composition of matter patents for PRX-102 and certain of our other product candidates.

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

Significantly Lower Capital and Production Costs. ProCellEx entails a lower cost of scale-up and of production. Plant cells grow rapidly under a variety of conditions and are not as sensitive as mammalian cells are to temperature, pH and oxygen levels which generally can only be grown under near perfect conditions. Our system, therefore, does not require the highly complex, expensive, stainless steel bioreactors typically used in mammalian cell-based production systems to maintain very specific temperature, pH and oxygen levels. Instead, we use simple polyethylene bioreactors that can be maintained at the room temperature of the clean-room in which they are placed. This system also reduces ongoing production and monitoring costs typically associated with mammalian cell-based expression technologies. Furthermore, while mammalian cell-based systems require very costly growth media at various stages of the production process to achieve target yields of proteins, plant cells require only simple and much less expensive solutions based on sugar, water and microelements at infrequent intervals to achieve target yields. Mammalian cell-based expression systems require large quantities of sophisticated and expensive growth medium to accelerate the expression process.

Elimination of the Risk of Viral Transmission or Infection by Mammalian Components. By nature, plant cells do not carry the risk of infection by human or other animal viruses. Mammalian cells, to the contrary, are susceptible to viral infections, including human viruses, and several cases of viral contamination have occurred. As a result, the risk of contamination of our products under development and the potential risk of viral transmission from our product and product candidates to future patients, whether from known or unknown mammalian viruses, is eliminated. Because our products and product candidates do not bear the risk of mammalian viral transmission, we are not required by the FDA or other regulatory authorities to perform the constant monitoring procedures for mammalian viruses during the protein expression process that are required in mammalian cell-based production. In addition, the production process of our ProCellEx system is void of any mammalian components which are susceptible to the transmission of prions, such as those related to bovine spongiform encephalopathy (commonly known as “mad-cow disease”). These factors further reduce the risks and operating costs of ProCellEx compared to mammalian cell-based expression systems.

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

Potential ability to administer active therapeutic enzymes orally. We are using ProCellEx to produce active recombinant proteins through oral administration of plant cells expressing biotherapeutic proteins. In such method, an enzyme is naturally encapsulated within plant cells genetically engineered to express the targeted enzyme. Plant cells have the unique attribute of a cellulose cell wall which makes them resistant to enzyme degradation when passing through the digestive tract. The plant cell itself serves as a delivery vehicle, once released and absorbed, to transport an enzyme in active form to the bloodstream. If proven effective, this would be the first time an enzyme will be administered orally rather than through intravenous therapy. To date we have completed successful preclinical animal studies for oral GCD and oral antiTNF, and early clinical trials of oral GCD in Gaucher patients and oral antiTNF in a phase I clinical trial in healthy volunteers and a currently ongoing phase IIa proof of concept trial. Our oral antiTNF product candidate is currently the subject of an ongoing phase IIa proof of concept trial and we have completed a phase I clinical trial of oral antiTNF in healthy volunteers. We have also completed an early clinical trial of oral GCD in Gaucher patients.

Our First Commercial Product – Elelyso for the Treatment of Gaucher Disease

Elelyso (taliglucerase alfa), our first commercial product, is a plant cell expressed recombinant glucocerebrosidase enzyme (GCD) for the treatment of Gaucher disease. On May 1, 2012, the FDA approved Elelyso for injection as an enzyme replacement therapy (ERT) for the long-term treatment of adult patients with a confirmed diagnosis of type 1 Gaucher disease. It was subsequently approved by the Israeli MOH, ANVISA and the regulatory authorities of other countries. In August 2014, the FDA approved Elelyso for injection for pediatric patients, and other jurisdictions, including Brazil, approved pediatric indications thereafter.

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

The standard of care for Gaucher disease is enzyme replacement therapy using recombinant GCD to replace the mutated or deficient natural GCD enzyme. Enzyme replacement therapy is a medical treatment in which recombinant enzymes are injected into patients in whom the enzyme is lacking or dysfunctional. Cerezyme® and VPRIV® are the only other ERTs currently available for the treatment of Gaucher disease. In addition, Cerdelga® (eliglustat) is a substrate reduction therapy for Gaucher disease that was approved for marketing by the FDA in August 2014 and by the European Commission in January 2015. Finally, Zavesca (miglustat) is a small molecule drug for the treatment of Gaucher disease. Zavesca has been approved by the FDA for use in the United States as an oral treatment. However, it has many side effects and the FDA has approved it only for administration to those patients who cannot be treated through ERT, and, accordingly, have no other treatment alternative. As a result, the use of Zavesca has been limited with respect to the treatment of Gaucher disease. However, Zavesca is also used to treat other rare disorders.

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

Fabry Disease Background

Fabry disease is characterized by subnormal or absent enzymatic activity of alpha-GAL-A, a lysosomal enzyme, which primarily catalyses the hydrolysis of terminal alpha-galactosyl groups of glycolipids, mainly the glycosphingolipid globotriaosylceramide (Gb3). The accumulation of Gb3 in body tissues results in Fabry disease. The ultimate consequence of glycosphingolipid deposition in the vasculature and other tissues is end-organ failure, particularly of the kidney, but also of the heart and cerebrovascular system. In addition, involvement of the central, peripheral and autonomic nervous systems results in episodes of pain and impaired peripheral sensation. In PRX-102, the prh-alpha-GALA, naturally occurring as a homodimer, is PEGylated and cross-linked to support and reinforce the homodimeric structure, which is crucial for the enzymatic activity of this enzyme. In clinical trials, PRX-102 has been shown to be taken up by Fabry patients’ cells where it localizes to the lysosome, in which Gb3 accumulates. PRX-102 is characterized by higher stability under physiologically relevant conditions, and extended circulation residence time as compared to current ERTs for Fabry disease.

Current Treatments of Fabry Disease

Currently there are two enzyme replacement therapies drugs available on the market to treat Fabry disease. Fabrazyme, marketed by Genzyme Corporation (acquired by Sanofi), is approved for the treatment of Fabry disease in the United States and the European Union. Sanofi reported €674 million (approximately $709 million) in worldwide sales of Fabrazyme in 2016. The other approved drug for the treatment of Fabry disease in the European Union is Replagal, which is marketed by Shire. Shire reported $452 million in sales of Replagal in 2016. In addition, there are other, non-ERT treatments for Fabry disease.

PRX-102 Development Program

In October 2016, the first patient was dosed in our global phase III clinical trial of PRX-102 for the treatment of Fabry disease. Over 20 sites have been opened to participate in this trial. The phase III efficacy and safety clinical trial, which we refer to as the BALANCE Study, is a 24-month multi-center, randomized, double-blind, active control study of PRX-102 in Fabry patients with impaired renal function. The trial is designed to enroll 78 patients previously treated with Fabrazyme (agalsidase beta) with a stable dose for at least six months. Enrolled patients will be randomized to continue treatment with 1 mg/kg of either Fabrazyme or PRX-102, at a 2:1 ratio of PRX-102 to Fabrazyme, respectively. Patients are to be treated via intravenous (IV) infusions every two weeks. The sites are recruiting adult symptomatic Fabry patients with plasma and/or leucocyte alpha galactosidase activity (by activity assay) less than 30% mean normal levels. All patients must have had treatment with a dose of 1 mg/kg agalsidase beta per infusion every two weeks for at least one year. In addition, to be included in the trial, patients need to have certain eGFR values and a meaningful decline in annualize eGFR slope.

The primary endpoint for the BALANCE study, which was agreed with both the FDA and the EMA, is the comparison in the rate of decline of eGFR slope between Fabrazyme and PRX 102. At 12 months, we intend to conduct an interim analysis to test for non-inferiority to support an anticipated regulatory filing with the EMA. Patients enrolled in the study will continue to be treated for a total of 24 months, at which point the data will be analyzed to test for superiority to support an FDA filing.

In addition, we are preparing for a supportive phase III clinical trial of PRX-102, which shall be run at the same time as the BALANCE Study. This supportive study, which we refer to as the BRIDGE Study, is designed to be an open-label, single-arm, switchover study to assess the efficacy and safety of PRX-102 in Fabry patients currently treated with Replagal. We expect to enroll 22 patients in the BRIDGE Study during 2017. The objective of the study is to generate safety and efficacy data of patients switched from Replagal to PRX-102 over a 12-month period, with interim results at six months. The endpoints of the study are safety, mean annualized change (slope) in eGFR, pain, plasma lyso GB3, immunogenicity and Quality of Life.

In February 2015, we announced the completion of enrollment in our phase I/II clinical trial in adult Fabry patients. The phase I/II clinical trial is a worldwide, multi-center, open label, dose ranging study to evaluate the safety, tolerability, pharmacokinetics, immunogenicity and efficacy parameters of PRX-102 in adult Fabry patients. Sixteen adult Fabry patients (9 male and 7 female) completed the trial, each in one of three dosing groups, 0.2 mg/kg, 1mg/kg and 2mg/kg. Each patient received intravenous infusions of PRX-102 every two weeks for 12 weeks, with efficacy follow-up after six-month and twelve-month periods. All patients that completed the trial have opted to continue to receive 1 mg/kg of PRX-102 in an open-label extension trial, 60-month extension study under which all patients have been switched to receive 1 mg/kg of the drug, the selected dose for our phase III studies of PRX-102.

Phase I/II Clinical Data; Efficacy Results:

Improvements or stabilization in efficacy parameters were demonstrated across all disease parameters. Stable kidney function was observed in the trial, as measured by estimated glomerular filtration rate (eGFR), with mean change from mean eGFR value of 110.78 at base-line to 110.23 after 12 months for all patients, and from mean eGFR value of 117.37 to 117.36 for Classic Fabry patients. The eGFR slope for all patients (n=16) using CKD-EPI was -2.9 (BL-77.7-156.3). The eGFR slope for Classic Fabry patients (n=10) was -1.8 (BL 82.4-156.3). According to a published report, an annualized rate of eGFR change of -3.8 (BL 49-170) was observed in a study of the effect of Fabrazymeon the Classic Fabry patient population using CKD-EPI analysis with similar base line of eGFR. All patients had stable cardiac function as measured by left ventricular mass (LVM) and left ventricular mass index (LVMI), via MRI. After one year of treatment, average reduction of plasma Lyso-Gb3 were 48.9% in all patients and 57.6% in Classic Fabry patients. Similarly, levels after one year of treatment, average reductions in plasma Gb3 were 22.2% in all patients, and 33.3% in Classic patients.

The detailed results, as a percentage of change from baseline, for both all patients and for the Classic Fabry disease patient subset are presented in the following chart:

% change ±SE	eGFR	LVM	LVMI	Plasma Gb3	Plasma lyso-Gb3
All Patients (n=16)	-0.5 ±2.1	-0.0 ±2.5	0.4 ±2.6	-22.2 ± 6.1	-48.9 ± 5.7
Classic Patients (n=10)	-0.1±2.2	-2.6 ±3.4	-3.1 ±3.1	-33.3 ± 7.6	-57.6 ± 6.8

Based on an analysis of kidney biopsies with randomized blinded scoring, PRX-102 demonstrated a major reduction from baseline in renal peritubular capillary Gb3 using the quantitative Barisoni Lipid Inclusion Scoring System (BLISS). Patients in the 1 mg/kg dosing cohort of the trial showed an 86.5% reduction in Gb3 inclusion after six months (n=4); this data represents an 89.6% reduction for males (n=3) and a 77.3% reduction for females (n=1).

With respect to safety, PRX-102 was found to be safe and well tolerated, with a majority of adverse events being mild and moderate in severity with very limited formation of antibodies, which all seroconvert to be antibody negative after 12 months of treatment.

Phase I/II Pharmacokinetics and Immunogenicity:

The study results showed improved stability and prolonged exposure to the enzyme, which we believe is the result of the PEGylation and cross linking we made to the enzyme. PRX-102 has been shown in clinical trials to have a half-life of approximately 80 hours and a substantially higher AUC compared to the other ERTs, demonstrating enzyme availability throughout the 2-week infusion intervals. This unique enzyme parameter of PRX-102 demonstrated the potential for reduced immunogenicity and induction of immune tolerance.

The data demonstrated a low incidence of treatment induced anti-drug antibodies, or ADA. Three of the 16 patients treated developed ADA, which turned to be negative after 12 months of treatment.

In summary, in the phase I/II trial, PRX-102 was found to have a markedly extended circulatory half-life compared with other ERTs; it demonstrated a low incidence of treatment induced ADA with reversible and transient effect on pharmacokinetics; ADA response was transient and tolerization was observed; and ADA positivity had no observed impact on safety and efficacy.

alidornase Alfa (PRX-110) for the Treatment of Cystic Fibrosis

alidornase alfa is our proprietary plant cell recombinant form of human deoxyribonuclease I (DNase I) that we are developing for the treatment of CF, to be administered by inhalation. DNase I cleaves extracellular DNA and thins the thick mucus that accumulates in the lungs of CF patients. Currently, Pulmozyme® is the only DNase I commercially available, with annual sales of approximately CHF 685 million (approximately $671 million) in sales for 2016 according to public reports by F. Hoffman-La Roche Ltd.

In vitro studies with PRX-110 demonstrated improved enzyme kinetics, significantly reduced sensitivity to inhibition by actin and improved ex vivo efficacy when compared to Pulmozyme. Preclinical studies of PRX-110 administered by inhalation showed substantial enzymatic activity in lungs.

We designed alidornase alfa, through chemical modification, to be resistant to inhibition by actin so as to improve lung function and lower the incidence of recurrent infections by enhancing the enzyme’s efficacy in patients’ sputa. Actin, a potent inhibitor of DNase, is found in high concentration in CF patients’ sputum. As demonstrated in Figure 1, the activity of alidornase alfa, as demonstrated in in vitro studies, remains almost with no change in the relevant actin concentration found in CF patients while Pulmozyme is degraded significantly.

Figure 1. Actin and DNase concentrations in human sputum tested in in vitro assays; Rheology Data Analysis in in human sputum samples

In addition, alidornase alfa has demonstrated improved disease parameters in human models sputum testing when compared to the currently marketed product. In particular, alidornase alfa has demonstrated a reduction in mucus viscosity in human sputum samples when compared to the currently marketed product. See Figure 1.

alidornase alfa Development Program

We completed a phase I clinical trial of alidornase alfa with 18 healthy volunteers in which alidornase alfa was found to be safe and tolerable.

In July 2016 we commenced a phase IIa clinical trial of alidornase alfa. The trial is a 28-day switch-over study of 15 CF patients previously treated with Pulmozyme to evaluate the efficacy and safety of alidornase alfa in CF patients. Participation in the trial is preceded by a two-week washout period from Pulmozyme before treatment with alidornase alfa via inhalation. The main efficacy endpoint is the change of forced expiratory volume (FEV1) and forced vital capacity (FVC). Additional endpoints include safety and tolerability, immunogenicity and pharmacokinetic data.

In January 2017, we announced positive interim results from the phase IIa clinical trial for the first 13 CF patients enrolled in the study. At that time, 15 patients had been enrolled in, and were expected to complete, the study. The initial primary efficacy result shows that alidornase alfa improves lung function as demonstrated by a mean absolute increase in the percent predicted forced expiratory volume in one second (ppFEV1) of 4.1 points from baseline and 3.1 points from last treatment of Pulmozyme. A commercially available small molecule CFTR modulator for the treatment of CF has reported a mean absolute increase in ppFEV1 of 2.5 from baseline in its registration clinical study. This score was achieved while 74% of the patients participating in the trial of the CFTR modulator were also treated with Pulmozyme on top of the modulator. While this marketed CFTR addresses a certain mutation applicable to less than 50% of CF patients, we are developing alidornase alfa to treat all CF patients.

Sputa available DNA samples were analyzed for approximately half of the patients in the phase II trial. A mean reduction of approximately 60% in DNA content from baseline was observed, and a mean reduction of approximately 90% from baseline was observed for sputa visco-elasticity. This data provides further supportive evidence of improved lung function after treatment with alidornase alfa, as demonstrated by the increase in ppFEV1. See Figure 2.

Figure 2. Decrease in sputum DNA content and sputum viscosity upon alidornase alfa treatment initiation

No serious adverse events were reported, and all adverse events that occurred during the study were mild and transient in nature.

OPRX-106; Oral antiTNF for the treatment of inflammatory diseases

OPRX-106, our oral antiTNF product candidate, is a recombinant antiTNF (Tumor, Necrosis Factor) protein that we are expressing through ProCellEx. Auto-immune-mediated inflammatory disorders are conditions that are characterized by common pathways that lead to inflammation and are caused or triggered by a compromised or dysregulation of the normal immune response. Immune-mediated inflammatory disorders can cause organ damage, and are associated with increased morbidity. Common auto-immune diseases include rheumatoid arthritis, inflammatory bowel disease (IBD) such as ulcerative colitis and crohn’s disease, psoriasis, and others. Some of the major treatments are antiTNF drugs, administered as subcutaneous injections or as intravenous infusions. Sales of anti-TNF drugs exceeded $30 billion annually. Well-known antiTNF drugs include Humira, Remicade and Enbrel.

OPRX-106 is a plant cell-expressed form of the fused protein that is naturally encapsulated within BY-2 cells genetically engineered to express the enzyme. Plant cells have the unique attribute of a cellulose cell wall which makes them resistant to enzyme degradation when passing through the digestive tract. The plant cell itself serves as a delivery vehicle, once released and absorbed, to transport the enzyme in active form to the bloodstream. If proven effective, our experimental oral antiTNF would be the first protein to be administered orally rather than through injection. We believe that our oral delivery mechanism could be applied to additional proteins and has the potential to change the method of protein administration in certain indications.

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

Figure 3. IBD Animal Model

OPRX-106 Development Program

We have concluded a phase I clinical trial of OPRX-106, which demonstrated that the drug was safe and well tolerated, showing biological activity in the gut. The phase I clinical trial was a randomized, parallel-design, open-label study designed to evaluate the safety and pharmacokinetics of OPRX-106 in healthy volunteers. The trial enrolled 14 subjects that were randomized to one of three dosing cohorts receiving OPRX-106 doses equivalent to 2mg, 8mg or 16mg Tumor Necrosis Factor receptor-Fc fusion protein. Subjects received once daily oral administrations for five consecutive days. The results demonstrated that oral administration of OPRX-106 is safe and well tolerated. No major side effects were noted, and no suppression of the immune system was observed. Regulatory T cell activation showing biological activity in the gut was observed. Fluorescence-activated cell sorting analysis (FACS) was performed using various antibodies for surface markers, and it was observed that all three dosages of OPRX-106 promoted the induction of various subsets of T cells, some of which are correlated with anti-inflammatory response.

In November 2016, the first patient was enrolled in our phase IIa clinical trial of OPRX-106 for the treatment of ulcerative colitis. The phase IIa clinical trial is designed as a randomized, open label, 2-arm study of OPRX-106 in 20 patients with active mild to moderate ulcerative colitis. Patients will be randomized to receive 2 mg or 8 mg of OPRX-106 administered orally, once daily, for eight weeks. The primary endpoint of the study is safety, including monitoring for adverse events following daily administration of the drug. Key efficacy endpoints include relevant disease parameters of the drug, including Mayo score and rectal bleeding.

Technology Transfer Agreement with Fiocruz

We entered into the Brazil Agreement with Fiocruz in June 2013, which became effective in January 2014. The technology transfer is designed to be completed in four stages and is intended to transfer to Fiocruz the capacity and skills required for the Brazilian government to construct its own manufacturing facility, at its sole expense, and to produce a sustainable, high-quality, and cost-effective supply of taliglucerase alfa. The initial term of the technology transfer is seven years. The agreement contains certain purchase commitments by Fiocruz. If Fiocruz fails to comply with the purchase commitments, we may terminate the agreement, and all of our rights to the technology will be returned.

In December 2016, we received a letter from Fiocruz regarding an order from the Brazilian MoH to purchase alfataliglicerase to treat Gaucher patients in Brazil. The Brazilian MoH’s order consists of a number of shipments during 2017 for a total of approximately $24.3 million. Shipments are to start in mid-2017 and continue through the end of the year, in increasing volumes. Since the agreement went into effect, Fiocruz’s purchases of taliglucerase alfa have been significantly below the agreed upon purchase milestones and, accordingly, we have the right to terminate the Brazil Agreement. Notwithstanding the low purchase amounts, we are, at this time, continuing to supply Uplyso to Fiocruz under the Brazil Agreement, and patients continue to be treated with Uplyso in Brazil. We are discussing with Fiocruz potential actions that Fiocruz may take to comply with its purchase obligations and, based on such discussions, we will determine what we believe to be the course of action that is in the best interest of our company.

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

Intellectual Property

We maintain a proactive intellectual property strategy which includes patent filings in multiple jurisdictions, including the United States and other commercially significant markets. As of December 31, 2016, we held, or had license rights to, 61 patents and 58 pending patent applications with respect to various compositions, methods of production and methods of use relating to our ProCellEx protein expression system and our proprietary product pipeline. Of the above, one is a joint patent, eight are joint patent applications, and one is a licensed patent application.

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

We issued as series of 7.5% convertible notes in December 2016, which are guaranteed by our subsidiaries and secured by perfected liens on all of our material assets, primarily consisting of our intellectual property assets, including a stock pledge of our foreign subsidiaries in favor of the holders of outstanding 7.5% convertible notes.

As of December 31, 2016, our patent portfolio consisted of several patent families (consisting of patents and/or patent applications) covering our technology, protein expression methodologies and system and product candidates, as follows:

•	With respect to our ProCellEx protein expression system, we held five issued patents in the United States, Israel and Mexico. Among other things, the patents cover the methods that we use for culturing and harvesting plant cells and/or tissues in consecutive cycles. Of the issued patents in this family, four are expected to expire in 2017 and one is expected to expire in 2025.

•	With respect to our ProCellEx protein expression system, we held seven issued patents and seven patent applications relating to the large scale production of proteins in cultured plant cells. The issued patents and any patents to issue in the future based on pending patent applications in this patent family, if at all, are expected to expire in 2028.

•	We held a patent family containing 25 issued patents in India, South Africa, Russian Federation, Australia, China, the United States, Ukraine, Singapore, Japan, Europe, Hong Kong, Mexico, Korea, Canada, Brazil and Israel and three patent applications relating to the production of recombinant glycosylated lysosomal proteins in our plant culture platform, including taliglucerase alfa, and uses of these proteins and cells containing these proteins for the treatment of lysosomal disorders. The issued patents and any patents to issue in the future based on pending patent applications in this patent family, if at all, are expected to expire in 2024.

•	We held a patent family containing three granted patents relating to a system and method for production of antibodies in a plant cell culture, and antibodies produced in such a system. The issued patents in this patent family are expected to expire in 2025.

•	We held a patent family containing three issued patents in South Africa, Australia and Israel, and one pending patent application relating to a new method for delivering active recombinant proteins systemically through oral administration of transgenic plant cells. The issued patents and any patents to issue in the future based on patent applications in this patent family, if at all, are expected to expire in 2026.

•	We held a patent family containing three granted patents in the United States, South Africa and Australia, and two pending patent applications relating to saccharide containing protein conjugates. The issued patents and any patents to issue in the future based on the patent applications in this patent family, if at all, are expected to expire in 2028.

•	We held a patent family containing one granted patent in Japan and eight pending patent applications relating to Nucleic Acid construct for expression of alpha-galactosidase enzyme in plants and plant cells. The patents to issue in the future based on the patent applications in this patent family, if at all, are expected to expire in 2031.

•	We held a patent family containing 13 granted patents in Europe, United States, Australia, Japan, Russian Federation, China, Hong Kong, Singapore, New Zealand and South Africa, and nine pending patent applications relating to multimeric protein structures of α-galactosidase and to uses thereof in treating Fabry disease. The issued patents and any patents to issue in the future based on the patent applications in this patent family, if at all, are expected to expire in 2031.

•	We held one United States patent application relating to the oral delivery of plant cells comprising recombinant glucocerebrosidase for the treatment of Gaucher disease. The patent to issue in the future based on this patent application, if at all, is expected to expire in 2035.

•	We held three patent families containing eight pending applications relating to plant recombinant human DNase I and uses in therapy. The patents to issue in the future based on these patent applications, if at all, are expected to expire in 2033.

•	We held a PCT application relating to chemically modified plant recombinant human DNase I and uses in therapy. The patents to issue in the future based on this patent application, if at all, are expected to expire in 2036.

•	We held three families containing 10 patent applications relating to plant recombinant TNF alpha inhibitor polypeptides. The patents to issue in the future based on these patent applications, if at all, are expected to expire in 2034/2035.

•	Our patent portfolio includes a patent that we co-own that covers human glycoprotein hormone and chain splice variants, including isolated nucleic acids encoding these variants. More specifically, this patent covers a new splice variant of human FSH. This patent was issued in the United States and is expected to expire in 2024.

•	We co-own and have an exclusive license to a patent family, containing eight pending applications, that covers use of plant cells expressing a TNF alpha polypeptide inhibitor in therapy. The patents to issue in the future based on these patent applications, if at all, are expected to expire in 2034.

•	We have licensed the rights to a United States patent application covering oral composition comprising a TNF antagonist. The patents to issue in the future based on this application, if at all, are expected to expire in 2034.

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

In addition, we are currently producing Fabry drug substance for our phase III clinical trial as part of the process of converting our current approved manufacturing facility to an approved multi-product facility, thereby introducing potentially significant operational savings. Our facility’s current capacity can serve all of our current and expected commercial and clinical needs, and we believe it will be sufficient to serve our production needs for the anticipated commercialization of PRX-102.

Our manufacturing facilities in Carmiel, Israel, have undergone successful audits by the Israeli MOH, the FDA, ANVISA, and the European Union under the European Union’s centralized marketing authorization procedure, the Australian TGA and Health Canada.

Our current facility in Israel has been granted “Approved Enterprise” status, and we have elected to participate in the alternative benefits program. Our facility is located in a Zone A location, and, therefore, our income from the Approved Enterprise will be tax exempt in Israel for a 10-year period commencing with the year in which we first generate taxable income from the relevant Approved Enterprise and after we use our net operating loss carryforwards, or “NOLs.” We expect to be entitled to similar tax benefits for a number of years thereafter. To remain eligible for these tax benefits, we must continue to meet certain conditions, and if we increase our activities outside of Israel, for example, by future acquisitions, such increased activities generally may not be eligible for inclusion in Israeli tax benefit programs. In addition, our technology is subject to certain restrictions with respect to the transfer of technology and manufacturing rights. “See Risk Factors—The manufacture of our products is an exacting and complex process, and if we or one of our materials suppliers encounter problems manufacturing our products, it will have a material adverse effect on our business and results of operations.”

Raw Materials and Suppliers

We believe that the raw materials that we require throughout the manufacturing process of Elelyso, PRX-102, alidornase alfa and OPRX-106 and our other current and potential drug product candidates are widely available from numerous suppliers and are generally considered to be generic industrial biological supplies. We rely on a single approved supplier for certain materials relating to the current expression of our proprietary biotherapeutic proteins through ProCellEx. We have identified additional suppliers for most of the materials required for the production of our product candidates.

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

There are two approved ERTs for the treatment of Fabry disease; Fabrazyme which is marketed by Genzyme and Replagal, which is marketed by Shire. Fabrazyme is available in the United States and the European Union. Replagal is available in the European Union. In addition, we are aware of other late clinical stage, early clinical stage and experimental drugs which are being developed for the treatment of Fabry disease by Amicus Therapeutics, Inc. and other companies. In addition, in May 2016, Galafold™ (migalastat), an oral small molecule pharmacological chaperone marketed by Amicus Therapeutics, Inc. was approved as a first line therapy for long-term treatment of adults and adolescents aged 16 years and older with a confirmed diagnosis of Fabry disease and who have an amenable mutation.

With respect to alidornase alfa, we face competition from Genentech Inc., a member of the Roche Group, which markets Pulmozyme.

With respect to PRX-106, we face competition from AbbVie Inc. (Humira®), Johnson & Johnson and Merck & Co. (Remicade) and Pfizer and Amgen Inc. (Enbrel). In addition, we are aware of other clinical stage, early clinical stage and experimental antiTNF drugs.

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

The United States federal government regulates healthcare through various agencies, including but not limited to the following: (i) the FDA, which administers the Federal Food, Drug, and Cosmetic Act (FDCA), as well as other relevant laws; (ii) the Center for Medicare & Medicaid Services (CMS), which administers the Medicare and Medicaid programs; (iii) the Office of Inspector General (OIG) which enforces various laws aimed at curtailing fraudulent or abusive practices, including by way of example, the Anti-Kickback Law, the Anti-Physician Referral Law, commonly referred to as Stark, the Anti-Inducement Law, the Civil Money Penalty Law and the laws that authorize the OIG to exclude healthcare providers and others from participating in federal healthcare programs; and (iv) the Office of Civil Rights, which administers the privacy aspects of the Health Insurance Portability and Accountability Act of 1996, or HIPAA. All of the aforementioned are agencies within the Department of Health and Human Services (HHS). Healthcare is also provided or regulated, as the case may be, by the Department of Defense through its TriCare program, the Department of Veterans Affairs, especially through the Veterans Health Care Act of 1992, the Public Health Service within HHS under Public Health Service Act § 340B (42 U.S.C. § 256b), the Department of Justice through the Federal False Claims Act and various criminal statutes, and state governments under the Medicaid and other state sponsored or funded programs and their internal laws regulating all healthcare activities. Many states also have anti-kickback and anti-physician referral laws that are similar to the federal laws, but may be applicable in situations where federal laws do not apply.

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

General Corporate Tax Structure in Israel

The income of Protalix Ltd., other than income from “Approved Enterprises,” is taxed in Israel at the regular rates which were 26.5% for fiscal years 2014 through 2015, and 25% in 2016.

In January 2016, the Law for the Amendment of the Income Tax Ordinance (No. 216) was published, enacting a reduction of corporate tax rate beginning in 2016 and thereafter, from 26.5% to 25%. In December 2016, the Economic Efficiency Law (Legislative Amendments for Implementing the Economic Policy for the 2017 and 2018 Budget Year), 2016 was published, introducing a gradual reduction in corporate tax rate from 25% to 23%. However, the law also included a temporary provision setting the corporate tax rate in 2017 at 24%. As a result, the corporate tax rate will be 24% in 2017 and 23% in 2018 and thereafter.

Capital gains on the sale of assets are subject to capital gains tax according to the corporate tax rate in effect in the year which the assets are sold.

Law for the Encouragement of Capital Investments, 1959

The Law for the Encouragement of Capital Investments, 1959, as amended or the Investment Law, provides certain incentives for capital investments in a production facility (or other eligible assets). Generally, an investment program that is implemented in accordance with the provisions of the Investment Law, referred to as an “Approved Enterprise,” is entitled to benefits. These benefits may include cash grants from the Israeli government and tax benefits, based upon, among other things, the location of the facility in which the investment is made and specific elections made by the grantee. See also Note 10.

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

Under the Investment Law prior to its amendment, a company that wished to receive benefits had to receive approval from the Authority for the Investment and Development of the Industry and Economy, or the Authority. Each certificate of approval for an Approved Enterprise relates to a specific investment program in the Approved Enterprise, delineated both by the financial scope of the investment and by the physical characteristics of the facility or the asset, e.g., the equipment to be purchased and utilized pursuant to the program.

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

Under the Investment Law, the approval of the Authority is required only for Approved Enterprises that receive cash grants. Approved Enterprises that do not receive benefits in the form of governmental cash grants, but only tax benefits, are no longer required to obtain this approval. Instead, these Approved Enterprises are required to make certain investments as specified in the Investment Law.

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

Encouragement of Industrial Research, Development and Technology Innovation Law, 1984

To date, Protalix Ltd. has received grants from the Office of the Chief Scientist, or the OCS, under the Israeli Law for the Encouragement of Industrial Research, Development and Technology Innovation, 1984, and related regulations, or the Research Law. On January 1, 2016, the Israeli government established the National Authority for Technological Innovation, or NATI. NATI has replaced many of the functions of the OCS. For purposes of clarity, references to NATI will include the OCS. NATI grants are made available to finance of a portion of Protalix Ltd.’s research and development expenditures in Israel. As of December 31, 2016, NATI approved grants in respect of Protalix Ltd.’s continuing operations totaling approximately $46.6 million, measured from inception. Protalix Ltd. is required to repay up to 100% of grants actually received (plus interest at the LIBOR rate applied to the grants received on or after January 1, 1999) to NATI through payments of royalties at a rate of 3% to 6% of the revenues generated from NATI-funded project, depending on the period in which revenues were generated. As of December 31, 2016, Protalix Ltd. either paid or accrued royalties payable of $8.1◦million and Protalix Ltd.’s contingent liability to NATI with respect to grants received was approximately $38.5◦million.

Under the Research Law, recipients of grants from NATI are prohibited from manufacturing products developed using these grants outside of the State of Israel without special approvals, although the Research Law does enable companies to seek prior approval for conducting manufacturing activities outside of Israel without being subject to increased royalties. If Protalix Ltd. receives approval to manufacture the products developed with government grants outside of Israel, it will be required to pay an increased total amount of royalties (possibly up to 300% of the grant amounts plus interest), depending on the manufacturing volume that is performed outside of Israel, as well as at a possibly increased royalty rate.

Additionally, under the Research Law, Protalix Ltd. is prohibited from transferring NATI-financed technologies and related intellectual property rights outside of the State of Israel, except under limited circumstances and only with the approval of NATI Council or the Research Committee. Protalix Ltd. may not receive the required approvals for any proposed transfer and, if received, Protalix Ltd. may be required to pay NATI a portion of the consideration that it receives upon any sale of such technology by a non-Israeli entity. The scope of the support received, the royalties that Protalix Ltd. has already paid to NATI, the amount of time that has elapsed between the date on which the know-how was transferred and the date on which NATI grants were received and the sale price and the form of transaction will be taken into account in order to calculate the amount of the payment to NATI. Approval of the transfer of technology to residents of the State of Israel is required, and may be granted in specific circumstances only if the recipient abides by the provisions of applicable laws, including the restrictions on the transfer of know-how and the obligation to pay royalties. No assurance can be made that approval to any such transfer, if requested, will be granted.

Under the Research Law and the regulations promulgated thereunder, NATI Council may allow the transfer outside of Israel of know-how derived from an approved program and the related manufacturing rights in limited circumstances which are currently as follows:

•	in the event of a sale of know-how itself to a non-affiliated third party, provided that upon such sale the owner of the know-how pays to NATI an amount, in cash, as set forth in the Research Law (and the regulations promulgated thereunder). In addition, the amendment provides that if the purchaser of the know-how gives the selling Israeli company the right to exploit the know-how by way of an exclusive, irrevocable and unlimited license, the research committee may approve such transfer in special cases without requiring a cash payment.

•	in the event of a sale of a company which is the owner of know-how, pursuant to which the company ceases to be an Israeli company, provided that upon such sale, the owner of the know-how makes a cash payment to NATI as set forth in the Research Law (and the regulations promulgated thereunder).

•	in the event of an exchange of know-how such that in exchange for the transfer of know-how outside of Israel, the recipient of the know-how transfers other know-how to the company in Israel in a manner in which NATI is convinced that the Israeli economy realizes a greater, overall benefit from the exchange of know-how.

The Research Committee may, in special cases, approve the transfer of manufacture or of manufacturing rights of a product developed within the framework of the approved program or which results therefrom, outside of Israel.

The State of Israel does not own intellectual property rights in technology developed with NATI funding and there is no restriction on the export of products manufactured using technology developed with NATI funding. The technology is, however, subject to transfer of technology and manufacturing rights restrictions as described above. For a description of such restrictions, please see “Risk Factors—Risks Relating to Our Operations in Israel. NATI approval is not required for the export of any products resulting from the research or development or for the licensing of any technology in the ordinary course of business.

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

Tax Benefits for Research and Development

Under specified conditions, Israeli tax laws allow a tax deduction by a company for research and development expenditures, including capital expenditures, for the year in which such expenditures are incurred. These expenditures must relate to scientific research and development projects and must be approved by NATI. Furthermore, the research and development projects must be for the promotion of the company and carried out by or on behalf of the company seeking such tax deduction. However, the amount of such deductible expenditures is reduced by the sum of any funds received through government grants for the finance of such scientific research and development projects. Expenditures not so approved are deductible over a three-year period.

Employees

As of December 31, 2016, we had 232 employees, of whom 29 have a Ph.D. or an M.D.in their respective scientific fields. We believe that our relations with these employees are good. We believe that our success will greatly depend on our ability to identify, attract and retain capable employees. The Israeli Ministry of Labor and Welfare is authorized to make certain industry-wide collective bargaining agreements, or Expansion Orders, that apply to types of industries or employees including ours. These agreements affect matters such as cost of living adjustments to salaries, length of working hours and week, recuperation, travel expenses, and pension rights. Otherwise, our employees are not represented by a labor union or represented under a collective bargaining agreement. See “Risk Factors—We depend upon key employees and consultants in a competitive market for skilled personnel. If we are unable to attract and retain key personnel, it could adversely affect our ability to develop and market our products.”

Company Background

Our principal business address is set forth below. Our executive offices and our main research manufacturing facility are located at that address. Our telephone number is +972-4-988-9488. We were originally incorporated in the State of Florida in April 1992, and reincorporated in the State of Delaware in March 2016. Protalix Ltd., our wholly-owned subsidiary and sole operating unit, is an Israeli company and was originally incorporated in Israel on December 27, 1993. During 1999, Protalix Ltd. changed its focus from plant secondary metabolites to the expression of recombinant therapeutic proteins in plant cells, and in April 2004 changed its name to Protalix Ltd.

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

Human clinical trials are very expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. The clinical trial process is also time-consuming. Other than taliglucerase alfa, all of our other drug candidates are in the clinical, preclinical or research stages and will take at least several years to complete. Preliminary and initial results from a clinical trial do not necessarily predict final results, and failure can occur at any stage of the trial. We may encounter problems that cause us to abandon or repeat preclinical studies or clinical trials. Companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in advanced clinical trials, even after obtaining promising results in earlier trials. Data obtained from tests are susceptible to varying interpretations which may delay, limit or prevent regulatory approval. Failure or delay in the commencement or completion of our clinical trials may be caused by several factors, including:

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

The results of our clinical trials with respect to any drug candidate might not support our claims of superiority, safety or efficacy, the effects of our drug candidates may not be the desired effects or may include undesirable side effects or the drug candidates may have other unexpected characteristics.  Further, success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and the results of later clinical trials may not replicate the results of prior clinical trials and preclinical testing. The clinical trial process may fail to demonstrate that our drug candidates are safe for humans and effective for indicated uses. In addition, our clinical trials may involve a specific and small patient population. Results of early clinical trials conducted on a small patient population may not be indicative of future results. Adverse or inconclusive results may cause us to abandon a drug candidate and may delay development of other drug candidates. Any delay in, or termination of, our clinical trials will delay the filing of NDAs and BLAs with the FDA, or other filings with other foreign regulatory authorities, and, ultimately, significantly impair our ability to commercialize our drug candidates and generate product revenues which would have a material adverse effect on our business, results of operations and financial condition.

We may find it difficult to enroll patients in our clinical trials, which could cause significant delays in the completion of such trials or may cause us to abandon one or more clinical trials.

Some of the diseases or disorders that our drug candidates are intended to treat, such as Fabry disease, are relatively rare and we expect only a subset of the patients with these diseases to be eligible for our clinical trials. Our clinical trials generally mandate that a patient cannot be involved in another clinical trial for the same indication. Therefore, subjects that participate in ongoing clinical trials for products that are competitive with our drug candidates are not available for our clinical trials. An inability to enroll a sufficient number of patients for our ongoing phase III clinical trial of PRX-102, or for any of our other current or future clinical trials, would result in significant delays or may require us to abandon one or more clinical trials altogether, which will have a material adverse effect on our business, results of operations and financial condition.

Patients may discontinue their participation in our clinical trials which may negatively impact the results of these studies and extend the timeline for completion of our development programs.

Patients enrolled in our clinical trials may discontinue their participation at any time during the study as a result of a number of factors, including withdrawing their consent or experiencing adverse clinical events, which may or may not be judged related to our drug candidates under evaluation. The discontinuation of patients in any one of our studies may delay the completion of the study or cause the results from the study not to be positive or to not support a filing for regulatory approval of the applicable drug candidate, which would have a material adverse effect on our business, results of operations and financial condition.

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

We are subject to extensive governmental regulation including the requirements of the FDA and other comparable regulatory authorities before our drug candidates may be marketed.

Both before and after marketing approval of our drug candidates, if at all, we, our drug candidates, our suppliers, our contract manufacturers and our contract testing laboratories are subject to extensive regulation by the FDA and comparable foreign regulatory authorities. Failure to comply with applicable requirements of the FDA or comparable foreign regulatory authorities could result in, among other things, any of the following actions:

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

We need FDA approval to commercialize our drug candidates in the United States, EMA approval to commercialize our drug candidates in the European Union and approvals from other foreign regulators to commercialize our drug candidates elsewhere. In order to obtain FDA approval of any of our drug candidates, we must submit to the FDA an NDA or a BLA demonstrating that the drug candidate is safe for humans and effective for its intended use. This demonstration requires significant research and animal tests, which are referred to as preclinical studies, as well as human tests, which are referred to as clinical trials. In the European Union, we must submit an MAA to the EMA. Satisfaction of the regulatory requirements of the FDA, EMA and other foreign regulatory authorities typically takes many years, depends upon the type, complexity and novelty of the drug candidate and requires substantial resources for research, development and testing. Even if we comply with all the requests of regulatory authorities, the authorities may ultimately reject any marketing application that we file for a product candidate in the future, if any, or we might not obtain regulatory clearance in a timely manner. Companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in advanced or late-stage clinical trials, even after obtaining promising earlier trial results or in preliminary findings or other comparable authorities for such clinical trials.  Further, even if favorable testing data is generated by the clinical trials of a drug candidate, the applicable regulatory authority may not accept or approve the marketing application filed by a pharmaceutical or biotechnology company for the drug candidate. Failure to obtain approval of the FDA, EMA or comparable foreign authorities of any of our drug candidates in a timely manner, if at all, will severely undermine our business, financial condition and results of operation by reducing our potential marketable products and our ability to generate corresponding product revenues.

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

Foreign regulations regarding orphan drugs are similar to those in the United States but there are several differences. For example, the exclusivity period in the European Union is generally 10 years. From time to time, we may apply to the FDA or any comparable foreign regulatory authority for orphan drug designation for any one or more of our drug candidates. None of our currently developed drug candidates have been designated as an orphan drug and there is no guarantee that the FDA or any other regulatory authority will grant such designation in the future. In addition, neither orphan drug designation nor orphan drug exclusivity prevents competitors from developing or marketing different drugs for the relevant indication. Even if we obtain orphan drug exclusivity for one or more indications for one of our drug candidates, we may not be able to maintain the exclusivity. For example, if a competitive product that is the same drug or biologic as one of our drug candidates is shown to be clinically superior to the drug candidate, any orphan drug exclusivity granted to the drug candidate will not block the approval of the competitive product.

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

Our operations have been limited to organizing and staffing our company, acquiring, developing and securing our proprietary technology and undertaking, through third parties, preclinical trials and clinical trials of our principal drug candidates. To date, our phase III clinical trial of taliglucerase alfa is the only phase III study we have completed, and we have commenced only one other phase III clinical trial. These operations provide a limited basis for investors to assess our ability to commercialize our drug candidates and whether to invest in our company.

Any failure by us to supply drug substance to Pfizer may have a material adverse effect on our business, results of operations and financial condition.

Under our Amended Pfizer Agreement, we have agreed, for the first 10-year period after the execution of the agreement, to sell drug substance to Pfizer for the production of Elelyso, and Pfizer maintains the right to extend the supply period for up to two additional 30-month periods subject to certain terms and conditions. As part of that obligation, we agreed to substantial financial penalties in case we fail to comply with the supply commitments, or are delayed in doing so. The amounts of the penalties depend on when any such failure occurs and for how long it persists, if at all, and other considerations. Any failure to comply with the supply commitments under the Amended Pfizer Agreement may have a material adverse effect on our business, results of operations and financial condition.

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

Our ProCellEx protein expression system is based on our proprietary plant cell-based expression technology. The success of our business is dependent upon the successful development and approval of our product and product candidates produced through this technology. Although taliglucerase alfa is produced through ProCellEx, the technology remains novel. Accordingly, the technology remains subject to certain risks. Mammalian cell-based protein expression systems have been used in connection with recombinant therapeutic protein expression for more than 30 years and are the subject of a wealth of data; in contrast, there is not a significant amount of data generated regarding plant cell-based protein expression and, accordingly, plant cell-based protein expression systems may be subject to unknown risks. In addition, the protein glycosilation pattern created by our protein expression system is not identical to the natural human glycosilation pattern and, although to date clinical data for up to five years, and commercial data for an additional five years, on taliglucerase alfa has not demonstrated any sign of any effect, the longer term effect of the protein glycosilation pattern created by our protein expression system on human patients, if any, is still unknown. Lastly, as our protein expression system is a new technology, we cannot always rely on existing equipment; rather, there is a need to design custom-made equipment and to generate specific growth media for the plant cells which may not be available at favorable prices, if at all. Any material problems with the technology underlying our plant cell-based protein expression system may have a material adverse effect on our business, results of operations and financial condition.

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

We have no experience in the final filling and freeze drying steps of the drug manufacturing process. We have engaged a European contract manufacturer to act as an additional source of fill and finish activities for taliglucerase alfa and have engaged other parties for our product candidates. We currently rely primarily on other third-party contractors to perform the final manufacturing steps for taliglucerase alfa on a commercial scale. We may be unable to identify manufacturers and/or replacement manufacturers on acceptable terms or at all because the number of potential manufacturers is limited and the FDA and other regulatory authorities, as applicable, must approve any manufacturer and/or replacement manufacturer, including us, and we or any such third party manufacturer might be unable to formulate and manufacture our drug products in the volume and of the quality required to meet our clinical and commercial needs. If we engage any contract manufacturers, such manufacturers may not perform as agreed or may not remain in the contract manufacturing business for the time required to supply our clinical or commercial needs. In addition, contract manufacturers are subject to the rules and regulations of the FDA and comparable foreign regulatory authorities and face the risk that any of those authorities may find that they are not in compliance with applicable regulations. Each of these risks, if realized, could delay our clinical trials, the approval, if any, of taliglucerase alfa and our other potential drug candidates by the FDA and other regulatory authorities, or the commercialization of taliglucerase alfa and our other drug candidates or could result in higher product costs or otherwise deprive us of potential product revenues.

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

If we are presented with appropriate opportunities, we may acquire or make investments in complementary companies, products or technologies. We may not realize the anticipated benefit of any acquisition or investment. If we acquire companies or technologies, we will face risks, uncertainties and disruptions associated with the integration process, including difficulties in the integration of the operations of an acquired company, integration of acquired technology with our products, diversion of our management’s attention from other business concerns, the potential loss of key employees or customers of the acquired business and impairment charges if future acquisitions are not as successful as we originally anticipate. In addition, our operating results may suffer because of acquisition-related costs or amortization expenses or charges relating to acquired intangible assets. Any failure to successfully integrate other companies, products or technologies that we may acquire may have a material adverse effect on our business and results of operations. Furthermore, we may have to incur debt or issue equity securities to pay for any additional future acquisitions or investments, the issuance of which could be dilutive to our existing stockholders.

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

We work with medical experts, chemists, biologists and other scientists at academic and other institutions, and consultants who assist us in our research, development, regulatory and commercial efforts, including the members of our scientific advisory board. These scientists and consultants have provided, and we expect that they will continue to provide, valuable advice regarding our programs. These scientists and consultants are not our employees, may have other commitments that would limit their future availability to us and typically will not enter into non-compete agreements with us. If a conflict of interest arises between their work for us and their work for another entity, we may lose their services. In addition, we will be unable to prevent them from establishing competing businesses or developing competing products. For example, if a key scientist acting as a principal investigator in any of our clinical trials identifies a potential product or compound that is more scientifically interesting to his or her professional or academic interests, his or her availability to remain involved in our clinical trials could be restricted or eliminated, which may have a material adverse effect on our business, results of operations and financial condition.

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

Increasing healthcare expenditures have been the subject of considerable public attention in the United States. Both private and government entities are seeking ways to reduce or contain healthcare costs. Numerous proposals that would result in changes in the U.S. healthcare system have been introduced or proposed in the U.S. Congress and in some state legislatures within the United States, including reductions in the pricing of prescription products and changes in the levels at which consumers and healthcare providers are reimbursed for purchases of pharmaceutical products. Legislation passed in recent years has imposed certain changes to the way in which drugs, including our product candidates, are covered and reimbursed in the United States. For example, federal legislation and regulations have implemented new reimbursement methodologies for certain drugs, created a voluntary prescription drug benefit, Medicare Part D, and have imposed significant revisions to the Medicaid Drug Rebate Program. The PPACA imposes yet additional changes to these programs. We believe that legislation that reduces reimbursement for our product candidates could adversely impact how much or under what circumstances healthcare providers will prescribe or administer our product candidates, if approved. This could materially and adversely impact our business by reducing our ability to generate revenue, raise capital, obtain additional collaborators and market our products, if approved. In addition, we believe the increasing emphasis on managed care in the United States has and will continue to put pressure on the price and usage of pharmaceutical products, which may adversely impact product sales, upon approval, if at all.

Governments outside the United States tend to impose strict price controls and reimbursement approval policies, which may adversely affect our prospects for generating revenue.

In some countries, particularly European Union member states, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time (six to 12 months or longer) after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries with respect to any product candidate that achieves regulatory approval, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidate to other available therapies. If reimbursement of our products upon approval, if at all, is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our prospects for generating revenue, if any, could be adversely affected which would have a material adverse effect on our business, results of operations and financial condition. Further, if we achieve regulatory approval of any product, we must successfully negotiate product pricing for such product in individual countries. As a result, the pricing of our product candidates, if approved, in different countries may vary widely, thus creating the potential for third-party trade in our products in an attempt to exploit price differences between countries. This third-party trade of our products could undermine our sales in markets with higher prices which could have a material adverse effect on our business, results of operations and financial condition.

Our ability to utilize net operating loss carryforwards may be limited.

Our NOLs, as of December 31, 2016, are equal to approximately $153 million, of which approximately $20 million may be restricted under Section 382 of the Internal Revenue Code of 1986, as amended, or the “Code.” Section 382 of the Code imposes limitations on a corporation’s ability to utilize NOLs to offset taxable income if the corporation experiences an “ownership change.” In general terms, an “ownership change” may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50% over a three-year period. In the event that an ownership change has occurred (including as a result of conversion of our outstanding convertible notes into shares of our common stock), or were to occur, utilization of our NOLs would be subject to an annual limitation under Section 382, which is generally the fair market value of the pre-change entity multiplied by the long-term tax exempt rate, which is published monthly by the U.S. Internal Revenue Service.

Our corporate structure may create U.S. federal income tax inefficiencies

Protalix Ltd. is our wholly-owned subsidiary and thus a controlled foreign corporation of our company for U.S. federal income tax purposes. This organizational structure may create inefficiencies, as certain types of income and investments of Protalix Ltd. that otherwise would not be currently taxable under general U.S. federal income tax principles may become taxable. These inefficiencies may require us to use more of our NOLs than we otherwise might and may result in a tax liability without a corresponding distribution from our subsidiary.

We are a holding company with no operations of our own.

We are a holding company with no operations of our own. Accordingly, our ability to conduct our operations, service any debt that we may incur in the future and pay dividends, if any, is dependent upon the earnings from the business conducted by Protalix Ltd. The distribution of those earnings or advances or other distributions of funds by our subsidiary to us, as well as our receipt of such funds, are contingent upon the earnings of Protalix Ltd. and are subject to various business considerations and U.S. and Israeli law. If Protalix Ltd. is unable to make sufficient distributions or advances to us, or if there are limitations on our ability to receive such distributions or advances, we may not have the cash resources necessary to conduct our corporate operations or service our debt which would have a material adverse effect on our business, results of operations and financial condition.

Risks Related to Our Financial Condition and Capital Requirements

Servicing our debt and settling conversion requests may require a significant amount of cash, and we may not have sufficient cash flow from our business to pay our debt. Furthermore, restrictive covenants governing our indebtedness may restrict our ability to raise additional capital.

Our ability to pay interest on, or to make any scheduled or otherwise required payment of the principal of, and settle conversion requests on our outstanding convertible notes depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt and make necessary expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. If we raise additional debt, it would increase our interest expense, leverage and operating and financial costs. In addition, the terms of the indentures governing our outstanding convertible notes, which are secured by certain of our material assets, including all of our intellectual property, and the agreements governing future indebtedness may restrict us from adopting any of these alternatives. We may be able to obtain amendments and waivers of such restrictions, subject to such restrictions under the terms of the applicable indenture or any subsequent indebtedness. In the event of any such default, the holders of the indebtedness could, among other things, elect to declare all amounts owed immediately due and payable, which could cause all or a large portion of our available cash flow to be used to pay such amounts and thereby reduce the amount of cash available to pursue our business plans or force us into bankruptcy or liquidation, or, with respect to our indebtedness that is secured, result in the foreclosure on the assets that secure the debt, which would force us to relinquish rights to assets that we may believe are critical to our business. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. Any default on our debt will have a material adverse effect on our business, results of operations and financial condition.

If any holder of our 7.5% convertible notes converts such notes prior to our receipt of stockholder approval to issue 20% or more of our total outstanding common stock in connection with our compliance with the terms of such notes, we may be obligated to settle a significant portion or all of such converted notes in cash.

Under the terms of the indenture for the 7.5% convertible notes, we agreed to solicit stockholder approval prior to issuing 20% or more of our outstanding shares of common stock, calculated as of the date we entered into the note purchase agreement in connection with the issuance of the 7.5% convertible notes, in compliance with certain listing standards of the NYSE MKT. After giving effect to the shares of common stock issued in connection with the December 2016 refinancing, we may only issue approximately 7.5 million shares of common stock to satisfy conversions of the 7.5% convertible notes absent stockholder approval. In addition, absent stockholder approval, we are prohibited from using shares of common stock to satisfy interest payments and make-whole premiums, if any, in shares of common stock. Unless and until we obtain such stockholder approval, we may be required to settle all conversions of the 7.5% convertible notes exceeding the 7.5 million shares available for such conversion, and such other obligations substantially or entirely in cash. We may not have sufficient financial resources, nor may we be able to arrange financing, to pay the consideration due upon conversion in cash, which would have a material adverse effect on our business, results of operations and financial condition.

Absent such approval, we are left with limited financial and corporate flexibility with respect to our ability to satisfy obligations under the indenture with shares of our common stock and could have a material adverse effect on our financial condition. Without stockholder approval, the terms of our 7.5% convertible notes only permit a small number of shares of our common stock, approximately 7.5 million, to be available to satisfy the share issuances that are otherwise permitted by the indenture. As a result, we would likely need to use the net cash proceeds received from the private placement we conducted in December 2016 and require additional financing to settle conversions and other obligations under the indenture. We may not have the ability to obtain any additional financing on attractive terms or at all due to restrictive covenants under the indenture. As a result, a delay in securing, or a failure to secure, stockholder approval would seriously jeopardize our financial viability.

See also “—Servicing our debt and settling conversion requests requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our debt.”

A substantial majority of our authorized shares of common stock under our certificate of incorporation are either outstanding or reserved for issuance.

Our certificate of incorporation currently authorizes the issuance of 250,000,000 shares of Common Stock and 100,000,000 shares of preferred stock, par value $0.0001 per share, for a total of 350,000,000 shares of capital stock. As of December 31, 2016, a total of approximately 5.1 million shares of common stock are reserved for issuance upon the exercise of outstanding stock options under our 2006 Stock Incentive Plan, as amended, and a total of 2,391,481 shares of common stock are reserved for issuance in connection with future grants of stock options and/or future issuances of shares under the plan. In addition, approximately 115.2 million shares of common stock are reserved for issuance upon the conversion of our outstanding convertible notes. A significant amount of the shares reserved for issuance upon the conversion of our outstanding convertible notes includes shares issuable upon conversions that are effected in connection with a fundamental change, as described in the indentures governing the convertible notes. After taking into account the total number of shares of common stock issued and outstanding, in addition to the aggregate number of shares of common stock reserved for future issuance as described above, approximately 1% of our authorized shares of common stock remain available to be issued or reserved for issuance as of the date of this report, without giving effect to the ability to issue shares as part of the interest payments under the convertible promissory notes.

We currently intend to solicit the approval of our stockholders at our upcoming 2017 annual meeting of stockholders to increase the number of authorized shares. Absent the approval, we are left without sufficient, authorized shares of common stock to pursue a variety of other business and financial objectives without further action of the stockholders (except when required by applicable law or regulation), and will have extremely limited financial flexibility with respect to our ability to satisfy conversions and other obligations under the indenture governing our 7.5% convertible notes. As a result, a delay in securing, or a failure to secure, stockholder approval to amend our certificate of incorporation would seriously jeopardize the financial viability of the Company. Unless and until we attain the approval of our stockholders to increase the number of authorized shares, our ability to manage our capital needs is restricted which may have a material adverse effect on our business, results of operations and financial condition.

Our significant level of indebtedness could adversely affect our business, results of operations and financial condition and prevent us from fulfilling our obligations under our convertible notes and our other indebtedness.

Our outstanding convertible notes represent a significant amount of indebtedness with substantial debt service requirements. We may also incur additional indebtedness to meet future financing needs. Our substantial indebtedness could have material adverse effects on our business, results of operations and financial condition. For example, it could:

•	make it more difficult for us to satisfy our financial obligations, including with respect to the convertible notes;
•	result in an event of default under our outstanding convertible notes if we fail to comply with the financial and other restrictive covenants contained in agreements governing any future indebtedness, which event of default could result in all of our debt becoming immediately due and payable;
•	increase our vulnerability to general adverse economic, industry and competitive conditions;
•	reduce the availability of our cash flow to fund working capital, capital expenditures, acquisitions and other general corporate purposes because we will be required to dedicate a substantial portion of our cash flow from operations to the payment of principal and interest on our indebtedness;
•	limit our flexibility in planning for, or reacting to, and increasing our vulnerability to changes in our business, the industry in which we operate and the general economy;
•	prevent us from raising funds necessary to purchase convertible notes surrendered to us by holders upon a fundamental change (as described in the indentures governing the two series of convertible notes), which failure would result in an event of default with respect to the convertible notes;
•	place us at a competitive disadvantage compared to our competitors that have less indebtedness or are less highly leveraged and that, therefore, may be able to take advantage of opportunities that our debt levels or leverage prevent us from exploiting; and
•	limit our ability to obtain additional financing.

Each of these factors may have a material and adverse effect on our business, results of operations and financial condition and our ability to meet our payment obligations under the convertible notes and our other indebtedness. Our ability to make payments with respect to the convertible notes and to satisfy any other debt obligations depends on our future operating performance and our ability to generate significant cash flow in the future, which will be affected by prevailing economic conditions and financial, business, competitive, legislative and regulatory factors as well as other factors affecting our company and industry, many of which are beyond our control.

If we are unable to refinance or otherwise defease the remaining outstanding 4.5% convertible notes on or prior to June 16, 2018, we may face liquidity constraints.

If we are not able to refinance or otherwise defease all of our outstanding 4.5% convertible notes by June 16, 2018, the maturity date of the 7.5% convertible notes will be accelerated to June 15, 2018. Our ability to refinance or retire our outstanding 4.5% convertible notes will depend on our cash balance, the capital markets environment and our financial condition as well as the terms of the indenture governing the 7.5% convertible notes. The indenture governing the 7.5% convertible notes includes certain payment restrictions that may limit our ability to defease the 4.5% convertible notes. If the maturity of the 7.5% convertible notes is accelerated, we may be unable to obtain financing to pay the principal amount thereof, which will have a material adverse effect on our business, results of operations and financial condition.

We are required to comply with a number of covenants under the indenture governing our outstanding 7.5% convertible notes that could hinder our growth.

The indenture governing our 7.5% convertible notes contains a number of restrictive affirmative and negative covenants, which limit our ability to incur additional debt; exceed certain limits; pay dividends or distributions; or merge, consolidate or dispose of substantially all of our assets, including all of our intellectual property assets and other material assets securing such convertible notes. A breach of these covenants could result in default, and if such default is not cured or waived, the holders of the indebtedness could, among other things, elect to declare all amounts owed immediately due and payable, which could cause all or a large portion of our available cash flow to be used to pay such amounts and thereby reduce the amount of cash available to pursue our business plans or force us into bankruptcy or liquidation, or, result in the foreclosure on the assets that secure the debt, including all of our intellectual property assets, which would force us to relinquish rights to such assets that we may believe are critical to our business. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. Any default on our debt will have a material adverse effect on our business, results of operations and financial condition.

Any conversion of our outstanding convertible notes into common stock will dilute the ownership interest of our existing stockholders, including holders who had previously converted their notes.

The conversion of some or all of our convertible notes into shares of our common stock will dilute the ownership interests of our existing stockholders. Any sales in the public market of our common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of our outstanding convertible notes may encourage short selling by market participants because the conversion of convertible notes could depress the market price of our common stock.

The fundamental change purchase feature of our outstanding convertible notes may delay or prevent an otherwise beneficial attempt to take over our company.

The terms of our outstanding convertible notes require us to offer to purchase the notes for cash in the event of a fundamental change. A non-stock takeover of our company may trigger the requirement that we purchase the notes. This feature may have the effect of delaying or preventing a takeover of our company that would otherwise be beneficial to our stockholders.

We may fail to meet the continued market capitalization-based listing requirement or other continued listing requirements of The NYSE MKT.

The stock market in general, and the market for life sciences companies in particular, have experienced extreme price and volume fluctuations that may have been unrelated or disproportionate to the operating performance of the listed companies. There have been dramatic fluctuations in the market prices of securities of biotechnology companies. These price fluctuations may be rapid and severe and may leave investors little time to react. Broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance. Sharp drops in the market price of our common stock expose us to securities class-action litigation. The trading price of our common stock has been volatile and has been subject to wide price fluctuations in response to various factors, many of which are beyond our control. The volatility of our stock price has from time to time in recent periods affected our market capitalization. Stock price fluctuations that adversely affect our market capitalization may result in a failure to meet the continued market capitalization-based listing requirement for The NYSE MKT, which would require us to take steps to gain compliance with alternate listing standards or take remedial steps to bring us into compliance. A failure to maintain or regain compliance with applicable listing standards could adversely affect the liquidity of our common stock.

We currently have no significant product revenues and may need to raise additional capital to operate our business, which may not be available on favorable terms, or at all, and which will have a dilutive effect on our stockholders.

To date, we have not generated significant revenues from product sales and only minimal revenues from research and development services and other fees, other than the milestone and other payments we have received in connection with our license and supply agreement with Pfizer. For the years ended December 31, 2016, 2015 and 2014, we had net losses from continuing operations of $29.2 million, $27.3 million and $33.3 million, respectively, primarily as a result of expenses incurred through a combination of research and development activities and expenses supporting those activities, which includes share-based compensation expense. Drug development and commercialization is very capital intensive. We fund all of our operations and capital expenditures from the revenues we generate from licensing fees and grants, the net proceeds of equity and debt offerings and other sources. Based on our current plans, expectations and capital resources, we believe that our cash and cash equivalents will be sufficient to enable us to meet our planned operating needs for at least 12 months. However, changes may occur that could consume our existing capital at a faster rate than projected, including, among others, the cost and timing of regulatory approvals, changes in the progress of our research and development efforts and the costs of protecting our intellectual property rights.

We may seek additional financing to implement and fund product development, preclinical studies and clinical trials for the drugs in our pipeline, as well as additional drug candidates and other research and development projects. If we are unable to secure additional financing in the future on acceptable terms, or at all, we may be unable to commence or complete planned preclinical and clinical trials or obtain approval of our drug candidates from the FDA and other regulatory authorities. In addition, we may be forced to reduce or discontinue product development or product licensing, reduce or forego sales and marketing efforts and other commercialization activities or forego attractive business opportunities in order to improve our liquidity and to enable us to continue operations which would have a material adverse effect on our business and results of operations. Furthermore, any additional source of financing will likely involve the issuance of our equity securities, which will have a dilutive effect on our stockholders. See also “—A substantial majority of our authorized shares of common stock under our certificate of incorporation are either outstanding or reserved for issuance.”

We are not currently profitable and delays in achieving profitability, if at all, will have a material adverse effect on our business and results of operations and could negatively impact the value of our common stock.

We may incur losses for the foreseeable future. We expect to continue to incur significant operating expenditures, and we anticipate that our expenses will increase in the foreseeable future as we:

•	continue to undertake preclinical development and clinical trials for our current and new drug candidates;
•	seek regulatory approvals for our drug candidates; and
•	seek to license-in additional technologies.

We also may continue to experience negative cash flow for the foreseeable future as we fund our operating losses and capital expenditures. As a result, we will need to generate significant revenues in order to achieve and maintain profitability. We may not be able to generate these revenues or achieve profitability in the foreseeable future, if at all. Delays in achieving profitability, or subsequent failures to maintain profitability, will have a material adverse effect on our business and results of operations and could negatively impact the value of our common stock.

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

If our existing stockholders or their distributees sell substantial amounts of our Common Stock in the public market, the market price of our common stock could decrease significantly. The perception in the public market that our existing stockholders might sell shares of common stock could also depress the trading price of our common stock. Any such sales of our common stock in the public market may affect the price of our common stock.

A substantial majority of our outstanding shares of our common stock are freely tradable without restriction or further registration under the federal securities laws, unless owned by our affiliates. In addition, we may sell additional shares of our common stock in the future to raise capital and a substantial number of shares of our common stock are reserved for issuance upon the exercise of stock options and upon conversion of our outstanding convertible notes. We cannot predict the size of future issuances, if any. At December 31, 2016, there were options to purchase common stock issued covering 5,092,211 shares of our common stock with a weighted average exercise price of $3.60 per share. Also at December 31, 2016, there were 2,391,481 shares of common stock remaining available for future for issuance in connection with future grants of incentives under our amended 2006 stock incentive plan. The issuance and sale of substantial amounts of common stock, or the perception that such issuances and sales may occur, could adversely affect the market price of our common stock and impair our ability to raise capital through the sale of additional equity securities.

If securities analysts stop publishing research or reports about us or our business or if they downgrade our common stock, the market price of our common stock could decline.

The market for our common stock relies in part on the research and reports that industry or financial analysts publish about us or our business. We do not control these analysts. If any analyst who covers us downgrades our stock or lowers its future stock price targets or estimates of our operating results, the market price for our common stock could decline rapidly. Furthermore, if any analyst ceases to cover us, we could lose visibility in the market, which in turn could cause the market price of our common stock to decline.

Our common stock is listed to trade on more than one stock exchange, and this may result in price variations.

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

Our directors, executive officers, principal stockholders and affiliated entities beneficially own, in the aggregate, approximately 22.5% of our common stock, as of March 1, 2017, giving effect to options, convertible notes and other derivative securities that are held by such persons that are exercisable within such 60 days from such date. As a result, if some or all of them acted together, they would have the ability to exert substantial influence over the election of our Board of Directors and the outcome of issues requiring approval by our stockholders. This concentration of ownership may have the effect of delaying or preventing a change in control of our company that may be favored by other stockholders. This could prevent the consummation of transactions favorable to other stockholders, such as a transaction in which stockholders might otherwise receive a premium for their shares over current market prices.

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

Our Board of Directors is authorized to issue up to 100,000,000 shares of preferred stock without any further action on the part of our stockholders. Our Board of Directors has the authority to fix and determine the voting rights, rights of redemption and other rights and preferences of preferred stock. Currently, we have no shares of preferred stock outstanding.

Our Board of Directors may, at any time, authorize the issuance of a series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the shares, together with a premium, before the redemption of our common stock, which may have a material adverse effect on the rights of the holders of our common stock. In addition, our Board of Directors, without further stockholder approval, may, at any time, issue large blocks of preferred stock. In addition, the ability of our Board of Directors to issue shares of preferred stock without any further action on the part of our stockholders may impede a takeover of our company and may prevent a transaction that is favorable to our stockholders.

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

Fiocruz’s purchases of Uplyso to date have been significantly below certain agreed upon purchase milestones and, accordingly, we have the right to terminate the Brazil Agreement. Notwithstanding the low purchase amounts, we are, at this time, continuing to supply Uplyso to Fiocruz under the Brazil Agreement, and patients continue to be treated with Uplyso in Brazil. In December 2016, we received a letter from Fiocruz regarding an order from the Brazilian MoH to purchase alfataliglicerase to treat Gaucher patients in Brazil. The Brazilian MoH’s order consists of a number of shipments during 2017 for a total of approximately $24.3 million. Shipments are to start in mid-2017 and continue through the end of the year, in increasing volumes. We are discussing with Fiocruz potential actions that Fiocruz may take to comply with its purchase obligations and, based on such discussions, we will determine what we believe to be the course of action that is in the best interest of our company.

We face the risk that the Brazilian MoH may ultimately fail to purchase the amounts of Uplyso for which it has already stated its intentions. In addition, we may fail to supply the intended amounts on time, if at all. We also cannot accurately predict the amount of revenues we will generate under our Supply and Technology Transfer with Fiocruz in future periods, if any. Any failure by the Brazilian MoH to purchase Uplyso, by us, to supply Uplyso for purchase or by Fiocruz to distribute Uplyso in Brazil, or the experience of significant delays in any of the foregoing, may have a material adverse effect on our business, results of operations and financial condition.

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

Physicians and patients, and other healthcare providers, may not accept and use any of our products or any product candidates, if approved, for marketing. Future acceptance and use of any of our products or any product candidates, if approved, will depend upon a number of factors including:

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

The federal Anti-Kickback Statute prohibits persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, to induce either the referral of an individual, or the furnishing, recommending, or arranging for a good or service, for which payment may be made under a federal healthcare program, such as the Medicare and Medicaid programs. The term “remuneration” has been broadly interpreted to include anything of value, including for example, gifts, discounts, the furnishing of supplies or equipment, credit arrangements, payments of cash, waivers of co-payments and deductibles, ownership interests and providing anything at less than its fair market value. The reach of the Anti-Kickback Statute was also broadened by the PPACA which, among other things, amends the intent requirement of the federal Anti-Kickback Statute and the applicable criminal healthcare fraud statutes contained within 42 U.S.C. § 1320a-7b, effective March 23, 2010. Pursuant to the statutory amendment, a person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it in order to have committed a violation. In addition, PPACA provides that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act (discussed below) or the civil monetary penalties statute, which imposes penalties against any person who is determined to have presented or caused to be presented a claim to a federal health program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent. The federal Anti-Kickback Statute is broad, and despite a series of narrow safe harbors, prohibits many arrangements and practices that are lawful in businesses outside of the healthcare industry. Penalties for violations of the federal Anti-Kickback Statute include criminal penalties and civil sanctions such as fines, imprisonment and possible exclusion from Medicare, Medicaid and other state or federal healthcare programs. Many states have also adopted laws similar to the federal Anti-Kickback Statute, some of which apply to the referral of patients for healthcare items or services reimbursed by any source, not only the Medicare and Medicaid programs, and do not contain identical safe harbors.

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

HIPAA created several new federal crimes, including health care fraud, and false statements relating to health care matters. The health care fraud statute prohibits knowingly and willfully executing a scheme to defraud any health care benefit program, including private third-party payers. The false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for health care benefits, items or services.

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

Risks Related to Intellectual Property Matters

The intellectual property and assets owned by our subsidiaries are subject to security agreements that secure our payment and other obligations under our 7.5% convertible notes, and our subsidiaries have guaranteed all of those obligations.

In connection with the issuance of our 7.5% convertible notes, we entered into security agreements pursuant to which our subsidiaries provided first priority security interests in all of their assets, which consist of all of our intellectual property and other material assets. The security agreements secure certain payment, indemnification and other obligations under the 7.5% convertible notes. If we were to default on certain of ours obligations, or in certain other circumstances generally related to a bankruptcy or insolvency, holders of our outstanding 7.5% convertible notes could seek to foreclose on the collateral under the security agreements to obtain satisfaction our obligations, and our business could be materially and adversely impacted, which would in turn materially and adversely impact our business, results of operations and financial condition.

Furthermore, in connection with the issuance of the 7.5% convertible notes, our subsidiaries guaranteed all of our obligations under the indenture governing such convertible notes. If we were to default on our obligations under the indenture, the holders could require our subsidiaries to satisfy all of those obligations under the guarantees.

If we fail to adequately protect or enforce our intellectual property rights or secure rights to third party patents, the value of our intellectual property rights would diminish and our business, competitive position and results of operations would suffer.

As of December 31, 2016, we had 58 pending patent applications of which eight are joint pending patent applications with a third party and one is an-in licensed application. However, the filing of a patent application does not mean that we will be issued a patent, or that any patent eventually issued will be as broad as requested in the patent application or sufficient to protect our technology. Any modification required to a current patent application may delay the approval of such patent application which would have a material adverse effect on our business, results of operations and financial condition. In addition, there are a number of factors that could cause our patents, if granted, to become invalid or unenforceable or that could cause our patent applications to not be granted, including known or unknown prior art, deficiencies in the patent application or the lack of originality of the technology. Our competitive position and future revenues will depend in part on our ability and the ability of our licensors and collaborators to obtain and maintain patent protection for our products, methods, processes and other technologies, to preserve our trade secrets, to prevent third parties from infringing on our proprietary rights and to operate without infringing the proprietary rights of third parties. We have filed U.S. and international patent applications for process patents, as well as composition of matter patents, for taliglucerase alfa and other product candidates. However, we cannot predict:

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

As of December 31, 2016, we held, or had license rights to, 61 patents. If patent rights covering our products or technologies are not sufficiently broad, they may not provide us with sufficient proprietary protection or competitive advantages against competitors with similar products and technologies. Furthermore, if the U.S. Patent and Trademark Office or foreign patent offices issue patents to us or our licensors, others may challenge the patents or circumvent the patents, or the patent office or the courts may invalidate the patents. Thus, any patents we own or license from or to third parties may not provide any protection against our competitors and those who infringe upon our patents.

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

Our executive office and operations are located in the State of Israel. Accordingly, political, economic and military conditions in Israel directly affect our business. Since the State of Israel was established in 1948, a number of armed conflicts have occurred between Israel and its Arab neighbors. Any hostilities involving Israel or the interruption or curtailment of trade between Israel and its present trading partners, or a significant downturn in the economic or financial condition of Israel, could affect adversely our operations and product development. Although Israel has entered into various agreements with Egypt, Jordan and the Palestinian Authority, there have been times since October 2000 when Israel has experienced an increase in unrest and terrorist activity. The establishment in 2006 of a government in the Gaza Strip by representatives of the Hamas militant group has created additional unrest and uncertainty in the region. Starting in December 2008, for approximately three weeks, Israel engaged in an armed conflict with Hamas in the Gaza Strip. Armed conflicts have taken place between Israel and Hamas in the Gaza Strip in 2008, 2012 and 2014. Our facilities in northern Israel are in range of rockets that were fired from Lebanon into Israel during a 2006 war with the Hizbollah in Lebanon, and suffered minimal damages during one of the rocket attacks. Our insurance policies do not cover us for the damages incurred in connection with these conflicts or for any resulting disruption in our operations. The Israeli government, as a matter of law, provides coverage for the reinstatement value of direct damages that are caused by terrorist attacks or acts of war; however, the government may cease providing such coverage or the coverage might not be enough to cover potential damages. If our facilities are damaged as a result of hostile action, our operations may be materially adversely affected.

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

Because a certain portion of our expenses is incurred in New Israeli Shekels, our results of operations may be seriously harmed by currency fluctuations and inflation.

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

Our research and development efforts have been financed, in part, through grants that we have received from NATI. We, therefore, must comply with the requirements of the Research Law. Under the Research Law we are prohibited from manufacturing products developed using these grants outside of the State of Israel without special approvals, although the Research Law does enable companies to seek prior approval for conducting manufacturing activities outside of Israel without being subject to increased royalties. We may not receive the required approvals for any proposed transfer of manufacturing activities. Even if we do receive approval to manufacture products developed with government grants outside of Israel, we may be required to pay an increased total amount of royalties (possibly up to 300% of the grant amounts plus interest), depending on the manufacturing volume that is performed outside of Israel, as well as at a possibly increased royalty rate. This restriction may impair our ability to outsource manufacturing or engage in similar arrangements for those products or technologies.

Additionally, under the Research Law, Protalix Ltd. is prohibited from transferring NATI-financed technologies and related intellectual property rights outside of the State of Israel, except under limited circumstances and only with the approval of NATI Council or the Research Committee. Protalix Ltd. may not receive the required approvals for any proposed transfer and, if received, Protalix Ltd. may be required to pay NATI a portion of the consideration that it receives upon any sale of such technology by a non-Israeli entity. The scope of the support received, the royalties that Protalix Ltd. has already paid to NATI, the amount of time that has elapsed between the date on which the know-how was transferred and the date on which NATI grants were received and the sale price and the form of transaction will be taken into account in order to calculate the amount of the payment to NATI. Approval of the transfer of technology to residents of the State of Israel is required, and may be granted in specific circumstances only if the recipient abides by the provisions of applicable laws, including the restrictions on the transfer of know-how and the obligation to pay royalties. No assurance can be made that approval to any such transfer, if requested, will be granted.

These restrictions may impair our ability to sell our technology assets or to outsource manufacturing outside of Israel. The restrictions will continue to apply for a certain period of time even after we have repaid the full amount of royalties payable for the grants. For the years ended December 31, 2015 and 2016, we recorded grants totaling $4.9 million and $5.8 million from NATI, respectively. The grants represent 19.5% and 19.1%, respectively, of our gross research and development expenditures for the years ended December 31, 2015 and 2016. If we fail to satisfy the conditions of the Research Law, we may be required to refund certain grants previously received together with interest and penalties, and may become subject to criminal charges, any of which could have a material adverse effect on our business, results of operations and financial condition.

Investors may have difficulties enforcing a U.S. judgment, including judgments based upon the civil liability provisions of the U.S. federal securities laws against us, our executive officers and most of our directors or asserting U.S. securities laws claims in Israel.

Most of our directors and all of our officers are residents of Israel, and accordingly, most of their assets and our assets are located outside the United States. Service of process upon our non-U.S. resident directors and officers and enforcement of judgments obtained in the United States against us, some of our directors and executive officers may be difficult to obtain within the United States. We have been informed by our legal counsel in Israel that investors may find it difficult to assert claims under U.S. securities laws in original actions instituted in Israel or obtain a judgment based on the civil liability provisions of U.S. federal securities laws against us, our officers and our directors. Israeli courts may refuse to hear a claim based on a violation of U.S. securities laws against us or our officers and directors because Israel is not the most appropriate forum to bring such a claim. In addition, even if an Israeli court agrees to hear a claim, it may determine that Israeli law and not U.S. law is applicable to the claim. If U.S. law is found to be applicable, the content of applicable U.S. law must be proved as a fact which can be a time-consuming and costly process. Certain matters of procedure will also be governed by Israeli law. There is little binding case law in Israel addressing the matters described above.

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

Our manufacturing facility and executive offices are located in Carmiel, Israel. The facilities currently contain approximately 20,000 sq/ft of manufacturing space and additional 48,000 sq/ft of laboratory, warehouse and office space and are leased at a rate of approximately $61,200 per month. In addition, we are entitled to use an additional 13,000 sq/ft in the same facility, which we intend to utilize in connection with an anticipated expansion of our manufacturing facilities. Our facilities are equipped with the requisite laboratory services required to conduct our business, and we believe that the existing facilities are adequate to meet our needs for the foreseeable future. Our original lease for the facility was in effect until 2016, at which time we extended the term until 2021. We retain two addition options to extend the term for a five-year period, for an aggregate of 10 additional years. Upon the exercise of each remaining option to extend the term of the lease, if any, the then current base rent shall be increased by 10%.

Item 3.	Legal Proceedings

We are not involved in any material legal proceedings.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NYSE MKT under the symbol “PLX.” Our common stock is also listed on the TASE under the symbol “PLX.” The following table sets forth the quarterly high and low closing prices for our common stock on the NYSE MKT.

	Price Range
	High	Low
Fourth Quarter 2016	$0.57	$0.29
Third Quarter 2016	$0.67	$0.56
Second Quarter 2016	$0.90	$0.64
First Quarter 2016	$1.02	$0.76
Fourth Quarter 2015	$1.14	$0.78
Third Quarter 2015	$1.96	$1.18
Second Quarter 2015	$2.24	$1.80
First Quarter 2015	$2.34	$1.72

These quotations reflect prices between dealers and do not include retained mark-ups, mark-downs and commissions and may not necessarily represent actual transactions. There were approximately 80 holders of record of our common stock at March 1, 2017. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions. To date, we have not declared or paid any cash dividends on our common stock. We do not anticipate paying any dividends on our common stock in the foreseeable future.

STOCK PERFORMANCE GRAPH

The following graph compares the cumulative total shareholder return data for our common stock from December 31, 2011 through December 31, 2016 to the cumulative return over such time period of (i) The NYSE MKT Composite Index and (ii) The Nasdaq Biotechnology Index. The graph assumes an investment of $100 on December 31, 2011 in each of our common stock, the stocks comprising the NYSE MKT Composite Index and the stocks comprising the Nasdaq Biotechnology Index, including dividend reinvestment, if any.

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

The selected consolidated financial data below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. The selected consolidated statements of operations data for the years ended December 31, 2016, 2015 and 2014 and the selected consolidated balance sheet data as of December 31, 2016 and 2015, are derived from the audited consolidated financial statements included elsewhere in this Annual Report. The statement of operations data for the years ended December 31, 2013 and 2012 and the balance sheet data as of December 31, 2014, 2013 and 2012 are derived from audited financial statements not included in this Annual Report. We adopted, retrospectively, ASU 2014-08 during 2015 regarding discontinued operations which resulted in the reclassification of prior year amounts. The historical results presented below are not necessarily indicative of future results.

	Year Ended December 31,
	2012	2013	2014	2015	2016
	(in thousands, except share and per share amounts)
Consolidated Statement of Operations Data:
Revenues	$-	$-	$3,523	$4,364	$9,199
Cost of revenues	-	-	630	730	(8,398)
Gross profit	-	-	2,893	3,634	801
Research and development expenses, net	23,224	26,012	22,224	20,025	24,608
Selling, general and administrative expenses	9,568	8,051	9,228	7,279	9,356
Financial income (expenses), net	554	(674)	(4,739)	(3,612)	3,987
Loss from continuing operations	$32,238	$34,737	$33,298	$27,282	$29,176
Income (loss) from discontinued operations	20,620	6,947	3,355	85,319	(189)
Net income (loss) for the year	(11,618)	(27,790)	(29,943)	58,037	(29,365)
Net income (loss) per share of common stock, basic and diluted:
Loss from continuing operations	$(0.35)	$(0.38)	$(0.36)	$(0.29)	$(0.29)
Income from discontinued operations	0.22	0.08	0.04	0.90	(0.00)
Net (loss) income per share of common stock	(0.13)	(0.30)	(0.32)	0.61	(0.29)
Weighted average number of shares of common stock used in computing net loss per share of common stock	90,845,901	92,368,138	92,891,846	94,922,390	101,387,704
Consolidated Balance Sheet Data:
Cash and cash equivalents	$52,035	$86,398	$54,767	$76,374	$63,281
All other assets	26,692	26,935	23,590	20,879	18,966
Total assets	78,727	113,192	78,357	97,253	82,247
Current liabilities	25,755	26,696	64,354	11,235	66,212
Total liabilities	82,084	140,138	133,958	86,380	92,204
Total shareholders’ equity (capital deficiency)	(3,357)	(26,946)	(55,601)	10,873	(9,957)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a biopharmaceutical company focused on the development and commercialization of recombinant therapeutic proteins based on our proprietary ProCellEx® system. We developed our first commercial drug product, Elelyso®, using our ProCellEx system and we are now focused on utilizing the system to develop a pipeline of proprietary, clinically superior versions of recombinant therapeutic proteins that primarily target large, established pharmaceutical markets and that, in most cases, rely upon known biological mechanisms of action. With our experience to date, we believe ProCellEx will enable us to develop additional proprietary recombinant proteins that are therapeutically superior to existing recombinant proteins currently marketed for the same indications. We are now also applying the unique properties of our ProCellEx system for the oral delivery of therapeutic proteins.

On May 1, 2012, the FDA approved for sale our first commercial product, taliglucerase alfa for injection, an ERT for the long-term treatment of adult patients with a confirmed diagnosis of type 1 Gaucher disease. Subsequently, taliglucerase alfa was approved for marketing by the regulatory authorities of other countries. Taliglucerase alfa is called alfataliglicerase in Brazil and certain other Latin American countries, where it is marketed under the name UplysoTM. Taliglucerase alfa is marketed under the name Elelyso in other territories.

Since its approval by the FDA, taliglucerase alfa has been marketed mainly in the United States by Pfizer, as provided in the Pfizer Agreement. In October 2015, we entered into the Amended Pfizer Agreement which amends and restates the Pfizer Agreement in its entirety. Pursuant to the Amended Pfizer Agreement, we sold to Pfizer our share in the collaboration created under the initial Pfizer Agreement for the commercialization of Elelyso in exchange for a cash payment equal to $36.0 million. As part of the sale, we agreed to transfer our rights to Elelyso in Israel to Pfizer, while gaining full rights to Elelyso in Brazil. We will continue to manufacture drug substance for Pfizer, subject to certain terms and conditions. Under the initial Pfizer Agreement, Pfizer shared revenues and expenses for the development and commercialization of Elelyso with us on a 60%/40% basis globally, excluding Israel and Brazil. Under the Amended Pfizer Agreement, Pfizer is responsible for 100% of expenses, and entitled to all revenues globally for Elelyso, excluding Brazil, where we are responsible for all expenses and retain all revenues.

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

On June 18, 2013, we entered into the Brazil Agreement with Fiocruz, an arm of the Brazilian MoH, for taliglucerase alfa.

In December 2016, we received a letter from Fiocruz regarding an order from the Brazilian MoH to purchase alfataliglicerase to treat Gaucher patients in Brazil. The Brazilian MoH’s order consists of a number of shipments during 2017 for a total of approximately $24.3 million. Shipments are to start in mid-2017 and continue through the end of the year, in increasing volumes. Fiocruz’s purchases of Uplyso to date have been significantly below certain agreed upon purchase milestones and, accordingly, we have the right to terminate the Brazil Agreement. Notwithstanding the low purchase amounts, we are, at this time, continuing to supply Uplyso to Fiocruz under the Brazil Agreement, and patients continue to be treated with Uplyso in Brazil. We are discussing with Fiocruz potential actions that Fiocruz may take to comply with its purchase obligations and, based on such discussions, we will determine what we believe to be the course of action that is in the best interest of our company.

We are developing an innovative product pipeline using our ProCellEx protein expression system. Our product pipeline currently includes, among other candidates:

(1) PRX-102, or alpha-GAL-A, a therapeutic protein candidate for the treatment of Fabry disease, a rare, genetic lysosomal disorder in humans, currently in an ongoing phase III clinical trial.

(2) PRX-110, a proprietary plant cell recombinant human Deoxyribonuclease 1, or alidornase alfa, under development for the treatment of cystic fibrosis, to be administered by inhalation. alidornase alfa is currently the subject of a phase II efficacy and safety study.

(3) OPRX-106, our oral antiTNF product candidate which is being developed as an orally-delivered anti-inflammatory treatment using plant cells as a natural capsule for the expressed protein. Patient enrollment in our phase II clinical trial of OPRX-106 for the treatment of ulcerative colitis was initiated in the fourth quarter of 2016.

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

Revenues

Until we entered into the Amended Pfizer Agreement, our sole source of revenues came from sales of taliglucerase alfa pursuant to our license with Pfizer, our sales of taliglucerase alfa in Israel and Brazil and from milestone payments under the Pfizer Agreement. Following the entry into the Amended Pfizer Agreement, our primary source of revenues will be our sales of taliglucerase alfa in Brazil. We recognize revenue when the earnings process is complete, which is when revenue is realized or realizable and earned, there is persuasive evidence a revenue arrangement exists, delivery of goods or services has occurred, the sales price is fixed or determinable and collectability is reasonably assured.

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

Discontinued Operations

Pursuant to the Amended Pfizer Agreement, we sold to Pfizer our share in the collaboration created under the initial Pfizer Agreement for the commercialization of Elelyso. As part of the sale, we agreed to transfer our rights to Elelyso in Israel to Pfizer while gaining full rights to Elelyso in Brazil. Under the Amended Pfizer Agreement, Pfizer is responsible for 100% of expenses, and entitled to all of the revenues, globally, for Elelyso, excluding Brazil where we are responsible for all expenses and retain all revenues. The Amended Pfizer Agreement eliminated Pfizer’s entitlement to annual payments of up to $12.5 million in relation to commercialization of Elelyso in Brazil. For further details please see notes 2 and 12 to the financial statements.

We accounted for the sale of our share in the collaboration created under the initial Pfizer Agreement, including the transfer of our rights to Elelyso in Israel, in accordance with ASU No. 2014-08.

Certain of our assets and liabilities associated with our share in the former collaboration, including our rights to Elelyso in Israel, have been segregated and classified as assets and liabilities of discontinued operations, as appropriate, in our consolidated balance sheets as of December 31, 2015 and 2016. In addition, certain financial information related to our share in the former collaboration, including our rights to Elelyso in Israel, have been segregated from continuing operations and have been reported as discontinued operations in our consolidated statements of operations. See note 12 to the financial statements.

Research and Development Expense

We expect our research and development expense to remain our primary expense in the near future as we continue to develop our product candidates. Research and development expense consists of:

•	internal costs associated with research and development activities;
•	payments made to third party contract research organizations, investigative/clinical sites and consultants;
•	manufacturing development costs;
•	personnel-related expenses, including salaries, benefits, travel, and related costs for the personnel involved in research and development;
•	activities relating to the advancement of product candidates through preclinical studies and clinical trials; and
•	facilities and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities, as well as laboratory and other supplies.

The following table identifies our current major research and development projects:

Project	Status	Expected Near Term Milestones
PRX 102 – alpha-GAL-A	Phase III clinical trial, ongoing	Completion of enrollment in trial and interim data analysis

PRX-110 – alidornase alfa	Phase IIa clinical trial, ongoing	Full results for the study

OPRX-106 – Oral antiTNF	Phase IIa clinical trial	Full results for the study

We anticipate incurring increasing costs in connection with the continued development of all of the product candidates in our pipeline. Our internal resources, employees and infrastructure are not tied to any individual research project and are typically deployed across all of our projects. We currently do not record and maintain research and development costs per project.

The costs and expenses of our projects are partially funded by grants we have received from NATI. Each grant is deducted from the related research and development expenses as the costs are incurred. For additional information regarding the grant process, see “Business—Israeli Government Programs— Encouragement of Industrial Research, Development and Technology Innovation, 1984” in Item 1 of this Annual Report. There can be no assurance that we will continue to receive grants from NATI in amounts sufficient for our operations, if at all.

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

Convertible Notes

All outstanding convertible notes are accounted for using the guidance set forth in the Financial Accounting Standards Board, or FASB, Accounting Standards Codification (ASC) 815 requiring that we determine whether the embedded conversion option must be separated and accounted for separately. ASC 470-20 regarding debt with conversion and other options requires the issuer of a convertible debt instrument that may be settled in cash upon conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate. We account for the 4.5% convertible notes as liability, on an aggregated basis, in their entirety. The conversion feature for our 7.5% convertible notes is accounted for as a derivative which is bifurcated from the debt host contract and is measured at fair value through the statement of operations.

The debt discount and debt issuance costs regarding the issuance of 4.5% convertible notes are deferred and amortized over the applicable convertible period (5 years).

Issuance costs regarding the issuance of our 7.5% convertible notes were allocated to the liability, equity component, derivative and shares of common stock based on their relative fair values. Issuance costs that were allocated to liability will be amortized using the effective interest rate, other than issuance costs that were allocated to derivative, which were expensed immediately.

Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015

Revenues

We recorded revenues of $9.2 million for the year ended December 31, 2016, an increase of approximately $4.8 million, or 111%, compared to revenues of $4.4 million for the year ended December 31, 2015. Revenues represent products sold in Brazil and drug substance sold to Pfizer. The increase is mainly due to an increase of $4.8 million of drug substance sold to Pfizer.

Cost of Revenues

Cost of revenues was $8.4 million for the year ended December 31, 2016 compared to the cost of revenues of $730,000 for the year ended December 31, 2015. The increase is mainly due to cost of revenues that were attributed to an increase in the amount of drug substance sold to Pfizer at cost during the period and that a substantial portion of activities performed during 2015 were attributed to the development and production of PRX-102 for the entire period during which the phase III clinical trial is to be performed.

Research and Development Expenses

Research and development expenses were $30.4 million for the year ended December 31, 2016, an increase of $5.5 million, or 22% from $24.9 million for the year ended December 31, 2015. The increase resulted primarily from an increase of $3.7 million in clinical trial related costs.

We expect research and development expenses to continue to be our primary expense as we enter into a more advanced stage of preclinical and clinical trials for certain of our product candidates.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $9.4 million for the year ended December 31, 2016, an increase of $2.1 million, or 29%, from $7.3 million for the year ended December 31, 2015. The increase resulted primarily from an increase in sales and marketing activities in connection with the sale of alfataliglicerase in Brazil.

Financial Expenses and Income

Financial income was $4.0 million for the year ended December 31, 2016, compared to financial expense of $3.6 million for the year ended December 31, 2015. Financial income for the year ended December 31, 2016 resulted primarily from the exchange of $54.1 million of our 4.5% notes into $40.2 million aggregate principal amount of 7.5% senior secured notes and 23.8 million shares of our common stock. The exchange was accounted for as extinguishment of notes, and the difference between the net carrying value of the 4.5% notes exchanged and the fair value of the new notes and shares issued were accounted for as a gain on extinguishment of $14.1 million. The financial income was partially offset by $3.2 million of expenses resulting primarily from interest expense related to our outstanding convertible notes and by $6.5 million of change in fair value of convertible notes embedded derivative.

Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014

Revenues

We recorded revenues of $4.4 million for the year ended December 31, 2015, an increase of approximately $841,000, or 24%, compared to revenues of $3.5 million for the year ended December 31, 2014. Revenues represent products sold in Brazil.

Cost of Revenues

Cost of revenues was $730,000 for the year ended December 31, 2015, an increase of $100,000, or 16%, compared to the cost of revenues of $630,000 for the year ended December 31, 2014. Cost of revenues consists primarily of products we sold in Brazil for which revenues were recognized during the period and royalties payable to NATI and to a certain academic institution in connection with such sales.

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

Financial Expenses and Income

Financial expenses were $3.6 million for the year ended December 31, 2015, compared to $4.7 million for the year ended December 31, 2014. Financial expenses resulted primarily from interest expense of $3.1 million for our outstanding 4.5% convertible notes. The decrease in financial expense resulted primarily from the devaluation of the New Israeli Shekel against the U.S. dollar during the year ended December 31, 2015 which was partially offset by financial income which resulted primarily from interest earned on short term deposits.

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

In addition to the foregoing, on September 18, 2013, we completed a private placement of $69.0 million in aggregate principal amount of 4.50% convertible notes due 2018, including $9.0 million aggregate principal amount of Notes related to the offering’s initial purchaser’s over-allotment option, which was exercised in full. In December 2016, we completed a private placement of $22.5 million in aggregate principal amount of 7.5% convertible notes due 2021.

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

Cash Flows

Net cash used in operations was $32.1 million for the year ended December 31, 2016. The net loss from continuing operations for the year ended December 31, 2016 of $29.2 million was further increased by $7.6 million non cash financial income, but was partially offset by $2.0 million in depreciation and a $2.1 million increase in accounts payable. Net cash used in investing activities for the year ended December 31, 2016 was $967,000 and consisted primarily of equipment purchases. Net cash provided by financing activities was $19.7 million and consisted primarily of proceeds from the private offering of our 7.5% convertible notes.

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

Future Funding Requirements

We expect to continue to incur significant expenditures in the near future, including significant research and development expenses related primarily to the clinical trials of PRX-102, alidornase alfa and OPRX-106, and the advancement of our other product candidates into anticipated later stage clinical trials. We believe that our existing cash and cash equivalents will be sufficient for at least 12 months. We have based this estimate on assumptions that are subject to change and may prove to be wrong, and we may be required to use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials. Additionally, as previously disclosed, we are contractually limited, until we receive stockholder approval, in our ability to settle conversions of, or pay interest on, our outstanding 7.5% convertible notes with shares of our common stock. Accordingly we may be required to cash-settle a significant part of, or all, conversion requests of any convertible notes prior to obtaining stockholder approval.

Our future capital requirements will depend on many other factors, including our progress in commercializing Uplyso in Brazil, the progress and results of our clinical trials, the duration and cost of discovery and preclinical development and laboratory testing and clinical trials for our product candidates, conversions of our convertible notes from time to time, the timing and outcome of regulatory review of our product candidates, the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims and other intellectual property rights, the number and development requirements of other product candidates that we pursue and the costs of commercialization activities, including product marketing, sales and distribution.

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

Effects of Inflation and Currency Fluctuations

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation has had a material effect on our results of operations during the years ended December 31, 2014, 2015 or 2016.

Currency fluctuations could affect us by increased or decreased costs mainly for goods and services acquired outside of Israel. We do not believe currency fluctuations have had a material effect on our results of operations during the years ended December 31, 2014, 2015 or 2016.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of December 31, 2015 and 2016.

Recently Issued Accounting Pronouncements

Certain recently issued accounting pronouncements are discussed in Note 1(p) of the financial statements included in Item 8 of this Annual Report on Form 10-K.

Contractual Obligations

The following table summarizes our significant contractual obligations at December 31, 2016:

(U.S. dollars in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Convertible notes	$102,213	$5,100	$25,024	$72,089	-
Operating lease obligations	$4,297	$1,298	$1,776	$1,223	-
Purchase obligations (1)	$6,066	$6,066	-	-	-
Certain clinical contract	$12,508	$5,265	$7,056	$187	-
Liability for employee rights upon retirement	$2,348	-	-	-	$2,348
Total	$127,432	$17,729	$33,856	$73,499	$2,348

1)   Represents open purchase orders issued to certain suppliers and other vendors mainly in connection with our research and development activities that were outstanding as of December 31, 2016.

The foregoing table does not include (i) annual license fees, which are immaterial, (ii) payments we may be required to make to certain of our licensors in the time periods set forth above upon the achievement of agreed-upon milestones and (iii) royalty payments payable by us to certain of our licensors in connection with the commercial sale of our product candidates, if any. If all of the contingencies with respect to milestone payments under our research and license agreements are met, the aggregate milestone payments payable would be approximately $14.3 million and would be payable, if at all, as our projects progress over the course of a number of years. The royalty payments payable in connection with sales of each of our product candidates, if any, shall not exceed low, single-digit percentages of net sales of the product.

Selected Quarterly Financial Data (unaudited)

	Three Months Ended
	2015				2016
	(U.S. dollars in thousands)
	March 31	June 30	Sept. 30	Dec. 31	March 31	June 30	Sept. 30	Dec. 31
Revenues	$1,692	$1,336	$1,336	-	$679	$1,769	$4,670	2,081
Gross profit	1,410	1,111	1,113	-	156	94	422	129
Loss from continuing operations	(6,513)	(6,183)	(6,015)	(8,571)	(8,526)	(10,736)	(7,290)	(2,624)
Income (loss) from discontinued operations	541	1,112	2,195	81,471	(72)	(117)	0	0
Net profit (loss) for the period	$(5,972)	$(5,071)	$(3,820)	$72,900	$(8,598)	$(10,853)	$(7,290)	$(2,624)
Earnings (loss) per share of common stock, basic and diluted:
Loss from continuing operations	$(0.07)	$(0.06)	$(0.06)	$(0.08)	$(0.09)	$(0.11)	$(0.07)	$(0.02)
Income (loss) from discontinued operations	0.01	0.01	0.02	0.82	(0.00)	(0.00)	(0.00)	(0.00)
Net income (loss) per share of common stock	$(0.06)	$(0.05)	$(0.04)	$0.74	$(0.09)	$(0.11)	$(0.07)	$(0.02)

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

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

	Year Ended December 31,
	2014	2015	2016
Average rate for period	3.578	3.887	3.841
Rate at year-end	3.889	3.902	3.845

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

Management’s Report on Internal Control over Financial Reporting

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

Management assessed our internal control over financial reporting as of December 31, 2016, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and our overall control environment.

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

The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by Kesselman & Kesselman, an independent registered public accounting firm, as stated in their report included herein.

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

Changes in internal controls

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15f and 15d-15f under the Exchange Act) that occurred during the year ended December 31, 2016 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information in our 2017 Proxy Statement regarding directors and executive officers appearing under the headings “Security Ownership of Certain Beneficial Owners and Management— Section 16(a) Beneficial Ownership Reporting Compliance” and “Proposal 1: Election of Directors” is incorporated by reference in this section.

Item 11.	Executive Compensation

The information appearing in our 2017 Proxy Statement under the headings “Director Compensation,” “Compensation Discussion and Analysis,” “Report of the Compensation Committee,” and “Executive Compensation” is incorporated by reference in this section.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information appearing in our 2017 Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management” is incorporated by reference in this section.

Equity Compensation Plan Information

The following table provides information as of December 31, 2016 with respect to the shares of our common stock that may be issued under our existing equity compensation plan.

	A	B	C
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Equity Compensation Plans Approved by Shareholders	5,092,211	$3.60	2,391,481
Equity Compensation Plans Not Approved by Shareholders	-	-	-
Total	5,092,211	$3.60	2,391,481

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information appearing in our 2017 Proxy Statement under the headings “Proposal 1: Election of Directors—Corporate Governance” and “—Certain Relationships and Related Transactions” is incorporated by reference in this section.

Item 14.	Principal Accountant Fees and Services

The information appearing in our 2017 Proxy Statement under the heading “Proposal 4: Ratification of Appointment of Independent Registered Public Accounting Firm” is incorporated by reference in this section.

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

3.  Exhibits.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Date	Filed Herewith
3.1	Certificate of Incorporation of the Company	8-K	333-48677	3.1	April 1, 2016

3.2	Amendment to Certificate of Incorporation of the Company	Def 14A	001-33357	Appen. A	July 1, 2016

3.3	Bylaws of the Company	8-K	001-33357	3.2	April 1, 2016

4.1	Form of Restricted Stock Agreement/Notice	8-K	001-33357	4.1	July 18, 2012

4.2	Indenture, dated as of September 18, 2013, between Protalix BioTherapeutics, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee	8-K	001-33357	4.1	September 18, 2013

4.3	Form of 4.50% Convertible Note due 2018	8-K	001-33357	4.2	September 18, 2013

4.4	Indenture, dated as of December 7, 2016, between Protalix BioTherapeutics, Inc. the guarantors party thereto, The Bank of New York Mellon Trust Company, N.A., as trustee and Wilmington Savings Fund Society, FSB, as collateral agent	8-K	001-33357	4.1	December 7, 2016

4.5	Form of 7.50% Convertible Note due 2018 (Issued in Financing)	8-K	001-33357	4.2	December 7, 2016

4.6	Form of 7.50% Convertible Note due 2018 (Issued in Exchange)	8-K	001-33357	4.3	December 7, 2016

10.1	2006 Stock Incentive Plan, as amended	Def 14A	001-33357	Annex A	October 9, 2014

10.2	Employment Agreement between Protalix Ltd. and Yoseph Shaaltiel, dated as of September 1, 2004	8-K	001-33357	10.3	January 8, 2007

10.3	Employment Agreement between Protalix Ltd. and Einat Almon, dated as of December 19, 2004	8-K	001-33357	10.3	January 8, 2007

10.4	Employment Agreement between Protalix Ltd. and Yossi Maimon, dated as of October 15, 2006	8-K	001-33357	10.5	January 8, 2007

10.5	Lease Agreement between Protalix Ltd. and Angel Science Park (99) Ltd., dated as of October 28, 2003 as amended on April 18, 2005	8-K	001-33357	10.9	January 8, 2007

10.6	Unprotected Lease Agreement	10-K	001-33357	10.21	March 17, 2008

10.7	Employment Agreement by and between Protalix Ltd., and Tzvi Palash dated as of August 29, 2010	8-K	001-33357	10.1	September 7, 2010

10.8†	Amended and Restated Agreement between Protalix Ltd. and Comercio e Serviços Ltda. dated June 17, 2013	10-Q	001-33357	10.1	May 8, 2014

10.9†	Technology Transfer and Supply Agreement made as of June 18, 2013 by and between Protalix Ltd. and Fundação Oswaldo Cruz	10-Q	001-33357	10.3	May 8, 2014

10.10	Employment Agreement with Moshe Manor dated September 28, 2014	8-K	001-33357	10.1	September 29, 2014

10.11†	Amended and Restated Exclusive License and Supply Agreement by and between Pfizer Inc. and Protalix Ltd., dated October 12, 2015	10-Q/A	001-33357	10.1	December 11, 2015

10.12	Form of Note Purchase Agreement, dated of December 1, 2016 among Protalix BioTherapeutics, Inc. and the Purchasers	8-K	001-33357	10.1	December 7, 2016

10.13	Form of Exchange Agreement, dated of December 1, 2016 among Protalix BioTherapeutics, Inc. and the Existing Holders	8-K	001-33357	10.2	December 7, 2016

10.14	Form of U.S. Security Agreement, dated of December 7, 2016 among Protalix BioTherapeutics, Inc., the guarantors party thereto and Wilmington Savings Fund Society, FSB, as collateral agent	8-K	001-33357	10.3	December 7, 2016

10.15	Form of Security Agreement/Debenture, dated of December 7, 2016 between Protalix BioTherapeutics, Inc. and Altshuler Shaham Trusts Ltd., as security trustee	8-K	001-33357	10.4	December 7, 2016

21.1	Subsidiaries	10-K	001-33357	21.1	February 26, 2010

23.1	Consent of Kesselman & Kesselman, Certified Public Accountants (Isr.), A member of PricewaterhouseCoopers International Limited, independent registered public accounting firm for the Registrant					X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Certification of Chief Executive Officer					X

32.2	18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Certification of Chief Financial Officer					X

101.INS	XBRL INSTANCE FILE					X

101.SCH	XBRL SCHEMA FILE					X

101.CAL	XBRL CALCULATION FILE					X

101.DEF	XBRL DEFINITION FILE					X

101.LAB	XBRL LABEL FILE					X

101.PRE	XBRL PRESENTATION FILE					X

† Portions of this exhibit were omitted and have been filed separately with the Secretary of the Securities and Exchange Commission pursuant to the Registrant’s application requesting confidential treatment under Rule 24b-2 of the Exchange Act.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of March 16, 2017.

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

Signature	Title	Date

/s/ Moshe Manor	President, Chief Executive Officer	March 16, 2017
Moshe Manor	(Principal Executive Officer) and Director

/s/ Yossi Maimon	Chief Financial Officer, Treasurer and	March 16, 2017
Yossi Maimon	Secretary (Principal Financial
and Accounting Officer)

/s/ Shlomo Yanai	Chairman of the Board	March 16, 2017
Shlomo Yanai

/s/ Amos Bar Shalev	Director	March 16, 2017
Amos Bar Shalev

/s/ Zeev Bronfeld	Director	March 16, 2017
Zeev Bronfeld

/s/ Yodfat Harel Buchris	Director	March 16, 2017
Yodfat Harel Buchris

/s/ Aharon Schwartz	Director	March 16, 2017
Aharon Schwartz, Ph.D.

PROTALIX BIOTHERAPEUTICS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders of

PROTALIX BIOTHERAPEUTICS, INC.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in shareholders’ equity (capital deficiency) and cash flows present fairly, in all material respects, the financial position of Protalix BioTherapeutics, Inc. and its subsidiaries at December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control over Financial Reporting” appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Tel-Aviv, Israel	/s/ Kesselman & Kesselman
March 16, 2017	Kesselman & Kesselman
Certified Public Accountants (Isr.)
A member firm of PricewaterhouseCoopers
International Limited

Kesselman & Kesselman, Trade Tower, 25 Hamered Street, Tel-Aviv 6812508, Israel, P.O Box 5005 Tel-Aviv 6150001 Telephone: +972 -3- 7954555, Fax:+972 -3- 7954556, www.pwc.co.il

PROTALIX BIOTHERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share and per share amounts)

	December 31,
	2015	2016

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$76,374	$63,281
Accounts receivable – Trade		693
Other assets	1,667	2,321
Inventories	5,767	5,245
Assets of discontinued operation	2,073	327
Total current assets	85,881	71,867

FUNDS IN RESPECT OF EMPLOYEE RIGHTS UPON RETIREMENT	1,628	1,677
PROPERTY AND EQUIPMENT, NET	9,744	8,703
Total assets	$97,253	$82,247

LIABILITIES AND SHAREHOLDERS’ EQUITY (NET OF CAPITAL DEFICIENCY)

CURRENT LIABILITIES:

Accounts payable and accruals:
Trade	$3,629	$4,007
Other	5,534	7,496
Convertible notes		53,872
Deferred revenues	504	837
Liabilities of discontinued operation	1,568
Total current liabilities	11,235	66,212

LONG TERM LIABILITIES:
Convertible notes	67,796	19,343
Deferred revenues	744
Liability for employee rights upon retirement	2,304	2,348
Promissory note	4,301	4,301
Total long term liabilities	75,145	25,992
Total liabilities	86,380	92,204
COMMITMENTS (Note 6)

SHAREHOLDERS’ EQUITY (CAPITAL DEFICIENCY):
Common Stock, $0.001 par value:
Authorized - as of December 31, 2015 and 2016, 150,000,000 and 250,000,000 shares; issued and outstanding, respectively - as of December 31, 2015 and 2016, 99,800,397 shares and 124,134,085 shares, respectively	100	124
Additional paid-in capital	194,064	202,575
Accumulated deficit	(183,291)	(212,656)
Total shareholders’ equity (capital deficiency)	10,873	(9,957)
Total liabilities and shareholders’ equity (net of capital deficiency)	$97,253	$82,247

The accompanying notes are an integral part of the consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(U.S. dollars in thousands, except share and per share amounts)

	Year ended December 31,
	2014	2015	2016

REVENUES	$3,523	$4,364	$9,199
COST OF REVENUES	(630)	(730)	(8,398)
GROSS PROFIT	2,893	3,634	801
RESEARCH AND DEVELOPMENT EXPENSES	(27,352)	(24,889)	(30,412)
Less – grants	5,128	4,864	5,804
RESEARCH AND DEVELOPMENT EXPENSES, NET	(22,224)	(20,025)	(24,608)
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(9,228)	(7,279)	(9,356)
OPERATING LOSS	(28,559)	(23,670)	(33,163)
FINANCIAL EXPENSES	(4,935)	(3,735)	(10,665)
FINANCIAL INCOME	196	123	589
GAIN ON EXTINGUISHMENT OF CONVERTIBLE NOTES			14,063
FINANCIAL INCOME (EXPENSES) – NET	(4,739)	(3,612)	3,987
LOSS FROM CONTINUING OPERATIONS	(33,298)	(27,282)	(29,176)
(LOSS) INCOME FROM DISCONTINUED OPERATIONS	3,355	85,319	(189)
NET INCOME (LOSS) FOR THE YEAR	$(29,943)	$58,037	$(29,365)
Net Income (loss) per share of common stock – basic and diluted
Loss from continuing operations	$(0.36)	$(0.29)	$(0.29)
Income from discontinued operations	0.04	0.90	(0.00)
Net (loss) income per share of common stock	$(0.32)	$0.61	$(0.29)
Weighted average number of shares of common stock used in computing loss per share of common stock, basic and diluted	92,891,846	94,922,390	101,387,704

The accompanying notes are an integral part of the consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(CAPITAL DEFICIENCY)

(U.S. dollars in thousands, except share data)

			Additional
	Common	Common	paid–in	Accumulated
	Stock	Stock	Capital	deficit	Total
	Number of shares	Amount
Balance at January 1, 2014	93,551,098	93	184,346	(211,385)	(26,946)
Changes during 2014:
Share-based compensation related to stock options			467		467
Share-based compensation related to restricted stock award, net of forfeitures of 185,709 shares	(81,209)		775		775
Exercise of options granted to employees (includes net exercise)	133,930	1	45		46
Net loss from continuing operations				(33,298)	(33,298)
Net income from discontinued operations				3,355	3,355
Balance at December 31, 2014	93,603,819	94	185,633	(241,328)	(55,601)
Changes during 2015:
Issuance of common stock	5,649,079	6	6,095		6,101
Share-based compensation related to stock options			1,273		1,273
Share-based compensation related to restricted stock award, net of forfeitures of 2,501 shares	(2,501)		529		529
Exercise of options granted to employee	550,000	*	534		534
Net loss from continuing operations				(27,282)	(27,282)
Net income from discontinued operations				85,319	85,319
Balance at December 31, 2015	99,800,397	100	194,064	(183,291)	10,873
Changes during 2016:
Issuance of common stock, net of issuance cost	23,846,735	24	6,824		6,848
Equity component of convertible notes			685		685
Share-based compensation related to stock options			920		920
Share-based compensation related to restricted stock award	7,843	*	68		68
Exercise of options granted to employee (including net exercise)	479,110	*	14		14
Net loss from continuing operations				(29,176)	(29,176)
Net loss from discontinued operations				(189)	(189)
Balance at December 31, 2016	124,134,085	124	202,575	(212,656)	(9,957)

* Represents an amount of less than $1.

The accompanying notes are an integral part of the consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

	Year ended December 31,
	2014	2015	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(29,943)	$58,037	$(29,365)
Income (loss) from discontinued operations	3,355	85,319	(189)
Loss from continuing operations	(33,298)	(27,282)	(29,176)
Adjustments required to reconcile net income (loss) to net cash used in operating activities:
Share based compensation	1,242	1,802	988
Depreciation	3,140	2,370	1,983
Financial expenses, net	1,446	124	13
Changes in accrued liability for employee rights
upon retirement	140	59	10
Loss (gain) on amounts funded in respect of employee
rights upon retirement	(22)	18	7
Gain on sale of fixed assets	(3)	(2)	(7)
Gain on extinguishment of convertible notes			(14,063)
Change in fair value of convertible notes embedded derivative			6,473
Amortization of debt issuance costs and debt discount	444	445	568
Changes in operating assets and liabilities:
Increase (decrease) in deferred revenues (including non-current potion)	886	362	(411)
Decrease (increase) in accounts receivable and other assets	(1,006)	523	(1,133)
Decrease (increase) in inventories	(3,451)	(2,316)	522
Increase (decrease) in accounts payable and accruals (including long term )	1,367	(1,873)	2,139
Net cash used in continuing operations	(29,115)	(25,770)	(32,087)
Net cash provided by (used in) discontinued operations	(166)	1,486	(11)
Net cash used in operating activities	$(29,281)	$(24,284)	$(32,098)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	$(785)	$(464)	$(849)
Proceeds from sale of property and equipment	11	3	20
Decrease (increase) in restricted deposit	(90)	45	(106)
Amounts funded in respect of employee rights upon retirement, net	(137)	(96)	(32)
Net cash used in continuing operations	$(1,001)	$(512)	$(967)
Net cash provided by discontinued operations		39,899
Net cash provided by (used in) investing activities	$(1,001)	$39,387	$(967)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of convertible notes			19,681
Issuance of shares, net of issuance cost		6,101
Exercise of options	$46	$534	$14
Net cash provided by financing activities	$46	$6,635	$19,695

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(1,395)	(131)	277
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(31,631)	21,607	(13,093)
BALANCE OF CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	86,398	54,767	76,374
BALANCE OF CASH AND CASH EQUIVALENTS AT END OF YEAR	$54,767	$76,374	$63,281

The accompanying notes are an integral part of the consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

(CONTINUED)

	Year ended December 31,
	2014	2015	2016

SUPPLEMENTARY INFORMATION ON INVESTING AND FINANCING ACTIVITIES NOT INVOLVING CASH FLOWS:
Purchase of property and equipment	$120	$489	$595
Issuance of promissory note		$4,301
Issuance of common stock, net of issuance cost			$6,848

As to extinguishment of convertible notes see note 8.
SUPPLEMENTARY DISCLOSURE ON CASH FLOWS
Interest paid	$3,079	$3,105	$3,659

The accompanying notes are an integral part of the consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

a.	General

Protalix BioTherapeutics, Inc. (collectively with its subsidiaries, the “Company”), and its wholly-owned subsidiaries, Protalix Ltd. and Protalix B.V. (the “Subsidiaries”), are biopharmaceutical companies focused on the development and commercialization of recombinant therapeutic proteins based on the Company’s proprietary ProCellEx® protein expression system (“ProCellEx”). To date, the Company has successfully developed taliglucerase alfa (marketed under the name UplysoTM in Brazil and certain other Latin American countries and ElelysoTM in the rest of the territories) for the treatment of Gaucher disease that has been approved for marketing in the United States, Brazil, Israel and other markets. The Company has a number of product candidates in varying stages of the clinical development process. The Company’s current strategy is to develop proprietary recombinant proteins that are therapeutically superior to existing recombinant proteins currently marketed for the same indications.

The Company’s product pipeline currently includes, among other candidates:

(1) PRX-102, or alpha-GAL-A, a therapeutic protein candidate for the treatment of Fabry disease, a rare, genetic lysosomal disorder;

(2) PRX-110, a proprietary plant cell recombinant human Deoxyribonuclease 1, or DNase, under development for the treatment of cystic fibrosis, to be administered by inhalation; and

(3) OPRX-106, the Company’s oral antiTNF product candidate which is being developed as an orally-delivered anti inflammatory treatment using plant cells as a natural capsule for the expressed protein.

Obtaining marketing approval with respect to any product candidate in any country is directly dependent on the Company’s ability to implement the necessary regulatory steps required to obtain such approvals. The Company cannot reasonably predict the outcome of these activities.

Since its approval by the FDA, taliglucerase alfa has been marketed mainly in the United States by Pfizer Inc. (“Pfizer”), as provided in the exclusive license and supply agreement by and between Protalix Ltd. and Pfizer, which is referred to herein as the Pfizer Agreement. In October 2015, the Company entered into an Amended and Restated Exclusive License and Supply Agreement (the “Amended Pfizer Agreement”) which amends and restates the Pfizer Agreement in its entirety. Pursuant to the Amended Pfizer Agreement, the Company sold to Pfizer its share in the collaboration created under the Pfizer Agreement for the commercialization of Elelyso in exchange for a cash payment equal to $36.0 million. As part of the sale, the Company agreed to transfer its rights to Elelyso in Israel to Pfizer while gaining full rights to it in Brazil. Under the Pfizer Agreement, Pfizer and the Company shared revenues and expenses for the development and commercialization of Elelyso on a 60%/40% basis globally, excluding Israel and Brazil. Under the Amended Pfizer Agreement, Pfizer is entitled to all of the revenues, and is responsible for 100% of expenses globally for Elelyso, excluding Brazil where the Company is responsible for all expenses and retains all revenues. For further details see note 2.

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

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (continued):

In December 2016, the Company received a letter from Fiocruz regarding an order from the Brazilian Ministry of Health (the “Brazilian Ministry”) to purchase alfataliglicerase to treat Gaucher patients in Brazil. The Brazilian Ministry’s order consists of a number of shipments during 2017 for a total of approximately $24.3 million. Shipments are to start in mid-2017 and continue through the end of the year, in increasing volumes. The Company has recorded revenues of approximately $4.0 million for sales of taliglucerase alfa to Fiocruz in 2016.

The Company is required to pay a fee equal to 5% of the net proceeds generated in Brazil to an agent for services provided in assisting the Company complete the Brazil Agreement pursuant to an agreement between the agent and the Company. The agreement will remain in effect with respect to the Brazil Agreement until the termination thereof.

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

Deferred taxes are determined utilizing the assets and liabilities method based on the estimated future tax effects of the differences between the financial accounting and tax bases of assets and liabilities under the applicable tax laws. Deferred tax balances are computed using the tax rates expected to be in effect when those differences reverse. A valuation allowance in respect of deferred tax assets is provided if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company has provided a full valuation allowance with respect to its deferred tax assets. The Company used tax rates of 39%, 24% and 23%. See note 10.

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

Research and development costs are expensed as incurred and consist primarily of personnel, subcontractors and consultants (mainly in connection with clinical trials), facilities, equipment and supplies for research and development activities. Grants received by the Israeli Subsidiary from the National Authority for Technological Innovation (“NATI”), which has replaced many of the functions of the Office of the Chief Scientist of Israel’s Ministry of Industry, Trade and Labor (the “OCS”), are recognized when the grant becomes receivable, provided there is reasonable assurance that the Company or the Subsidiaries will comply with the conditions attached to the grant and there is reasonable assurance the grant will be received. The grant is deducted from the research and development expenses as the applicable costs are incurred. In connection with purchases of assets, amounts assigned to intangible assets to be used in a particular research and development project that have no alternative future use are charged to research and development costs at the purchase date.

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

The Company’s trade receivables represent amounts to be received from Pfizer and Brazil. The Company does not require Pfizer or Brazil to post collateral with respect to receivables.

m.	Share-based compensation

The Company accounts for employee’s share-based payment awards classified as equity awards using the grant-date fair value method. The fair value of share-based payment transactions is recognized as an expense over the requisite service period.

The Company elected to recognize compensation cost for an award with only service conditions that has a graded vesting schedule using the accelerated method based on the multiple-option award approach.

When stock options are granted as consideration for services provided by consultants and other non-employees, the grant is accounted for based on the fair value of the stock options issued. Options granted are measured on a final basis at the end of the related service period and is recognized over the related service period using the straight-line method.

n.	Net earnings (loss) per share

Basic and diluted loss per share (“LPS”) are computed by dividing net loss by the weighted average number of shares of the Company’s Common Stock, par value $0.001 per share (the “Common Stock”) outstanding for each period.

The calculation of diluted LPS does not include 18,850,724, 19,778,424 and 23,532,492 shares of Common Stock underlying outstanding options, restricted shares of Common Stock and shares issuable upon conversion of the convertible notes for the fiscal years ended December 31, 2014, 2015 and 2016, respectively, because the effect would be anti-dilutive.

o.	Convertible notes

All outstanding convertible notes are accounted for using the guidance set forth in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (ASC) 815 requiring that the Company determine whether the embedded conversion option must be separated and accounted for separately. ASC 470-20 regarding debt with conversion and other options requires the issuer of a convertible debt instrument that may be settled in cash upon conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The Company accounts for the 2013 Notes (as defined in note 8a) as a liability, on an aggregated basis, in their entirety. The 2016 Notes (as defined in note 8b) partially are accounted for as liability and equity components of the instrument and partially as a debt host contract with an embedded derivative resulting from the conversion feature.

The debt discount and debt issuance costs regarding the issuance of the 2013 Notes are deferred and amortized over the 2013 Notes period (5 years).

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (continued):

Issuance costs regarding the issuance of the 2016 Notes were allocated to the liability, equity component, derivative and shares based on their relative fair values. Issuance costs that were allocated to the liability are amortized using the effective interest rate, other than issuance costs that were allocated to the derivative which were expensed immediately.

p.	Recently adopted standards

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718)” (“ASU 2016-09”) which simplifies certain aspects of the accounting for share-based payments, including accounting for income taxes, classification of awards as either equity or liabilities, classification on the statement of cash flows as well as allowing an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures as they occur. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted in any annual or interim period for which financial statements have not yet been issued, and all amendments in the ASU that apply must be adopted in the same period.

The Company adopted this standard in the fourth quarter of 2016. The implementation of this ASU did not have a material impact on the consolidated financial statements.

q.	Recently issued accounting pronouncements

In May 2014, the FASB issued guidance on revenues from contracts with customers that will supersede most current revenue recognition guidance, including industry-specific guidance. The underlying principle is to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled to in exchange for those goods or services. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions require capitalization of certain contracts costs, consideration of the time value of money in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The guidance also requires enhanced disclosures regarding the nature, amount timing and uncertainty of revenues and cash flows arising from an entity’s contracts with customers. The guidance is effective for the interim and annual periods beginning on or after December 15, 2017 (early adoption is permitted for the interim and annual periods beginning on or after December 15, 2016). The guidance permits the use of either a retrospective or modified retrospective transition method. The Company is currently evaluating the impact of the guidance on its consolidated financial statements.

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

In November 2016, the FASB issued ASU 2016-18, “Statement of cash flows (Topic 230): Restricted cash,” which addresses the treatment of restricted cash in the statements of cash flows. Amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The guidance will be effective the fiscal year beginning on January 1, 2018, including interim periods within that year (early adoption is permitted). The Company is currently evaluating the potential effect of the guidance on its consolidated financial statements.

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

Under the Pfizer Agreement and prior to its amendment in October 2015, Pfizer made an upfront payment to Protalix Ltd. of $60.0 million in connection with the execution of the agreement and shortly thereafter paid Protalix Ltd. an additional $5.0 million upon the Company’s achievement of a certain milestone. Protalix Ltd. received a $25.0 million milestone payment in connection with the approval of taliglucerase alfa by the FDA in May 2012. Protalix Ltd. was entitled to 40% of the results (profits or losses) earned on Pfizer’s sales of taliglucerase alfa. Such result (profit or loss) were to be calculated while, in addition to other adjustments, taking into account Protalix Ltd.’s cost of goods sold and Pfizer’s commercial expenses, with certain expenses capped or borne solely by one party (“Collaboration Operation”). As of October 12, 2015 (day of signing the Amended Pfizer Agreement), the Company accrued a liability in respect of its share in the accumulated losses of the collaboration operation equal to approximately $4.3 million. After deducting the losses, the Company is entitled to receive in cash its share in the profits of the collaboration operation. Upon execution of the Amended Pfizer Agreement, the Company no longer shares Pfizer’s profits or losses with respect to Pfizer’s sales of taliglucerase alfa.

The Company recognized revenue from milestone payments received pursuant to the Pfizer Agreement in accordance with guidance regarding arrangements with multiple deliverables. As the first Pfizer Agreement required the Company’s continued involvement with respect to the proposed commercialization of taliglucerase alfa, the non-refundable, up-front license payment the Company received from Pfizer was deferred and was recognized over the related performance period. The Company estimated the performance period of 14 years based on the date the last relevant patent expires. As to the final release of the deferred revenue, see 2 below. Each milestone payment that was considered to be substantive for purposes of revenue recognition was recorded as revenue during the period in which the milestone was achieved.

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

2.	In October 2015 the Company entered into the following agreements:

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

The three contracts presented above are considered a single arrangement with multiple deliverables. The Company allocated the total consideration of $46.0 million between the license and Common Stock according to each fair value, as follows: $6.1 million was allocated to the issuance of shares and $39.9 million to the license. The Company considered the relevant circumstances in order to determine the appropriate timing of revenue recognition and determined that revenues related to the Amended Pfizer Agreement should be recognized immediately. The Amended Pfizer Agreement terminated the Company’s continued involvement according to the original Pfizer Agreement and therefore the pre-existing balance of deferred revenue was recognized in the Statement of Operations.

The Amended Pfizer Agreement resulted in a discontinued operation as defined under ASU 2014-08 because it represented a strategic shift for the Company that has a major effect on the entity’s operations and financial results.

Revenues from the Pfizer Agreements as well as revenues from sales of Elelyso in Israel are presented as discontinued operations, see note 12.

In connection with the payments received under the Pfizer Agreement and the Amended Pfizer Agreement, Protalix Ltd. paid to other third parties certain royalties. See note 6a.

NOTE 3 - PROPERTY AND EQUIPMENT

a.	Composition of property and equipment grouped by major classifications is as follows:

	December 31,
(U.S. dollars in thousands)	2015	2016
Laboratory equipment	$15,493	$16,265
Furniture and computer equipment	2,244	2,342
Leasehold improvements	15,635	15,678
Equipment under construction	175	19
	$33,547	$34,304
Less – accumulated depreciation
and amortization	(23,803)	(25,601)
	$9,744	$8,703

b.	Depreciation in respect of property and equipment totaled approximately $3.1 million, $2.4 million and $2 million for the years ended December 31, 2014, 2015 and 2016, respectively.

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - INVENTORIES

Inventories at December 31, 2015 and 2016 consisted of the following:

	December 31,
(U.S. dollars in thousands)	2015	2016
Raw materials	$1,180	$2,591
Work in progress		395
Finished goods	4,587	2,259
Total inventory	$5,767	$5,245

During the years ended December 31, 2015 and 2016 the Company recorded approximately $1.3 million and $67,000 respectively, for write-down of inventory under the cost of revenues.

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

The liability is funded in part from the purchase of insurance policies or by the establishment of pension funds with dedicated deposits in the funds. The amounts used to fund these liabilities are included in the Company’s balance sheets under “Funds in respect of employee rights upon retirement.” These policies are the Company’s assets. However, under labor agreements and subject to certain limitations, any policy may be transferred to the ownership of the individual employee for whose benefit the funds were deposited. In the years ended December 31, 2014, 2015 and 2016, the Company deposited approximately $195,000, $168,000 and $164,000, respectively, with insurance companies in connection with its severance payment obligations.

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

The amounts of severance pay expenses were approximately $1.0 million, $800,000 and $842,000 for each of the years ended December 31, 2014, 2015 and 2016, respectively, of which approximately $779,000, $675,000 and $675,000 in the years ended December 31, 2014, 2015 and 2016, respectively, were in respect of the Contribution Plans. Gain (loss) on amounts funded in respect of employee rights upon retirement totaled approximately $22,000, ($18,000) and ($7,000) for the years ended December 31, 2014, 2015 and 2016, respectively.

The Company expects to contribute approximately $869,000 in the year ending December 31, 2017 to insurance companies in connection with its severance liabilities for its operations for that year, approximately $708,000 of which will be contributed to one or more Contribution Plans.

During the five-year period following December 31, 2016, the Company expects to pay future benefits to two employees upon each such employee’s normal retirement age. The Company anticipates that the benefits payable will be approximately $209,000.

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - COMMITMENTS

a.	Royalty Commitments

1.	The Company is obligated to pay royalties to NATI on proceeds from the sale of products developed from research and development activities that were funded, partially, by grants from NATI or its predecessor, the OCS. At the time the grants were received, successful development of the related projects was not assured.

In the case of failure of a project that was partly financed as described above, the Company is not obligated to pay any such royalties or repay funding received from NATI or the OCS.

Under the terms of the applicable funding arrangements, royalties of 3% to 6% are payable on the sale of products developed from projects funded by NATI or the OCS, which payments shall not exceed, in the aggregate, 100% of the amount of the grant received (dollar linked), plus, commencing upon January 1, 2001, interest at an annual rate based on LIBOR. In addition, if the Company receives approval to manufacture products developed with government grants outside the State of Israel, it will be required to pay an increased total amount of royalties (possibly up to 300% of the grant amounts plus interest), depending on the manufacturing volume that is performed outside the State of Israel, and, possibly, an increased royalty rate.

Royalty expenses to NATI or the OCS are included in the statement of operations as a component of the cost of revenues both in continuing and discontinued operations and were approximately $951,000, $2.2 million and $288,000 during the years ended December 31, 2014, 2015 and 2016, respectively.

At December 31, 2015 and 2016, the maximum total royalty amount payable by the Company under these funding arrangements is approximately $33.3 million and $38.5 million, respectively (without interest, assuming 100% of the funds are payable).

2.	The Company is a party to certain research and license agreements. Under the agreements, the Company is obligated to pay royalties at varying rates from its future revenues. The aggregate royalties payable under all of the agreements is equal to a varying range of percentages of net sales of licensed products. Royalty expenses under the agreements are included in the statement of operations as a component of the cost of revenues both in continuing and discontinued operations and were approximately $104,000, $51,000 and $286,000 during the years ended December 31, 2014, 2015 and 2016, respectively.

Under each agreement, the Company is also obligated to pay milestone, licensing and other payments to the counterparties of the agreement. The payments under the agreements are for varying amounts and are subject to varying conditions. If all of the contingencies with respect to milestone payments under the research and license agreements are met, the aggregate milestone payments total payable would be approximately $8.4 million and would be payable, if at all, as the Company’s projects progress over the course of a number of years. No milestone payments were made during 2014 and 2015, and milestones payments of $300,000 were made during 2016.

None of the agreements has a fixed termination date. Subject to earlier termination for other reasons, each agreement terminates after a certain number of years following the first commercial sale of any licensed product under the agreement or after a certain number of years without the initiation of commercial sales of any product under the agreement.

b.	Subcontracting Agreements

The Company has entered into sub-contracting agreements with several clinical providers and consultants in Israel, the United States and certain other countries in connection with its primary product development process. As of December 31, 2016, total commitments under said agreements were approximately $12.5 million.

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - COMMITMENTS (continued):

c.	Lease Agreements

The Company is a party to a number of lease agreements for its facilities, the latest of which has been extended until 2021. The Company has the option to extend certain of such agreements on two additional occasions for additional five-year periods each, for a total of 10 additional years. Under the leases, the aggregate monthly rental payments are approximately $61,000. As of December 31, 2016, the Company provided bank guarantees of approximately $288,000, in the aggregate, to secure the fulfillment of its obligations under the lease agreements. The future minimum lease payments required under the operating leases for such premises are approximately $735,000, $722,000, $680,000, $680,000 and $543,000, for fiscal years 2017 through 2021, respectively. Lease expenses totaled approximately $1.0 million for each of the years ended December 31, 2014, 2015 and 2016, respectively.

d.	Vehicle Lease and Maintenance Agreements

The Company entered into several three-year lease and maintenance agreements for vehicles which are regularly amended as new vehicles are leased. The current monthly lease fees aggregate approximately $51,000. The expected lease payments for the years ending December 31, 2017, 2018 and 2019 are approximately $563,000, $289,000, and $84,000 respectively.

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

As of December 31, 2016, 2,391,481 shares of Common Stock remain available for grant under the Plan.

For purposes of determining the fair value of the options and restricted stock granted to employees and non-employees, the Company’s management uses the fair value of the Common Stock.

From January 1, 2014 through December 31, 2016, the Company granted options and shares of restricted stock to certain employees and non-employees as follows:

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Options and restricted stock granted to employees:

a)	Below is a table summarizing all of the options and restricted stock grants to employees for each year of the two-year period ended December 31, 2015:

Year of grant	No. of options granted	Exercise price	Vesting period	Fair value at grant (U.S. dollars in thousands)	Expiration period
2014	900,000	$2.37	4 years	$1,007	10 years
2015	1,909,000	$1.72	4 years	$1,900	10 years
	2,809,000

Set forth below are grants made by the Company to employees (including related parties) during the three-year period ended December 31, 2016 (such grants appear in the table above):

On September 28, 2014, the Company’s Board of Directors approved, subject to certain terms and conditions, the grant of a 10-year option to purchase 900,000 shares of Common Stock to its then newly appointed President and Chief Executive Officer with an exercise price of $2.37 per share. The options vest over a four-year period in 16 equal quarterly increments. Vesting of the options will be accelerated in full upon a Corporate Transaction or a Change in Control, as those terms are defined in the Plan, as amended. The Company estimated the fair value of the options on the date of grant, using the Black-Scholes option-pricing model, to be approximately $1.0 million based on the following weighted average assumptions: dividend yield of 0% for all years; expected volatility of 62%; risk-free interest rate of 1.86%; and expected life of six years.

On March 23, 2015, the Company’s compensation committee approved the grant of a 10-year option to purchase 1,909,000 shares of Common Stock to its officers and other employees with an exercise price equal to $1.72 per share under the Plan. The options vest over a four-year period; the first 25% shares vest on the first anniversary of the grant date and the remaining shares vest in 12 equal quarterly increments over the subsequent three-year period. Vesting of the options granted to certain executive officers is subject to acceleration in full upon a Corporate Transaction or a Change in Control, as those terms are defined in the Plan. The Company estimated the fair value of the options on the date of grant using the Black-Scholes option-pricing model to be approximately $1.9 million based on the following weighted average assumptions: dividend yield of 0% for all years; expected volatility of 61.7%; risk-free interest rates of 1.6%; and expected life of six years.

b)	The total unrecognized compensation cost of employee stock options and restricted stock at December 31, 2016 is approximately $509,000. The unrecognized compensation cost of employee stock options is expected to be recognized over a weighted average period of 0.8 years.

The total cash received from employees as a result of employee stock option exercises for the years ended December 31, 2014, 2015 and 2016 was approximately $46,000, $534,000 and $14,000, respectively. The Company did not realize any tax benefit in connection with these exercises.

During 2016, the Company issued 479,110 shares of Common Stock in connection with the exercise of 553,125 options granted to a certain employee of the Company. The Company received cash proceeds equal to approximately $14,000 in connection with such exercises.

2.	Options granted to consultants, directors, and other service providers:

On July 24, 2014, the Company’s Board of Directors approved, subject to certain terms and conditions, the grant of a 10-year option to purchase 150,000 shares of Common Stock to its then newly elected chairman of the Board of Directors with an exercise price equal to $3.37 per share. The options vest over a three-year period; the first 50,000 shares vest on the first anniversary of the grant date and the remaining shares vest in eight equal quarterly increments over the subsequent two-year period. Vesting of the options is subject to acceleration in full upon a Corporate Transaction or a Change in Control, as those terms are defined in the Plan. The Company estimated the fair value of the options on the date of grant using the Black-Scholes option-pricing model to be approximately $193,000 based on the following weighted average assumptions: dividend yield of 0% for all years; expected volatility of 62%; risk-free interest rates of 1.9%; and expected life of six years.

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - SHARE CAPITAL (continued):

No cash was received from consultants as a result of consultant stock option exercises for the years ended December 31, 2014, 2015 and 2016.

During 2015 and 2016, no shares of Common Stock were issued in connection with the exercise of options by consultants of the Company.

3.	A summary of share option plans, and related information, under all of the Company’s equity incentive plans for the years ended December 31, 2014, 2015 and 2016 are as follows:

a.	Options granted to employees:

	Year ended December 31,
	2014		2015		2016
		Weighted		Weighted		Weighted
	Number	average	Number	average	Number	average
	of	exercise	of	exercise	of	exercise
	options	price	options	price	options	price
Outstanding at beginning
of year	5,153,898	$3.951	5,870,309	$3.770	6,952,293	$3.363
Changes during the year:
Granted	900,000	2.370	1,909,000	1.72
Forfeited and Expired	44,201	6.833	277,016	5.395	1,514,957	3.748
Exercised (*)	139,388	0.446	550,000	0.972	553,125	0.067
Outstanding at end of year	5,870,309	$3.770	6,952,293	$3.363	4,884,211	$3.617
Exercisable at end of year	4,905,559	$3.933	4,477,043	$4.182	3,498,492	$4.296

(*)	The total intrinsic value of options exercised during the years ended December 31, 2014, 2015 and 2016, was approximately $447,000, $675,000 and $213,000, respectively.

b.	Restricted stock granted to employees:

	Year ended December 31,
	2014	2015	2016
	Number of Restricted Shares
Outstanding at beginning of year	970,208	386,124	127,874
Changes during the year:
Vested	398,375	255,749	127,874
Forfeited	185,709	2,501
Outstanding at end of year	386,124	127,874	-

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - SHARE CAPITAL (continued):

c.	Options and restricted stocks granted to consultants, directors, and other service providers:

	Year ended December 31,
	2014		2015		2016
	Number		Number		Number
	of	Weighted	of	Weighted	of	Weighted
	options/	average	options/	average	options/	average
	restricted	exercise	restricted	exercise	restricted	exercise
	stock	price	stock	price	stock	price
Outstanding at beginning of Year	912,425	$7.259	1,208,592	$6.136	637,209	$11.638
Changes during the year:
Granted	296,167	2.678
Expired			466,883	0.001	429,209	15.748
Vested restricted stock			104,500
Outstanding at end of year	1,208,592	6.136	637,209	11.638	208,000	3.156
Exercisable at end of year	912,425	$7.259	549,709	$12.954	170,500	$3.109

d.	The following tables summarize information concerning outstanding and exercisable options and restricted stock as of December 31, 2016:

December 31, 2016
Options outstanding			Options exercisable
Exercise prices	Number of options outstanding at end of year	Weighted average remaining contractual life	Number of options exercisable	Weighted average remaining contractual life
$0.001	8,000	0.86	8,000	0.86
$1.720	1,784,279	8.22	792,310	8.22
$2.350	40,000	1.81	40,000	1.81
$2.370	900,000	7.74	506,250	7.74
$2.650	212,682	2.15	212,682	2.15
$3.020	50,000	1.10	50,000	1.10
$3.370	150,000	7.56	112,500	7.56
$5.000	1,009,250	1.10	1,009,250	1.10
$6.900	710,000	3.15	710,000	3.15
$7.550	160,000	3.65	160,000	3.65
$9.660	68,000	3.83	68,000	3.83
	5,092,211		3,668,992

e.	The following table illustrates the effect of share-based compensation on the statement of operations:

	Year ended December 31,
(U.S. dollars in thousands)	2014	2015	2016
Research and development expenses	$936	$904	$571
Marketing, general and administrative expenses	306	898	417
	$1,242	$1,802	$988

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - SHARE CAPITAL (continued):

c.	Private and 144A Offerings

1.	On October 12, 2015, the Company completed a private offering of 5,649,079 shares of the Company’s common stock to Pfizer. See also note 2.

2.	On December 7, 2016, the Company exchanged with certain existing noteholders $54.052 million aggregate principal amount of the Company’s outstanding 4.50% Convertible Senior Notes due 2018 for, among other consideration, $40.186 million aggregate principal amount of convertible notes due 2021 (as described in note 8b) and for 23,846,735 shares of common stock. See also note 8b.

NOTE 8 - CONVERTIBLE NOTES

a.	4.5% Convertible Notes ("2013 Notes")

On September 18, 2013, the Company completed a private placement of $69.0 million in aggregate principal amount of Senior Convertible Notes (the “2013 Notes”), including $9.0 million aggregate principal amount of 2013 Notes related to the initial purchaser’s over-allotment option, which was exercised in full. In connection with the completion of the offering, the Company entered into an indenture with The Bank of New York Mellon Trust Company, N.A., as trustee, governing the 2013 Notes. The 2013 Notes accrue interest at a rate of 4.50% per year, payable semiannually in arrears on March 15 and September 15 of each year, beginning on March 15, 2014. In December 2016, $54.052 million aggregate principal amount of 2013 Notes were exchanged for 2016 Notes and shares of common stock (see also note 8b). Accordingly, $14.948 million aggregate principal amount of 2013 Notes remain outstanding as of December 31, 2016. The 2013 Notes mature on September 15, 2018.

The net proceeds from the offering of the 2013 Notes were $66.8 million, after deducting the initial purchaser’s discount and commission and offering expenses.

Holders may convert their 2013 Notes at any time prior to the close of business on the business day immediately preceding September 15, 2018. The initial conversion rate for the 2013 Notes is 173.6593 shares of the Common Stock for each $1,000 principal amount of 2013 Notes (equivalent to an initial conversion price of approximately $5.76 per share of the Common Stock. Upon conversion, the Company will deliver a number of shares of Common Stock, per $1,000 principal amount of 2013 Notes, equal to the conversion rate. The conversion rate is subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest.

Redemption of the 2013 Notes was prohibited prior to September 19, 2016, and no sinking fund is provided for the 2013 Notes. On or after September 19, 2016, the Company may redeem for cash all or part of the 2013 Notes (except for the notes that the Company is then required to repurchase in connection with a fundamental change) if the last reported sale price of the Common Stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading-day period ending on the trading day immediately preceding the date on which the Company provides the notice of redemption. The redemption price will equal the sum of (i) 100% of the principal amount of the 2013 Notes being redeemed, plus (ii) accrued and unpaid interest, including additional interest, if any, to, but excluding, the redemption date, plus (iii) the sum of the present values of each of the remaining scheduled payments of interest that would have been paid on the 2013 Notes being redeemed had such 2013 Notes remained outstanding from the redemption date to the maturity date.

The following table sets forth total interest expense recognized for the years ended December 31, 2014, 2015 and 2016 related to the 2013 Notes:

	Year ended December 31,
(U.S. Dollars in thousands)	2014	2015	2016
Contractual interest expense	$3,105	$3,105	$2,943
Amortization of debt issuance costs and debt discount	444	444	421
Total	$3,549	$3,549	$3,364

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - CONVERTIBLE NOTES (continued):

b.	7.5% Convertible Notes ("2016 Notes")

On December 1, 2016, the Company entered into a note purchase agreement with institutional investors, which hold part of the 2013 Notes (the “Purchasers”), relating to the sale by the Company of $22.5 million aggregate principal amount of 7.50% Senior Secured Convertible Notes due 2021 in a private placement pursuant to Section 4(a)(2) under the Securities Act of 1933, as amended (the “Securities Act”). Concurrently with the consummation of the private placement of the 2016 Notes, the Company entered into a privately negotiated exchange agreement (the "Exchange Agreement") with certain existing noteholders identified therein to exchange $54.052 million aggregate principal amount of the Company’s outstanding 2013 Notes for (i) $40.186 million aggregate principal amount of 2016 Notes, (ii) 23,846,735 shares of Common Stock and (iii) cash, equal to the accrued and unpaid interest on the 2013 Notes and any fractional shares. The closing date of the purchase agreement and the Exchange Agreement was December 7, 2016. The issuance of the 2016 Notes and shares in the exchange and the private placement were made in reliance on the exemption from the registration requirements of the Securities Act pursuant to Section 4(a)(2) thereof.

In connection with the completion of the exchange and the private placement, the Company entered into an indenture (the “2016 Indenture”) with The Bank of New York Mellon Trust Company, N.A., as trustee, governing the 2016 Notes. The 2016 Notes accrue interest at a rate of 7.50% per year, payable semiannually in arrears on May 15 and November 15 of each year, beginning on May 15, 2017. A portion of the interest payable may be made in shares of Common Stock at the Company’s election. The Notes will mature on November 15, 2021; provided that all of the then-outstanding 2013 Notes, or any Permitted Refinancing Indebtedness (as defined in the 2016 Indenture) have been redeemed, repurchased, otherwise retired, discharged in accordance with their terms or converted into common stock of the Company, or have been effectively discharged, in each case on or prior to June 16, 2018 or the scheduled maturity date of the 2013 Notes (or any Permitted Refinancing Indebtedness incurred in respect thereof) is extended to a date that is after February 15, 2022, otherwise the 2016 Notes will mature on June 15, 2018.

The net proceeds from the private placement were $19.7 million, after deducting the placement agent’s fees and the Company’s estimated offering expenses.

Holders may convert their 2016 Notes at any time. The initial conversion rate for the 2016 Notes is 1,176.4706 shares of the Common Stock for each $1,000 principal amount of 2016 Notes (equivalent to an initial conversion price of approximately $0.85 per share of the Common Stock. Upon conversion, the Company may settle the 2016 Notes by paying or delivering, as the case may be, cash, shares of Common Stock or a combination thereof, at the Company’s election.

Prior to the maturity date, the Company may redeem in cash:

a)	any or all of the 2016 Notes if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days exceeds 150% of the conversion price on each applicable trading day, or

b)	all of the 2016 Notes then outstanding if the aggregate principal amount of the 2016 Notes then outstanding is less than 15% of the aggregate principal amount of the notes issued.

The 2016 Notes are guaranteed by the Restricted Subsidiaries (as defined in the 2016 Indenture) and are secured by a first-priority security interest in all of the present and after-acquired assets of the Company and each of the Restricted Subsidiaries (the “Collateral”), including, but not limited to, (i) 100% of the capital stock of the Guarantors (as defined in the 2016 Indenture) and each Restricted Subsidiary of the Company that is held by the Company or any Restricted Subsidiary, (ii) intellectual property, including all copyrights, copyright licenses, patents, patent licenses, software, trademarks, trademark licenses and trade secrets and other proprietary information, including, but not limited to, domain names, (iii) all cash, deposit accounts, securities accounts, commodities accounts and contract rights, (iv) all real property and leased property, subject to applicable minimum thresholds, as set forth in the 2016 Indenture, and (v) all other tangible and intangibles of the Company and the Guarantors. In connection with the grant of such liens, the Company entered into certain agreements with both Wilmington Savings Fund Society, FSB, as collateral agent in the United States, and with Altshuler Shaham Trusts Ltd., as security trustee in Israel. The 2016 Indenture restricts the ability of the Company, the Subsidiaries and any future subsidiaries to make certain investments, including transfers of the Company’s assets that constitute collateral securing the 2016 Notes, in its existing and future foreign subsidiaries, subject to certain exceptions.

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - CONVERTIBLE NOTES (continued):

Upon (i) the occurrence of a fundamental change (as defined in the 2016 Indenture) or (ii) if the Company calls the 2016 Notes for redemption as described below (either event, a “make-whole fundamental change”) and a holder elects to convert its 2016 Notes in connection with such make-whole fundamental change, the Company will, in certain circumstances, increase the conversion rate by a number of additional shares (the “Additional Shares”). In no event will the conversion rate exceed the maximum conversion rate, which is 1,787.3100 shares per $1,000 principal amount of 2016 Notes, which amount is inclusive of repayment of the principal of the 2016 Notes.

If a fundamental change occurs at any time, holders will have the right, at their option, to require the Company to purchase for cash any or all of the 2016 Notes, or any portion of the principal amount thereof, that is equal to $1,000 or an integral multiple of $1,000 in excess thereof, on a date of the Company’s choosing that is not less than 20 calendar days nor more than 35 calendar days after the date of the applicable fundamental change company notice. The price the Company is required to pay for a 2016 Note is equal to 100% of the principal amount of such 2016 Note plus accrued and unpaid interest, if any, to, but excluding, the fundamental change purchase date.

For accounting purposes, since the terms of the 2013 Notes and the 2016 Notes are substantially different, the Exchange Agreement was considered as an extinguishment, which in essence means recording a gain due to the 2013 Notes that were exchanged for the 2016 Notes recorded at fair value as of the closing date. The gain on extinguishment of $14.063 million was recognized.

As the settlement upon conversion is subject to compliance with the listing standards of NYSE MKT, until the Company’s stockholders’ approval will be obtained, the Company is prohibited by these rules from issuing shares in excess of 20% of its outstanding shares (calculated as of December 1, 2016). The accounting guidance assumes that the conversion will be settled in cash and, as such, is precluded from equity classification for any part of the 2016 Notes that may have cash settlement. As such, that part of the conversion feature is accounted for as a derivative which is bifurcated from the debt host contract and is measured at fair value through the statement of operations.

With respect to the remainder of the 2016 Notes, for which the conversion feature qualifies for equity classification (since upon conversion the Company at its election may settle the 2016 Notes by paying cash, shares of Common Stock or a combination of cash and shares of Common Stock) separate liability (debt) and equity (conversion option) components of such 2016 Notes were recorded. The Company measured the liability according to amortized cost using the effective interest method.

The Company prepared a valuation of the fair value of the 2016 Notes (a Level 3 valuation). The value of the 2016 Notes was estimated by implementing the binomial model. The liability component was valued based on the Income Approach. The following parameters were used:

(U.S. Dollars in thousands)	December 7, 2016	December 31, 2016
Stock price (USD)	0.3	0.445
Expected term	4.94	4.88
Risk free rate	1.86%	1.95%
Volatility	54.12%	56.08%
Yield	13.98%

The following table sets forth total interest expense recognized for the year ended December 31, 2016 related to the 2016 Notes:

(U.S. Dollars in thousands)	Year Ended December 31, 2016
Contractual interest expense	$313
Debt discount amortization	147
Gain on extinguishment	(14,063)
Change in fair value of convertible note embedded derivative	6,473
Total	$(7,130)

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

The fair value of the convertible notes derivative is based on level 3 measurement.

The fair value of the remaining $14.9 million 2013 Notes and the $62.7 million 2016 Notes as of December 31, 2016 is approximately $10 million and $64 million, respectively, based on a level 3 measurement.

As for the parameters used in the valuation of the fair value see note 8b.

NOTE 10 - TAXES ON INCOME

a.	The Company

Protalix BioTherapeutics, Inc. is taxed according to U.S. tax laws. The Company’s income is taxed in the United States at the rate of up to 39%.

b.	Protalix Ltd.

The Israeli Subsidiary is taxed according to Israeli tax laws:

1.	Tax rates

The income of the Israeli Subsidiary, other than income from “Approved Enterprises,” is taxed in Israel at the regular corporate tax rates which were 26.5% for fiscal year 2014 through 2015 and 25% in 2016.

In January 2016, the Law for the Amendment of the Income Tax Ordinance (No.216) was published, enacting a reduction of corporate tax rate beginning in 2016 and thereafter, from 26.5% to 25%. There is no impact on the financial statements of the Company as a result of the changes in the Israeli corporate tax rate as the Israeli subsidiary is in a loss position for tax purposes.

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - TAXES ON INCOME (continued):

In December 2016, the Economic Efficiency Law (Legislative Amendments for Implementing the Economic Policy for the 2017 and 2018 Budget Year), 2016 was published, introducing a gradual reduction in corporate tax rate from 25% to 23%. However, the law also included a temporary provision setting the corporate tax rate in 2017 at 24%. As a result, the corporate tax rate will be 24% in 2017 and 23% in 2018 and thereafter.

Capital gain is subject to capital gain tax according to the corporate tax rate for the year during which the assets are sold.

2.	The Law for the Encouragement of Capital Investments, 1959 (the “Encouragement of Capital Investments Law”)

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

If the Israeli Subsidiary subsequently pays a dividend out of income derived from the “Approved Enterprise” or “Benefited Enterprise” during the tax exemption period, it will be subject to a tax on the gross amount distributed (including the company tax on these amounts), at the rate which would have been applicable had such income not been exempted.

b.	Accelerated depreciation

The Israeli Subsidiary is entitled to claim accelerated depreciation, as provided by Israeli law, in the first five years of operation of each asset, in respect of buildings, machinery and equipment used by the Approved Enterprise and the Benefited Enterprise.

c.	Conditions for entitlement to the benefits

The Israeli Subsidiary’s entitlement to the benefits described above is subject to its fulfilling the conditions stipulated by the law, rules and regulations published thereunder, and the instruments of approval for the specific investment in an approved enterprise. Failure by the Israeli Subsidiary to comply with these conditions may result in the cancellation of the benefits, in whole or in part, and the Subsidiary may be required to refund the amount of the benefits with interest. The Israeli Subsidiary received a final implementation approval with respect to its “Approved Enterprise” from the Investment Center.

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

NOTE 10 - TAXES ON INCOME (continued):

c.	Tax losses carried forward to future years

As of December 31, 2016, the Company had aggregate net operating loss (“NOL”) carry-forwards equal to approximately $153 million that are available to reduce future taxable income as follows:

1.	The Company

The NOL carry-forward of the Company equal to approximately $20 million (as of December 31, 2015, approximately $19 million) may be restricted under Section 382 of the Internal Revenue Code (“IRC”). IRC Section 382 applies whenever a corporation with NOL experiences an ownership change. As a result of IRC Section 382, the taxable income for any post change year that may be offset by a pre-change NOL may not exceed the general IRC Section 382 limitation, which is the fair market value of the pre-change entity multiplied by the IRC long-term tax exempt rate.

2.	Protalix Ltd.

At December 31, 2016, the Israeli Subsidiary had approximately $133 million (as of December 31, 2015, approximately $102 million) of NOL carry-forwards that are available to reduce future taxable income with no limited period of use.

d.	Deferred income taxes:

The components of the Company’s net deferred tax assets at December 31, 2015 and 2016 were as follows:

	December 31,
(U.S. dollars in thousands)	2015	2016
In respect of:
Timing Differences	$3,588	$3,520
Net operating loss carry forwards	33,451	38,515
Valuation allowance	(37,039)	(42,035)
	-	-

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

In accordance with the Income Tax Ordinance, as of December 31, 2016, all of Protalix Ltd.’s tax assessments through tax year 2012 are considered final.

A summary of open tax years by major jurisdiction is presented below:

Jurisdiction:	Years:
Israel	2013-2016
United States (*)	2013-2016

(*) Includes federal, state and local (or similar provincial jurisdictions) tax positions.

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - SUPPLEMENTARY FINANCIAL STATEMENT INFORMATION

Balance sheets:

	December 31,
(U.S. dollars in thousands)	2015	2016
a. Other assets:
Institutions	$216	$333
State of Israel (see note 6a)	621	1,046
Restricted deposit	371	477
Prepaid expenses	408	416
Sundry	51	49
	$1,667	$2,321

	December 31,
(U.S. dollars in thousands)	2015	2016
b. Accounts payable and accruals – other:
Payroll and related expenses	1,125	1,190
Interest payable	914	511
Provision for vacation	1,406	1,399
Accrued expenses	1,571	3,575
Royalties payable	29	226
Property and equipment suppliers	489	595
	$5,534	$7,496

NOTE 12 - DISCONTINUED OPERATIONS

As mentioned in note 2, the Company accounted for the termination of the Pfizer Agreement and the sale of the license as a discontinued operation, in accordance with ASU No. 2014-08. The following assets and liabilities associated with the Company’s discontinued operations, have been segregated and classified as assets and liabilities of discontinued operations, as appropriate, in the consolidated balance sheets as of December 31, 2015 and 2016, respectively:

	December 31,
(U.S. dollars in thousands)	2015	2016
CURRENT ASSETS:
Accounts receivable - Trade	$1,993	$327
Inventories	80
Total current assets of discontinued operation	2,073	327

CURRENT LIABILITIES:
Other Accounts payable and accruals	$1,568
Total current liabilities of discontinued operation	1,568

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - DISCONTINUED OPERATIONS (continued):

The following summarizes financial information related to the Company’s discontinued operations, in the Company’s consolidated statements of operations:

	Year ended December 31,
	2014	2015	2016
(U.S. dollars in thousands)
REVENUES	$10,128	$48,674	$209
COMPANY’S SHARE IN COLLABORATION AGREEMENT	1,509	5,048
COST OF REVENUES	(8,423)	(7,697)	(373)
GROSS PROFIT (LOSS)	3,214	46,025	(164)
RESEARCH AND DEVELOPMENT EXPENSES	(2,409)	(586)
Less –reimbursements	2,983	545
RESEARCH AND DEVELOPMENT EXPENSES, NET	574	(41)
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(433)	(564)	(25)
NET INCOME (LOSS) FOR THE YEAR FROM DISCONTINUED OPERATIONS	$3,355	$45,420	$(189)
GAIN ON THE DISPOSAL		39,899
NET INCOME (LOSS)	$3,355	$85,319	$(189)

NOTE 13 - RELATED PARTY TRANSACTIONS

	Year ended December 31,
(U.S. dollars in thousands)	2014	2015	2016
Compensation (including share based compensation) to the non-executive directors (includes the interim Chairman of the Board through 2014 and the Chairman of the Board for part of 2014)	$560	$631	$560