Form 10-Q
period 2017-03-31
Protalix BioTherapeutics, Inc.
filed 2017-05-10
CIK 1006281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)
Smaller reporting company	☐	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

On May 1, 2017, approximately 126,499,455 shares of the Registrant’s common stock, $0.001 par value, were outstanding.

FORM 10-Q

TABLE OF CONTENTS

		Page

	PART I – FINANCIAL INFORMATION
	Cautionary Statement Regarding Forward-Looking Statements	ii
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets – As of March 31, 2017 (Unaudited) and December 31, 2016	1
	Condensed Consolidated Statements of Operations (Unaudited) – For the Three Months Ended March 31, 2017 and 2016	2
	Condensed Consolidated Statements of Changes in Shareholders’ Equity (Capital Deficiency) (Unaudited) – For the Three Months Ended March 31, 2017 and 2016	3
	Condensed Consolidated Statements of Cash Flows (Unaudited) – For the Three Months Ended March 31, 2017 and 2016	4
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14
Item 4.	Controls and Procedures	15

	PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	16
Item 1A.	Risk Factors	16
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16
Item 3.	Defaults Upon Senior Securities	16
Item 4.	Mine Safety Disclosures	16
Item 5.	Other Information	16
Item 6.	Exhibits	16

Signatures		18

i

Except where the context otherwise requires, the terms, “we,” “us,” “our” or “the Company,” refer to the business of Protalix BioTherapeutics, Inc. and its consolidated subsidiaries, and “Protalix” or “Protalix Ltd.” refers to the business of Protalix Ltd., our wholly-owned subsidiary and sole operating unit.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The statements set forth under the captions “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and other statements included elsewhere in this Quarterly Report on Form  10-Q, which are not historical, constitute “forward-looking statements” within the meanings of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, including statements regarding expectations, beliefs, intentions or strategies for the future. When used in this report, the terms “anticipate,” “believe,” “estimate,” “expect,” “can,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” and words or phrases of similar import, as they relate to our company or our subsidiaries or our management, are intended to identify forward-looking statements. We intend that all forward-looking statements be subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance, and we undertake no obligation to update or revise, nor do we have a policy of updating or revising, any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, except as may be required under applicable law. Forward-looking statements are subject to many risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements.

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

These forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. These and other risks and uncertainties are detailed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, and are described from time to time in the reports we file with the U.S. Securities and Exchange Commission, or the Commission.

iii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

PROTALIX BIOTHERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands)
(Unaudited)

	March 31, 2017	December 31, 2016

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$48,017	$63,281
Accounts receivable – Trade	2,737	693
Other assets	3,484	2,321
Inventories	7,100	5,245
Assets of discontinued operation	205	327
Total current assets	61,543	71,867

FUNDS IN RESPECT OF EMPLOYEE RIGHTS UPON RETIREMENT	1,837	1,677
PROPERTY AND EQUIPMENT, NET	8,472	8,703
Total assets	$71,852	$82,247

LIABILITIES NET OF CAPITAL DEFICIENCY

CURRENT LIABILITIES:

Accounts payable and accruals:
Trade	$5,999	$4,007
Other	12,365	7,496
Convertible notes		53,872
Deferred revenues	1,925	837
Total current liabilities	20,289	66,212

LONG TERM LIABILITIES:

Convertible notes	113,204	19,343
Liability for employee rights upon retirement	2,528	2,348
Promissory note	4,301	4,301
Total long term liabilities	120,033	25,992
Total liabilities	140,322	92,204

COMMITMENTS

CAPITAL DEFICIENCY	(68,470)	(9,957)
Total liabilities net of capital deficiency	$71,852	$82,247

The accompanying notes are an integral part of the condensed consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(U.S. dollars in thousands, except share and per share data)
(Unaudited)

	Three Months Ended
	March 31, 2017	March 31, 2016
REVENUES	$2,889	$679
COST OF REVENUES	(2,088)	(523)
GROSS PROFIT	801	156
RESEARCH AND DEVELOPMENT EXPENSES (1)	(5,967)	(7,334)
Less – grants	1,338	1,309
RESEARCH AND DEVELOPMENT EXPENSES, NET	(4,629)	(6,025)
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (2)	(2,537)	(1,995)
OPERATING LOSS	(6,365)	(7,864)
FINANCIAL EXPENSES	(2,087)	(904)
FINANCIAL INCOME	1,625	242
LOSS FROM CHANGE IN FAIR VALUE OF CONVERTIBLE NOTES embedded derivative	(52,321)
FINANCIAL EXPENSES, NET	(52,783)	(662)
LOSS FROM CONTINUING OPERATIONS	(59,148)	(8,526)
LOSS FROM DISCONTINUED OPERATIONS		(72)
NET LOSS FOR THE PERIOD	$(59,148)	$(8,598)
NET LOSS PER SHARE OF COMMON STOCK – BASIC AND DILUTED
Loss from continuing operations	$(0.48)	$(0.09)
Loss from discontinued operations		(0.00)
Net loss per share of common stock	$(0.48)	$(0.09)
WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK USED IN COMPUTING LOSS PER SHARE-BASIC AND DILUTED	124,467,602	99,715,625
(1) Includes share-based compensation	65	238
(2) Includes share-based compensation	53	137

The accompanying notes are an integral part of the condensed consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
SHAREHOLDERS’ EQUITY (CAPITAL DEFICIENCY)

(U.S. dollars in thousands, except share data)

(Unaudited)

			Additional
	Common	Common	paid–in	Accumulated
	Stock (1)	Stock	capital	deficit	Total
	Number of shares	Amount
Balance at December 31, 2015	99,800,397	$100	$194,064	$(183,291)	$10,873
Changes during the three-month period ended March 31, 2016:
Share-based compensation related to stock options			327		327
Share-based compensation related to restricted stock award	7,843		48		48
Net loss from continuing operations				(8,526)	(8,526)
Net loss from discontinued operations				(72)	(72)
Balance at March 31, 2016	99,808,240	100	194,439	(191,889)	2,650
Balance at December 31, 2016	124,134,085	$124	$202,575	$(212,656)	$(9,957)
Changes during the three-month period ended March 31, 2017:
Share-based compensation related to stock options			118		118
Convertible notes conversions	923,018	1	516		517
Net loss from continuing operations				(59,148)	(59,148)
Balance at March 31, 2017	125,057,103	125	203,209	(271,804)	(68,470)
*	Represents an amount less than $1.

(1)	Common Stock, $0.001 par value; Authorized – as of March 31, 2017 and 2016 - 250,000,000 and 150,000,000 shares, respectively.

The accompanying notes are an integral part of the condensed consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

(Unaudited)

	Three Months Ended
	March 31, 2017	March 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(59,148)	$(8,598)
Loss from discontinued operations		(72)
Loss from continuing operations	(59,148)	(8,526)
Adjustments required to reconcile net loss to net cash used in operating activities:
Share based compensation	118	375
Depreciation	492	516
Financial expenses, net	(9)	(130)
Changes in accrued liability for employee rights upon retirement	42	43
Gain on amounts funded in respect of employee rights upon retirement	(20)	(1)
Gain on conversion of convertible notes	(1,445)
Change in fair value of convertible notes embedded derivative	52,321
Amortization of debt issuance costs and debt discount	590	110
Changes in operating assets and liabilities:
Increase in deferred revenues	1,088
Increase in accounts receivable and other assets	(3,092)	(1,215)
Decrease (increase) in inventories	(1,855)	30
Increase (decrease) in accounts payable and accruals	2,370	(470)
Net cash used in continuing operations	(8,548)	(9,268)
Net cash provided by (used in) discontinued operations	122	(357)
Net cash used in operating activities	$(8,426)	$(9,625)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	$(220)	$(251)
Increase in restricted deposit	(23)
Amounts funded in respect of employee rights upon retirement, net	(40)	(42)
Net cash used in investing activities	$(283)	$(293)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net payment for conversion of convertible notes	(6,726)
Net cash used in financing activities	(6,726)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	$171	$213
NET DECREASE IN CASH AND CASH EQUIVALENTS	(15,264)	(9,705)
BALANCE OF CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	63,281	76,374
BALANCE OF CASH AND CASH EQUIVALENTS AT END OF PERIOD	$48,017	$66,669

The accompanying notes are an integral part of the condensed consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

(Unaudited)

(Continued) - 2

	Three Months Ended
	March 31, 2017	March 31, 2016
SUPPLEMENTARY INFORMATION ON INVESTING AND FINANCING ACTIVITIES NOT INVOLVING CASH FLOWS:
Purchase of property and equipment	$636	$320
Convertible notes conversions	$517

SUPPLEMENTARY DISCLOSURE ON CASH FLOWS
Interest paid	$432	$1,553

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

PROTALIX BIOTHERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (continued):

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

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2016, filed by the Company with the U.S. Securities and Exchange Commission. The comparative balance sheet at December 31, 2016 has been derived from the audited financial statements at that date.

c.	Net loss per share

Basic and diluted loss per share (“LPS”) are computed by dividing net loss by the weighted average number of shares of the Company’s Common Stock, par value $0.001 per share (the “Common Stock”) outstanding for each period.

Diluted LPS is calculated in continuing operations. The calculation of diluted LPS does not include 19,648,577 and 78,142,133 shares of Common Stock underlying outstanding options and restricted shares of Common Stock and shares issuable upon conversion of the convertible notes (issued in September 2013 and December 2016) for the three months ended March 31, 2016 and 2017, respectively, because the effect would be anti-dilutive.

PROTALIX BIOTHERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – INVENTORIES

Inventory at March 31, 2017 and December 31, 2016 consisted of the following:

	March 31,	December 31,
	2017	2016
	(U.S. dollars in thousands)
Raw materials	$3,381	$2,591
Work in progress	485	395
Finished goods	3,234	2,259
Total inventory	$7,100	$5,245

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

The fair value of the convertible notes embedded derivative is based on Level 3 measurement, see also note 5.

The fair value of the remaining $14.9 million principal amount of the 2013 Notes as of March 31, 2017 and the remaining $55 million principal amount of the 2016 Notes is approximately $11 million and $111 million, respectively, based on a Level 3 measurement.

NOTE 4 – DISCONTINUED OPERATIONS

The Company accounted for the termination of the Pfizer Agreement and the sale of the license as a discontinued operation, in accordance with ASU No. 2014-08. The following assets and liabilities associated with the Company’s discontinued operations have been segregated and classified as assets and liabilities of discontinued operations, as appropriate, in the consolidated balance sheets as of December 31, 2016 and March 31, 2017, respectively:

PROTALIX BIOTHERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4 – DISCONTINUED OPERATIONS (continued):

	March 31, 2017	December 31, 2016
	(U.S. dollars in thousands)
CURRENT ASSETS:
Accounts receivable - Trade	$205	$327
Total current assets of discontinued operation	$205	$327

The following summarizes financial information related to the Company’s discontinued operations in the Company’s consolidated statements of operations for the fiscal quarters ended March 31, 2016 and March 31, 2017:

	Three Months ended March 31,
	2017	2016
	(U.S. dollars in thousands)
REVENUES		$209
COST OF REVENUES		(206)
GROSS PROFIT		3
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES		(75)
NET (LOSS) FOR THE PERIOD FROM DISCONTINUED OPERATIONS		$(72)

NOTE 5 – CONVERTIBLE NOTES

All of the Company’s outstanding convertible notes are accounted for using the guidance set forth in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (ASC) 815 requiring that the Company determine whether the embedded conversion option must be separated and accounted for separately. ASC 470-20 regarding debt with conversion and other options requires the issuer of a convertible debt instrument that may be settled in cash upon conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The Company accounts for the 4.5% convertible notes as liability, on an aggregated basis, in their entirety. The conversion feature for the Company’s 7.5% convertible notes is accounted for as a derivative which is bifurcated from the debt host contract and is measured at fair value through the statement of operations. During the three months ended March 31, 2017 such measurement of the embedded derivative resulted in a non-cash charge to the statement of operations of $52.3 million.

The debt discount and debt issuance costs regarding the issuance of the Company’s outstanding 4.5% convertible notes are deferred and amortized over the applicable convertible period (5 years).

Issuance costs regarding the issuance of the Company’s 7.5% convertible notes were allocated to the liability, equity component, derivative and shares of common stock based on their relative fair values. Issuance costs that were allocated to liability will be amortized using the effective interest rate, other than issuance costs that were allocated to derivative, which were expensed immediately.

During the three months ended on March 31, 2017, total conversion notices of $7.7 million principal amount of the Company’s 7.5% notes were received, of which $4.4 million principal amount was settled during the period via an issuance of 525,800 shares of the Company’s common stock and cash payments of $6.1 million in the aggregate.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the consolidated financial statements and the related notes included elsewhere in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2016. Some of the information contained in this discussion and analysis, particularly with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. You should read “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016 for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

(2) PRX-110, a proprietary plant cell recombinant human Deoxyribonuclease 1, or alidornase alfa, under development for the treatment of cystic fibrosis, to be administered by inhalation. alidornase alfa has successfully completed a phase II efficacy and safety study.

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

Critical Accounting Policies

Our significant accounting policies are more fully described in Note 1 to our consolidated financial statements appearing in this Quarterly Report. There have not been any changes to our significant accounting policies since the Annual Report on Form 10-K for the year ended December 31, 2016.

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

During the three months ended March 31, 2017, a total conversions notice of $7.7 million principal amount of the Company’s 7.5% notes were received, of which $4.4 million principal amount was settled during the period via an issuance of 525,800 shares and cash payments of $6.1 million in the aggregate.

Results of Operations

Three months ended March 31, 2017 compared to the three months ended March 31, 2016

Revenues

We recorded revenues of $2.9 million during the three months ended March 31, 2017, an increase of $2.2 million from revenues of $679,000 for the three months ended March 31, 2016. The increase resulted primarily from an increase in the amount of products sold in Brazil.

Cost of Revenues

Cost of revenues was $2.1 million for the three months ended March 31, 2017, an increase of $1.6 million from cost of revenues of $523,000 for the three months ended March 31, 2016.

Research and Development Expenses, Net

Research and development expenses were $4.6 million for the three months ended March 31, 2017, a decrease of $1.4 million, or 23%, from $6.0 million for the three months ended March 31, 2016. The decrease resulted primarily from a decrease of $667,000 in materials used in our development.

We expect research and development expenses for our various development programs to continue to be our primary expense.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $2.5 million for the three months ended March 31, 2017, an increase of $542,000, or 27%, from $2.0 million for the three months ended March 31, 2016. The increase resulted primarily from an increase of $303,000 in sales and marketing expenses.

Financial Expenses, net

Financial expenses net were $52.8 million for the three months ended March 31, 2017 compared to financial expenses net of $662,000 for the three months ended March 31, 2016. During the three months ended on March 31, 2017 financial expense included a charge of $52.3 million as a result of the re-measurement of the fair value of the 7.5% convertible notes embedded derivative resulting mainly from the increase in the market value of our shares during the first quarter of 2017. In addition, financial expenses is composed primarily from interest expense on convertible notes of $1.3 million and $776,000 for the periods ended March 31, 2017 and 2016, respectively.

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

Cash Flows

Net cash used in operations was $8.4 million for the three months ended March 31, 2017. The net loss for the three months ended March 31, 2017 of $59.1 million was further increased by an increase of $3.1 million in accounts receivable and an increase of $1.9 million in inventories, but was partially offset by change of $52.3 million in the fair value of convertible notes embedded derivative and increase of $2.4 million in accounts payable. Net cash used in investing activities for the three months ended March 31, 2017 was $283,000 and consisted primarily of purchases of property and equipment.

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

Effects of Inflation and Currency Fluctuations

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation has had a material effect on our results of operations during the three months ended March 31, 2017 and March 31, 2016.

Currency fluctuations could affect us through increased or decreased acquisition costs for certain goods and services. We do not believe currency fluctuations have had a material effect on our results of operations during the three months ended March 31, 2017 and March 31, 2016.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of each of March 31, 2017 and March 31, 2016.

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

	Three months ended March 31,		Year ended December 31,
	2017	2016	2016
Average rate for period	3.732	3.909	3.841
Rate at period end	3.632	3.766	3.845

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

Changes in internal controls

There were no changes to our internal controls over financial reporting (as defined in Rules 13a-15f and 15d-15f under the Exchange Act) that occurred during the quarter ended March 31, 2017 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not involved in any material legal proceedings.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities during the three months ended March 31, 2017.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

On May 10, 2017, our Board of Directors, at the recommendation of the Compensation Committee, amended the existing performance bonus program, as it relates to our named executive officers. Performance bonuses payable to our named executive officers are described in the proxy statement we issued on March 16, 2017, in connection with our 2017 Annual Meeting of Stockholders. The amended program provides for a cash bonus payable, subject to certain terms and conditions, to our named executive officers in the event of a qualified change of control; $1 million is payable to our chief executive officer and $400,000 is payable to each of the other named executive officers.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Date	Filed Herewith
3.1	Certificate of Incorporation of the Company	8-K	333-48677	3.1	April 1, 2016

3.2	Amendment to Certificate of Incorporation of the Company	Def 14A	001-33357	Appen. A	July 1, 2016

3.4	Bylaws of the Company	8-K	001-33357	3.2	April 1, 2016

4.1	Form of Restricted Stock Agreement/Notice	8-K	001-33357	4.1	July 18, 2012

4.2	Indenture, dated as of September 18, 2013, between Protalix BioTherapeutics, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee	8-K	001-33357	4.1	September 18, 2013

4.3	Form of 4.50% Convertible Note due 2018	8-K	001-33357	4.2	September 18, 2013

4.4	Indenture, dated as of December 7, 2016, between Protalix BioTherapeutics, Inc. the guarantors party thereto, The Bank of New York Mellon Trust Company, N.A., as trustee and Wilmington Savings Fund Society, FSB, as collateral agent	8-K	001-33357	4.1	December 7, 2016

4.5	Form of 7.50% Convertible Note due 2018 (Issued in Financing)	8-K	001-33357	4.2	December 7, 2016

4.6	Form of 7.50% Convertible Note due 2018 (Issued in Exchange)	8-K	001-33357	4.3	December 7, 2016

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Certification of Chief Executive Officer					X

32.2	18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Certification of Chief Financial Officer					X

101.INS	XBRL INSTANCE FILE					X

101.SCH	XBRL SCHEMA FILE					X

101.CAL	XBRL CALCULATION FILE					X

101.DEF	XBRL DEFINITION FILE					X

101.LAB	XBRL LABEL FILE					X

101.PRE	XBRL PRESENTATION FILE					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROTALIX BIOTHERAPEUTICS, INC.
(Registrant)

Date: May 10, 2017	By:	/s/ Moshe Manor
Moshe Manor President and Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2017	By:	/s/ Yossi Maimon
Yossi Maimon Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)

