Form 10-Q
period 2017-06-30
Protalix BioTherapeutics, Inc.
filed 2017-08-09
CIK 1006281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

On August 1, 2017, approximately 133,355,039 shares of the Registrant’s common stock, $0.001 par value, were outstanding.

FORM 10-Q

TABLE OF CONTENTS

		Page

	PART I – FINANCIAL INFORMATION
	Cautionary Statement Regarding Forward-Looking Statements	ii
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets – As of June 30, 2017 (Unaudited) and December 31, 2016	1
	Condensed Consolidated Statements of Operations (Unaudited) – For the Six Months and the Three Months Ended June 30, 2017 and 2016	2
	Condensed Consolidated Statements of Changes in Shareholders’ Equity (Capital Deficiency) (Unaudited) – For the Six Months Ended June 30, 2017 and 2016	3
	Condensed Consolidated Statements of Cash Flows (Unaudited) – For the Six Months Ended June 30, 2017 and 2016	4
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17
Item 4.	Controls and Procedures	18

	PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	19
Item 1A.	Risk Factors	19
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3.	Defaults Upon Senior Securities	19
Item 4.	Mine Safety Disclosures	19
Item 5.	Other Information	19
Item 6.	Exhibits	19

Signatures		22

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

Examples of the risks and uncertainties include, but are not limited to, the following:

•	risks related to the ultimate timing and purchase of alfataliglicerase by Fundação Oswaldo Cruz, or Fiocruz, an arm of the Brazilian Ministry of Health, or the Brazilian MoH, pursuant to the stated purchase intentions of the Brazilian MoH of the stated amounts, if at all;

•	risks related to the successful conclusion of our negotiations with the Brazilian MoH regarding the future purchase of alfataliglicerase;

•	failure or delay in the commencement or completion of our preclinical studies and clinical trials, which may be caused by several factors, including: slower than expected rates of patient recruitment; unforeseen safety issues; determination of dosing issues; lack of effectiveness during clinical trials; inability or unwillingness of medical investigators and institutional review boards to follow our clinical protocols; inability to monitor patients adequately during or after treatment; and or lack of sufficient funding to finance our clinical trials;

•	the risk that the results of our clinical trials will not support the applicable claims of superiority, safety or efficacy and that our product candidates will not have the desired effects or will have undesirable side effects or other unexpected characteristics;

•	risks related to our ability to obtain stockholder approval to increase the number of shares of common stock we are authorized to issue under our certificate of incorporation, as amended;

•	risks relating to our ability to make scheduled payments of the principal of, to pay interest on or to refinance or satisfy conversions of our outstanding convertible notes or any other indebtedness;

•	risks relating to our ability to defease the remaining outstanding 4.5% convertible notes due September 2018 on or prior to June 16, 2018;

•	risks relating to the compliance by Fiocruz with its purchase obligations under our supply and technology transfer agreement, which may result in the termination of such agreement which may have a material adverse effect on our company;

•	the risk that we will not be able to develop a successful sales and marketing organization for taliglucerase alfa in Brazil, or for any other product candidate, in a timely manner, if at all;

ii

•	our dependence on performance by third-party providers of services and supplies, including without limitation, clinical trial services;

•	risks relating to our ability to finance our research programs;

•	delays in preparing and filing applications for regulatory approval of our product candidates in the United States, the European Union and elsewhere;

•	the impact of development of competing therapies and/or technologies by other companies;

•	the risk that products that are competitive to our product candidates may be granted orphan drug status in certain territories and, therefore, one or more of our product candidate may become be subject to potential marketing and commercialization restrictions;

•	risks related to our supply of drug product to Pfizer Inc., or Pfizer, pursuant to our amended and restated exclusive license and supply agreement with Pfizer;

•	risks related to the commercialization efforts for taliglucerase alfa in Brazil;

•	risks related to our supply of drug product to Fiocruz pursuant to our supply arrangement with Fiocruz;

•	risks related to our expectations with respect to the potential commercial value of our product and product candidates;

•	the inherent risks and uncertainties in developing the types of drug platforms and products we are developing;

•	potential product liability risks, and risks of securing adequate levels of product liability and clinical trial insurance coverage;

•	the possibility of infringing a third party’s patents or other intellectual property rights;

•	the uncertainty of obtaining patents covering our products and processes and in successfully enforcing our intellectual property rights against third parties;

•	risks relating to changes in healthcare laws, rules and regulations in the United States or elsewhere; and

•	the possible disruption of our operations due to terrorist activities and armed conflict, including as a result of the disruption of the operations of regulatory authorities, our subsidiaries, our manufacturing facilities and our customers, suppliers, distributors, collaborative partners, licensees and clinical trial sites.

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

iii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

PROTALIX BIOTHERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands)
(Unaudited)

	June 30, 2017	December 31, 2016

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$34,533	$63,281
Accounts receivable – Trade	3,005	693
Other assets	4,081	2,321
Inventories	7,059	5,245
Assets of discontinued operation	213	327
Total current assets	$48,891	$71,867

FUNDS IN RESPECT OF EMPLOYEE RIGHTS UPON RETIREMENT	1,951	1,677
PROPERTY AND EQUIPMENT, NET	8,158	8,703
Total assets	$59,000	$82,247

LIABILITIES NET OF CAPITAL DEFICIENCY

CURRENT LIABILITIES:

Accounts payable and accruals:
Trade	$7,852	$4,007
Other	9,339	7,496
Convertible notes		53,872
Deferred revenues	1,925	837
Total current liabilities	$19,116	$66,212

LONG TERM LIABILITIES:

Convertible notes	53,580	19,343
Liability for employee rights upon retirement	2,671	2,348
Promissory note	4,301	4,301
Total long term liabilities	$60,552	$25,992
Total liabilities	$79,668	$92,204

COMMITMENTS

CAPITAL DEFICIENCY	(20,668)	(9,957)
Total liabilities net of capital deficiency	$59,000	$82,247

The accompanying notes are an integral part of the condensed consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(U.S. dollars in thousands, except share and per share data)
(Unaudited)

	Six Months Ended		Three Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
REVENUES	$9,247	$2,448	$6,358	$1,769
COST OF REVENUES	(7,611)	(2,198)	(5,523)	(1,675)
GROSS PROFIT	1,636	250	835	94
RESEARCH AND DEVELOPMENT EXPENSES (1)	(15,271)	(17,347)	(9,304)	(10,013)
Less – grants	1,816	3,503	478	2,194
RESEARCH AND DEVELOPMENT EXPENSES, NET	(13,455)	(13,844)	(8,826)	(7,819)
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (2)	(5,351)	(4,201)	(2,814)	(2,206)
OPERATING LOSS	(17,170)	(17,795)	(10,805)	(9,931)
FINANCIAL EXPENSES	(5,132)	(1,805)	(3,045)	(901)
FINANCIAL INCOME	1,665	338	40	96
(LOSS) INCOME FROM CHANGE IN FAIR VALUE OF CONVERTIBLE NOTES EMBEDDED DERIVATIVE	(38,061)		14,260
FINANCIAL (EXPENSES) INCOME, NET	(41,528)	(1,467)	11,255	(805)
(LOSS) INCOME FROM CONTINUING OPERATIONS	(58,698)	(19,262)	450	(10,736)
LOSS FROM DISCONTINUED OPERATIONS	-	(189)	-	(117)
NET (LOSS) INCOME FOR THE PERIOD	$(58,698)	$(19,451)	$450	$(10,853)
NET (LOSS) EARNINGS PER SHARE OF COMMON STOCK
BASIC
(Loss) earnings from continuing operations	(0.47)	(0.20)	0.00	(0.11)
Earnings from discontinued operations	-	0.00	-	0.00
Net (loss) earnings per share of common stock	$(0.47)	$(0.20)	$0.00	$(0.11)
DILUTED
Loss from continuing operations	(0.47)	(0.20)	(0.06)	(0.11)
Earnings from discontinued operations	-	0.00	-	0.00
Net loss per share of common stock	$(0.47)	$(0.20)	$(0.06)	$(0.11)
WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK USED IN COMPUTING (LOSS) INCOME PER SHARE
BASIC	126,000,782	99,737,348	127,523,706	99,758,511
DILUTED	126,000,782	99,737,348	192,598,389	99,758,511
(1) Includes share-based compensation	$120	$366	$55	$128
(2) Includes share-based compensation	$96	$236	$43	$99

The accompanying notes are an integral part of the condensed consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
SHAREHOLDERS’ EQUITY (CAPITAL DEFICIENCY)

(U.S. dollars in thousands, except share data)

(Unaudited)

	Common		Additional
	Stock (1)	Common	paid–in	Accumulated
	Number of	Stock	capital	deficit	Total
	shares	Amount
Balance at December 31, 2015	99,800,397	$100	$194,064	$(183,291)	$10,873
Changes during the six-month period ended June 30, 2016:
Share-based compensation related to stock options			534		534
Share-based compensation related to restricted stock award	7,843		68		68
Net loss from continuing operations				(19,262)	(19,262)
Net loss from discontinued operations				(189)	(189)
Balance at June 30, 2016	99,808,240	100	194,666	(202,742)	(7,976)
Balance at December 31, 2016	124,134,085	$124	$202,575	$(212,656)	$(9,957)
Changes during the six-month period ended June 30, 2017:
Share-based compensation related to stock options			216		216
Reclassification of embedded derivative			43,634		43,634
Convertible notes conversions	4,948,821	5	4,132		4,137
Net loss from continuing operations				(58,698)	(58,698)
Balance at June 30, 2017	129,082,906	$129	$250,557	$(271,354)	$(20,668)

*	Represents an amount less than $1.

(1)	Common Stock, $0.001 par value; Authorized – as of June 30, 2017 - 250,000,000 shares and as of June 30, 2016 - 150,000,000 shares.

The accompanying notes are an integral part of the condensed consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

(Unaudited)

	Six months ended
	June 30, 2017	June 30, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(58,698)	$(19,451)
Loss from discontinued operations	-	(189)
Loss from continuing operations	(58,698)	(19,262)
Adjustments required to reconcile net loss to net cash used in operating activities:
Share based compensation	216	602
Depreciation	986	1,006
Financial (income) expenses, net (mainly exchange differences)	56	(167)
Changes in accrued liability for employee rights upon retirement	89	107
Gain on amounts funded in respect of employee rights upon retirement	(19)	(3)
Gain on conversion of convertible notes	(739)	-
Change in fair value of convertible notes embedded derivative	38,061	-
Amortization of debt issuance costs and debt discount	1,141	221
Issuance of shares for interest payment in connection with conversions of convertible notes	634	-
Changes in operating assets and liabilities:
(Decrease) increase in deferred revenues (including non-current portion)	1,088	(127)
Increase in accounts receivable and other assets	(3,538)	(4,952)
Increase in inventories	(1,814)	(300)
Increase in accounts payable and accruals (including long term)	5,378	1,273
Net cash used in continuing operations	(17,159)	(21,602)
Net cash provided by discontinued operations	114	285
Net cash used in operating activities	$(17,045)	$(21,317)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	$(543)	$(575)
Increase in restricted deposit	(343)
Amounts funded in respect of employee rights upon retirement, net	(83)	(84)
Net cash used in investing activities	$(969)	$(659)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net payment for conversion of convertible notes	(10,961)	-
Net cash used in financing activities	(10,961)	-
EFFECT OF EXCHANGE RATE CHANGES ON CASH	$227	$228
NET DECREASE IN CASH AND CASH EQUIVALENTS	(28,748)	(21,748)
BALANCE OF CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	63,281	76,374
BALANCE OF CASH AND CASH EQUIVALENTS AT END OF PERIOD	$34,533	$54,626

The accompanying notes are an integral part of the condensed consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

(Unaudited)

(Continued) - 2

	Six months ended
	June 30, 2017	June 30, 2016
SUPPLEMENTARY INFORMATION ON INVESTING AND FINANCING ACTIVITIES NOT INVOLVING CASH FLOWS:
Purchase of property and equipment	$493	$656
Convertible notes conversions	$3,503

SUPPLEMENTARY DISCLOSURE ON CASH FLOWS
Interest paid	$2,330	$1,553

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

(2) PRX-110, a proprietary plant cell recombinant human Deoxyribonuclease 1, or DNase, under development for the treatment of cystic fibrosis, to be administered by inhalation; and

(3) OPRX-106, the Company’s oral antiTNF product candidate which is being developed as an orally-delivered anti-inflammatory treatment using plant cells as a natural capsule for the expressed protein.

Obtaining marketing approval with respect to any product candidate in any country is directly dependent on the Company’s ability to implement the necessary regulatory steps required to obtain such approvals. The Company cannot reasonably predict the outcome of these activities.

Since its approval by the FDA, taliglucerase alfa has been marketed mainly in the United States by Pfizer as provided in the exclusive license and supply agreement by and between Protalix Ltd. and Pfizer, which is referred to herein as the Pfizer Agreement. In October 2015, the Company entered into an Amended and Restated Exclusive License and Supply Agreement (the “Amended Pfizer Agreement”) which amends and restates the Pfizer Agreement in its entirety. Pursuant to the Amended Pfizer Agreement, the Company sold to Pfizer its share in the collaboration created under the Pfizer Agreement for the commercialization of Elelyso in exchange for a cash payment equal to $36.0 million. As part of the sale, the Company agreed to transfer its rights to Elelyso in Israel to Pfizer while gaining full rights to it in Brazil. Under the Pfizer Agreement, Pfizer and the Company shared revenues and expenses for the development and commercialization of Elelyso on a 60%/40% basis globally, excluding Israel and Brazil. Under the Amended Pfizer Agreement, Pfizer is entitled to all of the revenues, and is responsible for 100% of expenses globally for Elelyso, excluding Brazil where the Company is responsible for all expenses and retains all revenues.

On June 18, 2013, the Company entered into a Supply and Technology Transfer Agreement (the “Brazil Agreement”) with Fiocruz, an arm of the Brazilian MoH, for taliglucerase alfa. Fiocruz’s purchases of Uplyso to date have been significantly below certain agreed upon purchase milestones and, accordingly, the Company has the right to terminate the Brazil Agreement. Notwithstanding the low purchase amounts, the Company is, at this time, continuing to supply Uplyso to Fiocruz under the Brazil Agreement, and patients continue to be treated with Uplyso in Brazil. Approximately 10% of adult Gaucher patients in Brazil are currently treated with Uplyso. The Company is discussing with Fiocruz potential actions that Fiocruz may take to comply with its purchase obligations and, based on such discussions, the Company will determine what it believes to be the course of action that is in the best interest of the Company.

PROTALIX BIOTHERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (continued):

In December 2016, the Company received a letter from Fiocruz regarding an order from the Brazilian MoH to purchase alfataliglicerase to treat Gaucher patients in Brazil. The Brazilian MoH’s order consists of a number of shipments during 2017 for a total of approximately $24.3 million. Shipments started in June 2017 and are expected to continue through the end of the year, in increasing volumes.

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

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2016, filed by the Company with the Commission. The comparative balance sheet at December 31, 2016 has been derived from the audited financial statements at that date.

c.	Net (loss) earnings per share

Basic (loss) earnings per share (“LPS”) are computed by dividing net loss (income) by the weighted average number of shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), outstanding for each period.

Diluted loss per share is calculated by dividing the net income by the weighted-average number of shares of common stock outstanding during each period increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive shares had been issued. Potentially dilutive shares include additional shares issuable upon the assumed conversion of the convertible notes (issued in September 2013 and December 2016).

PROTALIX BIOTHERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (continued):

The loss and weighted average number of shares outstanding used to calculate (loss) earnings per share were as follows:

	Six Months Ended		Three Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Net loss (income) for the period	$(58,698)	$(19,451)	$450	$(10,853)
Financial income, net of convertible notes	-	-	$(11,847)	-
Loss used for the computation of diluted loss per share	$(58,698)	$(19,451)	$(11,397)	$(10,853)
Weighted average shares of common stock outstanding for basic calculation	126,000,782	99,737,348	127,523,706	99,758,511
Weighted average dilutive effect of shares issuable upon conversion of convertible notes	-	-	65,066,683	-
Weighted average dilutive effect of stock options	-	-	8,000	-
Weighted average shares of common stock outstanding for diluted calculation	126,000,782	99,737,348	192,598,389	99,758,511

Diluted LPS is calculated in continuing operations. The calculation of diluted LPS does not include 19,617,149 and 74,087,411 shares of Common Stock underlying outstanding options and restricted shares of Common Stock and shares issuable upon conversion of the convertible notes (issued in September 2013 and December 2016) for the six months ended June 30, 2016 and 2017, respectively, and 19,586,488 of Common Stock for the three months ended June 30, 2016 because the effect would be anti-dilutive. The calculation of diluted LPS does not include 5,059,186 shares of Common Stock underlying outstanding options for the three months ended June 30, 2017, because the effect would be anti-dilutive.

NOTE 2 – INVENTORIES

Inventory at June 30, 2017 and December 31, 2016 consisted of the following:

	June 30,	December 31,
	2017	2016
	(U.S. dollars in thousands)
Raw materials	$3,130	$2,591
Work in progress	444	395
Finished goods	3,485	2,259
Total inventory	$7,059	$5,245

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

As of June 30, 2017, the fair value of the remaining $14.9 million aggregate principal amount of the Company’s outstanding 4.5% convertible promissory notes due 2018, and of the remaining $51.9 million aggregate principal amount of the Company’s outstanding 7.5% secured convertible promissory notes due 2021, is approximately $11.5 million and $75.1 million, respectively, based on a Level 3 measurement.

NOTE 4 – DISCONTINUED OPERATIONS

The Company accounted for the termination of the Pfizer Agreement and the sale of the license as a discontinued operation, in accordance with ASU No. 2014-08. The following assets and liabilities associated with the Company’s discontinued operations have been segregated and classified as assets and liabilities of discontinued operations, as appropriate, in the consolidated balance sheets as of June 30, 2017 and December 31, 2016, respectively:

	June 30, 2017	December 31, 2016
	(U.S. dollars in thousands)
CURRENT ASSETS:
Accounts receivable - Trade	$213	$327
Total current assets of discontinued operations	$213	$327

PROTALIX BIOTHERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4 – DISCONTINUED OPERATIONS (continued):

The following summarizes financial information related to the Company’s discontinued operations in the Company’s consolidated statements of operations for the six months ended June 30, 2017 and June 30, 2016:

	Six months ended June 30,
	2017	2016
	(U.S. dollars in thousands)
REVENUES		$209
COST OF REVENUES		(373)
GROSS PROFIT		(164)
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES		(25)
NET (LOSS) FOR THE PERIOD FROM DISCONTINUED OPERATIONS		$(189)

NOTE 5 – CONVERTIBLE NOTES

All of the Company’s outstanding convertible notes are accounted for using the guidance set forth in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (ASC) 815 requiring that the Company determine whether the embedded conversion option must be separated and accounted for separately. ASC 470-20 regarding debt with conversion and other options requires the issuer of a convertible debt instrument that may be settled in cash upon conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The Company accounts for the 4.5% convertible notes as liability, on an aggregated basis, in their entirety. The conversion feature for the Company’s 7.5% convertible notes is accounted for as a derivative which is bifurcated from the debt host contract and is measured at fair value through the statement of operations. On April 12, 2017, the Company received approval from its stockholders to issue shares of the Company’s Common Stock in excess of 19.9% of the Company’s outstanding shares of Common Stock immediately prior to the closing of the issuance of the Company’s 7.5% convertible notes to settle conversion requests and pay interest on the Company’s issued 7.5% convertible notes. As a result, the Company reclassified the embedded derivative to equity. During the six months ended June 30, 2017 such measurement of the derivative resulted in a non-cash charge to the Company’s statement of operations of $38,061 thousand.

The debt discount and debt issuance costs regarding the issuance of the Company’s outstanding 4.5% convertible notes due 2018 are deferred and amortized over the applicable convertible period (5 years).

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

During the six months ended June 30, 2017, note holders converted approximately $10.8 million aggregate principal amount of the Company’s 7.5% convertible notes into a total of 4,948,821 shares of Common Stock and cash payments equal to approximately $11 million.

NOTE 6 – SUBSEQUENT EVENTS

On July 24, 2017, the Company entered into a note purchase agreement with certain institutional investors relating to the private issuance and sale by the Company of $10 million aggregate principal amount of its 7.5% convertible notes due 2021.

PROTALIX BIOTHERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6 – SUBSEQUENT EVENTS  (continued):

Concurrently with the consummation of the purchase described above, the Company entered into a privately negotiated exchange agreement with certain of its existing note holders holding the Company’s 4.5% convertible note due 2018 to exchange $9 million aggregate principal amount of the Company’s 4.5% convertible notes due 2018 for $8.55 million aggregate principal amount of 4.5% senior convertible notes due 2022.

Interest payments on both the 4.5% senior convertible notes due 2022 and 7.5% convertible notes due 2021 are payable on a semiannual basis, and the initial conversion rate for the both sets of notes is approximately 1,176 shares of Common Stock per $1,000 principal amount, which is equivalent to an initial conversion price of approximately $0.85 per share of Common Stock, and is subject to adjustment in certain circumstances.

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

On June 18, 2013, we entered into a Supply and Technology Transfer Agreement, or the Brazil Agreement, with Fiocruz, an arm of the Brazilian MoH, for taliglucerase alfa.

In December 2016, we received a letter from Fiocruz regarding an order from the Brazilian MoH to purchase alfataliglicerase to treat Gaucher patients in Brazil. The Brazilian MoH’s order consists of a number of shipments during 2017 for a total of approximately $24.3 million. Shipments started in June 2017 and are expected to continue through the end of the year, in increasing volumes. Fiocruz’s purchases of Uplyso to date have been significantly below certain agreed upon purchase milestones and, accordingly, we have the right to terminate the Brazil Agreement. Notwithstanding the low purchase amounts, we are, at this time, continuing to supply Uplyso to Fiocruz under the Brazil Agreement, and patients continue to be treated with Uplyso in Brazil. We are discussing with Fiocruz potential actions that Fiocruz may take to comply with its purchase obligations and, based on such discussions, we will determine what we believe to be the course of action that is in the best interest of our company.

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

Convertible Notes

All outstanding convertible notes are accounted for using the guidance set forth in the Financial Accounting Standards Board, or FASB, Accounting Standards Codification (ASC) 815 requiring that we determine whether the embedded conversion option must be separated and accounted for separately. ASC 470-20 regarding debt with conversion and other options requires the issuer of a convertible debt instrument that may be settled in cash upon conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate. We account for the 4.5% convertible notes as liability, on an aggregated basis, in their entirety. The conversion feature for our 7.5% convertible notes is accounted for as a derivative which is bifurcated from the debt host contract and is measured at fair value through the statement of operations. On April 12, 2017, we received approval from our stockholders to issue shares of our common stock in excess of 19.9% of our outstanding shares of common stock immediately prior to the closing of the issuance of our 7.5% convertible notes to settle conversion requests and pay interest on our issued 7.5% convertible notes. As a result, we reclassified the embedded derivative to equity.

The debt discount and debt issuance costs regarding the issuance of 4.5% convertible notes due 2018 are deferred and amortized over the applicable convertible period (5 years).

Issuance costs regarding the issuance of our 7.5% convertible notes were allocated to the liability, equity component, derivative and shares of common stock based on their relative fair values. Issuance costs that were allocated to liability will be amortized using the effective interest rate, other than issuance costs that were allocated to derivative, which were expensed immediately.

During the six months ended June 30, 2017, note holders converted approximately $10.8 million aggregate principal amount of our 7.5% convertible notes into a total of 4,948,821 shares of our common stock and cash payments equal to approximately $11 million.

Results of Operations

Three months ended June 30, 2017 compared to the three months ended June 30, 2016

Revenues

We recorded revenues of $6.4 million during the three months ended June 30, 2017, an increase of $4.6 million, or 259%, from revenues of $1.8 million for the three months ended June 30, 2016. The increase resulted primarily from an increase in the amount of drug substance sold to Pfizer, and drug product sold to Brazil.

Cost of Revenues

Cost of revenues was $5.5 million for the three months ended June 30, 2017, an increase of $3.8 million, or 230%, from cost of revenues of $1.7 million for the three months ended June 30, 2016. The increase resulted primarily from costs related to the production of drug substance for sale to Pfizer, and of drug product for sale to Brazil.

Research and Development Expenses, Net

Research and development expenses were $9.3 million for the three months ended June 30, 2017, a decrease of $709,000, or 7%, from $10.0 million for the three months ended June 30, 2016.

We expect research and development expenses for our various development programs to continue to be our primary expense.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $2.8 million for the three months ended June 30, 2017, an increase of $608,000, or 28%, from $2.2 million for the three months ended June 30, 2016. The increase resulted primarily from an increase of $459,000 in sales expenses.

Financial Expenses, net

Financial Income, net was $11.3 million for the three months ended June 30, 2017, compared to financial expenses net of $805,000 for the three months ended June 30, 2016. During the three months ended June 30, 2017, financial income included an income of $14.3 million as a result of the re-measurement of the fair value of the 7.5% convertible notes embedded derivative. In addition, financial expenses is composed primarily from interest expense on convertible notes of $1.2 million for the period ended June 30, 2017.

Six months ended June 30, 2017 compared to the six months ended June 30, 2016

Revenues

We recorded revenues of $9.2 million during the six months ended June 30, 2017, an increase of $6.8 million, or 278%, from revenues of $2.4 million for the six months ended June 30, 2016. The increase resulted primarily from an increase in the amount of drug substance sold to Pfizer and drug products sold to Brazil.

Cost of Revenues

Cost of revenues was $7.6 million for the six months ended June 30, 2017, an increase of $5.4 million, or 246%, from cost of revenues of $2.2 million for the six months ended June 30, 2016. The increase resulted primarily from costs related to the production of drug substance for sale to Pfizer, and of drug product for sale to Brazil.

Research and Development Expenses, Net

Research and development expenses were $15.3 million for the six months ended June 30, 2017, a decrease of $2.0 million, or 12%, from $17.3 million for the six months ended June 30, 2016. The decrease resulted primarily from a decrease of $2.2 million in materials used in our development.

We expect research and development expenses for our various development programs to continue to be our primary expense.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $5.4 million for the six months ended June 30, 2017, an increase of $1.2 million, or 27%, from $4.2 million for the six months ended June 30, 2016. The increase resulted primarily from an increase of $762,000 in sales expenses.

Financial Expenses, net

Financial expenses net were $41.5 million for the six months ended June 30, 2017, an increase of $40 million, compared to financial expenses net of $1.5 million for the six months ended June 30, 2016. During the six months ended June 30, 2017, financial expenses included a charge of $38.1 million as a result of the re-measurement of the fair value of the 7.5% convertible notes embedded derivative. In addition, financial expenses is composed primarily from interest expense on convertible notes.

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

In addition to the foregoing, on September 18, 2013, we completed a private placement of $69.0 million in aggregate principal amount of 4.50% convertible notes due 2018, including $9.0 million aggregate principal amount of the of 4.50% convertible notes related to the offering’s initial purchaser’s over-allotment option, which was exercised in full. In December 2016, we completed a private placement of $22.5 million in aggregate principal amount of 7.5% convertible notes due 2021. Finally, on July 25, 2017, we completed a private placement of an additional $10.0 million in aggregate principal amount of 7.5% convertible notes due 2021.

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

Cash Flows

Net cash used in operations was $17 million for the six months ended June 30, 2017. The net loss for the six months ended June 30, 2017 of $58.7 million was further increased by an increase of $3.5 million in accounts receivable and an increase of $1.8 million in inventories, but was partially offset by change of $38 million in the fair value of convertible notes embedded derivative and increase of $5.4 million in accounts payable. Net cash used in investing activities for the six months ended June 30, 2017 was $969,000 and consisted primarily of purchases of property and equipment and an increase in restricted deposit. Net cash used in financing activities for the six months ended June 30, 2017 was $11.0 million and consisted primarily of cash settlement for certain conversions of our convertible notes.

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

Effects of Inflation and Currency Fluctuations

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation has had a material effect on our results of operations during the six months ended June 30, 2017 and June 30, 2016.

Currency fluctuations could affect us through increased or decreased acquisition costs for certain goods and services. We do not believe currency fluctuations have had a material effect on our results of operations during the six months ended June 30, 2017 and June 30, 2016.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of each of June 30, 2017 and June 30, 2016.

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

	Six months ended June 30,		Year ended December 31,
	2017	2016	2016
Average rate for period	3.663	3.863	3.841
Rate at period end	3.496	3.846	3.845

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

Changes in internal controls

There were no changes to our internal controls over financial reporting (as defined in Rules 13a-15f and 15d-15f under the Exchange Act) that occurred during the quarter ended June 30, 2017 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not involved in any material legal proceedings.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities during the three months ended June 30, 2017.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Date	Filed Herewith

3.1	Certificate of Incorporation of the Company	8-K	333-48677	3.1	April 1, 2016

3.2	Amendment to Certificate of Incorporation of the Company	Def 14A	001-33357	Appen. A	July 1, 2016

3.4	Bylaws of the Company	8-K	001-33357	3.2	April 1, 2016

4.1	Form of Restricted Stock Agreement/Notice	8-K	001-33357	4.1	July 18, 2012

4.2	Indenture, dated as of September 18, 2013, between Protalix BioTherapeutics, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee	8-K	001-33357	4.1	September 18, 2013

4.3	Form of 4.50% Convertible Note due 2018	8-K	001-33357	4.2	September 18, 2013

4.4	Indenture, dated as of December 7, 2016, between Protalix BioTherapeutics, Inc. the guarantors party thereto, The Bank of New York Mellon Trust Company, N.A., as trustee and Wilmington Savings Fund Society, FSB, as collateral agent	8-K	001-33357	4.1	December 7, 2016

4.5	Form of 7.50% Convertible Note due 2021 (Issued in 2016 Financing)	8-K	001-33357	4.2	December 7, 2016

4.6	Form of 7.50% Convertible Note due 2021 (Issued in 2016 Exchange)	8-K	001-33357	4.3	December 7, 2016

4.7	4.50% Notes Indenture, dated as of July 24, 2017, by and between Protalix BioTherapeutics, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	001-33357	4.1	July 25, 2017

4.8	First Supplemental Indenture, dated as of July 24, 2017, by and among Protalix BioTherapeutics, Inc., the guarantors party thereto, The Bank of New York Mellon Trust Company, N.A., as trustee, and Wilmington Savings Fund Society, FSB, as collateral agent	8-K	001-33357	4.2	July 25, 2017

4.9	Form of 4.50% Note due 2022 (Issued in 2017 Exchange)	8-K	001-33357	4.4	July 25, 2017

10.1	Note Purchase Agreement, dated of July 24, 2017, by and among Protalix BioTherapeutics, Inc. and the purchasers named therein	8-K	001-33357	10.1	July 25, 2017

10.2	Exchange Agreement, dated of July 24, 2017, by and among Protalix BioTherapeutics, Inc. and the exchanging holders named therein	8-K	001-33357	10.2	July 25, 2017

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Certification of Chief Executive Officer					X

32.2	18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Certification of Chief Financial Officer					X

101.INS	XBRL INSTANCE FILE	X

101.SCH	XBRL SHEMA FILE	X

101.CAL	XBRL CALCULATION FILE	X

101.DEF	XBRL DEFINITION FILE	X

101.LAB	XBRL LABEL FILE	X

101.PRE	XBRL PRESENTATION FILE	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROTALIX BIOTHERAPEUTICS, INC.
(Registrant)

Date: August 9, 2017	By:	/s/ Moshe Manor
Moshe Manor
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2017	By:	/s/ Yossi Maimon
Yossi Maimon
Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)

