Form 10-Q
period 2017-09-30
Protalix BioTherapeutics, Inc.
filed 2017-11-08
CIK 1006281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

On November 1, 2017, approximately 139,727,673 shares of the Registrant’s common stock, $0.001 par value, were outstanding.

FORM 10-Q

TABLE OF CONTENTS

		Page

	PART I – FINANCIAL INFORMATION
	Cautionary Statement Regarding Forward-Looking Statements	ii
Item 1.	Financial Statements	1
	Condensed Consolidated Balance Sheets – As of September 30, 2017 (Unaudited) and December 31, 2016	1
	Condensed Consolidated Statements of Operations (Unaudited) – For the Nine Months and the Three Months Ended September 30, 2017 and 2016	2
	Condensed Consolidated Statements of Changes in Shareholders’ Equity (Capital Deficiency) (Unaudited) – For the Nine Months Ended September 30, 2017 and 2016	3
	Condensed Consolidated Statements of Cash Flows (Unaudited) – For the Nine months ended September 30, 2017 and 2016	4
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16
Item 4.	Controls and Procedures	17

	PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	18
Item 1A.	Risk Factors	18
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 3.	Defaults Upon Senior Securities	18
Item 4.	Mine Safety Disclosures	18
Item 5.	Other Information	18
Item 6.	Exhibits	18

Signatures		21

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

Examples of the risks and uncertainties include, but are not limited to, the following:

•	risks related to the ultimate timing and purchase of alfataliglicerase by Fundação Oswaldo Cruz, or Fiocruz, an arm of the Brazilian Ministry of Health, or the Brazilian MoH, pursuant to the stated purchase intentions of the Brazilian MoH of the stated amounts, if at all;

•	risks related to the successful conclusion of our negotiations with the Brazilian MoH regarding the future purchase of alfataliglicerase;

•	failure or delay in the commencement or completion of our preclinical studies and clinical trials, which may be caused by several factors, including: slower than expected rates of patient recruitment; unforeseen safety issues; determination of dosing issues; lack of effectiveness during clinical trials; inability or unwillingness of medical investigators and institutional review boards to follow our clinical protocols; inability to monitor patients adequately during or after treatment; and or lack of sufficient funding to finance our clinical trials;

•	the risk that the results of our clinical trials will not support the applicable claims of superiority, safety or efficacy and that our product candidates will not have the desired effects or will have undesirable side effects or other unexpected characteristics;

•	risks relating to our ability to manage and manage our relationship with Chiesi Farmaceutici S.p.A., or Chiesi, and any other collaborator, distributor or partner;

•	risks relating to our ability to make scheduled payments of the principal of, to pay interest on or to refinance or satisfy conversions of our outstanding convertible notes or any other indebtedness;

•	risks relating to our ability to defease the remaining outstanding 4.5% convertible notes due September 2018 on or prior to June 16, 2018;

•	risks relating to the compliance by Fiocruz with its purchase obligations under our supply and technology transfer agreement, which may result in the termination of such agreement which may have a material adverse effect on our company;

•	the risk that we will not be able to develop a successful sales and marketing organization for taliglucerase alfa in Brazil, or for any other product candidate, in a timely manner, if at all;

•	our dependence on performance by third-party providers of services and supplies, including without limitation, clinical trial services;

ii

•	risks relating to our ability to finance our research programs;

•	delays in preparing and filing applications for regulatory approval of our product candidates in the United States, the European Union and elsewhere;

•	the impact of development of competing therapies and/or technologies by other companies;

•	the risk that products that are competitive to our product candidates may be granted orphan drug status in certain territories and, therefore, one or more of our product candidate may become be subject to potential marketing and commercialization restrictions;

•	risks related to our supply of drug product to Pfizer Inc., or Pfizer, pursuant to our amended and restated exclusive license and supply agreement with Pfizer;

•	risks related to the commercialization efforts for taliglucerase alfa in Brazil;

•	risks related to our supply of drug product to Fiocruz pursuant to our supply arrangement with Fiocruz;

•	risks related to our expectations with respect to the potential commercial value of our product and product candidates;

•	the inherent risks and uncertainties in developing the types of drug platforms and products we are developing;

•	potential product liability risks, and risks of securing adequate levels of product liability and clinical trial insurance coverage;

•	the possibility of infringing a third party’s patents or other intellectual property rights;

•	the uncertainty of obtaining patents covering our products and processes and in successfully enforcing our intellectual property rights against third parties;

•	risks relating to changes in healthcare laws, rules and regulations in the United States or elsewhere; and

•	the possible disruption of our operations due to terrorist activities and armed conflict, including as a result of the disruption of the operations of regulatory authorities, our subsidiaries, our manufacturing facilities and our customers, suppliers, distributors, collaborative partners, licensees and clinical trial sites.

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

iii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

PROTALIX BIOTHERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands)
(Unaudited)

	September 30, 2017	December 31, 2016

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$33,482	$63,281
Accounts receivable – Trade	7,292	693
Other assets	2,689	2,321
Inventories	7,479	5,245
Assets of discontinued operation	211	327
Total current assets	$51,153	$71,867

FUNDS IN RESPECT OF EMPLOYEE RIGHTS UPON RETIREMENT	1,919	1,677
PROPERTY AND EQUIPMENT, NET	7,986	8,703
Total assets	$61,058	$82,247

LIABILITIES NET OF CAPITAL DEFICIENCY

CURRENT LIABILITIES:

Accounts payable and accruals:
Trade	$8,691	$4,007
Other	11,989	7,496
Convertible notes	5,911	53,872
Deferred revenues		837
Total current liabilities	$26,591	$66,212

LONG TERM LIABILITIES:

Convertible notes	53,625	19,343
Liability for employee rights upon retirement	2,612	2,348
Promissory note	4,301	4,301
Total long term liabilities	$60,538	$25,992
Total liabilities	$87,129	$92,204

COMMITMENTS

CAPITAL DEFICIENCY	(26,071)	(9,957)
Total liabilities net of capital deficiency	$61,058	$82,247

The accompanying notes are an integral part of the condensed consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(U.S. dollars in thousands, except share and per share data)
(Unaudited)

	Nine Months Ended		Three Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
REVENUES	$16,773	$7,118	$7,526	$4,670
COST OF REVENUES	(13,677)	(6,446)	(6,066)	(4,248)
GROSS PROFIT	3,096	672	1,460	422
RESEARCH AND DEVELOPMENT EXPENSES (1)	(22,389)	(23,700)	(7,118)	(6,353)
Less – grants	2,545	4,800	729	1,297
RESEARCH AND DEVELOPMENT EXPENSES, NET	(19,844)	(18,900)	(6,389)	(5,056)
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (2)	(8,187)	(6,215)	(2,836)	(2,014)
OPERATING LOSS	(24,935)	(24,443)	(7,765)	(6,648)
FINANCIAL EXPENSES	(8,809)	(2,715)	(3,680)	(910)
FINANCIAL INCOME	1,670	606	8	268
LOSS FROM CHANGE IN FAIR VALUE OF CONVERTIBLE NOTES EMBEDDED DERIVATIVE	(38,061)
FINANCIAL EXPENSES, NET	(45,200)	(2,109)	(3,672)	(642)
LOSS FROM CONTINUING OPERATIONS	(70,135)	(26,552)	(11,437)	(7,290)
LOSS FROM DISCONTINUED OPERATIONS	-	(189)	-	-
NET LOSS FOR THE PERIOD	$(70,135)	$(26,741)	$(11,437)	$(7,290)
NET LOSS PER SHARE OF COMMON STOCK – BASIC AND DILUTED
Loss from continuing operations	(0.55)	(0.27)	(0.09)	(0.07)
Loss from discontinued operations		(0.00)
Net loss per share of common stock	$(0.55)	$(0.27)	$(0.09)	$(0.07)
WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK USED IN COMPUTING LOSS PER SHARE-BASIC AND DILUTED	128,223,722	99,766,245	132,549,001	99,821,970
(1) Includes share-based compensation	$163	$448	$43	$82
(2) Includes share-based compensation	$128	$317	$32	$81

The accompanying notes are an integral part of the condensed consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
SHAREHOLDERS’ EQUITY (CAPITAL DEFICIENCY)

(U.S. dollars in thousands, except share data)

(Unaudited)

			Additional
	Common	Common	Paid–In	Accumulated
	Stock (1)	Stock	Capital	Deficit	Total
	Number of shares	Amount
Balance at December 31, 2015	99,800,397	$100	$194,064	$(183,291)	$10,873
Changes during the nine-month period ended September 30, 2016:
Share-based compensation related to stock options			697		697
Share-based compensation related to restricted stock award	7,843		68		68
Exercise of options	122,162	*	*		*
Net loss from continuing operations				(26,552)	(26,552)
Net loss from discontinued operations				(189)	(189)
Balance at September 30, 2016	99,930,402	100	194,829	(210,032)	(15,103)
Balance at December 31, 2016	124,134,085	$124	$202,575	$(212,656)	$(9,957)
Changes during the nine-month period ended September 30, 2017:
Share-based compensation related to stock options			291		291
Reclassification of embedded derivative			43,634		43,634
Convertible notes conversions	9,711,235	10	8,771		8,781
Conversion component related to convertible notes issuance			1,315		1,315
Net loss from continuing operations				(70,135)	(70,135)
Balance at September 30, 2017	133,845,320	$134	$256,586	$(282,791)	$(26,071)

*	Represents an amount less than $1.

(1)	Common Stock, $0.001 par value; Authorized – as of September 30, 2017 and 2016 - 250,000,000.

The accompanying notes are an integral part of the condensed consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

(Unaudited)

	Nine months ended
	September 30, 2017	September 30, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(70,135)	$(26,741)
Loss from discontinued operations		(189)
Loss from continuing operations	(70,135)	(26,552)
Adjustments required to reconcile net loss to net cash used in operating activities:
Share based compensation	291	765
Depreciation	1,469	1,489
Financial (income) expenses, net (mainly exchange differences)	13	(375)
Changes in accrued liability for employee rights upon retirement	54	(31)
Gain on amounts funded in respect of employee rights upon retirement	(21)	(3)
Loss on conversion of convertible notes	587	-
Change in fair value of convertible notes embedded derivative	38,061	-
Amortization of debt issuance costs and debt discount	1,710	333
Issuance of shares for interest payment in connection with conversions of convertible notes	1,111	-
Changes in operating assets and liabilities:
Decrease in deferred revenues	(837)	(291)
Increase in accounts receivable and other assets	(6,467)	(1,358)
Decrease (increase) in inventories	(2,234)	907
Increase in accounts payable and accruals	8,698	367
Net cash used in continuing operations	(27,700)	(24,749)
Net cash provided by (used in) discontinued operations	116	(11)
Net cash used in operating activities	$(27,584)	$(24,760)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	$(681)	$(732)
Increase in restricted deposit	(336)
Amounts funded in respect of employee rights upon retirement, net	(68)	7
Net cash used in investing activities	$(1,085)	$(725)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net payment for conversion of convertible notes	(10,961)	-
Net proceeds from issuance of convertible notes	9,542	-
Net cash used in financing activities	(1,419)	-
EFFECT OF EXCHANGE RATE CHANGES ON CASH	$289	$431
NET DECREASE IN CASH AND CASH EQUIVALENTS	(29,799)	(25,054)
BALANCE OF CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	63,281	76,374
BALANCE OF CASH AND CASH EQUIVALENTS AT END OF PERIOD	$33,482	$51,320

The accompanying notes are an integral part of the condensed consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

(Unaudited)

(Continued) – 2

	Nine months ended
	September 30, 2017	September 30, 2016
SUPPLEMENTARY INFORMATION ON INVESTING AND FINANCING ACTIVITIES NOT INVOLVING CASH FLOWS:
Purchase of property and equipment	$666	$642
Convertible notes conversions	$7,668	-

SUPPLEMENTARY DISCLOSURE ON CASH FLOWS
Interest paid	$2,613	$3,105

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

The Company’s product pipeline currently includes, among other candidates:

(1) pegunigalsidase alfa, or PRX-102, a therapeutic protein candidate for the treatment of Fabry disease, a rare, genetic lysosomal disorder;

(2) alidornase alfa, or PRX-110, a proprietary plant cell recombinant human Deoxyribonuclease 1, or DNase, under development for the treatment of Cystic Fibrosis, to be administered by inhalation; and

(3) OPRX-106, the Company’s oral antiTNF product candidate which is being developed as an orally-delivered anti-inflammatory treatment using plant cells as a natural capsule for the expressed protein.

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

PROTALIX BIOTHERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (continued):

In 2017, the Company received a purchase order from the Brazilian MoH for the purchase of approximately $24.3 million of alfataliglicerase for the treatment of Gaucher patients in Brazil. The purchase order consists of a number of shipments in increasing volumes. Shipments started in June 2017.

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

Diluted LPS is calculated in continuing operations. The calculation of diluted LPS does not include 19,572,040 and 76,195,921 shares of Common Stock underlying outstanding options and restricted shares of Common Stock and shares issuable upon conversion of the convertible notes for the nine months ended September 30, 2016 and 2017, respectively, and 19,484,667 and 80,696,070 shares of Common Stock for the three months ended September 30, 2016 and 2017, respectively, because the effect would be anti-dilutive.

NOTE 2 – INVENTORIES

Inventory at September 30, 2017 and December 31, 2016 consisted of the following:

	September 30,	December 31,
	2017	2016
	(U.S. dollars in thousands)
Raw materials	$4,153	$2,591
Work in progress	492	395
Finished goods	2,834	2,259
Total inventory	$7,479	$5,245

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

As of September 30, 2017, the fair value of the remaining $5.9 million in aggregate principal amount of the Company’s outstanding 4.5% convertible promissory notes due 2018, of the remaining $61.9 million in aggregate principal amount of the Company’s outstanding 7.5% secured convertible promissory notes due 2021, and $5.0 million in aggregate principal amount of the Company’s outstanding 4.5% convertible promissory notes due 2022, is approximately $5.6 million, $76.9 million and $5.3 million, respectively, based on a Level 3 measurement. See note 5 for the parameters used in the valuation of fair value.

NOTE 4 – DISCONTINUED OPERATIONS

The Company accounted for the termination of the Pfizer Agreement and the sale of the license as a discontinued operation, in accordance with ASU No. 2014-08. The following assets and liabilities associated with the Company’s discontinued operations have been segregated and classified as assets and liabilities of discontinued operations, as appropriate, in the consolidated balance sheets as of September 30, 2017 and December 31, 2016, respectively:

	September 30, 2017	December 31, 2016
	(U.S. dollars in thousands)
CURRENT ASSETS:
Accounts receivable - Trade	$211	$327
Total current assets of discontinued operations	$211	$327

PROTALIX BIOTHERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4 – DISCONTINUED OPERATIONS (continued):

The following summarizes financial information related to the Company’s discontinued operations in the Company’s consolidated statements of operations for the nine months ended September 30, 2017 and September 30, 2016:

	Nine months ended September 30,
	2017	2016
	(U.S. dollars in thousands)
REVENUES		$209
COST OF REVENUES		(373)
GROSS LOSS		(164)
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES		(25)
NET LOSS FOR THE PERIOD FROM DISCONTINUED OPERATIONS	-	$(189)

NOTE 5 – CONVERTIBLE NOTES

On July 24, 2017, the Company entered into a Note Purchase Agreement with certain institutional investors relating to the private issuance and sale by the Company of $10 million in aggregate principal amount of its 7.5% secured convertible promissory notes due 2021. The 7.5% convertible notes were issued pursuant to the base indenture dated December 7, 2016 (the existing 7.5% convertible notes).

Concurrently with the consummation of the purchase described in the Note Purchase Agreement, the Company entered into a privately negotiated exchange agreement with certain of its existing note holders to exchange $9.0 million in aggregate principal amount of the Company’s 4.5% convertible notes due 2018 for $8.55 million in aggregate principal amount of 4.5% convertible notes due 2022 (the “2017 Exchange Agreement”).

All of the Company’s outstanding convertible notes are accounted for using the guidance set forth in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (ASC) 815 requiring that the Company determine whether the embedded conversion option must be separated and accounted for separately. ASC 470-20 regarding debt with conversion and other options requires the issuer of a convertible debt instrument that may be settled in cash upon conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The Company accounts for the 4.5% convertible notes due 2018, and for the 4.5% convertible notes due 2022, as a liability, on an aggregated basis, in their entirety. The conversion feature for the Company’s existing 7.5% convertible notes is accounted for as a derivative which is bifurcated from the debt host contract and is measured at fair value through the statement of operations. On April 12, 2017, the Company received approval from its stockholders to issue shares of the Company’s Common Stock in excess of 19.9% of the Company’s outstanding shares of Common Stock to settle conversion requests and pay interest on the Company’s issued 7.5% convertible notes. As a result, the Company reclassified the embedded derivative to equity. During the nine months ended September 30, 2017 such measurement of the derivative resulted in a non-cash charge to the Company’s statement of operations of $38,061 thousand. The conversion feature of the 7.5% convertible notes issued in July 2017 is accounted for as equity, which is bifurcated from the debt host contract.

As the terms of the 4.5% convertible notes due 2018 and the 4.5% convertible notes due 2022 are substantially different, the 2017 Exchange Agreement was considered an extinguishment of debt, where the Company used fair value method to account for the 4.5% convertible notes due 2022. The Company recognized a loss of $1.3 million due to the extinguishment.

PROTALIX BIOTHERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5 – CONVERTIBLE NOTES (continued):

The debt discount and debt issuance costs regarding the issuance of the Company’s outstanding 4.5% convertible notes due 2018 are deferred and amortized over the applicable convertible period.

Issuance costs regarding the issuance of the Company’s 7.5% convertible notes were allocated to the liability, equity component, derivative and shares of Common Stock based on their relative fair values. Issuance costs regarding the issuance of the Company's 4.5% convertible notes due 2022 were allocated to the liability.

Issuance costs that were allocated to liability will be amortized using the effective interest rate, other than issuance costs that were allocated to derivative, which were expensed immediately.

During the nine months ended September 30, 2017, note holders converted (i) approximately $10.8 million in aggregate principal amount of the Company’s 7.5% convertible notes into a total of 5,044,484 shares of Common Stock and cash payments equal to approximately $11.0 million and (ii) approximately $3.55 million in aggregate principal amount of the Company’s 4.5% convertible notes due 2022 into a total of 4,666,751 shares of Common Stock.

The Company prepared a valuation of the fair value of the 4.5% convertible notes due 2018, for the 4.5% convertible notes due 2022 and for the 7.5% convertible notes due 2021 (a Level 3 valuation) as of September 30, 2017. The value of these notes were estimated by implementing the binomial model. The liability component was valued based on the Income Approach. The following parameters were used:

(U.S. Dollars in thousands)	4.5% notes due 2018	4.5% notes due 2022	7.5% notes due 2021
Stock price (USD)	0.58	0.58	0.58
Expected term	0.96	4.38	4.13
Risk free rate	1.33%	1.87%	1.83%
Volatility	103.71%	64.73%	66.34%
Yield	11.87%	14.22%	11.30%

NOTE 6 – SUBSEQUENT EVENTS

On October 18, 2017, holders of the Company’s 4.5% convertible notes due 2022 converted all of the remaining $5.0 million face value of the notes in exchange for 5,882,353 shares of Common Stock. Additional shares will be issued in connection with the make-whole premium associated with the converted notes.

On October 17, 2017, Protalix Ltd. entered into an Exclusive License and Supply Agreement with Chiesi, or the Chiesi Agreement, with respect to the development and commercialization of pegunigalsidase alfa, or PRX-102. Under the terms of the Chiesi Agreement, Protalix Ltd. granted to Chiesi exclusive licensing rights for the commercialization of PRX-102 for all markets outside of the United States. Protalix Ltd. maintains the exclusive commercialization rights to PRX-102 in the United States. Protalix Ltd. is entitled to an upfront, non-refundable, non-creditable payment of $25 million from Chiesi in consideration for and as reimbursement of the costs sustained by Protalix Ltd. up to the effective date of the Chiesi Agreement and additional payments of up to $25 million to cover development costs for PRX-102, subject to a maximum of $10 million per year. Protalix Ltd. is also eligible to receive up to an additional $320 million in regulatory and commercial milestone payments. Chiesi will also make tiered payments of 15% to 35% of its net sales to Protalix Ltd., depending on the amount of annual sales, as consideration for the supply of PRX-102.

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

In 2017, we received a purchase order from the Brazilian MoH for the purchase of approximately $24.3 million of alfataliglicerase for the treatment of Gaucher patients in Brazil. The purchase order consists of a number of shipments in increasing volumes. Shipments started in June 2017. Fiocruz’s purchases of Uplyso to date have been significantly below certain agreed upon purchase milestones and, accordingly, we have the right to terminate the Brazil Agreement. Notwithstanding the low purchase amounts, we are, at this time, continuing to supply Uplyso to Fiocruz under the Brazil Agreement, and patients continue to be treated with Uplyso in Brazil. We are discussing with Fiocruz potential actions that Fiocruz may take to comply with its purchase obligations and, based on such discussions, we will determine what we believe to be the course of action that is in the best interest of our company.

We are developing an innovative product pipeline using our ProCellEx protein expression system. Our product pipeline currently includes, among other candidates:

(1) pegunigalsidase alfa, or PRX-102, a therapeutic protein candidate for the treatment of Fabry disease, a rare, genetic lysosomal disorder in humans, currently in an ongoing phase III clinical trials.

(2) alidornase alfa, or PRX-110, a proprietary plant cell recombinant human Deoxyribonuclease 1, or DNase, under development for the treatment of Cystic Fibrosis, to be administered by inhalation. alidornase alfa has successfully completed a phase II efficacy and safety study.

(3) OPRX-106, our oral antiTNF product candidate which is being developed as an orally-delivered anti-inflammatory treatment using plant cells as a natural capsule for the expressed protein. Patient enrollment in our phase II clinical trial of OPRX-106 for the treatment of ulcerative colitis was initiated in the fourth quarter of 2016.

Except for the rights to commercialize taliglucerase alfa worldwide (other than Brazil), which we licensed to Pfizer, and rights for pegunigalsidase outside the United States, which we licensed to Chiesi, we hold the worldwide commercialization rights to all of our proprietary development candidates. In addition, we continuously evaluate potential strategic marketing partnerships as well as collaboration programs with biotechnology and pharmaceutical companies and academic research institutes.

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

Convertible Notes

All outstanding convertible notes are accounted for using the guidance set forth in the Financial Accounting Standards Board, or FASB, Accounting Standards Codification (ASC) 815 requiring that we determine whether the embedded conversion option must be separated and accounted for separately. ASC 470-20 regarding debt with conversion and other options requires the issuer of a convertible debt instrument that may be settled in cash upon conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate. We account for the 4.5% convertible notes due 2018, and the 4.5% convertible notes due 2022, as a liability, on an aggregated basis, in their entirety. The conversion feature for our 7.5% convertible notes issued in December 2016, is accounted for as a derivative which is bifurcated from the debt host contract and is measured at fair value through the statement of operations. On April 12, 2017, we received approval from our stockholders to issue shares of our common stock in excess of 19.9% of our outstanding shares of common stock to settle conversion requests and pay interest on our issued 7.5% convertible notes. As a result, we reclassified the embedded derivative to equity. The conversion feature of the 7.5% convertible notes issued in July 2017 is accounted for as equity.

As the terms of the 4.5% convertible notes due 2018 and the 4.5% convertible notes due 2022 are substantially different, the 2017 Exchange Agreement was considered an extinguishment of debt, where we used fair value to account for the 4.5% convertible notes due 2022. We recognized a loss of $1.3 million due to the extinguishment.

The debt discount and debt issuance costs regarding the issuance of our 4.5% convertible notes due 2018 are deferred and amortized over the applicable convertible period.

Issuance costs regarding the issuance of our 7.5% convertible notes were allocated to the liability, equity component, derivative and shares of common stock based on their relative fair values. Issuance costs regarding the issuance of our 4.5% convertible notes due 2022 were allocated to the liability. Issuance costs that were allocated to liability will be amortized using the effective interest rate, other than issuance costs that were allocated to derivative, which were expensed immediately.

During the nine months ended September 30, 2017, note holders converted (i) approximately $10.8 million in aggregate principal amount of our 7.5% convertible notes into a total of 5,044,484 shares of our common stock and cash payments equal to approximately $11.0 million and (ii) approximately $3.55 million in aggregate principal amount of our 4.5% convertible notes due 2022 into a total of 4,666,751 shares of our common stock.

Results of Operations

Three months ended September 30, 2017 compared to the three months ended September 30, 2016

Revenues

We recorded revenues of $7.5 million during the three months ended September 30, 2017, an increase of $2.9 million, or 61%, from revenues of $4.7 million for the three months ended September 30, 2016. The increase resulted primarily from an increase in the amount of drug substance sold to Pfizer, and drug product sold to Brazil.

Cost of Revenues

Cost of revenues was $6.1 million for the three months ended September 30, 2017, an increase of $1.8 million, or 43%, from cost of revenues of $4.2 million for the three months ended September 30, 2016. The increase resulted primarily from costs related to the production of drug substance for sale to Pfizer, and of drug product for sale to Brazil.

Research and Development Expenses, Net

Research and development expenses were $6.4 million for the three months ended September 30, 2017, an increase of $1.3 million, or 26%, from $5.1 million for the three months ended September 30, 2016. The increase resulted from the advancement of all of our pipeline programs in the clinical trial development plan.

We expect research and development expenses for our various development programs to continue to be our primary expense.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $2.8 million for the three months ended September 30, 2017, an increase of $0.8 million, or 41%, from $2.0 million for the three months ended September 30, 2016. The increase resulted primarily from an increase of $0.3 million in sales expenses.

Financial Expenses, net

Financial expenses, net was $3.7 million for the three months ended September 30, 2017, compared to financial expenses net of $0.6 million for the three months ended September 30, 2016. Financial expenses is comprised primarily from interest expense on convertible notes of $1.2 million for the period ended September 30, 2017. During the three months ended September 30, 2017, we recognized an extinguishment loss of $1.3 million due to convertible notes exchange.

Nine months ended September 30, 2017 compared to the nine months ended September 30, 2016

Revenues

We recorded revenues of $16.8 million during the nine months ended September 30, 2017, an increase of $9.7 million, or 136%, from revenues of $7.1 million for the nine months ended September 30, 2016. The increase resulted primarily from an increase in the amount of drug substance sold to Pfizer and drug products sold to Brazil.

Cost of Revenues

Cost of revenues was $13.7 million for the nine months ended September 30, 2017, an increase of $7.2 million, or 112%, from cost of revenues of $6.4 million for the nine months ended September 30, 2016. The increase resulted primarily from costs related to the production of drug substance for sale to Pfizer, and of drug product for sale to Brazil.

Research and Development Expenses, Net

Research and development expenses were $19.8 million for the nine months ended September 30, 2017, an increase of $0.9 million, or 5%, from $18.9 million for the nine months ended September 30, 2016.

We expect research and development expenses for our various development programs to continue to be our primary expense.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $8.2 million for the nine months ended September 30, 2017, an increase of $2.0 million, or 32%, from $6.2 million for the nine months ended September 30, 2016. The increase resulted primarily from an increase of $1.1 million in sales expenses.

Financial Expenses, net

Financial expenses net were $45.2 million for the nine months ended September 30, 2017, an increase of $43.1 million, compared to financial expenses net of $2.1 million for the nine months ended September 30, 2016. Financial expenses included a charge of $38.1 million as a result of the re-measurement of the fair value of the 7.5% convertible notes embedded derivative. In addition, financial expenses is comprised primarily from interest expense on convertible notes.

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

Cash Flows

Net cash used in operations was $27.6 million for the nine months ended September 30, 2017. The net loss for the nine months ended September 30, 2017 of $70.1 million was partially offset by a change of $38.1 million in the fair value of convertible notes embedded derivative and increase of $8.7 million in accounts payable. Net cash used in investing activities for the nine months ended September 30, 2017 was $1.1 million and consisted primarily of purchases of property and equipment and an increase in restricted deposit. Net cash used in financing activities for the nine months ended September 30, 2017 was $1.4 million and consisted primarily of cash settlement of $11.0 million for certain conversions of our convertible notes which was partially offset by $9.5 million of net proceeds from the issuance of our 7.5% convertible notes.

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

Future Funding Requirements

We expect to continue to incur significant expenditures in the near future, including significant research and development expenses related primarily to the clinical trials of pegunigalsidase alfa, alidornase alfa and OPRX-106, and the advancement of our other product candidates into anticipated later stage clinical trials.

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

Effects of Inflation and Currency Fluctuations

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation has had a material effect on our results of operations during the nine months ended September 30, 2017 and September 30, 2016.

Currency fluctuations could affect us through increased or decreased acquisition costs for certain goods and services. We do not believe currency fluctuations have had a material effect on our results of operations during the nine months ended September 30, 2017 and September 30, 2016.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of each of September 30, 2017 and September 30, 2016.

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

	Nine months ended September 30,		Year ended December 31,
	2017	2016	2016
Average rate for period	3.629	3.844	3.841
Rate at period end	3.529	3.758	3.845

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

Changes in internal controls

There were no changes to our internal controls over financial reporting (as defined in Rules 13a-15f and 15d-15f under the Exchange Act) that occurred during the quarter ended September 30, 2017 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not involved in any material legal proceedings.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities during the three months ended September 30, 2017.

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

PROTALIX BIOTHERAPEUTICS, INC.
(Registrant)

Date: November 8, 2017	By:	/s/ Moshe Manor
Moshe Manor President and Chief Executive Officer (Principal Executive Officer)

Date: November 8, 2017	By:	/s/ Yossi Maimon
Yossi Maimon Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)