Form 10-K
period 2017-12-31
Protalix BioTherapeutics, Inc.
filed 2018-03-06
CIK 1006281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

001-33357

(Commission file number)

PROTALIX BIOTHERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	65-0643773
State or other jurisdiction	(I.R.S. Employer
of incorporation or organization	Identification No.)

2 Snunit Street
Science Park
POB 455
Carmiel, Israel	20100
(Address of principal executive offices)	(Zip Code)

972-4-988-9488

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, par value $0.001 per share	NYSE AMERICAN

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

The aggregate market value of the voting common equity held by non-affiliates of the Registrant, as of June 30, 2017 was approximately $105.4 million, based upon a per share price equal to $0.84, the closing price for shares of the Registrant’s common stock reported by the NYSE American for such date.

On March 1, 2018, approximately 145,569,955 shares of the Registrant’s common stock, par value $0.001 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2018 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than May 1, 2018 and to be delivered to shareholders in connection with the 2018 Annual Meeting of Stockholders, are herein incorporated by reference in Part III of this Form 10-K.

FORM 10-K

 i

PART I

Except where the context otherwise requires, the terms, “we,” “us,” “our” or “the Company,” refer to the business of Protalix BioTherapeutics, Inc. and its consolidated subsidiaries, and “Protalix” or “Protalix Ltd.” refers to the business of Protalix Ltd., our wholly-owned subsidiary and sole operating unit.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The statements set forth under the captions “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors,” and other statements included elsewhere in this Annual Report on Form 10-K, which are not historical, constitute “forward-looking statements” within the meanings of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, including statements regarding expectations, beliefs, intentions or strategies for the future. When used in this report, the terms “anticipate,” “believe,” “estimate,” “expect,” “can,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” and other words or phrases of similar import, as they relate to our company or our subsidiaries or our management, are intended to identify forward-looking statements. We intend that all forward-looking statements be subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance, and we undertake no obligation to update or revise, nor do we have a policy of updating or revising, any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, except as may be required under applicable law. Forward-looking statements are subject to many risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements.

Examples of the risks and uncertainties include, but are not limited to, the following:

•	failure or delay in the commencement or completion of our preclinical studies and clinical trials, which may be caused by several factors, including: slower than expected rates of patient recruitment; unforeseen safety issues; determination of dosing issues; lack of effectiveness during clinical trials; inability or unwillingness of medical investigators and institutional review boards to follow our clinical protocols; inability to monitor patients adequately during or after treatment; and or lack of sufficient funding to finance our clinical trials;

•	the risk that the results of our clinical trials will not support the applicable claims of superiority, safety or efficacy and that our product candidates will not have the desired effects or will have undesirable side effects or other unexpected characteristics;

•	risks relating to our ability to manage our relationship with Chiesi Farmaceutici S.p.A., or Chiesi, and any other collaborator, distributor or partner;

•	risks relating to our ability to make scheduled payments of the principal of, to pay interest on or to refinance or satisfy conversions of our outstanding convertible notes or any other indebtedness;

•	risks relating to our ability to defease the remaining outstanding 4.5% convertible notes on or prior to June 16, 2018;

•	risks relating to the compliance by Fundação Oswaldo Cruz, or Fiocruz, an arm of the Brazilian Ministry of Health, or the Brazilian MoH, with its purchase obligations under our supply and technology transfer agreement, which may have a material adverse effect on our company and may also result in the termination of such agreement;

•	our dependence on performance by third-party providers of services and supplies, including without limitation, clinical trial services;

•	risks relating to our ability to finance our research programs;

•	delays in preparing and filing applications for regulatory approval of our product candidates in the United States, the European Union and elsewhere;

•	the impact of development of competing therapies and/or technologies by other companies;

•	the risk that products that are competitive to our product candidates may be granted orphan drug status in certain territories and, therefore, one or more of our product candidate may become be subject to potential marketing and commercialization restrictions;

•	risks related to our supply of drug product to Pfizer Inc., or Pfizer, pursuant to our amended and restated exclusive license and supply agreement with Pfizer;

•	risks related to the commercialization efforts for taliglucerase alfa in Brazil;

•	risks related to our expectations with respect to the potential commercial value of our product and product candidates;

•	the inherent risks and uncertainties in developing the types of drug platforms and products we are developing;

•	potential product liability risks, and risks of securing adequate levels of product liability and clinical trial insurance coverage;

•	the possibility of infringing a third party’s patents or other intellectual property rights;

•	the uncertainty of obtaining patents covering our products and processes and in successfully enforcing our intellectual property rights against third parties;

•	risks relating to changes in healthcare laws, rules and regulations in the United States or elsewhere; and

•	the possible disruption of our operations due to terrorist activities and armed conflict, including as a result of the disruption of the operations of regulatory authorities, our subsidiaries, our manufacturing facilities and our customers, suppliers, distributors, collaborative partners, licensees and clinical trial sites.

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

We are a biopharmaceutical company focused on the development and commercialization of recombinant therapeutic proteins based on our proprietary ProCellEx® protein expression system. We developed our first commercial drug product, Elelyso®, using our ProCellEx system and we are now focused on utilizing the system to develop a pipeline of proprietary, clinically superior versions of recombinant therapeutic proteins that primarily target large, established pharmaceutical markets and that in most cases rely upon known biological mechanisms of action. With our experience to date, we believe ProCellEx will enable us to develop additional proprietary recombinant proteins that are therapeutically superior to existing recombinant proteins currently marketed for the same indications, including applying the unique properties of our ProCellEx system for the oral delivery of therapeutic proteins.

The following table summarizes our current product candidates and their respective stages of clinical development:

On October 19, 2017, Protalix Ltd., our wholly-owned subsidiary, and Chiesi entered into an Ex-US license and collaboration agreement, which we refer to as the Chiesi Agreement, pursuant to which Chiesi was granted an exclusive, license for all markets outside of the United States to develop and commercialize pegunigalsidase alfa. Pegunigalsidase alfa, or PRX-102, is our chemically modified version of the recombinant protein alpha-Galactosidase-A protein that is currently being evaluated in phase III clinical trials for the treatment of Fabry disease. Under the terms and conditions of the Chiesi Agreement, Protalix Ltd. retained the right to commercialize pegunigalsidase alfa in the United States. Under the Chiesi Agreement, Chiesi made an upfront payment to Protalix Ltd. of $25.0 million in connection with the execution of the agreement and Protalix Ltd. is entitled to additional payments of up to $25 million in development costs, capped at $10 million per year. Protalix Ltd. is also eligible to receive an additional up to $320 million, in the aggregate, in regulatory and commercial milestone payments. Protalix Ltd. and Chiesi have agreed to a specific allocation of the responsibilities for the continued development efforts for pegunigalsidase alfa. Protalix Ltd. will manufacture all of the PRX-102 needed for all purposes under the agreement, subject to certain exceptions, and Chiesi will purchase pegunigalsidase alfa from Protalix, subject to certain terms and conditions. Chiesi will make tiered payments of 15% to 35% of its net sales, depending on the amount of annual sales, as consideration for the supply of pegunigalsidase alfa. The Chiesi Agreement also provides for reimbursement by Chiesi of certain costs to be incurred by Protalix Ltd.

In December 2017, the European Commission granted Orphan Drug Designation for pegunigalsidase alfa for the treatment of Fabry disease. The designation was granted after the EMA’s Committee for Orphan Medicinal Products, or the COMP, issued a positive opinion supporting the designation noting that we had established that there was medically plausible evidence that pegunigalsidase alfa will provide a significant benefit over existing approved therapies in the European Union for the treatment of Fabry disease. The COMP cited clinical and non-clinical justifications we provided to establish the significant benefit of pegunigalsidase alfa, noting that the COMP considered the justifications to constitute a clinically relevant advantage. Orphan Drug Designation for pegunigalsidase alfa qualifies Protalix Ltd. for access to a centralized marketing authorization procedure, including applications for inspections and for protocol assistance. If the orphan drug designation is maintained at the time pegunigalsidase alfa is approved for marketing in the European Union, if at all, we expect that PRX-102 will benefit from 10 years of market exclusivity within the European Union. The market exclusivity will not have any effect on Fabry disease treatments already approved at that time.

In January 2018, FDA granted Fast Track designation to PRX-102. Fast Track designation is a process designed to facilitate the development and expedite the review of drugs and vaccines for serious conditions that fill an unmet medical need.

On May 1, 2012, the FDA approved for sale our first commercial product, taliglucerase alfa for injection, an enzyme replacement therapy, or ERT, for the long-term treatment of adult patients with a confirmed diagnosis of type 1 Gaucher disease. Subsequently, taliglucerase alfa was approved for marketing by the regulatory authorities of other countries. Taliglucerase alfa is called alfataliglicerase in Brazil and certain other Latin American countries, where it is marketed under the name alfataliglicerase. Taliglucerase alfa is marketed under the name Elelyso in other territories.

Since its approval by the FDA, taliglucerase alfa has been marketed by Pfizer, as provided in the exclusive license and supply agreement by and between Protalix Ltd. and Pfizer, which we refer to as the Pfizer Agreement. In October 2015, we entered into an Amended and Restated Exclusive License and Supply Agreement, or the Amended Pfizer Agreement, which amends and restates the Pfizer Agreement in its entirety. Pursuant to the Amended Pfizer Agreement, we sold to Pfizer our share in the collaboration created under the initial Pfizer Agreement for the commercialization of Elelyso in exchange for a cash payment equal to $36.0 million. As part of the sale, we agreed to transfer our rights to Elelyso in Israel to Pfizer, while gaining full rights to Elelyso in Brazil. We will continue to manufacture drug substance for Pfizer, subject to certain terms and conditions. Under the Amended Pfizer Agreement, Pfizer is responsible for 100% of expenses, and entitled to all revenues, globally for Elelyso, excluding Brazil, where we are responsible for all expenses and retain all revenues.

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

In 2017, we received a purchase order from the Brazilian MoH for the purchase of approximately $24.3 million of alfataliglicerase for the treatment of Gaucher patients in Brazil. The purchase order consists of a number of shipments in increasing volumes. Shipments started in June 2017. Fiocruz’s purchases of alfataliglicerase to date have been significantly below certain agreed upon purchase milestones and, accordingly, we have the right to terminate the Brazil Agreement. Notwithstanding, we are, at this time, continuing to supply alfataliglicerase to Fiocruz under the Brazil Agreement, and patients continue to be treated with alfataliglicerase in Brazil. We are discussing with Fiocruz potential actions that Fiocruz may take to comply with its purchase obligations and, based on such discussions, we will determine what we believe to be the course of action that is in the best interest of our company.

Our Strategy

Our strategy centers around prioritizing existing and new pipeline candidates to focus on products that we believe offer a clear competitive advantage over existing treatments. The strategy was the culmination of an intensive review by our management of our internal resources and of the markets in which we expect we can operate. The following highlights the details of the strategic plan as it relates to our development of an innovative product pipeline using our ProCellEx protein expression system.

Pegunigalsidase alfa (PRX-102) for the Treatment of Fabry Disease. pegunigalsidase alfa, or PRX-102, is designed to be an improved enzyme replacement therapy product for the treatment of Fabry disease given its potential for clinically superior outcomes and enhanced safety when compared to currently marketed enzyme replacement therapies. The product candidate is a key focus for us. We are continuing to enroll patients and recruit clinical sites for our phase III clinical trials of PRX-102, and our phase I/II clinical trial remains ongoing in an extension period.

alidornase alfa (PRX-110) for the Treatment of Cystic Fibrosis. alidornase alfa, our proprietary plant cell recombinant human Deoxyribonuclease 1, is under development for the treatment of cystic fibrosis (CF), to be administered by inhalation. alidornase alfa has an actin inhibition resistance that is designed to improve lung function and lower the incidence of recurrent infections by enhancing the enzyme’s efficacy in patients’ sputa. We released the final results of our phase II clinical trial of alidornase alfa for the treatment of CF in April 2017. We are currently studying the final results of the trial and are considering different collaboration alternatives as part of our further development plans.

Oral Anti-TNF (OPRX-106) Anti Inflammatory. Oral anti-TNF represents a novel mode of administering a recombinant anti-TNF protein. It is under development as an orally-delivered anti-inflammatory treatment using plant cells as a natural capsule for the expressed protein. Currently, the first 14 patients have completed our phase II proof of concept efficacy study of OPRX-106 for the treatment of ulcerative colitis, and four patients are currently in treatment and follow-up. The trial is evaluating key efficacy endpoints including clinical response and remission utilizing the Mayo score, as well as safety and pharmacokinetics. Interim data generated from the first 14 patients that completed the trial was released in January 2018. We expect to release complete results by the end of March, 2018. Upon review of the final proof of concept data, we intend to identify and collaborate with a well-suited partner for further development.

Potential Pipeline Candidates. We aim to expand our pipeline by leveraging the advantages of our proprietary ProCellEx protein expression technology. The focus is expected to be on biologics with significantly improved clinical profiles than the currently marketed proteins for these indications. Biosimilars will not be a market on which we focus, and will only be considered in the case of proteins that are highly difficult to express or that represent opportunities for early market entry arising from the intellectual property advantages arising from ProCellEx.

Except for the rights to commercialize taliglucerase alfa worldwide (other than Brazil), which we licensed to Pfizer, and the rights to PRX-102 which we licensed to Chiesi for territories outside the United States, we hold the worldwide commercialization rights to all of our proprietary development candidates. We continuously evaluate potential strategic marketing partnerships as well as collaboration programs with biotechnology and pharmaceutical companies and academic research institutes.

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

We have successfully demonstrated the feasibility of our ProCellEx system through: (i) the FDA’s approval of taliglucerase alfa, and its subsequent approval by other regulatory authorities; (ii) the clinical and preclinical studies we have performed to date, including the positive efficacy and safety data in our clinical trials for taliglucerase alfa, pegunigalsidase alfa, alidornase alfa and OPRX-106 for the treatment of ulcerative colitis; (iii) preclinical results in well-known models in our enzyme for each of Fabry disease, DNase and antiTNF; and (iv) by expressing, on an exploratory, research scale, many additional complex therapeutic proteins belonging to different drug classes, such as enzymes, hormones, monoclonal antibodies, cytokines and vaccines. The therapeutic proteins we have expressed to date in research models have produced the intended composition and similar or superior biological activity compared to their respective human-equivalent proteins. Moreover, several of such proteins demonstrated advantageous biological activity when compared to the biotherapeutics currently available in the market to treat the applicable disease or disorder. We believe that the FDA’s approval of taliglucerase alfa represents a strong proof-of-concept of our ProCellEx system and plant cell-based protein expression technology. We also believe that the significant benefits of our ProCellEx system, if further substantiated in clinical trials and in the successful commercialization of taliglucerase alfa and our other product candidates, have the potential to transform the industry standard for the development of complex therapeutic proteins.

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

Potential ability to administer active therapeutic proteins orally. We are using ProCellEx to produce active recombinant proteins through oral administration of plant cells expressing biotherapeutic proteins. In such method, an enzyme is naturally encapsulated within plant cells genetically engineered to express the targeted enzyme. Plant cells have the unique attribute of a cellulose cell wall which makes them resistant to enzyme degradation when passing through the digestive tract. The plant cell itself serves as a delivery vehicle, once released and absorbed, to transport an enzyme in active form to the bloodstream. If proven effective, this would be the first time an enzyme will be administered orally rather than through intravenous therapy. To date we have completed successful preclinical animal studies for oral GCD and oral antiTNF, and early clinical trials of oral GCD in Gaucher patients. In addition, we have completed a phase IIa proof of concept trial of oral antiTNF as well as a phase I clinical trial of oral antiTNF in healthy volunteers.

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

We have licensed to Pfizer the worldwide rights to Elelyso with the exception of Brazil, a market where we have retained own full rights.

Our Pipeline Drug Candidates

PRX-102 for the Treatment of Fabry Disease

We are developing PRX-102, our proprietary plant cell expressed chemically modified version of the recombinant alpha-GAL-A protein, a therapeutic enzyme, for the treatment of Fabry disease, a rare genetic lysosomal storage disorder. We believe that PRX-102 has the potential to be a significantly improved version of the currently marketed Fabry disease enzymes, Fabrazyme® and Replagal®, with improved activity in the Fabry disease target organs and significantly longer half-life due to higher stability, which together can potentially lead to improved substrate clearance and significantly lower formation of antibodies, as observed in our phase I/II clinical trial in Fabry patients. We believe that the treatment of Fabry disease is a specialty clinical niche with the potential for high growth as there is a significant unmet medical need for Fabry disease treatments.

Fabry Disease Background

Fabry disease is a serious, life-threatening condition. It is a disease or condition associated with morbidity that has a substantial impact on survival, day-to-day function, and the likelihood that the disease, if left untreated, will progress from a less severe condition to a more serious one. Fabry disease is an X-linked multisystem lysosomal storage disorder caused by the absence or reduction of α-galactosidase-A (α-Gal-A) activity, which is a lysosomal enzyme that catalyzes the hydrolysis of globotriaosylceramide (Gb3) from oligosaccharides, glycoproteins and glycolipids. The absence or reduction of this enzymatic activity leads to the progressive accumulation of glycolipids, especially Gb3, in capillary endothelial cells, podocytes, tubular cells, glomerular endothelial cells, mesangial cells, interstitial cells, cardiomyocytes, fibroblasts, and neurons. The accumulation of glycosphingolipids (e.g., Gb3) leads to chronic pain, skin lesions, cardiac, deficiencies, and, in particular, renal involvement. End-stage renal failure and cardiomyopathy often lead to early death in Fabry patients. Fabry disease causes substantial reduction in life-expectancy, by an average of 15 years in female patients and 20 years in male patients, compared to the general population.

Current Treatments of Fabry Disease

Currently there are two enzyme replacement therapies drugs available on the market to treat Fabry disease. Fabrazyme, marketed by Genzyme Corporation (acquired by Sanofi), is approved for the treatment of Fabry disease in the United States and the European Union. Sanofi reported €722 million (approximately $865 million) in worldwide sales of Fabrazyme in 2017. The other approved enzyme replacement therapy for the treatment of Fabry disease in the European Union is Replagal, which is marketed by Shire. Shire reported $472 million in sales of Replagal in 2017. In April 2016, GalafoldTM, a chaperone therapy manufactured by Amicus Therapeutics, Inc., or Amicus, was approved in the European Union as a monotherapy for Fabry disease in patients with amenable mutations. Galafold has also been accepted for marketing in a number of other countries. Amicus reported revenues of approximately $36 million in sales of Galafold in 2017.

PRX-102 Development Program

In October 2016, the first patient was dosed in our global phase III clinical trial of PRX-102 for the treatment of Fabry disease. Over 40 sites are currently participating in this trial. The phase III efficacy and safety clinical trial, which we refer to as the BALANCE Study, is a multi-center, randomized, double-blind, active control study of PRX-102 in Fabry patients with impaired renal function. The trial is designed to enroll 78 patients previously treated with Fabrazyme (agalsidase beta) with a stable dose for at least six months. Enrolled patients are randomized to continue treatment with 1 mg/kg of either Fabrazyme or PRX-102, at a 2:1 ratio of PRX-102 to Fabrazyme, respectively. Patients are to be treated via intravenous (IV) infusions every two weeks. The sites are recruiting adult symptomatic Fabry patients with plasma and/or leucocyte alpha galactosidase activity (by activity assay) less than 30% mean normal levels. All patients must have had treatment with a dose of 1 mg/kg agalsidase beta per infusion every two weeks for at least one year. In addition, to be included in the trial, patients need to have certain eGFR values and a meaningful decline in annualize eGFR slope.

The primary endpoint for the BALANCE study, which was agreed with both the FDA and the EMA, is the comparison in the rate of decline of eGFR slope between Fabrazyme and PRX-102. At 12 months, we intend to conduct an interim analysis to test for non-inferiority to support an anticipated regulatory filing with the EMA. At the same time, we intend to approach the FDA to request its review of the then totality of data. Notwithstanding, patients enrolled in the study will continue to be treated for a total of 24 months, at which point the data will be analyzed to test for superiority, which is the original guidance we received from the FDA.

Concurrently with the BALANCE study, we are also performing a supportive phase III clinical trial of PRX-102, which we refer to as the BRIDGE Study. The BRIDGE study is an open-label, single-arm, switchover study to assess the efficacy and safety of PRX-102 in Fabry patients currently treated with Replagal. The trial is designed to enroll 22 patients. The objective of the study is to generate safety and efficacy data of patients switched from Replagal to PRX-102 over a 12-month period. The endpoints of the study are safety, mean annualized change (slope) in eGFR, pain, plasma lyso GB3, immunogenicity and Quality of Life.

In addition to the BALANCE and BRIDGE studies, we are performing a third clinical trial to evaluate the safety and efficacy of administering 2 mg/kg of PRX-102 once monthly in Fabry patients. PRX-102 with a 2 mg/kg dose was found to be safe and well tolerated with no formation of antibodies in our phase I/II clinical trial of PRX-102 for the treatment of Fabry disease. Additionally, in our phase I/II clinical trial, 2 mg/kg of PRX-102 demonstrated approximately a 40 times higher circulatory half-life compared with other enzyme replacement therapies, and, as demonstrated in a Fabry mice model, with materially higher active enzyme reaching target organs affected by Fabry disease. Pharmacokinetic (PK) analysis and modeling from the phase I/II clinical trial indicate that PRX-102 levels at the second week after infusion remain 10 times higher than published Fabrazyme levels at the day of infusion. Moreover, the amount of PRX-102 in the circulation at weeks three and four, are higher than those of Fabrazyme during the two-week treatments. These results provide strong rationale for the clinical evaluation of a once-monthly dosing.

We plan to enroll up to 30 Fabry patients currently treated with an approved enzyme replacement therapy in this study. A safety and efficacy evaluation will occur at 12 months with additional long term follow-up.

Phase I/II Clinical Data

Our phase I/II clinical trial of PRX-102, which we completed in 2015, was a worldwide, multi-center, open label, dose ranging study to evaluate the safety, tolerability, pharmacokinetics, immunogenicity and efficacy parameters of PRX-102 in adult Fabry patients. Sixteen adult naive Fabry patients (9 male and 7 female) completed the trial, each in one of three dosing groups, 0.2 mg/kg, 1mg/kg and 2mg/kg. Each patient received intravenous infusions of PRX-102 every two weeks for 12 weeks, with efficacy follow-up after six-month and twelve-month periods. All patients that completed the trial opted to continue to receive 1 mg/kg of PRX-102 in an open-label, 60-month extension study under which all patients have been switched to receive 1 mg/kg of the drug, the selected dose for our phase III studies of PRX-102.

The data set forth below was recorded at 24 months from 11 patients enrolled and treated in the long-term open-label extension trial. Patients who did not continue in the extension trial included female patients who became or planned to become pregnant, and therefore were unable to continue in accordance with the study protocol, and patients that relocated to a location where treatment was not available under the clinical study.

Efficacy

•	Lyso Gb3 levels decreased approximately 90% from baseline (see Figure 1);

•	Renal function remained stable with mean eGRF levels of 108.02 and 107.20 at baseline and 24 months, respectively with a modest annual eGFR slope of -2.1; (see Figure 2)

•	An improvement across all the gastrointestinal symptoms evaluated, including severity and frequency of abdominal pain and frequency of diarrhea, were noted (see Figure 1);

•	Cardiac parameters, including LVM, LVMI and EF, remained stable with no cardiac fibrosis development detected;

•	In conclusion, an improvement of over 40% in disease severity was shown as measured by the Mainz Severity Score Index (MSSI), a score compiling the different elements of the disease severity including neurological, renal and cardiovascular parameters; and

•	An improvement was noted in each of the individual parameters of the MSSI.

Figure 1. Continuous reductions observed over 24 months

Figure 2. Continuous clinical stability observed over 24 months

Safety

•	The majority of adverse events were mild to moderate in severity, and transient in nature;

•	During the first 12 months of treatment, only three of 16 patients (less than 19%) formed anti-drug antibodies (ADA), of which two of these patients (less than 13%) had neutralizing antibodies;

•	Importantly, however, the ADAs turned negative for all three of these patients following 12 months of treatment; and

•	The ADA positivity effect had no observed impact on the safety, efficacy or continuous biomarker reduction of PRX-102.

alidornase Alfa (PRX-110) for the Treatment of Cystic Fibrosis

alidornase alfa is our proprietary plant cell recombinant form of human deoxyribonuclease I (DNase I) that we are developing for the treatment of CF, to be administered by inhalation. DNase I cleaves extracellular DNA and thins the thick mucus that accumulates in the lungs of CF patients. Currently, Pulmozyme® is the only DNase I commercially available, with annual sales of approximately CHF 730 million (approximately $748 million) in sales for 2017 according to public reports by F. Hoffman-La Roche Ltd.

In vitro studies with PRX-110 demonstrated improved enzyme kinetics, significantly reduced sensitivity to inhibition by actin and improved ex vivo efficacy when compared to Pulmozyme. Preclinical studies of alidornase alfa administered by inhalation showed substantial enzymatic activity in lungs.

We designed alidornase alfa, through chemical modification, to be resistant to inhibition by actin so as to improve lung function and lower the incidence of recurrent infections by enhancing the enzyme’s efficacy in patients’ sputa. Actin, a potent inhibitor of DNase, is found in high concentration in CF patients’ sputum. As demonstrated in Figure 3, the activity of alidornase alfa, as demonstrated in in vitro studies, remains almost with no change in the relevant actin concentration found in CF patients while Pulmozyme is degraded significantly.

Figure 3. Actin and DNase concentrations in human sputum tested in in vitro assays; Rheology Data Analysis in in human sputum samples

In addition, alidornase alfa has demonstrated improved disease parameters in human models sputum testing when compared to the currently marketed product. In particular, alidornase alfa has demonstrated a reduction in mucus viscosity in human sputum samples when compared to the currently marketed product. See Figure 3.

alidornase alfa Development Program

We completed a phase I clinical trial of alidornase alfa with 18 healthy volunteers in which alidornase alfa was found to be safe and tolerable.

In July 2016 we commenced a phase IIa clinical trial of alidornase alfa for the treatment of CF, and we released the final results of the study in April 2017. Sixteen patients were enrolled in the study, all of whom completed the study. The phase II trial was a 28-day switchover study to evaluate the safety and efficacy of alidornase alfa in CF patients previously treated with Pulmozyme (currently the only commercially available DNase therapy). Participation in the trial was preceded by a two-week washout period from Pulmozyme before treatment with alidornase alfa via inhalation.

The primary efficacy results show that treatment with alidornase alfa resulted in clinically meaningful lung function improvement, as demonstrated by a mean absolute increase in the percent predicted forced expiratory volume in one second (ppFEV1) of 3.4 points from baseline. Moreover, a mean absolute increase in ppFEV1 of 2.8 points was also observed in patients participating in the trial when compared to measurements taken from patients at initiation before the switch from Pulmozyme to alidornase alfa. See Figure 4.

Figure 4. Phase II trial demonstrates clinically meaningful lung function improvement

A commercially available small molecule CFTR modulator for the treatment of CF has reported a mean absolute increase in ppFEV1 of 2.5 from baseline in its registration clinical study. This score was achieved while 74% of the patients participating in the trial of the CFTR modulator were also treated with the modulator on top of Pulmozyme. While this marketed CFTR addresses a certain mutation applicable to less than 50% of CF patients, alidornase alfa is being developed to treat all CF patients.

Sputa available DNA samples were analyzed for approximately half of the patients. A mean reduction of over 70% in DNA content from baseline was observed, and a mean reduction of over 90% from baseline was observed for sputa visco-elasticity. Correlation between improvement in sputa parameters and pulmonary function was observed. See Figure 5.

Figure 5. Decrease in sputum DNA content and sputum viscosity upon alidornase alfa treatment initiation

In addition, an in vitro study of alidornase alfa demonstrated a significant inhibition of Pseudomonas Aeruginosa, with alidornase alfa treated colonies reduced by over 50%, compared to baseline. Pseudomonas, strains of bacteria that are widely found in the environment, are a major cause of lung infections in CF patients. Chronic pulmonary infection is a leading cause of morbidity and mortality in CF patients, despite the aggressive use of antibiotics, and Pseudomonas is the most prevalent organism in the airway colonization of CF patients.

PK analysis performed indicated alidornase alfa is not absorbed into a patient’s circulatory system, suggesting higher levels of alidornase alfa remains available in the patient’s lungs. This provides further support for the potential that alidornase alfa may offer additional efficacy to CF patients.

The above-mentioned material decrease in visco-elasticity and DNA presence in CF patients’ sputa, coupled with the significant inhibition of Pseudomonas and higher levels of alidornase alfa available in the patients’ lungs, provides further supportive evidence of improved lung function after treatment with alidornase alfa, as demonstrated by the increase in FEV1.

alidornase alfa was well tolerated with no serious adverse events reported.

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

OPRX-106 Development Program

OPRX-102 for the treatment of ulcerative colitis is currently the subject of a phase IIa clinical trial. The first patient was enrolled in the trial in November 2016. The phase II clinical trial is a randomized, open label, 2-arm study of OPRX-106 in patients with active mild to moderate ulcerative colitis. A total of 24 patients were enrolled and randomized to receive 2 mg or 8 mg of OPRX-106, administered orally, once daily, for 8 weeks. Currently, the first 14 patients have completed the study, and four patients are currently in treatment and follow-up.  The trial evaluated key efficacy endpoints including clinical response and remission utilizing the Mayo score, as well as safety and pharmacokinetics. Interim data generated from the first 14 patients that completed the trial was released in January 2018. The interim data demonstrates that 57% of the patients achieved clinical response and 36% achieved clinical remission at week 8. In the rectal bleeding analysis, a sub category of the Mayo score, 79% of those patients show an improvement. In addition, the majority of those patients show improvement in the study’s additional efficacy endpoints, with 86% of the patients achieved an improvement in calprotectin, a protein biomarker present in the feces indicating intestinal inflammation, and 64% have an improved Geboes score, a histopathological scoring for the assessment of disease activity in ulcerative colitis. We except to release complete results by the end of March, 2018.

For purposes of the study, clinical response at week 8 is defined as a decrease in the Mayo score of at least 3 points and either a decrease in the sub-score for rectal bleeding of at least 1 point from baseline, or rectal bleeding sub-score of 0 or 1. Clinical remission at week 8 is defined as clinically symptom free, a Mayo score ≤ 2, with no individual sub-score exceeding 1 point after treatment.

Treatment was well tolerated and the majority of adverse events have been mild to moderate and transient in nature, with headaches being the most common. No immunosuppression was evident.

The results from our phase I clinical trial of OPRX-106 demonstrated that the drug was safe and well tolerated, and showed biological activity in the gut. The phase I clinical trial was a randomized, parallel-design, open-label study designed to evaluate the safety and pharmacokinetics of OPRX-106 in healthy volunteers. The trial enrolled 14 subjects that were randomized to one of three dosing cohorts receiving OPRX-106 doses equivalent to 2mg, 8mg or 16mg Tumor Necrosis Factor receptor-Fc fusion protein. Subjects received once daily oral administrations for five consecutive days. The results demonstrated that oral administration of OPRX-106 is safe and well tolerated. No major side effects were noted, and no suppression of the immune system was observed. Regulatory T cell activation showing biological activity in the gut was observed. Fluorescence-activated cell sorting analysis (FACS) was performed using various antibodies for surface markers, and it was observed that all three dosages of OPRX-106 promoted the induction of various subsets of T cells, some of which are correlated with anti-inflammatory response.

Commercialization Agreement with Chiesi Farmaceutici

On October 19, 2017, Protalix Ltd. and Chiesi entered into the Chiesi Agreement pursuant to which Chiesi was granted an exclusive, license for all markets outside of the United States to develop and commercialize pegunigalsidase alfa. Protalix Ltd. retained the right to commercialize pegunigalsidase alfa in the United States. Chiesi made an upfront payment to Protalix Ltd. of $25.0 million in connection with the execution of the agreement and Protalix Ltd. is entitled to additional payments of up to $25 million in development costs, capped at $10 million per year. Protalix Ltd. is also eligible to receive an additional up to $320 million, in the aggregate, in regulatory and commercial milestone payments. Protalix Ltd. and Chiesi have agreed to a specific allocation of the responsibilities for the continued development efforts for pegunigalsidase alfa. Protalix Ltd. agreed to manufacture all of the PRX-102 needed for all purposes under the agreement, subject to certain exceptions, and Chiesi will purchase pegunigalsidase alfa from Protalix, subject to certain terms and conditions. Chiesi is required to make tiered payments of 15% to 35% of its net sales, depending on the amount of annual sales, as consideration for the supply of pegunigalsidase alfa. The Chiesi Agreement also provides for reimbursement by Chiesi of certain costs to be incurred by Protalix Ltd.

We are required to pay a royalty equal to 3% of the PRX-102-related revenues Chiesi records under the Chiesi Agreement to the National Authority for Technological Innovation, or NATI.

Technology Transfer Agreement with Fiocruz

Our Brazil Agreement became effective in January 2014. The technology transfer is designed to be completed in four stages and is intended to transfer to Fiocruz the capacity and skills required for the Brazilian government to construct its own manufacturing facility, at its sole expense, and to produce a sustainable, high-quality, and cost-effective supply of taliglucerase alfa. The initial term of the technology transfer is seven years. The agreement contains certain purchase commitments by Fiocruz. If Fiocruz fails to comply with the purchase commitments, we may terminate the agreement, and all of our rights to the technology will be returned.

In 2017, we received a purchase order from the Brazilian MoH for the purchase of approximately $24.3 million of alfataliglicerase for the treatment of Gaucher patients in Brazil. The purchase order consists of a number of shipments in increasing volumes. Shipments started in June 2017. Fiocruz’s purchases of alfataliglicerase to date have been significantly below certain agreed upon purchase milestones and, accordingly, we have the right to terminate the Brazil Agreement. Notwithstanding, we are, at this time, continuing to supply alfataliglicerase to Fiocruz under the Brazil Agreement, and patients continue to be treated with alfataliglicerase in Brazil. We are discussing with Fiocruz potential actions that Fiocruz may take to comply with its purchase obligations and, based on such discussions, we will determine what we believe to be the course of action that is in the best interest of our company.

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

Intellectual Property

We maintain a proactive intellectual property strategy which includes patent filings in multiple jurisdictions, including the United States and other commercially significant markets. As of December 31, 2017, we held, or had license rights to, 69 patents and 58 pending patent applications with respect to various compositions, methods of production and methods of use relating to our ProCellEx protein expression system and our proprietary product pipeline. Of the above, one is a joint patent, eight are joint patent applications, and one is a licensed patent application.

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

We issued a series of 7.5% convertible notes in December 2016 and July 2017, which are guaranteed by our subsidiaries and secured by perfected liens on all of our material assets, primarily consisting of our intellectual property assets, including a stock pledge of our foreign subsidiaries in favor of the holders of outstanding 7.5% convertible notes.

As of December 31, 2017, our patent portfolio consisted of several patent families (consisting of patents and/or patent applications) covering our technology, protein expression methodologies and system and product candidates, as follows:

•	With respect to our ProCellEx protein expression system, we held nine issued patents and seven patent applications relating to the large scale production of proteins in cultured plant cells. The issued patents and any patents to issue in the future based on pending patent applications in this patent family, if at all, are expected to expire in 2028. One patent relating to a separate family, covering methods for culturing and harvesting plant cells and/or tissues in consecutive cycles is expected to expire in 2025.

•	We held a patent family containing 24 issued patents and one patent application in India, South Africa, Russian Federation, Australia, China, the United States, Ukraine, Singapore, Japan, Europe, Hong Kong, Mexico, Korea, Canada, Brazil and Israel relating to the production of recombinant glycosylated lysosomal proteins in our plant culture platform, including taliglucerase alfa, and uses of these proteins and cells containing these proteins for the treatment of lysosomal disorders. The issued patents and any patents to issue in the future based on pending patent applications in this patent family, if at all, are expected to expire in 2024.

•	We held a patent family containing three granted patents relating to a system and method for production of antibodies in a plant cell culture, and antibodies produced in such a system. The issued patents in this patent family are expected to expire in 2025.

•	We held a patent family containing four issued patents in Europe, South Africa, Australia and Israel, and one pending patent application relating to a new method for delivering active recombinant proteins systemically through oral administration of transgenic plant cells. The issued patents and any patents to issue in the future based on patent applications in this patent family, if at all, are expected to expire in 2026.

•	We held a patent family containing five granted patents in the United States, Europe, South Africa, Israel and Australia, relating to saccharide containing protein conjugates. The issued patents and any patents to issue in the future based on the patent applications in this patent family, if at all, are expected to expire in 2028.

•	We held a patent family containing four granted patents in Japan, United States, Europe and China, and six pending patent applications relating to Nucleic Acid construct for expression of alpha-galactosidase enzyme in plants and plant cells. The patents to issue in the future based on the patent applications in this patent family, if at all, are expected to expire in 2031.

•	We held a patent family containing 16 granted patents in Europe, United States, Australia, Japan, Russian Federation, China, Hong Kong, Singapore, New Zealand and South Africa, and eight pending patent applications relating to multimeric protein structures of α-galactosidase and to uses thereof in treating Fabry disease. The issued patents and any patents to issue in the future based on the patent applications in this patent family, if at all, are expected to expire in 2031.

•	We held three patent families containing two granted patents in the United States and six pending applications relating to plant recombinant human DNase I and uses in therapy. The patents to issue in the future based on these patent applications, if at all, are expected to expire in 2033.

•	We held a a patent family containing 11 patent applications relating to chemically modified plant recombinant human DNase I and uses in therapy. The patents to issue in the future based on this patent application, if at all, are expected to expire in 2036.

•	We held three families containing 10 patent applications relating to plant recombinant TNF alpha inhibitor polypeptides. The patents to issue in the future based on these patent applications, if at all, are expected to expire in 2034/2035.

•	Our patent portfolio includes a patent that we co-own that covers human glycoprotein hormone and chain splice variants, including isolated nucleic acids encoding these variants. More specifically, this patent covers a new splice variant of human FSH. This patent was issued in the United States and is expected to expire in 2024.

•	We co-own and have an exclusive license to a patent family, containing eight pending applications, that covers use of plant cells expressing a TNF alpha polypeptide inhibitor in therapy. The patents to issue in the future based on these patent applications, if at all, are expected to expire in 2034.

•	We have licensed the rights to a United States patent application covering oral composition comprising a TNF antagonist. The patents to issue in the future based on this application, if at all, are expected to expire in 2034.

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

Manufacturing

We use our current facility, which has approximately 20,000 sq/ft of clean rooms built according to industry standards, to develop, process and manufacture pegunigalsidase alfa, taliglucerase alfa and other recombinant proteins. Pegunigalsidase alfa and our other drug product candidates, as well as taliglucerase alfa, must be manufactured in a sterile environment and in compliance with cGMPs set by the FDA and other relevant foreign regulatory authorities. We are currently producing Fabry drug substance for our phase III and other clinical trials, as well as the manufacture of the taliglucerase alfa we need in the near future, included the taliglucerase alfa to be purchased by Pfizer under the Pfizer Agreement. In addition, we intend to use our manufacturing space to produce all of the drug substance needed in connection with the clinical trials for our product candidates.

In 2017, the FDA approved the Supplemental New Drug Application (sNDA) we submitted to allow us to convert our manufacturing facility from a single dedicated product facility to a multi-product facility. We expect that the conversion will allow us to realize potentially significant operational savings. Our facility’s current capacity can serve all of our current and expected commercial and clinical needs, and we believe it will be sufficient to serve our production needs for the anticipated commercialization of PRX-102.

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

There are two approved ERTs for the treatment of Fabry disease; Fabrazyme which is marketed by Genzyme and Replagal, which is marketed by Shire. Fabrazyme is available in the United States and the European Union. Replagal is available in the European Union and certain other territories outside the United States. In addition, we are aware of other late clinical stage, early clinical stage and experimental drugs which are being developed for the treatment of Fabry disease by Amicus Therapeutics, Inc. and other companies. In addition, in May 2016, Galafold™ (migalastat), an oral small molecule pharmacological chaperone marketed by Amicus was approved in the European Union and other countries, but not in the United States, as a first line therapy for long-term treatment of adults and adolescents aged 16 years and older with a confirmed diagnosis of Fabry disease and who have an amenable mutation.

With respect to alidornase alfa, we face competition from Genentech Inc., a member of the Roche Group, which markets Pulmozyme.

With respect to PRX-106, we face competition from AbbVie Inc. (Humira), Johnson & Johnson and Merck & Co. (Remicade) and Pfizer and Amgen Inc. (Enbrel). In addition, we are aware of other clinical stage, early clinical stage and experimental antiTNF drugs.

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

The FDA has a fast track program that is is designed to facilitate the development and expedite the review of drugs to treat serious conditions and fill an unmet medical need, the purpose being to make important new drugs available to patients earlier. A drug candidate that receives Fast Track designation from the FDA is eligible for some or all of the following: more frequent meetings with the FDA to discuss the drug’s development plan and ensure collection of appropriate data needed to support drug approval; more frequent written communication from the FDA about such things as the design of the proposed clinical trials; eligibility for the FDA’s Accelerated Approval and Priority Review, if relevant criteria are met; and eligibility for Rolling Review, which allows a drug company to submit completed sections of its BLA or NDA for review by the FDA, rather than waiting until every section of the BLA or NDA is completed before the entire application can be reviewed. BLA or NDA review usually does not begin until the drug company has submitted the entire application to the FDA. We used the Rolling Review option for our taliglucerase alfa NDA, which we completed in April 2010.

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

General Corporate Tax Structure in Israel

The income of Protalix Ltd., other than income from “Approved Enterprises,” is taxed in Israel at the regular rates which were 26.5% for fiscal year 2015, 25% in 2016 and 24% in 2017.

In January 2016, the Law for the Amendment of the Income Tax Ordinance (No. 216) was published, enacting a reduction of corporate tax rate beginning in 2016 and thereafter, from 26.5% to 25%. In December 2016, the Economic Efficiency Law (Legislative Amendments for Implementing the Economic Policy for the 2017 and 2018 Budget Year), 2016 was published, introducing a gradual reduction in corporate tax rate from 25% to 23%. However, the law also included a temporary provision setting the corporate tax rate in 2017 at 24%. As a result, the corporate tax rate was 24% in 2017 and will be 23% in 2018 and thereafter.

Capital gains on the sale of assets are subject to capital gains tax according to the corporate tax rate in effect in the year which the assets are sold.

Law for the Encouragement of Capital Investments, 1959

The Law for the Encouragement of Capital Investments, 1959, as amended, or the Investment Law, provides certain incentives for capital investments in a production facility (or other eligible assets). Generally, an investment program that is implemented in accordance with the provisions of the Investment Law, referred to as an “Approved Enterprise,” is entitled to benefits. These benefits may include cash grants from the Israeli government and tax benefits, based upon, among other things, the location of the facility in which the investment is made and specific elections made by the grantee.

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

Encouragement of Industrial Research, Development and Technology Innovation Law, 1984

To date, Protalix Ltd. has received grants from the OCS under the Israeli Law for the Encouragement of Industrial Research, Development and Technology Innovation, 1984, and related regulations, or the Research Law. On January 1, 2016, the Israeli government established NATI which replaced many of the functions of the Office of the Chief Scientist of the Israeli Department of Labor, or the OCS. For purposes of clarity, references to NATI will include the OCS. NATI grants are made available to finance of a portion of Protalix Ltd.’s research and development expenditures in Israel. As of December 31, 2017, NATI approved grants in respect of Protalix Ltd.’s continuing operations totaling approximately $50.9 million, measured from inception. Protalix Ltd. is required to repay up to 100% of grants actually received (plus interest at the LIBOR rate applied to the grants received on or after January 1, 1999) to NATI through payments of royalties at a rate of 3% to 6% of the revenues generated from NATI-funded project, depending on the period in which revenues were generated. As of December 31, 2017, Protalix Ltd. either paid or accrued royalties payable of $8.7 million and Protalix Ltd.’s contingent liability to NATI with respect to grants received was approximately $42.2 million.

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

The State of Israel does not own intellectual property rights in technology developed with NATI funding and there is no restriction on the export of products manufactured using technology developed with NATI funding. The technology is, however, subject to transfer of technology and manufacturing rights restrictions as described above. For a description of such restrictions, please see “Risk Factors—Risks Relating to Our Operations in Israel.” NATI approval is not required for the export of any products resulting from the research or development or for the licensing of any technology in the ordinary course of business.

Law for the Encouragement of Industry (Taxes), 1969

We believe that Protalix Ltd. currently qualifies as an “Industrial Company” within the meaning of the Law for the Encouragement of Industry (Taxes), 1969, or the Industry Encouragement Law. The Industry Encouragement Law defines “Industrial Company” as a company resident in Israel and incorporated in Israel, that derives 90% or more of its income in any tax year (other than specified kinds of passive income such as capital gains, interest and dividends) from an “Industrial Enterprise” operating in Israel (including Judea & Samaria territories and the Gaza strip), that it owns. An “Industrial Enterprise” is defined as an enterprise whose major activity in a given tax year is industrial production.

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

Employees

As of December 31, 2017, we had 190 employees, of whom 21 have a Ph.D. or an M.D.in their respective scientific fields. We believe that our relations with these employees are good. We believe that our success will greatly depend on our ability to identify, attract and retain capable employees. The Israeli Ministry of Labor and Welfare is authorized to make certain industry-wide collective bargaining agreements, or Expansion Orders, that apply to types of industries or employees including ours. These agreements affect matters such as cost of living adjustments to salaries, length of working hours and week, recuperation, travel expenses, and pension rights. Otherwise, our employees are not represented by a labor union or represented under a collective bargaining agreement. See “Risk Factors—We depend upon key employees and consultants in a competitive market for skilled personnel. If we are unable to attract and retain key personnel, it could adversely affect our ability to develop and market our products.”

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

Human clinical trials are very expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. The clinical trial process is also time-consuming. Other than taliglucerase alfa, all of our other drug candidates, including pegunigalsidase alfa, are in the clinical, preclinical or research stages and will take at least several years to complete. Preliminary and initial results from a clinical trial do not necessarily predict final results, and failure can occur at any stage of the trial. We may encounter problems that cause us to abandon or repeat preclinical studies or clinical trials. Failure or delay in the commencement or completion of our clinical trials may be caused by several factors, including:

•	slower than expected rates of patient recruitment, particularly with respect to trials of rare diseases such as Fabry disease;
•	determination of dosing issues;
•	unforeseen safety issues;
•	lack of effectiveness during clinical trials;
•	disagreement by applicable regulatory bodies over our trial protocols, our the interpretation of data from preclinical studies or clinical trials or conduct and control of clinical trials;
•	determination that the patient population participating in a clinical trial may not be sufficiently broad or representative to assess efficacy and safety for our target population;
•	inability to monitor patients adequately during or after treatment;
•	inability or unwillingness of medical investigators and institutional review boards to follow our clinical protocols; and
•	lack of sufficient funding to finance the clinical trials.

Any failure or delay in commencement or completion of any clinical trials of pegunigalsidase alfa or our other product candidates will have a material adverse effect on our business, results of operations and financial condition. In addition, we or the FDA or other regulatory authorities may suspend any clinical trial at any time if it appears that we are exposing participants in the trial to unacceptable safety or health risks or if the FDA or such other regulatory authorities, as applicable, find deficiencies in our IND submissions or the conduct of the trial. Any suspension of a clinical trial may have a material adverse effect on our business, results of operations and financial condition.

We may find it difficult to enroll patients in our clinical trials, which could cause significant delays in the completion of such trials or may cause us to abandon one or more clinical trials.

Some of the diseases or disorders that our drug candidates are intended to treat, such as Fabry disease, are relatively rare and we expect only a subset of the patients with these diseases to be eligible for our clinical trials. Our clinical trials generally mandate that a patient cannot be involved in another clinical trial for the same indication. Therefore, subjects that participate in ongoing clinical trials for products that are competitive with our drug candidates are not available for our clinical trials. An inability to enroll a sufficient number of patients for our ongoing phase III clinical trials of pegunigalsidase alfa, or for any of our other current or future clinical trials, would result in significant delays or may require us to abandon one or more clinical trials altogether, which will have a material adverse effect on our business, results of operations and financial condition.

If the results of our clinical trials do not support our claims relating to a drug candidate, or if serious side effects are identified, the completion of development of such drug candidate may be significantly delayed or we may be forced to abandon development altogether, which will significantly impair our ability to generate product revenues.

The results of our clinical trials with respect to any drug candidate might not support our claims of superiority, safety or efficacy, the effects of our drug candidates may not be the desired effects or may include undesirable side effects or the drug candidates may have other unexpected characteristics.  Further, success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and the results of later clinical trials may not replicate the results of prior clinical trials and preclinical testing. Data obtained from tests are susceptible to varying interpretations which may delay, limit or prevent regulatory approval. The clinical trial process may fail to demonstrate that our drug candidates are safe for humans and effective for indicated uses. In addition, our clinical trials, particularly with respect to pegunigalsidase alfa, may involve specific and small patient populations. Results of early clinical trials conducted on a small patient population may not be indicative of future results. Adverse or inconclusive results may cause us to abandon a drug candidate and may delay development of other drug candidates. Any delay in, or termination of, our clinical trials will delay the filing of NDAs and BLAs with the FDA, or other filings with other foreign regulatory authorities, and, ultimately, significantly impair our ability to commercialize our drug candidates and generate product revenues which would have a material adverse effect on our business, results of operations and financial condition.

Patients may discontinue their participation in our clinical trials which may negatively impact the results of these studies and extend the timeline for completion of our development programs.

Patients enrolled in our clinical trials may discontinue their participation at any time during the study as a result of a number of factors, including withdrawing their consent, experiencing adverse clinical events, which may or may not be judged related to our drug candidates under evaluation, or due to planned or actual pregnancies. The discontinuation of patients in any one of our studies may delay the completion of the study or cause the results from the study not to be positive or to not support a filing for regulatory approval of the applicable drug candidate, which would have a material adverse effect on our business, results of operations and financial condition.

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

Orphan drug designation may not ensure that we will enjoy market exclusivity in any jurisdiction. If any of our other competitors are able to obtain orphan drug exclusivity for any products that are competitive with our products, we may be precluded from selling or obtaining approval of our competing products by the applicable regulatory authorities for a significant period of time.

In the United States, the European Union and other countries, a drug may be designated as having orphan drug status, subject to certain conditions. There can be no assurance that a drug candidate that receives orphan drug designation will receive orphan drug marketing exclusivity and more than one drug can have orphan designation for the same indication. In addition, the orphan drug designation granted to pegunigalsidase alfa by the EMA does not affect Fabry disease treatments that preexist the approval of pegunigalsidase alfa, if at all.

Foreign regulations regarding orphan drugs are similar to those in the United States but there are several differences. For example, the exclusivity period in the European Union is generally 10 years. From time to time, we may apply to the FDA or any comparable foreign regulatory authority for orphan drug designation for any one or more of our drug candidates. Other than pegunigalsidase alfa which was granted orphan drug designation by the EMA, none of our drug candidates have been designated as an orphan drug and there is no guarantee that the FDA or any other regulatory authority will grant such designation in the future. In addition, neither orphan drug designation nor orphan drug exclusivity prevents competitors from developing or marketing different drugs for the relevant indication. Even if we obtain orphan drug exclusivity for one or more indications for one of our drug candidates, we may not be able to maintain the exclusivity. For example, if a competitive product that is the same drug or biologic as one of our drug candidates is shown to be clinically superior to the drug candidate, any orphan drug exclusivity granted to the drug candidate will not block the approval of the competitive product.

If any drug receives orphan drug exclusivity in any jurisdiction for the same indication of any of our drug candidates, we may be prevented from attaining a similar designation with respect to our drug candidate or from marketing the drug candidate in the jurisdiction during the applicable exclusivity period, which will have a material adverse effect on our business, results of operations and financial condition.

The fast track designation for pegunigalsidase alfa for the treatment of Fabry disease may not lead to a faster development or regulatory review or approval process or increase the likelihood that pegunigalsidase alfa will receive regulatory approval for the treatment of Fabry disease.

In January 2018, the FDA granted Fast Track designation to pegunigalsidase alfa for the treatment of Fabry disease. A drug that receives Fast Track designation from the FDA is eligible for certain benefits. However, fast track designation does not increase the likelihood that pegunigalsidase alfa will receive regulatory approval for the treatment of Fabry disease. Further, despite the designation, we may not experience a faster development process, review or approval compared to applications considered for approval under conventional FDA procedures. In addition, the FDA is entitled to withdraw the Fast Track designation of a drug candidate at any time. Any failure to realize the benefits of fast track designation may have a material adverse effect on our business, results of operations and financial condition.

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

Our operations have been limited to organizing and staffing our company, acquiring, developing and securing our proprietary technology and undertaking, through third parties, preclinical trials and clinical trials of our principal drug candidates. To date, our phase III clinical trial of taliglucerase alfa is the only phase III study we have completed. These operations provide a limited basis for investors to assess our ability to commercialize our drug candidates and whether to invest in our company.

We currently depend heavily on the success of pegunigalsidase alfa. Any failure to commercialize pegunigalsidase alfa, or the experience of significant delays in doing so, will have a material adverse effect on our business, results of operations and financial condition.

We are investing a significant portion of our efforts and financial resources in the development of pegunigalsidase alfa and our ability to generate significant product revenues in the future, will depend heavily on the successful development and commercialization of pegunigalsidase alfa. The successful commercialization of pegunigalsidase alfa will depend on several factors, including the following:

•	successful completion of our ongoing studies of pegunigalsidase alfa;
•	Chiesi’s efforts under the Chiesi Agreement;
•	obtaining marketing approvals from the FDA, the EMA and other foreign regulatory authorities;
•	maintaining the cGMP compliance of our manufacturing facility or establishing manufacturing arrangements with third parties;
•	the successful audit of our facilities by the FDA and other foreign regulatory authorities;
•	our development of a successful sales and marketing organization for pegunigalsidase in the United States;
•	the availability of reimbursement to patients from healthcare payors for pegunigalsidase alfa, if approved;
•	a continued acceptable safety and efficacy profile of pegunigalsidase alfa following approval; and
•	other risks described in these Risk Factors.

Any failure to commercialize pegunigalsidase alfa or the experience of significant delays in doing so will have a material adverse effect on our business, results of operations and financial condition.

Any failure by us to supply drug substance to Pfizer may have a material adverse effect on our business, results of operations and financial condition.

Under the Amended Pfizer Agreement, we have agreed, for the first 10-year period after the execution of the agreement, to sell drug substance to Pfizer for the production of Elelyso, and Pfizer maintains the right to extend the supply period for up to two additional 30-month periods subject to certain terms and conditions. As part of that obligation, we agreed to substantial financial penalties in case we fail to comply with the supply commitments, or are delayed in doing so. The amounts of the penalties depend on when any such failure occurs and for how long it persists, if at all, and other considerations. Any failure to comply with the supply commitments under the Amended Pfizer Agreement may have a material adverse effect on our business, results of operations and financial condition.

Our strategy, in certain cases, is to enter into collaboration agreements with third parties to leverage our ProCellEx system to develop product candidates. If we fail to enter into these agreements or if we or the third parties do not perform under such agreements or terminate or elect to discontinue the collaboration, it could have a material adverse effect on our revenues.

Our strategy, in certain cases, is to enter into arrangements with pharmaceutical companies to leverage our ProCellEx system to develop additional product candidates. Under these arrangements, we may grant to our partners rights to license and commercialize pharmaceutical products developed under the applicable agreements, as we have done with pegunigalsidase alfa. Our partners may control key decisions relating to the development of the products and we may depend on our partners’ expertise and dedication of sufficient resources to develop and commercialize our product candidates. The rights of our partners limit our flexibility in considering alternatives for the commercialization of our product candidates. If we or any of our current or future partners breach or terminate the agreements that make up such arrangements, our partners otherwise fail to conduct their obligations under such arrangements in a timely manner, there is a dispute about their obligations or if either party terminates the applicable agreement or elects not to continue the arrangement, we may not enjoy the benefits of the agreements or receive a sufficient amount of royalty or milestone payments from them, if any, which may have a material adverse effect on our business, results of operations and financial condition.

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

Our ProCellEx protein expression system is based on our proprietary plant cell-based expression technology. The success of our business is dependent upon the successful development and approval of our product and product candidates produced through this technology. Although taliglucerase alfa and all of our product candidates are produced through ProCellEx, the technology remains novel. Accordingly, the technology remains subject to certain risks. Mammalian cell-based protein expression systems have been used in connection with recombinant therapeutic protein expression for more than 30 years and are the subject of a wealth of data; in contrast, there is not a significant amount of data generated regarding plant cell-based protein expression and, accordingly, plant cell-based protein expression systems may be subject to unknown risks. In addition, the protein glycosilation pattern created by our protein expression system is not identical to the natural human glycosilation pattern and, although to date clinical data for up to five years, and commercial data for an additional five years, on taliglucerase alfa has not demonstrated any sign of any effect, the longer term effect of the protein glycosilation pattern created by our protein expression system on human patients, if any, is still unknown. Lastly, as our protein expression system is a new technology, we cannot always rely on existing equipment; rather, there is a need to design custom-made equipment and to generate specific growth media for the plant cells which may not be available at favorable prices, if at all. Any material problems with the technology underlying our plant cell-based protein expression system may have a material adverse effect on our business, results of operations and financial condition.

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

We rely on third parties for final processing of taliglucerase alfa, pegunigalsidase alfa and our product candidates, which exposes us to a number of risks that may delay development, regulatory approval and commercialization of taliglucerase alfa and our other product candidates or result in higher product costs.

We have no experience in the final filling and freeze drying steps of the drug manufacturing process. We have engaged a European contract manufacturer to act as an additional source of fill and finish activities for taliglucerase alfa and pegunigalsidase alfa, and have engaged other parties for our product candidates. We currently rely primarily on other third-party contractors to perform the final manufacturing steps for taliglucerase alfa on a commercial scale. We may be unable to identify manufacturers and/or replacement manufacturers on acceptable terms or at all because the number of potential manufacturers is limited and the FDA and other regulatory authorities, as applicable, must approve any manufacturer and/or replacement manufacturer, including us, and we or any such third party manufacturer might be unable to formulate and manufacture our drug products in the volume and of the quality required to meet our clinical and commercial needs. If we engage any contract manufacturers, such manufacturers may not perform as agreed or may not remain in the contract manufacturing business for the time required to supply our clinical or commercial needs. In addition, contract manufacturers are subject to the rules and regulations of the FDA and comparable foreign regulatory authorities and face the risk that any of those authorities may find that they are not in compliance with applicable regulations. Each of these risks, if realized, could delay our clinical trials, the approval, if any, of taliglucerase alfa and our other potential drug candidates by the FDA and other regulatory authorities, or the commercialization of taliglucerase alfa and our other drug candidates or could result in higher product costs or otherwise deprive us of potential product revenues.

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

We work with medical experts, biologists, chemists and other scientists at academic and other institutions, and consultants who assist us in our research, development, regulatory and commercial efforts, including the members of our scientific advisory board. These scientists and consultants have provided, and we expect that they will continue to provide, valuable advice regarding our programs. These scientists and consultants are not our employees, may have other commitments that would limit their future availability to us and typically will not enter into non-compete agreements with us. If a conflict of interest arises between their work for us and their work for another entity, we may lose their services. In addition, we will be unable to prevent them from establishing competing businesses or developing competing products. For example, if a key scientist acting as a principal investigator in any of our clinical trials identifies a potential product or compound that is more scientifically interesting to his or her professional or academic interests, his or her availability to remain involved in our clinical trials could be restricted or eliminated, which may have a material adverse effect on our business, results of operations and financial condition.

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

Our NOLs, as of December 31, 2017, are equal to approximately $207 million, of which approximately $23 million may be restricted under Section 382 of the Internal Revenue Code of 1986, as amended, or the “Code.” Section 382 of the Code imposes limitations on a corporation’s ability to utilize NOLs to offset taxable income if the corporation experiences an “ownership change.” In general terms, an “ownership change” may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50% over a three-year period. In the event that an ownership change has occurred (including as a result of conversion of our outstanding convertible notes into shares of our common stock), or were to occur, utilization of our NOLs would be subject to an annual limitation under Section 382, which is generally the fair market value of the pre-change entity multiplied by the long-term tax exempt rate, which is published monthly by the U.S. Internal Revenue Service.

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

Our certificate of incorporation currently authorizes the issuance of 250,000,000 shares of common stock and 100,000,000 shares of preferred stock, par value $0.0001 per share, for a total of 350,000,000 shares of capital stock. As of December 31, 2017, a total of approximately 4.9 million shares of common stock are reserved for issuance upon the exercise of outstanding stock options under our 2006 Stock Incentive Plan, as amended, and a total of 2,554,075 shares of common stock are reserved for issuance in connection with future grants of stock options and/or future issuances of shares under the plan. In addition, approximately 81.6 million shares of common stock are reserved for issuance upon the conversion of our outstanding convertible notes. After taking into account the total number of shares of common stock issued and outstanding, in addition to the aggregate number of shares of common stock reserved for future issuance as described above, approximately 6.9% of our authorized shares of common stock remain available to be issued or reserved for issuance as of the date of this report.

We currently intend to solicit the approval of our stockholders at our upcoming 2018 annual meeting of stockholders to increase the number of authorized shares. Absent the approval, we are left without sufficient, authorized shares of common stock to pursue a variety of other business and financial objectives without further action of the stockholders (except when required by applicable law or regulation). As a result, a delay in securing, or a failure to secure, stockholder approval to amend our certificate of incorporation would seriously jeopardize the financial viability of the Company. Unless and until we attain the approval of our stockholders to increase the number of authorized shares, our ability to manage our capital needs is restricted which may have a material adverse effect on our business, results of operations and financial condition.

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

We may fail to meet the continued market capitalization-based listing requirement or other continued listing requirements of The NYSE American.

The stock market in general, and the market for life sciences companies in particular, have experienced extreme price and volume fluctuations that may have been unrelated or disproportionate to the operating performance of the listed companies. There have been dramatic fluctuations in the market prices of securities of biotechnology companies. These price fluctuations may be rapid and severe and may leave investors little time to react. Broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance. Sharp drops in the market price of our common stock expose us to securities class-action litigation. The trading price of our common stock has been volatile and has been subject to wide price fluctuations in response to various factors, many of which are beyond our control. The volatility of our stock price has from time to time in recent periods affected our market capitalization. Stock price fluctuations that adversely affect our market capitalization may result in a failure to meet the continued market capitalization-based listing requirement for The NYSE American, which would require us to take steps to gain compliance with alternate listing standards or take remedial steps to bring us into compliance. A failure to maintain or regain compliance with applicable listing standards could adversely affect the liquidity of our common stock.

We currently have no significant product revenues and may need to raise additional capital to operate our business, which may not be available on favorable terms, or at all, and which will have a dilutive effect on our stockholders.

To date, we have not generated significant revenues from product sales and only minimal revenues from research and development services and other fees, other than the milestone and other payments we have received in connection with our agreements with Pfizer and Chiesi. For the years ended December 31, 2017, 2016 and 2015, we had net losses from continuing operations of $47.3 million, excluding a one-time, non-cash net charge of $38 million in connection with the remeasurement of a derivative, $29.2 million and $27.3 million, respectively, primarily as a result of expenses incurred through a combination of research and development activities and expenses supporting those activities, which includes share-based compensation expense. Drug development and commercialization is very capital intensive. We fund all of our operations and capital expenditures from the revenues we generate from licensing fees and grants, the net proceeds of equity and debt offerings and other sources. Based on our current plans, expectations and capital resources, we believe that our cash and cash equivalents will be sufficient to enable us to meet our planned operating needs for at least 12 months. However, changes may occur that could consume our existing capital at a faster rate than projected, including, among others, the cost and timing of regulatory approvals, changes in the progress of our research and development efforts and the costs of protecting our intellectual property rights.

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

Risks Related to Investing in our Common Stock

The market price of our common stock may fluctuate significantly.

The market price of our common stock may fluctuate significantly in response to numerous factors, some of which are beyond our control, such as:

•	the progress and results of our ongoing studies regarding pegunigalsidase alfa and our other product candidates;
•	announcements regarding partnerships or collaborations by us or our competitors;
•	purchases of alfataliglicerase in Brazil;
•	developments concerning intellectual property rights and regulatory approvals;
•	the announcement of new products or product enhancements by us or our competitors;
•	variations in our and our competitors’ results of operations;
•	changes in earnings estimates or recommendations by securities analysts;
•	developments in the biotechnology industry; and
•	general market conditions and other factors, including factors unrelated to our operating performance.

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

If our existing stockholders or their distributees sell substantial amounts of our common stock in the public market, including shares of our common stock issuable upon conversion of our outstanding convertible notes, the market price of our common stock could decrease significantly. The perception in the public market that our existing stockholders might sell shares of common stock could also depress the trading price of our common stock. Any such sales of our common stock in the public market may affect the price of our common stock.

A substantial majority of our outstanding shares of our common stock are freely tradable without restriction or further registration under the federal securities laws, unless owned by our affiliates. In addition, we may sell additional shares of our common stock in the future to raise capital and a substantial number of shares of our common stock are reserved for issuance upon the exercise of stock options and upon conversion of our outstanding convertible notes. We cannot predict the size of future issuances, if any. At December 31, 2017, there were outstanding options to purchase common stock issued covering approximately 4.9 million shares of our common stock with a weighted average exercise price of $3.59 per share. Also at December 31, 2017, there were approximately 2.6 million shares of common stock available for future for issuance in connection with future grants of incentives under our amended 2006 stock incentive plan and approximately 81.1 million shares of common stock reserved for issuance upon conversion of our outstanding convertible notes. The issuance and sale of substantial amounts of common stock, or the perception that such issuances and sales may occur, could adversely affect the market price of our common stock and impair our ability to raise capital through the sale of additional equity securities.

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

Our common stock is listed for trade on both the NYSE American and the TASE. Dual-listing may result in price variations between the exchanges due to a number of factors. First, our common stock is traded in U.S. dollars on the NYSE American and in NIS on the TASE. In addition, the exchanges are open for trade at different times of the day and on different days. For example, the TASE opens generally during Israeli business hours, Sunday through Thursday, while the NYSE American opens generally during U.S. business hours, Monday through Friday. The two exchanges also have differing vacation schedules. Differences in the trading schedules, as well as volatility in the exchange rate of the two currencies, among other factors, may result different trading prices for our common stock on the two exchanges. Other external influences may have different effects on the trading price of our common stock on the two exchanges.

Directors and executive officers own a significant percentage of our capital stock, and they may make decisions that an investor may not consider to be in the best interests of our stockholders.

Our directors and executive officers, principal stockholders and affiliated entities beneficially own, in the aggregate, approximately 4.0% of our common stock, as of February 15, 2018, giving effect to stock options that are held by such persons that are exercisable within such 60 days from such date. As a result, if some or all of them acted together, they would have the ability to exert substantial influence over the election of our Board of Directors and the outcome of issues requiring approval by our stockholders. This concentration of ownership may have the effect of delaying or preventing a change in control of our company that may be favored by other stockholders. This could prevent the consummation of transactions favorable to other stockholders, such as a transaction in which stockholders might otherwise receive a premium for their shares over current market prices.

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

There have been other changing laws, regulations and standards relating to corporate governance and public disclosure in addition to the Sarbanes-Oxley Act, as well as new regulations promulgated by the Commission and rules promulgated by the national securities exchanges, including the NYSE American and the NASDAQ. These new or changed laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. As a result, our efforts to comply with evolving laws, regulations and standards are likely to continue to result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. Our board members, Chief Executive Officer and Chief Financial Officer could face an increased risk of personal liability in connection with the performance of their duties. As a result, we may have difficulty attracting and retaining qualified board members and executive officers, which could have a material adverse effect on our business. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies, we may incur additional expenses to comply with standards set by regulatory authorities or governing bodies which would have a material adverse effect on our business, results of operations and financial condition.

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

We do not control and may not be able to effectively influence Fiocruz’s ability to distribute alfataliglicerase in Brazil. If Fiocruz fails to comply with the purchase requirements of the Supply and Technology Transfer Agreement, we may terminate the agreement and market alfataliglicerase in Brazil on our own. Any failure by Fiocruz to comply with the purchase requirements of the Supply and Technology Transfer Agreement, or any other material breach by Fiocruz of the agreement, may have a material adverse effect on our business, results of operations and financial condition.

In 2017, we received a purchase order from the Brazilian MoH for the purchase of approximately $24.3 million of alfataliglicerase for the treatment of Gaucher patients in Brazil. The purchase order consists of a number of shipments in increasing volumes. Shipments started in June 2017. Fiocruz’s purchases of alfataliglicerase to date have been significantly below certain agreed upon purchase milestones and, accordingly, we have the right to terminate the Brazil Agreement. Notwithstanding, we are, at this time, continuing to supply alfataliglicerase to Fiocruz under the Brazil Agreement, and patients continue to be treated with alfataliglicerase in Brazil. We are discussing with Fiocruz potential actions that Fiocruz may take to comply with its purchase obligations and, based on such discussions, we will determine what we believe to be the course of action that is in the best interest of our company.

We face the risk that the Brazilian MoH may ultimately fail to purchase the amounts of alfataliglicerase for which it has already stated its intentions. In addition, we may fail to supply the intended amounts on time, if at all. We also cannot accurately predict the amount of revenues we will generate under our Supply and Technology Transfer with Fiocruz in future periods, if any. Any failure by the Brazilian MoH to purchase alfataliglicerase, by us, to supply alfataliglicerase for purchase or by Fiocruz to distribute alfataliglicerase in Brazil, or the experience of significant delays in any of the foregoing, may have a material adverse effect on our business, results of operations and financial condition.

We have limited experience in selling, marketing or distributing products and limited internal capability to do so.

We currently have very limited sales, marketing or distribution capabilities and no experience in building a sales force and distribution capabilities. We retained the marketing rights to alfataliglicerase in Brazil and, under the Chiesi Agreement, we retained the rights to market pegunigalsidase alfa in the United States, if approved. We have not licensed the marketing or commercialization rights to any of our other product candidates to any party. The commercialization of a drug product requires that we commit significant financial and managerial resources to develop a marketing and sales force with technical expertise and with supporting distribution capabilities. Factors that may inhibit our efforts to commercialize our products directly and without strategic partners include:

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

We may not be successful in recruiting or retaining the sales and marketing personnel necessary to sell alfataliglicerase or any of our products upon approval, if at all, which would have a material adverse effect on our business, results of operations and financial condition.

We may enter into distribution arrangements and marketing alliances for certain products and any failure to successfully identify and implement these arrangements on favorable terms, if at all, may impair our ability to commercialize our product candidates.

We may need to establish a sales force to market alfataliglicerase or our our product candidates, if approved. We do not anticipate having the resources in the foreseeable future to develop global sales and marketing capabilities for all of the products we are developing. We may elect to pursue arrangements regarding the sales and marketing and distribution of alfataliglicerase or one or more of our product candidates, and our future revenues may depend, in part, on our ability to enter into and maintain arrangements with other companies having sales, marketing and distribution capabilities and the ability of such companies to successfully market and sell any such products. Any failure to enter into such arrangements and marketing alliances on favorable terms, if at all, could delay or impair our ability to commercialize our product candidates and could increase our costs of commercialization. Any use of distribution arrangements and marketing alliances to commercialize our product candidates will subject us to a number of risks, including the following:

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

Coverage and reimbursement may not be available for alfataliglicerase or any of our other product candidates, if approved, in all territories which could diminish our sales or affect our ability to sell alfataliglicerase or any other products profitably.

Market acceptance and sales of alfataliglicerase in Brazil, or for any of our other product candidates globally, if approved, will depend on coverage and reimbursement policies in the countries in which they are approved for sale. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which drugs they will pay for and establish reimbursement levels. Obtaining reimbursement approval for an approved product from governments and other third party payors is a time consuming and costly process that requires our collaborators or us, as the case may be, to provide supporting scientific, clinical and cost-effectiveness data for the use of our products, if and when approved, to every payor. We may not be able to provide data sufficient to gain acceptance with respect to coverage and reimbursement or we might need to conduct post-marketing studies in order to demonstrate the cost-effectiveness of approved products, if any, to such payors’ satisfaction. Such studies might require our collaborators or us to commit a significant amount of management time and financial and other resources. Even if a payor determines that an approved product is eligible for reimbursement, the payor may impose coverage limitations that preclude payment for some uses that are approved by the FDA or other regulatory authorities. In addition, full reimbursement may not be available for high priced products. Moreover, eligibility for coverage does not imply that any approved product will be reimbursed in all cases or at a rate that allows us to make a profit or even cover our costs. Also, limited reimbursement amounts may reduce the demand for, or the price of, our product candidates. Except with respect to taliglucerase alfa, we have not commenced efforts to have our product candidates covered and reimbursed by government or third-party payors. If coverage and reimbursement are not available or are available only to limited levels, the sales of our products, if approved may be diminished or we may not be able to sell such products profitably.

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

As of December 31, 2017, we had 58 pending patent applications of which eight are joint pending patent applications with a third party and one is an-in licensed application. However, the filing of a patent application does not mean that we will be issued a patent, or that any patent eventually issued will be as broad as requested in the patent application or sufficient to protect our technology. Any modification required to a current patent application may delay the approval of such patent application which would have a material adverse effect on our business, results of operations and financial condition. In addition, there are a number of factors that could cause our patents, if granted, to become invalid or unenforceable or that could cause our patent applications to not be granted, including known or unknown prior art, deficiencies in the patent application or the lack of originality of the technology. Our competitive position and future revenues will depend in part on our ability and the ability of our licensors and collaborators to obtain and maintain patent protection for our products, methods, processes and other technologies, to preserve our trade secrets, to prevent third parties from infringing on our proprietary rights and to operate without infringing the proprietary rights of third parties. We have filed U.S. and international patent applications for process patents, as well as composition of matter patents, for taliglucerase alfa and other product candidates. However, we cannot predict:

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

As of December 31, 2017, we held, or had license rights to, 69 patents. If patent rights covering our products or technologies are not sufficiently broad, they may not provide us with sufficient proprietary protection or competitive advantages against competitors with similar products and technologies. Furthermore, if the U.S. Patent and Trademark Office or foreign patent offices issue patents to us or our licensors, others may challenge the patents or circumvent the patents, or the patent office or the courts may invalidate the patents. Thus, any patents we own or license from or to third parties may not provide any protection against our competitors and those who infringe upon our patents.

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

These restrictions may impair our ability to sell our technology assets or to outsource manufacturing outside of Israel. The restrictions will continue to apply for a certain period of time even after we have repaid the full amount of royalties payable for the grants. For the years ended December 31, 2015, 2016 and 2017, we recorded grants totaling $4.9 million, $5.8 million and $3.3 million from NATI, respectively. The grants represent 19.5%, 19.1% and 10.4%, respectively, of our gross research and development expenditures for the years ended December 31, 2015, 2016 and 2017. If we fail to satisfy the conditions of the Research Law, we may be required to refund certain grants previously received together with interest and penalties, and may become subject to criminal charges, any of which could have a material adverse effect on our business, results of operations and financial condition.

Investors may have difficulties enforcing a U.S. judgment, including judgments based upon the civil liability provisions of the U.S. federal securities laws against us, our executive officers and most of our directors or asserting U.S. securities laws claims in Israel.

All of our directors and executive officers are residents of Israel, and accordingly, most of their assets and our assets are located outside the United States. Service of process upon our non-U.S. resident directors and officers and enforcement of judgments obtained in the United States against us, some of our directors and executive officers may be difficult to obtain within the United States. We have been informed by our legal counsel in Israel that investors may find it difficult to assert claims under U.S. securities laws in original actions instituted in Israel or obtain a judgment based on the civil liability provisions of U.S. federal securities laws against us, our officers and our directors. Israeli courts may refuse to hear a claim based on a violation of U.S. securities laws against us or our officers and directors because Israel is not the most appropriate forum to bring such a claim. In addition, even if an Israeli court agrees to hear a claim, it may determine that Israeli law and not U.S. law is applicable to the claim. If U.S. law is found to be applicable, the content of applicable U.S. law must be proved as a fact which can be a time-consuming and costly process. Certain matters of procedure will also be governed by Israeli law. There is little binding case law in Israel addressing the matters described above.

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

Our manufacturing facility and executive offices are located in Carmiel, Israel. The facilities currently contain approximately 20,000 sq/ft of manufacturing space and additional 48,000 sq/ft of laboratory, warehouse and office space and are leased at a rate of approximately $65,000 per month. In addition, we are entitled to use an additional 13,000 sq/ft in the same facility, which we intend to utilize in connection with an anticipated expansion of our manufacturing facilities. Our facilities are equipped with the requisite laboratory services required to conduct our business, and we believe that the existing facilities are adequate to meet our needs for the foreseeable future. Our original lease for the facility was in effect until 2016, at which time we extended the term until 2021. We retain two addition options to extend the term for a five-year period, for an aggregate of 10 additional years. Upon the exercise of each remaining option to extend the term of the lease, if any, the then current base rent shall be increased by 10%.

Item 3.	Legal Proceedings

We are not involved in any material legal proceedings.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NYSE American under the symbol “PLX.” Our common stock is also listed on the TASE under the symbol “PLX.” The following table sets forth the quarterly high and low closing prices for our common stock on the NYSE American.

	Price Range
	High	Low
Fourth Quarter 2017	$0.83	$0.57
Third Quarter 2017	$0.84	$0.49
Second Quarter 2017	$1.34	$0.78
First Quarter 2017	$1.44	$0.41
Fourth Quarter 2016	$0.57	$0.29
Third Quarter 2016	$0.67	$0.56
Second Quarter 2016	$0.90	$0.64
First Quarter 2016	$1.02	$0.76

These quotations reflect prices between dealers and do not include retained mark-ups, mark-downs and commissions and may not necessarily represent actual transactions. There were approximately 80 holders of record of our common stock at March 1, 2018. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions. To date, we have not declared or paid any cash dividends on our common stock. We do not anticipate paying any dividends on our common stock in the foreseeable future.

STOCK PERFORMANCE GRAPH

The following graph compares the cumulative total shareholder return data for our common stock from December 31, 2012 through December 31, 2017 to the cumulative return over such time period of (i) The NYSE American Index and (ii) The Nasdaq Biotechnology Index. The graph assumes an investment of $100 on December 31, 2012 in each of our common stock, the stocks comprising the NYSE American Index and the stocks comprising the Nasdaq Biotechnology Index, including dividend reinvestment, if any.

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

56

Item 6.	Selected Financial Data

The selected consolidated financial data below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. The selected consolidated statements of operations data for the years ended December 31, 2017, 2016 and 2015 and the selected consolidated balance sheet data as of December 31, 2017 and 2016, are derived from the audited consolidated financial statements included elsewhere in this Annual Report. The statement of operations data for the years ended December 31, 2014 and 2013 and the balance sheet data as of December 31, 2015, 2014 and 2013 are derived from audited financial statements not included in this Annual Report. We adopted, retrospectively, ASU 2014-08 during 2015 regarding discontinued operations which resulted in the reclassification of prior year amounts. The historical results presented below are not necessarily indicative of future results.

	Year Ended December 31,
	2013	2014	2015	2016	2017
	(in thousands, except share and per share amounts)
Consolidated Statement of Operations Data:
Revenues	$-	$3,523	$4,364	$9,199	$19,242
Cost of revenues	-	630	730	8,398	15,231
Gross profit	-	2,893	3,634	801	4,011
Research and development expenses, net	26,012	22,224	20,025	24,608	28,834
Selling, general and administrative expenses	8,051	9,228	7,279	9,356	11,530
Financial income (expenses), net	(674)	(4,739)	(3,612)	3,987	(48,923)
Loss from continuing operations	$34,737	$33,298	$27,282	$29,176	$(85,276)
(Loss) income from discontinued operations	6,947	3,355	85,319	(189)
Net income (loss) for the year	(27,790)	(29,943)	58,037	(29,365)	(85,276)
Net income (loss) per share of common stock, basic and diluted:
Loss from continuing operations	$(0.38)	$(0.36)	$(0.29)	$(0.29)	$(0.65)
(Loss) income from discontinued operations	0.08	0.04	0.90	(0.00)
Net (loss) income per share of common stock	(0.30)	(0.32)	0.61	(0.29)	(0.65)
Weighted average number of shares of common stock used in computing net loss per share of common stock	92,368,138	92,891,846	94,922,390	101,387,704	131,085,958
Consolidated Balance Sheet Data:
Cash and cash equivalents	$86,398	$54,767	$76,374	$63,281	$51,163
All other assets	26,935	23,590	20,879	18,966	21,051
Total assets	113,192	78,357	97,253	82,247	72,214
Current liabilities	26,696	64,354	11,235	66,212	22,752
Long term convertible notes	67,048	67,351	67,796	19,343	46,267
Total liabilities	140,138	133,958	86,380	92,204	103,507
Total stockholders’ equity (capital deficiency)	(26,946)	(55,601)	10,873	(9,957)	(31,293)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a biopharmaceutical company focused on the development and commercialization of recombinant therapeutic proteins based on our proprietary ProCellEx® protein expression system. We developed our first commercial drug product, Elelyso®, using our ProCellEx system and we are now focused on utilizing the system to develop a pipeline of proprietary, clinically superior versions of recombinant therapeutic proteins that primarily target large, established pharmaceutical markets and that in most cases rely upon known biological mechanisms of action. With our experience to date, we believe ProCellEx will enable us to develop additional proprietary recombinant proteins that are therapeutically superior to existing recombinant proteins currently marketed for the same indications including applying the unique properties of our ProCellEx system for the oral delivery of therapeutic proteins.

On October 19, 2017, Protalix Ltd., our wholly-owned subsidiary, and Chiesi entered into the Chiesi Agreement pursuant to which Chiesi was granted an exclusive, license for all markets outside of the United States to commercialize pegunigalsidase alfa. Pegunigalsidase alfa is our chemically modified version of the recombinant protein alpha-Galactosidase-A protein that is currently being evaluated in phase III clinical trials for the treatment of Fabry disease. Under the terms and conditions of the Chiesi Agreement, Protalix Ltd. retained the right to commercialize pegunigalsidase alfa in the United States. Under the Chiesi Agreement, Chiesi made an upfront payment to Protalix Ltd. of $25.0 million in connection with the execution of the agreement and Protalix Ltd. is entitled to additional payments of up to $25 million in development costs, capped at $10 million per year. Protalix Ltd. is also eligible to receive an additional up to $320 million, in the aggregate, in regulatory and commercial milestone payments. Protalix Ltd. agreed to manufacture all of the PRX-102 needed for all purposes under the agreement, subject to certain exceptions, and Chiesi will purchase pegunigalsidase alfa from Protalix, subject to certain terms and conditions. Chiesi is required to make tiered payments of 15% to 35% of its net sales, depending on the amount of annual sales, as consideration for the supply of pegunigalsidase alfa. The Chiesi Agreement also provides for reimbursement by Chiesi of certain costs to be incurred by Protalix Ltd.

In December 2017, the European Commission granted Orphan Drug Designation for pegunigalsidase alfa for the treatment of Fabry disease. The designation was granted after the COMP issued a positive opinion supporting the designation noting that we had established that there was medically plausible evidence that pegunigalsidase alfa will provide a significant benefit over existing approved therapies in the European Union for the treatment of Fabry disease. The COMP cited clinical and non-clinical justifications we provided to establish the significant benefit of pegunigalsidase alfa, noting that the COMP considered the justifications to constitute a clinically relevant advantage. Orphan Drug Designation for pegunigalsidase alfa qualifies Protalix Ltd. for access to a centralized marketing authorization procedure, including applications for inspections and for protocol assistance. If the orphan drug designation is maintained at the time pegunigalsidase alfa is approved for marketing in the European Union, if at all, we expect that PRX-102 will benefit from 10 years of market exclusivity within the European Union. The market exclusivity will not have any effect on Fabry disease treatments already approved at that time.

In January 2018, the FDA granted Fast Track designation to PRX-102. Fast Track designation is a process designed to facilitate the development and expedite the review of drugs and vaccines for serious conditions that fill an unmet medical need.

On May 1, 2012, the FDA approved for sale our first commercial product, taliglucerase alfa for injection, an ERT for the long-term treatment of adult patients with a confirmed diagnosis of type 1 Gaucher disease. Subsequently, taliglucerase alfa was approved for marketing by the regulatory authorities of other countries. Taliglucerase alfa is called alfataliglicerase in Brazil and certain other Latin American countries, where it is marketed under the name alfataliglicerase. Taliglucerase alfa is marketed under the name Elelyso in other territories.

Since its approval by the FDA, taliglucerase alfa has been marketed by Pfizer, as provided in the Pfizer Agreement. In October 2015, we entered into the Amended Pfizer Agreement which amends and restates the Pfizer Agreement in its entirety. Pursuant to the Amended Pfizer Agreement, we sold to Pfizer our share in the collaboration created under the initial Pfizer Agreement for the commercialization of Elelyso in exchange for a cash payment equal to $36.0 million. As part of the sale, we agreed to transfer our rights to Elelyso in Israel to Pfizer, while gaining full rights to Elelyso in Brazil. We will continue to manufacture drug substance for Pfizer, subject to certain terms and conditions. Under the Amended Pfizer Agreement, Pfizer is responsible for 100% of expenses, and entitled to all revenues globally for Elelyso, excluding Brazil, where we are responsible for all expenses and retain all revenues.

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

In 2017, we received a purchase order from the Brazilian MoH for the purchase of approximately $24.3 million of alfataliglicerase for the treatment of Gaucher patients in Brazil. The purchase order consists of a number of shipments in increasing volumes. Shipments started in June 2017. Fiocruz’s purchases of alfataliglicerase to date have been significantly below certain agreed upon purchase milestones and, accordingly, we have the right to terminate the Brazil Agreement. Notwithstanding, we are, at this time, continuing to supply alfataliglicerase to Fiocruz under the Brazil Agreement, and patients continue to be treated with alfataliglicerase in Brazil. We are discussing with Fiocruz potential actions that Fiocruz may take to comply with its purchase obligations and, based on such discussions, we will determine what we believe to be the course of action that is in the best interest of our company.

We are developing an innovative product pipeline using our ProCellEx protein expression system. Our product pipeline currently includes, among other candidates:

(1) pegunigalsidase alfa, or PRX-102, a therapeutic protein candidate for the treatment of Fabry disease, a rare, genetic lysosomal disorder in humans, currently in an ongoing phase III clinical trial.

(2) alidornase alfa, or PRX-110, a proprietary plant cell recombinant human Deoxyribonuclease 1 under development for the treatment of CF, to be administered by inhalation. We recently completed a phase IIa efficacy and safety study of alidornase alfa for the treatment of CF.

(3) OPRX-106, our oral antiTNF product candidate which is being developed as an orally-delivered anti-inflammatory treatment using plant cells as a natural capsule for the expressed protein. We expect to release final data generated in our phase II clinical trial of OPRX-106 for the treatment of ulcerative colitis by the end of March, 2018.

Except for the rights to commercialize taliglucerase alfa worldwide (other than Brazil), which we licensed to Pfizer, and the rights to pegunigalsidase alfa Chiesi outside the United States, which we licensed to Chiesi, we hold the worldwide commercialization rights to all of our proprietary development candidates. In addition, we continuously evaluate potential strategic marketing partnerships as well as collaboration programs with biotechnology and pharmaceutical companies and academic research institutes.

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

Functional Currency

The currency of the primary economic environment in which our operations are conducted is the U.S. dollar. All of our revenues are derived in dollars. In addition, most of our expenses and capital expenditures are incurred in dollars, and the major source of our financing has been provided in dollars.

Revenues

Our primary sources of revenues include our sales of taliglucerase alfa in Brazil and of drug substance to Pfizer under our Amended Pfizer Agreement. We recognize revenue when the earnings process is complete, which is when revenue is realized or realizable and earned, there is persuasive evidence a revenue arrangement exists, delivery of goods or services has occurred, the sales price is fixed or determinable and collectability is reasonably assured.

We also generate revenues from the Chiesi Agreement. As Chiesi is obligated to acquire pegunigalsidase alfa from us, and has limited, immaterial rights until then, the development services performed under the agreement are not considered to have a stand-alone value, and will be viewed as one unit of account - manufacturing and supply of the drug. Therefore payments received from Chiesi prior to the fulfillment of the one unit of account will be deferred until the commencement of the commercial manufacturing. We will recognize revenues after the commencement of drug supply over the period of the product’s sales according to our best estimate of sale price.

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

Certain of our assets and liabilities associated with our share in the former collaboration, including our rights to Elelyso in Israel, have been segregated and classified as assets and liabilities of discontinued operations, as appropriate, in our consolidated balance sheets as of December 31, 2016 and 2017. In addition, certain financial information related to our share in the former collaboration, including our rights to Elelyso in Israel, have been segregated from continuing operations and have been reported as discontinued operations in our consolidated statements of operations. See note 12 to the financial statements.

Research and Development Expense

We expect our research and development expense to remain our primary expense in the near future as we continue to develop our product candidates. Research and development expense consists of:

•	internal costs associated with research and development activities;
•	payments made to third party contract research organizations, investigative/clinical sites and consultants;

•	manufacturing development costs;
•	personnel-related expenses, including salaries, benefits, travel, and related costs for the personnel involved in research and development;
•	activities relating to the advancement of product candidates through preclinical studies and clinical trials; and
•	facilities and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities, as well as laboratory and other supplies.

The following table identifies our current major research and development projects:

Project	Status	Expected Near Term Milestones
PRX-102 – pegunigalsidase alfa	Phase III clinical trial, ongoing	Completion of enrollment in trial and interim data analysis

PRX-110 – alidornase alfa	Phase IIa completed	Design of next clinical trial

OPRX-106 – Oral antiTNF	Phase IIa completed	Full results for the study

We anticipate incurring increasing costs in connection with the continued development of all of the product candidates in our pipeline. Our internal resources, employees and infrastructure are not tied to any individual research project and are typically deployed across all of our projects. We currently do not record and maintain research and development costs per project.

The costs and expenses of our projects are partially funded by grants we have received from NATI. Each grant is deducted from the related research and development expenses as the costs are incurred. For additional information regarding the grant process, see “Business—Israeli Government Programs— Encouragement of Industrial Research, Development and Technology Innovation, 1984” in Item 1 of this Annual Report. There can be no assurance that we will continue to receive grants from NATI in amounts sufficient for our operations, if at all. In addition, under the Chiesi Agreement, Protalix Ltd. is entitled to payments of up to $25 million to cover development costs for pegunigalsidase alfa, capped at $10 million per year.

At this time, due to the inherently unpredictable nature of preclinical and clinical development processes and given the early stage of our preclinical product development programs, we are unable to estimate with any certainty the costs we will incur in the continued development of the product candidates in our pipeline for potential commercialization. Clinical development timelines, the probability of success and development costs can differ materially from expectations. The current focus of our product development efforts are on pegunigalsidase alfa. Our future research and development expenses for pegunigalsidase alfa and the other product candidates will depend on the clinical success of each product candidate, as well as ongoing assessments of each product candidate’s commercial potential. In addition, we cannot forecast with any degree of certainty which product candidates may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements. See “Risk Factors—If we are unable to develop and commercialize our product candidates, our business will be adversely affected” and “—We may not obtain the necessary U.S., EMA or other worldwide regulatory approvals to commercialize our drug candidates in a timely manner, if at all, which would have a material adverse effect on our business, results of operations and financial condition.”

We expect our research and development expenses to continue to be our primary expense in the future as we continue the advancement of our clinical trials and preclinical product development programs for our product candidates, particularly with respect to the development of pegunigalsidase alfa. The lengthy process of completing clinical trials and seeking regulatory approvals for our product candidates requires expenditure of substantial resources. Any failure or delay in completing clinical trials, or in obtaining regulatory approvals, could cause a delay in generating product revenue and cause our research and development expense to increase and, in turn, have a material adverse effect on our operations. Due to the factors set forth above, we are not able to estimate with any certainty when we would recognize any net cash inflows from our projects. See “Risk Factors—Clinical trials are very expensive, time-consuming and difficult to design and implement and may result in unforeseen costs which may have a material adverse effect on our business, results of operations and financial condition.”

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

Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016

Revenues

We recorded revenues of $19.2 million for the year ended December 31, 2017, an increase of approximately $10.0 million, or 109%, compared to revenues of $9.2 million for the year ended December 31, 2016. Revenues include $7.1 million of products sold in Brazil and $12.1 million of drug substance sold to Pfizer The increase resulted from an increase in the amount of $3.1 million of product sold to Brazil and $7.0 million of drug substance sold to Pfizer.

Cost of Revenues

Cost of revenues was $15.2 million for the year ended December 31, 2017, an increase of $6.8 million or 81%, compared to the cost of revenues of $8.4 million for the year ended December 31, 2016. The increase resulted primarily from costs related to the production of drug substance for sale to Pfizer, and of drug product for sale to Brazil.

Research and Development Expenses

Research and development expenses were $32.2 million for the year ended December 31, 2017, an increase of $1.8 million, or 6% from $30.4 million for the year ended December 31, 2016. The increase resulted primarily from an increase of $2.4 million in clinical trial related costs, which was partially offset by a decrease of $0.7 million in materials.

We expect research and development expenses to continue to be our primary expense as we enter into a more advanced stage of preclinical and clinical trials for certain of our product candidates, primarily with respect to pegunigalsidase alfa.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $11.5 million for the year ended December 31, 2017, an increase of $2.2 million, or 23%, from $9.4 million for the year ended December 31, 2016. The increase resulted primarily from an increase in sales and marketing activities in connection with the sale of alfataliglicerase in Brazil.

Financial Expenses and Income

Financial expense was $48.9 million for the year ended December 31, 2017, compared to financial income of $4.0 million for the year ended December 31, 2016. Financial expenses included a charge of $38.1 million as a result of the re-measurement of the fair value of the 7.5% convertible notes embedded derivative. In addition, financial expenses is comprised primarily from interest expense on convertible notes.

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

In the fourth quarter of 2017, Chiesi made an upfront payment to Protalix Ltd. of $25.0 million in connection with the execution of the Chiesi Agreement.

Cash Flows

Net cash used in operations was $10.0 million for the year ended December 31, 2017. The net loss from continuing operations for the year ended December 31, 2017 of $85.3 million was partially offset by a change of $38.1 million in the fair value of convertible notes embedded derivative and an increase of $26 million in deferred revenues. Net cash used in investing activities for the year ended December 31, 2017 was $1.1 million and consisted primarily of purchase of property and equipment. Net cash used in financing activities was $1.4 million which consisted of cash settlement of $11.0 million for certain conversions of our convertible notes which was partially offset by $9.5 million of net proceeds from the issuance of our 7.5% convertible notes.

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

Future Funding Requirements

We expect to continue to incur significant expenditures in the near future, including significant research and development expenses related primarily to the clinical trials of PRX-102. We believe that our existing cash and cash equivalents will be sufficient for at least 12 months. We have based this estimate on assumptions that are subject to change and may prove to be wrong, and we may be required to use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials.

Our future capital requirements will depend on many other factors, including our progress in commercializing alfataliglicerase in Brazil, the progress and results of our clinical trials, the duration and cost of discovery and preclinical development and laboratory testing and clinical trials for our product candidates, conversions of our convertible notes from time to time, the timing and outcome of regulatory review of our product candidates, the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims and other intellectual property rights, the number and development requirements of other product candidates that we pursue and the costs of commercialization activities, including product marketing, sales and distribution.

We may need to finance our future cash needs through corporate collaboration, licensing or similar arrangements, public or private equity offerings or debt financings. We currently do not have any commitments for future external funding, except with respect to the development-related payments and milestone payments that may become payable under the Chiesi Agreement. We may need to raise additional funds more quickly if one or more of our assumptions prove to be incorrect or if we choose to expand our product development efforts more rapidly than we presently anticipate. We may also decide to raise additional funds even before we need them if the conditions for raising capital are favorable. Any sale of additional equity or debt securities will likely result in dilution to our shareholders. The incurrence of indebtedness would result in increased fixed obligations and could also result in covenants that would restrict our operations. Additional equity or debt financing, grants or corporate collaboration and licensing arrangements may not be available on acceptable terms, if at all. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate our research and development programs, reduce our planned commercialization efforts or obtain funds through arrangements with collaborators or others that may require us to relinquish rights to certain product candidates that we might otherwise seek to develop or commercialize independently.

Effects of Inflation and Currency Fluctuations

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation has had a material effect on our results of operations during the years ended December 31, 2015, 2016 or 2017.

Currency fluctuations could affect us by increased or decreased costs mainly for goods and services acquired outside of Israel. We do not believe currency fluctuations have had a material effect on our results of operations during the years ended December 31, 2015, 2016 or 2017.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of December 31, 2016 and 2017.

Recently Issued Accounting Pronouncements

Certain recently issued accounting pronouncements are discussed in Note 1(q) of the financial statements included in Item 8 of this Annual Report on Form 10-K.

Contractual Obligations

The following table summarizes our significant contractual obligations at December 31, 2017:

(U.S. dollars in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Convertible notes	$83,004	$10,646	$8,860	$63,498	-
Operating lease obligations	$3,935	$1,349	$2,006	$580	-
Purchase obligations (1)	$3,668	$3,668	-	-	-
Certain clinical contract	$19,170	$8,614	$10,427	$129	-
Liability for employee rights upon retirement	$2,586	-	-	-	$2,586
Total	$112,363	$24,277	$21,293	$64,207	$2,586

(1) Represents open purchase orders issued to certain suppliers and other vendors mainly in connection with our research and development activities that were outstanding as of December 31, 2017.

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

Selected Quarterly Financial Data (unaudited)

	Three Months Ended
	2016				2017
	(U.S. dollars in thousands)
	March 31	June 30	Sept. 30	Dec. 31	March 31	June 30	Sept. 30	Dec. 31
Revenues	$679	$1,769	$4,670	2,081	$2,889	$6,358	$7,526	2,469
Gross profit	156	94	422	129	801	835	1,460	915
(Loss) income from continuing operations	(8,526)	(10,736)	(7,290)	(2,624)	(59,148)	450	(11,437)	(15,141)
Income (loss) from discontinued operations	(72)	(117)	0	0	-	-	-
Net (loss) profit for the period	$(8,598)	$(10,853)	$(7,290)	$(2,624)	$(59,148)	$450	$(11,437)	$(15,141)
Earnings (loss) per share of common stock, basic and diluted:
Loss from continuing operations	$(0.09)	$(0.11)	$(0.07)	$(0.02)	$(0.48)	$0.00	$(0.09)	$(0.11)
Income (loss) from discontinued operations	(0.00)	(0.00)	(0.00)	(0.00)
Net basic income (loss) per share of common stock	$(0.09)	$(0.11)	$(0.07)	$(0.02)	$(0.48)	$0.00	$(0.09)	$(0.11)
Net diluted loss per share of common stock	$(0.09)	$(0.11)	$(0.07)	$(0.02)	$(0.48)	$(0.06)	$(0.09)	$(0.11)

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

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

	Year Ended December 31,
	2015	2016	2017
Average rate for period	3.887	3.841	3.600
Rate at year-end	3.902	3.845	3.467

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

Management assessed our internal control over financial reporting as of December 31, 2017, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and our overall control environment.

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

The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by Kesselman & Kesselman, an independent registered public accounting firm, as stated in their report included herein.

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

Changes in internal controls

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15f and 15d-15f under the Exchange Act) that occurred during the year ended December 31, 2017 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information in our 2018 Proxy Statement regarding directors and executive officers appearing under the headings “Security Ownership of Certain Beneficial Owners and Management— Section 16(a) Beneficial Ownership Reporting Compliance” and “Proposal 1: Election of Directors” is incorporated by reference in this section.

Item 11.	Executive Compensation

The information appearing in our 2018 Proxy Statement under the headings “Director Compensation,” “Compensation Discussion and Analysis,” “Report of the Compensation Committee,” and “Executive Compensation” is incorporated by reference in this section.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information appearing in our 2018 Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management” is incorporated by reference in this section.

Equity Compensation Plan Information

The following table provides information as of December 31, 2017 with respect to the shares of our common stock that may be issued under our existing equity compensation plan.

	A	B	C
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Equity Compensation Plans Approved by Stockholders	4,929,617	3.59	2,554,075
Equity Compensation Plans Not Approved by Stockholders	-	-	-
Total	4,929,617	3.59	2,554,075

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information appearing in our 2018 Proxy Statement under the headings “Proposal 1: Election of Directors—Corporate Governance” and “—Certain Relationships and Related Transactions” is incorporated by reference in this section.

Item 14.	Principal Accountant Fees and Services

The information appearing in our 2018 Proxy Statement under the heading “Proposal 4: Ratification of Appointment of Independent Registered Public Accounting Firm” is incorporated by reference in this section.

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

3.  Exhibits.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Date	Filed Herewith
3.1	Certificate of Incorporation of the Company	8-K	333-48677	3.1	April 1, 2016

3.2	Amendment to Certificate of Incorporation of the Company	Def 14A	001-33357	Appen. A	July 1, 2016

3.3	Bylaws of the Company	8-K	001-33357	3.2	April 1, 2016

4.1	Form of Restricted Stock Agreement/Notice	8-K	001-33357	4.1	July 18, 2012

4.2	Indenture, dated as of September 18, 2013, between Protalix BioTherapeutics, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee	8-K	001-33357	4.1	September 18, 2013

4.3	Form of 4.50% Convertible Note due 2018	8-K	001-33357	4.2	September 18, 2013

4.4	Indenture, dated as of December 7, 2016, between Protalix BioTherapeutics, Inc. the guarantors party thereto, The Bank of New York Mellon Trust Company, N.A., as trustee and Wilmington Savings Fund Society, FSB, as collateral agent	8-K	001-33357	4.1	December 7, 2016

4.5	Form of 7.50% Convertible Note due 2018 (Issued in Financing)	8-K	001-33357	4.2	December 7, 2016

4.6	Form of 7.50% Convertible Note due 2018 (Issued in Exchange)	8-K	001-33357	4.3	December 7, 2016

4.7	First Supplemental to Indenture, dated as of July 24, 2017, by and among Protalix BioTherapeutics, Inc., the guarantors party thereto, The Bank of New York Mellon Trust Company, N.A., as trustee, and Wilmington Savings Fund Society, FSB, as collateral agent	8-K	001-33357	4.2	July 25, 2017

4.8	Second Supplemental Indenture, dated as of November 27, 2017, by and among Protalix BioTherapeutics, Inc., the guarantors party hereto and The Bank of New York Mellon Trust Company, N.A., as trustee, registrar, paying agent and conversion agent	8-K	001-33357	4.1	December 1, 2017

10.1	2006 Stock Incentive Plan, as amended	Def 14A	001-33357	Annex A	October 9, 2014

10.2	Employment Agreement between Protalix Ltd. and Yoseph Shaaltiel, dated as of September 1, 2004	8-K	001-33357	10.3	January 8, 2007

10.3	Employment Agreement between Protalix Ltd. and Einat Almon, dated as of December 19, 2004	8-K	001-33357	10.3	January 8, 2007

10.4	Employment Agreement between Protalix Ltd. and Yossi Maimon, dated as of October 15, 2006	8-K	001-33357	10.5	January 8, 2007

10.5	Lease Agreement between Protalix Ltd. and Angel Science Park (99) Ltd., dated as of October 28, 2003 as amended on April 18, 2005	8-K	001-33357	10.9	January 8, 2007

10.6	Unprotected Lease Agreement	10-K	001-33357	10.21	March 17, 2008

10.7	Employment Agreement by and between Protalix Ltd., and Tzvi Palash dated as of August 29, 2010	8-K	001-33357	10.1	September 7, 2010

10.8†	Amended and Restated Agreement between Protalix Ltd. and Comercio e Serviços Ltda. dated June 17, 2013	10-Q	001-33357	10.1	May 8, 2014

10.9†	Technology Transfer and Supply Agreement made as of June 18, 2013 by and between Protalix Ltd. and Fundação Oswaldo Cruz	10-Q	001-33357	10.3	May 8, 2014

10.10	Employment Agreement with Moshe Manor dated September 28, 2014	8-K	001-33357	10.1	September 29, 2014

10.11†	Amended and Restated Exclusive License and Supply Agreement by and between Pfizer Inc. and Protalix Ltd., dated October 12, 2015	10-Q/A	001-33357	10.1	December 11, 2015

10.12	Form of Note Purchase Agreement, dated of December 1, 2016 among Protalix BioTherapeutics, Inc. and the Purchasers	8-K	001-33357	10.1	December 7, 2016

10.13	Form of Exchange Agreement, dated of December 1, 2016 among Protalix BioTherapeutics, Inc. and the Existing Holders	8-K	001-33357	10.2	December 7, 2016

10.14	Form of U.S. Security Agreement, dated of December 7, 2016 among Protalix BioTherapeutics, Inc., the guarantors party thereto and Wilmington Savings Fund Society, FSB, as collateral agent	8-K	001-33357	10.3	December 7, 2016

10.15	Form of Security Agreement/Debenture, dated of December 7, 2016 between Protalix BioTherapeutics, Inc. and Altshuler Shaham Trusts Ltd., as security trustee	8-K	001-33357	10.4	December 7, 2016

10.16†	Exclusive License and Supply Agreement dated as of October 17, 2017, made by and between Protalix Ltd. and Chiesi Farmaceutici S.p.A.					X

21.1	Subsidiaries	10-K	001-33357	21.1	February 26, 2010

23.1	Consent of Kesselman & Kesselman, Certified Public Accountants (Isr.), A member of PricewaterhouseCoopers International Limited, independent registered public accounting firm for the Registrant					X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Certification of Chief Executive Officer	X

32.2	18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Certification of Chief Financial Officer	X

101.INS	XBRL INSTANCE FILE	X

101.SCH	XBRL SHEMA FILE	X

101.CAL	XBRL CALCULATION FILE	X

101.DEF	XBRL DEFINITION FILE	X

101.LAB	XBRL LABEL FILE	X

101.PRE	XBRL PRESENTATION FILE	X

† Portions of this exhibit were omitted and have been filed separately with the Secretary of the Securities and Exchange Commission pursuant to the Registrant’s application requesting confidential treatment under Rule 24b-2 of the Exchange Act.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of March 6, 2018.

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

Signature	Title	Date

/s/ Moshe Manor	President, Chief Executive Officer	March 6, 2018
Moshe Manor	(Principal Executive Officer) and Director

/s/ Yossi Maimon	Chief Financial Officer, Treasurer and Secretary (Principal Financial	March 6, 2018
Yossi Maimon	and Accounting Officer)

/s/ Shlomo Yanai	Chairman of the Board	March 6, 2018
Shlomo Yanai

/s/ Amos Bar Shalev	Director	March 6, 2018
Amos Bar Shalev

/s/ Zeev Bronfeld	Director	March 6, 2018
Zeev Bronfeld

/s/ Yodfat Harel Buchris	Director	March 6, 2018
Yodfat Harel Buchris

/s/ Aharon Schwartz	Director	March 6, 2018
Aharon Schwartz, Ph.D.

PROTALIX BIOTHERAPEUTICS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the board of directors and stockholders of

PROTALIX BIOTHERAPEUTICS, INC.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Protalix BioTherapeutics, Inc. and its subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of operations, changes in stockholders’ equity (capital deficiency) and cash flows for each of the three years in the period ended December 31, 2017 including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2017 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Kesselman & Kesselman, Trade Tower, 25 Hamered Street, Tel-Aviv 6812508, Israel, P.O Box 5005 Tel-Aviv 6150001 Telephone: +972 -3- 7954555, Fax:+972 -3- 7954556, www.pwc.co.il

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ Kesselman & Kesselman

Certified Public Accountants (Isr.)

A member of PricewaterhouseCoopers International Limited

Tel Aviv, Israel

March 6, 2018

We have served as the Company’s auditor since 2000.

Kesselman & Kesselman, Trade Tower, 25 Hamered Street, Tel-Aviv 6812508, Israel, P.O Box 5005 Tel-Aviv 6150001 Telephone: +972 -3- 7954555, Fax:+972 -3- 7954556, www.pwc.co.il

PROTALIX BIOTHERAPEUTICS, INC.
CONSOLIDATED BALANCE SHEETS
(U.S. dollars in thousands, except share and per share amounts)

	December 31,
	2016	2017
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$63,281	$51,163
Accounts receivable – Trade	693	1,721
Other assets	2,648	1,934
Inventories	5,245	7,833
Total current assets	71,867	62,651

FUNDS IN RESPECT OF EMPLOYEE RIGHTS UPON RETIREMENT	1,677	1,887
PROPERTY AND EQUIPMENT, NET	8,703	7,676
Total assets	$82,247	$72,214

LIABILITIES NET OF CAPITAL DEFICIENCY

CURRENT LIABILITIES:

Accounts payable and accruals:
Trade	$4,007	$7,521
Other	7,496	9,310
Convertible notes	53,872	5,921
Deferred revenues	837
Total current liabilities	66,212	22,752

LONG TERM LIABILITIES:
Convertible notes	19,343	46,267
Deferred revenues		26,851
Liability for employee rights upon retirement	2,348	2,586
Other long term liabilities	4,301	5,051
Total long term liabilities	25,992	80,755
Total liabilities	92,204	103,507

COMMITMENTS (Note 6)

CAPITAL DEFICIENCY:
Common Stock, $0.001 par value: Authorized - as of December 31, 2016 and 2017, 250,000,000 shares; issued and outstanding, respectively - as of December 31, 2016 and 2017, 124,134,085 shares and 143,728,797 shares, respectively	124	144
Additional paid-in capital	202,575	266,495
Accumulated deficit	(212,656)	(297,932)
Total capital deficiency	(9,957)	(31,293)
Total liabilities net of capital deficiency	$82,247	$72,214

The accompanying notes are an integral part of the consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(U.S. dollars in thousands, except share and per share amounts)

	Year ended December 31,
	2015	2016	2017
REVENUES	$4,364	$9,199	$19,242
COST OF REVENUES	(730)	(8,398)	(15,231)
GROSS PROFIT	3,634	801	4,011
RESEARCH AND DEVELOPMENT EXPENSES	(24,889)	(30,412)	(32,170)
Less – grants	4,864	5,804	3,336
RESEARCH AND DEVELOPMENT EXPENSES, NET	(20,025)	(24,608)	(28,834)
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(7,279)	(9,356)	(11,530)
OPERATING LOSS	(23,670)	(33,163)	(36,353)
FINANCIAL EXPENSES	(3,735)	(4,192)	(9,725)
FINANCIAL INCOME	123	589	188
LOSS FROM CHANGE IN FAIR VALUE OF CONVERTIBLE NOTES EMBEDDED DERIVATIVE		(6,473)	(38,061)
(LOSS) GAIN oN EXTINGUISHMENT OF CONVERTIBLE NOTES		14,063	(1,325)
FINANCIAL (EXPENSES) INCOME – NET	(3,612)	3,987	(48,923)
LOSS FROM CONTINUING OPERATIONS	(27,282)	(29,176)	(85,276)
(LOSS) Income FROM DISCONTINUED OPERATIONS	85,319	(189)
NET (LOSS) INCOME FOR THE YEAR	$58,037	$(29,365)	$(85,276)
Net (loss) INCOME per share of common stock – basic and diluted
Loss from continuing operations	$(0.29)	$(0.29)	$(0.65)
Income from discontinued operations	0.90	(0.00)
Net (loss) income per share of common stock	$0.61	$(0.29)	$(0.65)
Weighted average number of shares of common stock used in computing loss per share of common stock, basic and diluted	94,922,390	101,387,704	131,085,958

The accompanying notes are an integral part of the consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(CAPITAL DEFICIENCY)

(U.S. dollars in thousands, except share data)

			Additional
	Common	Common	paid–in	Accumulated
	Stock	Stock	Capital	deficit	Total
	Number of shares	Amount
Balance at January 1, 2015	93,603,819	94	185,633	(241,328)	(55,601)
Changes during 2015:
Issuance of common stock	5,649,079	6	6,095		6,101
Share-based compensation related to stock options			1,273		1,273
Share-based compensation related to restricted stock award, net of forfeitures of 2,501 shares	(2,501)		529		529
Exercise of options granted to employee	550,000	*	534		534
Net loss from continuing operations				(27,282)	(27,282)
Net income from discontinued operations				85,319	85,319
Balance at December 31, 2015	99,800,397	100	194,064	(183,291)	10,873
Changes during 2016:
Issuance of common stock, net of issuance cost	23,846,735	24	6,824		6,848
Equity component of convertible notes			685		685
Share-based compensation related to stock options			920		920
Share-based compensation related to restricted stock award	7,843	*	68		68
Exercise of options granted to employee (including net exercise)	479,110	*	14		14
Net loss from continuing operations				(29,176)	(29,176)
Net loss from discontinued operations				(189)	(189)
Balance at December 31, 2016	124,134,085	124	202,575	(212,656)	(9,957)
Changes during 2017:
Share-based compensation related to stock options			337		337
Reclassification of embedded derivative			43,634		43,634
Convertible note conversions	19,594,712	20	18,634		18,654
Equity component of convertible notes			1,315		1,315
Net loss				(85,276)	(85,276)
Balance at December 31, 2017	143,728,797	144	266,495	(297,932)	(31,293)

* Represents an amount of less than $1 thousand.

The accompanying notes are an integral part of the consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

	Year ended December 31,
	2015	2016	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$58,037	$(29,365)	$(85,276)
(Loss) income from discontinued operations	85,319	(189)
Loss from continuing operations	(27,282)	(29,176)	(85,276)
Adjustments required to reconcile net (loss) income to net cash used in operating activities:
Share based compensation	1,802	988	337
Depreciation	2,370	1,983	1,920
Financial (income) expenses, net (mainly exchange differences)	124	13	(40)
Changes in accrued liability for employee rights upon retirement	59	10	(18)
(Gain) loss on amounts funded in respect of employee rights upon retirement	18	7	(21)
Loss (gain) on sale of fixed assets	(2)	(7)	6
Loss (gain) on extinguishment of convertible notes		(14,063)	1,325
Net income in connection with conversions of convertible notes			(116)
Change in fair value of convertible notes embedded derivative		6,473	38,061
Amortization of debt issuance costs and debt discount	445	568	2,334
Issuance of shares for interest payment in connection with conversions of convertible notes			2,391
Changes in operating assets and liabilities:
Increase (decrease) in deferred revenues (including non-current potion)	362	(411)	26,014
(Increase) decrease in accounts receivable and other assets	523	(1,133)	25
Decrease (increase) in inventories	(2,316)	522	(2,588)
Increase (decrease) in accounts payable and accruals	(1,873)	2,139	4,902
Increase in other long term liabilities			750
Net cash used in continuing operations	(25,770)	(32,087)	(9,994)
Net cash provided by (used in) discontinued operations	1,486	(11)
Net cash used in operating activities	$(24,284)	$(32,098)	$(9,994)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	$(464)	$(849)	$(971)
Proceeds from sale of property and equipment	3	20	3
(Increase) decrease in restricted deposit	45	(106)	(146)
Amounts funded in respect of employee rights upon retirement, net	(96)	(32)	(5)
Net cash used in continuing operations	$(512)	$(967)	$(1,119)
Net cash provided by discontinued operations	39,899
Net cash (used in) provided by investing activities	$39,387	$(967)	$(1,119)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net payment for conversion of convertible notes			(10,961)
Net proceeds from issuance of convertible notes		19,681	9,542
Issuance of shares, net of issuance cost	6,101
Exercise of options	534	14
Net cash (used in) provided by financing activities	$6,635	$19,695	$(1,419)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(131)	277	414
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	21,607	(13,093)	(12,118)
BALANCE OF CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	54,767	76,374	63,281
BALANCE OF CASH AND CASH EQUIVALENTS AT END OF YEAR	$76,374	$63,281	$51,163

The accompanying notes are an integral part of the consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

(CONTINUED)

	Year ended December 31,
	2015	2016	2017

SUPPLEMENTARY INFORMATION ON INVESTING AND FINANCING ACTIVITIES NOT INVOLVING CASH FLOWS:
Purchase of property and equipment	$489	$595	$526
Issuance of promissory note	$4,301
Issuance of common stock, net of issuance cost		$6,848
Convertible note conversions			$16,263

As to extinguishment of convertible notes see note 8.

SUPPLEMENTARY DISCLOSURE ON CASH FLOWS
Interest paid	$3,105	$3,659	$4,854

The accompanying notes are an integral part of the consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

a.	General

Protalix BioTherapeutics, Inc. (collectively with its subsidiaries, the “Company”), and its wholly-owned subsidiaries, Protalix Ltd. and Protalix B.V. (the “Subsidiaries”), are biopharmaceutical companies focused on the development and commercialization of recombinant therapeutic proteins based on the Company’s proprietary ProCellEx® protein expression system (“ProCellEx”). To date, the Company has successfully developed taliglucerase alfa (marketed under the name alfataliglicerase in Brazil and certain other Latin American countries and Elelyso® in the rest of the territories) for the treatment of Gaucher disease that has been approved for marketing in the United States, Brazil, Israel and other markets. The Company has a number of product candidates in varying stages of the clinical development process. The Company’s current strategy is to develop proprietary recombinant proteins that are therapeutically superior to existing recombinant proteins currently marketed for the same indications.

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

Since its approval by the FDA, taliglucerase alfa has been marketed by Pfizer Inc. (“Pfizer”), as provided in the exclusive license and supply agreement by and between Protalix Ltd. and Pfizer, which is referred to herein as the Pfizer Agreement. In October 2015, the Company entered into an Amended and Restated Exclusive License and Supply Agreement (the “Amended Pfizer Agreement”) which amends and restates the Pfizer Agreement in its entirety. Pursuant to the Amended Pfizer Agreement, the Company sold to Pfizer its share in the collaboration created under the Pfizer Agreement for the commercialization of Elelyso in exchange for a cash payment equal to $36.0 million. As part of the sale, the Company agreed to transfer its rights to Elelyso in Israel to Pfizer while gaining full rights to it in Brazil. Under the Amended Pfizer Agreement, Pfizer is entitled to all of the revenues, and is responsible for 100% of expenses globally for Elelyso, excluding Brazil where the Company is responsible for all expenses and retains all revenues. For further details see note 2.

On June 18, 2013, the Company entered into a Supply and Technology Transfer Agreement (the “Brazil Agreement”) with Fundação Oswaldo Cruz (“Fiocruz”), an arm of the Brazilian Ministry of Health for taliglucerase alfa. Fiocruz’s purchases of alfataliglicerase to date have been significantly below certain agreed upon purchase milestones and, accordingly, the Company has the right to terminate the Brazil Agreement. Notwithstanding, the Company is, at this time, continuing to supply alfataliglicerase to Fiocruz under the Brazil Agreement, and patients continue to be treated with alfataliglicerase in Brazil. Approximately 10% of adult Gaucher patients in Brazil are currently treated with alfataliglicerase. The Company is discussing with Fiocruz potential actions that Fiocruz may take to comply with its purchase obligations and, based on such discussions, the Company will determine what it believes to be the course of action that is in the best interest of the Company.

In 2017, the Company received a purchase order from the Brazilian Ministry of Health (the “Brazilian Ministry”) for the purchase of alfataliglicerase for the treatment of Gaucher patients in Brazil for consideration of approximately $24.3 million. The purchase order consists of a number of shipments in increasing volumes. Shipments started in June 2017. The Company has recorded revenues of $7.1 million for sales of alfataliglicerase to Fiocruz in 2017.

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (continued):

On October 19, 2017, Protalix Ltd. and Chiesi Farmaceutici S.p.A. (“Chiesi”) entered into an Ex-US license (the “Chiesi Agreement”) pursuant to which Chiesi was granted an exclusive, license for all markets outside of the United States to commercialize pegunigalsidase alfa. Under the terms and conditions of the Chiesi Agreement, Protalix Ltd. retained the right to commercialize pegunigalsidase in the United States.

Under the Chiesi Agreement, Chiesi made an upfront payment to Protalix Ltd. of $25.0 million in connection with the execution of the agreement and Protalix Ltd. is entitled to additional payments of up to $25 million in development costs, capped at $10 million per year. Protalix Ltd. is also eligible to receive additional payments of up to $320 million, in the aggregate, in regulatory and commercial milestone payments.

Under the terms of the agreement, Protalix Ltd. will manufacture all of the PRX-102 needed for all purposes under the agreement, subject to certain exceptions, and Chiesi will purchase pegunigalsidase alfa from Protalix, subject to certain terms and conditions. Chiesi will make tiered payments of 15% to 35% of its net sales, depending on the amount of annual sales, as consideration for the supply of pegunigalsidase alfa.

Based on its current cash resources and commitments, the Company believes it will be able to maintain its current planned development activities and the corresponding level of expenditures for at least 12 months from the date of approval of the financial statements as of December 31, 2017, although no assurance can be given that it will not need additional funds prior to such time. If there are unexpected increases in general and administrative expenses or research and development expenses, the Company may need to seek additional financing.

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

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (continued):

f.	Inventories

Inventories are valued at the lower of cost or net realizable value. Cost of raw and packaging materials and purchased products is determined using the “moving average” basis.

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

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (continued):

j.	Revenue Recognition

1.	Revenues from supply agreements and from selling products

The Company recognizes revenues from supply agreements and from selling products upon delivery, when the sales price is fixed or determinable and collectability is reasonably assured.

2.	Revenues from Chiesi Agreement

As Chiesi is obligated to acquire pegunigalsidase alfa from the Company and the development services are not considered to have a stand-alone value, development and manufacturing of a product to be commercialized by Chiesi is viewed as one unit of account. Since there is only one unit of account, all payments received by Chiesi prior to the satisfaction of Protalix's obligation will be deferred. Therefore, the $25 million upfront payment and future research and development reimbursement payments (up to $25 million) and any potential additional development milestone payments will be deferred until the commencement of commercial manufacturing.

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

l.	Concentration of credit risks and trade receivable

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of bank deposits. The Company deposits these instruments with highly rated financial institutions, mainly in Israeli banks, and, as a matter of policy, limits the amounts of credit exposure to any one financial institution. The Company has not experienced any credit losses in these accounts and does not believe it is exposed to any significant credit risk on these instruments. The Company’s trade receivables represent amounts to be received from Pfizer, Brazil and Chiesi. The Company does not require Pfizer, Brazil or Chiesi to post collateral with respect to receivables.

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

n.	Net (loss) earnings per share

Basic and diluted loss per share (“LPS”) are computed by dividing net loss by the weighted average number of shares of the Company’s Common Stock, par value $0.001 per share (the “Common Stock”) outstanding for each period.

Diluted LPS is calculated in continuing operations. The calculation of diluted LPS does not include 19,778,424, 23,532,492 and 76,848,199 shares of Common Stock underlying outstanding options, restricted shares of Common Stock and shares issuable upon conversion of the convertible notes for the fiscal years ended December 31, 2015, 2016 and 2017, respectively, because the effect would be anti-dilutive.

o.	Convertible notes

All outstanding convertible notes are accounted for using the guidance set forth in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (ASC) 815 requiring that the Company determine whether the embedded conversion option must be separated and accounted for separately. ASC 470-20 regarding debt with conversion and other options requires the issuer of a convertible debt instrument that may be settled in cash upon conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The Company accounts for the 2013 Notes (as defined in note 8a) as a liability, on an aggregated basis, in their entirety. The 2016 Notes (as defined in note 8b) were accounted for partially as liability and equity components of the instrument and partially as a debt host contract with an embedded derivative resulting from the conversion feature. During the year ended December 31, 2017, the embedded derivative was reclassified to additional paid in capital, see note 8.

Issuance costs regarding the issuance of the 2016 Notes and the 2017 Notes (as defined in note 8c) were allocated to the liability, equity component, derivative and shares based on their relative fair values. Issuance costs that were allocated to the liability are amortized using the effective interest rate, other than issuance costs that were allocated to the derivative which were expensed immediately.

The debt discount and debt issuance costs regarding the issuance of the 2013 Notes are deferred and amortized over the 2013 Notes period (5 years).

p.	Recently adopted standards

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718)” (“ASU 2016-09”) which simplifies certain aspects of the accounting for share-based payments, including accounting for income taxes, classification of awards as either equity or liabilities, classification on the statement of cash flows as well as allowing an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures as they occur. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted in any annual or interim period for which financial statements have not yet been issued, and all amendments in the ASU that apply must be adopted in the same period. The Company adopted this standard in the fourth quarter of 2016. The Company elected to account for forfeitures as they occur. The implementation of this ASU did not have a material impact on the consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (continued):

q.	Recently issued accounting pronouncements

In May 2014, the FASB issued guidance on revenues from contracts with customers that will supersede most current revenue recognition guidance, including industry-specific guidance. The underlying principle is to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled to in exchange for those goods or services. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions require capitalization of certain contracts costs, consideration of the time value of money in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The guidance also requires enhanced disclosures regarding the nature, amount timing and uncertainty of revenues and cash flows arising from an entity’s contracts with customers. The guidance is effective for the interim and annual periods beginning on or after December 15, 2017. The implementation of this ASU did not have a material impact on the consolidated financial statements.

In January 2016, the FASB issued ASU, No. 2016-01, Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. The guidance affects the accounting for equity investments, financial liabilities under the fair value option and the presentation and disclosure requirements of financial instruments. The guidance is effective in annual reporting periods beginning after December 15, 2017. The implementation of this ASU is expected to have no material impact on the consolidated financial statements.

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

NOTE 2 - COMMERCIALIZATION AGREEMENTS

1.	On November 30, 2009, Protalix Ltd. and Pfizer entered into the Pfizer Agreement (as amended in June 2013) pursuant to which Pfizer was granted an exclusive, worldwide license to develop and commercialize taliglucerase alfa, except for Israel and Brazil. Under the Pfizer Agreement Protalix was entitled to 40% of the results (profits or losses) earned on Pfizer’s sales of taliglucerase alfa.

In October 2015, the Company entered into the following agreements with Pfizer:

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

Stock Purchase Agreement - the Company issued 5,649,079 shares of Common Stock to Pfizer.

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - COMMERCIALIZATION AGREEMENTS (continued):

Promissory note – as of the date of the amendment, the Company owed Pfizer $4.3 million as a result of the accumulated losses incurred by the Collaboration Operation. Following the new agreements, the Company committed to pay Pfizer the principal sum of the debt at the earlier of (a) November 12, 2020 and (b) the date upon which it becomes due pursuant to any event of default, as defined. The promissory note is presented in "other long term liabilities".

The Amended Pfizer Agreement resulted in a discontinued operation as defined under ASU 2014-08 because it represented a strategic shift for the Company that has a major effect on the entity’s operations and financial results.

Revenues from the Pfizer Agreements as well as revenues from sales of Elelyso in Israel were presented as discontinued operations. See note 12.

2.	In October 2017, Protalix Ltd. entered into the Chiesi Agreement with respect to the commercialization of pegunigalsidase alfa (hereafter – the drug) for treatment of the Fabry disease. Under the terms of the Chiesi Agreement, Protalix Ltd. granted to Chiesi exclusive licensing rights for the commercialization of the drug for all markets outside of the United States. Protalix Ltd. maintains the exclusive commercialization rights to the drug in the United States.

Protalix Ltd. will be mainly responsible for (i) continuing the development of the drug until a regulatory approval is granted and (ii) manufacture and supply the drug to Chiesi, based on Chiesi’s requests.

The consideration consists of the following:

a. Upfront, non-refundable payment of $25 million.

b. Additional payments of up to $25 million in development costs, capped at $10 million per year.

c. Milestone payments of up to $320 million with respect to certain regulatory and commercial events as defined in the Chiesi Agreement.

d. Additional payments as consideration for the supply of the drug. The payment will vary from 15% to 35% of Chiesi’s average selling price of the drug, depending on the amount of annual sales.

e. Protalix will be the sole manufacturer of the drug.

Chiesi does not have sublicensing rights (except for certain territories).

The Company analyzed the agreement terms and concluded that the Chiesi Agreement qualifies as a contract with customer under ASC 605. Chiesi is a customer of the Company as it contracted with the entity to obtain goods or services that are an output of the entity’s ordinary activities in exchange for consideration.

As Chiesi is obligated to acquire pegunigalsidase alfa from the Company and the development services are not considered to have a stand-alone value, development and manufacturing of a product to be commercialized by Chiesi is viewed as one unit of account. Therefore, all payments received prior to the fulfillment of the one unit of account will be deferred until the commencement of commercial manufacturing. The Company will recognize revenues after the commencement of the drug supply over the period of the product’s sales according to the Company’s best estimate.

3.	On June 18, 2013, the Company entered into the Brazil Agreement with Fiocruz for taliglucerase alfa. Fiocruz’s purchases of alfataliglicerase to date have been significantly below certain agreed upon purchase milestones and, accordingly, the Company has the right to terminate the Brazil Agreement. Notwithstanding, the Company is, at this time, continuing to supply alfataliglicerase to Fiocruz under the Brazil Agreement, and patients continue to be treated with alfataliglicerase in Brazil. Approximately 10% of adult Gaucher patients in Brazil are currently treated with alfataliglicerase. The Company is discussing with Fiocruz potential actions that Fiocruz may take to comply with its purchase obligations and, based on such discussions, the Company will determine what it believes to be the course of action that is in the best interest of the Company.

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - PROPERTY AND EQUIPMENT

a.	Composition of property and equipment grouped by major classifications is as follows:

	December 31,
(U.S. dollars in thousands)	2016	2017
Laboratory equipment	$16,265	$16,561
Furniture and computer equipment	2,342	2,438
Leasehold improvements	15,678	16,123
Equipment under construction	19	19
	$34,304	$35,141
Less – accumulated depreciation
and amortization	(25,601)	(27,465)
	$8,703	$7,676

b.	Depreciation in respect of property and equipment totaled approximately $2.4 million, $2.0 million and $1.9 million for the years ended December 31, 2015, 2016 and 2017, respectively.

NOTE 4 - INVENTORIES

Inventories at December 31, 2016 and 2017 consisted of the following:

	December 31,
(U.S. dollars in thousands)	2016	2017
Raw materials	$2,591	$3,838
Work in progress	395	485
Finished goods	2,259	3,510
Total inventory	$5,245	$7,833

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

The liability is funded in part from the purchase of insurance policies or by the establishment of pension funds with dedicated deposits in the funds. The amounts used to fund these liabilities are included in the Company’s balance sheets under “Funds in respect of employee rights upon retirement.” These policies are the Company’s assets. However, under labor agreements and subject to certain limitations, any policy may be transferred to the ownership of the individual employee for whose benefit the funds were deposited. In the years ended December 31, 2015, 2016 and 2017, the Company deposited approximately $168,000, $164,000 and $166,000, respectively, with insurance companies in connection with its severance payment obligations.

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

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - LIABILITY FOR EMPLOYEE RIGHTS UPON RETIREMENT (continued):

The amounts of severance pay expenses were approximately $800,000, $842,000 and $906,000 for each of the years ended December 31, 2015, 2016 and 2017, respectively, of which approximately $675,000, $675,000 and $746,000 in the years ended December 31, 2015, 2016 and 2017, respectively, were in respect of the Contribution Plans. Gain (loss) on amounts funded in respect of employee rights upon retirement totaled approximately ($18,000), ($7,000) and $21,000 for the years ended December 31, 2015, 2016 and 2017, respectively.

The Company expects to contribute approximately $830,000 in the year ending December 31, 2018 to insurance companies in connection with its severance liabilities for its operations for that year, approximately $664,000 of which will be contributed to one or more Contribution Plans.

During the five-year period following December 31, 2017, the Company expects to pay future benefits to three employees upon each such employee’s normal retirement age. The Company anticipates that the benefits payable will be approximately $250,000.

NOTE 6 - COMMITMENTS

a.	Royalty Commitments

1.	The Company is obligated to pay royalties to the National Authority for Technological Innovation (“NATI”) on proceeds from the sale of products developed from research and development activities that were funded, partially, by grants from NATI or its predecessor, the Office of the Chief Scientist of the Israeli Department of Labor (“OCS”). At the time the grants were received, successful development of the related projects was not assured.

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

Royalty expenses to NATI or the OCS are included in the statement of operations as a component of the cost of revenues both in continuing and discontinued operations and were approximately $2.2 million, $288,000 and $1,384,000 during the years ended December 31, 2015, 2016 and 2017, respectively.

At December 31, 2016 and 2017, the maximum total royalty amount payable by the Company under these funding arrangements is approximately $38.5 million and $42.2 million, respectively (without interest, assuming 100% of the funds are payable).

2.	The Company is a party to certain research and license agreements. Under the agreements, the Company is obligated to pay royalties at varying rates from its future revenues. The aggregate royalties payable under all of the agreements is equal to a varying range of percentages of net sales of licensed products. Royalty expenses under the agreements are included in the statement of operations as a component of the cost of revenues both in continuing and discontinued operations and were approximately $51,000, $286,000 and $0 during the years ended December 31, 2015, 2016 and 2017, respectively.

Under each agreement, the Company is also obligated to pay milestone, licensing and other payments to the counterparties of the agreement. The payments under the agreements are for varying amounts and are subject to varying conditions. If all of the contingencies with respect to milestone payments under the research and license agreements are met, the aggregate milestone payments total payable would be approximately $14.3 million and would be payable, if at all, as the Company’s projects progress over the course of a number of years. Milestone payments of $0, $300,000 and $0 were made during the years ended December 31, 2015, 2016 and 2017, respectively.

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

The Company has entered into sub-contracting agreements with several clinical providers and consultants in Israel, the United States and certain other countries in connection with its primary product development process. As of December 31, 2017, total commitments under said agreements were approximately $19.2 million.

c.	Lease Agreements

The Company is a party to a number of lease agreements for its facilities, the latest of which has been extended until 2021. The Company has the option to extend certain of such agreements on two additional occasions for additional five-year periods each, for a total of 10 additional years. Under the leases, the aggregate monthly rental payments are approximately $65,000. As of December 31, 2017, the Company provided bank guarantees of approximately $306,000 in the aggregate, to secure the fulfillment of its obligations under the lease agreements. The future minimum lease payments required under the operating leases for such premises are approximately $783,000, $717,000, $717,000, $580,000, for fiscal years 2018 through 2021, respectively. Lease expenses totaled approximately $1.0 million for each of the years ended December 31, 2015, 2016 and approximately $775,000 for the year ended December 31,2017, respectively.

d.	Vehicle Lease and Maintenance Agreements

The Company entered into several three-year lease and maintenance agreements for vehicles which are regularly amended as new vehicles are leased. The current monthly lease fees aggregate approximately $52,000. The expected lease payments for the years ending December 31, 2018, 2019 and 2020 are approximately $565,000, $385,000 and $186,000, respectively.

NOTE 7 - SHARE CAPITAL

a.	Rights of the Company’s Common Stock

The Company’s Common Stock is listed on the NYSE American and on the Tel Aviv Stock Exchange. Each share of Common Stock is entitled to one vote. The holders of shares of Common Stock are also entitled to receive dividends whenever funds are legally available, when and if declared by the Board of Directors. Since its inception, the Company has not declared any dividends.

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

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - SHARE CAPITAL (continued):

As of December 31, 2017, 2,554,075 shares of Common Stock remain available for grant under the Plan.

For purposes of determining the fair value of the options and restricted stock granted to employees and non-employees, the Company’s management uses the fair value of the Common Stock.

From January 1, 2015 through December 31, 2017, the Company granted options and shares of restricted stock to certain employees and non-employees as follows:

1.	Options and restricted stock granted to employees:

a)	Below is a table summarizing all of the options grants to employees during the year ended December 31, 2015:

Year of grant	No. of options granted	Exercise price	Vesting period	Fair value at grant (U.S. dollars in thousands)	Expiration period
2015	1,909,000	$1.72	4 years	$1,900	10 years

Set forth below are grants made by the Company to employees (including related parties) during the three-year period ended December 31, 2017 (such grants appear in the table above):

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

b)	The total unrecognized compensation cost of employee stock options at December 31, 2017 is approximately $130,000. The unrecognized compensation cost of employee stock options is expected to be recognized over a weighted average period of 0.54 years.

The total cash received from employees as a result of employee stock option exercises for the years ended December 31, 2015, 2016 and 2017 was approximately $534,000, $14,000 and $0, respectively. The Company did not realize any tax benefit in connection with these exercises.

2.	Options granted to consultants, directors, and other service providers:

During the three years ended December 31, 2017 there were no option grants by the Company to its consultants, directors, and other service providers. In addition, during the three years ended December 31, 2017, there were no option exercises by any of the Company’s consultants, directors, and other service providers and, consequently, no shares of Common Stock were issued in connection with exercises of options by, nor was any cash received from, the Company’s consultants, directors, and other service providers during such period.

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - SHARE CAPITAL (continued):

3.	A summary of share option plans, and related information, under all of the Company’s equity incentive plans for the years ended December 31, 2015, 2016 and 2017 is as follows:

a.	Options granted to employees:

	Year ended December 31,
	2015		2016		2017
		Weighted		Weighted		Weighted
	Number	average	Number	Average	Number	average
	of	exercise	of	Exercise	of	exercise
	options	price	options	Price	options	price
Outstanding at beginning of year	5,870,309	$3.770	6,952,293	$3.363	4,884,211	$3.617
Changes during the year:
Granted	1,909,000	1.72
Forfeited and Expired	277,016	5.395	1,514,957	3.748	154,594	4.004
Exercised (*)	550,000	0.972	553,125	0.067
Outstanding at end of year	6,952,293	$3.363	4,884,211	$3.617	4,729,617	$3.604
Exercisable at end of year	4,477,043	$4.182	3,498,492	$4.296	4,457,461	$3.696

(*) The total intrinsic value of options exercised during the years ended December 31, 2015, 2016 and 2017, was approximately $675,000, $213,000 and $0, respectively.

b.	Restricted stock granted to employees:

	Year ended December 31,
	2015	2016
	Number of restricted stock
Outstanding at beginning of year	386,124	127,874
Changes during the year:
Vested	255,749	127,874
Forfeited	2,501	-
Outstanding at end of year	127,874	-

c.	Options and restricted stocks granted to consultants, directors, and other service providers:

	Year ended December 31,
	2015		2016		2017
	Number		Number		Number
	of	Weighted	of	Weighted	of	Weighted
	options/	average	options/	average	options/	average
	restricted	exercise	restricted	exercise	restricted	exercise
	stock	price	stock	price	stock	price
Outstanding at beginning of Year	1,208,592	$6.136	637,209	$11.638	208,000	$3.156
Changes during the year:
Expired	466,883	0.001	429,209	15.748	8,000	0.001
Vested restricted stock	104,500
Outstanding at end of year	637,209	11.638	208,000	3.156	200,000	3.282
Exercisable at end of year	549,709	$12.954	170,500	$3.109	200,000	$3.282

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - SHARE CAPITAL (continued):

d.	The following tables summarize information concerning outstanding and exercisable options and restricted stock as of December 31, 2017:

December 31, 2017
Options outstanding			Options exercisable
Exercise prices	Number of options outstanding at end of year	Weighted average remaining contractual life	Number of options exercisable	Weighted average remaining contractual life
n/a (Restricted Stock)			n/a	n/a
$1.720	1,720,685	7.22	1,617,279	7.22
$2.350	40,000	0.81	40,000	0.81
$2.370	900,000	6.74	731,250	6.74
$2.650	211,682	1.15	211,682	1.15
$3.020	50,000	0.10	50,000	0.10
$3.370	150,000	6.56	150,000	6.56
$5.000	949,250	0.10	949,250	0.10
$6.900	680,000	2.15	680,000	2.15
$7.550	160,000	2.65	160,000	2.65
$9.660	68,000	2.83	68,000	2.83
	4,929,617		4,657,461

e.	The following table illustrates the effect of share-based compensation on the statement of operations:

	Year ended December 31,
(U.S. dollars in thousands)	2015	2016	2017
Research and development expenses	$904	$571	$182
Selling, general and administrative expenses	898	417	155
	$1,802	$988	$337

c.	Private and 144A Offerings

1.	On October 12, 2015, the Company completed a private offering of 5,649,079 shares of the Company’s common stock to Pfizer. See also note 2.

2.	On December 7, 2016, the Company exchanged with certain existing note holders $54.052 million aggregate principal amount of the Company’s outstanding 4.50% Convertible Senior Notes due 2018 for, among other consideration, $40.186 million aggregate principal amount of convertible notes due 2021 (as described in note 8b) and for 23,846,735 shares of common stock. See also note 8b.

3.	On July 24, 2017, the Company entered into a Note Purchase Agreement with certain institutional investors relating to the private issuance and sale by the Company of $10 million in aggregate principal amount of its 7.5% secured convertible promissory notes due 2021. The 7.5% convertible notes were issued pursuant to the base indenture dated December 7, 2016 (the existing 2016 Notes). Concurrently, the Company exchanged with certain existing note holders $9.0 million aggregate principal amount of the Company’s outstanding 4.50% Convertible Senior Notes due 2018 for $8.55 million aggregate principal amount of newly issued 4.50% Senior Convertible Notes due 2022. See also note 8c.

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - CONVERTIBLE NOTES

a.	4.5% Convertible Notes (“2013 Notes”)

On September 18, 2013, the Company completed a private placement of $69.0 million in aggregate principal amount of Senior Convertible Notes (the “2013 Notes”), including $9.0 million aggregate principal amount of 2013 Notes related to the initial purchaser’s over-allotment option, which was exercised in full. In connection with the completion of the offering, the Company entered into an indenture with The Bank of New York Mellon Trust Company, N.A., as trustee, governing the 2013 Notes. The 2013 Notes accrue interest at a rate of 4.50% per year, payable semiannually in arrears on March 15 and September 15 of each year, beginning on March 15, 2014. In December 2016, $54.1 million aggregate principal amount of 2013 Notes were exchanged for 2016 Notes and shares of common stock (see also note 8b) and in July 2017, $9.0 million aggregate principal amount of 2013 Notes were exchanged for 2017 Notes as defined in note 8c (see also note 8c). Accordingly, $5.9 million aggregate principal amount of 2013 Notes remain outstanding as of December 31, 2017. The 2013 Notes mature on September 15, 2018.

Holders may convert their 2013 Notes at any time prior to the close of business on the business day immediately preceding September 15, 2018. The initial conversion rate for the 2013 Notes is 173.6593 shares of the Common Stock for each $1,000 principal amount of 2013 Notes (equivalent to an initial conversion price of approximately $5.76 per share of the Common Stock). Upon conversion, the Company will deliver a number of shares of Common Stock, per $1,000 principal amount of 2013 Notes, equal to the conversion rate. The conversion rate is subject to adjustment for certain events but will not be adjusted for any accrued and unpaid interest.

The following table sets forth total interest expense recognized for the years ended December 31, 2015, 2016 and 2017 related to the 2013 Notes:

	Year ended December 31,
(U.S. Dollars in thousands)	2015	2016	2017
Contractual interest expense	$3,105	$2,943	$501
Amortization of debt issuance costs and debt discount	444	421	71
Total	$3,549	$3,364	$572

b.	7.5% Convertible Notes (“2016 Notes”)

On December 1, 2016, the Company entered into a note purchase agreement with institutional investors, which held part of the 2013 Notes (the “2016 Purchasers”), relating to the sale by the Company of $22.5 million aggregate principal amount of 7.50% Senior Secured Convertible Notes due 2021 in a private placement pursuant to Section 4(a)(2) under the Securities Act of 1933, as amended (the “Securities Act”). Concurrently with the consummation of the private placement of the 2016 Notes, the Company entered into a privately negotiated exchange agreement (the “2016 Exchange Agreement”) with certain existing note holders identified therein to exchange $54.1 million aggregate principal amount of the Company’s outstanding 2013 Notes for (i) $40.186 million aggregate principal amount of 2016 Notes, (ii) 23,846,735 shares of Common Stock and (iii) cash, equal to the accrued and unpaid interest on the 2013 Notes and any fractional shares. The closing date of the purchase agreement and the 2016 Exchange Agreement was December 7, 2016. The issuance of the 2016 Notes and shares in the exchange and the private placement were made in reliance on the exemption from the registration requirements of the Securities Act pursuant to Section 4(a)(2) thereof. The net proceeds from the private placement were $19.7 million, after deducting the placement agent’s fees and the Company’s estimated offering expenses.

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

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - CONVERTIBLE NOTES (continued):

On July 24, 2017, the Company entered into another note purchase agreement with certain institutional investors relating to the private issuance and sale by the Company of $10.0 million in aggregate principal amount of its 2016 Notes. The 2016 Notes were issued pursuant to the 2016 Indenture dated (December 7, 2016). The net proceeds from this purchase agreement were $9.5 million, after deducting the Company’s offering expenses.

Holders may convert their 2016 Notes at any time. The initial conversion rate for the 2016 Notes is 1,176.4706 shares of the Common Stock for each $1,000 principal amount of 2016 Notes (equivalent to an initial conversion price of approximately $0.85 per share of the Common Stock). Upon conversion, the Company may settle the 2016 Notes by paying or delivering, as the case may be, cash, shares of Common Stock or a combination thereof, at the Company’s election.

During 2017, approximately $13.6 million aggregate principal amount of the Company’s 2016 Notes were converted. Settlement of the conversions resulted in the issuance of 8,827,624 shares of Common Stock and cash payments of approximately $11 million, in the aggregate. A total of $59.1 million aggregate principal amount of the 2016 Notes remains outstanding as of December 31, 2017.

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

No redemption was made during the years 2016 and 2017.

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

For accounting purposes, since the terms of the 2013 Notes and the 2016 Notes are substantially different, the 2016 Exchange Agreement was considered as an extinguishment, which in essence means recording a gain due to the 2013 Notes that were exchanged for the 2016 Notes recorded at fair value as of the closing date. The gain on extinguishment of $14.1 million was recognized.

As the settlement upon conversion was subject to compliance with the listing standards of the NYSE American, until the Company’s stockholders’ approval was obtained, the Company was prohibited by these rules from issuing shares in excess of 20% of its outstanding shares (calculated as of December 1, 2016). The accounting guidance assumed that the conversion will be settled in cash and, as such, is precluded from equity classification for any part of the 2016 Notes that may have cash settlement. As such, that part of the conversion feature was accounted for as a derivative which is bifurcated from the debt host contract and was measured at fair value through the statement of operations until the Company’s stockholders approved, in April 2017, the issuance of shares in excess of 20% of its outstanding shares. On April 12, 2017, the Company’s stockholders approved the issuance of shares of the Company’s Common Stock in excess of 20% of the Company’s outstanding shares of Common Stock to settle conversion requests and pay interest on the Company’s issued 7.5% convertible notes. As a result, the Company reclassified the embedded derivative to additional paid in capital. During 2017, the measurement of the derivative resulted in a non-cash charge to the Company’s statement of operations of $38,061 thousand. The conversion feature of the 7.5% convertible notes issued in July 2017 is accounted for as equity, which is bifurcated from the debt host contract. With respect to the remainder of the 2016 Notes, for which the conversion feature qualifies for equity classification (since upon conversion the Company at its election may settle the 2016 Notes by paying cash, shares of Common Stock or a combination of cash and shares of Common Stock) separate liability (debt) and equity (conversion option) components of such 2016 Notes were recorded. The Company measures the liability according to amortized cost using the effective interest method.

The Company prepared a valuation of the fair value of the 2016 Notes (a Level 3 valuation) for the issuance dates. The value of the 2016 Notes was estimated by implementing the binomial model. The liability component was valued based on the Income Approach. The following parameters were used:

	December 7, 2016	July 24, 2017
Stock price (USD)	0.3	0.77
Expected term	4.94	4.32
Risk free rate	1.86%	1.74%
Volatility	54.12%	63.79%
Yield	13.98%	11.56%

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - CONVERTIBLE NOTES (continued):

The following table sets forth total interest expense recognized related to the 2016 Notes:

	Year Ended December 31,
	2016	2017
(U.S. Dollars in thousands)
Contractual interest expense	$313	$4,434
Debt discount amortization	147	2,309
Gain on extinguishment	(14,063)
Change in fair value of convertible note embedded derivative	6,473	38,061
Interest payment in connection with conversions		3,918
Income in connection with conversions		(1,643)
Total	$(7,130)	$47,079

c.	4.5% Convertible Notes Due 2022 (“2017 Notes”)

On July 24, 2017, the Company entered into a privately negotiated exchange agreement (the “2017 Exchange Agreement”) with certain existing note holders identified therein to exchange $9.0 million aggregate principal amount of the Company’s outstanding 2013 Notes for (i) $8.55 million aggregate principal amount of the Company’s 4.5% convertible promissory notes due 2022, (ii) $275,000 in cash consideration and (iii) cash, equal to the accrued and unpaid interest on the exchanged 2013 Notes.

As the terms of the 2013 Notes and the 2017 Notes are substantially different, the 2017 Exchange Agreement was considered an extinguishment of debt, which in essence means recording a loss due to the 2013 Notes that were exchanged for the 2017 Notes recorded at fair value as of the closing date. The Company recognized a loss of $1.3 million due to the extinguishment.

The Company prepared a valuation of the fair value of the 2017 Notes (a Level 3 valuation) for the issuance date. The value of the 2017 Notes was estimated by implementing the binomial model. The liability component was valued based on the Income Approach. The following parameters were used:

July 24, 2017
Stock price (USD)	0.77
Expected term	4.57
Risk free rate	1.78%
Volatility	62.68%
Yield	15.21%

The Company accounts for the convertible notes as a liability, on an aggregated basis, in their entirely. The debt discount and debt issuance costs are deferred and amortized over the applicable convertible period.

All of the 2017 Notes were converted during the year ended December 31, 2017 into 11,239,641 shares of Common Stock.

The following table sets forth total interest expense recognized related to the 2017 Notes:

Year Ended December 31, 2017
(U.S. Dollars in thousands)
Contractual interest expense	$55
Debt premium amortization	(46)
Loss on extinguishment	1,325
Total	$1,334

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

The fair value of the remaining $5.9 million 2013 Notes and the $59.1 million 2016 Notes as of December 31, 2017 is approximately $5.7 million and $76.6 million, respectively, based on a level 3 measurement.

The Company prepared a valuation of the fair value of the 2013 Notes and the 2016 Notes (a Level 3 valuation) as of December 31, 2017. The value of these notes were estimated by implementing the binomial model. The liability component was valued based on the Income Approach. The following parameters were used:

	2013 Notes	2016 Notes
Stock price (USD)	0.6612	0.6612
Expected term	0.71	3.88
Risk free rate	1.66%	2.08%
Volatility	79.57%	68.89%
Yield	11.86%	11.89%

NOTE 10 - TAXES ON INCOME

a.	The Company

Protalix BioTherapeutics, Inc. is taxed according to U.S. tax laws. The Company’s income is taxed in the United States at the rate of up to 39%.

On December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act, which among other changes reduces the federal corporate tax rate to 21%.

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - TAXES ON INCOME (continued):

b.	Protalix Ltd.

The Israeli Subsidiary is taxed according to Israeli tax laws:

1.	Tax rates

The income of the Israeli Subsidiary, other than income from “Approved Enterprises,” is taxed in Israel at the regular corporate tax rates which were 26.5% for fiscal year 2015.

In January 2016, the Law for the Amendment of the Income Tax Ordinance (No. 216) was published, enacting a reduction of corporate tax rate beginning in 2016 and thereafter, from 26.5% to 25%.

In December 2016, the Economic Efficiency Law (Legislative Amendments for Implementing the Economic Policy for the 2017 and 2018 Budget Year), 2016 was published, introducing a gradual reduction in corporate tax rate from 25% to 23%. However, the law also included a temporary provision setting the corporate tax rate in 2017 at 24%. As a result, the corporate tax rate was 24% in 2017 and will be 23% in 2018 and thereafter.

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

If the Israeli Subsidiary subsequently pays a dividend out of income derived from the “Approved Enterprise” or “Benefited Enterprise” during the tax exemption period, it will be subject to tax on the gross amount distributed (including the company tax on these amounts), at the rate which would have been applicable had such income not been exempted.

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

In recent years, several amendments have been made to the Encouragement of Capital Investments Law which have enabled new alternative benefit tracks, subject to certain conditions.

The Encouragement of Capital Investments Law was amended as part of the Economic Policy Law for the years 2011-2012, which was passed by the Israeli Knesset on December 29, 2010. The amendment sets alternative benefit tracks to those currently in effect under the provisions of the Encouragement of Capital Investments Law. On December 29, 2016, Amendment 73 to the Encouragement of Capital Investments Law was published. This amendment sets new benefit tracks, inter alia, “Preferred Technological Enterprise” and “Special Preferred Technological Enterprise” (the “Capital Investments Law Amendment”).

The Company elected not to have the Capital Investments Law Amendment apply to the Company.

c.	Tax losses carried forward to future years

As of December 31, 2017, the Company had aggregate net operating loss (“NOL”) carry-forwards equal to approximately $207 million that are available to reduce future taxable income as follows:

1.	The Company

The Company’s carry-forward NOLs, equal to approximately $23 million (as of December 31, 2016, approximately $20 million), may be restricted under Section 382 of the Internal Revenue Code (“IRC”). IRC Section 382 applies whenever a corporation with NOL experiences an ownership change. As a result of IRC Section 382, the taxable income for any post change year that may be offset by a pre-change NOL may not exceed the general IRC Section 382 limitation, which is the fair market value of the pre-change entity multiplied by the IRC long-term tax exempt rate.

2.	Protalix Ltd.

At December 31, 2017, the Israeli Subsidiary had approximately $184 million (as of December 31, 2016, approximately $133 million) of carry-forward NOLs that are available to reduce future taxable income with no limited period of use.

d.	Deferred income taxes:

The components of the Company’s net deferred tax assets at December 31, 2016 and 2017 were as follows:

	December 31,
	2016	2017
(U.S. dollars in thousands)
In respect of:
Timing Differences	$3,520	$11,335
Net operating loss carry forwards	38,515	47,033
Valuation allowance	(42,035)	(58,368)
	-	-

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

In accordance with the Income Tax Ordinance, as of December 31, 2017, all of Protalix Ltd.’s tax assessments through tax year 2012 are considered final.

A summary of open tax years by major jurisdiction is presented below:

Jurisdiction:	Years:
Israel	2013-2017
United States (*)	2013-2017

(*) Includes federal, state and local (or similar provincial jurisdictions) tax positions.

NOTE 11 - SUPPLEMENTARY FINANCIAL STATEMENT INFORMATION

Balance sheets:

	December 31,
	2016	2017
(U.S. dollars in thousands)
a. Other assets:
Institutions	$333	$394
State of Israel (see note 6a)	1,046	195
Restricted deposit	477	623
Prepaid expenses	416	433
Assets of discontinued operation	327	215
Sundry	49	74
	$2,648	$1,934

	December 31,
	2016	2017
(U.S. dollars in thousands)
b. Accounts payable and accruals – other:
Payroll and related expenses	$1,190	$1,386
Interest payable	511	645
Provision for vacation	1,399	1,650
Accrued expenses	3,575	4,802
Royalties payable	226	301
Property and equipment suppliers	595	526
	$7,496	$9,310

Statements of operations:

	December 31,
	2015	2016	2017
(U.S. dollars in thousands)
Revenues:
Pfizer		$5,226	$12,181
Brazil	$4,364	$3,973	$7,061
	$4,364	$9,199	$19,242

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

The following summarizes financial information related to the Company’s discontinued operations, in the Company’s consolidated statements of operations:

	2015	2016
(U.S. dollars in thousands)
REVENUES	$48,674	$209
COMPANY’S SHARE IN COLLABORATION AGREEMENT	5,048
COST OF REVENUES	(7,697)	(373)
GROSS PROFIT (LOSS)	46,025	(164)
RESEARCH AND DEVELOPMENT EXPENSES	(586)
Less –reimbursements	545
RESEARCH AND DEVELOPMENT EXPENSES, NET	(41)
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(564)	(25)
NET (LOSS) INCOME FOR THE YEAR FROM DISCONTINUED OPERATIONS	$45,420	$(189)
GAIN ON THE DISPOSAL	39,899
NET (LOSS) INCOME	$85,319	$(189)

NOTE 13 - RELATED PARTY TRANSACTIONS

	Year ended December 31,
	2015	2016	2017
(U.S. dollars in thousands)
Compensation (including share based compensation) to the non-executive directors (includes the interim Chairman of the Board through 2015 and the Chairman of the Board for part of 2015)	$631	$560	$499

