Form 10-Q
period 2018-06-30
Protalix BioTherapeutics, Inc.
filed 2018-08-09
CIK 1006281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

On August 1, 2018, approximately 148,183,591 shares of the Registrant’s common stock, $0.001 par value, were outstanding.

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

ii

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

iii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

PROTALIX BIOTHERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands)
(Unaudited)

	June 30, 2018	December 31, 2017
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$28,327	$51,163
Accounts receivable – Trade	5,248	1,721
Other assets	2,499	1,934
Inventories	6,978	7,833
Total current assets	$43,052	$62,651

FUNDS IN RESPECT OF EMPLOYEE RIGHTS UPON RETIREMENT	1,729	1,887
PROPERTY AND EQUIPMENT, NET	6,940	7,676
Total assets	$51,721	$72,214

LIABILITIES NET OF CAPITAL DEFICIENCY

CURRENT LIABILITIES:

Accounts payable and accruals:
Trade	$6,001	$7,521
Other	9,071	9,310
Convertible notes		5,921
Total current liabilities	$15,072	$22,752

LONG TERM LIABILITIES:
Convertible notes	46,742	46,267
Deferred revenues	31,885	26,851
Liability for employee rights upon retirement	2,335	2,586
Other long term liabilities	5,258	5,051
Total long term liabilities	$86,220	$80,755
Total liabilities	$101,292	$103,507

COMMITMENTS

CAPITAL DEFICIENCY	(49,571)	(31,293)
Total liabilities net of capital deficiency	$51,721	$72,214

The accompanying notes are an integral part of the condensed consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(U.S. dollars in thousands, except share and per share data)
(Unaudited)

	Six Months Ended		Three Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
REVENUES	$6,559	$9,247	$2,006	$6,358
COST OF REVENUES	(5,107)	(7,611)	(2,183)	(5,523)
GROSS PROFIT (LOSS)	1,452	1,636	(177)	835
RESEARCH AND DEVELOPMENT EXPENSES (1)	(14,762)	(15,271)	(7,476)	(9,304)
Less – grants	1,078	1,816	235	478
RESEARCH AND DEVELOPMENT EXPENSES, NET	(13,684)	(13,455)	(7,241)	(8,826)
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (2)	(4,656)	(5,351)	(2,158)	(2,814)
OPERATING LOSS	(16,888)	(17,170)	(9,576)	(10,805)
FINANCIAL EXPENSES	(4,013)	(5,132)	(1,793)	(3,045)
FINANCIAL INCOME	207	1,665	75	40
(LOSS) INCOME FROM CHANGE IN FAIR VALUE OF CONVERTIBLE NOTES EMBEDDED DERIVATIVE		(38,061)		14,260
FINANCIAL (EXPENSES) INCOME, NET	(3,806)	(41,528)	(1,718)	11,255
NET (LOSS) INCOME FOR THE PERIOD	$(20,694)	$(58,698)	$(11,294)	$450
NET (LOSS) EARNINGS PER SHARE OF COMMON STOCK:
BASIC
Net (loss) earnings per share of common stock	$(0.14)	$(0.47)	$(0.08)	$0.00
DILUTED
Net loss per share of common stock	$(0.14)	$(0.47)	$(0.08)	$(0.06)
WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK USED IN COMPUTING (LOSS) EARNINGS PER SHARE
BASIC	145,985,445	126,000,782	146,644,450	127,523,706
DILUTED	145,985,445	126,000,782	146,644,450	192,598,389
(1) Includes share-based compensation	$40	$120	$(2)	$55
(2) Includes share-based compensation	$34	$96	$14	$43

The accompanying notes are an integral part of the condensed consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
CAPITAL DEFICIENCY

(U.S. dollars in thousands, except share data)

(Unaudited)

			Additional
	Common	Common	Paid–In	Accumulated
	Stock (1)	Stock	Capital	Deficit	Total
	Number of shares	Amount
Balance at December 31, 2016	124,134,085	$124	$202,575	$(212,656)	$(9,957)
Changes during the six-month period ended June 30, 2017:
Share-based compensation related to stock options			216		216
Reclassification of embedded derivative			43,634		43,634
Convertible notes conversions	4,948,821	5	4,132		4,137
Net loss for the period				(58,698)	(58,698)
Balance at June 30, 2017	129,082,906	129	250,557	(271,354)	(20,668)
Balance at December 31, 2017	143,728,797	$144	$266,495	$(297,932)	$(31,293)
Changes during the six-month period ended June 30, 2018:
Share-based compensation related to stock options			58		58
Share-based compensation related to restricted stock award	29,898	*	16		16
Convertible notes conversions	1,811,260	2	1,190		1,192
Convertible notes exchange	2,613,636	2	1,148		1,150
Net loss for the period				(20,694)	(20,694)
Balance at June 30, 2018	148,183,591	$148	$268,907	$(318,626)	$(49,571)

*	Represents an amount less than $1.

(1)	Common Stock, $0.001 par value; Authorized – as of June 30, 2018 and 2017 - 250,000,000.

The accompanying notes are an integral part of the condensed consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

(Unaudited)

	Six months ended
	June 30, 2018	June 30, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(20,694)	$(58,698)
Adjustments required to reconcile net loss to net cash used in operating activities:
Share based compensation	74	216
Depreciation	846	986
Financial expenses, net (mainly exchange differences)	94	56
Changes in accrued liability for employee rights upon retirement	(121)	89
Gain on amounts funded in respect of employee rights upon retirement	(43)	(19)
Net loss (income) in connection with conversions of convertible notes	186	(739)
Change in fair value of convertible notes embedded derivative		38,061
Amortization of debt issuance costs and debt discount	1,257	1,141
Issuance of shares for interest payment in connection with conversions of convertible notes	205	634
Changes in operating assets and liabilities:
Increase in deferred revenues	5,034	1,088
Increase in accounts receivable and other assets	(3,989)	(3,538)
Decrease (increase) in inventories	855	(1,814)
Increase (decrease) in accounts payable and accruals	(1,288)	5,378
Increase in other long term liabilities	207
Net cash used in continuing operations	(17,377)	(17,159)
Net cash provided by discontinued operations		114
Net cash used in operating activities	$(17,377)	$(17,045)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	$(394)	$(543)
Increase in restricted deposit	(162)	(343)
Amounts funded in respect of employee rights upon retirement, net	109	(83)
Net cash used in investing activities	$(447)	$(969)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net payment for convertible notes	(4,752)	(10,961)
Net cash used in financing activities	(4,752)	(10,961)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	$(260)	$227
NET DECREASE IN CASH AND CASH EQUIVALENTS	(22,836)	(28,748)
BALANCE OF CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	51,163	63,281
BALANCE OF CASH AND CASH EQUIVALENTS AT END OF PERIOD	$28,327	$34,533

The accompanying notes are an integral part of the condensed consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

(Unaudited)

(Continued) - 2

	Six Months Ended
	June 30, 2018	June 30, 2017
SUPPLEMENTARY INFORMATION ON INVESTING AND FINANCING ACTIVITIES NOT INVOLVING CASH FLOWS:
Purchase of property and equipment	$242	$493
Convertible notes conversions	$2,137	$3,503

SUPPLEMENTARY DISCLOSURE ON CASH FLOWS
Interest paid	$2,408	$2,330

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

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (continued):

In 2017, the Company received a purchase order from the Brazilian MoH for the purchase of alfataliglicerase for the treatment of Gaucher patients in Brazil for consideration of approximately $24.3 million. Shipments started in June 2017. The Company recorded revenues of $7.1 million for sales of alfataliglicerase to Fiocruz in 2017, and $2.6 million during the six months ended June 30, 2018.

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

Based on its current cash resources and commitments, the Company believes it will be able to maintain its current planned development activities and the corresponding level of expenditures for at least 12 months from the date of approval of the June 30, 2018 financial statements, although no assurance can be given that it will not need additional funds prior to such time. If there are unexpected increases in general and administrative expenses or research and development expenses, the Company may need to seek additional financing.

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

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (continued):

Diluted loss per share is calculated by dividing the net income by the weighted-average number of shares of Common Stock outstanding during each period increased to include the number of additional shares of Common Stock that would have been outstanding if the potentially dilutive shares had been issued. Potentially dilutive shares include additional shares of Common Stock issuable upon the assumed conversion of the convertible notes (issued in September 2013 and December 2016).

The loss and weighted average number of shares outstanding used to calculate (loss) earnings per share were as follows:

	Six Months Ended		Three Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Net loss (income) for the period	$(20,694)	$(58,698)	$(11,294)	$450
Financial income, net of convertible notes	-	-	-	$(11,847)
Loss used for the computation of diluted loss per share	$(20,694)	$(58,698)	$(11,294)	$(11,397)
Weighted average shares of common stock outstanding for basic calculation	145,985,445	126,000,782	146,644,450	127,523,706
Weighted average dilutive effect of shares issuable upon conversion of convertible notes	-	-	-	65,066,683
Weighted average dilutive effect of stock options	-	-	-	8,000
Weighted average shares of common stock outstanding for diluted calculation	145,985,445	126,000,782	146,644,450	192,598,389

Diluted LPS is calculated in continuing operations. The calculation of diluted LPS does not include 74,087,411 and 73,306,448 shares of Common Stock underlying outstanding options and restricted shares of Common Stock and shares issuable upon conversion of the convertible notes (issued in September 2013 and December 2016) for the six months ended June 30, 2017 and 2018, respectively, and 72,836,697 shares of Common Stock for the three months ended June 30, 2018 because the effect would be anti-dilutive. The calculation of diluted LPS does not include 5,059,186 shares of Common Stock underlying outstanding options for the three months ended June 30, 2017, because the effect would be anti-dilutive.

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

NOTE 2 – INVENTORIES

Inventory at June 30, 2018 and December 31, 2017 consisted of the following:

	June 30,	December 31,
	2018	2017
	(U.S. dollars in thousands)
Raw materials	$3,280	$3,838
Work in progress	365	485
Finished goods	3,333	3,510
Total inventory	$6,978	$7,833

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

The fair value of the remaining $58.1 million in aggregate principal amount of the Company’s outstanding 7.50% secured convertible promissory notes due 2021 (the “2016 Notes”) is approximately $61.4 million, based on a Level 3 measurement.

The Company prepared a valuation of the fair value of the Company’s 2016 Notes (a Level 3 valuation) as of June 30, 2018. The values of these notes were estimated by implementing the binomial model. The liability component was valued based on the Income Approach. The following parameters were used:

2016 Notes
Stock price (USD)	0.43
Expected term (years)	3.38
Risk free rate	2.63%
Volatility	71.89%
Yield	13.17%

NOTE 4 – CONVERTIBLE NOTES

All of our outstanding convertible notes are accounted for using the guidance set forth in the FASB Accounting Standards Codification (ASC) 815 which requires that the Company determine whether the embedded conversion option must be separated and accounted for separately. ASC 470-20, regarding debt

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4 – CONVERTIBLE NOTES (continued):

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

During the six months ended June 30, 2018, note holders converted $1.0 million aggregate principal amount of the 2016 Notes into a total of 1,338,707 shares of Common Stock, and cash payments of approximately $11,668, in the aggregate. In addition, in June 2018, the Company exchanged $3.42 million aggregate principal amount of the Company’s outstanding 4.50% convertible promissory notes due 2018 (the “2013 Notes”) for 2,613,636 shares of Common Stock and approximately $2.2 million in cash and delivered the necessary funds under the indenture governing the 2013 Notes, which was $2.5 million, to effectively discharge the remaining outstanding 2013 Notes.

As of June 30, 2018, a total of $58.1 million aggregate principal amount of the 2016 Notes were outstanding. In addition, as of June 30, 2018, all of the 2013 Notes outstanding have been effectively discharged.

NOTE 5 – REVENUES

The following table summarizes the Company’s disaggregation of revenues:

	Six Months Ended June 30,
(U.S. dollars in thousands)	2018	2017
Revenues:
Pfizer	$3,986	$5,671
Brazil	$2,573	$3,576
	$6,559	$9,247

NOTE 6 – SUBSEQUENT EVENTS

On July 23, 2018, Protalix entered into an Exclusive License and Supply Agreement with Chiesi, or the Chiesi U.S. Agreement, with respect to the development and commercialization of PRX-102 in the United States. Under the terms of the Chiesi U.S. Agreement, Protalix granted to Chiesi exclusive licensing rights for the commercialization of PRX-102 in the United States. In October 2017, Protalix granted to Chiesi exclusive licensing rights for the commercialization of PRX-102 for all markets outside of the United States. Protalix is entitled to an upfront, non-refundable, non-creditable payment of $25.0 million from Chiesi and additional payments of up to a maximum of $20.0 million to cover development costs for PRX-102, subject to a maximum of $7.5 million per year. Protalix is also eligible to receive an additional up to a maximum of $760.0 million, in the aggregate, in regulatory and commercial milestone payments. Chiesi will also make tiered payments of 15% to 40% of its net sales to Protalix, depending on the amount of annual sales, subject to certain terms and conditions, as consideration for product supply.

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

On July 23, 2018, Protalix Ltd. entered into an Exclusive License and Supply Agreement with Chiesi, or the Chiesi U.S. Agreement, with respect to the development and commercialization of pegunigalsidase alfa in the United States. Under the terms of the Chiesi U.S. Agreement, Protalix Ltd. granted to Chiesi exclusive licensing rights for the commercialization of PRX-102 in the United States. Protalix Ltd. is entitled to an upfront, non-refundable, non-creditable payment of $25.0 million from Chiesi and additional payments of up to a maximum of $20.0 million to cover development costs for PRX-102, subject to a maximum of $7.5 million per year. Protalix Ltd. is also eligible to receive an additional up to a maximum of $760.0 million, in the aggregate, in regulatory and commercial milestone payments. Chiesi will also make tiered payments of 15% to 40% of its net sales to Protalix Ltd., depending on the amount of annual sales, subject to certain terms and conditions, as consideration for product supply.

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

(3) OPRX-106, our oral antiTNF product candidate which is being developed as an orally-delivered anti-inflammatory treatment using plant cells as a natural capsule for the expressed protein. We released final data generated in our phase II clinical trial of OPRX-106 for the treatment of ulcerative colitis in March 2018. Additional data was released in June 2018.

We have licensed the rights to commercialize taliglucerase alfa worldwide (other than Brazil) to Pfizer, and the rights to commercialize pegunigalsidase alfa worldwide to Chiesi. Otherwise, we hold the worldwide commercialization rights to our other proprietary development candidates. In addition, we continuously evaluate potential strategic marketing partnerships as well as collaboration programs with biotechnology and pharmaceutical companies and academic research institutes.

Critical Accounting Policies

Our significant accounting policies are more fully described in Note 1 to our consolidated financial statements appearing in this Quarterly Report. There have been no material changes to our significant accounting policies since we filed our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Our outstanding 7.50% secured convertible promissory notes due 2021, or the 2016 Notes, were accounted for partially as liability and equity components of the instrument and partially as a debt host contract with an embedded derivative resulting from the conversion feature. During the year ended December 31, 2017, the embedded derivative was reclassified to additional paid in capital.

Issuance costs regarding the issuance of the 2016 Notes are amortized using the effective interest rate.

During the six months ended June 30, 2018, note holders converted $1.0 million aggregate principal amount of the 2016 Notes into a total of 1,338,707 shares of our common stock, and cash payments of approximately $11,668, in the aggregate. In addition, in June 2018, we exchanged $3.42 million aggregate principal amount of our outstanding 4.50% convertible promissory notes due 2018, or the 2013 Notes, for 2,613,636 shares of our common stock and approximately $2.2 million in cash, and delivered the necessary funds under the indenture governing the 2013 Notes, which was $2.5 million, to effectively discharge the remaining outstanding 2013 Notes.

As of June 30, 2018, a total of $58.1 million aggregate principal amount of the 2016 Notes were outstanding. In addition, as of June 30, 2018, all of the 2013 Notes outstanding have been effectively discharged.

Results of Operations

Three months ended June 30, 2018 compared to the three months ended June 30, 2017

Revenues

We recorded revenues of $2.0 million during the three months ended June 30, 2018, a decrease of $4.4 million from revenues of $6.4 million for the three months ended June 30, 2017. The decrease resulted from the decrease in the amount of drug substance sold to Pfizer and drug product sold to Brazil.

Cost of Revenues

Cost of revenues was $2.2 million for the three months ended June 30, 2018, a decrease of $3.3 million from cost of revenues of $5.5 million for the three months ended June 30, 2017. The decrease resulted primarily from decreased sales of drug substance to Pfizer and drug product to Brazil.

Research and Development Expenses, Net

Research and development expenses were $7.5 million for the three months ended June 30, 2018, a decrease of $1.8 million, or 20%, from $9.3 million for the three months ended June 30, 2017.

We expect research and development expenses for our various development programs to continue to be our primary expense.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $2.2 million for the three months ended June 30, 2018, a decrease of $656,000, or 23%, from $2.8 million for the three months ended June 30, 2017. The decrease resulted primarily from a decrease of $393,000 in sales expenses.

Financial Expenses, net

Financial expenses, net were $1.7 million for the three months ended June 30, 2018, compared to financial income net of $11.3 million for the three months ended June 30, 2017. During the three months ended June 30, 2017, financial income included an income of $14.3 million as a result of the re-measurement of the fair value of the 7.50% convertible notes embedded derivative. In addition, financial expenses is composed primarily from interest expense on convertible notes of $1.2 million for the period ended June 30, 2018.

Six months ended June 30, 2018 compared to the six months ended June 30, 2017

Revenues

We recorded revenues of $6.6 million during the six months ended June 30, 2018, a decrease of $2.7 million, or 29%, from revenues of $9.2 million for the six months ended June 30, 2017. The decrease resulted primarily from a decrease in the amount of drug substance sold to Pfizer and drug product sold to Brazil.

Cost of Revenues

Cost of revenues was $5.1 million for the six months ended June 30, 2018, a decrease of $2.5 million, or 33%, from cost of revenues of $7.6 million for the six months ended June 30, 2017. The decrease resulted primarily from costs related to the production of drug substance sold to Pfizer and drug product sold to Brazil.

Research and Development Expenses, Net

Research and development expenses was $14.8 million for the six months ended June 30, 2018, a decrease of $509,000, or 3%, from $15.3 million for the six months ended June 30, 2017.

We expect research and development expenses for our various development programs to continue to be our primary expense.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $4.7 million for the six months ended June 30, 2018, a decrease of $695,000, or 13%, from $5.4 million for the six months ended June 30, 2017. The decrease resulted primarily from a decrease of $433,000 in sales expenses.

Financial Expenses, net

Financial expenses, net were $3.8 million for the six months ended June 30, 2018, compared to financial expenses net of $41.5 million for the six months ended June 30, 2017. During the six months ended June 30, 2017, financial expenses included a charge of $38.1 million as a result of the re-measurement of the fair value of the 7.5% convertible notes embedded derivative. In addition, financial expenses is composed primarily from interest expense on convertible notes.

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

Cash Flows

Net cash used in operations was $17.4 million for the six months ended June 30, 2018. The net loss for the six months ended June 30, 2018 of $20.7 million was further increased by a $4.0 million increase in accounts receivable, but was offset by an increase of $5.0 million in deferred revenues and by a decrease in accounts payable of $1.3 million, and $1.3 million of amortization expenses in connection with the convertible notes. Net cash used in investing activities for the six months ended June 30, 2018 was $447,000 and consisted primarily of purchases of property and equipment, and an increase in restricted deposit. Net cash used in financing activities was $4.8 million and included the repayment of convertible notes.

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

Future Funding Requirements

We expect to continue to incur significant expenditures in the near future, including significant research and development expenses related primarily to the clinical trials of pegunigalsidase alfa. We believe that our existing cash and cash equivalents and commitments will be sufficient for at least 12 months. We have based this estimate on assumptions that are subject to change and may prove to be wrong, and we may be required to use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials.

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

Effects of Inflation and Currency Fluctuations

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation has had a material effect on our results of operations during the six months ended June 30, 2018 and June 30, 2017.

Currency fluctuations could affect us through increased or decreased acquisition costs for certain goods and services. We do not believe currency fluctuations have had a material effect on our results of operations during the six months ended June 30, 2018 and June 30, 2017.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of each of June 30, 2018 and June 30, 2017.

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

	Six months ended June 30,		Year ended December 31,
	2018	2017	2017
Average rate for period	3.520	3.663	3.600
Rate at period end	3.650	3.496	3.467

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

Changes in internal controls

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15f and 15d-15f under the Exchange Act) that occurred during the quarter ended June 30, 2018 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not involved in any material legal proceedings.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities during the six months ended June 30, 2018.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Date	Filed or Furnished Herewith
3.1	Certificate of Incorporation of the Company	8-K	333-48677	3.1	April 1, 2016

3.2	Amendment to Certificate of Incorporation of the Company	Def 14A	001-33357	Appen. A	July 1, 2016

3.4	Bylaws of the Company	8-K	001-33357	3.2	April 1, 2016

4.1	Form of Restricted Stock Agreement/Notice	8-K	001-33357	4.1	July 18, 2012

4.2	Indenture, dated as of September 18, 2013, between Protalix BioTherapeutics, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee	8-K	001-33357	4.1	September 18, 2013

4.3	Form of 4.50% Convertible Note due 2018	8-K	001-33357	4.2	September 18, 2013

4.4	Indenture, dated as of December 7, 2016, between Protalix BioTherapeutics, Inc. the guarantors party thereto, The Bank of New York Mellon Trust Company, N.A., as trustee and Wilmington Savings Fund Society, FSB, as collateral agent	8-K	001-33357	4.1	December 7, 2016

4.5	Form of 7.50% Convertible Note due 2021 (Issued in 2016 Financing)	8-K	001-33357	4.2	December 7, 2016

4.6	Form of 7.50% Convertible Note due 2021 (Issued in 2016 Exchange)	8-K	001-33357	4.3	December 7, 2016

4.7	First Supplemental Indenture, dated as of July 24, 2017, by and among Protalix BioTherapeutics, Inc., the guarantors party thereto, The Bank of New York Mellon Trust Company, N.A., as trustee, and Wilmington Savings Fund Society, FSB, as collateral agent	8-K	001-33357	4.2	July 25, 2017

4.8	Second Supplemental Indenture, dated as of November 27, 2017, by and among Protalix BioTherapeutics, Inc., the guarantors party hereto and The Bank of New York Mellon Trust Company, N.A., as trustee, registrar, paying agent and conversion agent	8-K	001-33357	4.1	December 1, 2017

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Certification of Chief Executive Officer					X

32.2	18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Certification of Chief Financial Officer					X

101.INS	XBRL INSTANCE FILE					X

101.SCH	XBRL SHEMA FILE					X

101.CAL	XBRL CALCULATION FILE					X

101.DEF	XBRL DEFINITION FILE					X

101.LAB	XBRL LABEL FILE					X

101.PRE	XBRL PRESENTATION FILE					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROTALIX BIOTHERAPEUTICS, INC.
(Registrant)

Date: August 9, 2018	By:	/s/ Moshe Manor
Moshe Manor President and Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2018	By:	/s/ Yossi Maimon
Yossi Maimon Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)