Form 10-Q
period 2018-09-30
Protalix BioTherapeutics, Inc.
filed 2018-11-07
CIK 1006281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

On November 1, 2018, approximately 148,374,921 shares of the Registrant’s common stock, $0.001 par value, were outstanding.

FORM 10-Q

i

Except where the context otherwise requires, the terms “we,” “us,” “our” and “the Company” refer to the business of Protalix BioTherapeutics, Inc. and its consolidated subsidiaries, and “Protalix” or “Protalix Ltd.” refers to the business of Protalix Ltd., our wholly-owned subsidiary and sole operating unit.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The statements set forth under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and other statements included elsewhere in this Quarterly Report on Form  10-Q, which are not historical, constitute “forward-looking statements” within the meanings of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, including statements regarding expectations, beliefs, intentions or strategies for the future. When used in this report, the terms “anticipate,” “believe,” “estimate,” “expect,” “can,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” and words or phrases of similar import, as they relate to the Company or our management, are intended to identify forward-looking statements. We intend that all forward-looking statements be subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance, and we undertake no obligation to update or revise, nor do we have a policy of updating or revising, any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, except as may be required under applicable law. Forward-looking statements are subject to many risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements.

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

These forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to numerous risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. These and other risks and uncertainties are detailed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, and are described from time to time in the reports we file with the U.S. Securities and Exchange Commission, or the Commission.

iii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

PROTALIX BIOTHERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands)

	September 30, 2018	December 31, 2017
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$41,868	$51,163
Accounts receivable – Trade	4,894	1,721
Other assets	2,619	1,934
Inventories	7,959	7,833
Total current assets	$57,340	$62,651

DEFERRED ASSET	$1,450
FUNDS IN RESPECT OF EMPLOYEE RIGHTS UPON RETIREMENT	1,779	$1,887
PROPERTY AND EQUIPMENT, NET	6,628	7,676
Total assets	$67,197	$72,214

LIABILITIES NET OF CAPITAL DEFICIENCY

CURRENT LIABILITIES:

Accounts payable and accruals:
Trade	$4,388	$7,521
Other	10,163	9,310
Convertible notes		5,921
Total current liabilities	$14,551	$22,752

LONG TERM LIABILITIES:
Convertible notes	47,320	46,267
Deferred revenues	61,780	26,851
Liability for employee rights upon retirement	2,386	2,586
Other long term liabilities	6,154	5,051
Total long term liabilities	$117,640	$80,755
Total liabilities	$132,191	$103,507

COMMITMENTS

CAPITAL DEFICIENCY	(64,994)	(31,293)
Total liabilities net of capital deficiency	$67,197	$72,214

The accompanying notes are an integral part of the condensed consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(U.S. dollars in thousands, except per share data)
(Unaudited)

	Nine Months Ended		Three Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
REVENUES	$7,222	$16,773	$663	$7,526
COST OF REVENUES	(7,024)	(13,677)	(1,917)	(6,066)
GROSS PROFIT (LOSS)	198	3,096	(1,254)	1,460
RESEARCH AND DEVELOPMENT EXPENSES (1)	(25,565)	(22,389)	(10,803)	(7,118)
Less – grants	1,810	2,545	732	729
RESEARCH AND DEVELOPMENT EXPENSES, NET	(23,755)	(19,844)	(10,071)	(6,389)
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (2)	(7,294)	(8,187)	(2,638)	(2,836)
OPERATING LOSS	(30,851)	(24,935)	(13,963)	(7,765)
FINANCIAL EXPENSES	(5,824)	(8,809)	(1,811)	(3,680)
FINANCIAL INCOME	437	1,670	230	8
LOSS FROM CHANGE IN FAIR VALUE OF CONVERTIBLE NOTES EMBEDDED DERIVATIVE		(38,061)
FINANCIAL EXPENSES, NET	(5,387)	(45,200)	(1,581)	(3,672)
NET LOSS FOR THE PERIOD	(36,238)	(70,135)	(15,544)	(11,437)
NET LOSS PER SHARE OF COMMON STOCK BASIC AND DILUTED	$(0.25)	$(0.55)	$(0.10)	$(0.09)
WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK USED IN COMPUTING LOSS PER SHARE – BASIC AND DILUTED	146,752,355	128,223,722	148,187,513	132,549,001
(1) Includes share-based compensation	$54	$163	$14	$43
(2) Includes share-based compensation	$42	$128	$8	$32

The accompanying notes are an integral part of the condensed consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL DEFICIENCY

(U.S. dollars in thousands)

(Unaudited)

			Additional
	Common	Common	Paid–In	Accumulated
	Stock (1)	Stock	Capital	Deficit	Total
	Number of shares	Amount
Balance at December 31, 2016	124,134,085	$124	$202,575	$(212,656)	$(9,957)
Changes during the nine-month period ended September 30, 2017:
Share-based compensation related to stock options			291		291
Reclassification of embedded derivative			43,634		43,634
Convertible notes conversions	9,711,235	10	8,771		8,781
Conversion component related to convertible notes issuance			1,315		1,315
Net loss for the period				(70,135)	(70,135)
Balance at September 30, 2017	133,845,320	$134	$256,586	$(282,791)	$(26,071)
Balance at December 31, 2017	143,728,797	$144	$266,495	$(297,932)	$(31,293)
Changes during the nine-month period ended September 30, 2018:
Share-based compensation related to stock options			80		80
Share-based compensation related to restricted stock award	29,898	*	16		16
Convertible notes conversions	1,928,907	2	1,289		1,291
Convertible notes exchange	2,613,636	2	1,148		1,150
Net loss for the period				(36,238)	(36,238)
Balance at September 30, 2018	148,301,238	$148	$269,028	$(334,170)	$(64,994)

*	Represents an amount less than $1.

(1)	Common Stock, $0.001 par value; Authorized – as of September 30, 2018 and 2017 - 250,000,000.

The accompanying notes are an integral part of the condensed consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

(Unaudited)

	Nine Months Ended
	September 30, 2018	September 30, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(36,238)	$(70,135)
Adjustments required to reconcile net loss to net cash used in operating activities:
Share based compensation	96	291
Depreciation	1,257	1,469
Financial (income) expenses, net (mainly exchange differences)	(37)	13
Changes in accrued liability for employee rights upon retirement	(86)	54
Gain on amounts funded in respect of employee rights upon retirement	(45)	(21)
Net loss in connection with conversions of convertible notes	204	587
Change in fair value of convertible notes embedded derivative		38,061
Amortization of debt issuance costs and debt discount	1,916	1,710
Issuance of shares for interest payment in connection with conversions of convertible notes	205	1,111
Changes in operating assets and liabilities:
Increase (decrease) in deferred revenues	34,929	(837)
Increase in deferred asset	(1,450)
Increase in accounts receivable and other assets	(3,661)	(6,467)
Increase in inventories	(126)	(2,234)
Increase (decrease) in accounts payable and accruals	(1,805)	8,698
Increase in other long term liabilities	1,103
Net cash used in continuing operations	(3,738)	(27,700)
Net cash provided by discontinued operations		116
Net cash used in operating activities	$(3,738)	$(27,584)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	$(498)	$(681)
Increase in restricted deposit	(247)	(336)
Amounts funded in respect of employee rights upon retirement, net	70	(68)
Net cash used in investing activities	$(675)	$(1,085)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net payment for convertible notes	(4,752)	(10,961)
Net proceeds from issuance of convertible notes		9,542
Net cash used in financing activities	(4,752)	(1,419)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	$(130)	$289
NET DECREASE IN CASH AND CASH EQUIVALENTS	(9,295)	(29,799)
BALANCE OF CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	51,163	63,281
BALANCE OF CASH AND CASH EQUIVALENTS AT END OF PERIOD	$41,868	$33,482

The accompanying notes are an integral part of the condensed consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

(Unaudited)

(Continued) - 2

	Nine Months Ended
	September 30, 2018	September 30, 2017
SUPPLEMENTARY INFORMATION ON INVESTING AND FINANCING ACTIVITIES NOT INVOLVING CASH FLOWS:
Purchase of property and equipment	$237	$666
Convertible notes conversions	$2,236	$7,668

SUPPLEMENTARY DISCLOSURE ON CASH FLOWS
Interest paid	$2,411	$2,613

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

Obtaining marketing approval with respect to any product candidate in any country is dependent on the Company’s ability to implement the necessary regulatory steps required to obtain such approvals. The Company cannot reasonably predict the outcome of these activities.

On October 19, 2017, Protalix Ltd. and Chiesi Farmaceutici S.p.A. (“Chiesi”) entered into an Ex-US license agreement (the “Chiesi Ex-U.S. Agreement”) pursuant to which Chiesi was granted an exclusive license for all markets outside of the United States to commercialize pegunigalsidase alfa. On July 23, 2018, Protalix Ltd. entered into an Exclusive License and Supply Agreement with Chiesi (the “Chiesi U.S. Agreement”), with respect to the development and commercialization of pegunigalsidase alfa in the United States.

Under each of the Chiesi Ex-U.S. Agreement and the Chiesi U.S. Agreement, Chiesi made an upfront payment to Protalix Ltd. of $25.0 million in connection with the execution of the agreement. In addition, under the Chiesi Ex-U.S. Agreement, Protalix Ltd. is entitled to additional payments of up to $25.0 million in pegunigalsidase alfa development costs, capped at $10.0 million per year and to receive additional payments of up to $320.0 million, in the aggregate, in regulatory and commercial milestone payments. Under the Chiesi U.S. Agreement, Protalix Ltd. is entitled to payments of up to a maximum of $20.0 million to cover development costs for pegunilgalsidase alfa, subject to a maximum of $7.5 million per year, and to receive an additional up to a maximum of $760.0 million, in the aggregate, in regulatory and commercial milestone payments.

Under the terms of both of the Chiesi agreements, Protalix Ltd. will manufacture all of the pegunigalsidase alfa needed under the agreements, subject to certain exceptions, and Chiesi will purchase pegunigalsidase alfa from Protalix, subject to certain terms and conditions. Under the Chiesi Ex-U.S. Agreement, Chiesi is required to make tiered payments of 15% to 35% of its net sales, depending on the amount of annual sales outside of the United States, as consideration for product supply. Under the Chiesi U.S. Agreement, Chiesi is required to make tiered payments of 15% to 40% of its net sales, depending on the amount of annual sales outside of the United States, as consideration for product supply.

PROTALIX BIOTHERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (continued):

Since its approval by the FDA, taliglucerase alfa has been marketed by Pfizer Inc. (“Pfizer”), in accordance with the exclusive license and supply agreement between Protalix Ltd. and Pfizer, which is referred to herein as the Pfizer Agreement. In October 2015, the Company entered into an Amended and Restated Exclusive License and Supply Agreement with Pfizer (the “Amended Pfizer Agreement”) which amends and restates the Pfizer Agreement in its entirety. Pursuant to the Amended Pfizer Agreement, the Company sold to Pfizer its share in the collaboration created under the Pfizer Agreement for the commercialization of Elelyso in exchange for a cash payment equal to $36.0 million. As part of the sale, the Company agreed to transfer its rights to Elelyso in Israel to Pfizer while gaining full rights to it in Brazil. Under the Amended Pfizer Agreement, Pfizer is entitled to all of the revenues, and is responsible for 100% of expenses globally for Elelyso, excluding Brazil where the Company is responsible for all expenses and retains all revenues.

On June 18, 2013, the Company entered into a Supply and Technology Transfer Agreement (the “Brazil Agreement”) with Fundação Oswaldo Cruz (“Fiocruz”), an arm of the Brazilian Ministry of Health (the “Brazilian MoH”), for taliglucerase alfa. Fiocruz’s purchases of alfataliglicerase to date have been significantly below certain agreed upon purchase milestones and, accordingly, the Company has the right to terminate the Brazil Agreement. Notwithstanding the termination right, the Company is, at this time, continuing to supply alfataliglicerase to Fiocruz under the Brazil Agreement, and patients continue to be treated with alfataliglicerase in Brazil. Approximately 10% of adult Gaucher patients in Brazil are currently treated with alfataliglicerase. The Company is discussing with Fiocruz potential actions that Fiocruz may take to comply with its purchase obligations and, based on such discussions, the Company will determine what it believes to be the course of action that is in the best interest of the Company.

In 2017, the Company received a purchase order from the Brazilian MoH for the purchase of alfataliglicerase for the treatment of Gaucher patients in Brazil for consideration of approximately $24.3 million. Shipments started in June 2017. The Company recorded revenues of $7.1 million for sales of alfataliglicerase to Fiocruz in 2017, and $2.6 million during the nine months ended September 30, 2018.

Based on its current cash resources and commitments, the Company believes it will be able to maintain its current planned development activities and the corresponding level of expenditures for at least 12 months from the date of approval of the September 30, 2018 financial statements, although no assurance can be given that it will not need additional funds prior to such time. If there are unexpected increases in general and administrative expenses or research and development expenses, the Company may need to seek additional financing.

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

Diluted LPS is calculated in continuing operations. The calculation of diluted LPS does not include 76,195,921 and 73,310,911 shares of Common Stock underlying outstanding options and restricted shares of Common Stock and shares of Common Stock issuable upon conversion of the convertible notes for the nine months ended September 30, 2017 and 2018, respectively, and 80,696,070 and 73,280,977 shares of Common Stock for the three months ended September 30, 2017 and 2018, respectively, because the effect would be anti-dilutive.

d.	Revenue recognition

1.	Revenues from supply agreements

The Company recognizes revenues from supply agreements and from selling products when control is transferred to the customer and collectability is probable.

2.	Revenues from Chiesi Agreements

As Chiesi is obligated to acquire pegunigalsidase alfa from the Company and the development services are not considered distinct, development and manufacturing of a product to be commercialized by Chiesi is viewed as a single performance obligation under each of the agreements. Since there is only one performance obligation, all payments received from Chiesi prior to the satisfaction of the Company’s obligation will be deferred. Therefore, the upfront payments and future research and development reimbursement payments and any potential additional development milestone payments under each agreement are contract liabilities and will be deferred until the commencement of commercial manufacturing in the applicable territories.

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

NOTE 2 - INVENTORIES

The Company’s inventory at September 30, 2018 and December 31, 2017 consisted of the following:

	September 30,	December 31,
	2018	2017
	(U.S. dollars in thousands)
Raw materials	$3,201	$3,838
Work in progress	276	485
Finished goods	4,482	3,510
Total inventory	$7,959	$7,833

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

The fair value of the remaining $58.0 million in aggregate principal amount of the Company’s outstanding 7.50% secured convertible promissory notes due 2021 (the “2021 Notes”) is approximately $78.0 million, based on a Level 3 measurement.

PROTALIX BIOTHERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 - FAIR VALUE MEASUREMENT (continued):

The Company prepared a valuation of the fair value of the Company’s 2021 Notes (a Level 3 valuation) as of September 30, 2018. The value of these notes was estimated by implementing the binomial model. The liability component was valued based on the Income Approach. The following parameters were used:

2021 Notes
Stock price (USD)	0.73
Expected term (years)	3.13
Risk free rate	2.87%
Volatility	75.56%
Yield	13.50%

NOTE 4 - CONVERTIBLE NOTES

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

The 2021 Notes were accounted for partially as liability and equity components of the instrument and partially as a debt host contract with an embedded derivative resulting from the conversion feature. During the year ended December 31, 2017, the embedded derivative was reclassified to additional paid in capital.

Issuance costs regarding the issuance of the 2021 Notes are amortized using the effective interest rate.

During the nine months ended September 30, 2018, note holders converted $1.1 million aggregate principal amount of the 2021 Notes into a total of 1,456,354 shares of Common Stock, and cash payments of approximately $14,439, in the aggregate. An additional 14,860 shares of Common Stock were issued after September 30, 2018 in connection with the make-whole premium associated with certain of the converted notes that were converted during the third quarter of 2018. In addition, in June 2018, the Company exchanged $3.42 million aggregate principal amount of the Company’s outstanding 4.50% convertible promissory notes due 2018 (the “2018 Notes”) for 2,613,636 shares of Common Stock and approximately $2.2 million in cash and delivered the necessary funds under the indenture governing the 2018 Notes, which was $2.5 million. On September 15, 2018, the 2018 Notes matured and have been paid in full.

As of September 30, 2018, a total of $58.0 million aggregate principal amount of the 2021 Notes were outstanding. In addition, as of September 30, 2018, none of the 2018 Notes were outstanding.

NOTE 5 - REVENUES

The following table summarizes the Company’s disaggregation of revenues:

	Nine Months Ended September 30,
(U.S. dollars in thousands)	2018	2017
Revenues:
Pfizer	$4,649	$10,198
Brazil	$2,573	$6,575
	$7,222	$16,773

PROTALIX BIOTHERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6 - STOCK TRANSACTIONS

On September 13, 2018, the Company’s compensation committee approved the grant of 10-year options to purchase, in the aggregate, 6,360,000 shares of Common Stock, of which options to purchase 4,000,000 shares of Common Stock were granted to the Company’s executive officers and options to purchase 2,360,000 shares of Common Stock were granted to other employees with an exercise price equal to $0.56 per share and $0.51 per share, respectively, under the Company’s 2006 Employee Stock Incentive Plan, as amended (the “Plan”). The options vest over a four-year period in 16 equal quarterly increments. Vesting of the options granted to the executive officers is subject to acceleration in full upon a Corporate Transaction or a Change in Control, as those terms are defined in the Plan, and are subject to certain other terms and conditions. The Company estimated the fair value of the options on the date of grant using the Black-Scholes option-pricing model to be approximately $1.9 million based on the following weighted average assumptions: share price equal to $0.51; dividend yield of 0% for all years; expected volatility of 64.3%; risk-free interest rates of 2.9%; and expected life of six years.

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

On June 18, 2013, we entered into the Brazil Agreement with Fiocruz, an arm of the Brazilian MoH, for taliglucerase alfa. Fiocruz’s purchases of alfataliglicerase to date have been significantly below certain agreed upon purchase milestones and, accordingly, we have the right to terminate the Brazil Agreement. Notwithstanding our termination right, we are, at this time, continuing to supply alfataliglicerase to Fiocruz under the Brazil Agreement, and patients continue to be treated with alfataliglicerase in Brazil. We are discussing with Fiocruz potential actions that Fiocruz may take to comply with its purchase obligations and, based on such discussions, we will determine what we believe to be the course of action that is in our best interest.

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

Convertible Notes

Our 2021 Notes are accounted for using the guidance set forth in FASB ASC 815 which requires that we determine whether the embedded conversion option must be separated and accounted for separately. ASC 470-20, regarding debt with conversion and other options, requires the issuer of a convertible debt instrument that may be settled in cash upon conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate.

Our 2021 Notes were accounted for partially as liability and equity components of the instrument and partially as a debt host contract with an embedded derivative resulting from the conversion feature. During the year ended December 31, 2017, the embedded derivative was reclassified to additional paid in capital.

Issuance costs regarding the issuance of the 2021 Notes are amortized using the effective interest rate.

During the nine months ended September 30, 2018, note holders converted $1.1 million aggregate principal amount of the 2021 Notes into a total of 1,456,354 shares of our common stock, and cash payments of approximately $14,439, in the aggregate. An additional 14,860 shares of common stock were issued after September 30, 2018 in connection with the make-whole premium associated with certain of the converted notes that were converted during the third quarter of 2018. On September 15, 2018, our 2018 Notes matured and the outstanding principal amount for such notes was paid in full.

As of September 30, 2018, a total of $58.0 million aggregate principal amount of the 2021 Notes were outstanding, and no 2018 Notes were outstanding.

Results of Operations

Three months ended September 30, 2018 compared to the three months ended September 30, 2017

Revenues

We recorded revenues of $663,000 during the three months ended September 30, 2018, a decrease of $6.9 million from revenues of $7.5 million for the three months ended September 30, 2017. The decrease resulted from decreased sales of drug substance to Pfizer and drug product to Brazil.

Cost of Revenues

Cost of revenues was $1.9 million for the three months ended September 30, 2018, a decrease of $4.1 million, from cost of revenues of $6.1 million for the three months ended September 30, 2017. The decrease resulted primarily from decreased sales of drug substance to Pfizer and drug product to Brazil.

Research and Development Expenses, Net

Research and development expenses were $10.1 million for the three months ended September 30, 2018, an increase of $3.6 million from $6.4 million for the three months ended September 30, 2017. The increase resulted primarily from an increase in clinical trial activity during 2018.

We expect research and development expenses for our various development programs to continue to be our primary expense for the foreseeable future.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $2.6 million for the three months ended September 30, 2018, a decrease of $198,000, or 7%, from $2.8 million for the three months ended September 30, 2017. The decrease resulted primarily from a decrease in sales expenses.

Financial Expenses, net

Financial expenses, net were $1.6 million for the three months ended September 30, 2018, a decrease of $2.1 million compared to financial expenses, net of $3.7 million for the three months ended September 30, 2017. Financial expenses are comprised primarily from interest expense on our outstanding convertible notes of $1.2 million for the period ended September 30, 2018.

Nine months ended September 30, 2018 compared to the nine months ended September 30, 2017

Revenues

We recorded revenues of $7.2 million during the nine months ended September 30, 2018, a decrease of $9.6 million, or 57%, from revenues of $16.8 million for the nine months ended September 30, 2017. The decrease resulted from a decrease of $5.6 million in sales of drug substance to Pfizer and $4.0 million in sales of drug product to Brazil.

Cost of Revenues

Cost of revenues was $7.0 million for the nine months ended September 30, 2018, a decrease of $6.7 million, or 49%, from cost of revenues of $13.7 million for the nine months ended September 30, 2017. The decrease resulted primarily from costs related to the production of drug substance sold to Pfizer and drug product sold to Brazil.

Research and Development Expenses, Net

Research and development expenses was $23.8 million for the nine months ended September 30, 2018, an increase of $4.0 million, or 20%, from $19.8 million for the nine months ended September 30, 2017. The increase resulted primarily from an increase in clinical trial activity during 2018.

We expect research and development expenses for our various development programs to continue to be our primary expense for the foreseeable future.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $7.3 million for the nine months ended September 30, 2018, a decrease of $893,000, or 11%, from $8.2 million for the nine months ended September 30, 2017. The decrease resulted primarily from a decrease in sales expenses.

Financial Expenses, net

Financial expenses, net were $5.4 million for the nine months ended September 30, 2018, compared to financial expenses net of $45.2 million for the nine months ended September 30, 2017. During the nine months ended September 30, 2017, financial expenses included a charge of $38.1 million as a result of the re-measurement of the fair value of the 7.5% convertible notes embedded derivative. In addition, financial expenses are comprised primarily from interest expense on our outstanding convertible notes.

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

In the fourth quarter of 2017, Chiesi made an upfront payment to Protalix Ltd. of $25.0 million in connection with the execution of the Chiesi Ex-U.S. Agreement and in the third quarter of 2018, Chiesi made an upfront payment to Protalix Ltd. of $25.0 million in connection with the execution of the Chiesi U.S. Agreement.

Cash Flows

Net cash used in operations was $3.7 million for the nine months ended September 30, 2018. The net loss for the nine months ended September 30, 2018 of $36.2 million was partially offset by an increase of $34.9 million in deferred revenues representing an upfront payment and certain expense reimbursements actually received from Chiesi in connection with our license agreements with Chiesi which, according to revenue recognition rules, were deferred and not recognized during the period in which the payments were received. Net cash used in investing activities for the nine months ended September 30, 2018 was $675,000 and consisted primarily of purchases of property and equipment, and an increase in restricted deposit. Net cash used in financing activities was $4.8 million for the repayment of convertible notes.

Net cash used in operations was $27.6 million for the nine months ended September 30, 2017. The net loss for the nine months ended September 30, 2017 of $70.1 million was partially offset by a change of $38.1 million in the fair value of convertible notes embedded derivative and increase of $8.7 million in accounts payable. Net cash used in investing activities for the nine months ended September 30, 2017 was $1.1 million and consisted primarily of purchases of property and equipment and an increase in restricted deposit. Net cash used in financing activities for the nine months ended September 30, 2017 was $1.4 million and consisted primarily of cash settlement of $11.0 million for certain conversions of our convertible notes which was partially offset by $9.5 million of net proceeds from the issuance of our 2021 Notes.

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

Our future capital requirements will depend on many other factors, including our progress in commercializing alfataliglicerase in Brazil, the progress and results of our clinical trials, particularly our clinical trials of pegunigalsidase alfa, the duration and cost of discovery and preclinical development and laboratory testing and clinical trials for our product candidates, conversions of our outstanding 2021 Notes from time to time, the timing and outcome of regulatory review of our product candidates, the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims and other intellectual property rights, the number and development requirements of other product candidates that we pursue and the costs of commercialization activities, including product marketing, sales and distribution.

We may need to finance our future cash needs through corporate collaboration, licensing or similar arrangements, public or private equity offerings and/or debt financings. We currently do not have any commitments for future external funding, except with respect to the development-related payments and milestone payments that may become payable under our agreements with Chiesi. We may need to raise additional funds more quickly if one or more of our assumptions prove to be incorrect or if we choose to expand our product development efforts more rapidly than we presently anticipate. We may also decide to raise additional funds even before we need them if the conditions for raising capital are favorable. Any sale of additional equity or debt securities will likely result in dilution to our stockholders. The incurrence of indebtedness would result in increased fixed obligations and could also result in covenants that would restrict our operations. Additional equity or debt financing, grants or corporate collaboration and licensing arrangements may not be available on acceptable terms, if at all. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate our research and development programs, reduce our planned commercialization efforts or obtain funds through arrangements with collaborators or others that may require us to relinquish rights to certain product candidates that we might otherwise seek to develop or commercialize independently.

Effects of Inflation and Currency Fluctuations

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation has had a material effect on our results of operations during the nine months ended September 30, 2018 and September 30, 2017.

Currency fluctuations could affect us through increased or decreased acquisition costs for certain goods and services. We do not believe currency fluctuations have had a material effect on our results of operations during the nine months ended September 30, 2018 and September 30, 2017.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of each of September 30, 2018 and September 30, 2017.

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

	Nine months ended		Year ended
	September 30,		December 31,
	2018	2017	2017
Average rate for period	3.558	3.629	3.600
Rate at period end	3.627	3.529	3.467

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

Changes in internal controls

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15f and 15d-15f under the Exchange Act) that occurred during the quarter ended September 30, 2018 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

We are not involved in any material legal proceedings.

Item 1A.	Risk Factors

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities during the nine months ended September 30, 2018.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosure

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Date	Filed or Furnished Herewith
3.1	Certificate of Incorporation of the Company	8-K	333-48677	3.1	April 1, 2016

3.2	Amendment to Certificate of Incorporation of the Company	Def 14A	001-33357	Appen. A	July 1, 2016

3.4	Bylaws of the Company	8-K	001-33357	3.2	April 1, 2016

4.1	Form of Restricted Stock Agreement/Notice	8-K	001-33357	4.1	July 18, 2012

4.2	Indenture, dated as of September 18, 2013, between Protalix BioTherapeutics, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee	8-K	001-33357	4.1	September 18, 2013

4.3	Form of 4.50% Convertible Note due 2018	8-K	001-33357	4.2	September 18, 2013

4.4	Indenture, dated as of December 7, 2016, between Protalix BioTherapeutics, Inc. the guarantors party thereto, The Bank of New York Mellon Trust Company, N.A., as trustee and Wilmington Savings Fund Society, FSB, as collateral agent	8-K	001-33357	4.1	December 7, 2016

4.5	Form of 7.50% Convertible Note due 2021 (Issued in 2016 Financing)	8-K	001-33357	4.2	December 7, 2016

4.6	Form of 7.50% Convertible Note due 2021 (Issued in 2016 Exchange)	8-K	001-33357	4.3	December 7, 2016

4.7	First Supplemental Indenture, dated as of July 24, 2017, by and among Protalix BioTherapeutics, Inc., the guarantors party thereto, The Bank of New York Mellon Trust Company, N.A., as trustee, and Wilmington Savings Fund Society, FSB, as collateral agent	8-K	001-33357	4.2	July 25, 2017

4.8	Second Supplemental Indenture, dated as of November 27, 2017, by and among Protalix BioTherapeutics, Inc., the guarantors party hereto and The Bank of New York Mellon Trust Company, N.A., as trustee, registrar, paying agent and conversion agent	8-K	001-33357	4.1	December 1, 2017

10.1†	Exclusive U.S. License and Supply Agreement dated as of July 23, 2018, made by and between Protalix Ltd. and Chiesi Farmaceutici S.p.A.					X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Certification of Chief Executive Officer					X

32.2	18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Certification of Chief Financial Officer					X

101.INS	XBRL INSTANCE FILE	X

101.SCH	XBRL SHEMA FILE	X

101.CAL	XBRL CALCULATION FILE	X

101.DEF	XBRL DEFINITION FILE	X

101.LAB	XBRL LABEL FILE	X

101.PRE	XBRL PRESENTATION FILE	X

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

PROTALIX BIOTHERAPEUTICS, INC.
(Registrant)

Date: November 7, 2018	By:	/s/ Moshe Manor
Moshe Manor
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2018	By:	/s/ Yossi Maimon
Yossi Maimon
Vice President and Chief Financial Officer,
Treasurer and Secretary
(Principal Financial and Accounting Officer)

