Form 10-Q/A
period 2018-03-31
Protalix BioTherapeutics, Inc.
filed 2019-03-18
CIK 1006281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Explanatory Note

This Amendment No. 1 to Form 10-Q, or this Amendment, amends the Quarterly Report on Form 10-Q for the three months ended March 31, 2018 we originally filed with the Securities and Exchange Commission, or the Commission, on May 9, 2018, or the Original Filing, in connection with the recognition in this Amendment of revenue from a license agreement that was not recognized previously.

All amendments and restatements to the financial statements are non-cash in nature.

Restatement

As further discussed in Note 1 to our unaudited condensed consolidated financial statements in Part I, Item 1, “Financial Statements” of this Amendment, on March 14, 2019, we concluded that we would restate our previously issued consolidated financial statements as of and for the three months ended March 31, 2018, as set forth in the Original Filing in connection with the recognition in this Amendment of revenue from a license agreement that was not recognized previously.

Disclosure Controls and Procedures

Management has reassessed its evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of March 31, 2018. As a result of that reassessment, management has concluded that we did not maintain effective disclosure controls and procedures due to the material weakness in internal control over financial reporting which existed at that date. For a description of the material weakness in internal control over financial reporting and actions taken, and to be taken, to address the material weakness, see Part 1, Item 4 “Controls and Procedures” of this Amendment.

Amendment

The purpose of this Amendment is to restate our previously issued unaudited condensed consolidated financial statements and related disclosures as of and for the three months ended March 31, 2018 in connection with the recognition in this Amendment of revenue from a license agreement that was not recognized previously. This Amendment also includes (a) an amended Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to reflect the correction of the errors described above, and (b) an amended Part I, Item 4 “Controls and Procedures” to restate the conclusion on the effectiveness of disclosure controls and procedures. Disclosure controls and procedures were deemed effective in the Original Filing on May 9, 2018 and are deemed ineffective as a result of the material weakness described in Part I, Item 4 “Controls and Procedures” of this Amendment.

Except as expressly set forth herein, including in the notes to the consolidated financial statements, this Amendment does not reflect events occurring after the date of the Original Filing or modify or update any of the other disclosures contained therein in any way other than as required to reflect the amendment discussed above. Accordingly, this Amendment should be read in conjunction with the Original Filing and our other filings with the Commission. Information not affected by the restatement is unchanged and reflects disclosures made at the time of the filing of the Original Filing.

Items Amended in this Filing

For reasons discussed above, we are filing this Amendment in order to amend the following items in our Original Filing to the extent necessary to reflect the adjustments discussed above and make corresponding revisions to our financial data cited elsewhere in this Amendment in connection with the recognition in this Amendment of revenue from a license agreement that was not recognized previously:

•	Part I, Item 1. Financial Statements
•	Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
•	Part I, Item 4. Controls and Procedures

In accordance with applicable Commission rules, this Amendment includes new certifications required by Rule 13a-14 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, from our Chief Executive Officer and Chief Financial Officer dated as of the date of filing of this Amendment.

FORM 10-Q

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The statements set forth under the captions “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and other statements included elsewhere in this Quarterly Report on Form  10-Q, which are not historical, constitute “forward-looking statements” within the meanings of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act, including statements regarding expectations, beliefs, intentions or strategies for the future. When used in this report, the terms “anticipate,” “believe,” “estimate,” “expect,” “can,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” and words or phrases of similar import, as they relate to the Company or our subsidiaries or our management, are intended to identify forward-looking statements. We intend that all forward-looking statements be subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance, and we undertake no obligation to update or revise, nor do we have a policy of updating or revising, any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, except as may be required under applicable law. Forward-looking statements are subject to many risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements.

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

ii

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

These forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. These and other risks and uncertainties are detailed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, and are described from time to time in the reports we file with the Commission.

iii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

PROTALIX BIOTHERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands)

	March 31, 2018 (Unaudited) (as restated)	December 31, 2017
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$41,319	$51,163
Accounts receivable – Trade	4,756	1,721
Other assets	2,594	1,934
Inventories	7,019	7,833
Total current assets	$55,688	$62,651

FUNDS IN RESPECT OF EMPLOYEE RIGHTS UPON RETIREMENT	$1,798	$1,887
PROPERTY AND EQUIPMENT, NET	7,311	7,676
Total assets	$64,797	$72,214

LIABILITIES NET OF CAPITAL DEFICIENCY

CURRENT LIABILITIES:

Accounts payable and accruals:
Trade	$4,872	$7,521
Other	10,697	9,310
Contracts liability	2,651	-
Convertible notes	5,930	5,921
Total current liabilities	$24,150	$22,752

LONG TERM LIABILITIES:
Convertible notes	$46,108	$46,267
Contracts liability	22,382	25,015
Liability for employee rights upon retirement	2,427	2,586
Other long term liabilities	5,172	5,051
Total long term liabilities	$76,089	$78,919
Total liabilities	$100,239	$101,671

COMMITMENTS

CAPITAL DEFICIENCY	(35,442)	(29,457)
Total liabilities net of capital deficiency	$64,797	$72,214

The accompanying notes are an integral part of the condensed consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(U.S. dollars in thousands, except share and per share data)
(Unaudited)

	Three Months Ended
	March 31, 2018 (as restated)	March 31, 2017
REVENUES FROM SELLING GOODS	$4,553	$2,889
REVENUES FROM LICENSE AND R&D SERVICES	2,161
COST OF GOODS SOLD	(2,924)	(2,088)
RESEARCH AND DEVELOPMENT EXPENSES (1)	(7,286)	(5,967)
Less – grants	843	1,338
RESEARCH AND DEVELOPMENT EXPENSES, NET	(6,443)	(4,629)
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (2)	(2,498)	(2,537)
OPERATING LOSS	(5,151)	(6,365)
FINANCIAL EXPENSES	(2,220)	(2,087)
FINANCIAL INCOME	132	1,625
LOSS FROM CHANGE IN FAIR VALUE OF CONVERTIBLE NOTES embedded derivative		(52,321)
FINANCIAL (EXPENSES) INCOME, NET	(2,088)	(52,783)
LOSS FOR THE PERIOD	$(7,239)	$(59,148)
NET LOSS PER SHARE OF COMMON STOCK – BASIC AND DILUTED	$(0.05)	$(0.48)
WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK USED IN COMPUTING LOSS PER SHARE-BASIC AND DILUTED	145,305,982	124,467,602
(1) Includes share-based compensation	$42	$65
(2) Includes share-based compensation	$20	$53

The accompanying notes are an integral part of the condensed consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
CAPITAL DEFICIENCY

(U.S. dollars in thousands)

(Unaudited)

			Additional
	Common	Common	Paid–In	Accumulated
	Stock (1)	Stock	Capital	Deficit	Total
	Number of shares	Amount
Balance at December 31, 2016	124,134,085	$124	$202,575	$(212,656)	$(9,957)
Changes during the three-month period ended March 31, 2017:
Share-based compensation related to stock options			118		118
Convertible notes conversions	923,018	1	516		517
Net loss for the period				(59,148)	(59,148)
Balance at March 31, 2017	125,057,103	125	203,209	(271,804)	(68,470)
Balance at December 31, 2017	143,728,797	$144	$266,495	$(296,096)	$(29,457)
Changes during the three-month period ended March 31, 2018:
Share-based compensation related to stock options			46		46
Share-based compensation related to restricted stock award	29,898	*	16		16
Convertible notes conversions	1,811,260	2	1,190		1,192
Net loss for the period (as restated)				(7,239)	(7,239)
Balance at March 31, 2018 (as restated)	145,569,955	$146	$267,747	$(303,335)	$(35,442)
*	Represents an amount less than $1.

(1)	Common Stock, $0.001 par value; Authorized – as of March 31, 2018 and 2017 - 250,000,000.

The accompanying notes are an integral part of the condensed consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

(Unaudited)

	Three Months Ended
	March 31, 2018 (as restated)	March 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,239)	$(59,148)
Adjustments required to reconcile net loss to net cash used in operating activities:
Share based compensation	62	118
Depreciation	430	492
Financial (income) expenses, net (mainly exchange differences)	28	(9)
Changes in accrued liability for employee rights upon retirement	(124)	42
Gain on amounts funded in respect of employee rights upon retirement	(44)	(20)
Net loss (income) in connection with conversions of convertible notes	218	(1,445)
Change in fair value of convertible notes embedded derivative		52,321
Amortization of debt issuance costs and debt discount	619	590
Issuance of shares for interest payment in connection with conversions of convertible notes	205
Changes in operating assets and liabilities:
Increase in contracts liability (including non-current portion)	18	1,088
Increase in accounts receivable and other assets	(3,512)	(3,092)
Decrease (increase) in inventories	814	(1,855)
Increase (decrease) in accounts payable and accruals	(1,009)	2,370
Increase in other long term liabilities	121
Net cash used in continuing operations	(9,413)	(8,548)
Net cash provided by discontinued operations		122
Net cash used in operating activities	(9,413)	(8,426)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(249)	(220)
Increase in restricted deposit	(188)	(23)
Amounts funded in respect of employee rights upon retirement, net	109	(40)
Net cash used in investing activities	(328)	(283)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net payment for conversion of convertible notes		(6,726)
Net cash used in financing activities		(6,726)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(103)	171
NET DECREASE IN CASH AND CASH EQUIVALENTS	(9,844)	(15,264)
BALANCE OF CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	51,163	63,281
BALANCE OF CASH AND CASH EQUIVALENTS AT END OF PERIOD	$41,319	$48,017

The accompanying notes are an integral part of the condensed consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

(Unaudited)

(Continued) - 2

	Three Months Ended
	March 31, 2018 (as restated)	March 31, 2017
SUPPLEMENTARY INFORMATION ON INVESTING AND FINANCING ACTIVITIES NOT INVOLVING CASH FLOWS:
Purchase of property and equipment	$342	$636
Convertible notes conversions	$987	$517

SUPPLEMENTARY DISCLOSURE ON CASH FLOWS
Interest paid	$145	$432

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

1.	Restatement of previously issued condensed consolidated financial statements

The Company has restated these financial statements to correct an error in the revenue recognition from the Chiesi Agreement. Previously, the Company had identified a single performance obligation with regard to its promises under the agreement. The Company subsequently concluded that there are two performance obligations under the agreement as follows: (i) the license together with research and development services and (ii) a contingent performance obligation regarding future manufacturing. As such, the Company has recognized revenue for the combined performance obligation (the license and the research and development services) for the three months ended March 31, 2018 for the satisfaction of the performance obligation that occurred during the three months ended March 31, 2018.

The Company’s decision to restate the financial statements previously reported on its Quarterly Reports on Form 10-Q, was approved by, and with the continuing oversight of, the Company’s Audit Committee.

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (continued):

2.	Impacts of restatement

The effects of the restatement on the line items within the Company’s condensed consolidated balance sheets as of March 31, 2018 are as follows:

	March 31, 2018
(U.S. dollars in thousands)	As originally reported	Adjustments	As restated
CURRENT LIABILITIES:
Contracts liability	$-	$2,651	$2,651
Total current liabilities	21,499	2,651	24,150
LONG TERM LIABILITIES:
Contracts liability	29,030	(6,648)	22,382
Total long term liabilities	82,737	(6,648)	76,089
Total liabilities	104,236	(3,997)	100,239
CAPITAL DEFICIENCY	$(39,439)	$3,997	$(35,442)

The effects of the restatement on the line items within the Company’s condensed consolidated statements of operations for the three months ended March 31, 2018 are as follows:

	Three Months Ended March 31, 2018
(U.S. dollars in thousands, except per share data)	As originally reported	Adjustments	As restated
REVENUES FROM LICENSE AGREEMENTS	$-	$2,161	$2,161
OPERATING LOSS	$(7,312)	$2,161	$(5,151)
LOSS FOR THE PERIOD	$(9,400)	$2,161	$(7,239)
Net loss per share of common stock-basic and diluted	$(0.06)	$0.01	$(0.05)

The effects of the restatement on the line items within the Company’s condensed consolidated statements of changes in capital deficiency for the three months ended March 31, 2018 are as follows:

	Three Months Ended March 31, 2018
(U.S. dollars in thousands)	As originally reported	Adjustments	As restated
Net loss	$(9,400)	$2,161	$(7,239)
Balances as of March 31, 2018
Accumulated deficit	(307,332)	3,997	(303,335)
Total capital deficiency	$(39,439)	$3,997	$(35,442)

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (continued):

Although there was with no impact to net cash provided by operating activities, net cash used in investing activities or net cash used in financing activities, the effects of the restatement on the line items within the condensed consolidated statements of cash flows for the three months ended March 31, 2018 are as follows:

	Three Months Ended March 31, 2018
(U.S. dollars in thousands)	As originally reported	Adjustments	As restated
Cash flows from operating activities:
Net loss	$(9,400)	$2,161	$(7,239)
Increase in contracts liability	2,179	(2,161)	18
Net cash used in operating activities	$(9,413)	$-	$(9,413)

The impacts of the restatement have been reflected throughout the financial statements, including the applicable footnotes, as appropriate.

In addition, in connection with the agreement with Chiesi, the Company should have recognized $1.8 million of revenue in the last quarter of 2017 and accordingly has revised certain items in its consolidated financial statements for December 31, 2017 presented herein. The Company evaluated the materiality of the error from quantitative and qualitative perspectives, and concluded that the error was immaterial to the Company’s prior annual consolidated financial statements. Since the revision was not material to any prior interim period or annual consolidated financial statements, no amendments to previously filed interim or annual periodic reports was required. Consequently, the Company revised the historical consolidated financial information presented herein. Below are amounts as reported and as adjusted for December 31, 2017:

	December 31, 2017
(U.S. dollars in thousands)	As originally reported	Adjustments	As revised
Contracts liability	$26,851	$(1,836)	$25,015
Accumulated deficit	(297,932)	1,836	(296,096)

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

d.	Revenue recognition (as restated)

1.	Revenues from supply agreements

The Company recognizes revenues from supply agreements and from selling products when control is transferred to the customer and collectability is probable.

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (continued):

2.	Revenue from Chiesi Agreement

According to Accounting Standard Codification Topic 606, Revenue from contracts with customers (“ASC 606”), a performance obligation is a commitment to provide a distinct good or service or a series of distinct goods or services. Goods and services that are not distinct are bundled with other goods or services in the contract until a bundle of goods or services that is distinct is created. A good or service promised to a customer is distinct if the customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer and the entity’s promise to transfer the good or service to the customer is separately identifiable from other promises in the contract.

The Company has identified two performance obligations in the Chiesi Agreement as follows: (1) the license and research and development services and (2) a contingent performance obligation regarding future manufacturing.

The Company determined that the license together with the research and development services should be combined into single performance obligation since Chiesi cannot benefit from the license without the research and development services. The research and development services are highly specialized and are dependent on the supply of the drug.

The future manufacturing is contingent on regulatory approvals of the drug and the Company deems these services to be separately identifiable from other performance obligations in the contract. Manufacturing services post-regulatory approval are not interdependent or interrelated with the license and research and development services.

The transaction price was comprised of fixed consideration and variable consideration (capped research and development reimbursements). Under ASC 606, the consideration to which the Company would be entitled upon the achievement of contractual milestones, which are contingent upon the occurrence of future events, are a form of variable consideration. The Company estimates variable consideration using the most likely method. Amounts included in the transaction price are recognized only when it is probable that a significant reversal of cumulative revenues will not occur, usually upon achievement of a specific milestone. The Company used significant judgment when it determined variable consideration.

Since the customer benefits from the research and development services as the entity performs, revenue from granting the license and the research and development services is recognized over time using the cost-to-cost method. The Company used significant judgment when it determined the costs expected to be incurred upon satisfying the identified performance obligation.

Revenue from additional research and development services ordered by Chiesi, is recognized over time using the cost-to-cost method.

The Company's revenue recognition accounting policy prior to January 1, 2018, was materially the same.

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

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 - INVENTORIES

Inventory at March 31, 2018 and December 31, 2017 consisted of the following:

	March 31,	December 31,
(U.S. dollars in thousands)	2018	2017
Raw materials	$3,529	$3,838
Work in progress	317	485
Finished goods	3,173	3,510
Total inventory	$7,019	$7,833

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

The fair value of the remaining $5.9 million in aggregate principal amount of the Company’s outstanding 4.50% convertible promissory notes due 2018 (the “2013 Notes”), and of the remaining $58.1 million in aggregate principal amount of the Company’s outstanding 7.50% secured convertible promissory notes due 2021 (the “2016 Notes”) is approximately $5.7 million and $69.3 million, respectively, based on a Level 3 measurement.

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

NOTE 5 – REVENUES (AS RESTATED)

The following table summarizes the Company’s disaggregation of revenues:

	March 31,
(U.S. dollars in thousands)	2018 (as restated)	2017
Pfizer	$1,980	$1,646
Brazil	$2,573	$1,243
Total revenues from selling goods	$4,553	$2,889
Revenues from license and R&D services	$2,161

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESTATEMENT OF THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Explanatory Note

This Amendment amends and restates our unaudited condensed consolidated financial statements and related disclosures in Part I, Item 1. “Financial Statements” for the three months ended and as of March 31, 2018 to recognize certain revenue from a license agreement that was not recognized previously. Accordingly, the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth below reflects the effects of this restatement.

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

On May 1, 2012, the FDA approved for sale our first commercial product, taliglucerase alfa for injection, an enzyme replacement therapy (ERT) for the long-term treatment of adult patients with a confirmed diagnosis of type 1 Gaucher disease. Subsequently, taliglucerase alfa was approved for marketing by the regulatory authorities of other countries. Taliglucerase alfa is marketed under the name alfataliglicerase in Brazil and certain other Latin American countries, and under the name Elelyso in other territories.

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

Critical Accounting Policies

Our significant accounting policies are more fully described in Note 1 to our consolidated financial statements appearing in this Quarterly Report. There have not been any changes to our significant accounting policies since we filed our Annual Report on Form 10-K for the year ended December 31, 2017, except for recognition of revenue from license agreements that was not recognized previously. The Company used a significant estimate in order to determine the cost expected to be incurred upon satisfying the identified performance obligation.

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

Revenues from Selling Goods

We recorded revenues of $4.6 million during the three months ended March 31, 2018, an increase of $1.7 million, or 58%, compared to revenues of $2.9 million for the three months ended March 31, 2017. The increase resulted primarily from an increase of $1.3 million in drug product sold in Brazil.

Revenues from License and R&D Services

We recorded revenues of $2.2 million for the three months ended March 31, 2018. Revenues from the license agreements represent the revenues we recognized in connection with the Chiesi Agreement.

Cost of Goods Sold

Cost of goods sold was $2.9 million for the three months ended March 31, 2018, an increase of $836,000 from cost of revenues of $2.1 million for the three months ended March 31, 2017. The increase resulted primarily from increased sales in Brazil.

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

Cash Flows

Net cash used in operations was $9.4 million for the three months ended March 31, 2018. The net loss for the three months ended March 31, 2018 of $7.2 million was further increased by a $3.5 million increase in accounts receivable, and a decrease of $1.0 million in accounts payable and accruals, but was partially offset by a decrease in inventories of $814,000. Net cash used in investing activities for the three months ended March 31, 2018 was $328,000 and consisted primarily of purchases of property and equipment, and an increase in restricted deposit.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, in the Original Filing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Subsequent to the evaluation made in connection with the Original Filing, our Chief Executive Officer and Chief Financial Officer re-evaluated the effectiveness of the design and operation of our disclosure controls and procedures concluding that our disclosure controls and procedures were not effective as of March 31, 2018 because of the material weakness in our internal control over financial reporting which existed at that date and is discussed below.

Material Weakness in Internal Control over Financial Reporting

A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

In our Original Filing, we did not disclose the existence of any material weaknesses in internal control over financial reporting. Subsequent to that evaluation, we determined that a material weakness in our internal control over financial reporting existed as of March 31, 2018 in that we did not maintain effective internal controls related to accounting for complex revenue contracts. Specifically, we did not properly assess the performance obligations we had with regard to an out-licensing arrangement which became material to our company in 2018. The foregoing resulted in the restatement of our unaudited condensed consolidated financial statements for each of the fiscal quarters of 2018 and in a revision to 2017 figures.

The foregoing restatements were effected through our filing of this Amendment and the filing of an amended Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2018 and an amended Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2018. Our management has concluded that this deficiency constitutes a material weakness in our internal control over financial reporting as of March 31, 2018.

Remediation Plan

In response to the identified material weakness, our management, with the oversight of the Audit Committee of the Board of Directors, has updated our revenue recognition processes and controls with respect to out-licensing arrangements, and intends to continue to update our revenue recognition processes and controls and to implement additional control procedures, including retaining a globally recognized business and accounting advisory firm to assist us in improving our internal processes in connection with revenue recognition. While certain remedial actions have been completed in the first quarter of 2019, we intend to continue to implement additional control procedures as the need to do so is identified by our management. The remediation efforts are intended both to address the identified material weakness and to enhance our overall financial control environment.

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

Changes in Internal Control over Financial Reporting

Except with respect to the material weakness described herein, there were no changes to our internal control over financial reporting (as defined in Rules 13a-15f and 15d-15f under the Exchange Act) that occurred during the quarter ended March 31, 2018 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

PROTALIX BIOTHERAPEUTICS, INC.
(Registrant)

Date: March 18, 2019	By:	/s/ Moshe Manor
Moshe Manor President and Chief Executive Officer (Principal Executive Officer)

Date: March 18, 2019	By:	/s/ Yossi Maimon
Yossi Maimon Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)

