Form 10-Q/A
period 2018-06-30
Protalix BioTherapeutics, Inc.
filed 2019-03-18
CIK 1006281

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

Explanatory Note

This Amendment No. 1 to Form 10-Q, or this Amendment, amends the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018 we originally filed with the Securities and Exchange Commission, or the Commission, on August 9, 2018, or the Original Filing, in connection with the recognition in this Amendment of revenue from a license agreement that was not recognized previously.

All amendments and restatements to the financial statements are non-cash in nature.

Restatement

As further discussed in Note 1 to our unaudited condensed consolidated financial statements in Part I, Item 1, “Financial Statements” of this Amendment, on March 14, 2019, we concluded that we would restate our previously issued consolidated financial statements as of and for the three and six months ended June 30, 2018, as set forth in the Original Filing in connection with the recognition in this Amendment of revenue from a license agreement that was not recognized previously.

Disclosure Controls and Procedures

Management has reassessed its evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of June 30, 2018. As a result of that reassessment, management has concluded that we did not maintain effective disclosure controls and procedures due to the material weakness in internal control over financial reporting which existed at that date. For a description of the material weakness in internal control over financial reporting and actions taken, and to be taken, to address the material weakness, see Part 1, Item 4 “Controls and Procedures” of this Amendment.

Amendment

The purpose of this Amendment is to restate our previously issued unaudited condensed consolidated financial statements and related disclosures as of and for the three and six months ended June 30, 2018 in connection with the recognition in this Amendment of revenue from a license agreement that was not recognized previously. This Amendment also includes (a) an amended Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to reflect the correction of the errors described above, and (b) an amended Part I, Item 4 “Controls and Procedures” to restate the conclusion on the effectiveness of disclosure controls and procedures. Disclosure controls and procedures were deemed effective in the Original Filing on August 9, 2018 and are deemed ineffective as a result of the material weakness described in Part I, Item 4 “Controls and Procedures” of this Amendment.

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

Items Amended in this Filing

For reasons discussed above, we are filing this Amendment in order to amend the following items in our Original Filing to the extent necessary to reflect the adjustments discussed above and make corresponding revisions to our financial data cited elsewhere in this Amendment in connection with the recognition in this Amendment of revenue from a license agreement that was not recognized previously:

•	Part I, Item 1. Financial Statements
•	Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
•	Part I, Item 4. Controls and Procedures

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

i

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

ii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

PROTALIX BIOTHERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands)

	June 30, 2018	December 31,
	(Unaudited) (as restated)	2017
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$28,327	$51,163
Accounts receivable – Trade	5,248	1,721
Other assets	2,499	1,934
Inventories	6,978	7,833
Total current assets	$43,052	$62,651
FUNDS IN RESPECT OF EMPLOYEE RIGHTS UPON RETIREMENT	$1,729	$1,887
PROPERTY AND EQUIPMENT, NET	6,940	7,676
Total assets	$51,721	$72,214

LIABILITIES NET OF CAPITAL DEFICIENCY

CURRENT LIABILITIES:

Accounts payable and accruals:
Trade	$6,001	$7,521
Other	9,071	9,310
Contracts liability	3,420
Convertible notes		5,921
Total current liabilities	$18,492	$22,752

LONG TERM LIABILITIES:
Convertible notes	$46,742	$46,267
Contracts liability	21,636	25,015
Liability for employee rights upon retirement	2,335	2,586
Other long term liabilities	5,258	5,051
Total long term liabilities	$75,971	$78,919
Total liabilities	$94,463	$101,671

COMMITMENTS

CAPITAL DEFICIENCY	(42,742)	(29,457)
Total liabilities net of capital deficiency	$51,721	$72,214

The accompanying notes are an integral part of the condensed consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(U.S. dollars in thousands, except share and per share data)
(Unaudited)

	Six Months Ended		Three Months Ended
	June 30, 2018 (as restated)	June 30, 2017	June 30, 2018 (as restated)	June 30, 2017
REVENUES FROM SELLING GOODS	$6,559	$9,247	$2,006	$6,358
REVENUES FROM LICENSE AND R&D SERVICES	4,993		2,832
COST OF GOODS SOLD	(5,107)	(7,611)	(2,183)	(5,523)
RESEARCH AND DEVELOPMENT EXPENSES (1)	(14,762)	(15,271)	(7,476)	(9,304)
Less – grants	1,078	1,816	235	478
RESEARCH AND DEVELOPMENT EXPENSES, NET	(13,684)	(13,455)	(7,241)	(8,826)
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (2)	(4,656)	(5,351)	(2,158)	(2,814)
OPERATING LOSS	(11,895)	(17,170)	(6,744)	(10,805)
FINANCIAL EXPENSES	(4,013)	(5,132)	(1,793)	(3,045)
FINANCIAL INCOME	207	1,665	75	40
(LOSS) INCOME FROM CHANGE IN FAIR VALUE OF CONVERTIBLE NOTES EMBEDDED DERIVATIVE		(38,061)		14,260
FINANCIAL (EXPENSES) INCOME, NET	(3,806)	(41,528)	(1,718)	11,255
NET (LOSS) INCOME FOR THE PERIOD	$(15,701)	$(58,698)	$(8,462)	$450
NET (LOSS) EARNINGS PER SHARE OF COMMON STOCK:
BASIC
Net (loss) earnings per share of common stock	$(0.11)	$(0.47)	$(0.06)	$0.00
DILUTED
Net loss per share of common stock	$(0.11)	$(0.47)	$(0.06)	$(0.06)
WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK USED IN COMPUTING (LOSS) EARNINGS PER SHARE
BASIC	145,985,445	126,000,782	146,644,450	127,523,706
DILUTED	145,985,445	126,000,782	146,644,450	192,598,389
(1) Includes share-based compensation	$40	$120	$(2)	$55
(2) Includes share-based compensation	$34	$96	$14	$43

The accompanying notes are an integral part of the condensed consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
CAPITAL DEFICIENCY

(U.S. dollars in thousands)

(Unaudited)

			Additional
	Common	Common	Paid–In	Accumulated
	Stock (1)	Stock	Capital	Deficit	Total
	Number of shares	Amount
Balance at December 31, 2016	124,134,085	$124	$202,575	$(212,656)	$(9,957)
Changes during the six-month period ended June 30, 2017:
Share-based compensation related to stock options			216		216
Reclassification of embedded derivative			43,634		43,634
Convertible notes conversions	4,948,821	5	4,132		4,137
Net loss for the period				(58,698)	(58,698)
Balance at June 30, 2017	129,082,906	129	250,557	(271,354)	(20,668)
Balance at December 31, 2017	143,728,797	$144	$266,495	$(296,096)	$(29,457)
Changes during the six-month period ended June 30, 2018:
Share-based compensation related to stock options			58		58
Share-based compensation related to restricted stock award	29,898	*	16		16
Convertible notes conversions	1,811,260	2	1,190		1,192
Convertible notes exchange	2,613,636	2	1,148		1,150
Net loss for the period (as restated)				(15,701)	(15,701)
Balance at June 30, 2018 (as restated)	148,183,591	$148	$268,907	$(311,797)	$(42,742)

*	Represents an amount less than $1.

(1)	Common Stock, $0.001 par value; Authorized – as of June 30, 2018 and 2017 - 250,000,000.

The accompanying notes are an integral part of the condensed consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

(Unaudited)

	Six Months Ended
	June 30, 2018 (as restated)	June 30, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,701)	$(58,698)
Adjustments required to reconcile net loss to net cash used in operating activities:
Share based compensation	74	216
Depreciation	846	986
Financial expenses, net (mainly exchange differences)	94	56
Changes in accrued liability for employee rights upon retirement	(121)	89
Gain on amounts funded in respect of employee rights upon retirement	(43)	(19)
Net loss (income) in connection with conversions of convertible notes	186	(739)
Change in fair value of convertible notes embedded derivative		38,061
Amortization of debt issuance costs and debt discount	1,257	1,141
Issuance of shares for interest payment in connection with conversions of convertible notes	205	634
Changes in operating assets and liabilities:
Increase in contracts liability (including non-current portion)	41	1,088
Increase in accounts receivable and other assets	(3,989)	(3,538)
Decrease (increase) in inventories	855	(1,814)
Increase (decrease) in accounts payable and accruals	(1,288)	5,378
Increase in other long term liabilities	207
Net cash used in continuing operations	(17,377)	(17,159)
Net cash provided by discontinued operations		114
Net cash used in operating activities	$(17,377)	$(17,045)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	$(394)	$(543)
Increase in restricted deposit	(162)	(343)
Amounts funded in respect of employee rights upon retirement, net	109	(83)
Net cash used in investing activities	$(447)	$(969)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net payment for convertible notes	(4,752)	(10,961)
Net cash used in financing activities	(4,752)	(10,961)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	$(260)	$227
NET DECREASE IN CASH AND CASH EQUIVALENTS	(22,836)	(28,748)
BALANCE OF CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	51,163	63,281
BALANCE OF CASH AND CASH EQUIVALENTS AT END OF PERIOD	$28,327	$34,533

The accompanying notes are an integral part of the condensed consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

(Unaudited)

(Continued) – 2

	Six Months Ended
	June 30, 2018 (as restated)	June 30, 2017
SUPPLEMENTARY INFORMATION ON INVESTING AND FINANCING ACTIVITIES NOT INVOLVING CASH FLOWS:
Purchase of property and equipment	$242	$493
Convertible notes conversions	$2,137	$3,503

SUPPLEMENTARY DISCLOSURE ON CASH FLOWS
Interest paid	$2,408	$2,330

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

1.	Restatement of previously issued condensed consolidated financial statements

The Company has restated these financial statements to correct an error in the revenue recognition from the Chiesi Agreement. Previously, the Company had identified a single performance obligation with regard to its promises under the agreement. The Company subsequently concluded that there are two performance obligations under the agreement as follows: (i) the license together with research and development services and (ii) a contingent performance obligation regarding future manufacturing. As such, the Company has recognized revenue for the combined performance obligation (the license and the research and development services) for the three and six months ended June 30, 2018 for the satisfaction of the performance obligation that occurred during the three and six months ended June 30, 2018.

The Company’s decision to restate the financial statements previously reported on its Quarterly Reports on Form 10-Q, was approved by, and with the continuing oversight of, the Company’s Audit Committee.

PROTALIX BIOTHERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (continued):

2.	Impacts of restatement

The effects of the restatement on the line items within the Company’s condensed consolidated balance sheets as of June 30, 2018 are as follows:

	June 30, 2018
(U.S. dollars in thousands)	As originally reported	Adjustments	As restated
CURRENT LIABILITIES:
Contracts liability	-	3,420	3,420
Total current liabilities	$15,072	$3,420	$18,492
LONG TERM LIABILITIES:
Contracts liability	31,885	(10,249)	21,636
Total long term liabilities	86,220	(10,249)	75,971
Total liabilities	101,292	(6,829)	94,463
CAPITAL DEFICIENCY	$(49,571)	$6,829	$(42,742)

The effects of the restatement on the line items within the Company’s condensed consolidated statements of operations for the three months and six months ended June 30, 2018 are as follows:

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
(U.S. dollars in thousands, except per share data)	As originally reported	Adjustments	As restated	As originally reported	Adjustments	As restated
REVENUES FROM LICENSE AGREEMENTS	$-	$2,832	$2,832	$-	$4,993	$4,993
OPERATING LOSS	(9,576)	2,832	(6,744)	(16,888)	4,993	(11,895)
LOSS FOR THE PERIOD	(11,294)	2,832	(8,462)	(20,694)	4,993	(15,701)
Net loss per share of common stock-basic and diluted	$(0.08)	$0.02	$(0.06)	$(0.14)	$0.03	$(0.11)

The effects of the restatement on the line items within the Company’s condensed consolidated statements of changes in capital deficiency for the six months ended June 30, 2018 are as follows:

	Six Months Ended June 30, 2018
(U.S. dollars in thousands)	As originally reported	Adjustments	As restated
Net loss for the six months ended June 30, 2018	$(20,694)	$4,993	$(15,701)
Balances as of June 30, 2018
Accumulated deficit	(318,626)	6,829	(311,797)
Total capital deficiency	$(49,571)	$6,829	$(42,742)

PROTALIX BIOTHERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (continued):

Although there was with no impact to net cash provided by operating activities, net cash used in investing activities or net cash used in financing activities, the effects of the restatement on the line items within the condensed consolidated statements of cash flows for the six months ended June 30, 2018 are as follows:

	Six Months Ended June 30, 2018
(U.S. dollars in thousands)	As originally reported	Adjustments	As restated
Cash flows from operating activities:
Net loss	$(20,694)	$4,993	(15,701)
Increase in contracts liability	5,034	(4,993)	41
Net cash used in operating activities	$(17,377)	$-	$(17,377)

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

PROTALIX BIOTHERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (continued):

The loss and weighted average number of shares outstanding used to calculate (loss) earnings per share were as follows:

	Six Months Ended		Three Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
(U.S. dollars in thousands, except share amounts)	(as restated)	(as restated)
Net loss (income) for the period	$(15,701)	$(58,698)	$(8,462)	$450
Financial income, net of convertible notes	-	-	-	$(11,847)
Loss used for the computation of diluted loss per share	$(15,701)	$(58,698)	$(8,462)	$(11,397)
Weighted average shares of common stock outstanding for basic calculation	145,985,445	126,000,782	146,644,450	127,523,706
Weighted average dilutive effect of shares issuable upon conversion of convertible notes	-	-	-	65,066,683
Weighted average dilutive effect of stock options	-	-	-	8,000
Weighted average shares of common stock outstanding for diluted calculation	145,985,445	126,000,782	146,644,450	192,598,389

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

The Company’s revenue recognition accounting policy prior to January 1, 2018, was materially the same.

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

NOTE 2 - INVENTORIES

Inventory at June 30, 2018 and December 31, 2017 consisted of the following:

	June 30,	December 31,
(U.S. dollars in thousands)	2018	2017
Raw materials	$3,280	$3,838
Work in progress	365	485
Finished goods	3,333	3,510
Total inventory	$6,978	$7,833

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

NOTE 5 – REVENUES (AS RESTATED)

The following table summarizes the Company’s disaggregation of revenues:

	Six Months Ended June 30,
(U.S. dollars in thousands)	2018	2017
Pfizer	$3,986	$5,671
Brazil	$2,573	$3,576
Total revenues from selling goods	$6,559	$9,247
Revenues from license and R&D services	$4,993

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESTATEMENT OF THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Explanatory Note

This Amendment amends and restates our unaudited condensed consolidated financial statements and related disclosures in Part I, Item 1. “Financial Statements” for the three and six months ended and as of June 30, 2018 to recognize certain revenue from a license agreement that was not recognized previously. Accordingly, the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth below reflects the effects of this restatement.

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

Critical Accounting Policies

Our significant accounting policies are more fully described in Note 1 to our consolidated financial statements appearing in this Quarterly Report. There have not been any changes to our significant accounting policies since we filed our Annual Report on Form 10-K for the year ended December 31, 2017, except for recognition of revenue from license agreements that was not recognized previously. We used a significant estimate in order to determine the cost expected to be incurred upon satisfying the identified performance obligation.

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

Revenues from Selling Goods

We recorded revenues of $2.0 million during the three months ended June 30, 2018, a decrease of $4.4 million from revenues of $6.4 million for the three months ended June 30, 2017. The decrease resulted from the decrease in the amount of drug substance sold to Pfizer and drug product sold to Brazil.

Revenues from License and R&D Services

We recorded revenues of $2.8 million for the three months ended June 30, 2018. Revenues from the license agreements represent the revenues we recognized in connection with the Chiesi Agreement.

Cost of Goods Sold

Cost of goods sold was $2.2 million for the three months ended June 30, 2018, a decrease of $3.3 million from cost of revenues of $5.5 million for the three months ended June 30, 2017. The decrease resulted primarily from decreased sales of drug substance to Pfizer and drug product to Brazil.

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

Revenues from Selling Goods

We recorded revenues of $6.6 million during the six months ended June 30, 2018, a decrease of $2.7 million, or 29%, from revenues of $9.2 million for the six months ended June 30, 2017. The decrease resulted primarily from a decrease in the amount of drug substance sold to Pfizer and drug product sold to Brazil.

Revenues from License and R&D Services

We recorded revenues of $5.0 million for the six months ended June 30, 2018. Revenues from the license agreements represent the revenues we recognized in connection with the Chiesi Agreement.

Cost of Goods Sold

Cost of goods sold was $5.1 million for the six months ended June 30, 2018, a decrease of $2.5 million, or 33%, from cost of revenues of $7.6 million for the six months ended June 30, 2017. The decrease resulted primarily from costs related to the production of drug substance sold to Pfizer and drug product sold to Brazil.

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

Cash Flows

Net cash used in operations was $17.4 million for the six months ended June 30, 2018. The net loss for the six months ended June 30, 2018 of $15.7 million was further increased by a $4.0 million increase in accounts receivable and a decrease of $1.3 million in accounts payable and accruals, but was offset by $1.3 million of amortization expenses in connection with the convertible notes and depreciation expenses of $846,000. Net cash used in investing activities for the six months ended June 30, 2018 was $447,000 and consisted primarily of purchases of property and equipment, and an increase in restricted deposit. Net cash used in financing activities was $4.8 million and included the repayment of convertible notes.

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

Subsequent to the evaluation made in connection with the Original Filing, our Chief Executive Officer and Chief Financial Officer re-evaluated the effectiveness of the design and operation of our disclosure controls and procedures concluding that our disclosure controls and procedures were not effective as of June 30, 2018 because of the material weakness in our internal control over financial reporting which existed at that date and is discussed below.

Material Weakness in Internal Control over Financial Reporting

A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

In our Original Filing, we did not disclose the existence of any material weaknesses in internal control over financial reporting. Subsequent to that evaluation, we determined that a material weakness in our internal control over financial reporting existed as of June 30, 2018 in that we did not maintain effective internal controls related to accounting for complex revenue contracts. Specifically, we did not properly assess the performance obligations we had with regard to an out-licensing arrangement which became material to our company during 2018. The foregoing resulted in the restatement of our unaudited condensed consolidated financial statements for each of the fiscal quarters of 2018 and in a revision to 2017 figures.

The foregoing restatements were effected through our filing of this Amendment and the filing of an amended Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2018 and an amended Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2018. Our management has concluded that this deficiency constitutes a material weakness in our internal control over financial reporting as of June 30, 2018.

Remediation Plan

In response to the identified material weakness, our management, with the oversight of the Audit Committee of the Board of Directors, has updated our revenue recognition processes and controls with respect to out-licensing arrangements, and intends to continue to update our revenue recognition processes and controls and to implement additional control procedures including retaining a globally recognized business and accounting advisory firm to assist us in improving our internal processes in connection with revenue recognition. While certain remedial actions have been completed in the first quarter of 2019, we intend to continue to implement additional control procedures as the need to do so is identified by our management. The remediation efforts are intended both to address the identified material weakness and to enhance our overall financial control environment.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Date	Filed or Furnished Herewith
3.1	Certificate of Incorporation of the Company	8-K	333-48677	3.1	Apri 1, 2016

3.2	Amendment to Certificate of Incorporation of the Company	Def 14A	001-33357	Appen. A	July 1, 2016

3.4	Bylaws of the Company	8-K	001-33357	3.2	April 1, 2016

4.1	Form of Restricted Stock Agreement/Notice	8-K	001-33357	4.1	July 18, 2012

4.2	Indenture, dated as of September 18, 2013, between Protalix BioTherapeutics, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee	8-K	001-33357	4.1	September 18, 2013

4.3	Form of 4.50% Convertible Note due 2018	8-K	001-33357	4.2	September 18, 2013

4.4	Indenture, dated as of December 7, 2016, between Protalix BioTherapeutics, Inc. the guarantors party thereto, The Bank of New York Mellon Trust Company, N.A., as trustee and Wilmington Savings Fund Society, FSB, as collateral agent	8-K	001-33357	4.1	December 7, 2016

4.5	Form of 7.50% Convertible Note due 2021 (Issued in 2016 Financing)	8-K	001-33357	4.2	December 7, 2016

4.6	Form of 7.50% Convertible Note due 2021 (Issued in 2016 Exchange)	8-K	001-33357	4.3	December 7, 2016

4.7	First Supplemental Indenture, dated as of July 24, 2017, by and among Protalix BioTherapeutics, Inc., the guarantors party thereto, The Bank of New York Mellon Trust Company, N.A., as trustee, and Wilmington Savings Fund Society, FSB, as collateral agent	8-K	001-33357	4.2	July 25, 2017

4.8	Second Supplemental Indenture, dated as of November 27, 2017, by and among Protalix BioTherapeutics, Inc., the guarantors party hereto and The Bank of New York Mellon Trust Company, N.A., as trustee, registrar, paying agent and conversion agent	8-K	001-33357	4.1	December 1, 2017

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Certification of Chief Executive Officer					X

32.2	18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Certification of Chief Financial Officer					X

101.INS	XBRL INSTANCE FILE	X

101.SCH	XBRL SHEMA FILE	X

101.CAL	XBRL CALCULATION FILE	X

101.DEF	XBRL DEFINITION FILE	X

101.LAB	XBRL LABEL FILE	X

101.PRE	XBRL PRESENTATION FILE	X

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

