Form 10-Q/A
period 2018-09-30
Protalix BioTherapeutics, Inc.
filed 2019-03-18
CIK 1006281

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

Explanatory Note

This Amendment No. 1 to Form 10-Q, or this Amendment, amends the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018 we originally filed with the Securities and Exchange Commission, or the Commission, on November 7, 2018, or the Original Filing, in connection with the recognition in this Amendment of revenues from license agreements that were not recognized previously.

All amendments and restatements to the financial statements are non-cash in nature.

Restatement

As further discussed in Note 1 to our unaudited condensed consolidated financial statements in Part I, Item 1, “Financial Statements” of this Amendment, on March 14, 2019, we concluded that we would restate our previously issued consolidated financial statements as of and for the three and nine months ended September 30, 2018, as set forth in the Original Filing in connection with the recognition in this Amendment of revenues from license agreements that were not recognized previously.

Disclosure Controls and Procedures

Management has reassessed its evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of September 30, 2018. As a result of that reassessment, management has concluded that we did not maintain effective disclosure controls and procedures due to the material weakness in internal control over financial reporting which existed at that date. For a description of the material weakness in internal control over financial reporting and actions taken, and to be taken, to address the material weakness, see Part 1, Item 4 “Controls and Procedures” of this Amendment.

Amendment

The purpose of this Amendment is to restate our previously issued unaudited condensed consolidated financial statements and related disclosures as of and for the three and nine months ended September 30, 2018 in connection with the recognition in this Amendment of revenues from license agreements that were not recognized previously. This Amendment also includes (a) an amended Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to reflect the correction of the errors described above, and (b) an amended Part I, Item 4 “Controls and Procedures” to restate the conclusion on the effectiveness of disclosure controls and procedures. Disclosure controls and procedures were deemed effective in the Original Filing on November 7, 2018 and are deemed ineffective as a result of the material weakness described in Part I, Item 4 “Controls and Procedures” of this Amendment.

Except as expressly set forth herein, including in the notes to the consolidated financial statements, this Amendment does not reflect events occurring after the date of the Original Filing or modify or update any of the other disclosures contained therein in any way other than as required to reflect the amendment discussed above. Accordingly, this Amendment should be read in conjunction with the Original Filing and our other filings with the Commission. Information not affected by the restatement is unchanged and reflects disclosures made at the time of the filling of the Original Filing.

Items Amended in this Filing

For reasons discussed above, we are filing this Amendment in order to amend the following items in our Original Filing to the extent necessary to reflect the adjustments discussed above and make corresponding revisions to our financial data cited elsewhere in this Amendment in connection with the recognition in this Amendment of revenues from license agreements that were not recognized previously:

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

iii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

PROTALIX BIOTHERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands)

	September 30, 2018	December 31, 2017
	(Unaudited) (as restated)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$41,868	$51,163
Accounts receivable – Trade	4,894	1,721
Other assets	2,619	1,934
Inventories	7,959	7,833
Total current assets	$57,340	$62,651

FUNDS IN RESPECT OF EMPLOYEE RIGHTS UPON RETIREMENT	$1,779	$1,887
PROPERTY AND EQUIPMENT, NET	6,628	7,676
Total assets	$65,747	$72,214

LIABILITIES NET OF CAPITAL DEFICIENCY

CURRENT LIABILITIES:

Accounts payable and accruals:
Trade	$4,388	$7,521
Other	10,163	9,310
Contracts liability	9,786
Convertible notes		5,921
Total current liabilities	$24,337	$22,752

LONG TERM LIABILITIES:
Convertible notes	$47,320	$46,267
Contracts liability	33,493	25,015
Liability for employee rights upon retirement	2,386	2,586
Other long term liabilities	6,154	5,051
Total long term liabilities	$89,353	$78,919
Total liabilities	$113,690	$101,671

COMMITMENTS

CAPITAL DEFICIENCY	(47,943)	(29,457)
Total liabilities net of capital deficiency	$65,747	$72,214

The accompanying notes are an integral part of the condensed consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(U.S. dollars in thousands, except per share data)
(Unaudited)

	Nine Months Ended		Three Months Ended
	September 30, 2018 (as restated)	September 30, 2017	September 30, 2018 (as restated)	September 30, 2017
REVENUES FROM SELLING GOODS	$7,222	$16,773	$663	$7,526
REVENUES FROM LICENSE AND R&D SERVICES	16,665		11,672
COST OF GOODS SOLD	(7,024)	(13,677)	(1,917)	(6,066)
RESEARCH AND DEVELOPMENT EXPENSES (1)	(25,565)	(22,389)	(10,803)	(7,118)
Less – grants	1,810	2,545	732	729
RESEARCH AND DEVELOPMENT EXPENSES, NET	(23,755)	(19,844)	(10,071)	(6,389)
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (2)	(8,744)	(8,187)	(4,088)	(2,836)
OPERATING LOSS	(15,636)	(24,935)	(3,741)	(7,765)
FINANCIAL EXPENSES	(5,824)	(8,809)	(1,811)	(3,680)
FINANCIAL INCOME	437	1,670	230	8
LOSS FROM CHANGE IN FAIR VALUE OF CONVERTIBLE NOTES EMBEDDED DERIVATIVE		(38,061)
FINANCIAL EXPENSES, NET	(5,387)	(45,200)	(1,581)	(3,672)
NET LOSS FOR THE PERIOD	(21,023)	(70,135)	(5,322)	(11,437)
NET LOSS PER SHARE OF COMMON STOCK BASIC AND DILUTED	$(0.14)	$(0.55)	$(0.04)	$(0.09)
WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK USED IN COMPUTING LOSS PER SHARE – BASIC AND DILUTED	146,752,355	128,223,722	148,187,513	132,549,001
(1) Includes share-based compensation	$54	$163	$14	$43
(2) Includes share-based compensation	$42	$128	$8	$32

The accompanying notes are an integral part of the condensed consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
CAPITAL DEFICIENCY

(U.S. dollars in thousands)

(Unaudited)

			Additional
	Common	Common	Paid–In	Accumulated
	Stock (1)	Stock	Capital	Deficit	Total
	Number of shares	Amount
Balance at December 31, 2016	124,134,085	$124	$202,575	$(212,656)	$(9,957)
Changes during the nine-month period ended September 30, 2017:
Share-based compensation related to stock options			291		291
Reclassification of embedded derivative			43,634		43,634
Convertible notes conversions	9,711,235	10	8,771		8,781
Conversion component related to convertible notes issuance			1,315		1,315
Net loss for the period				(70,135)	(70,135)
Balance at September 30, 2017	133,845,320	$134	$256,586	$(282,791)	$(26,071)
Balance at December 31, 2017	143,728,797	$144	$266,495	$(296,096)	$(29,457)
Changes during the nine-month period ended September 30, 2018:
Share-based compensation related to stock options			80		80
Share-based compensation related to restricted stock award	29,898	*	16		16
Convertible notes conversions	1,928,907	2	1,289		1,291
Convertible notes exchange	2,613,636	2	1,148		1,150
Net loss for the period (as restated)				(21,023)	(21,023)
Balance at September 30, 2018 (as restated)	148,301,238	$148	$269,028	$(317,119)	$(47,943)

*	Represents an amount less than $1.

(1)	Common Stock, $0.001 par value; Authorized – as of September 30, 2018 and 2017 - 250,000,000.

The accompanying notes are an integral part of the condensed consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

(Unaudited)

	Nine Months Ended
	September 30, 2018 (as restated)	September 30, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(21,023)	$(70,135)
Adjustments required to reconcile net loss to net cash used in operating activities:
Share based compensation	96	291
Depreciation	1,257	1,469
Financial (income) expenses, net (mainly exchange differences)	(37)	13
Changes in accrued liability for employee rights upon retirement	(86)	54
Gain on amounts funded in respect of employee rights upon retirement	(45)	(21)
Net loss in connection with conversions of convertible notes	204	587
Change in fair value of convertible notes embedded derivative		38,061
Amortization of debt issuance costs and debt discount	1,916	1,710
Issuance of shares for interest payment in connection with conversions of convertible notes	205	1,111
Changes in operating assets and liabilities:
Increase (decrease) in contracts liability (including non-current portion)	18,264	(837)
Increase in accounts receivable and other assets	(3,661)	(6,467)
Increase in inventories	(126)	(2,234)
Increase (decrease) in accounts payable and accruals	(1,805)	8,698
Increase in other long term liabilities	1,103
Net cash used in continuing operations	(3,738)	(27,700)
Net cash provided by discontinued operations		116
Net cash used in operating activities	$(3,738)	$(27,584)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	$(498)	$(681)
Increase in restricted deposit	(247)	(336)
Amounts funded in respect of employee rights upon retirement, net	70	(68)
Net cash used in investing activities	$(675)	$(1,085)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net payment for convertible notes	(4,752)	(10,961)
Net proceeds from issuance of convertible notes		9,542
Net cash used in financing activities	(4,752)	(1,419)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	$(130)	$289
NET DECREASE IN CASH AND CASH EQUIVALENTS	(9,295)	(29,799)
BALANCE OF CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	51,163	63,281
BALANCE OF CASH AND CASH EQUIVALENTS AT END OF PERIOD	$41,868	$33,482

The accompanying notes are an integral part of the condensed consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

(Unaudited)

(Continued) - 2

	Nine Months Ended
	September 30, 2018 (as restated)	September 30, 2017
SUPPLEMENTARY INFORMATION ON INVESTING AND FINANCING ACTIVITIES NOT INVOLVING CASH FLOWS:
Purchase of property and equipment	$237	$666
Convertible notes conversions	$2,236	$7,668

SUPPLEMENTARY DISCLOSURE ON CASH FLOWS
Interest paid	$2,411	$2,613

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

Under each of the Chiesi Ex-U.S. Agreement and the Chiesi U.S. Agreement, Chiesi made an upfront payment to Protalix Ltd. of $25.0 million in connection with the execution of the agreement. In addition, under the Chiesi Ex-U.S. Agreement, Protalix Ltd. is entitled to additional payments of up to $25.0 million in pegunigalsidase alfa development costs, capped at $10.0 million per year and to receive additional payments of up to $320.0 million, in the aggregate, in regulatory and commercial milestone payments. Under the Chiesi U.S. Agreement, Protalix Ltd. is entitled to payments of up to a maximum of $20.0 million to cover development costs for pegunigalsidase alfa, subject to a maximum of $7.5 million per year, and to receive an additional up to a maximum of $760.0 million, in the aggregate, in regulatory and commercial milestone payments.

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

1.	Restatement of previously issued condensed consolidated financial statements

The Company has restated these financial statements to correct an error in the revenue recognition from the agreements with Chiesi. Previously, the Company had identified a single performance obligation with regard to its promises under each of the agreements. The Company subsequently concluded that there are two performance obligations under each of the agreements as follows: (i) the license together with research and development services and (ii) a contingent performance obligation regarding future manufacturing. As such, the Company has recognized revenue for the combined performance obligations (the license and the research and development services) for the three and nine months ended September 30, 2018 for the satisfaction of the performance obligation that occurred during the three and nine months ended September 30, 2018.

The Company’s decision to restate the financial statements previously reported on its Quarterly Reports on Form 10-Q, was approved by, and with the continuing oversight of, the Company’s Audit Committee.

2.	Impacts of restatement

The effects of the restatement on the line items within the Company’s condensed consolidated balance sheets as of September 30, 2018 are as follows:

	September 30, 2018
(U.S. dollars in thousands)	As originally reported	Adjustments	As restated
CONTRACTS ASSET	$1,450	$(1,450)	$-
CURRENT LIABILITIES:
Contracts liability	-	9,786	9,786
Total current liabilities	$14,551	$9,786	$24,337
LONG TERM LIABILITIES:
Contracts liability	61,780	(28,287)	33,493
Total long term liabilities	117,640	(28,287)	89,353
Total liabilities	132,191	(18,501)	113,690
CAPITAL DEFICIENCY	$(64,994)	$17,051	$(47,943)

The effects of the restatement on the line items within the Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2018 are as follows:

PROTALIX BIOTHERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (continued):

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
(U.S. dollars in thousands, except per share data)	As originally reported	Adjustments	As restated	As originally reported	Adjustments	As restated
REVENUES FROM LICENSE AGREEMENTS	$-	$11,672	$11,672	$-	$16,665	$16,665
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	$(2,638)	$(1,450)	$(4,088)	$(7,294)	$(1,450)	$(8,744)
OPERATING LOSS	$(13,963)	$10,222	$(3,741)	$(30,851)	$15,215	$(15,636)
LOSS FOR THE PERIOD	$(15,544)	$10,222	$(5,322)	$(36,238)	$15,215	$(21,023)
Net loss per share of common stock-basic and diluted	$(0.10)	$0.06	$(0.04)	$(0.25)	$0.11	$(0.14)

The effects of the restatement on the line items within the Company’s condensed consolidated statements of changes in capital deficiency for the nine months ended September 30, 2018 are as follows:

	Nine Months Ended September 30, 2018
(U.S. dollars in thousands, except per share data)	As originally reported	Adjustments	As restated
Net loss for the nine months ended September 30, 2018	$(36,238)	$15,215	$(21,023)
Balances as of September 30, 2018
Accumulated deficit	(334,170)	17,051	(317,119)
Total capital deficiency	$(64,994)	$17,051	$(47,943)

Although there was with no impact to net cash provided by operating activities, net cash used in investing activities or net cash used in financing activities, the effects of the restatement on the line items within the condensed consolidated statements of cash flows for the nine months ended September 30, 2018 are as follows:

	Nine Months Ended September 30, 2018
(U.S. dollars in thousands)	As originally reported	Adjustments	As restated
Cash flows from operating activities:
Net loss	$(36,238)	$15,215	$(21,023)
Increase in contracts liability	34,929	(16,665)	18,264
Increase in contract asset	(1,450)	1,450	-
Net cash used in operating activities	$(3,738)	$-	$(3,738)

The impacts of the restatement have been reflected throughout the financial statements, including the applicable footnotes, as appropriate.

In addition, in connection with the Chiesi Ex-U.S. Agreement, the Company should have recognized $1.8 million of revenue in the last quarter of 2017 and accordingly has revised certain items in its consolidated financial statements for December 31, 2017 presented herein. The Company evaluated the materiality of the error from quantitative and qualitative perspectives, and concluded that the error was immaterial to the Company’s prior annual consolidated financial statements. Since the revision was not material to any prior interim period or annual consolidated financial statements, no amendments to previously filed interim or annual periodic reports was required. Consequently, the Company revised the historical consolidated financial information presented herein. Below are amounts as reported and as adjusted for December 31, 2017:

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

d.	Revenue recognition (as restated)

1.	Revenue from supply agreements

The Company recognizes revenues from supply agreements and from selling products when control is transferred to the customer and collectability is probable.

2.	Revenue from Chiesi Agreements

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

The Company has identified two performance obligations in each of the Chiesi agreements as follows: (1) the license and research and development services and (2) a contingent performance obligation regarding future manufacturing.

The Company determined that the licenses granted to Chiesi together with the research and development services should be combined into a single performance obligation under each agreement since Chiesi cannot benefit from a license without the research and development services. The research and development services are highly specialized and are dependent on the supply of the drug.

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

The Company accounted for the Chiesi U.S. agreement as a modification of the Chiesi Ex-U.S. Agreement. As such, the Company recorded revenue through a cumulative catch-up adjustment in the amount of $6.2 million.

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

NOTE 2 - INVENTORIES

The Company’s inventory at September 30, 2018 and December 31, 2017 consisted of the following:

	September 30,	December 31,
(U.S. dollars in thousands)	2018	2017
Raw materials	$3,201	$3,838
Work in progress	276	485
Finished goods	4,482	3,510
Total inventory	$7,959	$7,833

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

NOTE 5 – REVENUES (AS RESTATED)

The following table summarizes the Company’s disaggregation of revenues:

	Nine Months Ended September 30,
(U.S. dollars in thousands)	2018	2017
Pfizer	$4,649	$10,198
Brazil	$2,573	$6,575
Total revenues from selling goods	$7,222	$16,773
Revenues from license and R&D services	$16,665

NOTE 6 – STOCK TRANSACTIONS

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESTATEMENT OF THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Explanatory Note

This Amendment amends and restates our unaudited condensed consolidated financial statements and related disclosures in Part I, Item 1. “Financial Statements” for the three and nine months ended and as of September 30, 2018 to recognize certain revenue from a license agreement that was not recognized previously. Accordingly, the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth below reflects the effects of this restatement.

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

Revenues from Selling Goods

We recorded revenues of $663,000 during the three months ended September 30, 2018, a decrease of $6.9 million from revenues of $7.5 million for the three months ended September 30, 2017. The decrease resulted from decreased sales of drug substance to Pfizer and drug product to Brazil.

Revenues from License and R&D Services

We recorded revenues of $11.7 million for the three months ended September 30, 2018. Revenues from the license agreements represent the revenues we recognized in connection with the Chiesi agreements including a cumulative catch-up adjustment in the amount of $6.2 million.

Cost of Goods Sold

Cost of goods sold was $1.9 million for the three months ended September 30, 2018, a decrease of $4.2 million, from cost of revenues of $6.1 million for the three months ended September 30, 2017. The decrease resulted primarily from decreased sales of drug substance to Pfizer and drug product to Brazil.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $4.1 million for the three months ended September 30, 2018, an increase of $1.3 million, or 46%, from $2.8 million for the three months ended September 30, 2017. The increase resulted primarily from costs incurred in connection with the Chiesi U.S. Agreement.

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

Nine months ended September 30, 2018 compared to the nine months ended September 30, 2017

Revenues from Selling Goods

We recorded revenues of $7.2 million during the nine months ended September 30, 2018, a decrease of $9.6 million, or 57%, from revenues of $16.8 million for the nine months ended September 30 2017. The decrease resulted from a decrease of $5.6 million in sales of drug substance to Pfizer and $4.0 million in sales of drug product to Brazil.

Revenues from License and R&D Services

We recorded revenues of $16.7 million for the nine months ended September 30, 2018. Revenues from the license agreements represent the revenues we recognized in connection with the Chiesi agreements including a cumulative catch-up adjustment in the amount of $6.2 million.

Cost of Goods Sold

Cost of goods sold was $7.0 million for the nine months ended September 30, 2018, a decrease of $6.7 million, or 49%, from cost of revenues of $13.7 million for the nine months ended September 30, 2017. The decrease resulted primarily from costs related to the production of drug substance sold to Pfizer and drug product sold to Brazil.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $8.7 million for the nine months ended September 30, 2018, an increase of $557,000, or 6%, from $8.2 million for the nine months ended September 30, 2017. The increase resulted primarily from costs incurred in connection with the Chiesi U.S. Agreement.

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

Cash Flows

Net cash used in operations was $3.7 million for the nine months ended September 30, 2018. The net loss for the nine months ended September 30, 2018 of $21.0 million was partially offset by an increase of $18.3 million in contracts liabilities representing an upfront payment and certain expense reimbursements actually received from Chiesi in connection with our license agreements with Chiesi which we have not yet recognized as revenues. Net cash used in investing activities for the nine months ended September 30, 2018 was $675,000 and consisted primarily of purchases of property and equipment, and an increase in restricted deposit. Net cash used in financing activities was $4.8 million for the repayment of convertible notes.

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

Subsequent to the evaluation made in connection with the Original Filing, our Chief Executive Officer and Chief Financial Officer re-evaluated the effectiveness of the design and operation of our disclosure controls and procedures concluding that our disclosure controls and procedures were not effective as of September 30, 2018 because of the material weakness in our internal control over financial reporting which existed at that date and is discussed below.

Material Weakness in Internal Control over Financial Reporting

A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

In our Original Filing, we did not disclose the existence of any material weaknesses in internal control over financial reporting. Subsequent to that evaluation, the Company determined the following material weakness existed as of September 30, 2018:

In our Original Filing, we did not disclose the existence of any material weaknesses in internal control over financial reporting. Subsequent to that evaluation, we determined that a material weakness in our internal control over financial reporting existed as of March 31, 2018 in that we did not maintain effective internal controls related to accounting for complex revenue contracts. Specifically, we did not properly assess the performance obligations we had with regard to certain of our out-licensing arrangements which became material to our company in 2018. The foregoing resulted in the restatement of our unaudited condensed consolidated financial statements for each of the fiscal quarters of 2018 and in a revision to 2017 figures.

The foregoing restatements were effected through our filing of this Amendment and the filing of an amended Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2018 and an amended Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2018. Our management has concluded that this deficiency constitutes a material weakness in our internal control over financial reporting as of September 30, 2018.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Date	Filed or Furnished Herewith
3.1	Certificate of Incorporation of the Company	8-K	333-48677	3.1	April 1, 2016

3.2	Amendment to Certificate of Incorporation of the Company	Def 14A	001-33357	Appen. A	July 1, 2016

3.4	Bylaws of the Company	8-K	001-33357	3.2	April 1, 2016

4.1	Form of Restricted Stock Agreement/Notice	8-K	001-33357	4.1	July 18, 2012

4.2	Indenture, dated as of September 18, 2013, between Protalix BioTherapeutics, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee	8-K	001-33357	4.1	September 18, 2013

4.3	Form of 4.50% Convertible Note due 2018	8-K	001-33357	4.2	September 18, 2013

4.4	Indenture, dated as of December 7, 2016, between Protalix BioTherapeutics, Inc. the guarantors party thereto, The Bank of New York Mellon Trust Company, N.A., as trustee and Wilmington Savings Fund Society, FSB, as collateral agent	8-K	001-33357	4.1	December 7, 2016

4.5	Form of 7.50% Convertible Note due 2021 (Issued in 2016 Financing)	8-K	001-33357	4.2	December 7, 2016

4.6	Form of 7.50% Convertible Note due 2021 (Issued in 2016 Exchange)	8-K	001-33357	4.3	December 7, 2016

4.7	First Supplemental Indenture, dated as of July 24, 2017, by and among Protalix BioTherapeutics, Inc., the guarantors party thereto, The Bank of New York Mellon Trust Company, N.A., as trustee, and Wilmington Savings Fund Society, FSB, as collateral agent	8-K	001-33357	4.2	July 25, 2017

4.8	Second Supplemental Indenture, dated as of November 27, 2017, by and among Protalix BioTherapeutics, Inc., the guarantors party hereto and The Bank of New York Mellon Trust Company, N.A., as trustee, registrar, paying agent and conversion agent	8-K	001-33357	4.1	December 1, 2017

10.1†	Exclusive U.S. License and Supply Agreement dated as of July 23, 2018, made by and between Protalix Ltd. and Chiesi Farmaceutici S.p.A.	10-Q	001-33357	10.1	November 7, 2018

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Certification of Chief Executive Officer					X

32.2	18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Certification of Chief Financial Officer					X

101.INS	XBRL INSTANCE FILE	X

101.SCH	XBRL SHEMA FILE	X

101.CAL	XBRL CALCULATION FILE	X

101.DEF	XBRL DEFINITION FILE	X

101.LAB	XBRL LABEL FILE	X

101.PRE	XBRL PRESENTATION FILE	X

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

