Form 10-K
period 2018-12-31
Protalix BioTherapeutics, Inc.
filed 2019-03-18
CIK 1006281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting common equity held by non-affiliates of the Registrant, as of June 30, 2018 was approximately $62.2 million, based upon a per share price equal to $0.43, the closing price for shares of the Registrant’s common stock reported by the NYSE American for such date.

On March 1, 2019, approximately 148,382,299 shares of the Registrant’s common stock, par value $0.001 per share, were outstanding.

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

Examples of the risks and uncertainties include, but are not limited to, the following:

•	failure or delay in the commencement or completion of our preclinical studies and clinical trials, which may be caused by several factors, including: slower than expected rates of patient recruitment; unforeseen safety issues; determination of dosing issues; lack of effectiveness during clinical trials; inability or unwillingness of medical investigators and institutional review boards to follow our clinical protocols; inability to monitor patients adequately during or after treatment; and or lack of sufficient funding to finance our clinical trials;

•	the risk that the results of our clinical trials will not support the applicable claims of superiority, safety or efficacy and that our product candidates will not have the desired effects or will have undesirable side effects or other unexpected characteristics;

•	the risk that the FDA or foreign regulatory authorities may not accept or approve a marketing application we file for any of our product candidates;

•	our ability to remediate the material weakness in internal control over financial reporting and to maintain effective internal control over financial reporting;

•	risks relating to our ability to manage our relationship with Chiesi Farmaceutici S.p.A., or Chiesi, and any other collaborator, distributor or partner;

•	risks relating to our ability to make scheduled payments of the principal of, to pay interest on or to refinance or satisfy conversions of our outstanding convertible notes or any other indebtedness;

•	risks relating to the compliance by Fundação Oswaldo Cruz, or Fiocruz, an arm of the Brazilian Ministry of Health, or the Brazilian MoH, with its purchase obligations under our supply and technology transfer agreement, which may have a material adverse effect on us and may also result in the termination of such agreement;

•	risks related to our ability to maintain compliance with the continued listing standards of the NYSE American;

•	our dependence on performance by third-party providers of services and supplies, including without limitation, clinical trial services;

•	risks relating to our ability to finance our activities and research programs;

•	delays in preparing and filing applications for regulatory approval of our product candidates in the United States, the European Union and elsewhere;

•	the impact of development of competing therapies and/or technologies by other companies;

•	the risk that products that are competitive to our product candidates may be granted orphan drug status in certain territories and, therefore, one or more of our product candidates may become be subject to potential marketing and commercialization restrictions;

•	risks related to our supply of drug product to Pfizer Inc., or Pfizer, pursuant to our amended and restated exclusive license and supply agreement with Pfizer;

•	risks related to the commercialization efforts for taliglucerase alfa in Brazil;

•	risks related to our expectations with respect to the potential commercial value of our product and product candidates;

•	the inherent risks and uncertainties in developing the types of drug platforms and products we are developing;

•	potential product liability risks, and risks of securing adequate levels of product liability and clinical trial insurance coverage;

•	the possibility of infringing a third-party’s patents or other intellectual property rights;

•	the uncertainty of obtaining patents covering our products and processes and in successfully enforcing our intellectual property rights against third-parties;

•	risks relating to changes in healthcare laws, rules and regulations in the United States or elsewhere; and

•	the possible disruption of our operations due to terrorist activities and armed conflict, including as a result of the disruption of the operations of regulatory authorities, our subsidiaries, our manufacturing facilities and our customers, suppliers, distributors, collaborative partners, licensees and clinical trial sites.

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

The following table summarizes our current product candidates and their respective stages of clinical development:

On October 19, 2017, Protalix Ltd., our wholly-owned subsidiary, and Chiesi entered into an Exclusive License and Supply Agreement, or the Chiesi Ex-US Agreement, pursuant to which Chiesi was granted an exclusive license for all markets outside of the United States to commercialize pegunigalsidase alfa. Pegunigalsidase alfa, or PRX-102, is our chemically modified version of the recombinant protein alpha-Galactosidase-A protein that is currently being evaluated in phase III clinical trials for the treatment of Fabry disease. Under the terms and conditions of the Chiesi Ex-US Agreement, Protalix Ltd. retained the right to commercialize pegunigalsidase alfa in the United States. Under the Chiesi Ex-US Agreement, Chiesi made an upfront payment to Protalix Ltd. of $25.0 million in connection with the execution of the agreement and Protalix Ltd. is entitled to additional payments of up to $25.0 million in development costs, capped at $10.0 million per year. Protalix Ltd. is also eligible to receive an additional up to $320.0 million, in the aggregate, in regulatory and commercial milestone payments. Protalix Ltd. agreed to manufacture all of the PRX-102 needed for all purposes under the agreement, subject to certain exceptions, and Chiesi will purchase pegunigalsidase alfa from Protalix, subject to certain terms and conditions. Chiesi is required to make tiered payments of 15% to 35% of its net sales under the Chiesi Ex-US Agreement, depending on the amount of annual sales, as consideration for the supply of pegunigalsidase alfa.

On July 23, 2018, Protalix Ltd. entered into an Exclusive License and Supply Agreement with Chiesi, or the Chiesi U.S. Agreement, with respect to the development and commercialization of pegunigalsidase alfa in the United States. Under the terms of the Chiesi U.S. Agreement, Protalix Ltd. granted to Chiesi exclusive licensing rights for the commercialization of PRX-102 in the United States. Protalix Ltd. is entitled to an upfront, non-refundable, non-creditable payment of $25.0 million from Chiesi and additional payments of up to a maximum of $20.0 million to cover development costs for PRX-102, subject to a maximum of $7.5 million per year. Protalix Ltd. is also eligible to receive an additional up to a maximum of $760.0 million, in the aggregate, in regulatory and commercial milestone payments. Chiesi will also make tiered payments of 15% to 40% of its net sales under the Chiesi U.S. Agreement to Protalix Ltd., depending on the amount of annual sales, subject to certain terms and conditions, as consideration for product supply.

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

Pegunigalsidase alfa (PRX-102) for the Treatment of Fabry Disease. pegunigalsidase alfa, or PRX-102, is designed to be an improved enzyme replacement therapy product for the treatment of Fabry disease given its potential for clinically superior outcomes and enhanced safety when compared to currently marketed enzyme replacement therapies. This product candidate is a key focus for our Company. It is currently the subject of three phase III clinical trials. We have completed enrollment for one of the trials and are continuing to enroll patients and recruit clinical sites for the other two. Our phase I/II clinical trial of PRX-102 remains ongoing in an extension period.

Oral Anti-TNF (OPRX-106) Anti Inflammatory. Oral anti-TNF represents a novel mode of administering a recombinant anti-TNF protein. It is under development as an orally-delivered anti-inflammatory treatment using plant cells as a natural capsule for the expressed protein. Results from our phase II proof of concept efficacy study of OPRX-106 for the treatment of ulcerative colitis were announced in March 2018. We intend to identify and collaborate with a well-suited partner for further development. We are also exploring the option of conducting a controlled phase IIb study of OPRX-106 for the treatment of ulcerative colitis.

alidornase alfa (PRX-110) for the Treatment of Cystic Fibrosis. alidornase alfa, our proprietary plant cell recombinant human Deoxyribonuclease 1, is under development for the treatment of cystic fibrosis (CF), to be administered by inhalation. alidornase alfa has an actin inhibition resistance that is designed to improve lung function and lower the incidence of recurrent infections by enhancing the enzyme’s efficacy in patients’ sputa. We have completed a phase II clinical trial of alidornase alfa for the treatment of CF and are currently considering different collaboration alternatives as part of our further development plans.

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

We have licensed the rights to commercialize taliglucerase alfa worldwide (other than Brazil) to Pfizer, and to commercialize PRX-102 to Chiesi. Otherwise, we hold the worldwide commercialization rights to all of our proprietary development candidates. We continuously evaluate potential strategic marketing partnerships as well as collaboration programs with biotechnology and pharmaceutical companies and academic research institutes.

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

We believe that our ProCellEx system will enable us to develop recombinant therapeutic proteins yielding substantial cost advantages, accelerated development and other competitive benefits when compared to mammalian cell-based protein expression systems. In addition, our ProCellEx system may enable us, in certain cases, to develop and commercialize recombinant proteins without infringing upon the method-based patents or other intellectual property rights of third parties. The major elements of our ProCellEx system are patent protected in most major countries. Moreover, we expect to enjoy method-based patent protection for the proteins we develop using our proprietary ProCellEx protein expression technology, although there can be no assurance that any such patents will be granted. In some cases, we may be able to obtain patent protection for the compositions of the proteins themselves. We have filed for United States and international composition of matter patents for taliglucerase alfa, pegunigalsidase alfa and other product candidates.

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

To date, our manufacturing facility, in which we utilize our ProCellEx system, was determined to be acceptable by each of the FDA, the Irish Medicinal Board, ANVISA, the Israeli MOH, the Australian Therapeutic Goods Administration, or the TGA, Health Canada and the Turkish Ministry of Health, after GMP inspections were performed as part of their respective reviews for marketing approval of taliglucerase alfa.

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

The standard of care for Gaucher disease is enzyme replacement therapy using recombinant GCD to replace the mutated or deficient natural GCD enzyme. Enzyme replacement therapy is a medical treatment in which recombinant enzymes are injected into patients in whom the enzyme is lacking or dysfunctional. Cerezyme® and VPRIV® are the only other ERTs currently available for the treatment of Gaucher disease. In addition, Cerdelga® (eliglustat) is a substrate reduction therapy for Gaucher disease that was approved for marketing by the FDA in August 2014 and by the European Commission in January 2015. Finally, Zavesca® (miglustat) is a small molecule drug for the treatment of Gaucher disease. Zavesca has been approved by the FDA for use in the United States as an oral treatment. However, it has many side effects and the FDA has approved it only for administration to those patients who cannot be treated through ERT, and, accordingly, have no other treatment alternative. As a result, the use of Zavesca has been limited with respect to the treatment of Gaucher disease. However, Zavesca is also used to treat other rare disorders.

We have licensed to Pfizer the worldwide rights to Elelyso with the exception of Brazil, a market where we have retained full rights.

Our Pipeline Drug Candidates

PRX-102 for the Treatment of Fabry Disease

We are developing PRX-102, our proprietary plant cell expressed chemically modified version of the recombinant alpha-GAL-A protein, a therapeutic enzyme, for the treatment of Fabry disease, a rare genetic lysosomal storage disorder. We believe that PRX-102 has the potential to be a significantly improved version of the currently marketed Fabry disease enzymes, Fabrazyme® and Replagal®, with improved activity in the Fabry disease target organs and significantly longer half-life due to higher stability, which together can potentially lead to improved substrate clearance and significantly lower formation of antibodies, as observed in our phase I/II clinical trial in Fabry patients. We believe that the initial data generated in our BRIDGE and BRIGHT phase III clinical trials provide additional support for the potential of PRX-102 to be a significantly improved version of the currently marketed Fabry disease enzymes. We believe that the treatment of Fabry disease is a specialty clinical niche with the potential for high growth as there is a significant unmet medical need for Fabry disease treatments.

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

Current Treatments of Fabry Disease

Currently there are two enzyme replacement therapies drugs available on the market to treat Fabry disease. Fabrazyme, marketed by Genzyme Corporation (acquired by Sanofi), is approved for the treatment of Fabry disease in the United States and the European Union. Sanofi reported €755 million (approximately $865 million) in worldwide sales of Fabrazyme in 2018. The other approved enzyme replacement therapy for the treatment of Fabry disease in the European Union is Replagal, which is marketed by Shire plc, or Shire (acquired by Takeda Pharmaceutical Company Limited, or Takeda, in 2019). Takeda reported $490.3 million in sales of Replagal by Shire in 2018. In April 2016, GalafoldTM, a chaperone therapy manufactured by Amicus Therapeutics, Inc., or Amicus, was approved in the European Union as a monotherapy for Fabry disease in patients with amenable mutations. Galafold has also been accepted for marketing in a number of other countries. Amicus reported revenues of approximately $91.2 million in sales of Galafold in 2018.

PRX-102 Development Program

Our phase III development program for PRX-102 for the treatment of Fabry disease includes three individual studies; the BALANCE, BRIDGE and BRIGHT studies.

The BALANCE Study

In October 2016, the first patient was dosed in our global phase III clinical trial to study the efficacy and safety of PRX-102 for the treatment of Fabry disease. Over 40 sites are currently participating in this trial. The phase III clinical trial, which we refer to as the BALANCE Study, is a multi-center, randomized, double-blind, active control study of PRX-102 in Fabry patients with impaired renal function. The trial is designed to enroll up to 78 patients previously treated with Fabrazyme (agalsidase beta) with a stable dose for at least six months. Enrolled patients are randomized to continue treatment with 1 mg/kg of either Fabrazyme or PRX-102, at a 2:1 ratio of PRX-102 to Fabrazyme, respectively. Patients are treated via intravenous (IV) infusions every two weeks. The sites are recruiting adult symptomatic Fabry patients with plasma and/or leucocyte alpha galactosidase activity (by activity assay) less than 30% mean normal levels. All patients must have had treatment with a dose of 1 mg/kg agalsidase beta via infusion every two weeks for at least one year. In addition, to be included in the trial, patients need to have certain eGFR values and a meaningful decline in annualized eGFR slope. At the end of 2018, the BALANCE study was approximately 70% enrolled.

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

The BRIDGE Study

The BRIDGE study, a supportive phase III clinical trial of PRX-102, is an open-label, single-arm, switchover study to assess the efficacy and safety of PRX-102 in Fabry patients currently treated with Replagal. The objective of the study is to generate safety and efficacy data of patients switched from Replagal to PRX-102 over a 12-month period. The endpoints of the study are safety, mean annualized change (slope) in eGFR, pain, plasma lyso GB3, immunogenicity and Quality of Life. Enrollment of the 22 patients required for the study was completed in December 2018.

Preliminary data from the first 16 patients enrolled in the BRIDGE study were announced in October 2018. The data demonstrates an improvement in kidney function, in both male and female Fabry patients, when switched from agalsidase alfa to pegunigalsidase alfa. Based on available historical serum creatinine and study 3-month screening period values for approximately two years while treated with agalsidase alfa before switching to pegunigalsidase alfa treatment, the annualized estimated glomerular filtration rate (eGFR) slope for patients on Replagal was (negative) – -6.8ml/min/1.73m2. The mean eGFR slope for the same patients following six months of treatment with PRX-102 was changed to be (positive) – +3.7ml/min/1.73m2. These results are statistically significant with a p-value of 0.015. Baseline characteristics of these patients were: mean estimated glomerular filtration rate (eGFR) 75.40 and 86.03 mL/min/1.73m2 for males and females, with annualized eGFR slope of -8.0 and -5.1 mL/min/1.73m2/year, respectively. This improvement in kidney function (e.g., eGFR) over time may potentially result in the delay or prevention of kidney failure in these populations.

In addition, in vitro analysis of PRX-102 in both human plasma and in lysosomal-like conditions shows significantly longer stability of enzyme activity compared to both commercially-available ERTs. In lysosomal-like conditions, approximately 84% of PRX-102’s activity was shown to have been preserved after 10 days compared to approximately 1% remaining enzyme activity in each of the commercially available ERTs. These results were statistically significant with a p-value of 0.01.

The enzyme has been well tolerated in the study, with all adverse events being transient in nature without sequelae. Most of the patients who are eligible for home care therapy per country regulation are being treated under a home care arrangement in which certain of the scheduled infusions are performed at the patients’ home. At the conclusion of the BRIDGE study, participating patients are offered the opportunity to enroll in a long-term extension study and continue treatment with PRX-102.

The BRIGHT Study

In addition to the BALANCE and BRIDGE studies, we are performing a third clinical trial to evaluate the safety and efficacy of administering 2 mg/kg of PRX-102 once monthly in Fabry patients. We refer to this study as the BRIGHT study. PRX-102 with a 2 mg/kg dose was found to be safe and well tolerated with no formation of antibodies in our phase I/II clinical trial of PRX-102 for the treatment of Fabry disease. Additionally, in our phase I/II clinical trial, 2 mg/kg of PRX-102 demonstrated approximately a 40 times higher circulatory half-life compared with other enzyme replacement therapies, and, as demonstrated in a Fabry mice model, with materially higher active enzyme reaching target organs affected by Fabry disease. Pharmacokinetic (PK) analysis and modeling from the phase I/II clinical trial indicate that PRX-102 levels at the second week after infusion remain 10 times higher than published Fabrazyme levels at the day of infusion. Moreover, the amount of PRX-102 in the circulation at weeks three and four, are higher than those of Fabrazyme during the two-week treatments. These results provide strong rationale for the clinical evaluation of a once-monthly dosing.

We plan to enroll up to 30 Fabry patients currently treated with an approved enzyme replacement therapy in the BRIGHT study. A safety and efficacy evaluation will occur at 12 months with additional long term follow-up. At the end of 2018, the BALANCE study was approximately 90% enrolled.

In February 2019, we announced preliminary pharmacokinetic (PK) data from the BRIGHT study. The results of the BRIGHT study demonstrate that PRX-102 was present and remained active in the plasma over the 4-week infusion intervals. The mean concentration of PRX-102 at day 28 was 138 ng/mL. In comparison, published data on Fabrazyme (1mg/kg every 2 weeks) shows a mean concentration of 20 ng/mL at 10 hours post infusion. In addition, the area under the curve (AUC) for PRX-102 was measured to be approximately 2,000,000 ng·hr/mL over 28 days. Based on published data, the AUC of Fabrazyme is approximately 10,000 ng·hr/mL. Pre-existing anti-drug antibodies (ADA) generated in patients prior to switching to PRX-102 had substantially little effect on the circulation of PRX-102 for the 4-week period evaluated, and PRX-102 concentration in circulation was higher than agalsidase beta, even in the presence of ADAs. A preliminary safety analysis of 19 patients enrolled in the BRIGHT study was also conducted, and indicated that PRX-102 is safe and well tolerated.

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

Efficacy

•                Lyso Gb3 levels decreased approximately 90% from baseline (see Figure 1);

•                Renal function remained stable with mean eGRF levels of 108.02 and 107.20 at baseline and 24 months, respectively with a modest annual eGFR slope of -2.1 (see Figure 2);

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

OPRX-106 Development Program

OPRX-102 for the treatment of ulcerative colitis was the subject of a phase IIa clinical trial, a randomized, open label, 2-arm study of OPRX-106 in patients with active mild to moderate ulcerative colitis. The trial evaluated key efficacy endpoints including clinical response and remission utilizing the Mayo score, as well as safety and pharmacokinetics.

Positive results from the trial were announced in March and June 2018. A total of 24 patients were enrolled in the study; 18 patients completed the study with six patients who did not complete the study. The dropout rate is consistent with other trials in similar patient populations, and none of the patients dropped out due to a side effect or serious adverse event. Patients were randomized to receive 2 mg or 8 mg of OPRX-106, administered orally, once daily, for 8 weeks. The average baseline Mayo score was 7.1 (from a scale of 0-12) and the average baseline mucosal endoscopy sub score was 2.1 (from a scale of 0-3). For the 18 patients who completed the study, 89% had a baseline Mayo score between 6 and 9, which meets the criteria of moderate disease activity, and 84% had a baseline mucosal endoscopy sub score of 2 and above indicating moderate to severe disease based on mucosal appearance.

The key efficacy endpoints of the study were met at week 8:

•	67% of patients experienced a clinical response in each of the 2mg dose and 8mg dose cohorts; and
•	44% of patients experienced a clinical remission in the 8mg dose and 11% in the 2mg dose for an overall average of 28%.

Clinical response at week 8 is defined as a decrease in the Mayo score of at least 3 points and either a decrease in the sub-score for rectal bleeding of at least 1 point from baseline, or rectal bleeding sub-score of 0 or 1. Clinical remission at week 8 is defined as clinically symptom free, a Mayo score ≤ 2, with no individual sub-score exceeding 1 point after treatment.

In addition to clinical response and remission, efficacy was also observed in mucosal healing, an important prognostic parameter in ulcerative colitis and other inflammatory bowel diseases, measured by endoscopy:

•	61% of patients experienced mucosal improvement; and
•	33% of patients experienced mucosal healing.

Mucosal improvement is defined as a decrease in endoscopy sub-score at week 8. Mucosal healing is defined as a reduction in, and achievement of, endoscopy sub-score ≤1 at week 8.

Other key efficacy endpoints were also achieved, as follows:

•	72% of patients showed an improvement in rectal bleeding scores;

•	72% of patients demonstrated an improvement in fecal calprotectin; and

•	61% of patients showed improved Geboes score (a histopathological scoring for the assessment of disease activity in ulcerative colitis).

The positive trend in efficacy is consistent in substantially all patients. This trend is demonstrated by 89% of the patients having showed an improvement in Mayo score in both doses, with an average decrease in Mayo score of 46% at week 8 in the 8mg dose and 40% in the 2mg dose. In addition, all of the patients also showed an improvement in at least one of the other efficacy parameters.

No anti-drug antibodies were detected. In addition, no systemic absorption was observed. OPRX-106 was safe and well tolerated with only mild to moderate adverse events, which were transient in nature. Headaches were the most common adverse event reported.

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

alidornase alfa (PRX-110) for the Treatment of Cystic Fibrosis alidornase alfa is our proprietary plant cell recombinant form of human deoxyribonuclease I (DNase I) that we are developing for the treatment of CF, to be administered by inhalation. DNase I cleaves extracellular DNA and thins the thick mucus that accumulates in the lungs of CF patients. Currently, Pulmozyme® is the only DNase I commercially available, with annual sales of approximately CHF 739 million (approximately $751 million) in sales for 2018 according to public reports by F. Hoffman-La Roche Ltd.

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

alidornase alfa Development Program

We completed a phase I clinical trial of alidornase alfa with 18 healthy volunteers in which alidornase alfa was found to be safe and tolerable. We have also completed a phase IIa clinical trial of alidornase alfa for the treatment of CF. Sixteen patients were enrolled in the study, all of whom completed the study. The phase II trial was a 28-day switchover study to evaluate the safety and efficacy of alidornase alfa in CF patients previously treated with Pulmozyme (currently the only commercially available DNase therapy). Participation in the trial was preceded by a two-week washout period from Pulmozyme before treatment with alidornase alfa via inhalation.

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

Commercialization Agreements with Chiesi Farmaceutici

On October 19, 2017, Protalix Ltd. and Chiesi entered into the Chiesi Ex-US Agreement pursuant to which we granted to Chiesi an exclusive license for all markets outside of the United States to develop and commercialize pegunigalsidase alfa. Subsequently, on July 23, 2018, Protalix Ltd. and Chiesi entered into the Chiesi U.S. Agreement pursuant to which we granted to Chiesi an exclusive license for the United States to develop and commercialize pegunigalsidase alfa. Under the Chiesi Ex-US Agreement, Chiesi made an upfront payment to Protalix Ltd. of $25.0 million in consideration for and as reimbursement of the costs sustained by Protalix Ltd. up to the effective date of the agreement, and Protalix Ltd. is entitled to additional payments of up to $25.0 million in development costs, capped at $10.0 million per year. Protalix Ltd. is also eligible to receive an additional up to $320.0 million, in the aggregate, in regulatory and commercial milestone payments. Chiesi is required to make tiered payments of 15% to 35% of its net sales under the Chiesi Ex-US Agreement, depending on the amount of annual sales, as consideration for the supply of pegunigalsidase alfa.

Under the Chiesi U.S. Agreement, Chiesi made an upfront payment to Protalix Ltd. of $25.0 million in consideration for and as reimbursement of the costs sustained by Protalix Ltd. up to the effective date of the agreement, and Protalix Ltd. is entitled to additional payments of up to a maximum of $20.0 million to cover development costs for PRX-102, subject to a maximum of $7.5 million per year. Protalix Ltd. is also eligible to receive an additional up to a maximum of $760.0 million, in the aggregate, in regulatory and commercial milestone payments. Chiesi will also make tiered payments of 15% to 40% of its net sales to Protalix Ltd., depending on the amount of annual sales, subject to certain terms and conditions, as consideration for product supply.

Protalix Ltd. and Chiesi have agreed to a specific allocation of the responsibilities under the two agreements for the continued development efforts for pegunigalsidase alfa. Protalix Ltd. agreed to manufacture all of the PRX-102 needed for all purposes under the agreements, subject to certain exceptions, and Chiesi will purchase pegunigalsidase alfa from Protalix Ltd, subject to certain terms and conditions.

We are required to pay a royalty equal to 3% of the PRX-102-related revenues under the Chiesi Agreement to Israel’s National Authority for Technological Innovation, or NATI.

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

Intellectual Property

We maintain a proactive intellectual property strategy which includes patent filings in multiple jurisdictions, including the United States and other commercially significant markets. As of December 31, 2018, we held, or had license rights to, 79 patents and 41 pending patent applications with respect to various compositions, methods of production and methods of use relating to our ProCellEx protein expression system and our proprietary product pipeline. Of the above, three are joint patents, five are joint patent applications and one is a licensed patent application.

Our competitive position and future success depend in part on our ability, and that of our licensees, to obtain and leverage the intellectual property covering our product candidates, know-how, methods, processes and other technologies, to protect our trade secrets, to prevent others from using our intellectual property and to operate without infringing the intellectual property of third parties. We seek to protect our competitive position by filing United States, Europe, Israeli and other foreign patent applications covering our technology, including both new technology and improvements to existing technology. Our patent strategy includes obtaining patents, where possible, on methods of production, compositions of matter and methods of use. We also rely on know-how, continuing technological innovation, licensing and partnership opportunities to develop and maintain our competitive position.

We issued a series of 7.5% convertible notes in December 2016 and July 2017, which we refer to as the 2021 Notes, which are guaranteed by our subsidiaries and secured by perfected liens on all of our material assets, primarily consisting of our intellectual property assets, including a stock pledge of our foreign subsidiaries in favor of the holders of outstanding 2021 Notes.

As of December 31, 2018, our patent portfolio consisted of several patent families (consisting of patents and/or patent applications) covering our technology, protein expression methodologies and system and product candidates, as follows:

•	With respect to our ProCellEx protein expression system, we held 11 issued patents and five patent applications relating to the large scale production of proteins in cultured plant cells. The issued patents and any patents to issue in the future based on pending patent applications in this patent family, if at all, are expected to expire in 2028. One patent relating to a separate family, covering methods for culturing and harvesting plant cells and/or tissues in consecutive cycles is expected to expire in 2025.

•	We held a patent family containing 24 issued patents and one patent application in India, South Africa, Russian Federation, Australia, China, the United States, Ukraine, Singapore, Japan, Europe, Hong Kong, Mexico, Korea, Canada, Brazil and Israel relating to the production of recombinant glycosylated lysosomal proteins in our plant culture platform, including taliglucerase alfa, and uses of these proteins and cells containing these proteins for the treatment of lysosomal disorders. The issued patents and any patents to issue in the future based on pending patent applications in this patent family, if at all, are expected to expire in 2024.

•	We held a patent family containing two granted patents relating to a system and method for production of antibodies in a plant cell culture, and antibodies produced in such a system. The issued patents in this patent family are expected to expire in 2025.

•	We held a patent family containing four issued patents in Europe, South Africa, Australia and Israel, and one pending patent application relating to a new method for delivering active recombinant proteins systemically through oral administration of transgenic plant cells. The issued patents and any patents to issue in the future based on patent applications in this patent family, if at all, are expected to expire in 2026.

•	We held a patent family containing two granted patents in the United States and Europe relating to saccharide containing protein conjugates. The issued patents and any patents to issue in the future based on the patent applications in this patent family, if at all, are expected to expire in 2028.

•	We held a patent family containing seven granted patents in Japan, United States, Europe, Israel, Korea, Hong Kong and China, and three pending patent applications relating to Nucleic Acid construct for expression of alpha-galactosidase enzyme in plants and plant cells. The patents to issue in the future based on the patent applications in this patent family, if at all, are expected to expire in 2031.

•	We held a patent family containing 18 granted patents in Europe, United States, Australia, Japan, Russian Federation, China, Hong Kong, Singapore, New Zealand, Korea and South Africa, and six pending patent applications relating to multimeric protein structures of α-galactosidase and to uses thereof in treating Fabry disease. The issued patents and any patents to issue in the future based on the patent applications in this patent family, if at all, are expected to expire in 2031.

•	We held three patent families containing three granted patents in the United States and Europe, and five pending applications relating to plant recombinant human DNase I and uses in therapy. The patents to issue in the future based on these patent applications, if at all, are expected to expire in 2033.

•	We held a patent family containing 10 patent applications relating to chemically modified plant recombinant human DNase I and uses in therapy. The patents to issue in the future based on this patent application, if at all, are expected to expire in 2036.

•	We held three families containing three granted patents in Japan, Australia and United States, and seven patent applications relating to plant recombinant TNF alpha inhibitor polypeptides. The patents to issue in the future based on these patent applications, if at all, are expected to expire in 2034/2035.

•	Our patent portfolio includes a patent that we co-own that covers human glycoprotein hormone and chain splice variants, including isolated nucleic acids encoding these variants. More specifically, this patent covers a new splice variant of human FSH. This patent was issued in the United States and is expected to expire in 2024.

•	We co-own and have an exclusive license to a patent family, containing three granted patents in Europe, United States and Australia, and five pending applications that cover use of plant cells expressing a TNF alpha polypeptide inhibitor in therapy. The patents to issue in the future based on these patent applications, if at all, are expected to expire in 2034.

•	We have licensed the rights to a United States patent application covering oral composition comprising a TNF antagonist. The patents to issue in the future based on this application, if at all, are expected to expire in 2034.

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

Our manufacturing facilities in Carmiel, Israel, have undergone successful audits by the FDA, the Irish Medicinal Board, ANVISA, the Israeli MOH, the TGA, Health Canada and the Turkish Ministry of Health.

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

There are two approved ERTs for the treatment of Fabry disease; Fabrazyme which is marketed by Genzyme and Replagal, which is marketed by Shire. Fabrazyme is available in the United States and the European Union. Replagal is available in the European Union and certain other territories outside the United States. In addition, we are aware of other late clinical stage, early clinical stage and experimental drugs which are being developed for the treatment of Fabry disease by other companies. In addition, in May 2016, Galafold™ (migalastat), an oral small molecule pharmacological chaperone marketed by Amicus was approved in the European Union and other countries as a first line therapy for long-term treatment of adults and adolescents aged 16 years and older with a confirmed diagnosis of Fabry disease and who have an amenable mutation. In August 2018, the FDA granted accelerated approval of Galafold.

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

The FDA has a fast track program that is designed to facilitate the development and expedite the review of drugs to treat serious conditions and fill an unmet medical need, the purpose being to make important new drugs available to patients earlier. A drug candidate that receives Fast Track designation from the FDA is eligible for some or all of the following: more frequent meetings with the FDA to discuss the drug’s development plan and ensure collection of appropriate data needed to support drug approval; more frequent written communication from the FDA about such things as the design of the proposed clinical trials; eligibility for the FDA’s Accelerated Approval and Priority Review, if relevant criteria are met; and eligibility for Rolling Review, which allows a drug company to submit completed sections of its BLA or NDA for review by the FDA, rather than waiting until every section of the BLA or NDA is completed before the entire application can be reviewed. BLA or NDA review usually does not begin until the drug company has submitted the entire application to the FDA. We used the Rolling Review option for our taliglucerase alfa NDA, which we completed in April 2010.

In 2012, the U.S. Congress passed the Food and Drug Administration Safety Innovations Act (FDASIA). Section 901 of the FDASIA amends the Federal Food, Drug, and Cosmetic Act (FDCA) to allow the FDA to base Accelerated Approval for drugs for serious conditions that fill an unmet medical need on whether the drug has an effect on a surrogate or an intermediate clinical endpoint. A surrogate endpoint used for Accelerated Approval is a marker, that is, a laboratory measurement, radiographic image, physical sign or other measure, that is thought to predict clinical benefit, but is not itself a measure of clinical benefit. An intermediate clinical endpoint is a measure of a therapeutic effect that is considered reasonably likely to predict the clinical benefit of a drug, such as an effect on irreversible morbidity and mortality. The FDA bases its decision on whether to accept the proposed surrogate or intermediate clinical endpoint on the scientific support for that endpoint. Studies that demonstrate a drug’s effect on a surrogate or intermediate clinical endpoint must be “adequate and well controlled” as required by the FDCA.

The Accelerated Approval pathway is most often used in settings in which the course of a disease is long and an extended period of time is required to measure the intended clinical benefit of a drug, even if the effect on the surrogate or intermediate clinical endpoint occurs rapidly. Under subpart H of the Accelerated Approval pathway, the FDA may grant marketing approval for a new drug product on the basis of adequate and well-controlled clinical trials establishing that the drug product has an effect on a surrogate endpoint that is reasonably likely, based on epidemiologic, therapeutic, pathophysiologic, or other evidence, to predict clinical benefit or on the basis of an effect on a clinical endpoint other than survival or irreversible morbidity. The Accelerated Approval pathway is usually contingent on a sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory studies to verify and describe the drug’s clinical benefit. As a result, a drug candidate approved on this basis is subject to rigorous post-marketing compliance requirements, including the completion of Phase 4 or post-approval clinical trials to confirm the effect on the clinical endpoint. Failure to conduct required post-approval studies, or confirm a clinical benefit during post-marketing studies, would allow the FDA to withdraw the drug from the market on an expedited basis. All promotional materials for drug candidates approved under accelerated regulations are subject to prior review by the FDA.

The United States federal government regulates healthcare through various agencies, including but not limited to the following: (i) the FDA, which administers the FDCA, as well as other relevant laws; (ii) the Center for Medicare & Medicaid Services (CMS), which administers the Medicare and Medicaid programs; (iii) the Office of Inspector General (OIG) which enforces various laws aimed at curtailing fraudulent or abusive practices, including by way of example, the Anti-Kickback Law, the Anti-Physician Referral Law, commonly referred to as Stark, the Anti-Inducement Law, the Civil Money Penalty Law and the laws that authorize the OIG to exclude healthcare providers and others from participating in federal healthcare programs; and (iv) the Office of Civil Rights, which administers the privacy aspects of the Health Insurance Portability and Accountability Act of 1996, or HIPAA. All of the aforementioned are agencies within the Department of Health and Human Services (HHS). Healthcare is also provided or regulated, as the case may be, by the Department of Defense through its TriCare program, the Department of Veterans Affairs, especially through the Veterans Health Care Act of 1992, the Public Health Service within HHS under Public Health Service Act § 340B (42 U.S.C. § 256b), the Department of Justice through the Federal False Claims Act and various criminal statutes, and state governments under the Medicaid and other state sponsored or funded programs and their internal laws regulating all healthcare activities. Many states also have anti-kickback and anti-physician referral laws that are similar to the federal laws, but may be applicable in situations where federal laws do not apply.

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

Israeli Government Programs

The following is a summary of the current principal Israeli tax laws applicable to us and Protalix Ltd., and of the Israeli Government programs from which Protalix Ltd. benefits. Some parts of this discussion are based on new tax legislation that has not been subject to judicial or administrative interpretation. Therefore, the views expressed in the discussion may not be accepted by the tax authorities in question. This summary is based on laws and regulations in effect as of the date hereof, should not be construed as legal or professional tax advice and does not cover all possible tax considerations.

General Corporate Tax Structure in Israel

The income of Protalix Ltd., other than income from “Approved Enterprises,” is taxed in Israel at the regular rate (currently 23%).

In January 2016, the Law for the Amendment of the Income Tax Ordinance (No. 216) was published, enacting a reduction of corporate tax rate beginning in 2016 and thereafter, from 26.5% to 25%.

In December 2016, the Economic Efficiency Law (Legislative Amendments for Implementing the Economic Policy for the 2017 and 2018 Budget Year), 2016 was published, introducing a gradual reduction in corporate tax rate from 25% to 23%. However, the law also included a temporary provision setting the corporate tax rate in 2017 at 24%. According to the above, the corporate tax rate in 2018 and thereafter is 23%.

Real capital gains on the sale of assets are subject to capital gains tax according to the corporate tax rate in effect in the year which the assets are sold.

Law for the Encouragement of Capital Investments, 1959

The Law for the Encouragement of Capital Investments, 1959, as amended, or the Investment Law, provides certain incentives for capital investments in a production facility (or other eligible assets). Generally, an investment program that is implemented in accordance with the provisions of the Investment Law, referred to as an “Approved Enterprise,” is entitled to benefits. These benefits may include cash grants from the Israeli government and tax benefits, based upon, among other things, the location within Israel of the facility in which the investment is made and specific elections made by the grantee. In order to qualify for these incentives, an Approved Enterprise is required to comply with the requirements of the Investment Law, and Letter of approval received by Protalix Ltd.

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

Under the Investment Law prior to its amendment, a company that wished to receive benefits had to receive an approval from the Authority for the Investment and Development of the Industry and Economy, or the Investment Center. Each certificate of approval for an Approved Enterprise relates to a specific investment program in the Approved Enterprise, delineated both by the financial scope of the investment and by the physical characteristics of the facility or the asset, e.g., the equipment to be purchased and utilized pursuant to the program.

An Approved Enterprise may elect to forego any entitlement to the grants otherwise available under the Investment Law and, instead, participate in an alternative benefits program under which the undistributed income (after deductions and offsets) from the Approved Enterprise is exempt from corporate tax for a defined period of time. Under the alternative package of benefits, a company’s undistributed income derived from an Approved Enterprise will be exempt from corporate tax for a period of between two and 10 years from the first year of taxable income, depending upon the geographic location within Israel of the Approved Enterprise. Upon expiration of the exemption period, the Approved Enterprise is eligible for the reduced tax rates under the Investment Law for any remainder of the otherwise applicable benefits period (up to an aggregate benefits period of either seven or 10 years, depending on the location of the company or its definition as a foreign investors’ company). If a company has more than one Approved Enterprise program or if only a portion of its capital investments are approved, its effective tax rate is the result of a weighted combination of the applicable rates. The tax benefits from any certificate of approval relate only to taxable profits attributable to the specific Approved Enterprise and are contingent upon meeting the criteria set out in the certificate of approval. Income derived from activity that is not integral to the activity of the Approved Enterprises (including capital gain) does not enjoy these tax benefits.

A company that has an Approved Enterprise program is eligible for further tax benefits, as an alternative to exemption, if it qualifies as a foreign investors’ company. A foreign investors’ company eligible for benefits is essentially a company in which more than 25% of the share capital (in terms of shares, rights to profit, voting and appointment of directors) is owned (measured by both share capital and combined share and loan capital) by non-Israeli residents. A company that qualifies as a foreign investors’ company and has an Approved Enterprise program is eligible for tax benefits for a 10-year benefit period and may enjoy a reduced corporate tax rate of 10% to 23%, depending on the amount of the company’s shares held by non-Israeli shareholders.

If a company that has an Approved Enterprise program is a wholly owned subsidiary of another company, the percentage of foreign investments is determined based on the percentage of foreign investment in the parent company. The tax rates and related levels of foreign investments with respect to a foreign investor’s company that has an Approved Enterprise program are set forth in the following table:

Percent of Foreign Ownership	Rate of Reduced Tax
Over 25% but less than 49%	23%
49% or more but less than 74%	20%
74% or more but less than 90%	15%
90% or more	10%

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

A company that has elected to participate in the alternative benefits program and that subsequently pays a dividend out of the income derived from the portion of its facilities that have been granted Approved Enterprise status during the tax exemption period will be subject to corporate tax in respect of the amount of dividend distributed at the rate that would have been applicable had the company not elected the alternative benefits program (generally 10% to 23%, depending on the extent to which non-Israeli shareholders hold such company’s shares). If the dividend is distributed within 12 years after the commencement of the benefits period (or, in the case of a foreign investor’s company, without time limitation), the dividend recipient is taxed at the reduced withholding tax rate of 15% applicable to dividends from approved enterprises, or at the lower rate under an applicable tax treaty. After this period, the withholding tax rate is 25%, or at the lower rate under an applicable tax treaty. In the case of a company with a foreign investment level (as defined by the Investment Law) of 25% or more, the 12-year limitation on reduced withholding tax on dividends does not apply. The company must withhold this tax at its source, regardless of whether the dividend is converted into foreign currency.

The Investment Law also provides that an Approved Enterprise is entitled to accelerated depreciation on its property and equipment that are included in an approved investment program. This benefit is an incentive granted by the Israeli government regardless of whether the alternative benefits program is elected.

The benefits available to an Approved Enterprise are conditioned upon terms stipulated in the Investment Law and its regulations and the criteria set forth in the applicable certificate of approval. If Protalix Ltd. does not fulfill these conditions in whole or in part, the benefits can be canceled and Protalix Ltd. may be required to refund the received benefits, linked to the Israeli consumer price index with the addition of interest or alternatively with an additional penalty payment. We believe that Protalix Ltd. currently operates in compliance with all applicable conditions and criteria, but there can be no assurance that Protalix Ltd. will continue to do so. Furthermore, there can be no assurance that any Approved Enterprise status granted to Protalix Ltd.’s facilities will entitle Protalix Ltd. to the same benefits to which it is currently entitled.

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

The amended Investment Law specifies certain conditions for an Approved Enterprise to be entitled to benefits. These conditions include; inter alia, the following:

•	the Approved Enterprise’s revenues from any single country or a separate customs territory may not exceed 75% of the Approved Enterprise’s total revenues; or

•	at least 25% of the Approved Enterprise’s revenues during the benefits period must be derived from sales into a single country or a separate customs territory with a population of at least 14 million (starting from January 1, 2012, 1.4% must be added for each year).

There can be no assurance that Protalix Ltd. will comply with the above conditions in the future or that Protalix Ltd. will be entitled to any additional benefits under the Investment Law. In addition, it is possible that Protalix Ltd. may not be able to operate in a manner that maximizes utilization of the potential benefits available under the Investment Law.

In the future there may be changes in the law, subject to the preservation of benefits, which may affect the benefits available to companies under the Investment Law. The termination or substantial reduction of any of the benefits available under the Investment Law could materially impact the cost of our future investments.

Encouragement of Industrial Research, Development and Technology Innovation Law, 1984

To date, Protalix Ltd. has received grants from the OCS under the Israeli Law for the Encouragement of Industrial Research, Development and Technology Innovation, 1984, and related regulations, or the Research Law. On January 1, 2016, the Israeli government established NATI which replaced many of the functions of the Office of the Chief Scientist of the Israeli Department of Labor, or the OCS. For purposes of clarity, references to NATI will include the OCS. NATI grants are made available to finance of a portion of Protalix Ltd.’s research and development expenditures in Israel. As of December 31, 2018, NATI approved grants in respect of Protalix Ltd.’s continuing operations totaling approximately $53.0 million, measured from inception. Protalix Ltd. is required to repay up to 100% of grants actually received (plus interest at the LIBOR rate applied to the grants received on or after January 1, 1999) to NATI through payments of royalties at a rate of 3% to 6% of the revenues generated from NATI-funded project, depending on the period in which revenues were generated. As of December 31, 2018, Protalix Ltd. either paid or accrued royalties payable of $11.1 million and Protalix Ltd.’s contingent liability to NATI with respect to grants received was approximately $41.9 million.

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

Tax Benefits for Research and Development

Under specified conditions, Israeli tax laws allow a tax deduction by a company for research and development expenditures, including capital expenditures, for the year in which such expenditures are incurred. These expenditures must relate to scientific research and development projects and must be approved by NATI. Furthermore, the research and development projects must be for the promotion of the company and carried out by or on behalf of the company seeking such tax deduction. However, the amount of such deductible expenditures is reduced by the sum of any funds received through government grants for the finance of such scientific research and development projects. Research and development expenses which were not approved shall be deductible over a period of three years.

Employees

As of December 31, 2018, we had 184 employees, of whom 17 have a Ph.D. or an M.D.in their respective scientific fields. We believe that our relations with these employees are good. We believe that our success will greatly depend on our ability to identify, attract and retain capable employees. The Israeli Ministry of Labor and Welfare is authorized to make certain industry-wide collective bargaining agreements, or Expansion Orders, that apply to types of industries or employees including ours. These agreements affect matters such as cost of living adjustments to salaries, length of working hours and week, recuperation, travel expenses, and pension rights. Otherwise, our employees are not represented by a labor union or represented under a collective bargaining agreement. See “Risk Factors—We depend upon key employees and consultants in a competitive market for skilled personnel. If we are unable to attract and retain key personnel, it could adversely affect our ability to develop and market our products.”

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

We depend upon independent investigators and collaborators, such as universities and medical institutions, to conduct our preclinical and clinical trials. These collaborators are not our employees, and we cannot control the amount or timing of resources that they devote to our clinical development programs. The investigators may not assign as great a priority to our clinical development programs or pursue them as diligently as we would if we were undertaking such programs directly. If outside collaborators fail to devote sufficient time and resources to our clinical development programs, or if their performance is substandard, the approval of anticipated NDAs, BLAs and other marketing applications, and our introduction of new drugs, if any, may be delayed which could impair our clinical development programs and would have a material adverse effect on our business, results of operations and financial condition. The collaborators may also have relationships with other commercial entities, some of whom may compete with us. If our collaborators also assist our competitors, our competitive position could be harmed.

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

We have only limited experience in filing and prosecuting the applications necessary to gain regulatory approvals for medical devices and drug candidates. Moreover, some of the drug candidates that are likely to result from our development programs may be based on new technologies that have not been extensively tested in humans. The regulatory requirements governing these types of drug candidates may be less well defined or more rigorous than for conventional products. As a result, we may experience a longer regulatory process in connection with obtaining regulatory approvals of any products that we develop, which may have a material adverse effect on our business, results of operations and financial condition.

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

The clinical testing, marketing and use of our products and product candidates exposes us to product liability claims if the use or misuse of those products or product candidates cause injury or disease, or results in adverse effects. Use of our products or product candidates, whether in clinical trials or post approval, could result in product liability claims. We presently carry clinical trial liability insurance with coverages of up to $10.0 million per occurrence and $10.0 million in the aggregate, an amount we consider reasonable and customary. However, this insurance coverage includes various deductibles, limitations and exclusions from coverage, and in any event might not fully cover any potential claims. We may need to obtain additional clinical trial liability coverage prior to initiating additional clinical trials. We expect to obtain product liability insurance coverage before commercialization of our product candidates; however, such insurance is expensive and insurance companies may not issue this type of insurance when we need it. We may not be able to obtain adequate insurance in the future at an acceptable cost. Any product liability claim, even one that was not in excess of our insurance coverage or one that is meritless and/or unsuccessful, may adversely affect our cash available for other purposes, such as research and development, which may have a material adverse effect on our business, results of operations and financial condition. Product liability claims, even if without merit, may result in reduced demand for our products, if approved, which would have a material adverse effect on our business, results of operations and financial condition. In addition, the existence of a product liability claim could adversely affect the market price of our common stock.

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

Our NOLs, as of December 31, 2018, are equal to approximately $211 million, of which approximately $26 million may be restricted under Section 382 of the Internal Revenue Code (“IRC”). IRC Section 382 applies whenever a corporation with NOLs experiences an ownership change. As a result of IRC Section 382, the taxable income for any post-change year that may be offset by a pre-change NOL may not exceed the general IRC Section 382 limitation, which is the fair market value of the pre-change entity multiplied by the IRC long-term tax exempt rate. Significant judgment is required in determining any valuation allowance recorded against deferred tax assets. In assessing the need for a valuation allowance, we considered all available evidence, including past operating results, the most recent projections for taxable income and prudent and feasible tax planning strategies. We reassess our valuation allowance periodically and if future evidence allows for a partial or full release of the valuation allowance, a tax benefit will be recorded accordingly. Any ownership change (including as a result of conversion of our outstanding convertible notes into shares of our common stock), or any other limitation on our utilization of NOLs, could have a material adverse effect on our business, results of operations and financial condition.

Our corporate structure may create U.S. federal income tax inefficiencies

Protalix Ltd. is our wholly-owned subsidiary and thus a controlled foreign corporation of our company for U.S. federal income tax purposes. This organizational structure may create inefficiencies, as certain types of income and investments of Protalix Ltd. that otherwise would not be currently taxable under general U.S. federal income tax principles may become taxable. These inefficiencies may require us to use more of our NOLs than we otherwise might and may result in a tax liability without a corresponding distribution from our subsidiary which could have a material adverse effect on our business, results of operations and financial condition.

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

We are required to comply with a number of covenants under the indenture governing our outstanding 2021 Notes that could hinder our growth.

The indenture governing our 2021 Notes contains a number of restrictive affirmative and negative covenants, which limit our ability to incur additional debt; exceed certain limits; pay dividends or distributions; or merge, consolidate or dispose of substantially all of our assets, including all of our intellectual property assets and other material assets securing such convertible notes. A breach of these covenants could result in default, and if such default is not cured or waived, the holders of the indebtedness could, among other things, elect to declare all amounts owed immediately due and payable, which could cause all or a large portion of our available cash flow to be used to pay such amounts and thereby reduce the amount of cash available to pursue our business plans or force us into bankruptcy or liquidation, or, result in the foreclosure on the assets that secure the debt, including all of our intellectual property assets, which would force us to relinquish rights to such assets that we may believe are critical to our business. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. Any default on our debt will have a material adverse effect on our business, results of operations and financial condition.

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

The stock market in general, and the market for life sciences companies in particular, have experienced extreme price and volume fluctuations that may have been unrelated or disproportionate to the operating performance of the listed companies. There have been dramatic fluctuations in the market prices of securities of biotechnology companies. These price fluctuations may be rapid and severe and may leave investors little time to react. Broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance. The trading price of our common stock has been volatile and has been subject to wide price fluctuations in response to various factors, many of which are beyond our control. The volatility of our stock price has from time to time in recent periods affected our market capitalization. Stock price fluctuations that adversely affect our market capitalization may result in our failure to meet the continued market capitalization-based listing requirement for The NYSE American, which would require us to take steps to gain compliance with alternate listing standards or take remedial steps to bring us into compliance. A failure to maintain or regain compliance with applicable listing standards could adversely affect the liquidity of our common stock and could result in an event of default under the indenture governing our 2021 notes which would have a material adverse effect on our business, results of operations and financial condition.

We currently have no significant product revenues and may need to raise additional capital to operate our business, which may not be available on favorable terms, or at all, and which will have a dilutive effect on our stockholders.

To date, we have not generated significant revenues from product sales and only minimal revenues from research and development services and other fees, other than the milestone and other payments we have received in connection with our agreements with Pfizer and Chiesi. For the years ended December 31, 2018, 2017 and 2016, we had net losses from continuing operations of $26.5 million, $83.4 million and $29.2 million, respectively, primarily as a result of expenses incurred through a combination of research and development activities and expenses supporting those activities, which includes share-based compensation expense. Drug development and commercialization is very capital intensive. We fund all of our operations and capital expenditures from the revenues we generate from licensing fees and grants, the net proceeds of equity and debt offerings and other sources. Based on our current plans, expectations and capital resources, we believe that our cash and cash equivalents will be sufficient to enable us to meet our planned operating needs for at least 12 months. However, changes may occur that could consume our existing capital at a faster rate than projected, including, among others, the cost and timing of regulatory approvals, changes in the progress of our research and development efforts and the costs of protecting our intellectual property rights.

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

We may incur losses for the foreseeable future. We expect to continue to incur significant operating expenditures, and we anticipate that our expenses will increase in the foreseeable future as we:

•	continue to undertake preclinical development and clinical trials for our current and new drug candidates;
•	seek regulatory approvals for our drug candidates; and
•	seek to in-license additional technologies.

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

Risks Related to Investing in our Common Stock

The market price of our common stock may fluctuate significantly.

The market price of our common stock may fluctuate significantly in response to numerous factors, some of which are beyond our control, such as:

•	the progress and results of our ongoing studies regarding pegunigalsidase alfa and our other product candidates;
•	announcements regarding partnerships or collaborations by us or our competitors;
•	restatements of historical financial results and changes in financial forecasts;
•	purchases of alfataliglicerase in Brazil;
•	developments concerning intellectual property rights and regulatory approvals;

•	the announcement of new products or product enhancements by us or our competitors;
•	variations in our and our competitors’ results of operations;
•	changes in earnings estimates or recommendations by securities analysts;
•	developments in the biotechnology industry; and
•	general market conditions and other factors, including factors unrelated to our operating performance.

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

If our existing stockholders or their distributees sell substantial amounts of our common stock, including shares of our common stock issuable upon conversion of our outstanding convertible notes, the market price of our common stock could decrease significantly. The perception in the public market that our existing stockholders might sell shares of common stock could also depress the trading price of our common stock. Any such sales of our common stock in the public market may affect the price of our common stock.

A substantial majority of our outstanding shares of our common stock are freely tradable without restriction or further registration under the federal securities laws, unless owned by our affiliates. In addition, we may sell additional shares of our common stock in the future to raise capital and a substantial number of shares of our common stock are reserved for issuance upon the exercise of stock options and upon conversion of our outstanding convertible notes. We cannot predict the size of future issuances, if any. At December 31, 2018, there were outstanding options to purchase common stock issued covering approximately 10.2 million shares of our common stock with a weighted average exercise price of $1.57 per share. Also at December 31, 2018, there were approximately 7.3 million shares of common stock available for future for issuance in connection with future grants of incentives under our amended 2006 stock incentive plan and approximately 76.7 million shares of common stock reserved for issuance upon conversion of our outstanding convertible notes. The issuance and sale of substantial amounts of common stock, or the perception that such issuances and sales may occur, could adversely affect the market price of our common stock and impair our ability to raise capital through the sale of additional equity securities.

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

Our directors and executive officers, principal stockholders and affiliated entities beneficially own, in the aggregate, approximately 4.3% of our common stock, as of March 1, 2019, giving effect to stock options that are held by such persons that are exercisable within such 60 days from such date. As a result, if some or all of them acted together, they would have the ability to exert substantial influence over the election of our Board of Directors and the outcome of issues requiring approval by our stockholders. This concentration of ownership may have the effect of delaying or preventing a change in control of our company that may be favored by other stockholders. This could prevent the consummation of transactions favorable to other stockholders, such as a transaction in which stockholders might otherwise receive a premium for their shares over current market prices.

We have identified a material weakness in our internal control over financial reporting and subsequently restated certain of our financial statements as a result of factors related to that weakness. This may adversely affect the accuracy and reliability of our financial statements and impact our reputation, business and the price of our common stock, as well as lead to a loss of investor confidence in us.

We identified a material weakness in our internal control over financial reporting existed in that we did not maintain effective internal controls related to accounting for complex revenue contracts. Specifically, we did not properly assess the performance obligations we had with regard to certain of our out-licensing arrangements which became material to our company in 2018. Our management previously concluded that this material weakness exists in our internal control over financial reporting as of March 31, 2018 and in subsequent periods. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

On March 14, 2019, we concluded that we would restate our previously issued consolidated financial statements as of and for the fiscal quarters ended March 31, 2018, June 30, 2018 and September 30, 2018 to correct for errors in our revenue recognition procedures.

While we have developed and are in the process of implementing a plan to remediate this material weakness, the material weakness will not be considered remediated until management designs and implements effective controls that operate for a sufficient period of time and management concludes, through testing, that these controls are effective. We will monitor the effectiveness of our remediation plan and will refine its remediation plan, as needed, and we may identify additional material weaknesses in our internal control over financial reporting in the future. We can give no assurance that the measures we take will remediate the material weakness or that additional material weaknesses will not arise in the future. If we are unable to remediate this material weakness or we identify additional material weaknesses in our internal control over financial reporting in the future, our ability to analyze, record and report financial information accurately, to prepare our financial statements within the time periods specified by the rules and forms of the Commission and to otherwise comply with our reporting obligations under the federal securities laws, and in relation to covenants under the indenture governing our outstanding convertible note, will likely be adversely affected.

Failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and operating results. In addition, current and potential stockholders could lose confidence in our financial reporting, which could have a material adverse effect on the price of our common stock.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our results of operation could be harmed. As disclosed, we have identified a material weakness in our internal control over financial reporting relating to complex accounting for complex revenue contracts.

Section 404 of the Sarbanes-Oxley Act of 2002 requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent registered public accounting firm addressing these assessments. We continuously monitor our existing internal controls over financial reporting systems to confirm that they are compliant with Section 404, and we may identify other deficiencies that we may not be able to remediate in time to meet the deadlines imposed by the Sarbanes-Oxley Act. This process may divert internal resources and will take a significant amount of time and effort to complete.

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

In 2017, we received a purchase order from the Brazilian MoH for the purchase of approximately $24.3 million of alfataliglicerase for the treatment of Gaucher patients in Brazil. The purchase order consists of a number of shipments in increasing volumes. Shipments started in June 2017. Fiocruz’s purchases of alfataliglicerase to date have been significantly below certain agreed upon purchase milestones and as set forth in the purchase order. Accordingly, we have the right to terminate the Brazil Agreement. Notwithstanding, we are, at this time, continuing to supply alfataliglicerase to Fiocruz under the Brazil Agreement, and patients continue to be treated with alfataliglicerase in Brazil. We continue to discuss with Fiocruz potential actions that Fiocruz may take to comply with its purchase obligations and, based on such discussions, we will determine what we believe to be the course of action that is in the best interest of our company.

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

We currently have very limited sales, marketing or distribution capabilities and no experience in building a sales force and distribution capabilities. Under our arrangements with Pfizer and Chiesi, we have outlicensed the marketing rights to Elelyso and pegunigalsidase alfa except that we retained the marketing rights to alfataliglicerase in Brazil. We have not licensed the marketing or commercialization rights to any of our other product candidates to any party. The commercialization of a drug product requires that we commit significant financial and managerial resources to develop a marketing and sales force with technical expertise and with supporting distribution capabilities. Factors that may inhibit our efforts to commercialize our products directly and without strategic partners include:

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

We may need to establish a sales force to market alfataliglicerase or our other product candidates, if approved. We do not anticipate having the resources in the foreseeable future to develop global sales and marketing capabilities for all of the products we are developing. We may elect to pursue arrangements regarding the sales and marketing and distribution of alfataliglicerase or one or more of our product candidates, and our future revenues may depend, in part, on our ability to enter into and maintain arrangements with other companies having sales, marketing and distribution capabilities and the ability of such companies to successfully market and sell any such products. Any failure to enter into such arrangements and marketing alliances on favorable terms, if at all, could delay or impair our ability to commercialize our product candidates and could increase our costs of commercialization. Any use of distribution arrangements and marketing alliances to commercialize our product candidates will subject us to a number of risks, including the following:

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

A lack of market acceptance of alfataliglicerase in Brazil, or globally for any of our other products candidates, if approved, would have a material adverse effect on our business, results of operations and financial condition.

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

We are unable to predict whether we could be subject to actions under any of these or other fraud and abuse laws, or the impact of such actions. Moreover, to the extent that taliglucerase alfa, pegunigalsidase alfa or any of our products, if approved for marketing, will be sold in a foreign country, we and our future collaborators, may be subject to similar foreign laws and regulations. If we or any of our future collaborators are found to be in violation of any of the laws described above and other applicable state and federal fraud and abuse laws, we may be subject to penalties, including civil and criminal penalties, damages, fines, exclusion from government healthcare reimbursement programs and the curtailment or restructuring or our operations, any of which could have a material adverse effect on our business, results of operations and financial condition.

Risks Related to Intellectual Property Matters

The intellectual property and assets owned by our subsidiaries are subject to security agreements that secure our payment and other obligations under our 2021 Notes, and our subsidiaries have guaranteed all of those obligations.

In connection with the issuance of our 2021 Notes, we entered into security agreements pursuant to which our subsidiaries provided first priority security interests in all of their assets, which consist of all of our intellectual property and other material assets. The security agreements secure certain payment, indemnification and other obligations under the 2021 Notes. If we were to default on certain of our obligations, or in certain other circumstances generally related to a bankruptcy or insolvency, holders of our outstanding 2021 Notes could seek to foreclose on the collateral under the security agreements to obtain satisfaction our obligations, and our business could be materially and adversely impacted, which would in turn have a material adverse effect on our results of operations and financial condition.

Furthermore, in connection with the issuance of the 2021 Notes, our subsidiaries guaranteed all of our obligations under the indenture governing such convertible notes. If we were to default on our obligations under the indenture, the holders could require our subsidiaries to satisfy all of those obligations under the guarantees.

If we fail to adequately protect or enforce our intellectual property rights or secure rights to third party patents, the value of our intellectual property rights would diminish and our business, competitive position and results of operations would suffer.

As of December 31, 2018, we had 41 pending patent applications of which five are joint pending patent applications with a third party and one is an-in licensed application. However, the filing of a patent application does not mean that we will be issued a patent, or that any patent eventually issued will be as broad as requested in the patent application or sufficient to protect our technology. Any modification required to a current patent application may delay the approval of such patent application which would have a material adverse effect on our business, results of operations and financial condition. In addition, there are a number of factors that could cause our patents, if granted, to become invalid or unenforceable or that could cause our patent applications to not be granted, including known or unknown prior art, deficiencies in the patent application or the lack of originality of the technology. Our competitive position and future revenues will depend in part on our ability and the ability of our licensors and collaborators to obtain and maintain patent protection for our products, methods, processes and other technologies, to preserve our trade secrets, to prevent third parties from infringing on our proprietary rights and to operate without infringing the proprietary rights of third parties. We have filed U.S. and international patent applications for process patents, as well as composition of matter patents, for taliglucerase alfa and other product candidates. However, we cannot predict:

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

As of December 31, 2018, we held, or had license rights to, 79 patents. If patent rights covering our products or technologies are not sufficiently broad, they may not provide us with sufficient proprietary protection or competitive advantages against competitors with similar products and technologies. Furthermore, if the U.S. Patent and Trademark Office or foreign patent offices issue patents to us or our licensors, others may challenge the patents or circumvent the patents, or the patent office or the courts may invalidate the patents. Thus, any patents we own or license from or to third parties may not provide any protection against our competitors and those who infringe upon our patents.

Furthermore, the life of our patents is limited. The patents we hold, and the patents that may be issued in the future based on patent applications from the patent families, relating to our ProCellEx protein expression system are expected to expire by 2025.

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

Many of our male employees in Israel, including members of senior management, are obligated to perform up to one month (in some cases more) of annual military reserve duty until they reach the age of 45 and, in the event of a military conflict, could be called to active duty. Our operations could be disrupted by the absence of a significant number of our employees related to military service or the absence for extended periods of military service of one or more of our key employees. A disruption could have a material adverse effect on our business, results of operations and financial condition.

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

These restrictions may impair our ability to sell our technology assets or to outsource manufacturing outside of Israel. The restrictions will continue to apply for a certain period of time even after we have repaid the full amount of royalties payable for the grants. For the years ended December 31, 2016, 2017 and 2018, we recorded grants totaling $5.8 million, $3.3 million and $2.2 million from NATI, respectively. The grants represent 19.1%, 10.4% and 6%, respectively, of our gross research and development expenditures for the years ended December 31, 2016, 2017 and 2018. If we fail to satisfy the conditions of the Research Law, we may be required to refund certain grants previously received together with interest and penalties, and may become subject to criminal charges, any of which could have a material adverse effect on our business, results of operations and financial condition.

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

As of March 1, 2019, there were approximately 80 holders of record of our common stock. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.

STOCK PERFORMANCE GRAPH

The following graph compares the cumulative total shareholder return data for our common stock from December 31, 2013 through December 31, 2018 to the cumulative return over such time period of (i) The NYSE American Index and (ii) The Nasdaq Biotechnology Index. The graph assumes an investment of $100 on December 31, 2013 in each of our common stock, the stocks comprising the NYSE American Index and the stocks comprising the Nasdaq Biotechnology Index, including dividend reinvestment, if any.

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

58

Item 6.	Selected Financial Data

The selected consolidated financial data below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. The selected consolidated statements of operations data for the years ended December 31, 2018, 2017 and 2016 and the selected consolidated balance sheet data as of December 31, 2018 and 2017, are derived from the audited consolidated financial statements included elsewhere in this Annual Report. The statement of operations data for the years ended December 31, 2015 and 2014 and the balance sheet data as of December 31, 2016, 2015 and 2014 are derived from audited financial statements not included in this Annual Report. We adopted, retrospectively, ASU 2014-08 during 2015 regarding discontinued operations which resulted in the reclassification of prior year amounts. The historical results presented below are not necessarily indicative of future results..

	Year Ended December 31,
	2014	2015	2016	2017	2018
	(in thousands, except share and per share amounts)
Consolidated Statement of Operations Data:
Revenues from selling goods	$3,523	$4,364	$9,199	$19,242	$8,978
Revenues from license and R&D services				1,836	25,262
Cost of goods sold	630	730	8,398	15,231	9,302
Research and development expenses, net	22,224	20,025	24,608	28,834	33,330
Selling, general and administrative expenses	9,228	7,279	9,356	11,530	10,916
Financial income (expenses), net	(4,739)	(3,612)	3,987	(48,923)	(7,149)
Loss from continuing operations	$33,298	$27,282	$29,176	$83,440	$26,457
(Loss) income from discontinued operations	3,355	85,319	(189)
Net (loss) income for the year	(29,943)	58,037	(29,365)	(83,440)	(26,457)
Net (loss) income per share of common stock, basic and diluted:
Loss from continuing operations	$(0.36)	$(0.29)	$(0.29)	$(0.64)	$(0.18)
(Loss) income from discontinued operations	0.04	0.90	(0.00)
Net (loss) income per share of common stock	(0.32)	0.61	(0.29)	(0.64)	(0.18)
Weighted average number of shares of common stock used in computing net loss per share of common stock	92,891,846	94,922,390	101,387,704	131,085,958	147,135,182
Consolidated Balance Sheet Data:
Cash and cash equivalents	$54,767	$76,374	$63,281	$51,163	$37,808
All other assets	23,590	20,879	18,966	21,051	23,323
Total assets	78,357	97,253	82,247	72,214	61,131
Current liabilities	64,354	11,235	66,212	22,752	25,353
Long term convertible notes	67,351	67,796	19,343	46,267	47,966
Total liabilities	133,958	86,380	92,204	101,671	114,012
Total stockholders’ equity (capital deficiency)	(55,601)	10,873	(9,957)	(29,457)	(52,881)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

On October 19, 2017, Protalix Ltd., our wholly-owned subsidiary, and Chiesi entered into the Chiesi Ex-US Agreement pursuant to which Chiesi was granted an exclusive license for all markets outside of the United States to commercialize pegunigalsidase alfa. Pegunigalsidase alfa is our chemically modified version of the recombinant protein alpha-Galactosidase-A protein that is currently being evaluated in phase III clinical trials for the treatment of Fabry disease. Under the terms and conditions of the Chiesi Ex-US Agreement, Protalix Ltd. retained the right to commercialize pegunigalsidase alfa in the United States. Under the Chiesi Ex-US Agreement, Chiesi made an upfront payment to Protalix Ltd. of $25.0 million in connection with the execution of the agreement and Protalix Ltd. is entitled to additional payments of up to $25.0 million in development costs, capped at $10.0 million per year. Protalix Ltd. is also eligible to receive an additional up to $320.0 million, in the aggregate, in regulatory and commercial milestone payments. Protalix Ltd. agreed to manufacture all of the PRX-102 needed for all purposes under the agreement, subject to certain exceptions, and Chiesi will purchase pegunigalsidase alfa from Protalix, subject to certain terms and conditions. Chiesi is required to make tiered payments of 15% to 35% of its net sales, depending on the amount of annual sales, as consideration for the supply of pegunigalsidase alfa.

On July 23, 2018, Protalix Ltd. entered into the Chiesi U.S. Agreement with respect to the development and commercialization of pegunigalsidase alfa in the United States. Under the terms of the Chiesi U.S. Agreement, Protalix Ltd. granted to Chiesi exclusive licensing rights for the commercialization of PRX-102 in the United States. Protalix Ltd. is entitled to an upfront, non-refundable, non-creditable payment of $25.0 million from Chiesi and additional payments of up to a maximum of $20.0 million to cover development costs for PRX-102, subject to a maximum of $7.5 million per year. Protalix Ltd. is also eligible to receive an additional up to a maximum of $760.0 million, in the aggregate, in regulatory and commercial milestone payments. Chiesi will also make tiered payments of 15% to 40% of its net sales under the Chiesi U.S. Agreement to Protalix Ltd., depending on the amount of annual sales, subject to certain terms and conditions, as consideration for product supply.

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

Revenues

Our primary sources of revenues include our sales of taliglucerase alfa in Brazil and of drug substance to Pfizer under our Amended Pfizer Agreement. We recognize revenue from the Amended Pfizer at a point in time when control over the product is transferred to customers (upon delivery).

We also generate revenues from the Chiesi agreements. According to Accounting Standard Codification Topic 606, Revenue from contracts with customers, or ASC 606, a performance obligation is a promise to provide a distinct good or service or a series of distinct goods or services. Goods and services that are not distinct are bundled with other goods or services in the contract until a bundle of goods or services that is distinct is created. A good or service promised to a customer is distinct if the customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer and the entity’s promise to transfer the good or service to the customer is separately identifiable from other promises in the contract.

We have identified two performance obligations in each of the Chiesi agreements as follows: (1) the license and research and development services and (2) a contingent performance obligation regarding future manufacturing.

We determined that the licenses granted to Chiesi together with the research and development services should be combined into a single performance obligation under each agreement since Chiesi cannot benefit from a license without the research and development services. The research and development services are highly specialized and are dependent on the supply of the drug.

The future manufacturing is contingent on regulatory approvals of the drug and we deem these services to be separately identifiable from other performance obligations in the contract. Manufacturing services post-regulatory approval are not interdependent or interrelated with the license and research and development services.

The transaction price was comprised of fixed consideration and variable consideration (capped research and development reimbursements). Under ASC 606, the consideration to which we would be entitled upon the achievement of contractual milestones, which are contingent upon the occurrence of future events, are a form of variable consideration. We estimate variable consideration using the most likely method. Amounts included in the transaction price are recognized only when it is probable that a significant reversal of cumulative revenues will not occur, usually upon achievement of a specific milestone. We used significant judgment when it determined variable consideration.

Since the customer benefits from the research and development services as the entity performs, revenue from granting the license and the research and development services is recognized over time using the cost-to-cost method. We used significant judgment when it determined the costs expected to be incurred upon satisfying the identified performance obligation.

Revenue from additional research and development services ordered by Chiesi is recognized over time using the cost-to-cost method.

We accounted for the Chiesi U.S. agreement as a modification of the Chiesi Ex-U.S. Agreement. As such, we recorded revenue through a cumulative catch-up adjustment in the amount in the third quarter of 2018 of $6.2 million.

Our revenue recognition accounting policy prior to January 1, 2018, was materially the same

Research and Development Expense

We expect our research and development expense to remain our primary expense in the near future as we continue to develop our product candidates. Research and development expense consists of:

•	internal costs associated with research and development activities;
•	payments made to third party contract research organizations, investigative/clinical sites and consultants;
•	manufacturing development costs;
•	personnel-related expenses, including salaries, benefits, travel, and related costs for the personnel involved in research and development;
•	activities relating to the advancement of product candidates through preclinical studies and clinical trials; and
•	facilities and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities, as well as laboratory and other supplies.

The following table identifies our current major research and development projects:

Project	Status	Expected Near Term Milestones
PRX-102 – pegunigalsidase alfa	Phase III clinical trial, ongoing	Finalize enrollment in the remaining two clinical trials

OPRX-106 – Oral antiTNF	Phase IIa completed	Evaluate potential partnership or proceed with phase IIb clinical trial

PRX-110 – alidornase alfa	Phase IIa completed	Evaluate potential partnership

We anticipate incurring increasing costs in connection with the continued development of all of the product candidates in our pipeline. Our internal resources, employees and infrastructure are not tied to any individual research project and are typically deployed across all of our projects. We currently do not record and maintain research and development costs per project.

The costs and expenses of our projects are partially funded by grants we have received from NATI. Each grant is deducted from the related research and development expenses as the costs are incurred. For additional information regarding the grant process, see “Business—Israeli Government Programs— Encouragement of Industrial Research, Development and Technology Innovation, 1984” in Item 1 of this Annual Report. There can be no assurance that we will continue to receive grants from NATI in amounts sufficient for our operations, if at all. In addition, under the two Chiesi Agreements, Protalix Ltd. is entitled to payments of up to $45.0 million in the aggregate to cover development costs for pegunigalsidase alfa, capped at $17.5 million per year.

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

Convertible Notes

All outstanding convertible notes are accounted for using the guidance set forth in the Financial Accounting Standards Board, or FASB, Accounting Standards Codification (ASC) 815 requiring that we determine whether the embedded conversion option must be separated and accounted for separately. ASC 470-20 regarding debt with conversion and other options requires the issuer of a convertible debt instrument that may be settled in cash upon conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate. We accounted for the 4.5% convertible notes, which we refer to as the 2018 Notes, as liability, on an aggregated basis, in their entirety.

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

During the year ended December 31, 2018, note holders converted $1.15 million aggregate principal amount of the 2021 Notes into a total of 1,537,415 shares of common stock, and cash payments of approximately $15,887, in the aggregate. In addition, in June 2018, we exchanged $3.42 million aggregate principal amount of our outstanding 4.50% convertible promissory notes due 2018, which we refer to as the 2018 Notes, for 2,613,636 shares of common stock and approximately $2.23 million in cash and delivered the necessary funds under the indenture governing the 2018 Notes, which was $2.53 million. On September 15, 2018, the 2018 Notes matured and have been paid in full.

As of December 31, 2018, a total of $57.9 million aggregate principal amount of the 2021 Notes were outstanding. In addition, as of December 31, 2018, none of the 2018 Notes were outstanding.

Year ended December 31, 2018 Compared to the Year Ended December 31, 2017

Revenues from Selling Goods

We recorded revenues of $9 million for the year ended December 31, 2018, a decrease of approximately $10.2 million, or 53%, compared to revenues of $19.2 million for the year ended December 31, 2017. Revenues include $3.7 million of products sold in Brazil and $5.3 million of drug substance sold to Pfizer. The decrease resulted from a decrease of $6.9 million in sales of drug substance to Pfizer and $3.4 million in sales of drug product to Brazil.

Revenues from License and R&D Services

We recorded revenues of $25.3 million for the year ended December 31, 2018 an increase of $23.5 million compared to revenues of $1.8 million for the year ended December 31, 2017. Revenues from the license agreements represent the revenues we recognized in connection with the Chiesi agreement including a cumulative catch-up adjustment in the third quarter in the amount of $6.2 million.

Cost of Goods Sold

Cost of goods sold was $9.3 million for the year ended December 31, 2018, a decrease of $5.9 million or 39%, compared to the cost of revenues of $15.2 million for the year ended December 31, 2017.

Research and Development Expenses

Research and development expenses were $35.5 million for the year ended December 31, 2018, an increase of $3.3 million, or 10% from $32.2 million for the year ended December 31, 2017. The increase resulted primarily from an increase in clinical trial activity during 2018.

We expect research and development expenses to continue to be our primary expense as we enter into a more advanced stage of preclinical and clinical trials for certain of our product candidates, primarily with respect to pegunigalsidase alfa.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $10.9 million for the year ended December 31, 2018, a decrease of $0.6 million, or 5%, from $11.5 million for the year ended December 31, 2017. The decrease resulted primarily from a decrease in sales expenses.

Financial Expenses and Income

Financial expense was $7.1 million for the year ended December 31, 2018, compared to financial expenses of $48.9 million for the year ended December 31, 2017. Financial expenses for the year ended December 31, 2017 included a charge of $38.1 million as a result of the re-measurement of the fair value of the 2021 Notes embedded derivative. In addition, financial expenses are comprised primarily from interest expense on our outstanding convertible notes.

Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016

Revenues from Selling Goods

We recorded revenues of $19.2 million for the year ended December 31, 2017, an increase of approximately $10.0 million, or 109%, compared to revenues of $9.2 million for the year ended December 31, 2016. Revenues include $7.1 million of products sold in Brazil and $12.1 million of drug substance sold to Pfizer. The increase resulted from an increase in the amount of $3.1 million of product sold to Brazil and $7.0 million of drug substance sold to Pfizer.

Revenues from License and R&D Services

We recorded revenues of $1.8 million for the year ended December 31, 2017. Revenues from the license agreement represent the revenues we recognized in connection with the Chiesi Ex-US Agreement.

Cost of Goods Sold

Cost of goods sold was $15.2 million for the year ended December 31, 2017, an increase of $6.8 million or 81%, compared to the cost of revenues of $8.4 million for the year ended December 31, 2016. The increase resulted primarily from costs related to the production of drug substance for sale to Pfizer, and of drug product for sale to Brazil.

Research and Development Expenses

Research and development expenses were $32.2 million for the year ended December 31, 2017, an increase of $1.8 million, or 6%, from $30.4 million for the year ended December 31, 2016. The increase resulted primarily from an increase of $2.4 million in clinical trial related costs, which was partially offset by a decrease of $0.7 million in materials.

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

Financial Expenses and Income

Financial expense was $48.9 million for the year ended December 31, 2017, compared to financial income of $4.0 million for the year ended December 31, 2016. Financial expenses included a charge of $38.1 million as a result of the re-measurement of the fair value of the 2021 Notes embedded derivative. In addition, financial expenses is comprised primarily from interest expense on convertible notes.

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

In addition to the foregoing, on September 18, 2013, we completed a private placement of $69.0 million in aggregate principal amount of our 2018 Notes, including $9.0 million aggregate principal amount of 2018 Notes related to the offering’s initial purchaser’s over-allotment option, which was exercised in full. In December 2016, we completed a private placement of $22.5 million in aggregate principal amount of 2021 Notes. Finally, on July 25, 2017, we completed a private placement of an additional $10.0 million in aggregate principal amount of 2021 Notes.

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

In the fourth quarter of 2017, Chiesi made a payment to Protalix Ltd. of $25.0 million in connection with the execution of the Chiesi Ex-US Agreement and in third quarter of 2018, Chiesi made a payment to Protalix Ltd. of $25.0 million in connection with the execution of the Chiesi U.S. Agreement.

Cash Flows

Net cash used in operations was $7.7 million for the year ended December 31, 2018. The net loss from continuing operations for the year ended December 31, 2018 was $26.5 million. Net cash used in investing activities for the year ended December 31, 2018 was $0.6 million and consisted primarily of purchase of property and equipment. Net cash used in financing activities was $4.8 million which consisted of cash settlement for certain conversions of our convertible notes.

Net cash used in operations was $10.0 million for the year ended December 31, 2017. The net loss from continuing operations for the year ended December 31, 2017 of $83.4 million was partially offset by a change of $38.1 million in the fair value of convertible notes embedded derivative and an increase of $24.2 million in contract liability. Net cash used in investing activities for the year ended December 31, 2017 was $1.1 million and consisted primarily of purchase of property and equipment. Net cash used in financing activities was $1.4 million which consisted of cash settlement of $11.0 million for certain conversions of our convertible notes which was partially offset by $9.5 million of net proceeds from the issuance of our 2021 Notes.

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

Effects of Inflation and Currency Fluctuations

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation has had a material effect on our results of operations during the years ended December 31, 2016, 2017 or 2018.

Currency fluctuations could affect us by increased or decreased costs mainly for goods and services acquired outside of Israel. We do not believe currency fluctuations have had a material effect on our results of operations during the years ended December 31, 2016, 2017 or 2018.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of December 31, 2017 and 2018.

Recently Issued Accounting Pronouncements

Certain recently issued accounting pronouncements are discussed in Note 1(q) of the financial statements included in Item 8 of this Annual Report on Form 10-K.

Contractual Obligations

The following table summarizes our significant contractual obligations at December 31, 2018:

(U.S. dollars in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Convertible notes - interest	$13,032	$4,344	$8,688
Convertible notes - principal amount	$57,918		$57,918
Operating lease obligations	$3,028	$1,233	$1,795
Purchase obligations (1)	$3,157	$3,157
Certain clinical contract	$18,809	$11,115	$7,579	$115
Liability for employee rights upon retirement	$2,374				$2,374
Total	$98,318	$19,849	$75,980	$115	$2,374

(1) Represents open purchase orders issued to certain suppliers and other vendors mainly in connection with our research and development activities that were outstanding as of December 31, 2018.

The foregoing table does not include (i) annual license fees, which are immaterial, (ii) payments we may be required to make to certain of our licensors in the time periods set forth above upon the achievement of agreed-upon milestones and (iii) royalty payments payable by us to certain of our licensors in connection with the commercial sale of our product candidates, if any. If all of the contingencies with respect to milestone payments under our research and license agreements are met, the aggregate milestone payments payable would be approximately $14.3 million, and would be payable, if at all, as our projects progress over the course of a number of years. The royalty payments payable by our company in connection with sales of each of our product candidates, if any, shall not exceed low, single-digit percentages of net sales of the product.

Selected Quarterly Financial Data (unaudited)

	Three Months Ended
	2017				2018
	(U.S. dollars in thousands, except per share data)
	March 31	June 30	Sept. 30	Dec. 31	March 31	June 30	Sept. 30	Dec. 31
					(as restated)	(as restated)	(as restated)
Revenues from selling goods	$2,889	$6,358	$7,526	$2,469	$4,553	$2,006	$663	$1,756
Revenues from license agreements				1,836	2,161	2,832	11,672	8,597
Operating loss	6,365	10,805	7,765	9,582	5,151	6,744	3,741	3,672
Net (loss) profit for the period	$(59,148)	$450	$(11,437)	$(13,305)	$(7,239)	$(8,462)	$(5,322)	$(5,434)
Earnings (loss) per share of common stock, basic and diluted:
Net basic income (loss) per share of common stock	$(0.48)	$0.00	$(0.09)	$(0.10)	$(0.05)	$(0.06)	$(0.04)	$(0.04)
Net diluted income (loss) per share of common stock	$(0.48)	$(0.06)	$(0.09)	$(0.10)	$(0.05)	$(0.06)	$(0.04)	$(0.04)

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

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

	Year Ended December 31,
	2016	2017	2018
Average rate for period	3.841	3.600	3.595
Rate at year-end	3.845	3.467	3.748

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

The evaluation of our disclosure controls and procedures included a review of the controls’ objectives and design, our implementation of the controls and their effect on the information generated for use in this Annual Report on Form 10-K. This type of evaluation will be performed on a quarterly basis so that the conclusions of management, including the Chief Executive Officer and Chief Financial Officer, concerning the effectiveness of the disclosure controls and procedures can be reported in our periodic reports on Form 10-Q and Form 10-K. The overall goals of these various evaluation activities are to monitor our disclosure controls and procedures, and to modify them as necessary. Our intent is to maintain the disclosure controls and procedures as dynamic systems that change as conditions warrant.

Based on the controls evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Form 10-K, our disclosure controls and procedures were not effective as of December 31, 2018 due to the material weakness in internal control over financial reporting described below.

Our Chief Executive Officer and Chief Financial Officer have concluded that notwithstanding the existence of the material weakness, the consolidated financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. generally accepted accounting principles. Additional corrective actions continue to address the internal control material weakness as described below under the section “Remediation Plan.”

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

Management assessed our internal control over financial reporting as of December 31, 2018, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and our overall control environment.

Based on our assessment, management has concluded that our internal control over financial reporting was not effective as of the end of the fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. We determined that a material weakness in our internal control over financial reporting existed as of December 31, 2018 in that we did not maintain effective internal controls related to accounting for complex revenue contracts. Specifically, we did not properly assess the performance obligations we had with regard to certain out-licensing arrangements which became material to our company during 2018. We reviewed the results of management’s assessment with the Audit Committee of our Board of Directors.

The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by Kesselman & Kesselman, an independent registered public accounting firm, as stated in their report included herein.

Remediation Plan

In response to the identified material weakness, our management, with the oversight of the Audit Committee of the Board of Directors, has updated our revenue recognition processes and controls with respect to out-licensing arrangements, and intends to continue to update our revenue recognition processes and controls and to implement additional control procedures, including retaining a globally recognized business and accounting advisory firm to assist us in improving our internal processes in connection with revenue recognition. While certain remedial actions have been completed in the first quarter of 2019, we intend to continue to update our revenue recognition processes and controls and to implement additional control procedures as the need to do so is identified by our management. The remediation efforts are intended both to address the identified material weakness and to enhance our overall financial control environment.

The material weakness will not be considered remediated until our management designs and implements effective controls that operate for a sufficient period of time and management has concluded, through testing, that these controls are effective. We will monitor the effectiveness of our remediation plan and will refine its remediation plan as appropriated.

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

Changes in internal controls

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15f and 15d-15f under the Exchange Act) that occurred during the year ended December 31, 2018 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Our directors and executive officers, their ages and positions as of March 1, 2019 are as follows:

Name	Age	Position
Directors
Shlomo Yanai	66	Chairman of the Board
Moshe Manor	62	President and Chief Executive Officer, Director
Amos Bar Shalev	66	Director
Zeev Bronfeld	67	Director
David Granot	72	Director
Aharon Schwartz, Ph.D.	76	Director
Executive Officers
Yoseph Shaaltiel, Ph.D.	65	Executive VP, Research and Development
Einat Brill Almon, Ph.D.	59	Senior Vice President, Product Development
Yossi Maimon, CPA	48	Vice President, Chief Financial Officer, Treasurer and Secretary
Yaron Naos	55	Senior Vice President, Operations

Shlomo Yanai. Shlomo Yanai has served as the Chairman of our Board of Directors since July 2014. Mr. Yanai is currently the Chairman of the Board of Cambrex Corporation (NYSE:CBM) and has served on its board of directors since November 2012. He also serves as a director of PDL BioPharma, Inc. (NASDAQ: PDLI), since June 2018, as a non-employee member of the board of managers of Q Holdco LLC, and as a senior advisor to Moelis & Company. Mr. Yanai served as a director of Lumenis Ltd. from 2012 through 2015; of Sagent Pharmaceuticals, Inc. from April 2015 through August 2016; of Perrigo Co. plc (NASDAQ:PRGO) from November 2015 through January 2017; and of Quinpario Acquisition Corp. 2 (NASDAQ:QPACU) from November 2014 through July 2017. Mr. Yanai served as President and Chief Executive Officer of Teva Pharmaceutical Industries Ltd., or Teva (NASDAQ:TEVA, TASE:TEVA), from March 2007 until May 2012 and, prior to joining Teva, Mr. Yanai was President and Chief Executive Officer of Makhteshim-Agan Industries Ltd. from 2003 until 2006. Before that, he was a Major General in the Israel Defense Forces, where he served for 32 years in various positions, the last two positions being Commanding Officer of the Southern Command and Head of the Division of Strategic Planning. Mr. Yanai was the head of the Israeli security delegation to the peace talks at Camp David, Shepherdstown and Wye River. He currently serves as a member of the Board of Governors of the Technion — Israel Institute of Technology of Haifa, Israel, and of the Board of Trustees of Bar-Ilan University — Israel, as well as an honorary member of the Board of the Institute for Policy and Strategy of the Interdisciplinary Center (IDC), Herzliya, Israel. Mr. Yanai holds a bachelor’s degree in political science and economics from Tel Aviv University, a master’s degree in national resources management from George Washington University, and is a graduate of the Advanced Management Program of Harvard Business School and U.S. National War College (NDU). Mr. Yanai was the recipient of the Max Perlman Award for Excellence in Global Business Management from Tel Aviv University, Israel in 2005 and was awarded an honorary doctorate by Bar-Ilan University, Israel in 2012. We believe Mr. Yanai’s qualifications to serve as Chairman of our Board of Directors include his vast global operating experience in the life-science and pharmaceutical and agro-chemicals industry. He also brings a global perspective to the Board, incorporating his industry and Board leadership experience and his distinguished military service.

Moshe Manor. Mr. Manor has served as our President and Chief Executive Officer and as a director of our Company since November 2014. Mr. Manor served in a number of senior executive positions at Teva (NASDAQ:TEVA, TASE:TEVA) from 1984 through 2012. Most recently, he served as President, Teva Asia & Pacific where he led the strategy and development of a high growth region for Teva. Prior to that, he was Group Vice President, Global Branded Products, leading the Innovative Commercial and Research & Development franchises. From 2006 through 2008, Mr. Manor was Senior Vice President, Global Innovative Resources, and was responsible for generating over $3 billion in sales with Copaxone® and Azilect®. Previously, he served as director of Teva Israel. Most recently, Mr. Manor serves on the Board of Directors of Coronis Partners, and as Chairman of the Board of Directors of a startup company, MEway Pharma. He holds a BA in Economics from the Hebrew University in Jerusalem, and an MBA from the Tel-Aviv University. We believe Mr. Manor’s qualifications to serve on our Board of Directors include his extensive experience in the life-science and pharmaceutical industry on a global scale.

Amos Bar Shalev. Mr. Bar Shalev has served as our director since July 2008. Previously, Mr. Bar Shalev served as a director of Protalix Ltd. from 2005 through January 2008, and as our director from 2006 through 2008. Mr. Bar Shalev brings to us extensive experience in managing technology companies. Currently, Mr. Bar Shalev serves on the boards of directors of Aposense Ltd. (TASE: APOS), an Israeli publicly-traded company listed on the TASE, since 2011, as well as Twine Solutions Ltd., a privately-held technology company, since 2015, and of Steam CC Ltd., since 2017, both privately-held Israeli companies. From 2004 through 2012, Mr. Bar Shalev served as a director of Technorov Holdings (1993) Ltd. and managed its portfolio. In addition, he served on the board of directors of Highcon Systems Ltd., a privately-held Israeli company, from 2010 through 2012. From 1997 through 2004, he was a Managing Director of TDA Capital Partners, a management company of the TGF (Templeton Tadiran) Fund. From 2004 through 2007, he was the President of Win Buyer Ltd. He has served on the board of directors of a number of Israeli publicly traded and privately-held Israeli companies including, among others, Velox Ltd., NESS Ltd. (acquired by BioNess Inc.), Idanit (acquired by Scitex Corporation Ltd.), Objet Geometrix (merged with Stratasys, Inc. (NASDAQ:SSYS)), Verisity, Scitex Vision (acquired by Hewlett Packard), Golden Wings Investment Company Ltd., the venture capital fund of the Israeli Air Force Veterans Business Club, Win Buyer Ltd. and Sun Light Ltd. He received his B.Sc. in Electrical Engineering from the Technion, Israel in 1978 and M.B.A. from the Tel Aviv University in 1981. He holds the highest award from the Israeli Air Force for technological achievements. We believe Mr. Bar Shalev’s qualifications to serve on our Board of Directors include his years of experience in the management of Israeli businesses.

Zeev Bronfeld. Mr. Bronfeld has served as a director of Protalix Ltd. since 1996 and as our director since December 2006. Mr. Bronfeld brings to us vast experience in management and value building of biotechnology companies. He is an experienced businessman who is involved in a number of biotechnology companies. He was a co-founder of Bio-cell Ltd., a former Israeli publicly-traded holding company that specialized in biotechnology companies and served as its Chief Executive Officer from 1986 through 2015. Mr. Bronfeld currently serves as a director of Entera Bio Ltd. (NASDAQ: ENTX), as well as The Trendlines Group (SGX:42T), D.N.A. Biomedical Solutions Ltd. (TASE:DNA) and Electreon Wireless Ltd. (TASE:ELWS) (formerly, Biomedix Incubator Ltd.), all of which are public companies. Mr. Bronfeld is also a director of a number of privately-held companies, most of which are involved in the life sciences, such as Contipi Medical Ltd and TransBiodiesel Ltd. From 2008 through January 2017, Mr. Bronfeld served as a director of Macrocure Ltd., a Nasdaq-listed company that merged into Leap Therapeutics, Inc. (NASDAQ:LPTX). Mr. Bronfeld received a B.A. in Economics from the Hebrew University in 1975. We believe Mr. Bronfeld’s qualifications to serve on our Board of Directors include his years of experience in the management of private and public Israeli companies, including life science companies.

David Granot. Mr. Granot has served as our director since August 2018. Mr. Granot currently serves on the Board of Directors of Ormat Technologies, Inc. (NYSE:ORA, TASE:ORA), and of Bezeq Israeli Telecommunication, Co. Ltd. (TASE:BEZQ) since May 22, 2012, where he served as temporary Acting Chairman, July 2017 through May 2018. He also serves on the Board of Directors of Alrov Properties & Lodgings Ltd. (TASE:ALRPR); and Jerusalem Economy Ltd. (TASE:ECJM), each of which is an Israeli public company. He also serves on the board of directors of Tempo Beverages Ltd. and Geregu Power PLC, each of which is a privately-held company. From 2009 through 2017, he was a director of Harel Insurance Investments and Financial Ltd. and Chairman of the Nostro investment committee of Harel Insurance. In addition, from 2001 through 2007, he served as the Chief Executive Officer of the First International Bank of Israel Ltd, from 1998 through 2000 he served as the Chief Executive Officer of the Israel Discount Bank and from 1995 through 1998 he served as the Chief Executive Officer of the Israel Union Bank. He holds a B.A. in Economics and an MBA, both from the Hebrew University of Jerusalem. We believe Mr. Granot’s qualifications to serve on our Board of Directors include his extensive financial and banking knowledge, as well as vast management and business experience.

Aharon Schwartz, Ph.D. Dr. Schwartz has served as our director since November 2014. He retired from Teva in 2011 where he served in a number of positions from 1975 through 2011, the most recent being Vice President, Head of Teva Innovative Ventures from 2008. Dr. Schwartz is currently chairman of the board of directors of BiolineRx Ltd. (NASDAQ:BLRX, TASE:BLRX) and a member of the board of directors of Barcode Ltd and Foamix Pharmaceuticals Ltd. (NASDAQ:FOMX). He also works as an independent consultant. From January 2013 through November 2017, he served as a member of the board of directors of Alcobra Ltd. (NASDAQ:ADHD), which is now called Arcturus Therapeutics Ltd. Dr. Schwartz received his Ph.D. in organic chemistry in 1978 from the Weizmann Institute of Science, his M.Sc. in organic chemistry from the Technion and a B.Sc. in chemistry and physics from the Hebrew University of Jerusalem. Dr. Schwartz received a second Ph.D. in 2014 from the Hebrew University of Jerusalem in the history and philosophy of science. We believe Dr. Schwartz’s qualifications to serve on our Board of Directors include his years of experience in life science companies.

Yoseph Shaaltiel, Ph.D. Dr. Shaaltiel founded Protalix Ltd. in 1993 and has served as our Executive Vice President, Research and Development since December 2006. From 2006 through 2014, he served on our Board of Directors. Prior to establishing Protalix Ltd., from 1988 to 1993, Dr. Shaaltiel was a Research Associate at the MIGAL Technological Center. He also served as Deputy Head of the Biology Department of the Biological and Chemical Center of the Israeli Defense Forces and as a Biochemist at Makor Chemicals Ltd. Dr. Shaaltiel was a Postdoctoral Fellow at the University of California at Berkeley and at Rutgers University in New Jersey. He has co-authored over 40 articles and abstracts on plant biochemistry and holds several patents. Dr. Shaaltiel received his Ph.D. in Plant Biochemistry from the Weizmann Institute of Science, an M.Sc. in Biochemistry from the Hebrew University and a B.Sc. in Biology from the Ben Gurion University.

Einat Brill Almon, Ph.D. Dr. Almon joined Protalix Ltd. in December 2004, originally as a Senior Director and later as a Vice President and became our Senior Vice President, Product Development in 2006. Dr. Almon has many years of experience in the management of life science projects and companies, including biotechnology and agrobiotech, with direct experience in clinical, device and scientific software development, as well as a strong background and work experience in intellectual property. Prior to joining Protalix Ltd., from 2001 to 2004, she served as Director of R&D and IP of Medgenics Medical (Israel) Ltd. (formerly, Biogenics Ltd.), a company that developed an autologous platform for tissue-based protein drug delivery. Medgenics Medical, based in Israel, is a wholly-owned subsidiary of Aevi Genomic Medicine, Inc. (NASDAQ:GNMX) (formerly, Medgenics Inc.). Dr. Almon has trained as a biotechnology patent agent at leading IP firms in Israel. Dr. Almon holds a Ph.D. and an M.Sc. in molecular biology of cancer research from the Weizmann Institute of Science, a B.Sc. from the Hebrew University and has carried out Post-Doctoral research at the Hebrew University in the area of plant molecular biology.

Yossi Maimon, CPA. Mr. Maimon joined Protalix Ltd. in October 2006 as its Chief Financial Officer and became our Vice President and Chief Financial Officer in 2006. Prior to joining Protalix, from 2002 to 2006, he served as the Chief Financial Officer of Colbar LifeScience Ltd., or Colbar, a biomaterial company focusing on aesthetics, where he led all of the corporate finance activities, fund raisings and legal aspects of Colbar including the sale of Colbar to Johnson and Johnson (NYSE:JNJ). In March 2019, Mr. Maimon assumed a similar position in a privately held biotech startup company on a temporary basis. Mr. Maimon has a B.A. in accounting from the City University of New York and an MBA from Tel Aviv University, and he is a Certified Public Accountant in the United States (New York State) and Israel.

Yaron Naos. Mr. Yaron Naos joined Protalix in 2004, originally as a Senior Director for Operations and later as Vice President for Production, and became our Senior Vice President, Operations in 2018. Mr. Naos has a wealth of hands-on experience and knowledge in the field of pharmaceutical development. Prior to joining Protalix, he served for a decade as R&D Product Manager at Dexxon Pharmaceutical Co., one of Israel's largest pharmaceutical companies, where he was responsible for technology transfer from R&D to production, and in charge of R&D activities that led to the commercialization of many products. Later, Mr. Naos was plant manager of Medibrands Pharmaceutical Company, as well as logistics manager of Mediline for period of four years, where he was responsible for all operational activities, from procurement to distribution. Mr. Naos holds a B.Sc. in Food Engineering and Biotechnology from the Technion-Israel Technology Institute and an MBA from Haifa University.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and holders of more than 10% of our common stock to file with the Commission reports regarding their ownership and changes in ownership of our equity securities. We believe that all Section 16 filings requirements were met by our officers and directors during 2018. In making this statement, we have relied solely upon examination of the copies of Forms 3, 4 and 5, Schedule 13s and written representations of our former and current directors, officers and 10% stockholders.

Audit Committee

The Audit Committee is currently comprised of Mr. Bar Shalev, Mr. Bronfeld, Dr. Schwartz and Mr. Granot. We require that all Audit Committee members possess the required level of financial literacy and at least one member of the Audit Committee meet the current standard of requisite financial management expertise as required by the NYSE American and applicable rules and regulations of the Commission.

Our Audit Committee operates under a formal charter that governs its duties and conduct. A current copy of the Audit Committee Charter is available on our website at http://www.protalix.com.

All members of the Audit Committee are independent from our executive officers and management.

Our independent registered public accounting firm reports directly to the Audit Committee.

Our Audit Committee meets with management and representatives of our registered public accounting firm prior to the filing of officers’ certifications with the Commission to receive information concerning, among other things, effectiveness of the design or operation of our internal controls over financial reporting, as required by Section 404 of SOX.

Our Audit Committee has adopted a Policy for Reporting Questionable Accounting and Auditing Practices and Policy Prohibiting Retaliation against Reporting employees to enable confidential and anonymous reporting of improper activities to the Audit Committee.

Mr. Bar Shalev, Mr. Bronfeld, Dr. Schwartz and Mr. Granot each qualify as “audit committee financial experts” under the applicable rules of the Commission. In making the determination as to these individuals’ status as audit committee financial experts, our Board of Directors determined they have accounting and related financial management expertise within the meaning of the aforementioned rules, as well as the listing standards of the NYSE American.

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

Compensation Discussion and Analysis

The primary goals of the Compensation Committee of our Board of Directors with respect to executive compensation are to attract and retain the most talented and dedicated executives possible, to tie annual and long-term cash and stock incentives to achievement of specified performance objectives, and to align executives’ incentives with stockholder value creation. To achieve these goals, the Compensation Committee implements and maintains compensation plans that tie a portion of executives’ overall compensation to key strategic goals such as developments in our clinical path, the establishment of key strategic collaborations, the build-up of our pipeline and the strengthening of our financial position. The Compensation Committee evaluates individual executive performance with a goal of setting compensation at levels the committee believes are comparable with executives in other companies of similar size and stage of development operating in the biotechnology industry while taking into account our relative performance and our own strategic goals.

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

Base salaries are usually reviewed annually, and adjusted from time to time to realign salaries with market levels after taking into account individual responsibilities, performance and experience. The base salaries of each of our President and Chief Executive Officer, our Executive Vice President, Research and Development, our Senior Vice President, Product Development, our Vice President and Chief Financial Officer and our Senior Vice President, Operations, who we refer to collectively as the “Named Executive Officers,” are discussed herein. In March 2016, our Board of Directors adopted certain recommendations of the Compensation Committee regarding the compensation of our Named Executive Officers at that time with no change in the base salary component, as discussed below.

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

Milestone	Chief Executive Officer	Exec. VP, R&D	Sr. VP, Product Development	VP and Chief Financial Officer	Chief Operating Officer
Clinical Development Milestone for Certain Product Candidate	$108,000	$42,000	$72,000 to $108,000	$36,000	$34,000
Regulatory Development Milestone for Same Product Candidate	$108,000 to $216,000	$84,000 to $168,000	$108,000 to $216,000	$36,000 to $54,000	$34,000 to $68,000
Clinical Development Milestone for Certain Product Candidate	$54,000	$10,500	$27,000 to $54,000	$9,000	$8,500
Clinical Development Milestone for Certain other Product Candidate	$54,000	$10,500	$27,000 to $54,000	$9,000	$8,500
General Regulatory Milestone	$102,000	$42,000	$36,000	$18,000	$102,000
Substantial Transaction involving a Certain Product Candidate	$128,000	$21,000	$18,000	$115,000 to $141,000	$17,000
Substantial Transaction involving other Product Candidate	$112,000	$10,500	$9,000	$49,000 to $60,000	$8,500
Corporate Finance Milestones	$216,000			$197,000 to $242,000
Early-Stage Clinical Milestones	$72,000	$252,000	$72,000	$36,000	$68,000

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

Severance and Change in Control Benefits. The Compensation Committee granted the following payments that would be payable in connection with a change of control: $1 million to the President and Chief Executive Officer and $400,000 to each of the other executive Vice Presidents. Such payments are subject to certain terms and conditions. In addition to the foregoing, pursuant to the employment agreements entered into with each of our executive officers, the executive officer is entitled to be insured by Protalix Ltd. under a Manager’s Policy in lieu of severance. The intention of such Manager’s Policies is to provide the Israel-based officers with severance protection of one month’s salary for each year of employment. In addition, the stock options and restricted stock granted to each of our Named Executive Officers provide that all of such instruments are subject to accelerated vesting immediately upon a change in control of our Company.

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

Executive Compensation. We refer to the “Summary Compensation Table” set forth below for information regarding the compensation earned during the fiscal year ended December 31, 2018 by our President and Chief Executive Officer, our Executive Vice President, Research and Development, our Senior Vice President, Product Development, our Vice President and Chief Financial Officer and our Senior Vice President, Operations.

Compensation Committee Report

The above report of the Compensation Committee does not constitute soliciting material and shall not be deemed filed or incorporated by reference into any other filing by us under the Securities Act of 1933 or the Exchange Act.

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis set forth below with our management. Based on this review and discussion, the Compensation Committee has recommended to our Board of Directors that the Compensation Discussion and Analysis be included in our Annual Report on Form 10–K and our annual proxy statement on Schedule 14A.

Respectfully submitted on March 14, 2019, by the members of the Compensation Committee of the Board of Directors.

Amos Bar Shalev

Zeev Bronfeld

Aharon Schwartz, Ph.D.

David Granot

Summary Compensation Table

The following table sets forth a summary for the fiscal years ended December 31, 2018, 2017 and 2016, respectively, of the cash and non-cash compensation awarded, paid or accrued by us or Protalix Ltd. to our President and Chief Executive Officer, our Executive Vice President, Research and Development, our Senior Vice President, Product Development, our Vice President and Chief Financial Officer and our Senior Vice President, Operations, who we refer to collectively as the “Named Executive Officers.” There were no restricted stock awards, long-term incentive plan payouts or other compensation paid during fiscal years 2018, 2017 and 2016 by us or Protalix Ltd. to the Named Executive Officers, except as set forth below. All of the Named Executive Officers are employees of our subsidiary, Protalix Ltd. All currency amounts are expressed in U.S. dollars.

Name and Principal Position	Year	Salary($)	Bonus ($)	Stock Award(s) ($)	Option Award(s) ($)	All Other Compensation ($)(1)	Total ($)
Moshe Manor	2018	356,551	150,000		106,820	104,283	717,654
President and	2017	355,290	374,000	-	103,354	105,056	937,700
Chief Executive Officer	2016	333,058	-	-	250,299	98,925	682,282
Yoseph Shaaltiel, Ph.D.	2018	288,719			60,575	84,148	433,442
Executive Vice President,	2017	288,326	62,176		41,454	80,786	472,742
Research and Development	2016	270,248	-	18,211	103,279	73,325	465,063
Einat Brill Almon, Ph.D.	2018	249,583	120,000		59,089	75,369	504,041
Senior Vice President,	2017	249,243	157,508		37,686	74,798	519,235
Product Development	2016	233,486	-	16,043	93,890	66,822	410,241
Yossi Maimon, CPA	2018	282,649	140,000		59,089	75,813	557,551
Vice President,	2017	282,197	363,647		37,686	75,448	758,978
Chief Financial Officer	2016	264,696	-	16,043	93,890	70,153	444,782
Yaron Naos (2)	2018	218,058			40,878	80,338	339,274
Senior Vice President,
Operations

(1)	Includes employer contributions to pension and/or insurance plans and other miscellaneous payments.
(2)	Mr. Naos was promoted to Senior Vice President, Operations in May 2018.

Grants of Plan-Based Awards

The following table summarizes the grant of awards made to the Named Executive Officers during 2018 as of December 31, 2018.

Name	Grant date	All other option awards: Number of securities underlying options (#)	Exercise or base price of option awards ($/Sh)	Grant date fair value of stock and option awards ($)
(a)	(b)	(j)	(k)	(l)
Moshe Manor	August 13, 2018	1,300,000	0.56	388,688
Yoseph Shaaltiel	August 13, 2018	700,000	0.56	209,294
Einat Brill Almon	August 13, 2018	700,000	0.56	209,294
Yossi Maimon	August 13, 2018	700,000	0.56	209,294
Yaron Naos	August 13, 2018	600,000	0.56	179,395

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information with respect to the Named Executive Officers concerning equity awards as of December 31, 2018.

	Option Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date
Moshe Manor	900,000	-	2.37	9/29/2024
	81,250	1,218,750	0.56	9/13/2028
Yoseph Shaaltiel	50,000		2.65	2/25/2019
	145,000	-	6.90	2/25/2020
	257,812	17,188	1.72	3/23/2025
	43,750	656,250	0.56	9/13/2028
Einat Brill Almon	130,000	-	6.90	2/25/2020
	234,375	15,625	1.72	3/23/2025
	43,750	656,250	0.56	9/13/2028
Yossi Maimon	130,000		6.90	2/25/2020
	234,375	15,625	1.72	3/23/2025
	43,750	656,250	0.56	9/13/2028
Yaron Naos	50,000		2.65	2/25/2019
	115,000		6.90	2/25/2020
	46,875	3,125	1.72	3/23/2025
	37,500	562,500	0.56	9/13/2028

Potential Payments upon Termination or Change-in-Control/Corporate Transaction

Each of our Named Executive Officers (while they remain employed by our Company) is entitled to be insured by Protalix Ltd. under a Manager’s Policy in lieu of severance upon termination. The intention of such Manager’s Policies is to provide our officers with severance protection of one month’s salary for each year of employment. The following payments would be payable in connection with a change of control of our Company: $1  million to the President and Chief Executive Officer and $400,000 to each of the other executive Vice Presidents, subject to certain terms and conditions. In addition to the foregoing, the vesting periods of outstanding options and restricted stock held by our Named Executive Officers are accelerated upon a change of control. Had we experienced a change in control/corporate transaction on December 31, 2018, the value of the acceleration of the vesting period of our Named Executive Officers were above the market value of our common stock and, accordingly, the value of the acceleration of the stock options held by each of them as of such date would be zero. In addition, all of the restricted stock held by the Named Executive Officers had vested by their terms prior to said date.

Employment Arrangements

Moshe Manor. Pursuant to Mr. Manor’s employment agreement, his current monthly base salary is NIS 95,000 and Mr. Manor is entitled to an annual discretionary bonus subject to the sole discretion of our Board of Directors. The Board of Directors shall determine the bonus on the basis of agreed-upon annual objectives which shall include both measurable and strategic parameters. The monthly salary is subject to cost of living adjustments from time to time as may be required by law. The Board of Directors also granted to Mr. Manor options to purchase 900,000 shares of our common stock at an exercise price equal to $2.37 per share, the closing sales price of the common stock on the NYSE American for the last trading day immediately preceding the effective date of the grant. The options vest over four years on a quarterly basis in 16 equal increments, subject to certain conditions. Vesting of the options will be accelerated in full upon a Corporate Transaction or a Change in Control, as those terms are defined in our 2006 Stock Incentive Plan, as amended. Mr. Manor’s employment agreement is terminable by our Company on 90 days written notice for any reason during the first year of the agreement’s term and on 180 days written notice thereafter. Mr. Manor may terminate the agreement on 90 days written notice for any reason during its term. We may terminate the Agreement for cause without notice. Mr. Manor is entitled to be insured by the Company under a Manager’s Policy in lieu of severance, Company contributions towards vocational studies, annual recreational allowances, a Company car, a Company laptop and a Company phone. Mr. Manor is entitled to 25 working days of vacation.

Yoseph Shaaltiel, Ph.D. Pursuant to Dr. Shaaltiel’s employment agreement, his current monthly base salary is NIS 80,750 per month. The employment agreement is terminable by our Company on 90 days’ written notice for any reason and we may terminate the agreement for cause without notice. In addition, vesting of all of Dr. Shaaltiel’s options and restricted shares will be accelerated in full upon a Corporate Transaction or a Change in Control, as those terms are defined in our 2006 Stock Incentive Plan, as amended. Dr. Shaaltiel is entitled to be insured by Protalix Ltd. under a Manager’s Policy in lieu of severance, Company contributions towards vocational studies, annual recreational allowances, a Company car, a Company laptop and a Company phone. Dr. Shaaltiel is entitled to 29 working days of vacation.

Einat Brill Almon, Ph.D. Pursuant to Dr. Almon’s employment agreement, her current monthly base salary is NIS 69,825 per month. She is also entitled to certain specified bonuses in the event that Protalix achieves certain specified clinical development milestones within specified timelines. In addition, vesting of all of Dr. Brill Almon’s options and restricted shares will be accelerated in full upon a Corporate Transaction or a Change in Control, as those terms are defined in our 2006 Stock Incentive Plan, as amended. The employment agreement is terminable by either party on 60 days’ written notice for any reason and we may terminate the agreement for cause without notice. Dr. Brill Almon is entitled to be insured by Protalix Ltd. under a Manager’s Policy in lieu of severance, Company contributions towards vocational studies, annual recreational allowances, a Company car, a Company laptop and a Company phone at up to NIS 1,000 per month. Dr. Brill Almon is entitled to 29 working days of vacation.

Yossi Maimon, CPA. Pursuant to Mr. Maimon’s employment agreement, his current monthly base salary is NIS 69,825 and Mr. Maimon is entitled to an annual discretionary bonus and additional discretionary bonuses in the event Protalix achieves significant financial milestones, subject to the Board’s sole discretion. The monthly salary is subject to cost of living adjustments from time to time. In addition, vesting of all of Mr. Maimon’s options and restricted shares will be accelerated in full upon a Corporate Transaction or a Change in Control, as those terms are defined in our 2006 Stock Incentive Plan, as amended. The employment agreement is terminable by either party on 60 days’ written notice for any reason and we may terminate the agreement for cause without notice. Mr. Maimon is entitled to be insured by Protalix Ltd. under a Manager’s Policy in lieu of severance, Company contributions towards vocational studies, annual recreational allowances, a Company car, a Company laptop and a Company phone. Mr. Maimon is entitled to 29 working days of vacation.

Yaron Naos. Mr. Naos’ current monthly base salary is NIS 65,550 and he is entitled to an annual discretionary bonus for performance subject to the sole discretion of our compensation committee. The monthly salary is subject to cost of living adjustments from time to time as may be required by law. In addition, vesting of all of Mr. Naos’ options and restricted shares will be accelerated in full upon a Corporate Transaction or a Change in Control, as those terms are defined in our 2006 Stock Incentive Plan, as amended. Mr. Naos’ employment is terminable by either party on 60 days’ written notice for any reason and we may terminate the agreement for cause without notice. Mr. Naos is entitled to be insured by Protalix Ltd. under a Manager’s Policy in lieu of severance, Company contributions towards vocational studies, annual recreational allowances, a Company car, a Company phone, and a Company laptop. Mr. Naos is entitled to 29 working days of vacation.

Pay Ratio Disclosure

In August 2015 pursuant to a mandate of The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, the Commission adopted a rule requiring annual disclosure of the ratio of the median employee’s annual total compensation to the total annual compensation of the principal executive officer, or PEO. Mr. Manor is our PEO. The purpose of the new required disclosure is to provide a measure of the equitability of pay within our Company. We believe our compensation philosophy and process yield an equitable result and is presenting such information in advance of the required disclosure date as follows:

Median Employee total annual compensation	$48,507
PEO total annual compensation	$717,654
Ratio of PEO to Median Employee Compensation	14.79

In determining the median employee for fiscal year 2017, we prepared a list of all our employees as of December 31, 2017. Employees on leave of absence were excluded from the list and wages and salaries were annualized for those employees that were not employed for the full year ended December 31, 2017. The median amount was selected from the annualized list. At December 31, 2018, the median employee for fiscal year 2017 was no longer our employee. Accordingly, for purposes of the foregoing calculations, we chose a new median employee whose compensation for the year ended December 31, 2017 was substantially similar to the median employee identified for fiscal year 2017. As of December 31, 2018, we employed 184 persons.

Amended 2006 Stock Incentive Plan

Our Board of Directors and our stockholders approved our 2006 Stock Incentive Plan on December 14, 2006. Our stockholders have approved amendments to the plan on June 17, 2012, November 10, 2014 and May 13, 2018. Of the 23,841,655 shares reserved for issuance under the plan, as amended, as of December 31, 2018, there are outstanding options to purchase 10,150,675 shares of our common stock in the aggregate, subject to adjustment for a stock split or any future stock dividend or other similar change in our common stock or our capital structure. As of December 31, 2018, options to acquire 7,303,119 shares of common stock remain available for grant under the amended 2006 Stock Incentive Plan.

Our amended 2006 Stock Incentive Plan provides for the grant of stock options, restricted stock, restricted stock units, stock appreciation rights and dividend equivalent rights, collectively referred to as “awards.” Stock options granted under the amended 2006 Stock Incentive Plan may be either incentive stock options under the provisions of Section 422 of the IRC, or non-qualified stock options. Incentive stock options may be granted only to employees. Awards other than incentive stock options may be granted to employees, directors and consultants. Shares issued in connection with awards other than options or stock appreciation rights shall count as one and one-half (1.5) shares for each share issued for purposes of the number of shares authorized for issuance under the plan.

The amended 2006 Stock Incentive Plan is also designed to comply with the provisions of the Israeli Income Tax Ordinance New Version, 1961 (including as amended pursuant to Amendment 132 thereto), or the Tax Ordinance, and is intended to enable us to grant awards to grantees who are Israeli residents as follows: (i) awards to employees pursuant to Section 102 of the Tax Ordinance; and (ii) awards to non-employees pursuant to Section 3(I) of the Tax Ordinance. For this purpose, “employee” refers only to employees, office holders and directors of our Company or a related entity excluding those who are considered “Controlling Stockholders” pursuant to, or otherwise excluded by, the Tax Ordinance. In accordance with the terms and conditions imposed by the Tax Ordinance, grantees who receive awards under the amended 2006 Stock Incentive Plan may be afforded certain tax benefits in Israel as described below.

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

Under our amended 2006 Stock Incentive Plan, a corporate transaction is generally defined as:

•	a merger or consolidation in which we are not the surviving entity, except for the principal purpose of changing our Company’s state of incorporation;

•	the sale, transfer or other disposition of all or substantially all of our assets;

•	the complete liquidation or dissolution of our Company;

•	any reverse merger in which we are the surviving entity but our shares of common stock outstanding immediately prior to such merger are converted or exchanged by virtue of the merger into other property, whether in the form of securities, cash or otherwise, or in which securities possessing more than forty percent (40%) of the total combined voting power of our outstanding securities are transferred to a person or persons different from those who held such securities immediately prior to such merger; or

•	acquisition in a single or series of related transactions by any person or related group of persons of beneficial ownership of securities possessing more than fifty percent (50%) of the total combined voting power of our outstanding securities but excluding any such transaction or series of related transactions that the plan administrator determines not to be a corporate transaction (provided however that the plan administrator shall have no discretion in connection with a corporate transaction for the purchase of all or substantially all of our shares unless the principal purpose of such transaction is changing our Company’s state of incorporation).

Under our amended 2006 Stock Incentive Plan, a change of control is defined as:

•	the direct or indirect acquisition by any person or related group of persons of beneficial ownership of securities possessing more than fifty percent (50%) of the total combined voting power of our outstanding securities pursuant to a tender or exchange offer made directly to our stockholders and which a majority of the members of our board (who have generally been on our board for at least 12 months) who are not affiliates or associates of the offeror do not recommend stockholders accept the offer; or

•	a change in the composition of our board over a period of 12 months or less, such that a majority of our board members ceases, by reason of one or more contested elections for board membership, to be comprised of individuals who were previously directors of our Company.

Unless terminated sooner, the amended 2006 Stock Incentive Plan will automatically terminate on December 31, 2028. Our Board of Directors has the authority to amend, suspend or terminate our amended 2006 Stock Incentive Plan. No amendment, suspension or termination of the amended 2006 Stock Incentive Plan shall adversely affect any rights under awards already granted to a participant. To the extent necessary to comply with applicable provisions of federal securities laws, state corporate and securities laws, the IRC, the rules of any applicable stock exchange or national market system, and the rules of any non-U.S. jurisdiction applicable to awards granted to residents therein (including the Tax Ordinance), we shall obtain stockholder approval of any such amendment to the 2006 Stock Incentive Plan in such a manner and to such a degree as required.

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

Compensation of Directors

The following table sets forth information with respect to compensation of our non-employee directors during fiscal year 2018. The fees to our current directors were paid by Protalix Ltd.

Name	Fees Earned or Paid in Cash ($)	Option Award(s) ($)	Total ($)
Shlomo Yanai	200,000	-	200,000
Zeev Bronfeld	80,000		80,000
Amos Bar Shalev	80,000		80,000
Aharon Schwartz, Ph.D.	65,556		65,556
David Granot (1)	19,758		19,758
Yodfat Harel Buchris (2)	20,000		20,000

(1)	Mr. Granot joined the Board of Directors on August 9, 2018.
(2)	Ms. Harel Buchris’ tenure on the Board ended on May 13, 2018.

Directors’ fees paid to each of Zeev Bronfeld and Yodfat Harel Buchris are paid to the applicable director’s employer in accordance with arrangements between the director and the employer.

Compensation Committee Interlocks and Insider Participation

Our Compensation Committee currently consists of Amos Bar Shalev, Zeev Bronfeld, Aharon Schwartz, Ph.D. and David Granot. No member of our Compensation Committee or any executive officer of our Company or of Protalix Ltd. has a relationship that would constitute an interlocking relationship with executive officers or directors of another entity. No Compensation Committee member is or was an officer or employee of ours or of Protalix Ltd. Further, none of our executive officers serves on the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our Board of Directors or Compensation Committee.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information, as of March 1, 2019, regarding beneficial ownership of our common stock:

•	each person who is known by us to own beneficially more than 5% of our common stock;

•	each director;

•	each of our Chief Executive Officer, our Executive Vice President, Research and Development, our Senior Vice President, Product Development, our Vice President and Chief Financial Officer and our Senior Vice President, Operations; and

•	all of our directors and executive officers collectively.

Unless otherwise noted, we believe that all persons named in the table have sole voting and investment power with respect to all shares of our common stock beneficially owned by each of them. For purposes of this table, a person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from March 1, 2019 upon exercise of options, warrants and convertible securities. Each beneficial owner’s percentage ownership is determined by assuming that options, warrants and convertible securities that are held by such person (but not those held by any other person) and that are exercisable within such 60 days from such date have been exercised. The information set forth below is based upon information obtained from the beneficial owners, upon information in our possession regarding their respective holdings and upon information filed by the holders with the Commission. The percentages of beneficial ownership are based on 148,382,299 shares of our common stock outstanding as of March 1, 2019.

The address for all directors and officers is c/o Protalix BioTherapeutics, Inc., 2 Snunit Street, Science Park, P.O. Box 455, Carmiel, Israel, 20100.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class (%)
Board of Directors and Executive Officers
Shlomo Yanai (1)	150,000	*
Moshe Manor (2)	1,112,500	*
Amos Bar Shalev	1,680	*
Zeev Bronfeld (3)	2,162,481	1.5
David Granot	—	—
Aharon Schwartz, Ph.D.	—	—
Einat Brill Almon, Ph.D. (4)	652,500	*
Yossi Maimon (5)	662,500	*
Yaron Naos (6)	439,563	*
Yoseph Shaaltiel, Ph.D. (7)	1,303,416	*
All executive officers and directors as a group (10 persons) (8)	6,484,640	4.3
5% Holders
Citigroup Global Markets Inc. (9)	9,214,117	5.8
Highbridge Capital Management LLC (10)	16,468,605	9.99
UBS O’Connor LLC (11)	9,411,764	6.0

* less than 1%.

(1)	Consists of 150,000 shares of our common stock issuable upon exercise of outstanding options within 60 days of March 1, 2019.

(2)	Consists of 50,000 outstanding shares of our common stock and 1,062,500 shares of our common stock issuable upon exercise of outstanding options within 60 days of March 1, 2019. Does not include 1,137,500 shares of our common stock underlying options that will not vest within 60 days of March 1, 2019.

(3)	Consists of shares of our common stock held by EBC Holdings Ltd., an investment company wholly-owned by Mr. Bronfeld.

(4)	Consists of 185,000 outstanding shares of our common stock and 467,500 shares of our common stock issuable upon exercise of outstanding options within 60 days of March 1, 2019. Does not include 612,500 shares of our common stock underlying options that will not vest within 60 days of March 1, 2019.

(5)	Consists of 195,000 outstanding shares of our common stock and 467,500 shares of our common stock issuable upon exercise of outstanding options within 60 days of March 1, 2019. Does not include 612,500 shares of our common stock underlying options that will not vest within 60 days of March 1, 2019.

(6)	Consists of 199,563 outstanding shares of our common stock held and 240,000 shares of our common stock issuable upon exercise of outstanding options within 60 days of March 1, 2019. Does not include 525,000 shares of our common stock underlying options that will not vest within 60 days of March 1, 2019.

(7)	Consists of 795,916 outstanding shares of our common stock and 507,500 shares of our common stock issuable upon exercise of outstanding options within 60 days of March 1, 2019. Does not include 612,500 shares of our common stock underlying options that will not vest within 60 days of March 1, 2019.

(8)	Consists of 3,589,640 outstanding shares of our common stock and 2,895,000 shares of our common stock issuable upon exercise of outstanding options within 60 days of March 1, 2019. Does not include 3,500,000 shares of our common stock underlying options that will not vest within 60 days of March 1, 2019.

(9)	Based solely on a Schedule 13G/A on February 8, 2019 for December 31, 2018 by Citigroup Global Markets Inc., Citigroup Financial Products Inc., Citigroup Global Markets Holdings Inc. and Citigroup Inc., or collectively, Citigroup, and on a Schedule 13F-HR filed by Citigroup Inc. on February 12, 2019 for December 31, 2018. Consists of 9,214,177 shares of our common stock issuable upon conversion of a convertible note. The address for Citigroup is 388 Greenwich Street, New York, NY 10013.

(10)	The principal business office of Highbridge Capital Management LLC, or Highbridge is 40 West 57th Street, 32nd Floor, New York, New York 10019. Holdings are based on a Form 13F-HR filed by Highbridge on February 14, 2019 for December 31, 2018. Consists of 16,468,605 shares of common stock issuable upon conversion of convertible notes held by funds managed by Highbridge. Each such note is subject to a blocker provision of such notes pursuant to which the holder of each such note does not have the right to convert the note to the extent that such conversion would result in beneficial ownership by the holder thereof, together with any persons whose beneficial ownership of the common stock would be aggregated with such holder’s for purposes of Section 13(d) or Section 16 of the Exchange Act, for more than 9.99% of the common stock, and, accordingly, the disclosed amounts do not include shares that exceed the blocker provision.

(11)	The address of UBS O’Connor LLC, or UBS O’Connor, is One North Wacker Drive, 32nd Floor, Chicago, Illinois 60606. Based solely on a Schedule 13G/A filed on February 12, 2019 for December 31, 2018 by UBS O’Connor, Kevin Russell, or Mr. Russell, and Andrew Martin, or Mr. Martin and on a Schedule 13F-HR filed by UBS O’Connor on February 15, 2019 for December 31, 2018. UBS O’Connor serves as the investment manager to Nineteen77 Global Multi-Strategy Alpha Master Limited, or GLEA. In such capacity, UBS O’Connor exercises voting and investment power over the shares of common stock held for the account of GLEA. Mr. Russell is the Chief Investment Officer of UBS O’Connor and Mr. Martin is a Portfolio Manager for O’Connor, and each also exercises voting and investment power over the shares of common stock held for the account of GLEA. As a result, each of UBS O’Connor, Mr. Russell and Mr. Martin may be deemed to have beneficial ownership of the shares of common stock held for the account of GLEA. Includes 9,411,764 shares of common stock issuable upon conversion of a convertible note held by GLEA.

Equity Compensation Plan Information

The following table provides information as of December 31, 2018 with respect to the shares of our common stock that may be issued under our existing equity compensation plan.

	A	B	C
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Equity Compensation Plans Approved by Stockholders	10,150,675	1.57	7,303,119
Equity Compensation Plans Not Approved by Stockholders	-	-	-
Total	10,150,675	1.57	7,303,119

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

All related party transactions are reviewed and approved by the Audit Committee, as required by the Audit Committee Charter.

Family Relationships

There are no family relationships among directors or executive officers of our Company.

Corporate Governance and Independent Directors

In compliance with the listing requirements of the NYSE American, we have a comprehensive plan of corporate governance for the purpose of defining responsibilities, setting high standards of professional and personal conduct and assuring compliance with such responsibilities and standards. We currently regularly monitor developments in the area of corporate governance to ensure we are in compliance with the standards and regulations required by the NYSE American. A summary of our corporate governance measures follows.

Independent Directors

We believe a majority of the members of our Board of Directors are independent from management. When making determinations from time to time regarding independence, the Board of Directors will reference the listing standards adopted by the NYSE American as well as the independence standards set forth in the Sarbanes-Oxley Act of 2002, or the SOX, and the rules and regulations promulgated by the Commission under that Act. We anticipate our Board of Directors will analyze whether a director is independent by evaluating, among other factors, the following:

•	Whether the member of the Board of Directors has any material relationship with us, either directly, or as a partner, stockholder or officer of an organization that has a relationship with us;

•	Whether the member of the Board of Directors is a current employee of our Company or any of our subsidiaries, or was an employee of our Company or any of our subsidiaries within three years preceding the date of determination;

•	Whether the member of the Board of Directors is, or in the three years preceding the date of determination has been, affiliated with or employed by (i) a present internal or external auditor of our Company or any affiliate of such auditor or (ii) any former internal or external auditor of our Company or any affiliate of such auditor, which performed services for us within three years preceding the date of determination;

•	Whether the member of the Board of Directors is, or in the three years preceding the date of determination has been, part of an interlocking directorate, in which any of our executive officers serve on the Compensation Committee of another company that concurrently employs the member as an executive officer;

•	Whether the member of the Board of Directors receives any compensation from us, other than fees or compensation for service as a member of the Board of Directors and any committee of the Board of Directors and reimbursement for reasonable expenses incurred in connection with such service and for reasonable educational expenses associated with Board of Directors or committee membership matters;

•	Whether an immediate family member of the member of the Board of Directors is a current executive officer of our Company or was an executive officer of our Company within three years preceding the date of determination;

•	Whether an immediate family member of the member of the Board of Directors is, or in the three years preceding the date of determination has been, affiliated with or employed in a professional capacity by (i) a present internal or external auditor of ours or any of our affiliates or (ii) any former internal or external auditor of our Company or any affiliate of ours which performed services for us within three years preceding the date of determination; and

•	Whether an immediate family member of the member of the Board of Directors is, or in the three years preceding the date of determination has been, part of an interlocking directorate, in which any of our executive officers serve on the Compensation Committee of another company that concurrently employs the immediate family member of the member of the Board of Directors as an executive officer.

The above list is not exhaustive and we anticipate that the Audit Committee will consider all other factors which could assist it in its determination that a director will have no material relationship with us that could compromise that director’s independence.

Under these standards, our Board of Directors has determined that Mr. Bar Shalev, Mr. Bronfeld, Dr. Schwartz and Mr. Granot are considered “independent” pursuant to the rules of the NYSE American and Section 10A(m)(3) of the Exchange Act. In addition, our Board of Directors has determined that these directors are able to read and understand fundamental financial statements and have substantial business experience that results in their financial sophistication, qualifying them for membership on our audit committee. Our Board of Directors has also determined that Mr. Yanai, Mr. Bar Shalev, Mr. Bronfeld, Mr. Granot and Dr. Schwartz are “independent” pursuant to the rules of the NYSE American.

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

The Board’s Role in Risk Oversight

Our Board of Directors oversees an enterprise-wide approach to risk management, designed to support the achievement of business objectives, including organizational and strategic objectives, to improve long-term organizational performance and enhance stockholder value. The involvement of our Board of Directors in setting our business strategy is a key part of its assessment of management’s plans for risk management and its determination of what constitutes an appropriate level of risk for the Company. The participation of our Board of Directors in our risk oversight process includes receiving regular reports from members of senior management on areas of material risk to our Company, including operational, financial, legal and regulatory, and strategic and reputational risks. While the full board has the ultimate oversight responsibility for the risk management process, various committees of the board also have responsibility for risk management. For example, financial risks, including internal controls, are overseen by the audit committee and risks that may be implicated by our executive compensation programs are overseen by the compensation committee. Upon identification of a risk, the assigned board committee or our full Board of Directors discuss or review risk management and risk mitigation strategies. Additional review or reporting on enterprise risks is conducted as needed or as requested by our Board of Directors or a committee thereof.

Item 14.	Principal Accountant Fees and Services

The following table sets forth fees billed to us by our independent registered public accounting firm during the fiscal years ended December 31, 2018 and 2017 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements; (ii) services by our independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees; (iii) services rendered in connection with tax compliance, tax advice and tax planning; and (iv) all other fees for services rendered.

	Year Ended December 31,
	2018		2017
Audit Fees		$207,343	$231,000
Audit Related Fees	$		$25,300
Tax Fees		$37,463	$33,179
All Other Fees		$-	$-

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

Our Audit Committee has the sole authority to approve the scope of the audit and any audit-related services, as well as all audit fees and terms. The Audit Committee must pre-approve any audit and non-audit services provided by our independent registered public accounting firm. The Audit Committee will not approve the engagement of the independent registered public accounting firm to perform any services that the independent registered public accounting firm would be prohibited from providing under applicable laws, rules and regulations, including those of self-regulating organizations. The Audit Committee will approve permitted non-audit services by our independent registered public accounting firm only if it determines that using a different firm to perform such services will be more effective or economical. The Audit Committee annually reviews and pre-approves the statutory audit fees that can be provided by the independent registered public accounting firm.

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

3.  Exhibits.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Date	Filed Herewith
3.1	Certificate of Incorporation of the Company	8-K	333-48677	3.1	April 1, 2016

3.2	Amendment to Certificate of Incorporation of the Company	Def 14A	001-33357	Appen. A	July 1, 2016

3.3	Second Amendment to Certificate of Incorporation of the Company	Def 14A	001-33357	Appen. A	October 17, 2018

3.4	Bylaws of the Company	8-K	001-33357	3.2	April 1, 2016

4.1	Form of Restricted Stock Agreement/Notice	8-K	001-33357	4.1	July 18, 2012

4.2	Indenture, dated as of December 7, 2016, between Protalix BioTherapeutics, Inc. the guarantors party thereto, The Bank of New York Mellon Trust Company, N.A., as trustee and Wilmington Savings Fund Society, FSB, as collateral agent	8-K	001-33357	4.1	December 7, 2016

4.3	Form of 7.50% Convertible Note due 2018 (Issued in Financing)	8-K	001-33357	4.2	December 7, 2016

4.4	Form of 7.50% Convertible Note due 2018 (Issued in Exchange)	8-K	001-33357	4.3	December 7, 2016

4.5	First Supplemental to Indenture, dated as of July 24, 2017, by and among Protalix BioTherapeutics, Inc., the guarantors party thereto, The Bank of New York Mellon Trust Company, N.A., as trustee, and Wilmington Savings Fund Society, FSB, as collateral agent	8-K	001-33357	4.2	July 25, 2017

4.6	Second Supplemental Indenture, dated as of November 27, 2017, by and among Protalix BioTherapeutics, Inc., the guarantors party hereto and The Bank of New York Mellon Trust Company, N.A., as trustee, registrar, paying agent and conversion agent	8-K	001-33357	4.1	December 1, 2017

10.1	2006 Stock Incentive Plan, as amended	Def 14A	001-33357	Appen. B	March 6, 2018

10.2	Employment Agreement between Protalix Ltd. and Yoseph Shaaltiel, dated as of September 1, 2004	8-K	001-33357	10.2	January 8, 2007

10.3	Employment Agreement between Protalix Ltd. and Einat Almon, dated as of December 19, 2004	8-K	001-33357	10.3	January 8, 2007

10.4	Employment Agreement between Protalix Ltd. and Yossi Maimon, dated as of October 15, 2006	8-K	001-33357	10.5	January 8, 2007

10.5	Lease Agreement between Protalix Ltd. and Angel Science Park (99) Ltd., dated as of October 28, 2003 as amended on April 18, 2005	8-K	001-33357	10.9	January 8, 2007

10.6	Unprotected Lease Agreement	10-K	001-33357	10.21	March 17, 2008

10.7†	Amended and Restated Agreement between Protalix Ltd. and Comercio e Serviços Ltda. dated June 17, 2013	10-Q	001-33357	10.1	May 8, 2014

10.8†	Technology Transfer and Supply Agreement made as of June 18, 2013 by and between Protalix Ltd. and Fundação Oswaldo Cruz	10-Q	001-33357	10.3	May 8, 2014

10.9	Employment Agreement with Moshe Manor dated September 28, 2014	8-K	001-33357	10.1	September 29, 2014

10.10†	Amended and Restated Exclusive License and Supply Agreement by and between Pfizer Inc. and Protalix Ltd., dated October 12, 2015	10-Q/A	001-33357	10.1	December 11, 2015

10.11	Form of Note Purchase Agreement, dated of December 1, 2016 among Protalix BioTherapeutics, Inc. and the Purchasers	8-K	001-33357	10.1	December 7, 2016

10.12	Form of Exchange Agreement, dated of December 1, 2016 among Protalix BioTherapeutics, Inc. and the Existing Holders	8-K	001-33357	10.2	December 7, 2016

10.13	Form of U.S. Security Agreement, dated of December 7, 2016 among Protalix BioTherapeutics, Inc., the guarantors party thereto and Wilmington Savings Fund Society, FSB, as collateral agent	8-K	001-33357	10.3	December 7, 2016

10.14	Form of Security Agreement/Debenture, dated of December 7, 2016 between Protalix BioTherapeutics, Inc. and Altshuler Shaham Trusts Ltd., as security trustee	8-K	001-33357	10.4	December 7, 2016

10.15†	Exclusive License and Supply Agreement dated as of October 17, 2017, made by and between Protalix Ltd. and Chiesi Farmaceutici S.p.A.	10-K	001-33357	10.16	March 6, 2018

10.16†	Exclusive U.S. License and Supply Agreement dated as of July 23, 2018, made by and between Protalix Ltd. and Chiesi Farmaceutici S.p.A.	10-Q	001-33357	10.1	November 7, 2018

21.1	Subsidiaries	10-K	001-33357	21.1	February 26, 2010

23.1	Consent of Kesselman & Kesselman, Certified Public Accountants (Isr.), A member of PricewaterhouseCoopers International Limited, independent registered public accounting firm for the Registrant					X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Certification of Chief Executive Officer					X

32.2	18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Certification of Chief Financial Officer					X

101.INS	XBRL INSTANCE FILE	X

101.SCH	XBRL SCHEMA FILE	X

101.CAL	XBRL CALCULATION FILE	X

101.DEF	XBRL DEFINITION FILE	X

101.LAB	XBRL LABEL FILE	X

101.PRE	XBRL PRESENTATION FILE	X

† Portions of this exhibit were omitted and have been filed separately with the Secretary of the Securities and Exchange Commission pursuant to the Registrant’s application requesting confidential treatment under Rule 24b-2 of the Exchange Act.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of March 18, 2019.

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

Signature	Title	Date

/s/ Moshe Manor	President, Chief Executive Officer	March 18, 2019
Moshe Manor	(Principal Executive Officer) and Director

/s/ Yossi Maimon	Chief Financial Officer, Treasurer and Secretary (Principal Financial	March 18, 2019
Yossi Maimon	and Accounting Officer)

/s/ Shlomo Yanai	Chairman of the Board	March 18, 2019
Shlomo Yanai

/s/ Amos Bar Shalev	Director	March 18, 2019
Amos Bar Shalev

/s/ Zeev Bronfeld	Director	March 18, 2019
Zeev Bronfeld

/s/ David Granot	Director	March 18, 2019
David Granot

/s/ Aharon Schwartz	Director	March 18, 2019
Aharon Schwartz, Ph.D.

PROTALIX BIOTHERAPEUTICS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the board of directors and stockholders of

Protalix Biotherapeutics, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Protalix BioTherapeutics, Inc. and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, changes in capital deficiency and cash flows for each of the three years in the period ended December 31, 2018 including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2018 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO because a material weakness in internal control over financial reporting existed as of that date related to accounting for revenue recognition in complex agreements.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in the accompanying Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2018 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in management’s report referred to above. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

March 14, 2019

We have served as the Company’s auditor since 2000.

Kesselman & Kesselman, Trade Tower, 25 Hamered Street, Tel-Aviv 6812508, Israel, P.O Box 5005 Tel-Aviv 6150001 Telephone: +972 -3- 7954555, Fax:+972 -3- 7954556, www.pwc.co.il

PROTALIX BIOTHERAPEUTICS, INC.
CONSOLIDATED BALANCE SHEETS
(U.S. dollars in thousands, except share and per share amounts)

	December 31,
	2017	2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$51,163	$37,808
Accounts receivable – Trade	1,721	4,729
Other assets	1,934	1,877
Inventories	7,833	8,569
Total current assets	62,651	52,983

NON-CURRENT ASSETS:
Funds in respect of employee right upon retirement	1,887	1,758
Property and equipment, net	7,676	6,390
Total assets	$72,214	$61,131

LIABILITIES NET OF CAPITAL DEFICIENCY

CURRENT LIABILITIES:

Accounts payable and accruals:
Trade	$7,521	$5,211
Other	9,310	10,274
Contracts liability		9,868
Convertible notes	5,921
Total current liabilities	22,752	25,353

LONG TERM LIABILITIES:
Convertible notes	46,267	47,966
Contracts liability	25,015	33,027
Liability for employee rights upon retirement	2,586	2,374
Other long term liabilities	5,051	5,292
Total long term liabilities	78,919	88,659
Total liabilities	101,671	114,012

COMMITMENTS (Note 6)

CAPITAL DEFICIENCY:
Common Stock, $0.001 par value: Authorized - as of December 31, 2017 and 2018,250,000,000 shares; issued and outstanding, respectively - as of December 31, 2017 and 2018, 143,728,797 shares and 148,382,299 shares, respectively	144	148
Additional paid-in capital	266,495	269,524
Accumulated deficit	(296,096)	(322,553)
Total capital deficiency	(29,457)	(52,881)
Total liabilities net of capital deficiency	$72,214	$61,131

The accompanying notes are an integral part of the consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(U.S. dollars in thousands, except share and per share amounts)

	Year ended December 31,
	2016	2017	2018
REVENUES FROM SELLING GOODS	$9,199	$19,242	$8,978
REVENUES FROM LICENSE AND R&D SERVICES		1,836	25,262
COST OF GOODS SOLD	(8,398)	(15,231)	(9,302)
RESEARCH AND DEVELOPMENT EXPENSES	(30,412)	(32,170)	(35,534)
Less – grants	5,804	3,336	2,204
RESEARCH AND DEVELOPMENT EXPENSES, NET	(24,608)	(28,834)	(33,330)
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(9,356)	(11,530)	(10,916)
OPERATING LOSS	(33,163)	(34,517)	(19,308)
FINANCIAL EXPENSES	(4,192)	(9,725)	(7,685)
FINANCIAL INCOME	589	188	536
LOSS FROM CHANGE IN FAIR VALUE OF CONVERTIBLE NOTES EMBEDDED DERIVATIVE	(6,473)	(38,061)
(LOSS) GAIN ON EXTINGUISHMENT OF CONVERTIBLE NOTES	14,063	(1,325)
FINANCIAL (EXPENSES) INCOME – NET	3,987	(48,923)	(7,149)
LOSS FROM CONTINUING OPERATIONS	(29,176)	(83,440)	(26,457)
LOSS FROM DISCONTINUED OPERATIONS	(189)
NET LOSS FOR THE YEAR	$(29,365)	$(83,440)	$(26,457)
Net loss per share of common stock – basic and diluted
Loss from continuing operations	$(0.29)	$(0.64)	$(0.18)
Loss from discontinued operations	(0.00)
Net loss per share of common stock	$(0.29)	$(0.64)	$(0.18)
Weighted average number of shares of common stock used in computing loss per share of common stock, basic and diluted	101,387,704	131,085,958	147,135,182

The accompanying notes are an integral part of the consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL DEFICIENCY
(U.S. dollars in thousands, except per share data)

			Additional
	Common	Common	paid–in	Accumulated
	Stock	Stock	Capital	deficit	Total
	Number of shares	Amount
Balance at January 1, 2016	99,800,397	100	194,064	(183,291)	10,873
Changes during 2016:
Issuance of common stock, net of issuance cost	23,846,735	24	6,824		6,848
Equity component of convertible notes			685		685
Share-based compensation related to stock options			920		920
Share-based compensation related to restricted stock award	7,843	*	68		68
Exercise of options granted to employee (including net exercise)	479,110	*	14		14
Net loss from continuing operations				(29,176)	(29,176)
Net loss from discontinued operations				(189)	(189)
Balance at December 31, 2016	124,134,085	124	202,575	(212,656)	(9,957)
Changes during 2017:
Share-based compensation related to stock options			337		337
Reclassification of embedded derivative			43,634		43,634
Convertible note conversions	19,594,712	20	18,634		18,654
Equity component of convertible notes			1,315		1,315
Net loss				(83,440)	(83,440)
Balance at December 31, 2017	143,728,797	144	266,495	(296,096)	(29,457)
Changes during 2018:
Share-based compensation related to stock options			498		498
Share-based compensation related to restricted stock award	29,898	*	16		16
Convertible notes conversions	2,009,968	2	1,367		1,369
Convertible notes payment	2,613,636	2	1,148		1,150
Net loss				(26,457)	(26,457)
Balance at December 31, 2018	148,382,299	148	269,524	(322,553)	(52,881)

* Represents an amount of less than $1 thousand.

The accompanying notes are an integral part of the consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

	Year ended December 31,
	2016	2017	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(29,365)	$(83,440)	$(26,457)
Loss from discontinued operations	(189)
Loss from continuing operations	(29,176)	(83,440)	(26,457)
Adjustments required to reconcile net loss to net cash used in operating activities:
Share based compensation	988	337	514
Depreciation	1,983	1,920	1,671
Financial expenses (income), net (mainly exchange differences)	13	(40)	20
Changes in accrued liability for employee rights upon retirement	10	(18)	(18)
(Gain) loss on amounts funded in respect of employee rights upon retirement	7	(21)	(46)
Loss (gain) on sale of fixed assets	(7)	6
Loss (gain) on extinguishment of convertible notes	(14,063)	1,325
Net loss (income) in connection with convertible notes		(116)	213
Change in fair value of convertible notes embedded derivative	6,473	38,061
Amortization of debt issuance costs and debt discount	568	2,334	2,602
Issuance of shares for interest payment in connection with conversions of convertible notes		2,391	234
Changes in operating assets and liabilities:
Increase (decrease) in contract liability (including non-current portion)	(411)	24,178	17,880
(Increase) decrease in accounts receivable and other assets	(1,133)	25	(3,099)
Decrease (increase) in inventories	522	(2,588)	(736)
Increase (decrease) in accounts payable and accruals	2,139	4,902	(761)
Increase in other long term liabilities		750	241
Net cash used in continuing operations	(32,087)	(9,994)	(7,742)
Net cash used in discontinued operations	(11)
Net cash used in operating activities	$(32,098)	$(9,994)	$(7,742)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	$(849)	$(971)	$(686)
Proceeds from sale of property and equipment	20	3
(Increase) decrease in restricted deposit	(106)	(146)	62
Amounts funded in respect of employee rights upon retirement, net	(32)	(5)	33
Net cash used in investing activities	$(967)	$(1,119)	$(591)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net payment for convertible notes		(10,961)	(4,752)
Net proceeds from issuance of convertible notes	19,681	9,542
Exercise of options	14
Net cash (used in) provided by financing activities	$19,695	$(1,419)	$(4,752)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	277	414	(270)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(13,093)	(12,118)	(13,355)
BALANCE OF CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	76,374	63,281	51,163
BALANCE OF CASH AND CASH EQUIVALENTS AT END OF YEAR	$63,281	$51,163	$37,808

The accompanying notes are an integral part of the consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

(CONTINUED)

	Year ended December 31,
	2016	2017	2018
SUPPLEMENTARY INFORMATION ON INVESTING AND FINANCING ACTIVITIES NOT INVOLVING CASH FLOWS:

Purchase of property and equipment	$595	$526	$225
Issuance of common stock, net of issuance cost	$6,848
Convertible note conversions		$16,263	$2,285

As to extinguishment of convertible notes, see note 8.

SUPPLEMENTARY DISCLOSURE ON CASH FLOWS
Interest paid	$3,659	$4,854	$4,585
The accompanying notes are an integral part of the consolidated financial statements.
F-8

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

On October 19, 2017, Protalix Ltd. and Chiesi Farmaceutici S.p.A. (“Chiesi”) entered into an Exclusive License and Supply Agreement (the “Chiesi Ex-U.S. Agreement”) pursuant to which Chiesi was granted an exclusive license for all markets outside of the United States to commercialize pegunigalsidase alfa. On July 23, 2018, Protalix Ltd. entered into an Exclusive License and Supply Agreement with Chiesi (the “Chiesi U.S. Agreement”), with respect to the commercialization of pegunigalsidase alfa in the United States.

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

Under the terms of both of the Chiesi agreements, Protalix Ltd. will manufacture all of the pegunigalsidase alfa needed under the agreements, subject to certain exceptions, and Chiesi will purchase pegunigalsidase alfa from Protalix, subject to certain terms and conditions. Under the Chiesi Ex-U.S. Agreement, Chiesi is required to make tiered payments of 15% to 35% of its net sales, depending on the amount of annual sales outside of the United States, as consideration for product supply. Under the Chiesi U.S. Agreement, Chiesi is required to make tiered payments of 15% to 40% of its net sales, depending on the amount of annual sales in the United States, as consideration for product supply.

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

In 2017, the Company received a purchase order from the Brazilian MoH for the purchase of alfataliglicerase for the treatment of Gaucher patients in Brazil for consideration of approximately $24.3 million. Shipments started in June 2017. The Company recorded revenues of $7.1 million and $3.7 million for sales of alfataliglicerase to Fiocruz in 2017 and 2018, respectively.

Based on its current cash resources and commitments, the Company believes it will be able to maintain its current planned development activities and the corresponding level of expenditures for at least 12 months from the date of approval of the financial statements as of December 31, 2018, although no assurance can be given that it will not need additional funds prior to such time. If there are unexpected increases in general and administrative expenses or research and development expenses, the Company may need to seek additional financing.

Revision of Prior Year Financial Information

The Company has identified an error in the recognized revenue for the last quarter of 2017 and accordingly has revised certain items in its consolidated financial statements for December 31, 2017 presented herein. The impact of the revision on the balance sheet as of December 31, 2017 was a decrease in Contracts Liability and in Accumulated Losses by $1.8 million and the impact on the statements of operations for the year then ended was an increase in Revenues and a correspondent decrease in the Loss for the year by the same amount. Loss per share was reduced by $0.01 as a result of the revision. The Company evaluated the materiality of the error from quantitative and qualitative perspectives, and concluded that the error was immaterial to the Company’s prior annual consolidated financial statements. Since the revision was not material to any prior interim period or annual consolidated financial statements, no amendments to previously filed interim or annual periodic reports was required. Consequently, the Company revised the historical consolidated financial information presented herein.

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

Deferred taxes are determined utilizing the assets and liabilities method based on the estimated future tax effects of the differences between the financial accounting and tax bases of assets and liabilities under the applicable tax laws. Deferred tax balances are computed using the tax rates expected to be in effect when those differences reverse. A valuation allowance in respect of deferred tax assets is provided if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company has provided a full valuation allowance with respect to its deferred tax assets. The Company used tax rates of 27%, 23% and 21%. See note 10.

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

On January 1, 2018, the Company adopted the new accounting standard, ASC 606, Revenue from Contracts with Customers (“ASC 606”), and all the related amendments, using the modified retrospective method. The implementation of this Accounting Standards Update (ASU) did not have a material impact on the Company’s consolidated financial statement.

The Company’s revenue recognition accounting policy from January 1, 2018, following the adoption of the new revenue standard

A contract with a customer exists only when: the parties to the contract have approved it and are committed to perform their respective obligations, the Company can identify each party’s rights regarding the distinct goods or services to be transferred (“performance obligations”), the Company can determine the transaction price for the goods or services to be transferred, the contract has commercial substance and it is probable that the Company will collect the consideration to which it will be entitled in exchange for the goods or services that will be transferred to the customer.

Revenues are recorded in the amount of consideration to which the Company expects to be entitled in exchange for performance obligations upon transfer of control to the customer.

1.	Revenues from selling products

The Company recognizes revenues from selling goods at a point in time when control over the product is transferred to customers (upon delivery).

2.	Revenues from Chiesi Agreements

According to ASC 606, a performance obligation is a promise to provide a distinct good or service or a series of distinct goods or services. Goods and services that are not distinct are bundled with other goods or services in the contract until a bundle of goods or services that is distinct is created. A good or service promised to a customer is distinct if the customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer and the entity’s promise to transfer the good or service to the customer is separately identifiable from other promises in the contract.

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

Revenue from additional research and development services ordered by Chiesi is recognized over time using the cost-to-cost method.

We accounted for the Chiesi U.S. agreement as a modification of the Chiesi Ex-U.S. Agreement. As such, the Company recorded revenue through a cumulative catch-up adjustment in the third quarter of 2018 in the amount of $6.2 million.

Our revenue recognition accounting policy prior to January 1, 2018, was materially the same.

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

The Company elects to account for forfeitures as they occur.

n.	Net (loss) earnings per share

Basic and diluted loss per share (“LPS”) are computed by dividing net loss by the weighted average number of shares of the Company’s Common Stock, par value $0.001 per share (the “Common Stock”) outstanding for each period.

Diluted LPS is calculated in continuing operations. The calculation of diluted LPS does not include 23,532,492, 76,848,199 and 74,583,792 shares of Common Stock underlying outstanding options, restricted shares of Common Stock and shares issuable upon conversion of the convertible notes for the fiscal years ended December 31, 2016, 2017 and 2018, respectively, because the effect would be anti-dilutive.

o.	Convertible notes

All outstanding convertible notes are accounted for using the guidance set forth in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (ASC) 815 requiring that the Company determine whether the embedded conversion option must be separated and accounted for separately. ASC 470-20 regarding debt with conversion and other options requires the issuer of a convertible debt instrument that may be settled in cash upon conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The Company accounted for the 2018 Notes (as defined in note 8a) as a liability, on an aggregated basis, in their entirety.

The 2021 Notes were accounted for partially as liability and equity components of the instrument and partially as a debt host contract with an embedded derivative resulting from the conversion feature. During the year ended December 31, 2017, the embedded derivative was reclassified to additional paid in capital, see note 8.

Issuance costs regarding the issuance of the 2021 Notes are amortized using the effective interest rate. The debt discount and debt issuance costs regarding the issuance of the 2018 Notes are deferred and amortized over the 2018 Notes period (5 years).

PROTALIX BIOTHERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (continued):

As of December 31, 2018, a total of $57.9 million aggregate principal amount of the 2021 Notes were outstanding. In addition, as of December 31, 2018, none of the 2018 Notes were outstanding.

p.	Recently adopted standards

In May 2014, the FASB issued guidance on revenues from contracts with customers that superseded most current revenue recognition guidance, including industry-specific guidance. The underlying principle is to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled to in exchange for those goods or services. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions require capitalization of certain contracts costs, consideration of the time value of money in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The guidance also requires enhanced disclosures regarding the nature, amount timing and uncertainty of revenues and cash flows arising from an entity’s contracts with customers. On January 1, 2018, the Company adopted the new accounting standard, ASC 606, and all the related amendments, using the modified retrospective method. The implementation of this Accounting Standards Update (ASU) did not have a material impact on the Company’s consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a Consensus of the FASB Emerging Issues Task Force) (“ASU 2016-18”), which requires entities to include amounts generally described as restricted cash and restricted cash equivalents in cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for annual reporting periods (including interim periods within those annual reporting periods) beginning after December 15, 2017. This standard, adopted as of January 1, 2018, had no material impact on the Company’s financial statements.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments—Overall (Subtopic 825-10), which addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The amended guidance requires changes in the fair value of equity investments to be recognized through net income, rather than other comprehensive income. This standard was adopted on January 1, 2018 and its adoption had no material impact on the Company’s financial statements.

q.	Recently issued accounting pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes the existing guidance for lease accounting, Leases (Topic 840). The new standard requires lessees to record assets and liabilities on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The Company plans to adopt the standard as of January 1, 2019 on a modified retrospective basis and will not restate comparative periods. The Company will elect the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allows the Company to carryforward the historical lease classification. The Company will make an accounting policy election to keep leases with an initial term of 12 months or less off of the balance sheet. The Company will recognize those lease payments in the Statements of Operations on a straight-line basis over the lease period. The Company expects that adoption of the standard will result in recognition of approximately $5.9 million of lease assets and lease liabilities as of January 1, 2019 on the Company’s balance Sheets.

In June 2018, the FASB issued ASU 2018-07, “Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-based Payment Accounting” that expands the scope of ASC Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of ASC Topic 718 to nonemployee awards except for certain exemptions specified in the amendment. The guidance is effective for fiscal years beginning after December 15, 2018, including interim reporting periods within that fiscal year. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. The Company does not expect to have a material impact on its financial statements.

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

Stock Purchase Agreement - the Company issued 5,649,079 shares of Common Stock to Pfizer.

Promissory note – as of the date of the amendment, the Company owed Pfizer $4.3 million as a result of the accumulated losses incurred by the Collaboration Operation. Following the new agreements, the Company committed to pay Pfizer the principal sum of the debt at the earlier of (a) November 12, 2020 and (b) the date upon which it becomes due pursuant to any event of default, as defined. The promissory note is presented in “other long term liabilities.”

The Amended Pfizer Agreement resulted in a discontinued operation as defined under ASU 2014-08 because it represented a strategic shift for the Company that has a major effect on the entity’s operations and financial results.

Revenues from the Pfizer Agreements as well as revenues from sales of Elelyso in Israel were presented as discontinued operations. The impact of the discontinued operations in the results of 2016 is immaterial.

2.	In October 2017, Protalix Ltd. entered into the Chiesi Ex-U.S. Agreement with respect to the commercialization of pegunigalsidase alfa (hereafter – the drug) for treatment of Fabry disease. Under the terms of the Chiesi Agreement, Protalix Ltd. granted to Chiesi exclusive licensing rights for the commercialization of the drug for all markets outside of the United States. At the effective date, Protalix Ltd. had maintained the exclusive commercialization rights to the drug in the United States, which rights were subsequently granted to Chiesi in July 2018.

Protalix Ltd. will be mainly responsible for (i) continuing the development of the drug until a regulatory approval is granted and (ii) manufacture and supply the drug to Chiesi, based on Chiesi’s requests.

The consideration consists of the following:

a. Upfront, non-refundable payment of $25.0 million.

b. Additional payments of up to $25.0 million in development costs, capped at $10.0 million per year.

c. Milestone payments of up to $320.0 million with respect to certain regulatory and commercial events as defined in the Chiesi Agreement.

d. Additional payments as consideration for the supply of the drug. The payment will vary from 15% to 35% of Chiesi’s average selling price of the drug, depending on the amount of annual sales.

e. Protalix will be the sole manufacturer of the drug.

Chiesi does not have sublicensing rights (except for certain territories).

3.	In July 2018, Protalix Ltd. entered into the Chiesi U.S. Agreement with respect to the commercialization of the drug for treatment of Fabry disease. Under the terms of the Chiesi U.S. Agreement, Protalix Ltd. granted to Chiesi exclusive licensing rights for the commercialization of the drug for all markets in the United States.

Protalix Ltd. will be mainly responsible for (i) continuing the development of the drug until a regulatory approval is granted and (ii) manufacture and supply the drug to Chiesi, based on Chiesi’s requests.

PROTALIX BIOTHERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - COMMERCIALIZATION AGREEMENTS (continued):

The consideration consists of the following:

a. Upfront, non-refundable payment of $25.0 million.

b. Additional payments of up to $20.0 million in development costs, capped at $7.5 million per year.

c. Milestone payments of up to $760.0 million with respect to certain regulatory and commercial events as defined in the Chiesi Agreement.

d. Additional payments as consideration for the supply of the drug. The payment will vary from 15% to 40% of Chiesi’s average selling price of the drug, depending on the amount of annual sales.

e. Protalix will be the sole manufacturer of the drug.

Chiesi does not have sublicensing rights.

4.	On June 18, 2013, the Company entered into the Brazil Agreement with Fiocruz for alfataliglicerase. Fiocruz’s purchases of alfataliglicerase to date have been significantly below certain agreed upon purchase milestones and, accordingly, the Company has the right to terminate the Brazil Agreement. Notwithstanding, the Company is, at this time, continuing to supply alfataliglicerase to Fiocruz under the Brazil Agreement, and patients continue to be treated with alfataliglicerase in Brazil. Approximately 10% of adult Gaucher patients in Brazil are currently treated with alfataliglicerase. The Company is discussing with Fiocruz potential actions that Fiocruz may take to comply with its purchase obligations and, based on such discussions, the Company will determine what it believes to be the course of action that is in the best interest of the Company.

NOTE 3 - PROPERTY AND EQUIPMENT

a.	Composition of property and equipment grouped by major classifications is as follows:

	December 31,
(U.S. dollars in thousands)	2017	2018
Laboratory equipment	$16,561	$16,732
Furniture and computer equipment	2,438	2,565
Leasehold improvements	16,123	16,191
Equipment under construction	19	18
	$35,141	$35,506
Less – accumulated depreciation and amortization	(27,465)	(29,116)
	$7,676	$6,390

b.	Depreciation in respect of property and equipment totaled approximately $2.0 million, $1.9 million and $1.7 million for the years ended December 31, 2016, 2017 and 2018, respectively.

NOTE 4 - INVENTORIES

a.	Inventories at December 31, 2017 and 2018 consisted of the following:

	December 31,
(U.S. dollars in thousands)	2017	2018
Raw materials	$3,838	$3,792
Work in progress	485
Finished goods	3,510	4,777
Total inventory	$7,833	$8,569

b.	During the years ended December 31, 2017 and 2018, the Company recorded approximately $0.5 million and $1.1 million, respectively, for write-down of inventory under cost of goods sold.

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

The liability is funded in part from the purchase of insurance policies or by the establishment of pension funds with dedicated deposits in the funds. The amounts used to fund these liabilities are included in the Company’s balance sheets under “Funds in respect of employee rights upon retirement.” These policies are the Company’s assets. However, under labor agreements and subject to certain limitations, any policy may be transferred to the ownership of the individual employee for whose benefit the funds were deposited. In the years ended December 31, 2016, 2017 and 2018, the Company deposited approximately $164,000, $166,000 and $145,000, respectively, with insurance companies in connection with its severance payment obligations.

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

The amounts of severance pay expenses were approximately $842,000, $906,000 and $781,000 for each of the years ended December 31, 2016, 2017 and 2018, respectively, of which approximately $675,000, $746,000 and $620,000 in the years ended December 31, 2016, 2017 and 2018, respectively, were in respect of the Contribution Plans. Gain (loss) on amounts funded in respect of employee rights upon retirement totaled approximately ($7,000), $21,000 and $46,000 for the years ended December 31, 2016, 2017 and 2018, respectively.

The Company expects to contribute approximately $748,000 in the year ending December 31, 2019 to insurance companies in connection with its severance liabilities for its operations for that year, approximately $604,000 of which will be contributed to one or more Contribution Plans.

During the five-year period following December 31, 2018, the Company expects to pay future benefits to three employees upon each such employee’s normal retirement age. The Company anticipates that the benefits payable will be approximately $248,000.

NOTE 6 - COMMITMENTS

a.	Royalty Commitments

1.	The Company is obligated to pay royalties to NATI on proceeds from the sale of products developed from research and development activities that were funded, partially, by grants from NATI or its predecessor, the Office of the Israeli Innovation Authority (IIA). At the time the grants were received, successful development of the related projects was not assured.

In the case of failure of a project that was partly financed as described above, the Company is not obligated to pay any such royalties or repay funding received from NATI or the IIA.

PROTALIX BIOTHERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - COMMITMENTS (continued):

Under the terms of the applicable funding arrangements, royalties of 3% to 6% are payable on the sale of products developed from projects funded by NATI or the IIA, which payments shall not exceed, in the aggregate, 100% of the amount of the grant received (dollar linked), plus, commencing upon January 1, 2001, interest at an annual rate based on LIBOR. In addition, if the Company receives approval to manufacture products developed with government grants outside the State of Israel, it will be required to pay an increased total amount of royalties (possibly up to 300% of the grant amounts plus interest), depending on the manufacturing volume that is performed outside the State of Israel, and, possibly, an increased royalty rate.

Royalty expenses to NATI or the IIA are included in the statement of operations as a component of the cost of revenues both in continuing and discontinued operations and were approximately $288,000, $1,384,000 and $1,619,000 during the years ended December 31, 2016, 2017 and 2018, respectively.

At December 31, 2017 and 2018, the maximum total royalty amount payable by the Company under these funding arrangements is approximately $42.2 million and $41.9 million, respectively (without interest, assuming 100% of the funds are payable).

2.	The Company is a party to certain research and license agreements. Under the agreements, the Company is obligated to pay royalties at varying rates from its future revenues. The aggregate royalties payable under all of the agreements is equal to a varying range of percentages of net sales of licensed products. Royalty expenses under the agreements are included in the statement of operations as a component of the cost of revenues both in continuing and discontinued operations and were approximately $286,000, $0 and $0 during the years ended December 31, 2016, 2017 and 2018, respectively.

Under each agreement, the Company is also obligated to pay milestone, licensing and other payments to the counterparties of the agreement. The payments under the agreements are for varying amounts and are subject to varying conditions. If all of the contingencies with respect to milestone payments under the research and license agreements are met, the aggregate milestone payments total payable would be approximately $14.3 million and would be payable, if at all, as the Company’s projects progress over the course of a number of years. Milestone payments of $300,000, $0 and $0 were made during the years ended December 31, 2016, 2017 and 2018, respectively.

None of the agreements has a fixed termination date. Subject to earlier termination for other reasons, each agreement terminates after a certain number of years following the first commercial sale of any licensed product under the agreement or after a certain number of years without the initiation of commercial sales of any product under the agreement.

b.	Subcontracting Agreements

The Company has entered into sub-contracting agreements with several clinical providers and consultants in Israel, the United States and certain other countries in connection with its primary product development process. As of December 31, 2018, total commitments under said agreements were approximately $18.8 million.

c.	Lease Agreements

The Company is a party to a number of lease agreements for its facilities, the latest of which has been extended until 2021. The Company has the option to extend certain of such agreements on two additional occasions for additional five-year periods each, for a total of 10 additional years. Under the leases, the aggregate monthly rental payments are approximately $63,000. As of December 31, 2018, the Company provided bank guarantees of approximately $402,000, in the aggregate, to secure the fulfillment of its obligations under the lease agreements. The future minimum lease payments required under the operating leases for such premises are approximately $758,000, $758,000 and $621,000, for fiscal years 2019 through 2021, respectively. Lease expenses totaled approximately $1.0 million, $775,000 and 783,000 for each of the years ended December 31, 2016, 2017 and 2018, respectively.

PROTALIX BIOTHERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - COMMITMENTS (continued):

d.	Vehicle Lease and Maintenance Agreements

The Company entered into several three-year lease and maintenance agreements for vehicles which are regularly amended as new vehicles are leased. The current monthly lease fees aggregate approximately $43,000. The expected lease payments for the years ending December 31, 2019, 2020 and 2021 are approximately $474,000, $333,000 and $82,000, respectively.

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

On December 14, 2006, the Board of Directors adopted the Protalix BioTherapeutics, Inc. 2006 Stock Incentive Plan, as amended (the “Plan”). The Plan has since been amended to, among other things, increase the number of shares of common stock available under the Plan to 23,841,655 shares. The grant of options to Israeli employees under the Plan is subject to the terms stipulated by Sections 102 and 102A of the Israeli Income Tax Ordinance. Each option grant is subject to the track chosen by the Company, either Section 102 or Section 102A of the Israeli Income Tax Ordinance, and pursuant to the terms thereof, the Company is not allowed to claim, as an expense for tax purposes, the amounts credited to employees as a benefit, including amounts recorded as salary benefits in the Company’s accounts, in respect of options granted to employees under the Plan, with the exception of the work-income benefit component, if any, determined on the grant date. For Israeli non-employees, the share option plan is subject to Section 3(i) of the Israeli Income Tax Ordinance.

As of December 31, 2018, 7,303,119 shares of Common Stock remain available for grant under the Plan.

For purposes of determining the fair value of the options and restricted stock granted to employees and non-employees, the Company’s management uses the fair value of the Common Stock.

From January 1, 2016 through December 31, 2018, the Company granted options and shares of restricted stock to certain employees and non-employees as follows:

1.	Options and restricted stock granted to employees:

a)	Below is a table summarizing all of the options grants to employees during the year ended December 31, 2018:

Year of grant	No. of options granted	Exercise price	Vesting period	Fair value at grant (U.S. dollars in thousands)	Expiration period
2018	4,000,000	$0.56	4 years	$1,200	10 years
2018	2,360,000	$0.51	4 years	$700	10 years

Set forth below are grants made by the Company to employees (including related parties) during the three-year period ended December 31, 2018 (such grants appear in the table above):

PROTALIX BIOTHERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - SHARE CAPITAL (continued):

On September 13, 2018, the Company’s compensation committee approved the grant of 10-year options to purchase, in the aggregate, 6,360,000 shares of Common Stock, of which options to purchase 4,000,000 shares of Common Stock were granted to the Company’s executive officers and options to purchase 2,360,000 shares of Common Stock were granted to other employees with an exercise price equal to $0.56 per share and $0.51 per share, respectively, under the Plan. The options vest over a four-year period in 16 equal quarterly increments. Vesting of the options granted to the executive officers is subject to acceleration in full upon a Corporate Transaction or a Change in Control, as those terms are defined in the Plan, and are subject to certain other terms and conditions. The Company estimated the fair value of the options on the date of grant using the Black-Scholes option-pricing model to be approximately $1.9 million based on the following weighted average assumptions: share price equal to $0.51; dividend yield of 0% for all years; expected volatility of 64.3%; risk-free interest rates of 2.9%; and expected life of six years.

b)       The total unrecognized compensation cost of employee stock options at December 31, 2018 is approximately $1,524,000. The unrecognized compensation cost of employee stock options is expected to be recognized over a weighted average period of 1.18 years.

The total cash received from employees as a result of employee stock option exercises for the years ended December 31, 2016, 2017 and 2018 was approximately $14,000, $0 and $0, respectively. The Company did not realize any tax benefit in connection with these exercises.

2.	Options granted to consultants, directors, and other service providers:

During the three years ended December 31, 2018 there were no options granted by the Company to its consultants, directors, and other service providers. In addition, during the three years ended December 31, 2018, there were no option exercises by any of the Company’s consultants, directors, and other service providers and, consequently, no shares of Common Stock were issued in connection with exercises of options by, nor was any cash received from, the Company’s consultants, directors, and other service providers during such period.

3.	A summary of share option plans, and related information, under all of the Company’s equity incentive plans for the years ended December 31, 2016, 2017 and 2018 is as follows:

a.	Options granted to employees:

	Year ended December 31,
	2016		2017		2018
		Weighted		Weighted		Weighted
	Number	average	Number	Average	Number	average
	of	exercise	of	Exercise	of	exercise
	options	price	options	Price	options	price
Outstanding at beginning of year	6,952,293	$3.363	4,884,211	$3.617	4,729,617	$3.604
Changes during the year:
Granted					6,360,000	0.541
Forfeited and Expired	1,514,957	3.748	154,594	4.004	1,088,942	4.604
Exercised (*)	553,125	0.067
Outstanding at end of year	4,884,211	$3.617	4,729,617	$3.604	10,000,675	$1.547
Exercisable at end of year	3,498,492	$4.296	4,457,461	$3.696	3,944,863	$3.065

(*) The total intrinsic value of options exercised during the years ended December 31, 2016, 2017 and 2018, was approximately $213,000, $0 and $0, respectively.

PROTALIX BIOTHERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – SHARE CAPITAL (continued):

b.	Restricted stock granted to employees:

Year ended December 31, 2016
Number of shares of restricted stock
Outstanding at beginning of year	127,874
Changes during the year:
Vested	127,874
Forfeited	-
Outstanding at end of year	-

c.	Options and restricted stocks granted to consultants, directors, and other service providers:

	Year ended December 31,
	2016		2017		2018
	Number		Number		Number
	of	Weighted	of	Weighted	of	Weighted
	options/	average	options/	average	options/	average
	restricted	exercise	restricted	exercise	restricted	exercise
	stock	price	stock	price	stock	price
Outstanding at beginning of Year	637,209	$11.638	208,000	$3.156	200,000	$3.282
Changes during the year:
Expired	429,209	15.748	8,000	0.001	50,000	3.02
Vested restricted stock
Outstanding at end of year	208,000	3.156	200,000	3.282	150,000	3.37
Exercisable at end of year	170,500	$3.109	200,000	$3.282	150,000	$3.37

d.	The following tables summarize information concerning outstanding and exercisable options and restricted stock as of December 31, 2018:

December 31, 2018
Options outstanding			Options exercisable
Exercise prices	Number of options outstanding at end of year	Weighted average remaining contractual life	Number of options exercisable	Weighted average remaining contractual life
n/a (Restricted Stock)			n/a	n/a
$0.51	2,360,000	9.71	147,500	9.71
$0.56	4,000,000	9.71	250,000	9.71
$1.720	1,623,593	6.22	1,530,281	6.22
$2.370	900,000	5.74	900,000	5.74
$2.650	209,082	0.15	209,082	0.15
$3.370	150,000	5.56	150,000	5.56
$6.900	680,000	1.15	680,000	1.15
$7.550	160,000	0.56	160,000	0.56
$9.660	68,000	1.83	68,000	1.83
	10,150,675		4,094,863

PROTALIX BIOTHERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – SHARE CAPITAL (continued):

e.	The following table illustrates the effect of share-based compensation on the statement of operations:

	Year ended December 31,
(U.S. dollars in thousands)	2016	2017	2018
Research and development expenses	$571	$182	$310
Selling, general and administrative expenses	417	155	204
	$988	$337	$514

c.	Private and 144A Offerings

1.	On December 7, 2016, the Company exchanged with certain existing note holders $54.052 million aggregate principal amount of the Company’s outstanding 2018 Notes for, among other consideration, $40.186 million aggregate principal amount of the 2021 Notes (as described in note 8b) and for 23,846,735 shares of common stock. See also note 8b.

2.	On July 24, 2017, the Company entered into a Note Purchase Agreement with certain institutional investors relating to the private issuance and sale by the Company of $10 million in aggregate principal amount of its 2021 Notes. The 2021 Notes were issued pursuant to the base indenture dated December 7, 2016. Concurrently, the Company exchanged with certain existing note holders $9.0 million aggregate principal amount of the Company’s outstanding 2018 Notes for $8.55 million aggregate principal amount of newly issued 2022 Notes (as described in note 8c). See also note 8c.

3.	On May 22, 2018, the Company agreed to a privately negotiated exchange with certain existing note holders to exchange $3,423,000 aggregate principal amount of the Company’s outstanding 2018 Notes for 2,613,636 shares of the Company’s common stock and $2.23 million in cash to cover outstanding principal and accrued interest on the exchanged 2018 Notes. See also note 8a.

NOTE 8 - CONVERTIBLE NOTES

a.	4.5% Convertible Notes (“2018 Notes”)

On September 18, 2013, the Company completed a private placement of $69.0 million in aggregate principal amount of Senior Convertible Notes (the “2018 Notes”), including $9.0 million aggregate principal amount of 2018 Notes related to the initial purchaser’s over-allotment option, which was exercised in full. On September 15, 2018, the 2018 Notes matured and have been paid in full.

In connection with the completion of the offering of the 2018 Notes, the Company had entered into an indenture with The Bank of New York Mellon Trust Company, N.A., as trustee, governing the 2018 Notes. The 2018 Notes accrued interest at a rate of 4.50% per year, payable semiannually in arrears. In December 2016, $54.1 million aggregate principal amount of 2018 Notes were exchanged for 2021 Notes and shares of common stock (see also note 8b) and in July 2017, $9.0 million aggregate principal amount of 2018 Notes were exchanged for 2022 Notes as defined in note 8c (see also note 8c).

The initial conversion rate for the 2018 Notes was 173.6593 shares of the Common Stock for each $1,000 principal amount of 2018 Notes (equivalent to an initial conversion price of approximately $5.76 per share of the Common Stock), and was subject to adjustment for certain events but will not be adjusted for any accrued and unpaid interest.

On June 2018, the Company exchanged $3.423 million aggregate principal amount of the Company’s 2018 Notes for 2,613,636 shares of Common Stock and approximately $2.23 million in cash and delivered the necessary funds under the indenture governing the 2018 Notes to effectively discharge such notes, which was $2.53 million. On September 15, 2018, the 2018 Notes matured and were paid in full.

PROTALIX BIOTHERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - CONVERTIBLE NOTES (continued):

The following table sets forth total interest expense recognized for the years ended December 31, 2016, 2017 and 2018 related to the 2018 Notes:

	Year ended December 31,
(U.S. Dollars in thousands)	2016	2017	2018
Contractual interest expense	$2,943	$501	$139
Amortization of debt issuance costs and debt discount	421	71	15
Gain from early redemption			(32)
Total	$3,364	$572	$122

b.	7.5% Convertible Notes (“2021 Notes”)

On December 1, 2016, the Company entered into a note purchase agreement with institutional investors, which held part of the 2018 Notes (the “2016 Purchasers”), relating to the sale by the Company of $22.5 million aggregate principal amount of 7.50% Senior Secured Convertible Notes due 2021 in a private placement pursuant to Section 4(a)(2) under the Securities Act of 1933, as amended (the “Securities Act”). Concurrently with the consummation of the private placement of the 2021 Notes, the Company entered into a privately negotiated exchange agreement (the “2016 Exchange Agreement”) with certain existing note holders identified therein to exchange $54.1 million aggregate principal amount of the Company’s outstanding 2018 Notes for (i) $40.186 million aggregate principal amount of 2021 Notes, (ii) 23,846,735 shares of Common Stock and (iii) cash, equal to the accrued and unpaid interest on the 2018 Notes and any fractional shares. The closing date of the purchase agreement and the 2016 Exchange Agreement was December 7, 2016. The issuance of the 2021 Notes and shares in the exchange and the private placement were made in reliance on the exemption from the registration requirements of the Securities Act pursuant to Section 4(a)(2) thereof. The net proceeds from the private placement were $19.7 million, after deducting the placement agent’s fees and the Company’s estimated offering expenses.

In connection with the completion of the exchange and the private placement, the Company entered into an indenture (the “2016 Indenture”) with The Bank of New York Mellon Trust Company, N.A., as trustee, governing the 2021 Notes. The 2021 Notes accrue interest at a rate of 7.50% per year, payable semiannually in arrears on May 15 and November 15 of each year, beginning on May 15, 2017. A portion of the interest payable may be made in shares of Common Stock at the Company’s election. The Notes will mature on November 15, 2021.

On July 24, 2017, the Company entered into another note purchase agreement with certain institutional investors relating to the private issuance and sale by the Company of $10.0 million in aggregate principal amount of its 2021 Notes. The 2021 Notes were issued pursuant to the 2016 Indenture dated (December 7, 2016). The net proceeds from this purchase agreement were $9.5 million, after deducting the Company’s offering expenses.

Holders may convert their 2021 Notes at any time. The initial conversion rate for the 2021 Notes is 1,176.4706 shares of the Common Stock for each $1,000 principal amount of 2021 Notes (equivalent to an initial conversion price of approximately $0.85 per share of the Common Stock). Upon conversion, the Company may settle the 2021 Notes by paying or delivering, as the case may be, cash, shares of Common Stock or a combination thereof, at the Company’s election.

During the year ended December 31, 2018, note holders converted $1.15 million aggregate principal amount of the 2021 Notes into a total of 1,537,415 shares of Common Stock and cash payments of approximately $15,887, in the aggregate. As of December 31, 2018, a total of $57.9 million aggregate principal amount of the 2021 Notes were outstanding.

PROTALIX BIOTHERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - CONVERTIBLE NOTES (continued):

Prior to the maturity date, the Company may redeem in cash:

a)	any or all of the 2021 Notes if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days exceeds 150% of the conversion price on each applicable trading day, or

b)	all of the 2021 Notes then outstanding if the aggregate principal amount of the 2021 Notes then outstanding is less than 15% of the aggregate principal amount of the notes issued.

No redemption was made during the years 2017 and 2018.

The 2021 Notes are guaranteed by the Restricted Subsidiaries (as defined in the 2016 Indenture) and are secured by a first-priority security interest in all of the present and after-acquired assets of the Company and each of the Restricted Subsidiaries (the “Collateral”), including, but not limited to, (i) 100% of the capital stock of the Guarantors (as defined in the 2016 Indenture) and each Restricted Subsidiary of the Company that is held by the Company or any Restricted Subsidiary, (ii) intellectual property, including all copyrights, copyright licenses, patents, patent licenses, software, trademarks, trademark licenses and trade secrets and other proprietary information, including, but not limited to, domain names, (iii) all cash, deposit accounts, securities accounts, commodities accounts and contract rights, (iv) all real property and leased property, subject to applicable minimum thresholds, as set forth in the 2016 Indenture, and (v) all other tangible and intangibles of the Company and the Guarantors. In connection with the grant of such liens, the Company entered into certain agreements with both Wilmington Savings Fund Society, FSB, as collateral agent in the United States, and with Altshuler Shaham Trusts Ltd., as security trustee in Israel. The 2016 Indenture restricts the ability of the Company, the Subsidiaries and any future subsidiaries to make certain investments, including transfers of the Company’s assets that constitute collateral securing the 2016 Notes, in its existing and future foreign subsidiaries, subject to certain exceptions.

Upon (i) the occurrence of a fundamental change (as defined in the 2016 Indenture) or (ii) if the Company calls the 2021 Notes for redemption as described below (either event, a “make-whole fundamental change”) and a holder elects to convert its 2021 Notes in connection with such make-whole fundamental change, the Company will, in certain circumstances, increase the conversion rate by a number of additional shares (the “Additional Shares”). In no event will the conversion rate exceed the maximum conversion rate, which is 1,787.3100 shares per $1,000 principal amount of 2021 Notes, which amount is inclusive of repayment of the principal of the 2021 Notes.

If a fundamental change occurs at any time, holders will have the right, at their option, to require the Company to purchase for cash any or all of the 2021 Notes, or any portion of the principal amount thereof, that is equal to $1,000 or an integral multiple of $1,000 in excess thereof, on a date of the Company’s choosing that is not less than 20 calendar days nor more than 35 calendar days after the date of the applicable fundamental change company notice. The price the Company is required to pay for a 2021 Note is equal to 100% of the principal amount of such 2021 Note plus accrued and unpaid interest, if any, to, but excluding, the fundamental change purchase date.

For accounting purposes, since the terms of the 2018 Notes and the 2021 Notes are substantially different, the 2016 Exchange Agreement was considered as an extinguishment, which in essence means recording a gain due to the 2018 Notes that were exchanged for the 2021 Notes recorded at fair value as of the closing date. The gain on extinguishment of $14.1 million was recognized.

PROTALIX BIOTHERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - CONVERTIBLE NOTES (continued):

As the settlement upon conversion was subject to compliance with the listing standards of the NYSE American, until the Company’s stockholders’ approval was obtained, the Company was prohibited by these rules from issuing shares in excess of 20% of its outstanding shares (calculated as of December 1, 2016). The accounting guidance assumed that the conversion will be settled in cash and, as such, is precluded from equity classification for any part of the 2021 Notes that may have cash settlement. As such, that part of the conversion feature was accounted for as a derivative which is bifurcated from the debt host contract and was measured at fair value through the statement of operations until the Company’s stockholders approved, in April 2017, the issuance of shares in excess of 20% of its outstanding shares. On April 12, 2017, the Company’s stockholders approved the issuance of shares of the Company’s Common Stock in excess of 20% of the Company’s outstanding shares of Common Stock to settle conversion requests and pay interest on the Company’s issued 2021 Notes. As a result, the Company reclassified the embedded derivative to additional paid in capital. During 2017, the measurement of the derivative resulted in a non-cash charge to the Company’s statement of operations of $38,061 thousand. The conversion feature of the 2021 Notes issued in July 2017 is accounted for as equity, which is bifurcated from the debt host contract. With respect to the remainder of the 2021 Notes, for which the conversion feature qualifies for equity classification (since upon conversion the Company at its election may settle the 2021 Notes by paying cash, shares of Common Stock or a combination of cash and shares of Common Stock) separate liability (debt) and equity (conversion option) components of such 2021 Notes were recorded. The Company measures the liability according to amortized cost using the effective interest method.

The Company prepared a valuation of the fair value of the 2021 Notes (a Level 3 valuation) for the issuance dates. The value of the 2021 Notes was estimated by implementing the binomial model. The liability component was valued based on the Income Approach. The following parameters were used:

	December 7, 2016	July 24, 2017
Stock price (USD)	0.3	0.77
Expected term	4.94	4.32
Risk free rate	1.86%	1.74%
Volatility	54.12%	63.79%
Yield	13.98%	11.56%

The following table sets forth total interest expense recognized related to the 2021 Notes:

	Year Ended December 31,
(U.S. Dollars in thousands)	2016	2017	2018
Contractual interest expense	$313	$4,434	$4,359
Debt discount amortization	147	2,309	2,587
Gain on extinguishment	(14,063)
Change in fair value of convertible note embedded derivative	6,473	38,061
Interest payment in connection with conversions		3,918	234
Loss (Income) in connection with conversions		(1,643)	245
Total	$(7,130)	$47,079	$7,425

c.	4.5% Convertible Notes Due 2022 (“2022 Notes”)

On July 24, 2017, the Company entered into a privately negotiated exchange agreement (the “2017 Exchange Agreement”) with certain existing note holders identified therein to exchange $9.0 million aggregate principal amount of the Company’s outstanding 2018 Notes for (i) $8.55 million aggregate principal amount of the Company’s 4.5% convertible promissory notes due 2022, (ii) $275,000 in cash consideration and (iii) cash, equal to the accrued and unpaid interest on the exchanged 2018 Notes.

As the terms of the 2018 Notes and the 2022 Notes were substantially different, the 2017 Exchange Agreement was considered an extinguishment of debt, which in essence means recording a loss due to the 2018 Notes that were exchanged for the 2022 Notes recorded at fair value as of the closing date. The Company recognized a loss of $1.3 million due to the extinguishment.

PROTALIX BIOTHERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - CONVERTIBLE NOTES (continued):

The Company prepared a valuation of the fair value of the 2022 Notes (a Level 3 valuation) for the issuance date. The value of the 2022 Notes was estimated by implementing the binomial model. The liability component was valued based on the Income Approach. The following parameters were used:

July 24, 2017
Stock price (USD)	0.77
Expected term	4.57
Risk free rate	1.78%
Volatility	62.68%
Yield	15.21%

The Company accounts for the convertible notes as a liability, on an aggregated basis, in their entirely. The debt discount and debt issuance costs are deferred and amortized over the applicable convertible period.

All of the 2022 Notes were converted during the year ended December 31, 2017 into 11,239,641 shares of Common Stock.

The following table sets forth total interest expense recognized related to the 2022 Notes:

(U.S. Dollars in thousands)	Year Ended December 31, 2017
Contractual interest expense	$55
Debt premium amortization	(46)
Loss on extinguishment	1,325
Total	$1,334

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

The fair value of the $57.9 million 2021 Notes as of December 31, 2018 is approximately $56.6 million based on a level 3 measurement.

PROTALIX BIOTHERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - FAIR VALUE MEASUREMENT (continued):

The Company prepared a valuation of the fair value of the 2021 Notes (a Level 3 valuation) as of December 31, 2018. The value of these notes were estimated by implementing the binomial model. The liability component was valued based on the Income Approach. The following parameters were used:

2021 Notes
Stock price (USD)	0.31
Expected term	2.88
Risk free rate	2.44%
Volatility	75.94%
Yield	13.34%

NOTE 10 - TAXES ON INCOME

a.	The Company

Protalix BioTherapeutics, Inc. is taxed according to U.S. tax laws. The Company’s income is taxed in the United States at the rate of up to 27%.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was enacted into law. The new legislation represents fundamental and dramatic modifications to the U.S. tax system. The Act contained several key tax provisions that impacted the Company including the reduction of the maximum U.S. federal corporate income tax rate from 35% to 21%, effective January 1, 2018. Other significant changes under the Act included, among others, a one-time repatriation tax on accumulated foreign earnings, a limitation of net operating loss deduction to 80% of taxable income, and indefinite carryover of post-2017 net operating losses. The Act also repealed the corporate alternative minimum tax for tax years beginning after December 31, 2017. Losses generated prior to January 1, 2018 will still be subject to the 20-year carryforward limitation and the alternative minimum tax. Other impacts due to the Act included the repeal of the domestic manufacturing deduction, modification of taxation of controlled foreign corporations, a base erosion anti-abuse tax, modification of interest expense limitation rules, modification of limitation on deductibility of excessive executive compensation, and taxation of global intangible low-taxed income.

Modification of interest expense limitation rules under the Act provides generally that for taxable years 2018-2021 interest expense deduction shall be limited to 30% of the EBITDA and for taxable years 2022 onwards to 30% of EBIT. Disallowed interest deduction may be carried forward indefinitely. The Company believes that any potential impact (if applicable) of this limitation will be offset by utilization of available net operating losses.

U.S. GAAP requires that the impact of tax legislation be recognized in the period in which the law was enacted.

The Company believes that all future profits of its subsidiaries will be indefinitely reinvested or that there is no expectation to distribute any taxable dividends from these subsidiaries. The determination of the amount of the unrecognized deferred tax liability related to the undistributed earnings is estimated as an immaterial amount.

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

In December 2016, the Economic Efficiency Law (Legislative Amendments for Implementing the Economic Policy for the 2017 and 2018 Budget Years), 2016 was published, introducing a gradual reduction in corporate tax rate from 25% to 23%. However, the law also included a temporary provision setting the corporate tax rate in 2017 at 24%. As a result, the corporate tax rate was 23% in 2018 and will be 23% in 2019 and thereafter.

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

c.	Tax losses carried forward to future years

As of December 31, 2018, the Company had aggregate net operating loss (“NOL”) carry-forwards equal to approximately $211 million that are available to reduce future taxable income as follows:

PROTALIX BIOTHERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – TAXES ON INCOME (continued):

1.	The Company

The Company’s carry-forward NOLs, equal to approximately $26 million (as of December 31, 2017, approximately $23 million), may be restricted under Section 382 of the Internal Revenue Code (“IRC”). IRC Section 382 applies whenever a corporation with NOL experiences an ownership change. As a result of IRC Section 382, the taxable income for any post change year that may be offset by a pre-change NOL may not exceed the general IRC Section 382 limitation, which is the fair market value of the pre-change entity multiplied by the IRC long-term tax exempt rate.

Significant judgment is required in determining any valuation allowance recorded against deferred tax assets. In assessing the need for a valuation allowance, the Company considered all available evidence, including past operating results, the most recent projections for taxable income, and prudent and feasible tax planning strategies. The Company reassesses its valuation allowance periodically and if future evidence allows for a partial or full release of the valuation allowance, a tax benefit will be recorded accordingly.

2.	Protalix Ltd.

At December 31, 2018, the Israeli Subsidiary had approximately $185 million (as of December 31, 2017, approximately $182 million) of carry-forward NOLs that are available to reduce future taxable income with no limited period of use.

d.	Deferred income taxes:

The components of the Company’s net deferred tax assets at December 31, 2017 and 2018 were as follows:

	December 31,
(U.S. dollars in thousands)	2017	2018
In respect of:
Timing Differences of Protalix Ltd.	$11,761	$6,678
Timing Differences of Protalix BioTherapeutics, Inc.	(426)	(501)
Net operating loss carry forwards	47,033	49,436
Valuation allowance	(58,368)	(55,613)
	-	-

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

In accordance with the Income Tax Ordinance, as of December 31, 2018, all of Protalix Ltd.’s tax assessments through tax year 2013 are considered final.

A summary of open tax years by major jurisdiction is presented below:

Jurisdiction:	Years:
Israel	2014-2018
United States (*)	2014-2018

(*) Includes federal, state and local (or similar provincial jurisdictions) tax positions.

PROTALIX BIOTHERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - SUPPLEMENTARY FINANCIAL STATEMENT INFORMATION

Balance sheets:

	December 31,
(U.S. dollars in thousands)	2017	2018
a. Other assets:
Institutions	$394	$574
State of Israel (see note 6a)	195	190
Restricted deposit	623	561
Prepaid expenses	433	453
Assets of discontinued operation	215
Sundry	74	99
	$1,934	$1,877

	December 31,
(U.S. dollars in thousands)	2017	2018
b. Accounts payable and accruals – other:
Payroll and related expenses	$1,386	$1,099
Interest payable	645	555
Provision for vacation	1,650	1,658
Accrued expenses	4,802	6,368
Royalties payable	301	369
Property and equipment suppliers	526	225
	$9,310	$10,274

Statements of operations:

	December 31,
(U.S. dollars in thousands)	2016	2017	2018
Revenues from selling goods:
Pfizer	$5,226	$12,181	$5,320
Brazil	$3,973	$7,061	$3,658
	$9,199	$19,242	$8,978
Revenue from license and R&D services		$1,836	$25,262

PROTALIX BIOTHERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - RELATED PARTY TRANSACTIONS

	Year ended December 31,
(U.S. dollars in thousands)	2016	2017	2018
Compensation (including share based compensation) to the non-executive directors	$560	$499	$467

NOTE 13 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date on which the consolidated financial statements were available to be issued and no subsequent events were identified.

