Form 10-Q
period 2019-06-30
Protalix BioTherapeutics, Inc.
filed 2019-08-08
CIK 1006281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to____________

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

On August 1, 2019, approximately 148,382,299 shares of the Registrant’s common stock, $0.001 par value, were outstanding.

FORM 10-Q

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The statements set forth under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and other statements included elsewhere in this Quarterly Report on Form 10-Q, which are not historical, constitute “forward-looking statements” within the meanings of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, including statements regarding expectations, beliefs, intentions or strategies for the future. When used in this report, the terms “anticipate,” “believe,” “estimate,” “expect,” “can,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” and words or phrases of similar import, as they relate to the Company (as defined below) or our management, are intended to identify forward-looking statements. We intend that all forward-looking statements be subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance, and we undertake no obligation to update or revise, nor do we have a policy of updating or revising, any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, except as may be required under applicable law. Forward-looking statements are subject to many risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements.

Examples of the risks and uncertainties include, but are not limited to, the following:

•	the risk that the U.S. Food and Drug Administration, or the FDA, will not accept an application for accelerated approval of PRX-102 with the data generated to date or will request additional data or other conditions of our submission of any application for accelerated approval of PRX-102;

•	risks related to our ability to continue as a going concern absent a refinancing or restructuring;

•	risks related to any transactions we may effect in the public or private equity markets to raise capital to finance future activities;

•	failure or delay in the commencement or completion of our preclinical studies and clinical trials, which may be caused by several factors, including: slower than expected rates of patient recruitment; unforeseen safety issues; determination of dosing issues; lack of effectiveness during clinical trials; inability or unwillingness of medical investigators and institutional review boards to follow our clinical protocols; inability to monitor patients adequately during or after treatment; and or lack of sufficient funding to finance our clinical trials;

•	the risk that the results of our clinical trials will not support the applicable claims of superiority, safety or efficacy and that our product candidates will not have the desired effects or will have undesirable side effects or other unexpected characteristics;

•	the risk that the FDA, the European Medicines Agency, or the EMA, or foreign regulatory authorities may not accept or approve a marketing application we file for any of our other product candidates;

•	risks relating to our ability to manage our relationship with Chiesi Farmaceutici S.p.A., or Chiesi, and any other collaborator, distributor or partner;

•	risks relating to our ability to make scheduled payments of the principal of, to pay interest on or to refinance or satisfy conversions of our outstanding convertible notes or any other indebtedness;

•	risks relating to the compliance by Fundação Oswaldo Cruz, or Fiocruz, an arm of the Brazilian Ministry of Health, or the Brazilian MoH, with its purchase obligations under our supply and technology transfer agreement, which may have a material adverse effect on us and may also result in the termination of such agreement;

•	risks related to our ability to maintain compliance with the continued listing standards of the NYSE American;

•	our dependence on performance by third-party providers of services and supplies, including without limitation, clinical trial services;

ii

•	delays in preparing and filing applications for regulatory approval of our product candidates in the United States, the European Union and elsewhere;

•	the impact of development of competing therapies and/or technologies by other companies;

•	the risk that products that are competitive to our product candidates may be granted orphan drug status in certain territories and, therefore, one or more of our product candidates may become be subject to potential marketing and commercialization restrictions;

•	risks related to our supply of drug product to Pfizer Inc., or Pfizer, pursuant to our amended and restated exclusive license and supply agreement with Pfizer;

•	risks related to the commercialization efforts for taliglucerase alfa in Brazil;

•	risks related to our expectations with respect to the potential commercial value of our product and product candidates;

•	the inherent risks and uncertainties in developing the types of drug platforms and products we are developing;

•	potential product liability risks, and risks of securing adequate levels of product liability and clinical trial insurance coverage;

•	the possibility of infringing a third-party’s patents or other intellectual property rights;

•	the uncertainty of obtaining patents covering our products and processes and successfully enforcing our intellectual property rights against third-parties;

•	risks relating to changes in healthcare laws, rules and regulations in the United States or elsewhere; and

•	the possible disruption of our operations due to terrorist activities and armed conflict, including as a result of the disruption of the operations of regulatory authorities, our subsidiaries, our manufacturing facilities and our customers, suppliers, distributors, collaborative partners, licensees and clinical trial sites.

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

These forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to numerous risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. These and other risks and uncertainties are detailed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018 and in this Quarterly Report, and are described from time to time in the reports we file with the U.S. Securities and Exchange Commission, or the Commission.

iii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

PROTALIX BIOTHERAPEUTICS, INC.

 CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands)

	June 30, 2019 (Unaudited)	December 31, 2018
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$25,096	$37,808
Accounts receivable – Trade	7,256	4,729
Other assets	2,248	1,877
Inventories	6,998	8,569
Total current assets	$41,598	$52,983

FUNDS IN RESPECT OF EMPLOYEE RIGHTS UPON RETIREMENT	$1,871	$1,758
PROPERTY AND EQUIPMENT, NET	5,917	6,390
OPERATING LEASE RIGHT OF USE ASSETS	5,856	-
Total assets	$55,242	$61,131

LIABILITIES NET OF CAPITAL DEFICIENCY

CURRENT LIABILITIES:
Accounts payable and accruals:
Trade	$6,728	$5,211
Other	10,496	10,274
Operating lease liabilities	1,227	-
Contracts liability	7,542	9,868
Total current liabilities	$25,993	$25,353

LONG TERM LIABILITIES:
Convertible notes	$49,401	$47,966
Contracts liability	34,911	33,027
Liability for employee rights upon retirement	2,508	2,374
Operating lease liabilities	4,566	-
Other long term liabilities	5,348	5,292
Total long term liabilities	$96,734	$88,659
Total liabilities	$122,727	$114,012

COMMITMENTS

CAPITAL DEFICIENCY	$(67,485)	$(52,881)
Total liabilities net of capital deficiency	$55,242	$61,131

The accompanying notes are an integral part of the condensed consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.

 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(U.S. dollars in thousands, except per share data)

(Unaudited)

	Six Months Ended		Three Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
REVENUES FROM SELLING GOODS	$6,960	$6,559	$3,430	$2,006
REVENUES FROM LICENSE AND R&D SERVICES	15,726	4,993	8,817	2,832
COST OF GOODS SOLD	(4,740)	(5,107)	(2,695)	(2,183)
RESEARCH AND DEVELOPMENT EXPENSES (1)	(25,024)	(14,762)	(13,323)	(7,476)
Less - grants	3	1,078		235
RESEARCH AND DEVELOPMENT EXPENSES, NET	(25,021)	(13,684)	(13,323)	(7,241)
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (2)	(4,298)	(4,656)	(2,068)	(2,158)
OPERATING LOSS	(11,373)	(11,895)	(5,839)	(6,744)
FINANCIAL EXPENSES	(3,827)	(4,013)	(1,907)	(1,793)
FINANCIAL INCOME	193	207	3	75
FINANCIAL EXPENSES, NET	(3,634)	(3,806)	(1,904)	(1,718)
NET LOSS FOR THE PERIOD	$(15,007)	$(15,701)	$(7,743)	$(8,462)
NET LOSS PER SHARE OF COMMON STOCK-BASIC AND DILUTED	$(0.10)	$(0.11)	$(0.05)	$(0.06)
WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK USED IN COMPUTING LOSS PER SHARE – BASIC AND DILUTED	148,382,299	145,985,445	148,382,299	146,644,450
(1) Includes share-based compensation	$316	$40	$138	$(2)
(2) Includes share-based compensation	$87	$34	$(25)	$14

The accompanying notes are an integral part of the condensed consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN

CAPITAL DEFICIENCY

(U.S. dollars in thousands, except per share data)

(Unaudited)

	Common	Common	Additional Paid–In	Accumulated
	Stock (1)	Stock	Capital	Deficit	Total
	Number of Shares	Amount
Balance at January 1, 2018	143,728,797	$144	$266,495	$(296,096)	$(29,457)
Changes during the six-month period ended June 30, 2018:
Share-based compensation related to stock options			58		58
Share-based compensation related to restricted stock award	29,898	*	16		16
Convertible notes conversions	1,811,260	2	1,190		1,192
Convertible notes exchange	2,613,636	2	1,148		1,150
Net loss for the period				(15,701)	(15,701)
Balance at June 30, 2018	148,183,591	$148	$268,907	$(311,797)	$(42,742)
Balance at January 1, 2019	148,382,299	$148	$269,524	$(322,553)	$(52,881)
Changes during the six-month period ended June 30, 2019:
Share-based compensation related to stock options			403		403
Net loss for the period				(15,007)	(15,007)
Balance at June 30, 2019	148,382,299	$148	$269,927	$(337,560)	$(67,485)
Balance at March 31, 2018	145,569,955	$146	$267,747	$(303,335)	$(35,442)
Changes during the three-month period ended June 30, 2018:
Share-based compensation related to stock options			12		12
Convertible notes exchange	2,613,636	2	1,148		1,150
Net loss for the period				(8,462)	(8,462)
Balance at June 30, 2018	148,183,591	$148	$268,907	$(311,797)	$(42,742)
Balance at March 31, 2019	148,382,299	$148	$269,814	$(329,817)	$(59,855)
Changes during the three-month period ended June 30, 2019:
Share-based compensation related to stock options			113		113
Net loss for the period				(7,743)	(7,743)
Balance at June 30, 2019	148,382,299	$148	$269,927	$(337,560)	$(67,485)

*	Represents an amount less than $1.

(1)	Common Stock, $0.001 par value; Authorized – as of June 30, 2019 and 2018 - 350,000,000 and 250,000,000, respectively.

The accompanying notes are an integral part of the condensed consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

(Unaudited)

	Six Months Ended
	June 30, 2019	June 30, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,007)	$(15,701)
Adjustments required to reconcile net loss to net cash used in operating activities:
Share based compensation	403	74
Depreciation	784	846
Financial expenses, net (mainly exchange differences)	150	94
Changes in accrued liability for employee rights upon retirement	13	(121)
Gain on amounts funded in respect of employee rights upon retirement		(43)
Net loss in connection with conversions of convertible notes		186
Amortization of debt issuance costs and debt discount	1,435	1,257
Issuance of shares for interest payment in connection with conversions of convertible notes		205
Changes in operating assets and liabilities:
Increase (decrease) in contracts liability (including non-current portion)	(442)	41
Increase in accounts receivable and other assets	(2,811)	(3,989)
Changes in right of use assets	(69)
Decrease in inventories	1,571	855
Increase (decrease) in accounts payable and accruals	1,471	(1,288)
Increase in other long term liabilities	56	207
Net cash used in operating activities	$(12,446)	$(17,377)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	$(207)	$(394)
Increase in restricted deposit	(236)	(162)
Amounts funded in respect of employee rights upon retirement, net	(23)	109
Net cash used in investing activities	$(466)	$(447)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net payment for convertible notes	-	(4,752)
Net cash used in financing activities	-	(4,752)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	$200	$(260)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(12,712)	(22,836)
BALANCE OF CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	37,808	51,163
BALANCE OF CASH AND CASH EQUIVALENTS AT END OF PERIOD	$25,096	$28,327

The accompanying notes are an integral part of the condensed consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

(Unaudited)

(Continued) - 2

	Six Months Ended
	June 30, 2019	June 30, 2018
SUPPLEMENTARY INFORMATION ON INVESTING AND FINANCING ACTIVITIES NOT INVOLVING CASH FLOWS:
Purchase of property and equipment	$329	$242
Convertible notes conversions		$2,137

SUPPLEMENTARY DISCLOSURE ON CASH FLOWS
Interest paid	$2,172	$2,408

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

The Company plans to file a biologics license application (“BLA”) for pegunigalsidase alfa for the treatment of Fabry disease in the first quarter of 2020 through the FDA’s Accelerated Approval pathway. This decision is the result of a series of meetings and correspondence between the Company and its commercialization partner, Chiesi, on the one hand and the FDA, on the other hand. The Company and Chiesi have initiated preparations for a BLA submission based on data received from the completed phase I/II clinical trials of pegunigalsidase alfa and from the ongoing phase III BRIDGE clinical trial.

Obtaining marketing approval with respect to any product candidate in any country is dependent on the Company’s ability to implement the necessary regulatory steps required to obtain such approvals. The Company cannot reasonably predict the outcome of these activities.

On October 19, 2017, Protalix Ltd. and Chiesi entered into an Exclusive License and Supply Agreement (the “Chiesi Ex-US Agreement”) pursuant to which Chiesi was granted an exclusive license for all markets outside of the United States to commercialize pegunigalsidase alfa. On July 23, 2018, Protalix Ltd. entered into an Exclusive License and Supply Agreement with Chiesi (the “Chiesi US Agreement”) with respect to the commercialization of pegunigalsidase alfa in the United States.

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

Since its approval by the FDA, taliglucerase alfa has been marketed by Pfizer in accordance with the exclusive license and supply agreement entered into between Protalix Ltd. and Pfizer, which is referred to herein as the Pfizer Agreement. In October 2015, Protalix Ltd. and Pfizer entered into an amended exclusive license and supply agreement, which is referred to herein as the Amended Pfizer Agreement, pursuant to which the Company sold to Pfizer its share in the collaboration created under the Pfizer Agreement for the commercialization of Elelyso. As part of the sale, the Company agreed to transfer its rights to Elelyso in Israel to Pfizer while gaining full rights to it in Brazil. Under the Amended Pfizer Agreement, Pfizer is entitled to all of the revenues, and is responsible for 100% of expenses globally for Elelyso, excluding Brazil where the Company is responsible for all expenses and retains all revenues.

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

Going Concern

Since the Company is engaged in research and development activities, it has not derived significant income from its activities and has incurred accumulated losses in the amount of $337.6 million through June 30, 2019 and cash outflows from operating activities. As of June 30, 2019, the Company has outstanding $57.9 million aggregate principal amount of its 7.50% convertible promissory notes due 2021 (the “2021 Notes”) which are secured with a perfected lien on all of the Company’s assets. Under the terms of the indenture governing the 2021 Notes, the Company is required to maintain a minimum cash balance of at least $7.5 million. Based on its current cash resources and commitments, the Company may not be able to meet its current planned development activities and the corresponding level of expenditures for the next 12 months from the date of approval of the financial statements as of June 30, 2019 absent a refinancing or restructuring. These factors raise substantial doubt as to the Company’s ability to continue as a going concern.

The Company’s management is in the process of evaluating refinancing and restructuring alternatives, including a restructuring of its outstanding convertible notes, and related transactions. However, there is no certainty about the Company’s ability to obtain such funding.

The financial information has been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. If the Company does not complete a refinancing or restructuring, it will need to curtail or cease operations. These financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

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

The calculation of diluted LPS does not include 73,306,448 and 78,125,432 shares of Common Stock underlying outstanding options and restricted shares of Common Stock and shares issuable upon conversion of outstanding convertible notes for the six months ended June 30, 2018 and 2019, respectively, and 72,836,697 and 78,051,423 shares of Common Stock for the three months ended June 30, 2018 and 2019, respectively, because the effect would be anti-dilutive.

d.	Recently adopted standards

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, Leases (Topic 842), which supersedes the existing guidance for lease accounting, Leases (Topic 840). The new standard requires a lessee to record assets and liabilities on its balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the lessee’s income statement. The Company adopted this standard as of January 1, 2019 on a modified retrospective basis and will not restate comparative periods. The Company elected the package of practical expedients permitted under the transition guidance within the new standard which, among other things, allows the Company to carryforward the historical lease classification. The Company made an accounting policy election to keep leases with an initial term of 12 months or less off of its balance sheet. The Company recognized those lease payments in its statements of operations on a straight-line basis over the lease period.

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

PROTALIX BIOTHERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 - INVENTORIES

a.	Inventories at June 30, 2019 and December 31, 2018 consisted of the following:

	June 30,	December 31,
(U.S. dollars in thousands)	2019	2018
Raw materials	3,442	$3,792
Work in progress	313
Finished goods	3,243	4,777
Total inventory	$6,998	$8,569

b.	During the year ended December 31, 2018 and the six months ended June 30, 2019, the Company recorded approximately $1.1 million and $25,000, respectively, for write-down of inventory under cost of goods sold.

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

The fair value of the $57.9 million aggregate principal amount of the Company’s outstanding 2021 Notes as of June 30, 2019 is approximately $63.2 million based on a Level 3 measurement.

The Company prepared a valuation of the fair value of the Company’s outstanding 2021 Notes (a Level 3 valuation) as of June 30, 2019. The value of these notes was estimated by implementing the binomial model. The liability component was valued based on the Income Approach. The following parameters were used:

PROTALIX BIOTHERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – FAIR VALUE MEASUREMENT (continued):

2021 Notes
Stock price (USD)	0.47
Expected term	2.38
Risk free rate	1.73%
Volatility	70.95%
Yield	11.72%

NOTE 4 – OPERATING LEASES

The Company is a party to a number of lease agreements for its facilities, the latest of which has been extended until the end of 2021. The Company has the option to extend certain of such agreements on two additional occasions for additional five-year periods each for a total of 10 additional years. During the extended lease period, the aggregate monthly rental payments will increase by 7.5% - 10% for each option. The Company expects to exercise these options in future periods. As of June 30, 2019, the Company provided bank guarantees of approximately $431,000 in the aggregate, to secure the fulfillment of its obligations under the lease agreements. As of December 31, 2018, the future minimum lease payments required under the operating leases for such premises are approximately $758,000, $758,000 and $621,000, for fiscal years 2019 through 2021, respectively.

The Company entered into several three-year leases for vehicles which are regularly amended as new vehicles are leased. As of December 31, 2018, the future minimum lease payments for the years ending December 31, 2019, 2020 and 2021 are approximately $474,000, $333,000 and $82,000, respectively.

The following table sets forth data regarding the Company’s operating leases for the six and three months ended June 30, 2019:

	Six Months Ended	Three Months Ended
(U.S. dollars in thousands)	June 30, 2019
Operating lease costs	$593	301
Cash paid for amounts included in the measurement of lease liabilities	662	334
Right of use assets obtained in exchange for new operating lease liabilities	227	175

The following table sets forth data regarding the Company’s operating leases as of June 30, 2019:

(U.S. dollars in thousands)	June 30, 2019
Weighted average remaining lease term (in years)	10.7
Weighted average discount rate	12.58%

PROTALIX BIOTHERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4 - OPERATING LEASES (continued):

The following table sets forth a maturity analysis of the Company’s operating lease liabilities as of June 30, 2019:

(U.S. dollars in thousands)	June 30, 2019
2019 (excluding the six months ended June 30, 2019)	$637
2020	$1,113
2021	$885
2022	$806
2023	$793
After 2023	$6,572
Total undiscounted cash flows	$10,806
Less: imputed interest	$5,013
Present value of operating lease liabilities	$5,793

NOTE 5 – REVENUES

The following table summarizes the Company’s disaggregation of revenues:

	Six Months Ended June 30,
(U.S. dollars in thousands)	2019	2018
Pfizer	$2,735	$3,986
Brazil	$4,225	$2,573
Total revenues from selling goods	$6,960	$6,559
Revenues from license and R&D services	$15,726	$4,993

The following table sets forth data regarding the Company’s contracts liability:

	Six Months Ended June 30,
(U.S. dollars in thousands)	2019	2018
Contracts liability at the beginning of the period	$42,895	$25,015
Additions during the period	15,284	5,034
Revenue recognized during the period	(15,726)	(4,993)
Contracts liability at the end of the period	$42,453	$25,056

The following table represents the Company’s unsatisfied performance obligation:

	June 30,
(U.S. dollars in thousands)	2019	2018
Unsatisfied performance obligation	$57,480	$88,171

PROTALIX BIOTHERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6 - STOCK TRANSACTIONS

In June 2019, the Company granted to its new chief executive officer 10-year options to purchase, in the aggregate, 1,600,000 shares of Common Stock under the Company’s 2006 Employee Stock Incentive Plan, as amended (the “Plan”). The options have an exercise price equal to $0.469 per share, vest over a four-year period in 16 equal quarterly increments. Vesting of the options is subject to acceleration in full upon a Corporate Transaction or a Change in Control, as those terms are defined in the Plan, and are subject to certain other terms and conditions. The Company estimated the fair value of the options on the date of grant using the Black-Scholes option-pricing model to be approximately $449,000 based on the following weighted average assumptions: share price equal to $0.469; dividend yield of 0% for all years; expected volatility of 65.3%; risk-free interest rates of 1.8%; and expected life of six years.

NOTE 7 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date on which the consolidated financial statements were available to be issued and no subsequent events were identified.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the consolidated financial statements and the related notes included elsewhere in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2018. Some of the information contained in this discussion and analysis, particularly with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. You should read “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018 and in this Form 10-Q for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

We plan to file a BLA for PRX-102 for the treatment of Fabry disease in the first quarter of 2020 through the FDA’s Accelerated Approval pathway. This decision is the result of a series of meetings and correspondence between our company and Chiesi, on the one hand, and the FDA, on the other hand. We and Chiesi have initiated preparations for the BLA submission based on data from the completed phase I/II clinical trials of PRX-102 and from our ongoing phase III BRIDGE clinical trial.

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

Results of Operations

Three months ended June 30, 2019 compared to the three months ended June 30, 2018

Revenues from Selling Goods

We recorded revenues from selling goods of $3.4 million during the three months ended June 30, 2019, an increase of $1.4 million, or 70%, compared to revenues of $2.0 million for the three months ended June 30, 2018. The increase resulted primarily from an increase of $2.1 million in sales of drug product to Brazil.

Revenues from License and R&D Services

We recorded revenues from license and R&D services of $8.8 million for the three months ended June 30, 2019, an increase of $6.0 million compared to revenues of $2.8 million for the three months ended June 30, 2018. Revenues from the license agreements represent the revenues we recognized in connection with the Chiesi Agreements. The increase is primarily due to revenues recognized under the Chiesi US Agreement which we entered into on July 23, 2018.

Cost of Goods Sold

Cost of goods sold was $2.7 million for the three months ended June 30, 2019, an increase of $0.5 million, or 23%, from cost of goods sold of $2.2 million for the three months ended June 30, 2018. The increase is mainly due to an increase in selling goods.

Research and Development Expenses, Net

Research and development expenses were $13.3 million for the three months ended June 30, 2019, an increase of $5.8 million, or 77%, compared to $7.5 million of research and development expenses for the three months ended June 30, 2018. The increase resulted primarily from an increase of $5.4 million in clinical trial related costs.

We expect research and development expenses to continue to be our primary expense.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $2.1 million for the three months ended June 30, 2019, a decrease of $0.1 million, or 5%, compared to $2.2 million for the three months ended June 30, 2018.

Financial Expenses, net

Financial expenses net were $1.9 million for the three months ended June 30, 2019, an increase of $0.2 million, or 12%, compared to financial expenses net of $1.7 million for the three months ended June 30, 2018. Financial expenses are comprised primarily of interest expense on our outstanding convertible notes of $1.1 million for the three months ended June 30, 2019 and 2018.

Six months ended June 30, 2019 compared to the six months ended June 30, 2018

Revenues from Selling Goods

We recorded revenues from selling goods of $7.0 million during the six months ended June 30, 2019, an increase of $0.4 million, or 6%, compared to revenues of $6.6 million for the six months ended June 30, 2018.

Revenues from License and R&D Services

We recorded revenues from license and R&D services of $15.7 million for the six months ended June 30, 2019, an increase of $10.7 million, or 214%, compared to revenues of $5.0 million for the six months ended June 30, 2018. Revenues from the license agreements represent the revenues we recognized in connection with the Chiesi Agreements. The increase is primarily due to revenues recognized under the Chiesi US Agreement which we entered into on July 23, 2018.

Cost of Goods Sold

Cost of goods sold was $4.7 million for the six months ended June 30, 2019, a decrease of $0.4 million, or 8%, from cost of goods sold of $5.1 million for the six months ended June 30, 2018.

Research and Development Expenses, Net

Research and development expenses were $25.0 million for the six months ended June 30, 2019, an increase of $10.2 million, or 69%, compared to $14.8 million of research and development expenses for the six months ended June 30, 2018. The increase resulted primarily from an increase of $8.5 million in clinical trial related costs.

We expect research and development expenses to continue to be our primary expense.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $4.3 million for the six months ended June 30, 2019, a decrease of $0.4 million, or 9%, compared to $4.7 million for the six months ended June 30, 2018.

Financial Expenses, net

Financial expenses net were $3.6 million for the six months ended June 30, 2019, a decrease of $0.2 million, or 5%, compared to financial expenses net of $3.8 million for the six months ended June 30, 2018. Financial expenses are comprised primarily of interest expense on our outstanding convertible notes of $2.2 million for the six months ended June 30, 2019 and 2018.

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

In addition to the foregoing, on September 18, 2013, we completed a private placement of $69.0 million in aggregate principal amount of our 4.50% convertible promissory notes due 2018, or the 2018 Notes, including $9.0 million aggregate principal amount of 2018 Notes related to the offering’s initial purchaser’s over-allotment option, which was exercised in full. In December 2016, we completed a private placement of $22.5 million in aggregate principal amount of our 7.50% convertible promissory notes due 2021, or the 2021 Notes. Finally, on July 25, 2017, we completed a private placement of an additional $10.0 million in aggregate principal amount of 2021 Notes.

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

Cash Flows

Net cash used in operations was $12.4 million for the six months ended June 30, 2019. The net loss for the six months ended June 30, 2019 of $15.0 million was further increased by a $2.8 million increase in accounts receivable, but was partially offset by an increase of $1.5 million in accounts payable and accruals and by a decrease in inventories of $1.6 million. Net cash used in investing activities for the six months ended June 30, 2019 was $0.5 million and consisted primarily of purchases of property and equipment, and an increase in restricted deposit.

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

Future Funding Requirements

We expect to continue to incur significant expenditures in the near future, including significant research and development expenses related primarily to the clinical trials of PRX-102. Since we are primarily engaged in research and development activities, we have not derived significant income from our activities and have incurred accumulated losses in the amount of $337.6 million through June 30, 2019 and cash outflows from operating activities. We currently have outstanding $57.9 million aggregate principal amount of our 2021 Notes that are secured with a perfected lien on all of our assets. Under the terms of the indenture governing the 2021 Notes, we are required to maintain a minimum cash balance of at least $7.5 million. Based on our current cash resources and commitments, we believe we may not be able to meet our current planned development activities and the corresponding level of expenditures for the next 12 months from the date of approval of the financial statements as of June 30, 2019 absent a refinancing or restructuring. These factors raise substantial doubt as to our ability to continue as a going concern.

Our management is in the process of evaluating refinancing and restructuring alternatives, including a restructuring of our outstanding convertible notes, and related transactions. However, there is no certainty about our ability to obtain such funding.

The financial information has been prepared on a going concern basis, which assumes we will continue to realize our assets and discharge our liabilities in the normal course of business. If we do not raise the requisite funds, we will need to curtail or cease operations. These financial statements do not include any adjustments that may be necessary should we be unable to continue as a going concern.

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

We will need to finance our future cash needs through corporate collaboration, licensing or similar arrangements, public or private equity offerings and/or debt financings. We currently do not have any commitments for future external funding, except with respect to the development-related payments and milestone payments that may become payable under the Chiesi Agreements.

Effects of Inflation and Currency Fluctuations

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation has had a material effect on our results of operations during the six months ended June 30, 2019 and June 30, 2018.

Currency fluctuations could affect us through increased or decreased acquisition costs for certain goods and services. We do not believe currency fluctuations have had a material effect on our results of operations during the six months ended June 30, 2019 and June 30, 2018.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of each of June 30, 2019 and June 30, 2018.

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

	Six Months Ended June 30,		Year Ended December 31,
	2019	2018	2018
Average rate for period	3.620	3.520	3.595
Rate at period end	3.566	3.650	3.748

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

During the fourth quarter of fiscal year 2018, we identified and disclosed a material weakness in our internal control over financial reporting in that we did not maintain effective internal controls related to accounting for complex revenue contracts. Specifically, we did not properly assess the performance obligations we had with regard to certain out-licensing arrangements which became material to our company during 2018. To remediate the material weakness, we updated our revenue recognition processes and controls with respect to out-licensing arrangements, and retained a globally recognized business and accounting advisory firm to assist us in improving our internal processes in connection with revenue recognition.

During the second quarter of fiscal year 2019, we successfully completed the testing necessary to conclude that the material weakness has been remediated.

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

Changes in Internal Control over Financial Reporting

Except with respect to the remediation of the material weakness mentioned above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15f and 15d-15f under the Exchange Act) that occurred during the quarter ended June 30, 2019 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not involved in any material legal proceedings.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018 except as set forth below.

Our management has raised substantial doubt about our ability to continue as a going concern.

Based on its internal assessment, our management has raised substantial doubt about our ability to continue as a going concern. As of June 30, 2019, we had cash and cash equivalents of approximately $25.1 million. Our ability to continue as a going concern will depend on our ability to enter into a refinancing or a restructuring. We currently have outstanding $57.9 million aggregate principal amount of our 2021 Notes which are secured with a perfected lien on all of our assets. In addition, we have an outstanding note payable to Pfizer with a principal amount equal to $4.3 million due November 2020. Under the terms of the indenture governing the 2021 Notes, we are required to maintain a minimum cash balance of at least $7.5 million. Management is in the process of evaluating refinancing and restructuring alternatives, including a restructuring of our outstanding convertible notes, and related transactions. However, there is no certainty about our ability to obtain such funding. If we are unable to secure additional financing in the future on acceptable terms, or at all, we may be unable to commence or complete planned preclinical and clinical trials or obtain approval of our drug candidates from the FDA and other regulatory authorities. In addition, we may be forced to reduce or discontinue product development or product licensing, reduce or forego sales and marketing efforts and other commercialization activities or forego attractive business opportunities in order to improve our liquidity and to enable us to continue operations which would have a material adverse effect on our business and results of operations.

Servicing our debt and settling conversion requests may require a significant amount of cash, and we may not have sufficient cash flow from our business to pay our debt. Furthermore, restrictive covenants governing our indebtedness may restrict our ability to raise additional capital.

Our ability to maintain minimum liquidity requirements of our 2021 Notes and to pay interest on, or to make any scheduled or otherwise required payment of the principal of, and settle conversion requests on our outstanding convertible notes depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to maintain minimum liquidity amounts and to service our debt and make necessary expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. If we raise additional debt, it would increase our interest expense, leverage and operating and financial costs. In addition, the terms of the indentures governing our outstanding convertible notes, which are secured by certain of our material assets, including all of our intellectual property, and the agreements governing future indebtedness may restrict us from adopting any of these alternatives. We may be able to obtain amendments and waivers of such restrictions, subject to such restrictions under the terms of the applicable indenture or any subsequent indebtedness. In the event of any such default, the holders of the indebtedness could, among other things, elect to declare all amounts owed immediately due and payable, which could cause all or a large portion of our available cash flow to be used to pay such amounts and thereby reduce the amount of cash available to pursue our business plans or force us into bankruptcy or liquidation, or, with respect to our indebtedness that is secured, result in the foreclosure on the assets that secure the debt, which would force us to relinquish rights to assets that we may believe are critical to our business. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. Any default on our debt will have a material adverse effect on our business, results of operations and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the six months ended June 30, 2019.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

		Incorporated by Reference				Filed or
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Date	Furnished Herewith
3.1	Certificate of Incorporation of the Company	8-K	333-48677	3.1	April 1, 2016

3.2	Amendment to Certificate of Incorporation of the Company	Def 14A	001-33357	Appen. A	July 1, 2016

3.3	Second Amendment to Certificate of Incorporation of the Company	Def 14A	001-33357	Appen. A	October 17, 2018

3.4	Bylaws of the Company	8-K	001-33357	3.2	April 1, 2016

4.1	Form of Restricted Stock Agreement/Notice	8-K	001-33357	4.1	July 18, 2012

4.2	Indenture, dated as of December 7, 2016, between Protalix BioTherapeutics, Inc. the guarantors party thereto, The Bank of New York Mellon Trust Company, N.A., as trustee and Wilmington Savings Fund Society, FSB, as collateral agent	8-K	001-33357	4.1	December 7, 2016

4.3	Form of 7.50% Convertible Note due 2021 (Issued in 2016 Financing)	8-K	001-33357	4.2	December 7, 2016

4.4	Form of 7.50% Convertible Note due 2021 (Issued in 2016 Exchange)	8-K	001-33357	4.3	December 7, 2016

4.5	First Supplemental Indenture, dated as of July 24, 2017, by and among Protalix BioTherapeutics, Inc., the guarantors party thereto, The Bank of New York Mellon Trust Company, N.A., as trustee, and Wilmington Savings Fund Society, FSB, as collateral agent	8-K	001-33357	4.2	July 25, 2017

4.6	Second Supplemental Indenture, dated as of November 27, 2017, by and among Protalix BioTherapeutics, Inc., the guarantors party hereto and The Bank of New York Mellon Trust Company, N.A., as trustee, registrar, paying agent and conversion agent	8-K	001-33357	4.1	December 1, 2017

10.1	Employment Agreement made effective as of May 20, 2019 by and between Protalix Ltd. and Dror Bashan	8-K	001-33357	10.1	May 21, 2019

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Certification of Chief Executive Officer					X

32.2	18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Certification of Chief Financial Officer					X

101.INS	XBRL INSTANCE FILE					X

101.SCH	XBRL SHEMA FILE	X

101.CAL	XBRL CALCULATION FILE	X

101.DEF	XBRL DEFINITION FILE	X

101.LAB	XBRL LABEL FILE	X

101.PRE	XBRL PRESENTATION FILE	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROTALIX BIOTHERAPEUTICS, INC.
(Registrant)

Date: August 8, 2019	By:	/s/ Dror Bashan
Dror Bashan President and Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2019	By:	/s/ Yossi Maimon
Yossi Maimon Vice President and Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)

