Form 10-Q
period 2020-03-31
Protalix BioTherapeutics, Inc.
filed 2020-06-01
CIK 1006281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

On May 24, 2020, approximately 32,442,636 shares of the Registrant’s common stock, $0.001 par value, were outstanding.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

PROTALIX BIOTHERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands)

(Unaudited)

	March 31, 2020	December 31, 2019
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$14,166	$17,792
Short-term bank deposits	22,509	-
Accounts receivable – Trade	8,876	4,700
Other assets	2,728	1,832
Inventories	9,488	8,155
Total current assets	$57,767	$32,479

NON-CURRENT ASSETS:

Long-term bank deposits	$12,505	-
Funds in respect of employee rights upon retirement	1,879	$1,963
Property and equipment, net	5,012	5,273
Operating lease right of use assets	5,713	5,677
Total non-current assets	$25,109	$12,913
Total assets	$82,876	$45,392

LIABILITIES NET OF CAPITAL DEFICIENCY

CURRENT LIABILITIES:
Accounts payable and accruals:
Trade	$9,430	$6,495
Other	13,757	11,905
Operating lease liabilities	1,126	1,139
Contracts liability	19,014	16,335
Promissory Note	4,301	4,301
Total current liabilities	$47,628	$40,175

LONG TERM LIABILITIES:
Convertible notes	$51,777	$50,957
Contracts liability	7,130	16,980
Liability for employee rights upon retirement	2,531	2,565
Operating lease liabilities	4,481	4,528
Other long term liabilities	210	509
Total long term liabilities	$66,129	$75,539
Total liabilities	$113,757	$115,714

COMMITMENTS

CAPITAL DEFICIENCY	(30,881)	(70,322)
Total liabilities net of capital deficiency	$82,876	$45,392

The accompanying notes are an integral part of the condensed consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(U.S. dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31, 2020	March 31, 2019
REVENUES FROM SELLING GOODS	$5,031	$3,530
REVENUES FROM LICENSE AND R&D SERVICES	16,615	6,909
TOTAL REVENUE	21,646	10,439
COST OF GOODS SOLD	(3,426)	(2,045)
RESEARCH AND DEVELOPMENT EXPENSES, NET (1)	(10,340)	(11,698)
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (2)	(3,187)	(2,230)
OPERATING INCOME (LOSS)	4,693	(5,534)
FINANCIAL EXPENSES	(3,229)	(1,920)
FINANCIAL INCOME	203	190
FINANCIAL EXPENSES, NET	(3,026)	(1,730)
NET INCOME (LOSS) FOR THE PERIOD	$1,667	$(7,264)
EARNINGS (LOSS) PER SHARE OF COMMON STOCK – BASIC AND DILUTED	$0.10	$(0.50)
WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK - BASIC AND DILUTED	17,381,074	14,838,213
(1) Includes share-based compensation	$78	$178
(2) Includes share-based compensation	$353	$112

The accompanying notes are an integral part of the condensed consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
CAPITAL DEFICIENCY

(U.S. dollars in thousands, except per share data)

(Unaudited)

	Common	Common	Additional Paid–In	Accumulated
	Stock	Stock	Capital	Deficit	Total
	Number of Shares	Amount
Balance at January 1, 2019	14,838,213	$15	$269,657	$(322,553)	$(52,881)
Changes during the three-month period ended March 31, 2019:
Share-based compensation			290		290
Net loss for the period				(7,264)	(7,264)
Balance at March 31, 2019	14,838,213	$15	$269,947	$(329,817)	$(59,855)
Balance at January 1, 2020	14,838,213	$15	$270,492	$(340,829)	$(70,322)
Changes during the three-month period ended March 31, 2020:
Issuance of common stock and warrants, net of issuance cost	17,604,423	18	41,325		41,343
Note receivable from issuance of common stock and warrants			(4,000)		(4,000)
Share-based compensation			431		431
Net income for the period				1,667	1,667
Balance at March 31, 2020	32,442,636	$33	$308,248	$(339,162)	$(30,881)

The accompanying notes are an integral part of the condensed consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

(Unaudited)

	Three Months Ended
	March 31, 2020	March 31, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,667	$(7,264)
Adjustments required to reconcile net income (loss) to net cash used in operating activities:
Share based compensation	431	290
Depreciation	376	405
Financial expenses (income), net (mainly exchange differences)	(241)	20
Changes in accrued liability for employee rights upon retirement	44	(24)
Loss on amounts funded in respect of employee rights upon retirement	59	-
Amortization of debt issuance costs and debt discount	820	704
Changes in operating assets and liabilities:
Decrease in contracts liability (including non-current portion)	(7,171)	(487)
Increase in accounts receivable and other assets	(4,091)	(3,608)
Changes in right of use assets	10	(36)
Decrease (increase) in inventories	(1,333)	1,862
Increase in accounts payable and accruals	2,611	864
Decrease in other long term liabilities	(299)	(2)
Net cash used in operating activities	$(7,117)	$(7,276)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in bank deposits (including long-term deposits)	$(35,000)	-
Purchase of property and equipment	(66)	$(170)
Decrease (increase) in restricted deposit	22	(214)
Amounts funded in respect of employee rights upon retirement, net	(35)	13
Net cash used in investing activities	$(35,079)	$(371)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock and warrants, net of issuance cost	$38,607
Net cash provided by financing activities	$38,607

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	$(37)	$202
NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,626)	(7,445)
BALANCE OF CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	17,792	37,808
BALANCE OF CASH AND CASH EQUIVALENTS AT END OF PERIOD	$14,166	$30,363

The accompanying notes are an integral part of the condensed consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

(Unaudited)

(Continued) – 2

	Three Months Ended
	March 31, 2020	March 31, 2019
SUPPLEMENTARY INFORMATION ON INVESTING AND FINANCING ACTIVITIES NOT INVOLVING CASH FLOWS:
Purchase of property and equipment	$147	$128
Right of use assets obtained in exchange for new operating lease liabilities	$233
Note receivable from issuance of common stock and warrants, net of issuance cost	$2,736

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

On May 28, 2020, the Company, together with Chiesi Global Rare Diseases, a unit of Chiesi Farmaceutici S.p.A., the Company’s development and commercialization partner (“Chiesi”), announced the submission on May 27, 2020 of a Biologics License Application (BLA) to the U.S. Food and Drug Administration (the “FDA”) for pegunigalsidase alfa for the treatment of adult patients with Fabry disease via the FDA’s Accelerated Approval pathway.

On March 18, 2020, the Company completed a private placement of common stock and warrants. In connection with the offering, the Company issued 17,604,423 unregistered shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at a purchase price per share of $2.485 and warrants to purchase an additional 17,604,423 shares of Common Stock at an exercise price of $2.36 per share. The warrants are exercisable commencing six months following their issuance for a period of five years from the date of issuance. For accounting purposes, the warrants are classified as equity considering the warrants’ terms.

The net proceeds committed from the private placement were approximately $41.3 million, after deducting advisory fees and other estimated offering expenses.

In April and May, 2020, the Company collected total proceeds of approximately $9.0 million from accounts receivable outstanding at March 31, 2020. Total proceeds of approximately $4.7 million in connection with its collaboration with Chiesi, total proceeds of approximately $3.0 million from sales of alfataliglicerase to Fundação Oswaldo Cruz (“Fiocruz”), an arm of the Brazilian Ministry of Health (the “Brazilian MoH”), and total proceeds of approximately $1.3 million from sales of drug substance to Pfizer Inc. (“Pfizer”).

On October 19, 2017, Protalix Ltd. and Chiesi entered into an Exclusive License and Supply Agreement (the “Chiesi Ex-US Agreement”) pursuant to which Protalix Ltd. granted to Chiesi an exclusive license for all markets outside of the United States to commercialize pegunigalsidase alfa. On July 23, 2018, Protalix Ltd. entered into an Exclusive License and Supply Agreement with Chiesi (the “Chiesi US Agreement”) with respect to the commercialization of pegunigalsidase alfa in the United States.

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

On June 18, 2013, the Company entered into a Supply and Technology Transfer Agreement (the “Brazil Agreement”) with Fiocruz for taliglucerase alfa. Fiocruz’s purchases of BioManguinhos alfataliglicerase to date have been significantly below certain agreed-upon purchase milestones and, accordingly, the Company has the right to terminate the Brazil Agreement. Notwithstanding the termination right, the Company is, at this time, continuing to supply BioManguinhos alfataliglicerase to Fiocruz under the Brazil Agreement, and patients continue to be treated with BioManguinhos alfataliglicerase in Brazil.

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

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2019, filed by the Company with the U.S Securities and Exchange Commission (the “Commission”). The comparative balance sheet at December 31, 2019 has been derived from the audited financial statements at that date.

c.	Earnings (loss) per share

Basic and diluted earnings per share (“EPS”) are computed by dividing net income (loss) by the weighted average number of shares of the Company’s Common Stock attributable to common stockholders outstanding for each period.

The calculation of diluted EPS does not include 7,826,946 and 10,694,517 shares of Common Stock underlying outstanding options and restricted shares of Common Stock and shares issuable upon conversion of outstanding convertible notes and outstanding warrants for the three months ended March 31, 2019 and 2020, respectively, because their effect would be anti-dilutive.

The computation of basic and diluted net income (loss) per common stock was adjusted retrospectively for all periods presented to reflect the Company’s reverse stock split at a ratio of one-for-ten, effective as of December 19, 2019.

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (continued):

d.	Revenue recognition

Effective January 1, 2018, the Company adopted Accounting Standards Codification, Topic 606, Revenue from Contracts with Customers (“ASC 606”). Under ASC 606, a contract with a customer exists only when: the parties to the contract have approved it and are committed to perform their respective obligations, the Company can identify each party’s rights regarding the distinct goods or services to be transferred (“performance obligations”), the Company can determine the transaction price for the goods or services to be transferred, the contract has commercial substance and it is probable that the Company will collect the consideration to which it will be entitled in exchange for the goods or services that will be transferred to the customer.

Revenues are recorded in the amount of consideration to which the Company expects to be entitled in exchange for performance obligations upon transfer of control to the customer.

1.	Revenues from selling products

The Company recognizes revenues from selling goods at a point in time when control over the product is transferred to customers (upon delivery).

2.	Revenue from Chiesi Agreements

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

Revenue from additional research and development services ordered by Chiesi, is recognized over time using the cost-to-cost method.

3.	Revenue from R&D services

Revenue from the research and development services is recognized over time using the cost-to-cost method since the customer benefits from the research and development services as the entity performs the service.

e.	Other assets

Other assets include $1.0 million in connection with the March 2020 private placement of Common Stock and warrants, which was received after the quarter-end.

f.	Recently issued accounting pronouncements

In June 2016, the Financial Accounting Standards Board issued an Accounting Standards Update that supersedes the existing impairment model for most financial assets to a current expected credit loss model. The new guidance requires an entity to recognize an impairment allowance equal to its current estimate of all contractual cash flows the entity does not expect to collect. The Company adopted this guidance effective January 1, 2020, with no material impact on its consolidated financial statements.

NOTE 2 - INVENTORIES

Inventories at March 31, 2020 and December 31, 2019 consisted of the following:

	March 30,	December 31,
(U.S. dollars in thousands)	2020	2019
Raw materials	$3,424	$3,607
Work in progress	759	552
Finished goods	5,305	3,996
Total inventory	$9,488	$8,155

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

As of March 31, 2020, the carrying amounts of short-term and long-term deposits approximate their fair values due to the stated interest rates, which approximate market rates.

The fair value of the $57.9 million aggregate principal amount of the Company’s outstanding 7.50% convertible promissory notes due November 2021 (the “2021 Notes”) as of March 31, 2020 is approximately $56.2 million based on a Level 3 measurement.

The Company prepared a valuation of the fair value of the Company’s outstanding 2021 Notes (a Level 3 valuation) as of March 31, 2020. The value of these notes was estimated by implementing the binomial model. The liability component was valued based on the Income Approach. The following parameters were used:

2021 Notes
Stock price (USD)	2.35
Expected term	1.63
Risk free rate	0.23%
Volatility	100.57%
Yield	15.41%

NOTE 4 – REVENUES

The following table summarizes the Company’s disaggregation of revenues:

	Three months ended March 31,
(U.S. dollars in thousands)	2020	2019
Pfizer	$2,016	$1,356
Brazil	$3,015	$2,174
Total revenues from selling goods	$5,031	$3,530
Revenues from license and R&D services	$16,615	$6,909

During the three months ended March 31, 2020, the Company recorded revenue in the amount of $6.7 million following a change in estimate of the total costs expected to be incurred in connection with the Chiesi Agreements.

On March 16, 2020, the Company agreed to conduct a feasibility study with Kirin Holdings Company, Limited (“Kirin”) to evaluate the production of a novel complex protein utilizing ProCellEx®, the Company’s proprietary plant cell-based protein expression system. Kirin will bear the costs of conducting cell line engineering and protein expression studies on the target protein. In addition, the contract provides Kirin with an option to a future service for which the Company received a non-refundable payment in the amount of $1.0 million. The Company will recognize such amount as revenues when the aforementioned future services are performed or when the option expires.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the consolidated financial statements and the related notes included elsewhere in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2019. Some of the information contained in this discussion and analysis, particularly with respect to our plans and strategy for our business and related financing, includes forward-looking statements within the meanings of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, including statements regarding expectations, beliefs, intentions or strategies for the future. When used in this report, the terms “anticipate,” “believe,” “estimate,” “expect,” “can,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” and words or phrases of similar import, as they relate to our company or our management, are intended to identify forward-looking statements. We intend that all forward-looking statements be subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance, and we undertake no obligation to update or revise, nor do we have a policy of updating or revising, any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, except as may be required under applicable law. Forward-looking statements are subject to many risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements as a result of several factors including those set forth under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, and in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

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

•                     risks associated with the novel corona virus disease, or COVID-19, outbreak, which may adversely impact our business, preclinical studies and clinical trials;

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

Recent Company Developments

•                     On February 6, 2020, we announced, together with Chiesi, our development and commercialization partner, an agreement with the FDA for the Initial Pediatric Study Plan (iPSP) for pegunigalsidase alpha, or PRX-102. The announcement was made we and Chiesi completed discussions with the FDA and receiving confirmation in an official “Agreement Letter” which outlines an agreed approach to address the needs of pediatric patients with Fabry disease.

•                     On March 12, 2020, we entered into securities purchase agreements, or the Purchase Agreements, with certain existing and new institutional and other accredited investors, or the Purchasers. Pursuant to the Purchase Agreements, we, in a private placement in reliance on the exemption from the registration requirements of the Securities Act, agreed to issue and sell to the Purchasers an aggregate of approximately 17.6 million unregistered shares of our common stock at a price per share of $2.485, or aggregate net committed proceeds equal to approximately $41.3 million. Each share of our common stock issuable in the transaction was to be accompanied by a warrant to purchase an additional share of common stock, or the Warrant Shares, at an exercise price equal to $2.36.

•                     On March 16, 2020, we announced that we have agreed to conduct a feasibility study with Kirin Holdings Company, Limited, or Kirin, to evaluate the production of a novel complex protein utilizing ProCellEx®, our proprietary plant cell-based protein expression system. Kirin will provide research funding for Protalix scientists to conduct cell line engineering and protein expression studies on the target protein.

•                     On May 11, 2020, we announced positive topline results from our phase III BRIDGE clinical trial of pegunigalsidase alfa, or PRX-102, or the BRIDGE Study.

•                     On May 28, 2020, we, together with Chiesi, announced the submission on May 27, 2020 of a Biologics License Application (BLA) to the FDA for pegunigalsidase alfa for the treatment of adult patients with Fabry disease via the FDA’s Accelerated Approval pathway.

As we continue to actively advance all our clinical programs, we are in close contact with our principal investigators and clinical sites and our clinical research organizations, which are primarily located in the United States and Europe, and to date, our clinical trials have not been adversely affected by COVID-19. In light of recent developments relating to the COVID-19 pandemic, the focus of healthcare providers and hospitals on fighting the virus, and consistent with the FDA’s updated industry guidance for conducting clinical trials issued on March 18, 2020, we and our contract research organizations have made certain adjustments to the operation of our clinical trials in an effort to ensure the monitoring and safety of patients and minimize risk to trial integrity during the pandemic and generally, and we may need to make further adjustments in the future. We intend to continuously assess the impact of COVID-19 on our trials, expected timelines and costs. In response to the spread of COVID-19, and with local directives issued in response thereof, we have restructured the work day within our facilities to consist of two shifts thereby reducing the number of employees present in the facilities at any time and facilitating their ability to practice social distancing. Employees that are able to work from home have been instructed to do so. Such efforts have resulted in minor delays in the performance of administrative activities outside of the clinical programs. We will continue to evaluate the impact of the COVID-19 pandemic on our business and our clinical trials as we learn more and the impact of COVID-19 on our industry becomes more clear.

ProCellEx: Our Proprietary Protein Expression System

•                     ProCellEx is our proprietary platform used to produce and manufacture recombinant proteins through plant cell cultures in suspension. ProCellEx consists of a comprehensive set of proprietary technologies and capabilities, including the use of advanced genetic engineering and plant cell culture technology, enabling us to produce complex, proprietary, and biologically equivalent proteins for a variety of human diseases. Our protein expression system facilitates the creation and selection of high-expressing, genetically-stable cell lines capable of expressing recombinant proteins.

•                     Our ProCellEx technology allows for many unique advantages, including: biologic optimization; an ability to handle complex protein expressions; the potential for oral delivery of proteins; flexible manufacturing with improvements through efficiencies, enhancements and/or rapid horizontal scale-ups; a simplified production process; elimination of the risk of viral contaminations from mammalian components; and intellectual property advantages.

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

Plant Cell Production Advantages Versus Mammalian Cell Production

Pegunigalsidase Alfa (PRX-102) for the Treatment of Fabry Disease

PRX-102 is our proprietary, investigational, plant cell culture expressed enzyme, and a chemically modified stabilized version of, the recombinant α-Galactosidase-A protein under development for the treatment of Fabry disease. Fabry disease is a serious life-threatening rare genetic disorder. Fabry patients lack the lysosomal enzyme, α-galactosidase-A leading to the progressive accumulation of abnormal deposits of a fatty substance called globotriaosylceramide (Gb3) in blood vessel walls throughout their body. The abnormal storage of Gb3 increases with time and, as a result, Gb3 accumulates, primarily in the blood and in the blood vessel walls. The accumulation leads to a narrowing of the blood vessels, which in turn leads to decreased blood flow and tissue nourishment. The ultimate consequences of Gb3 deposition range from episodes of pain and impaired peripheral sensation to end-organ failure, particularly of the kidneys, but also of the heart and the cerebrovascular system. Fabry disease occurs in one person per 40,000 to 60,000 males. The global market for Fabry disease was approximately $1.7 billion in 2019 (Global Data) and continues to grow at a CAGR of approximately 10% (Data Bridge Market Research).

On May 28, 2020, we, together with Chiesi, announced the submission on May 27, 2020 of a BLA to the FDA for pegunigalsidase alfa for the treatment of adult patients with Fabry disease via the FDA’s Accelerated Approval pathway. The BLA submission includes a comprehensive set of preclinical, clinical and manufacturing data compiled from our completed phase I/II clinical trial of PRX-102, including the related extension study succeeding the phase I/II clinical trial, interim clinical data from our BRIDGE Study and safety data from our on-going clinical studies of PRX-102, including extension studies. Upon the BLA approval, if approved, we will be eligible to receive a milestone payment from Chiesi.

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

Key Trials and Design

Our phase III clinical program of PRX-102 for the treatment of Fabry disease includes three individual studies; the BALANCE, BRIDGE and BRIGHT Studies. In 2015, we completed a phase I/II clinical trial of PRX-102. Patients that completed the phase I/II clinical trial were offered the opportunity to continue PRX-102 treatment as part of a long-term extension study. In the phase III clinical program, we are studying two alternative dosing regimens for PRX-102, 1 mg/kg every two weeks and 2 mg/kg every four weeks, with the potential for improved efficacy and safety. The 2 mg/kg every four weeks regimen has the potential to lower treatment burden versus existing treatments for a subset of Fabry patients. The 1 mg/kg every two weeks regimen offers the potential for superior enzyme replacement therapy while the 2 mg/kg every four weeks regimen offers the potential for better quality of life. Enrolment has been completed in each of the BALANCE, BRIDGE and BRIGHT Studies.

Phase III BALANCE Study

The phase III BALANCE clinical trial of PRX-102 for the treatment of Fabry disease, or the BALANCE Study, is a 24-month, randomized, double blind, active control study of PRX-102 in Fabry patients with impaired renal function. We have completed enrollment of 78 patients in the trial, which is designed to evaluate the safety and efficacy of PRX-102 compared to agalsidase beta (Fabrazyme®) on renal function in Fabry patients with progressing kidney disease previously treated with Fabrazyme infused once every two weeks. Patients previously treated with Fabrazyme for approximately one year and on a stable dose for at least six months were screened and then randomized on a 2:1 ratio to 1 mg/kg of PRX-102 or 1 mg/kg of Fabrazyme. Randomization is being stratified by urinary protein to creatinine ratio (UPCR) of < or ≥ 1 g/g by spot urine sample. The study was designed such that no more than 50% of the patients enrolled in the study would be female. Approximately 40% of the enrolled patients are female.

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

Phase III BRIDGE Study

The BRIDGE Study is an open label, switch-over study designed to evaluate the safety and efficacy of 1 mg/kg of PRX-102 infused every two weeks, in up to 22 Fabry patients. The trial, which is fully enrolled, enrolled patients currently treated with agalsidase alfa (Replagal®) for at least two years and on a stable dose for at least six months. Patients were screened and evaluated over three months while continuing Replagal treatment. Following the screening period, each patient was enrolled and switched from Replagal treatment to receive intravenous (IV) infusions of PRX-102 1 mg/kg every two weeks for 12 months. Topline results from the study were released in May 2020.

Topline results of the data generated in the BRIDGE Study showed significant improvement in renal function as measured by mean annualized estimated Glomerular Filtration Rate (eGFR slope) and an amelioration of the course of disease in both male and female patients who were switched from Replagal® to PRX-102. Consistent with previously announced interim data, PRX-102 was found to be well tolerated, with all adverse events being transient in nature without sequelae. Twenty-two patients were enrolled in the study; two of those patients withdrew early from the study due to hypersensitivity reaction, and 20 of the patients successfully completed the 12-month treatment duration. Eighteen of the patients who completed the study opted to roll over to a long-term extension study and continue to be treated with PRX-102.

In the study, the mean annualized eGFR slope of the study participants improved from -5.90 mL/min/1.73m2/year while on Replagal® to -1.16 mL/min/1.73m2/year on PRX-102 in all patients. Male patients improved from -6.36 mL/min/1.73m2/year to -1.67 mL/min/1.73m2/year and female patients improved from 5.03 mL/min/1.73m2/year to 0.21 mL/min/1.73m2/year.

Baseline characteristics of the patients, ranging from ages 24 to 60 years, were as follows: mean eGFR 75.87 in males and 86.14 mL/min/1.73m2 in females; mean residual leucocytes enzymatic activity was 4.8% of lab normal mean in males and 27.9% in females; and plasma lyso-Gb3 mean levels were 49.7 nM and 13.8 nM in males and females, respectively. While lyso-Gb3 levels remain slightly high, particularly within the male cohort, continuous reduction in lyso-Gb3 levels was observed.

Data from the interim analysis of the BRIDGE Study was included in the PRX-102 BLA submission to the FDA under the Accelerated Approval pathway, and we anticipate that the final analysis will be used to support a Marketing Authorization Application (MAA) with the EMA.

Phase III BRIGHT Study

The phase III BRIGHT clinical trial of PRX-102 for the treatment of Fabry disease, or the BRIGHT Study, is a 12-month, open-label switch-over study designed to assess the safety, efficacy and pharmacokinetics (PK) of PRX-102 via intravenous (IV) infusions of 2 mg/kg administered every 4 weeks in up to 30 patients with Fabry disease, previously treated with an ERT (Fabrazyme or Replagal). To determine eligibility for participation in the study, candidates were screened to identify and select Fabry patients with stable kidney disease. Patients who matched the criteria were enrolled in the study and switched from their current treatment of intravenous (IV) infusions every 2 weeks to 2 mg/kg of PRX-102 every 4 weeks for 12 months. We completed enrollment of the BRIGHT study in June 2019.

Patients participating in the study are evaluated, among other disease parameters, to determine if their kidney disease had not further deteriorated while being treated with the 4-week dosing regimen as measured by eGFR and Lyso-Gb3, as well as other parameters. In addition, participating patients are evaluated to assess the safety and tolerability of PRX-102. In February 2019, we announced preliminary pharmacokinetic (PK) data from the BRIGHT study. The results demonstrate that PRX-102 was present and remained active in the plasma over the 4-week infusion intervals. The mean concentration of PRX-102 at day 28 was 138 ng/mL. In comparison, published data on Fabrazyme (1 mg/kg every 2 weeks) shows a mean concentration of 20 ng/mL at 10 hours post infusion. In addition, the area under the curve (AUC) for PRX-102 was measured to be approximately 2,000,000 ng·hr/mL over 28 days. Based on published data, the AUC of Fabrazyme is approximately 10,000 ng·hr/mL. Pre-existing anti-drug antibodies (ADA) generated in patients prior to switching to PRX-102 had substantially little effect on the circulation of PRX-102 for the 4-week period evaluated, and PRX-102 concentration in circulation was higher than agalsidase beta, even in the presence of ADAs. A preliminary safety analysis of 19 patients enrolled in the BRIGHT study was also conducted, and indicated that PRX-102 is well tolerated. To date, substantially all of the patients who completed the study opted, with the advice of the treating physician, to continue treatment under the 4-week dosing regimen in a long-term extension study.

Phase I/II Study

Our phase I/II clinical trial of PRX-102, which we completed in 2015, was a worldwide, multi-center, open-label, dose ranging study designed to evaluate the safety, tolerability, pharmacokinetics, immunogenicity and efficacy parameters of PRX-102 in adult Fabry patients. Sixteen adult, naïve Fabry patients (9 male and 7 female) completed the trial, each in one of three dosing groups, 0.2 mg/kg, 1 mg/kg and 2 mg/kg. Each patient received intravenous (IV) infusions of PRX-102 every two weeks for 12 weeks, with efficacy follow-up after six-month and twelve-month periods. The majority of the patients who completed the trial opted to continue receiving PRX-102 in an open-label, 60-month extension study under which all patients were switched to receive 1 mg/kg of the drug, the selected dose for our BALANCE Study and BRIDGE Study.

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

Results have shown that Lyso-Gb3 levels decreased approximately 90% from baseline. Renal function remained stable with mean eGRF levels of 108.02 and 107.20 at baseline and 24 months, respectively, with a modest annual eGFR slope of -2.1. An improvement across all the gastrointestinal symptoms evaluated, including severity and frequency of abdominal pain and frequency of diarrhea, was noted. Cardiac parameters, including LVM, LVMI and EF, remained stable with no cardiac fibrosis development detected. In conclusion, an improvement of over 40% in disease severity was shown as measured by the Mainz Severity Score Index (MSSI), a score compiling the different elements of the disease severity including neurological, renal and cardiovascular parameters. In addition, an improvement was noted in each of the individual parameters of the MSSI.

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

Commercialization Agreements with Chiesi Farmaceutici

We have entered into two exclusive global licensing and supply agreements for PRX-102 for the treatment of Fabry disease with Chiesi. The agreements have significant revenue potential for Protalix. Under the agreements, Protalix Ltd. has received $50.0 million in upfront payments and was entitled to development cost reimbursements of up to $45.0 million, up to more than $1.0 billion in potential milestone payments and tiered royalties of 15% - 35% (ex-US) and 15% - 40% (US).

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

We maintain distribution rights to Elelyso in Brazil (marketed as alfataliglicerase) through a supply and technology transfer agreement with Fiocruz, an arm of the Brazilian MoH. In 2019, we generated $9.1 million from sales of BioManguinhos alfataliglicerase to the Brazilian MoH.

Tulinercept (OPRX-106)

Tulinercept is a plant cell-expressed recombinant human tumor necrosis factor receptor II fused to an IgG1 Fc domain (TNFRII-Fc), for inhibiting TNF alpha. It is in development for oral administration. When administered orally and while passing through the digestive tract, the plant cells function as a natural delivery vehicle, having the unique attribute of a cellulose cell wall, which makes them resistant to degradation compared to proteins produced via mammalian cell expression.

Through oral administration, tulinercept is designed to work locally in the gut, avoiding the systemic exposure that occurs when TNF alpha inhibitors are administered by injection or intravenous infusion. Oral administration may potentially lead to a safer to use anti-TNF.

OPRX-106 may also be less immunogenic which can potentially result in longer-term efficacy.

We believe that our oral delivery mechanism can potentially prove to be a safer and more convenient method of protein administration and could be applied to additional proteins in certain indications.

Alidornase Alfa (PRX-110)

Alidornase alfa is our proprietary chemically-modified plant cell-expressed recombinant of human deoxyribonuclease I (DNase I), administered through inhalation. In cystic fibrosis (CF) patients, the accumulation of sputum in the lungs exposes them to recurrent infections and compromises lung function. DNase I therapy, or dornase alfa, is generally recommended for CF patients to improve lung function and reduce exacerbations.

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

Intellectual Property

A key element of our overall strategy is to establish a broad portfolio of patents to protect our proprietary technology, proprietary product and product candidates and their methods of use. As of March 31, 2020, we hold a broad portfolio of over 85 patents in Europe, the United States, Israel and additional countries worldwide, as well as over 40 pending patent applications.

During the fiscal quarter ended March 31, 2020, a patent was granted in China for the patent family named “TNFα inhibitor polypeptides, polynucleotides encoding same, cells expressing same and methods of producing same” adding to the four previously granted patents in this family.

Scientific Presentations

On February 13, 2020, Dr. Raphael Schiffmann of Baylor Scott & White Health , delivered an oral presentation entitled “Pegunigalsidase alfa, a novel PEGylated ERT, evaluated in Fabry patients with progressing kidney disease, RCT study design,” describing the design and methods of the BALANCE Study protocol, and the baseline characteristics for approximately 75 patients enrolled at 29 U.S. and European study sites. The presentation was delivered at the 16th Annual WORLDSymposium™ 2020, which took place February 10-13, 2020 at the Hyatt Regency Orlando in Florida.

In addition to the oral presentation, the following poster presentations were delivered at the conference with respect to PRX-102:

•	“Pegunigalsidase alfa, a novel PEGylated ERT, evaluated in Fabry patients with progressing kidney disease, RCT study design.”

•	“Pegunigalsidase alfa, PEGylated α-Galactosidase-A enzyme in development for the treatment of Fabry disease, shows correlation between renal Gb3 inclusion clearance and reduction of plasma Lyso-Gb3,” by Dr. Derralynn Hughes of University College London in London, UK, a principal investigator in our phase III clinical trial of pegunigalsidase alfa for the treatment of Fabry disease.

•	“Switching from agalsidase alfa to pegunigalsidase alfa for treating Fabry disease: One year of treatment data from BRIDGE, a phase III open label study,” to be presented by Dr. Ales Linhart, of Charles University in Praha, Czech Republic, a principal investigator in our phase III clinical trial of PRX-102 for the treatment of Fabry disease.

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

On March 16, 2020, we announced that we have agreed to conduct a feasibility study with Kirin to evaluate the production of a novel complex protein utilizing ProCellEx. Kirin will provide research funding for Protalix scientists to conduct cell line engineering and protein expression studies on the target protein. Upon successful completion of the study, we anticipate holding discussions with Kirin regarding the licensing of the ProCellEx technology and expression cells to Kirin for the continued development of the product candidate.

Critical Accounting Policies

Our significant accounting policies are more fully described in Note 1 to our consolidated financial statements appearing in this Quarterly Report. There have been no material changes to our critical accounting policies since we filed our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Results of Operations

Three months ended March 31, 2020 compared to the three months ended March 31, 2019

Revenues from Selling Goods

We recorded revenues from selling goods of $5.0 million during the three months ended March 31, 2020, an increase of $1.5 million, or 43%, compared to revenues of $3.5 million for the three months ended March 31, 2019. The increase resulted primarily from an increase of $0.8 million in sales of drug product to Brazil as well as an increase of $0.7 million in sales of drug substance to Pfizer.

Revenues from License and R&D Services

We recorded revenues from license and R&D services of $16.6 million for the three months ended March 31, 2020, an increase of $9.7 million, or 140%, compared to revenues of $6.9 million for the three months ended March 31, 2019. Revenues from the license agreements represent the revenues we recognized in connection with the Chiesi Agreements. The increase is primarily due to revenues recognized in connection with the progress of our clinical trial that have been performed, and with revenues recognized in connection with an updated costs estimation throughout the trials until completion in the amount of $6.7 million.

Cost of Goods Sold

Cost of goods sold was $3.4 million for the three months ended March 31, 2020, an increase of $1.4 million, or 68%, from cost of goods sold of $2.0 million for the three months ended March 31, 2019. The increase is primarily due to an increase in sales of goods.

Research and Development Expenses, Net

Research and development expenses were $10.3 million for the three months ended March 31, 2020, a decrease of $1.4 million, or 12%, compared to $11.7 million of research and development expenses for the three months ended March 31, 2019. The decrease was primarily due to a decrease in costs related to manufacturing of our drug in development

We expect research and development expenses to continue to be our primary expense as we enter into a more advanced stage of preclinical and clinical trials for certain of our product candidates.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $3.2 million for the three months ended March 31, 2020, an increase of $1.0 million, or 43%, compared to $2.2 million for the three months ended March 31, 2019. The increase resulted primarily from a $0.6 million increase in compensation related costs and a $0.2 million increase in professional fees.

Financial Expenses, Net

Financial expenses net were $3.0 million for the three months ended March 31, 2020, an increase of $1.3 million, or 75%, compared to financial expenses net of $1.7 million for the three months ended March 31, 2019. Financial expenses are comprised primarily from expenses on outstanding convertible notes.

Liquidity and Capital Resources

Our sources of liquidity include our cash balances. At March 31, 2020, we had $14.1 million in cash and cash equivalents and $35.0 million in bank deposits (both short and long term). We have primarily financed our operations through equity and debt financings, business collaborations, and grants funding. In the fourth quarter of 2017, Chiesi made a payment to Protalix Ltd. of $25.0 million in connection with the execution of the Chiesi Ex-US Agreement and in the third quarter of 2018, Chiesi made a payment to Protalix Ltd. of $25.0 million in connection with the execution of the Chiesi US Agreement.

During the three months ended March 31, 2020, we completed a private placement of common stock and warrants with committed net proceeds of approximately $41.3 million. In connection with the offering, we issued 17,604,423 unregistered shares of our common stock at a purchase price per share of $2.485 and warrants to purchase an additional 17,604,423 shares of common stock at an exercise price of $2.36 per share.

Cash Flows

Net cash used in operations was $7.1 million for the three months ended March 31, 2020. The net income for the three months ended March 31, 2020 of $1.7 million decreased by a $7.2 million decrease in contracts liability, a $4.1 million increase in account receivable and other assets and a $1.3 million increase in inventories, and was increased by an increase of $2.6 million in accounts payable and accruals, and by $0.8 million amortization of debt issuance costs and debt discount. Net cash used in investing activities for the three months ended March 31, 2020 was $35.0 million and consisted primarily of an increase in bank deposits. Net cash provided by financing activities was $38.6 million resulting from our issuance of common stock and warrants on March 18, 2020.

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

We expect to continue to incur significant expenditures in the near future, including significant research and development expenses related primarily to the clinical trials of PRX-102. Our material cash needs for the next 24 months will include, among other expenses, (i) costs of preclinical and clinical trials, (ii) employee salaries, (iii) payments for rent and operation of our manufacturing facilities, (iv) fees to our consultants and legal advisors, patents and fees for service providers in connection with our research and development efforts and (v) payment of principal and interest on our outstanding convertible promissory notes and other debt. We believe that the funds currently available to us are sufficient to satisfy our capital needs for at least 12 months from the date that the financial statements are issued.

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

Effects of Currency Fluctuations

Currency fluctuations could affect us through increased or decreased acquisition costs for certain goods and services. We do not believe currency fluctuations have had a material effect on our results of operations during the three months ended March 31, 2020 and March 31, 2019.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of each of March 31, 2020 and March 31, 2019.

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

	Three Months Ended March 31,		Year Ended December 31,
	2020	2019	2019
Average rate for period	3.504	3.644	3.565
Rate at period end	3.565	3.632	3.456

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15f and 15d-15f under the Exchange Act) that occurred during the quarter ended March 31, 2020 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not involved in any material legal proceedings.

Item 1A. Risk Factors

Except as set forth below, there have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

The COVID-19 pandemic, or any other pandemic, epidemic or outbreak of an infectious disease, may adversely affect our business, results of operations and financial condition.

If a pandemic, epidemic or outbreak of an infectious disease occurs in the United States, Europe, Israel or elsewhere, our business and operations may be adversely affected. In December 2019, a novel strain of coronavirus, COVID-19, was identified in Wuhan, China. The virus has spread globally. To date, our clinical trials have not been adversely affected by COVID-19. In response to the spread of COVID-19 in Israel, and with local directives issued in response thereof, we have restructured the work day within our facilities to consist of two shifts thereby reducing the number of employees present in the facilities at any time, and facilitating their ability to practice social distancing. Employees that are able to work from home have been instructed to do so. Such efforts have resulted in minor delays in the performance of administrative activities outside of the clinical programs. The spread of an infectious disease, including COVID-19, may also result in the inability of our suppliers to deliver components or raw materials on a timely basis. In addition, hospitals may reduce staffing and reduce or postpone certain treatments in response to the spread of an infectious disease, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of clinical trials. Such events may result in a period of business and manufacturing disruption, and in reduced operations, any of which could materially affect our business, financial condition and results of operations. While the extent of the impact of the current COVID-19 pandemic on our business and financial results depends on future developments which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others, a continued and prolonged public health crisis such as the COVID-19 pandemic may adversely affect our business, results of operations and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Except as set forth in our Current Report on Form 8-K filed on March 18, 2020, there were no unregistered sales of equity securities during the three months ended March 31, 2020.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Date	Filed or Furnished Herewith
3.1	Certificate of Incorporation of the Company	8-K	333-48677	3.1	April 1, 2016

3.2	Amendment to Certificate of Incorporation of the Company	Def 14A	001-33357	Appen. A	July 1, 2016

3.3	Second Amendment to Certificate of Incorporation of the Company	Def 14A	001-33357	Appen. A	October 17, 2018

3.4	Third Amendment to Certificate of Incorporation of the Company	8-K	001-33357	3.1	December 19, 2019

3.5	Bylaws of the Company	8-K	001-33357	3.2	April 1, 2016

4.1	Form of Restricted Stock Agreement/Notice	8-K	001-33357	4.1	July 18, 2012

4.2	Indenture, dated as of December 7, 2016, between Protalix BioTherapeutics, Inc. the guarantors party thereto, The Bank of New York Mellon Trust Company, N.A., as trustee and Wilmington Savings Fund Society, FSB, as collateral agent	8-K	001-33357	4.1	December 7, 2016

4.3	Form of 7.50% Convertible Note due 2021 (Issued in 2016 Financing)	8-K	001-33357	4.2	December 7, 2016

4.4	Form of 7.50% Convertible Note due 2021 (Issued in 2016 Exchange)	8-K	001-33357	4.3	December 7, 2016

4.5	First Supplemental Indenture, dated as of July 24, 2017, by and among Protalix BioTherapeutics, Inc., the guarantors party thereto, The Bank of New York Mellon Trust Company, N.A., as trustee, and Wilmington Savings Fund Society, FSB, as collateral agent	8-K	001-33357	4.2	July 25, 2017

4.6	Second Supplemental Indenture, dated as of November 27, 2017, by and among Protalix BioTherapeutics, Inc., the guarantors party hereto and The Bank of New York Mellon Trust Company, N.A., as trustee, registrar, paying agent and conversion agent	8-K	001-33357	4.1	December 1, 2017

4.7	Form of Warrant	8-K	001-33357	4.1	March 12, 2020

10.1	Form of Securities Purchase Agreement	8-K	001-33357	10.1	March 12, 2020

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Certification of Chief Executive Officer					X

32.2	18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Certification of Chief Financial Officer	X
101.INS	XBRL INSTANCE FILE	X
101.SCH	XBRL SHEMA FILE	X
101.CAL	XBRL CALCULATION FILE	X
101.DEF	XBRL DEFINITION FILE	X
101.LAB	XBRL LABEL FILE	X
101.PRE	XBRL PRESENTATION FILE	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROTALIX BIOTHERAPEUTICS, INC.
(Registrant)

Date: June 1, 2020	By:	/s/ Dror Bashan
Dror Bashan President and Chief Executive Officer (Principal Executive Officer)

Date: June 1, 2020	By:	/s/ Eyal Rubin
Eyal Rubin Senior Vice President and Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)