Form 10-Q/A
period 2020-03-31
Protalix BioTherapeutics, Inc.
filed 2020-06-01
CIK 1006281

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

EXPLANATORY NOTE

Protalix BioTherapeutics, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to amend its Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, originally filed with the Securities and Exchange Commission (the “SEC”) on June 1, 2020 (the “Original Form 10-Q”), solely to add this Explanatory Note, which was inadvertently omitted from the Original Form 10-Q, to disclose that the Company had filed the Original Form 10-Q after the May 11, 2020 deadline applicable to the Company for the filing in reliance on the 45-day extension provided by an order issued by the SEC under Section 36 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) Granting Exemptions from Specified Provisions of the Exchange Act and Certain Rules Thereunder, dated March 4, 2020 (Release No. 34-88318), as modified and superseded by a new SEC order under Section 36 of the Exchange Act Modifying Exemptions from the Reporting and Proxy Delivery Requirements for Public Companies, dated March 25, 2020 (Release No. 34-88465) (collectively, the “Order”).

On May 11, 2020, the Company filed a Current Report on Form 8-K (the “Form 8-K”) to indicate its intention to rely on the Order for such extension. Specifically, the Company disclosed that in accordance with local Israeli directives issued in response to the COVID-19 pandemic, the Company had restructured its work day within its facilities to consist of two shifts thereby reducing the number of employees present in the facilities at any given time and facilitating their ability to practice social distancing. Such efforts have resulted in minor delays in the performance of certain administrative activities outside of the Company’s clinical programs. In particular, restrictions relating to the COVID-19 pandemic have limited access to the Company’s corporate offices and required its financial and accounting staff to primarily work remotely. The restrictions have resulted in limited access to the Company’s financial records and data and disrupted interactions among the personnel involved in the completion of the Company’s quarterly report, hindering the Company’s ability to gather and vet financial information and slowing the Company’s completion of its quarterly financial review and the preparation of the Form 10-Q. Therefore, the Company required additional time to prepare and finalize the Original Form 10-Q due to circumstances related to COVID-19 and was unable to file the Original Form 10-Q prior to the due date. The Company filed the Original Form 10-Q on June 1, 2020 (which was within the permitted timeframe of the Order).

In addition, as required by Rule 12b-15 under the Exchange Act, the Company is including in this Amendment certifications from its principal executive officer and principal financial officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act as exhibits to this Amendment. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. The Company is not including the certifications under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment.

Except as described above, this Amendment does not amend, modify or update the information in, or exhibits to, the Original Form 10-Q. Furthermore, this Amendment does not change any previously reported financial results nor does it reflect events occurring after the filing of the Original Form 10-Q. This Amendment should be read in conjunction with the Original Form 10-Q and with the Company’s other filings made with the SEC subsequent to the filing of the Original Form 10-Q.

PART II – OTHER INFORMATION

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