Form 10-Q
period 2020-06-30
Protalix BioTherapeutics, Inc.
filed 2020-08-10
CIK 1006281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

⌧   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

OR

◻   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ⌧  No  ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧  No  ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No   ☒

On August 1, 2020, approximately 32,442,636 shares of the Registrant’s common stock, $0.001 par value, were outstanding.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

PROTALIX BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands)

(Unaudited)

	June 30, 2020	December 31, 2019

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$4,843	$17,792
Short-term bank deposits	30,147	-
Accounts receivable – Trade	5,262	4,700
Other assets	2,893	1,832
Inventories	11,065	8,155
Total current assets	$54,210	$32,479

NON-CURRENT ASSETS:
Long-term bank deposits	$5,025	-
Funds in respect of employee rights upon retirement	2,005	$1,963
Property and equipment, net	4,793	5,273
Operating lease right of use assets	5,677	5,677
Total non-current assets	$17,500	$12,913
Total assets	$71,710	$45,392

LIABILITIES NET OF CAPITAL DEFICIENCY

CURRENT LIABILITIES:
Accounts payable and accruals:
Trade	$6,707	$6,495
Other	11,910	11,905
Operating lease liabilities	1,145	1,139
Contracts liability	18,352	16,335
Promissory note	4,301	4,301
Total current liabilities	$42,415	$40,175

LONG TERM LIABILITIES:
Convertible notes	$52,622	$50,957
Contracts liability	4,122	16,980
Liability for employee rights upon retirement	2,665	2,565
Operating lease liabilities	4,526	4,528
Other long term liabilities	124	509
Total long term liabilities	$64,059	$75,539
Total liabilities	$106,474	$115,714

COMMITMENTS

CAPITAL DEFICIENCY	(34,764)	(70,322)
Total liabilities net of capital deficiency	$71,710	$45,392

The accompanying notes are an integral part of the condensed consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(U.S. dollars in thousands, except per share data)

(Unaudited)

	Six Months Ended		Three Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Revenues from selling goods	$8,679	$6,960	$3,648	$3,430
Revenues from license and R&D services	23,934	15,726	7,319	8,817
Total revenue	32,613	22,686	10,967	12,247
Cost of goods sold	(5,253)	(4,740)	(1,827)	(2,695)
Research and development expenses, net (1)	(19,526)	(25,021)	(9,186)	(13,323)
Selling, general and administrative expenses (2)	(5,381)	(4,298)	(2,194)	(2,068)
Operating income (loss)	2,453	(11,373)	(2,240)	(5,839)
Financial expenses	(5,177)	(3,827)	(1,948)	(1,907)
Financial income	241	193	38	3
Financial expenses, net	(4,936)	(3,634)	(1,910)	(1,904)
Net loss for the period	$(2,483)	$(15,007)	$(4,150)	$(7,743)
Loss per share of common stock - basic and diluted	$(0.12)	$(1.01)	$(0.13)	$(0.52)
Weighted average number of shares of common stock used in computing loss per share – basic and diluted	19,923,935	14,838,213	32,442,636	14,838,213
(1) Includes share-based compensation	$73	$316	$(5)	$138
(2) Includes share-based compensation	$625	$87	$272	$(25)

The accompanying notes are an integral part of the condensed consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN

CAPITAL DEFICIENCY

(U.S. dollars in thousands, except per share data)

(Unaudited)

			Additional
	Common	Common	Paid-In	Accumulated
	Stock (1)	Stock	Capital	Deficit	Total
	Number of
	Shares	Amount
Balance at January 1, 2019	14,838,213	$15	$269,657	$(322,553)	$(52,881)
Changes during the six-month period ended June 30, 2019:
Share-based compensation			403		403
Net loss for the period				(15,007)	(15,007)
Balance at June 30, 2019	14,838,213	$15	$270,060	$(337,560)	$(67,485)
Balance at January 1, 2020	14,838,213	$15	$270,492	$(340,829)	$(70,322)
Changes during the six-month period ended June 30, 2020:
Issuance of common stock and warrants, net of issuance cost	17,604,423	18	41,325		41,343
Note receivable from issuance of common stock and warrants			(4,000)		(4,000)
Share-based compensation			698		698
Net loss for the period				(2,483)	(2,483)
Balance at June 30, 2020	32,442,636	$33	$308,515	$(343,312)	$(34,764)
Balance at March 31, 2019	14,838,213	$15	$269,947	$(329,817)	$(59,855)
Changes during the three-month period ended June 30, 2019:
Share-based compensation			113		113
Net loss for the period				(7,743)	(7,743)
Balance at June 30, 2019	14,838,213	$15	$270,060	$(337,560)	$(67,485)
Balance at March 31, 2020	32,442,636	$33	$308,248	$(339,162)	$(30,881)
Changes during the three-month period ended June 30, 2020:
Share-based compensation			267		267
Net loss for the period				(4,150)	(4,150)
Balance at June 30, 2020	32,442,636	$33	$308,515	$(343,312)	$(34,764)

(1) Common Stock, $0.001 par value; Authorized – as of June 30, 2020 and 2019 - 120,000,000 and 350,000,000, respectively.

The accompanying notes are an integral part of the condensed consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

(Unaudited)

	Six Months Ended
	June 30, 2020	June 30, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,483)	$(15,007)
Adjustments required to reconcile net loss to net cash used in operating activities:
Share based compensation	698	403
Depreciation	710	784
Financial expenses (income), net (mainly exchange differences)	(250)	150
Changes in accrued liability for employee rights upon retirement	107	13
Loss on amounts funded in respect of employee rights upon retirement	22	-
Amortization of debt issuance costs and debt discount	1,665	1,435
Changes in operating assets and liabilities:
Decrease in contracts liability (including non-current portion)	(10,841)	(442)
Increase in accounts receivable and other assets	(1,621)	(2,811)
Changes in right of use assets	27	(69)
Decrease (increase) in inventories	(2,910)	1,571
Increase in accounts payable and accruals	309	1,471
Increase (decrease) in other long term liabilities	(385)	56
Net cash used in operating activities	$(14,952)	$(12,446)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in bank deposits (including long-term deposits)	$(35,000)	$-
Purchase of property and equipment	(278)	(207)
Increase in restricted deposit	-	(236)
Amounts funded in respect of employee rights upon retirement, net	(69)	(23)
Net cash used in investing activities	$(35,347)	$(466)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock and warrants, net of issuance cost	$37,343	$-
Net cash provided by financing activities	$37,343	$-
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	$7	$200
NET DECREASE IN CASH AND CASH EQUIVALENTS	(12,949)	(12,712)
BALANCE OF CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	17,792	37,808
BALANCE OF CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,843	$25,096

The accompanying notes are an integral part of the condensed consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

(Unaudited)

(Continued) – 2

	Six Months Ended
	June 30, 2020	June 30, 2019
SUPPLEMENTARY INFORMATION ON INVESTING AND FINANCING ACTIVITIES NOT INVOLVING CASH FLOWS:
Purchase of property and equipment	$50	$329
Right of use assets obtained in exchange for new operating lease liabilities	$362
Note receivable from issuance of common stock and warrants	$4,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

a.	General

Protalix BioTherapeutics, Inc. (collectively with its subsidiaries, the “Company”) and its wholly-owned subsidiaries, Protalix Ltd. and Protalix B.V. (collectively, the “Subsidiaries”), are biopharmaceutical companies focused on the development and commercialization of recombinant therapeutic proteins based on the Company’s proprietary ProCellEx® protein expression system (“ProCellEx”). To date, the Company has successfully developed taliglucerase alfa (marketed under the name BioManguinhos alfataliglicerase in Brazil and certain other Latin American countries and Elelyso® in the rest of the territories) for the treatment of Gaucher disease that has been approved for marketing in the United States, Brazil, Israel and other markets. The Company has a number of product candidates in varying stages of the clinical development process. The Company’s strategy is to develop proprietary recombinant proteins that are therapeutically superior to existing recombinant proteins currently marketed for the same indications.

The Company’s product pipeline currently includes, among other candidates:

(1)	pegunigalsidase alfa, or PRX-102, a therapeutic protein candidate for the treatment of Fabry disease, a rare, genetic lysosomal disorder;
(2)	alidornase alfa, or PRX-110, a proprietary plant cell recombinant human Deoxyribonuclease 1, or DNase;
(3)	OPRX-106, the Company’s oral anti-TNF product candidate which is being developed as an orally-delivered anti-inflammatory treatment using plant cells as a natural capsule for the expressed protein; and
(4)	PRX-115, the Company’s plant cell-expressed recombinant PEGylated Uricase (Urate Oxidase) – a chemically modified enzyme to treat Gout.

Obtaining marketing approval with respect to any product candidate in any country is dependent on the Company’s ability to implement the necessary regulatory steps required to obtain such approvals. The Company cannot reasonably predict the outcome of these activities.

On May 28, 2020, the Company, together with Chiesi Global Rare Diseases, a unit of Chiesi Farmaceutici S.p.A., the Company’s development and commercialization partner (“Chiesi”), announced the submission on May 27, 2020 of a Biologics License Application (BLA) to the U.S. Food and Drug Administration (the “FDA”) for pegunigalsidase alfa for the treatment of adult patients with Fabry disease under the FDA’s Accelerated Approval pathway. On July 28, 2020, the FDA informed Chiesi that the BLA had been filed for review and that the FDA was working on the 74-day letter. In addition, the FDA informed Chiesi that no “Refuse To File” will be issued for the PRX-102 BLA.

On March 18, 2020, the Company completed a private placement of its common stock and warrants. In connection with the offering, the Company issued 17,604,423 unregistered shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at a purchase price per share of $2.485 and warrants to purchase an additional 17,604,423 shares of Common Stock at an exercise price of $2.36 per share. The warrants are exercisable commencing six months following their issuance for a period of five years from the date of issuance. For accounting purposes, the warrants are classified as equity considering the warrants’ terms.

The net proceeds committed to the Company from the private placement were approximately $41.3 million, after deducting advisory fees and other estimated offering expenses.

In July 2020, the Company collected total proceeds of approximately $4.6 million from accounts receivable outstanding at June 30, 2020; approximately $1.6 million in connection with its collaboration with Chiesi and approximately $3.0 million from sales of BioManguinhos alfataliglicerase to Fundação Oswaldo Cruz (“Fiocruz”), an arm of the Brazilian Ministry of Health (the “Brazilian MoH”).

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

On October 19, 2017, Protalix Ltd. and Chiesi entered into an Exclusive License and Supply Agreement (the “Chiesi Ex-US Agreement”) pursuant to which Protalix Ltd.granted to Chiesi an exclusive license for all markets outside of the United States to commercialize pegunigalsidase alfa. On July 23, 2018, Protalix Ltd. entered into an Exclusive License and Supply Agreement with Chiesi (the “Chiesi US Agreement”) with respect to the commercialization of pegunigalsidase alfa in the United States.

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

Since its approval by the FDA, taliglucerase alfa has been marketed by Pfizer Inc. (“Pfizer”) in accordance with the exclusive license and supply agreement entered into between Protalix Ltd. and Pfizer (the “Pfizer Agreement”). In October 2015, Protalix Ltd. and Pfizer entered into an amended exclusive license and supply agreement (the “Amended Pfizer Agreement”) pursuant to which the Company sold to Pfizer its share in the collaboration created under the Pfizer Agreement for the commercialization of Elelyso. As part of the sale, the Company agreed to transfer its rights to Elelyso in Israel to Pfizer while gaining full rights to it in Brazil. Under the Amended Pfizer Agreement, Pfizer is entitled to all of the revenues, and is responsible for 100% of expenses globally for Elelyso, excluding Brazil where the Company is responsible for all expenses and retains all revenues.

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

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2019, filed by the Company with the U.S. Securities and Exchange Commission (the “Commission”). The comparative balance sheet at December 31, 2019 has been derived from the audited financial statements at that date.

c.	Loss per share

Basic and diluted loss per share (“LPS”) are computed by dividing net loss by the weighted average number of shares of the Company’s Common Stock attributable to common stockholders outstanding for each period.

The calculation of diluted LPS does not include 7,812,543 and 18,445,764 shares of Common Stock underlying outstanding options and restricted shares of Common Stock and shares issuable upon conversion of outstanding convertible notes and outstanding warrants for the six months ended June 30, 2019 and 2020, respectively, and 7,805,142 and 25,997,289 shares of Common Stock for the three months ended June 30, 2019 and 2020, respectively, because their effect would be anti-dilutive.

The computation of basic and diluted net loss per common stock was adjusted retrospectively for all periods presented to reflect the Company’s reverse stock split at a ratio of one-for-ten, effective as of December 19, 2019.

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

The Company has identified two performance obligations in Chiesi agreements as follows: (1) the license and research and development services and (2) the contingent performance obligation regarding future manufacturing.

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

(Unaudited)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

NOTE 2 - INVENTORIES

Inventories at June 30, 2020 and December 31, 2019 consisted of the following:

	June 30,	December 31,
(U.S. dollars in thousands)	2020	2019
Raw materials	$3,902	$3,607
Work in progress	560	552
Finished goods	6,603	3,996
Total inventory	$11,065	$8,155

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

(Unaudited)

NOTE 3 – FAIR VALUE MEASUREMENT (Continued)

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

As of June 30, 2020, the carrying amounts of short-term and long-term deposits approximate their fair values due to the stated interest rates, which approximate market rates.

The fair value of the $57.9 million aggregate principal amount of the Company’s outstanding 7.50% convertible promissory notes due November 2021 (the “2021 Notes”) as of June 30, 2020 is approximately $62.2 million based on a Level 3 measurement.

The Company prepared a valuation of the fair value of the Company’s outstanding 2021 Notes (a Level 3 valuation) as of June 30, 2020. The value of these notes was estimated by implementing the binomial model. The liability component was valued based on the Income Approach. The following parameters were used:

2021 Notes
Stock price (USD)	3.79
Expected term	1.38
Risk free rate	0.16%
Volatility	107.87%
Yield	12.87%

NOTE 4 – REVENUES

The following table summarizes the Company’s disaggregation of revenues:

	Six Months Ended June 30
(U.S. dollars in thousands)	2020	2019
Pfizer	$2,679	$2,735
Brazil	$6,000	$4,225
Total revenues from selling goods	$8,679	$6,960
Revenues from license and R&D services	$23,934	$15,726

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4 – REVENUES (Continued)

During the six months ended June 30, 2020, the Company recorded revenue in the amount of $6.7 million following a change in estimate of the total costs expected to be incurred in the connection with the Chiesi Agreements.

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

NOTE 5 – STOCK TRANSACTIONS

On June 17, 2020, the Company granted, with the approval of the Company’s compensation committee, 10-year options to purchase 196,995 shares of Common Stock to the Company’s Sr. Vice President and Chief Development Officer under the Company’s Amended and Restated 2006 Employee Stock Incentive Plan, as amended (the “Plan”). The options have an exercise price equal to $3.59 per share and vest over a four-year period in 16 equal quarterly increments. Vesting of the options granted to the Sr. Vice President and Chief Development Officer are subject to automatic acceleration in full upon a Corporate Transaction or a Change in Control, as those terms are defined in the Plan, and are subject to certain other terms and conditions. The Company’s President and Chief Executive Officer may, in his discretion, grant options to the Company’s Sr. Vice President and Chief Development Officer to purchase additional shares if the Company effects certain transactions in which it issues additional shares of Common Stock. The Company estimated the fair value of the options on the date of grant using the Black-Scholes option-pricing model to be approximately $0.5 million based on the following weighted average assumptions: share price equal to $3.59; dividend yield of 0% for all years; expected volatility of 80.43%; risk-free interest rate of 0.59%; and expected life of six years.

On June 17, 2020, the Company granted, with the approval of the Company’s compensation committee, 10-year options to purchase 760,311 shares of Common Stock, in the aggregate, to certain of the Company’s employees under the Plan. The options granted have an exercise price equal to $3.66 per share and vest over a four-year period in 16 equal quarterly increments. The Company estimated the fair value of the options on the date of grant using the Black-Scholes option-pricing model to be approximately $1.9 million based on the following weighted average assumptions: share price equal to $3.66; dividend yield of 0% for all years; expected volatility of 80.49%; risk-free interest rate of 0.45%; and expected life of six years.

NOTE 6 – SUBSEQUENT EVENTS

On July 5, 2020, the Company granted, with the approval of the Company’s compensation committee, 10-year options to purchase 129,771 shares of Common Stock to the Company’s new Vice President, Research and Development under the Plan. The options have an exercise price equal to $3.73 per share and vest over a four-year period in 16 equal quarterly increments. Vesting of the options granted to the Vice President, Research and Development is subject to automatic acceleration in full upon a Corporate Transaction or a Change in Control, as those terms are defined in the Plan, and are subject to certain other terms and conditions. The Company estimated the fair value of the options on the date of grant using the Black-Scholes option-pricing model to be approximately $329,000 based on the following weighted average assumptions: share price equal to $3.73; dividend yield of 0% for all years; expected volatility of 80.60%; risk-free interest rate of 0.395%; and expected life of six years.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the consolidated financial statements and the related notes included elsewhere in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2019. Some of the information contained in this discussion and analysis, particularly with respect to our plans and strategy for our business and related financing, includes forward-looking statements within the meanings of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, including statements regarding expectations, beliefs, intentions or strategies for the future. When used in this report, the terms “anticipate,” “believe,” “estimate,” “expect,” “can,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” and words or phrases of similar import, as they relate to our company or our management, are intended to identify forward-looking statements. We intend that all forward-looking statements be subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance, and we undertake no obligation to update or revise, nor do we have a policy of updating or revising, any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, except as may be required under applicable law. Forward-looking statements are subject to many risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements as a result of several factors including those set forth under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

Examples of the risks and uncertainties include, but are not limited to, the following:

●	the risk that the FDA will not accept our application for Accelerated Approval of PRX-102 with the data generated to date or will request additional data or other conditions of the submission, or that the FDA, the European Medicines Agency, or the EMA, or other foreign regulatory authorities may not accept or approve a marketing application we file for any of our other product candidates;
●	risks associated with the novel coronavirus disease, or COVID-19, outbreak, which may adversely impact our business, preclinical studies and clinical trials;
●	failure or delay in the commencement or completion of our preclinical studies and clinical trials, which may be caused by several factors, including: slower than expected rates of patient recruitment; unforeseen safety issues; determination of dosing issues; lack of effectiveness during clinical trials; inability or unwillingness of medical investigators and institutional review boards to follow our clinical protocols; inability to monitor patients adequately during or after treatment; and or lack of sufficient funding to finance our clinical trials;
●	the risk that the results of our clinical trials will not support the applicable claims of safety or efficacy and that our product candidates will not have the desired effects or will have undesirable side effects or other unexpected characteristics;
●	risks relating to our evaluation and pursuit of strategic alternatives;
●	risks related to our ability to regain compliance with the continued listing standards of the NYSE American LLC, or the NYSE American, or to otherwise maintain compliance with its continued listing standards;
●	risks relating to our ability to manage our relationship with our collaborators, distributors or partners;
●	risks relating to our ability to make required payments under our outstanding convertible notes or any other indebtedness;
●	risks relating to the compliance by Fiocruz, an arm of the Brazilian MoH, with its purchase obligations under our supply and technology transfer agreement, which may have a material adverse effect on us and may also result in the termination of such agreement;

●	risks relating to our ability to execute a license agreement with SarcoMed USA Inc., or SarcoMed, with terms and conditions acceptable to us, if at all;
●	our dependence on performance by third-party providers of services and supplies;
●	the impact of development of competing therapies and/or technologies by other companies;
●	risks related to our supply of drug product to Pfizer;
●	risks related to our expectations with respect to the potential commercial value of our product and product candidates;
●	potential product liability risks, and risks of securing adequate levels of related insurance coverage;
●	the possibility of infringing a third-party’s patents or other intellectual property rights and the uncertainty of obtaining patents covering our products and processes and successfully enforcing our intellectual property rights against third-parties;
●	risks relating to changes in healthcare laws, rules and regulations in the United States or elsewhere; and
●	the possible disruption of our operations due to terrorist activities and armed conflict, including as a result of the disruption of the operations of regulatory authorities, our subsidiaries, our manufacturing facilities and our customers, suppliers, distributors, collaborative partners, licensees and clinical trial sites.

Recent Company Developments

●	On June 8, 2020, we announced the appointment of Yael Hayon, Ph.D. to serve as our new Vice President, Research and Development, effective July 5, 2020. Yoseph Shaaltiel, Ph.D. retired from his position as our Executive Vice President, Research and Development, effective June 15, 2020.
●	On June 8, 2020, we announced the promotion of Einat Brill Almon, Ph.D. to Sr. Vice President and Chief Development Officer. Dr. Almon first joined Protalix Ltd. in December 2004, originally as a Senior Director and later as Vice President, and became our Senior Vice President, Product Development in 2006.
●	On July 23, 2020, we announced that we had entered into a non-binding term sheet with SarcoMed. The arrangement, if consummated, would relate to the development and commercialization of PRX-110 for the treatment of Pulmonary Sarcoidosis and related diseases.
●	On July 28, 2020, the FDA informed Chiesi that the BLA for PRX-102 for the treatment of adult patients with Fabry disease that had been submitted on May 27, 2020 had been filed for review and that the FDA was working on the 74-day letter. In addition, the FDA informed Chiesi that no “Refuse To File” will be issued for the PRX-102 BLA.

As we disclosed last quarter, we continue to actively advance all our clinical programs. We are in close contact with our principal investigators and clinical sites and our clinical research organizations, which are primarily located in the United States and Europe, and to date, our clinical trials have not been materially adversely affected by COVID-19. In light of recent developments relating to the COVID-19 pandemic, the focus of healthcare providers and hospitals on fighting the virus, and consistent with the FDA’s updated industry guidance for conducting clinical trials issued on March 18, 2020, we and our contract research organizations have made certain adjustments to the operation of our clinical trials in an effort to ensure the monitoring and safety of patients and minimize risk to trial integrity during the pandemic and generally, and we may need to make further adjustments in the future.

In response to the spread of COVID-19, and with local directives issued in response thereof, we restructured the work day within our facilities to consist of two shifts thereby reducing the number of employees present in the facilities at any time and facilitating their ability to practice social distancing. Employees that were able to work from home were instructed to do so. Such efforts resulted in minor delays in the performance of administrative activities outside of the clinical programs.

In June 2020, after local directives allowed more flexibility with respect to social interactions, we returned to a regular work day. However, as the pandemic’s effect locally has continued to change, and local Israeli directives have evolved to address the changing effects, we have decided to restore the two-shift work day schedule and to again encourage employees that are able to work from home to do so.

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

On May 28, 2020, we, together with Chiesi, announced the submission on May 27, 2020 of a BLA to the FDA for PRX-102 for the treatment of adult patients with Fabry disease under the FDA’s Accelerated Approval pathway. The BLA submission includes a comprehensive set of preclinical, clinical and manufacturing data compiled from our completed phase I/II clinical trial of PRX-102, including the related extension study succeeding the phase I/II clinical trial, interim clinical data from our BRIDGE Study and safety data from our on-going clinical studies of PRX-102, including extension studies. On July 28, 2020, the FDA informed Chiesi that the BLA had been filed for review and that it was working on the 74-day letter. In addition, the FDA informed Chiesi that no “Refuse to File” will be issued for the BLA. Upon the BLA approval, if approved, we will be eligible to receive a milestone payment from Chiesi.

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

Key Trials and Design

Our phase III clinical program of PRX-102 for the treatment of Fabry disease includes three individual studies; the BALANCE, BRIDGE and BRIGHT Studies. In 2015, we completed a phase I/II clinical trial of PRX-102. Patients that completed the phase I/II clinical trial were offered the opportunity to continue PRX-102 treatment as part of a long-term extension study. In the phase III clinical program, we are studying two alternative dosing regimens for PRX-102; 1 mg/kg every two weeks, with the potential for improved efficacy and safety offering a potential alternative to existing enzyme replacement therapies, and 2 mg/kg every four weeks, which has the potential to lower treatment burden versus existing treatments and potentially provide a better quality of life for a subset of Fabry patients. Enrolment has been completed in each of the BALANCE and BRIGHT Studies. Topline results from the BRIDGE study were released in May 2020. The last patient/last visit in the BRIGHT study was in July 2020.

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

The primary endpoint for the BALANCE Study is the comparison in the annualized rate of decline of eGFR slope between Fabrazyme and PRX-102. eGFR is considered a clinically valuable, reliable and accepted test to measure the level of kidney function and stage of kidney disease. Additional parameters being evaluated include: cardiac assessment, lyso-Gb3 (a biomarker for monitoring Fabry patients status), pain, quality of life, immunogenicity, Fabry clinical events, pharmacokinetics and other parameters. The study also evaluates the safety and tolerability of PRX-102.

We intend to conduct an interim analysis when the last enrolled patient reaches 12 months of treatment to test for non-inferiority to support anticipated regulatory filings with the EMA. Notwithstanding the interim analysis, patients enrolled in the BALANCE Study will continue to be treated for a total of 24 months, at which point the data will be analyzed to test for superiority in a final analysis of the study data. This final analysis will be used to support converting the accelerated approval into a traditional approval, if the May 2020 PRX-102 BLA submission results in an approval from the FDA under the Accelerated Approval pathway.

Phase III BRIDGE Study

The BRIDGE Study is an open label, switch-over study designed to evaluate the safety and efficacy of 1 mg/kg of PRX-102 infused every two weeks, in up to 22 Fabry patients. The trial, which has been completed, enrolled patients previously treated with agalsidase alfa (Replagal®) for at least two years and on a stable dose for at least six months. Patients were screened and evaluated over three months while continuing Replagal treatment. Following the screening period, each patient was enrolled and switched from Replagal treatment to receive intravenous (IV) infusions of PRX-102 1 mg/kg every two weeks for 12 months. Topline results from the study were released in May 2020.

Topline results of the data generated in the BRIDGE Study showed significant improvement in renal function as measured by mean annualized estimated Glomerular Filtration Rate (eGFR slope) and an amelioration of the course of disease in both male and female patients who were switched from Replagal to PRX-102. Consistent with previously announced interim data, PRX-102 was found to be well tolerated, with all adverse events being transient in nature without sequelae. Twenty-two patients were enrolled in the study; two of those patients withdrew early from the study due to hypersensitivity reaction, and 20 of the patients successfully completed the 12-month treatment duration. Eighteen of the patients who completed the study opted to roll over to a long-term extension study and continue to be treated with PRX-102.

In the study, the mean annualized eGFR slope of the study participants improved from -5.90 mL/min/1.73m2/year while on Replagal to -1.16 mL/min/1.73m2/year on PRX-102 in all patients. Male patients improved from -6.36 mL/min/1.73m2/year to -1.67 mL/min/1.73m2/year and female patients improved from 5.03 mL/min/1.73m2/year to 0.21 mL/min/1.73m2/year.

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

Phase III BRIGHT Study

The phase III BRIGHT clinical trial of PRX-102 for the treatment of Fabry disease, or the BRIGHT Study, which was completed in July 2020, is a 12-month, open-label switch-over study designed to assess the safety, efficacy and pharmacokinetics (PK) of PRX-102 via intravenous (IV) infusions of 2 mg/kg administered every 4 weeks in up to 30 patients with Fabry disease, previously treated with an ERT (Fabrazyme or Replagal). The rationale for this open-label switch-over study is based on the enhanced pharmacokinetic (PK) profile of PRX-102. Phase 1/2 study measurements and PK projection modelling data suggest that PRX-102 2.0 mg/kg every 4 weeks may be beneficial in patients with mild to moderate Fabry disease. This treatment dose and regimen is aimed to serve as a maintenance program for Fabry patients without severe clinical symptoms and with relatively slow disease progression, with the potential to delay the risk of developing disease complications. To determine eligibility for participation in the study, candidates were screened to identify and select Fabry patients without severe clinical symptoms and with relatively slow disease progression whom, according to the evaluation of the treating physician, were candidates for the new regimen. Patients who matched the criteria were enrolled in the study and switched from their current treatment of intravenous (IV) infusions every 2 weeks to 2 mg/kg of PRX-102 every 4 weeks for 12 months. Enrollment in the BRIGHT study was completed in June 2019.

Patients participating in the study are evaluated for various disease-related clinical symptoms and biomarkers, including their kidney disease rate of deterioration, while being treated with the 4-week dosing regimen as measured by eGFR. In addition, participating patients are evaluated to assess the safety and tolerability of PRX-102. This study analysis is descriptive in nature. In February 2019, we announced preliminary PK data from the BRIGHT study. The results demonstrate that PRX-102 was present and remained active in the plasma over the 4-week infusion intervals. The mean concentration of PRX-102 at day 28 was 138 ng/mL. In comparison, published data on Fabrazyme (1 mg/kg every 2 weeks) shows a mean concentration of 20 ng/mL at 10 hours post infusion. In addition, the area under the curve (AUC) for PRX-102 was measured to be approximately 2,000,000 ng hr/mL over 28 days. Based on published data, the AUC of Fabrazyme is approximately 10,000 ng hr/mL. A preliminary safety analysis of 19 patients enrolled in the BRIGHT study was also conducted, and indicated that PRX-102 is well tolerated. To date, substantially all of the patients who completed the study opted, with the advice of the treating physician, to continue treatment under the 4-week dosing regimen in a long-term extension study.

COVID-19 Impact on PRX-102 Clinical Trials

To date, the COVID-19 pandemic has had a minimal effect on the performance of the phase III clinical trials of PRX-102 as many of the patients were already treated in home care settings. In a minimal amount of cases, patients that completed a trial were not able to be transferred into an extension study due to the pandemic restrictions, and, accordingly, the main trial was prolonged for the patients to permit the continuation of treatment.

Phase I/II Study

Our clinical development activities for PRX-102 were initiated with a phase I/II clinical trial; a worldwide, multi-center, first-in-human, open-label, dose-ranging study to evaluate the safety, tolerability, PK, pharmacodynamics (PD) and efficacy parameters of PRX-102 administered by IV infusion every other week for 12 weeks to adult naïve symptomatic Fabry disease patients. Baseline values for renal Gb3 inclusions assessed by Barisoni lipid inclusion scoring system (BLISS), plasma Gb3 and lyso-Gb3 and supportive clinical data were collected at the start of treatment. The phase I/II clinical trial was completed in 2015.

Sixteen adult, naïve Fabry patients (9 male and 7 female) completed the trial, each in one of three dosing groups, 0.2 mg/kg, 1 mg/kg and 2 mg/kg. Each patient received intravenous (IV) infusions of PRX-102 every two weeks for 12 weeks, with efficacy follow-up after six-month and twelve-month periods. The majority of the patients who completed the trial opted to continue receiving PRX-102 in an open-label, up to 60-month extension study under which all patients receive 1 mg/kg of the drug, the selected dose for our BALANCE Study and BRIDGE Study.

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

Data was recorded at 24 months from 11 patients who completed 12 months of the long-term open-label extension trial that succeeded the phase I/II study. Patients who did not continue in the extension trial included: female patients who became or planned to become pregnant and therefore were unable to continue in accordance with the study protocol; and patients who could not continue to participate in a clinical study due to personal reasons.

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

Through oral administration, tulinercept is designed to work locally in the gut, thereby avoiding the systemic exposure that occurs when TNF alpha inhibitors are administered by injection or intravenous infusion. Oral administration may potentially lead to a safer to use anti-TNF and may potentially reduce the safety concerns associated with currently approved therapies.

OPRX-106 may also be less immunogenic which can potentially result in longer-term efficacy.

We believe that our oral delivery mechanism can potentially prove to be a safer and more convenient method of protein administration and could be applied to additional proteins in certain indications.

Alidornase Alfa (PRX-110)

Alidornase alfa is our proprietary chemically-modified plant cell-expressed recombinant form of human deoxyribonuclease I (DNase I), administered through inhalation. In cystic fibrosis (CF) patients, the accumulation of thick sputum in the lungs exposes them to recurrent infections and compromises lung function. DNase I therapy, or dornase alfa, is generally recommended for CF patients as a mucus thinning agent (mucolytic) to help with clearance from the airways to improve lung function and reduce exacerbations.

However, DNase I activity is compromised by actin, a globular multi-functional protein, found in high concentration in the sputum of CF patients, that is a potent inhibitor of DNase I. As such, we believe that actin may decrease the enzyme’s DNA degradation activity and potentially interfere with the effectiveness of inhaled DNase I in the lungs of CF patients.

In order to reduce the actin-DNase I interaction and the subsequent inhibition of DNase I activity by actin, we developed alidornase alfa by chemically modifying the enzyme forming an actin inhibition resistant DNase I. This novel treatment candidate may result in improved lung function and decreased incidence of recurrent infections in patients. Thus, we believe there is the potential that our form of the enzyme will demonstrate significantly enhanced efficacy.

On July 23, 2020, we announced that we had entered into a non-binding term sheet with SarcoMed. The arrangement, if consummated, would relate to the development and commercialization of alidornase alfa for the treatment of Pulmonary Sarcoidosis and related diseases. On July 21, 2020, the FDA granted Orphan Drug Designation for alidornase alfa for the treatment of Sarcoidosis.

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

Intellectual Property

A key element of our overall strategy is to establish a broad portfolio of patents to protect our proprietary technology, proprietary product and product candidates and their methods of use. As of June 30, 2020, we hold a broad portfolio of over 85 patents in Europe, the United States, Israel and additional countries worldwide, as well as over 40 pending patent applications.

Research & Development

We continuously work on the further development of our ProCellEx plant cell expression technology and bioreactor system. In addition, we are working on the development of new products, each in different initial stages of development, for specific products for which there are unmet needs in terms of efficacy and safety. Our development strategy focuses on the utilization of different modification approaches and development improvements, customized for each protein product, in all stages of expression and development. As disclosed above, we have entered into a non-binding term sheet with SarcoMed. The arrangement, if consummated, would relate to the development and commercialization of alidornase alfa for the treatment of Pulmonary Sarcoidosis and related diseases.

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

The full extent to which the COVID-19 pandemic will directly or indirectly impact our financial condition, liquidity, or results of operations will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain or treat COVID-19, as well as the economic impact on local, regional, national and international customers and markets.

Results of Operations

Three months ended June 30, 2020 compared to the three months ended June 30, 2019

Revenues from Selling Goods

We recorded revenues from selling goods of $3.6 million during the three months ended June 30, 2020, an increase of $0.2 million, or 6%, compared to revenues of $3.4 million for the three months ended June 30, 2019.

Revenues from License and R&D Services

We recorded revenues from license and R&D services of $7.3 million for the three months ended June 30, 2020, a decrease of $1.5 million, or 17%, compared to revenues of $8.8 million for the three months ended June 30, 2019. Revenues from license and R&D services are comprised primarily of revenues we recognized in connection with the Chiesi Agreements. The decrease is primarily due to the completion of two out of the three phase III clinical trials of PRX-102 as well as lower costs related to the BALANCE Study.

Cost of Goods Sold

Cost of goods sold was $1.8 million for the three months ended June 30, 2020, a decrease of $0.9 million, or 32%, from cost of goods sold of $2.7 million for the three months ended June 30, 2019. The decrease is primarily due to a change in the cost structure as well as lower royalties paid to the Israeli Innovation Authority.

Research and Development Expenses, Net

Research and development expenses were $9.2 million for the three months ended June 30, 2020, a decrease of $4.1 million, or 31%, compared to $13.3 million of research and development expenses for the three months ended June 30, 2019. The decrease is primarily due to the completion of two out of the three phase III clinical trials of PRX-102 and reduced costs related to the BALANCE Study as well as a decrease in costs related to manufacturing of our drug in development as some of the manufactured drug product and related costs have been recorded as inventory.

We expect research and development expenses to continue to be our primary expense as we enter into a more advanced stage of preclinical and clinical trials for certain of our product candidates.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $2.2 million for the three months ended June 30, 2020, an increase of $0.1 million, or 6%, compared to $2.1 million for the three months ended June 30, 2019.

Financial Expenses, Net

Financial expenses net were $1.9 million for the three months ended June 30, 2020 and for the three months ended June 30, 2019.

Six months ended June 30, 2020 compared to the six months ended June 30, 2019

Revenues from Selling Goods

We recorded revenues from selling goods of $8.7 million during the six months ended June 30, 2020, an increase of $1.7 million, or 25%, compared to revenues of $7.0 million for the six months ended June 30, 2019. The increase resulted primarily from an increase of $1.8 million in sales of drug product to Brazil, which was partially offset by a decrease of $0.1 million in sales of drug substance to Pfizer.

Revenues from License and R&D Services

We recorded revenues from license and R&D services of $23.9 million for the six months ended June 30, 2020, an increase of $8.2 million, or 52%, compared to revenues of $15.7 million for the six months ended June 30, 2019. Revenues from license and R&D services are comprised primarily of revenues we recognized in connection with the Chiesi Agreements. The increase is primarily due to revenues recognized in connection with an updated costs estimation throughout the trials until completion in the amount of $6.7 million.

Cost of Goods Sold

Cost of goods sold was $5.3 million for the six months ended June 30, 2020, an increase of $0.6 million, or 11%, from cost of goods sold of $4.7 million for the six months ended June 30, 2019. The increase is primarily due to an increase in sales of goods.

Research and Development Expenses, Net

Research and development expenses were $19.5 million for the six months ended June 30, 2020, a decrease of $5.5 million, or 22%, compared to $25 million of research and development expenses for the six months ended June 30, 2019. The decrease is primarily due to the completion of two out of the three phase III clinical trials of PRX-102 and reduced costs related to the BALANCE Study as well as a decrease in costs related to manufacturing of our drug in development as some of the manufactured drug product and related costs have been recorded as inventory.

We expect research and development expenses to continue to be our primary expense as we enter into a more advanced stage of preclinical and clinical trials for certain of our product candidates.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $5.4 million for the six months ended June 30, 2020, an increase of $1.1 million, or 25%, compared to $4.3 million for the six months ended June 30, 2019. The increase resulted primarily from a $0.8 million increase in compensation related costs and a $0.3 million increase in professional fees.

Financial Expenses, Net

Financial expenses net were $4.9 million for the six months ended June 30, 2020, an increase of $1.3 million, or 36%, compared to financial expenses net of $3.6 million for the six months ended June 30, 2019. The increase resulted primarily from expenses related to our outstanding convertible notes equal to $1.3 million.

Liquidity and Capital Resources

Our sources of liquidity include our cash balances. At June 30, 2020, we had $4.8 million in cash and cash equivalents and $35.2 million in bank deposits (both short and long term). We have primarily financed our operations through equity and debt financings, business collaborations, and grants funding.

During the six months ended June 30, 2020, we completed a private placement of common stock and warrants with committed net proceeds of approximately $41.3 million. In connection with the offering, we issued 17,604,423 unregistered shares of our common stock at a purchase price per share of $2.485 and warrants to purchase an additional 17,604,423 shares of common stock at an exercise price of $2.36 per share.

Cash Flows

Net cash used in operations was $15.0 million for the six months ended June 30, 2020. In response to the COVID-19 pandemic, a higher number of subjects in our ongoing clinical trials opted for home care treatments over in-site treatments which resulted in an immaterial amount of additional expenses. The net loss for the six months ended June 30, 2020 of $2.5 million was increased by a $10.8 million decrease in contracts liability, a $1.6 million increase in accounts receivable and other assets and a $2.9 million increase in inventories, partially offset by an increase of $0.3 million in accounts payable and accruals, and $1.7 million amortization of debt issuance costs and debt discount. Net cash used in investing activities for the six months ended June 30, 2020 was $35.3 million and consisted primarily of an increase in bank deposits. Net cash provided by financing activities was $37.3 million resulting from our issuance of common stock and warrants on March 18, 2020.

Net cash used in operations was $12.4 million for the six months ended June 30, 2019. The net loss for the six months ended June 30, 2019 of $15 million was increased by a $2.8 million increase in accounts receivable, but was partially offset by an increase of $1.5 million in accounts payable and accruals and by a decrease in inventories of $1.6 million. Net cash used in investing activities for the six months ended June 30, 2019 was $0.5 million and consisted primarily of purchases of property and equipment, and an increase in restricted deposit.

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

We may be required to raise additional capital in the future in order to develop and commercialize our product candidates and continue research and development activities. Our ability to raise capital, and the amounts of necessary capital, will depend on many other factors, including:

●	our ability to maintain the listing of our common stock with the NYSE American;
●	our efforts, combined with those of Chiesi, to commercialize PRX-102;
●	our progress in commercializing BioManguinhos alfataliglicerase in Brazil;
●	the costs of commercialization activities, including product marketing, sales and distribution;
●	the progress and results of our clinical trials, particularly our clinical trials of PRX-102;
●	the duration and cost of discovery and preclinical development and laboratory testing and clinical trials for our product candidates;

●	conversions of our 2021 Notes from time to time;
●	the timing and outcome of regulatory review of our product candidates; and
●	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims and other intellectual property rights.

We expect to finance our future cash needs through corporate collaborations, licensing or similar arrangements, public or private equity offerings and/or debt financings. We currently do not have any commitments for future external funding, except with respect to the development-related payments and milestone payments that may become payable under the Chiesi Agreements. Currently, we do not expect the COVID-19 pandemic to have an adverse effect on our ability to raise capital if and to the extent we deem necessary.

Effects of Currency Fluctuations

Currency fluctuations could affect us through increased or decreased acquisition costs for certain goods and services. We do not believe currency fluctuations have had a material effect on our results of operations during the six months ended June 30, 2020 and June 30, 2019.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of each of June 30, 2020 and June 30, 2019.

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

	Six Months Ended		Year Ended
	June 30,		December 31,
	2020	2019	2019
Average rate for period	3.509	3.620	3.565
Rate at period end	3.466	3.566	3.456

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15f and 15d-15f under the Exchange Act) that occurred during the quarter ended June 30, 2020 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not involved in any material legal proceedings.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019 and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the three months ended June 30, 2020.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Date	Filed or Furnished Herewith
3.1	Certificate of Incorporation of the Company	8-K	333-48677	3.1	April 1, 2016
3.2	Amendment to Certificate of Incorporation of the Company	Def 14A	001-33357	Appen. A	July 1, 2016
3.3	Second Amendment to Certificate of Incorporation of the Company	Def 14A	001-33357	Appen. A	October 17, 2018
3.4	Third Amendment to Certificate of Incorporation of the Company	8-K	001-33357	3.1	December 19, 2019
3.5	Bylaws of the Company	8-K	001-33357	3.2	April 1, 2016
4.1	Form of Restricted Stock Agreement/Notice	8-K	001-33357	4.1	July 18, 2012
4.2	Indenture, dated as of December 7, 2016, between Protalix BioTherapeutics, Inc. the guarantors party thereto, The Bank of New York Mellon Trust Company, N.A., as trustee and Wilmington Savings Fund Society, FSB, as collateral agent	8-K	001-33357	4.1	December 7, 2016
4.3	Form of 7.50% Convertible Note due 2021 (Issued in 2016 Financing)	8-K	001-33357	4.2	December 7, 2016
4.4	Form of 7.50% Convertible Note due 2021 (Issued in 2016 Exchange)	8-K	001-33357	4.3	December 7, 2016

4.5	First Supplemental Indenture, dated as of July 24, 2017, by and among Protalix BioTherapeutics, Inc., the guarantors party thereto, The Bank of New York Mellon Trust Company, N.A., as trustee, and Wilmington Savings Fund Society, FSB, as collateral agent	8-K	001-33357	4.2	July 25, 2017
4.6	Second Supplemental Indenture, dated as of November 27, 2017, by and among Protalix BioTherapeutics, Inc., the guarantors party hereto and The Bank of New York Mellon Trust Company, N.A., as trustee, registrar, paying agent and conversion agent	8-K	001-33357	4.1	December 1, 2017
4.7	Form of Warrant	8-K	001-33357	4.1	March 12, 2020
4.8	Form of Stock Option Agreement (Executives)					X
4.9	Form of Stock Option Agreement (Standard)					X
10.1	Amended & Restated Protalix BioTherapeutics, Inc. 2006 Employee Stock Incentive Plan, as amended					X
10.2	Employment Agreement with Yael Hayon, Ph.D., dated June 7, 2020	8-K	001-33357	10.1	June 7, 2020
10.3	Amended and Restated Employment Agreement with Einat Brill Almon, Ph.D., dated June 7, 2020	8-K	001-33357	10.2	June 7, 2020
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Certification of Chief Executive Officer					X
32.2	18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Certification of Chief Financial Officer					X
101.INS	XBRL INSTANCE FILE					X
101.SCH	XBRL SHEMA FILE					X
101.CAL	XBRL CALCULATION FILE					X
101.DEF	XBRL DEFINITION FILE					X
101.LAB	XBRL LABEL FILE					X
101.PRE	XBRL PRESENTATION FILE					X
104	COVER PAGE INTERACTIVE DATA FILE (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROTALIX BIOTHERAPEUTICS, INC.
(Registrant)

Date: August 10, 2020	By:	/s/ Dror Bashan
Dror Bashan President and Chief Executive Officer (Principal Executive Officer)

Date: August 10, 2020	By:	/s/ Eyal Rubin
Eyal Rubin Senior Vice President and Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)