Form 10-Q
period 2020-09-30
Protalix BioTherapeutics, Inc.
filed 2020-10-29
CIK 1006281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.001 par value,	PLX	NYSE American

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

Large accelerated filer	☐	Accelerated filer	⌧
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No   ☒

On October 15, 2020, approximately 33,336,709 shares of the Registrant’s common stock, $0.001 par value, were outstanding.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

PROTALIX BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands)

(Unaudited)

	September 30, 2020	December 31, 2019

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$13,533	$17,792
Short-term bank deposits	27,760	-
Accounts receivable – Trade	3,146	4,700
Other assets	2,612	1,832
Inventories	13,281	8,155
Total current assets	$60,332	$32,479

NON-CURRENT ASSETS:
Funds in respect of employee rights upon retirement	1,639	$1,963
Property and equipment, net	4,639	5,273
Operating lease right of use assets	5,700	5,677
Total non-current assets	$11,978	$12,913
Total assets	$72,310	$45,392

LIABILITIES NET OF CAPITAL DEFICIENCY

CURRENT LIABILITIES:
Accounts payable and accruals:
Trade	$8,351	$6,495
Other	13,347	11,905
Operating lease liabilities	1,176	1,139
Contracts liability	16,720	16,335
Promissory note	4,301	4,301
Total current liabilities	$43,895	$40,175

LONG TERM LIABILITIES:
Convertible notes	$53,505	$50,957
Contracts liability	1,533	16,980
Liability for employee rights upon retirement	2,088	2,565
Operating lease liabilities	4,558	4,528
Other long term liabilities	46	509
Total long term liabilities	$61,730	$75,539
Total liabilities	$105,625	$115,714

COMMITMENTS

CAPITAL DEFICIENCY	(33,315)	(70,322)
Total liabilities net of capital deficiency	$72,310	$45,392

The accompanying notes are an integral part of the condensed consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(U.S. dollars in thousands, except per share data)

(Unaudited)

	Nine Months Ended		Three Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
REVENUES FROM SELLING GOODS	$11,975	$12,086	$3,296	$5,126
REVENUES FROM LICENSE AND R&D SERVICES	31,428	24,848	7,494	9,122
TOTAL REVENUE	43,403	36,934	10,790	14,248
COST OF GOODS SOLD	(8,121)	(7,945)	(2,868)	(3,205)
RESEARCH AND DEVELOPMENT EXPENSES, NET (1)	(27,214)	(35,021)	(7,688)	(10,000)
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (2)	(8,197)	(6,885)	(2,816)	(2,587)
OPERATING LOSS	(129)	(12,917)	(2,582)	(1,544)
FINANCIAL EXPENSES	(7,150)	(5,877)	(1,973)	(2,050)
FINANCIAL INCOME	359	227	118	34
FINANCIAL EXPENSES - NET	(6,791)	(5,650)	(1,855)	(2,016)
NET LOSS FOR THE PERIOD	$(6,920)	$(18,567)	$(4,437)	$(3,560)
NET LOSS PER SHARE OF COMMON STOCK-BASIC AND DILUTED	$(0.25)	$(1.25)	$(0.14)	$(0.24)
WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK
USED IN COMPUTING LOSS PER SHARE – BASIC AND DILUTED	27,758,104	14,838,213	32,863,788	14,838,213
(1) Includes share-based compensation	$635	$426	$562	$110
(2) Includes share-based compensation	$1,477	$173	$852	$86

The accompanying notes are an integral part of the condensed consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN

CAPITAL DEFICIENCY

(U.S. dollars in thousands, except per share data)

(Unaudited)

				Additional
	Common	Common		Paid-In	Accumulated
	Stock (1)	Stock		Capital	Deficit	Total
	Number of
	Shares	Amount
Balance at January 1, 2019	14,838,213	$15		$269,657	$(322,553)	$(52,881)
Changes during the nine-month period ended September 30, 2019:
Share-based compensation related to stock options				599		599
Net loss for the period					(18,567)	(18,567)
Balance at September 30, 2019	14,838,213	$15		$270,256	$(341,120)	$(70,849)
Balance at January 1, 2020	14,838,213	$15		$270,492	$(340,829)	$(70,322)
Changes during the nine-month period ended September 30, 2020:
Issuance of common stock and warrants, net of issuance cost	17,604,423	18		41,325		41,343
Share-based compensation related to stock options				1,607		1,607
Share-based compensation related to restricted stock awards	694,073			505		505
Exercise of warrants	200,000		*	472		472
Net loss for the period					(6,920)	(6,920)
Balance at September 30, 2020	33,336,709	$33		$314,401	$(347,749)	$(33,315)
Balance at June 30, 2019	14,838,213	$15		$270,060	$(337,560)	$(67,485)
Changes during the three-month period ended September 30, 2019:
Share-based compensation related to stock options				196		196
Net loss for the period					(3,560)	(3,560)
Balance at September 30, 2019	14,838,213	$15		$270,256	$(341,120)	$(70,849)
Balance at June 30, 2020	32,442,636	$33		$308,515	$(343,312)	$(34,764)
Changes during the three-month period ended September 30, 2020:
Note receivable payment				4,000		4,000
Share-based compensation related to stock options				909		909
Share-based compensation related to restricted stock awards	694,073			505		505
Exercise of warrants	200,000		*	472		472
Net loss for the period					(4,437)	(4,437)
Balance at September 30, 2020	33,336,709	$33		$314,401	$(347,749)	$(33,315)

* Represents an amount less than $1.

(1) Common Stock, $0.001 par value; Authorized – as of September 30, 2020 and 2019 - 120,000,000 and 350,000,000, respectively.

The accompanying notes are an integral part of the condensed consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

(Unaudited)

	Nine Months Ended
	September 30, 2020	September 30, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,920)	$(18,567)
Adjustments required to reconcile net loss to net cash used in operating activities:
Share based compensation	2,112	599
Depreciation	1,011	1,205
Financial expenses (income), net (mainly exchange differences)	(284)	371
Changes in accrued liability for employee rights upon retirement	(488)	51
Gain on amounts funded in respect of employee rights upon retirement	(11)	—
Amortization of debt issuance costs and debt discount	2,548	2,197
Changes in operating assets and liabilities:
Decrease in contracts liability (including non-current portion)	(15,062)	(2,697)
Decrease (increase) in accounts receivable and other assets	783	(4,767)
Changes in right of use assets	53	(92)
Decrease (increase) in inventories	(5,126)	1,044
Increase in accounts payable and accruals	3,291	4,905
Increase (decrease) in other long term liabilities	(463)	80
Net cash used in operating activities	$(18,556)	$(15,671)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in bank deposits	$(27,500)	$—
Purchase of property and equipment	(380)	(599)
Increase in restricted deposit	(4)	(254)
Amounts funded in respect of employee rights upon retirement, net	340	(59)
Net cash used in investing activities	$(27,544)	$(912)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock and warrants, net of issuance cost	$41,343	$—
Exercise of warrants	472
Net cash provided by financing activities	$41,815	$—
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	$26	$217
NET DECREASE IN CASH AND CASH EQUIVALENTS	(4,259)	(16,366)
BALANCE OF CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	17,792	37,808
BALANCE OF CASH AND CASH EQUIVALENTS AT END OF PERIOD	$13,533	$21,442

The accompanying notes are an integral part of the condensed consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

(Unaudited)

(Continued) – 2

	Nine Months Ended
	September 30, 2020	September 30, 2019
SUPPLEMENTARY INFORMATION ON INVESTING AND FINANCING ACTIVITIES NOT INVOLVING CASH FLOWS:
Purchase of property and equipment	$95	$14
Right of use assets obtained in exchange for new operating lease liabilities	$564

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

The most advanced investigational drug in the Company’s product pipeline is pegunigalsidase alfa, or PRX-102, a therapeutic protein candidate for the treatment of Fabry disease, a rare, genetic lysosomal disorder. A biologics license application (BLA) PRX-102 for the treatment of adult patients with Fabry disease was submitted to the U.S. Food and Drug Administration (the “FDA”) on May 27, 2020 under the FDA’s Accelerated Approval pathway. On August 11, 2020, the Company, together with its development and commercialization partner for PRX-102, Chiesi Farmaceutici S.p.A. (“Chiesi”), announced that the FDA had accepted the BLA and granted Priority Review designation for PRX-102 for the proposed treatment of adult patients with Fabry disease. The FDA also indicated in the BLA filing communication letter that it is not currently planning to hold an advisory committee meeting to discuss the application. The FDA set an action date of January 27, 2021, under the Prescription Drug User Fee Act (PDUFA). The FDA advised that it will have to inspect the Company’s manufacturing facility and the facility of a third party in Europe that performs fill and finish processes for PRX-102 as part of the FDA’s review of the BLA application. Due to COVID-19 related FDA travel restrictions, the FDA has advised that it may be unable to conduct the inspections prior to the PDUFA date. The Company, together with Chiesi, is in active dialogue with the FDA and have submitted a request to the FDA for a Type A meeting to seek resolution on the issue of the pre-license inspections of the two manufacturing facilities. The Company anticipates an FDA response to this request in the first week of November 2020.

In addition to PRX-102, the Company’s product pipeline currently includes, among other candidates:

(1)alidornase alfa, or PRX-110, a proprietary plant cell recombinant human Deoxyribonuclease 1, or DNase;

(2)OPRX-106, the Company’s oral anti-TNF product candidate which is being developed as an orally-delivered anti-inflammatory treatment using plant cells as a natural capsule for the expressed protein; and

(3)PRX-115, the Company’s plant cell-expressed recombinant PEGylated Uricase (Urate Oxidase) – a chemically modified enzyme to treat Gout.

Obtaining marketing approval with respect to any product candidate in any country is dependent on the Company’s ability to implement the necessary regulatory steps required to obtain such approvals. The Company cannot reasonably predict the outcome of these activities.

On October 1, 2020, the Company entered into an ATM Equity OfferingSM Sales Agreement (the “Sales Agreement”) with BofA Securities, Inc., as the Company’s sales agent (the “Agent”). Pursuant to the terms of the Sales Agreement, the Company may sell from time to time through the Agent shares of the Company’s common stock having an aggregate offering price of up to $30 million (the “ATM Shares”).

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

On March 18, 2020, the Company completed a private placement of its common stock and warrants. In connection with the offering, the Company issued 17,604,423 unregistered shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at a purchase price per share of $2.485 and warrants to purchase an additional 17,604,423 shares of Common Stock at an exercise price of $2.36 per share. The warrants are exercisable commencing six months following their issuance for a period of five years from the date of issuance. For accounting purposes, the warrants are classified as equity considering the warrants’ terms. The net proceeds generated from the private placement were approximately $41.3 million, after deducting advisory fees and other estimated offering expenses.

In October 2020, the Company collected total proceeds of approximately $2.7 million from accounts receivable outstanding at September 30, 2020; approximately $0.9 million in connection with its collaboration with Chiesi and approximately $1.8 million from sales to Pfizer Inc. (“Pfizer”) under the exclusive license and supply agreement entered into between Protalix Ltd. and Pfizer (the “Pfizer Agreement”).

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

Under each of the Chiesi Ex-US Agreement and the Chiesi US Agreement (collectively, the “Chiesi Agreements”), Chiesi made an upfront payment to Protalix Ltd. of $25.0 million in connection with the execution of each agreement. In addition, under the Chiesi Ex-US Agreement, Protalix Ltd. is entitled to additional payments of up to $25.0 million in pegunigalsidase alfa development costs, capped at $10.0 million per year, and to receive additional payments of up to $320.0 million, in the aggregate, in regulatory and commercial milestone payments. Under the Chiesi US Agreement, Protalix Ltd. is entitled to payments of up to a maximum of $20.0 million to cover development costs for pegunigalsidase alfa, subject to a maximum of $7.5 million per year, and to receive additional payments of up to a maximum of $760.0 million, in the aggregate, in regulatory and commercial milestone payments. To date, Protalix Ltd. has received the complete amount of development costs to which it is entitled under the Chiesi Agreements.

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

Since its approval by the FDA, taliglucerase alfa has been marketed by Pfizer Inc. (“Pfizer”) in accordance with the Pfizer Agreement. In October 2015, Protalix Ltd. and Pfizer entered into an amended exclusive license and supply agreement (the “Amended Pfizer Agreement”) pursuant to which the Company sold to Pfizer its share in the collaboration created under the Pfizer Agreement for the commercialization of Elelyso. As part of the sale, the Company agreed to transfer its rights to Elelyso in Israel to Pfizer while gaining full rights to it in Brazil. Under the Amended Pfizer Agreement, Pfizer is entitled to all of the revenues, and is responsible for 100% of expenses globally for Elelyso, excluding Brazil where the Company is responsible for all expenses and retains all revenues.

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

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company believes that its cash and cash equivalents and bank deposits as of September 30, 2020 are sufficient to satisfy the Company’s capital needs for at least 12 months from the date that these financial statements are issued. In addition, as of September 30, 2020, there was outstanding an aggregate principal amount of the Company’s 7.50% convertible secured promissory notes due November 15, 2021 equal to $57.9 million (the “2021 Notes”), unless the notes are refinanced, restructured or converted before that date.

The Company expects that by the maturity date of the 2021 Notes its cash and cash equivalents and short term deposits, combined with the cash the Company anticipates generating from the satisfaction of milestones under the Chiesi US Agreement and from its revenues, will be sufficient to satisfy the 2021 Notes payment. If, prior to the maturity date of the 2021 Notes, the Company will not have sufficient cash available to satisfy the full principal amount of the outstanding 2021 Notes, and to otherwise finance its future cash needs, management may pursue corporate collaborations, licensing or similar arrangements, public or private equity offerings, and/or debt financings or restructuring, sell shares under the Company's ATM Sales Agreement, and if necessary, may need to scale back operations, curtail or cease operations. Other than the ATM Sales Agreement, the Company does not have any commitments for future external funding, except with respect to the development-related payments and milestone payments that may become payable under the Chiesi Agreements. There is no assurance that the Company will be successful in obtaining the level of financing needed for its operations.

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

The calculation of diluted LPS does not include 7,826,946 and 21,405,733 shares of Common Stock underlying outstanding options and restricted shares of Common Stock and shares issuable upon conversion of outstanding convertible notes and outstanding warrants for the nine months ended September 30, 2019 and 2020, respectively, and 7,854,729 and 26,905,842 shares of Common Stock for the three months ended September 30, 2019 and 2020, respectively, because their effect would be anti-dilutive.

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

NOTE 2 - INVENTORIES

Inventories at September 30, 2020 and December 31, 2019 consisted of the following:

	September 30,	December 31,
(U.S. dollars in thousands)	2020	2019
Raw materials	$3,941	$3,607
Work in progress	2,782	552
Finished goods	6,558	3,996
Total inventory	$13,281	$8,155

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

The fair value of the financial instruments included in the working capital of the Company is usually identical or close to their carrying value. The fair value of the convertible notes (including the conversion option) is based on Level 3 measurement.

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – FAIR VALUE MEASUREMENT (Continued)

As of September 30, 2020, the carrying amounts of short-term and long-term deposits approximate their fair values due to the stated interest rates, which approximate market rates.

The fair value of the $59.7 million aggregate principal amount of the Company’s outstanding 7.50% 2021 Notes as of September 30, 2020 is approximately $62.4 million based on a Level 3 measurement.

The Company prepared a valuation of the fair value of the Company’s outstanding 2021 Notes (a Level 3 valuation) as of September 30, 2020. The value of these notes was estimated by implementing the binomial model. The liability component was valued based on the Income Approach. The following parameters were used:

2021 Notes
Stock price (USD)	3.87
Expected term	1.13
Risk free rate	0.12%
Volatility	100.20%
Yield	12.34%

NOTE 4 – REVENUES

The following table summarizes the Company’s disaggregation of revenues:

	Nine Months Ended September 30,
(U.S. dollars in thousands)	2020	2019
Pfizer	$5,844	$4,701
Brazil	$6,000	$7,385
Chiesi	$131	$—
Total revenues from selling goods	$11,975	$12,086
Revenues from license and R&D services	$31,428	$24,848

During the nine months ended September 30, 2020, the Company recorded revenue in the amount of $6.7 million following a change in estimate of the total costs expected to be incurred in the connection with the Chiesi Agreements.

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

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5 – STOCK TRANSACTIONS

a.	On June 17, 2020, the Company granted, with the approval of the Company’s compensation committee, the following:
1.	10-year options to purchase 196,995 shares of Common Stock to the Company’s Sr. Vice President and Chief Development Officer under the Company’s Amended and Restated 2006 Employee Stock Incentive Plan, as amended (the “Plan”). The options have an exercise price equal to $3.59 per share and vest over a four-year period in 16 equal quarterly increments. Vesting of the options granted to the Sr. Vice President and Chief Development Officer are subject to automatic acceleration in full upon a Corporate Transaction or a Change in Control, as those terms are defined in the Plan, and are subject to certain other terms and conditions. The Company’s President and Chief Executive Officer may, in his discretion, grant options to the Company’s Sr. Vice President and Chief Development Officer to purchase additional shares if the Company effects certain transactions in which it issues additional shares of Common Stock. The Company estimated the fair value of the options on the date of grant using the Black-Scholes option-pricing model to be approximately $0.5 million based on the following weighted average assumptions: share price equal to $3.59; dividend yield of 0% for all years; expected volatility of 80.43%; risk-free interest rate of 0.59%; and expected life of six years.
2.	10-year options to purchase 760,311 shares of Common, in the aggregate, to certain of the Company’s employees under the Plan. The options granted have an exercise price equal to $3.66 per share and vest over a four-year period in 16 equal quarterly increments. The Company estimated the fair value of the options on the date of grant using the Black-Scholes option-pricing model to be approximately $1.9 million based on the following weighted average assumptions: share price equal to $3.66; dividend yield of 0% for all years; expected volatility of 80.49%; risk-free interest rate of 0.45%; and expected life of six years.
b.	On August 11, 2020, the Company granted, with the approval of the Company’s compensation committee, the following:
1.	447,927 shares of restricted Common Stock to its President, Chief Executive Officer under the Plan. The restricted shares vest over a four-year period in 16 equal quarterly increments and are subject to automatic acceleration in full upon a Corporate Transaction or a Change in Control, and are subject to certain other terms and conditions. The Company estimated the fair value of the restricted stock on the date of grant to be approximately $1.6 million.
2.	246,146 shares of restricted Common Stock to its Sr. Vice President, Chief Financial Officer under the Plan. Of the shares, 27,855 shares vested on September 22, 2020. The remaining 218,291 of the shares vest in 16 equal, quarterly increments over a four-year period, commencing upon the date of grant and are subject to automatic acceleration in full upon a Corporate Transaction or a Change in Control, and are subject to certain other terms and conditions. The Company estimated the fair value of the restricted stock on the date of grant to be approximately $0.9 million.
3.	10-year options to purchase 122,656 shares of Common Stock to the Company’s Sr. Vice President, Operations under the Plan. The options have an exercise price equal to $3.59 per share and vest over a four-year period in 16 equal quarterly increments. Vesting of the options granted to the Sr. Vice President, Operations are subject to automatic acceleration in full upon a Corporate Transaction or a Change in Control, and are subject to certain other terms and conditions. The Company’s President and Chief Executive Officer may, in his discretion, grant options to the Company’s Sr. Vice President, Operations to purchase additional shares if the Company effects certain transactions in which it issues additional shares of Common Stock. The Company estimated the fair value of the options on the date of grant using the Black-Scholes option-pricing model to be approximately $0.3 million based on the following weighted average assumptions: share price equal to $3.59; dividend yield of 0% for all years; expected volatility of 80.51%; risk-free interest rate of 0.365%; and expected life of six years.
c.	On September 14, 2020, the Company issued 200,000 shares of Common Stock in connection with the cash exercise of a warrant issued on March 18, 2020, as part of the Company’s private placement of Common Stock and warrants. The Company generated net proceeds equal to $472,000 from the exercise of the warrant.

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5 - STOCK TRANSACTIONS (Continued)

d.	On October 1, 2020, the Company entered into the Sales Agreement with the Agent. Pursuant to the terms of the Sales Agreement, the Company may sell from time to time through the Agent ATM Shares having an aggregate offering price of up to $30 million. The ATM Shares will be issued pursuant to the Company’s shelf registration statement on Form S-3 (Registration No. 333-230604). The Company intends to use the net proceeds from the offering, after deducting the Agent’s commissions and the Company’s offering expenses, for general corporate purposes.

NOTE 6 – PROMISSORY NOTE

In September 2020, the Company amended the outstanding $4.3 million promissory note payable to Pfizer by November 2020 to extend the maturity date to the earlier of (a) January 31, 2022 and (b) the date that the Company receive any milestone payment from Chiesi, if at all, subject to certain conditions and exceptions. The amendment also provides that the Company shall make a payment of $430,000 to Pfizer. The payment is creditable against the principal amount of the note, in whole or in part, if the Company satisfies the note in full on or prior to September 30, 2021, depending on the date the note is satisfied. The promissory note is presented under the short-term liabilities.

NOTE 7 – SUBSEQUENT EVENTS

In accordance with ASC 855 “Subsequent Events” the Company evaluated subsequent events through the date the condensed consolidated financial statements were issued. The Company concluded that no subsequent events have occurred that would require recognition or disclosure in the condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the consolidated financial statements and the related notes included elsewhere in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2019. Some of the information contained in this discussion and analysis, particularly with respect to our plans and strategy for our business and related financing, includes forward-looking statements within the meanings of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, including statements regarding expectations, beliefs, intentions or strategies for the future. When used in this report, the terms “anticipate,” “believe,” “estimate,” “expect,” “can,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” and words or phrases of similar import, as they relate to our company or our management, are intended to identify forward-looking statements. We intend that all forward-looking statements be subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance, and we undertake no obligation to update or revise, nor do we have a policy of updating or revising, any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, except as may be required under applicable law. Forward-looking statements are subject to many risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements as a result of several factors including those set forth under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, and in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020 and September 30, 2020.

Examples of the risks and uncertainties include, but are not limited to, the following:

●the timing, progress and likelihood of final approval by the FDA of the BLA for PRX-102, by the PDUFA date or at all, which was accepted by the FDA and granted Priority Review designation in August 2020 and, if approved, whether the use of PRX-102 will be commercially successful;

●the risk that the FDA, the European Medicines Agency, or EMA, or other foreign regulatory authorities may not accept or approve a marketing application we file for any of our product candidates;
●risks associated with the novel coronavirus disease, or COVID-19, outbreak, which may adversely impact our business, preclinical studies and clinical trials;
●failure or delay in the commencement or completion of our preclinical studies and clinical trials, which may be caused by several factors, including: slower than expected rates of patient recruitment; unforeseen safety issues; determination of dosing issues; lack of effectiveness during clinical trials; inability or unwillingness of medical investigators and institutional review boards to follow our clinical protocols; inability to monitor patients adequately during or after treatment; and or lack of sufficient funding to finance our clinical trials;
●the risk that the results of our clinical trials will not support the applicable claims of safety or efficacy and that our product candidates will not have the desired effects or will have undesirable side effects or other unexpected characteristics;
●risks relating to our evaluation and pursuit of strategic alternatives;

●risks relating to our ability to manage our relationship with our collaborators, distributors or partners;

●risks relating to our ability to make required payments under our outstanding convertible notes or any other indebtedness;

●risks relating to the compliance by Fiocruz, an arm of the Brazilian MoH, with its purchase obligations under our supply and technology transfer agreement, which may have a material adverse effect on us and may also result in the termination of such agreement;

●risks relating to our ability to execute a license agreement with SarcoMed USA Inc., or SarcoMed, with terms and conditions acceptable to us, if at all;

●our dependence on performance by third-party providers of services and supplies;

●the impact of development of competing therapies and/or technologies by other companies;

●risks related to our supply of drug product to Pfizer;

●risks related to our expectations with respect to the potential commercial value of our product and product candidates;

●potential product liability risks, and risks of securing adequate levels of related insurance coverage;

●the possibility of infringing a third-party’s patents or other intellectual property rights and the uncertainty of obtaining patents covering our products and processes and successfully enforcing our intellectual property rights against third-parties;

●risks relating to changes in healthcare laws, rules and regulations in the United States or elsewhere; and

●the possible disruption of our operations due to terrorist activities and armed conflict, including as a result of the disruption of the operations of regulatory authorities, our subsidiaries, our manufacturing facilities and our customers, suppliers, distributors, collaborative partners, licensees and clinical trial sites.

Recent Company Developments

●On August 11, 2020, we, together with Chiesi, announced that the FDA had accepted the BLA for PRX-102, and granted Priority Review designation for PRX-102, for the proposed treatment of adult patients with Fabry disease. The FDA also indicated in the BLA filing communication letter that it is not currently planning to hold an advisory committee meeting to discuss the application. The FDA set an action date of January 27, 2021, under the Prescription Drug User Fee Act (PDUFA). The FDA advised that it requires an inspection of our manufacturing facility and the facility of a third party in Europe that performs fill and finish processes for PRX-102 as part of the FDA’s review of the BLA application. Due to COVID-19 related FDA travel restrictions, the FDA has advised that it may be unable to conduct the inspections prior to the PDUFA date. We, together with Chiesi, are in active dialogue with the FDA and have submitted a request to the FDA for a Type A meeting to seek resolution on the issue of the pre-license inspections of the two manufacturing facilities. We anticipate an FDA response to this request in the first week of November 2020.
●On August 24, 2020, we, together with Chiesi, announced completion of the treatment period of the Phase III BRIGHT clinical trial of pegunigalsidase alfa for the proposed treatment of Fabry disease. We anticipate announcing top-line results from the study by the end of the first quarter, 2021.
●On September 3, 2020, we received notification from the NYSE American LLC, or the NYSE American, that we had regained compliance with all of the continued listing standards set forth in Part 10 of the NYSE American Company Guide.
●On October 1, 2020, we entered into the ATM Equity OfferingSM Sales Agreement with BofA Securities, Inc., as the Agent. Pursuant to the terms of the Sales Agreement, we may sell from time to time through the Agent ATM Shares having an aggregate offering price of up to $30 million. We intend to use the net proceeds from the offering, after deducting the Agent’s commissions and our offering expenses, for general corporate purposes.
●On October 2, 2020, we, together with Chiesi, announced launch of an Expanded Access Program (EAP) in the United States for pegunigalsidase alfa for the proposed treatment of Fabry disease.

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

In response to the local spread of COVID-19 at the end of March 2020, and with local directives issued in response thereof, we restructured the work day within our facilities to consist of two shifts thereby reducing the number of employees present in the facilities at any time and facilitating their ability to practice social distancing. Employees that were able to work from home were instructed to do so. Such efforts resulted in minor delays in the performance of administrative activities outside of the clinical programs.

In June 2020, after local directives allowed more flexibility with respect to social interactions, we returned to a regular work day. Since then, as the pandemic’s effect locally continued to change, and local Israeli directives continued to evolve to address the changing effects, we returned temporarily to the two-shift work day schedule and to again encourage employees that are able to work from home to do so for parts of September 2020.

We will continue to evaluate the impact of the COVID-19 pandemic on our business as we learn more and the impact of COVID-19 on our industry becomes more clear. We intend to continuously assess the impact of COVID-19 on our trials, expected timelines and costs.

ProCellEx: Our Proprietary Protein Expression System

●ProCellEx is our proprietary platform used to produce and manufacture recombinant proteins through plant cell cultures in suspension. ProCellEx consists of a comprehensive set of proprietary technologies and capabilities, including the use of advanced genetic engineering and plant cell culture technology, enabling us to produce complex, proprietary, and biologically equivalent proteins for a variety of human diseases. Our protein expression system facilitates the creation and selection of high-expressing, genetically-stable cell lines capable of expressing recombinant proteins.
●Our ProCellEx technology allows for many unique advantages, including: biologic optimization; an ability to handle complex protein expressions; the potential for oral delivery of proteins; flexible manufacturing with improvements through efficiencies, enhancements and/or rapid horizontal scale-ups; a simplified production process; elimination of the risk of viral contaminations from mammalian components; and intellectual property advantages.
●We are the first and only company to gain FDA approval of a protein produced through plant cell-based expression. Our ProCellEx platform uses flexible polyethylene disposable bioreactors and is optimized for plant cell cultures. As opposed to the large stainless-steel bioreactors commonly used for recombinant protein production, our ProCellEx bioreactors are easy to use and maintain and allow for the major advantage of rapid horizontal scale-up.

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

On August 11, 2020, we, together with Chiesi, announced that the FDA had accepted the BLA for PRX-102, and granted Priority Review designation for PRX-102, for the proposed treatment of adult patients with Fabry disease. The FDA set an action date of January 27, 2021, under the Prescription Drug User Fee Act (PDUFA). The FDA also indicated in the BLA filing communication letter that it is not currently planning to hold an advisory committee meeting to discuss the application.

Priority Review is granted to therapies that the FDA determines have the potential to provide significant improvements in the treatment, diagnosis or prevention of serious conditions. This designation shortens the FDA review period following the acceptance of the BLA to six months compared to 10 months under standard review.

The BLA submission includes a comprehensive set of preclinical, clinical and manufacturing data compiled from our completed phase I/II clinical trial of PRX-102, including the related extension study succeeding our phase I/II clinical trial, interim clinical data from our phase III BRIDGE switch-over study and safety data from our on-going clinical studies of PRX-102 in patients receiving 1 mg/kg every other week.

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

Key Trials and Design

Our phase III clinical program of PRX-102 for the treatment of Fabry disease includes three individual studies; the BALANCE, BRIDGE and BRIGHT Studies. In 2015, we completed a phase I/II clinical trial of PRX-102. Patients that completed the phase I/II clinical trial were offered the opportunity to continue PRX-102 treatment as part of a long-term extension study. In the phase III clinical program, we are studying two alternative doses and regimens for PRX-102; 1 mg/kg every two weeks, with the potential for improved efficacy and safety offering a potential alternative to existing enzyme replacement therapies, and 2 mg/kg every four weeks, which has the potential to lower treatment burden versus existing treatments and potentially provide a better quality of life for a subset of Fabry patients. Enrolment has been completed in each of the BALANCE and BRIGHT Studies. Topline results from the BRIDGE study were released in May 2020. The last patient/last visit in the BRIGHT study was in July 2020 and the treatment period of the study has been completed. We expect to announce topline data from this study by the end of the first quarter, 2021.

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

We intend to conduct an interim analysis when the last enrolled patient reaches 12 months of treatment to test for non-inferiority to support anticipated regulatory filings with the EMA. Notwithstanding the interim analysis, patients enrolled in the BALANCE Study will continue to be treated for a total of 24 months, at which point the data will be analyzed to test for superiority in a final analysis of the study data. We expect to use the final analysis of the BALANCE Study to support converting the accelerated approval into a traditional approval, if the May 2020 PRX-102 BLA submission results in an approval from the FDA under the Accelerated Approval pathway.

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

In the study, the mean annualized eGFR slope of the study participants improved from -5.90 mL/min/1.73m2/year while on Replagal to -1.19 mL/min/1.73m2/year on PRX-1 PRX-10202 in all patients. Male patients improved from -6.36 mL/min/1.73m2/year to -1.73 mL/min/1.73m2/year and female patients improved from -5.03 mL/min/1.73m2/year to -0.21 mL/min/1.73m2/year.

Baseline characteristics of the patients, ranging from ages 24 to 60 years, were as follows: mean eGFR 75.87 mL/min/1.73m2/year in males and 86.14 mL/min/1.73m2 in females; mean residual leucocytes enzymatic activity was 4.8% of lab normal mean in males and 27.9% in females; and plasma lyso-Gb3 mean levels were 49.7 nM and 13.8 nM in males and females, respectively. While lyso-Gb3 levels remain slightly high, particularly within the male cohort, continuous reduction in lyso-Gb3 levels was observed.

Data from the interim analysis of the BRIDGE Study was included in the PRX-102 BLA submission to the FDA under the Accelerated Approval pathway, and we anticipate that the final analysis will be used to support the filing of a Marketing Authorization Application (MAA) with the EMA.

Phase III BRIGHT Study

The phase III BRIGHT clinical trial of PRX-102 for the treatment of Fabry disease, or the BRIGHT Study, is a 12-month, open-label switch-over study designed to assess the safety, efficacy and pharmacokinetics (PK) of PRX-102 via intravenous (IV) infusions of 2 mg/kg administered every 4 weeks in up to 30 patients with Fabry disease, previously treated with an ERT (Fabrazyme or Replagal). The rationale for this open-label switch-over study is based on the enhanced pharmacokinetic (PK) profile of PRX-102. Phase 1/2 study measurements and PK projection modelling data suggest that PRX-102 2.0 mg/kg every 4 weeks may be beneficial in patients with mild to moderate Fabry disease. This treatment dose and regimen is aimed to serve as a maintenance program for Fabry patients without severe clinical symptoms and with relatively slow disease progression, with the potential to delay the risk of developing disease complications. To determine eligibility for participation in the study, candidates were screened to identify and select Fabry patients without severe clinical symptoms and with relatively slow disease progression whom, according to the evaluation of the treating physician, were candidates for the new regimen. Patients who matched the criteria were enrolled in the study and switched from their current treatment of intravenous (IV) infusions every 2 weeks to 2 mg/kg of PRX-102 every 4 weeks for 12 months. Enrollment in the BRIGHT study was completed in June 2019 and the treatment period was completed in July 2020.

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

We maintain distribution rights to Elelyso in Brazil (marketed as BioManguinhos alfataliglicerase) through a supply and technology transfer agreement with Fiocruz, an arm of the Brazilian MoH. In 2019, we generated $9.1 million from sales of BioManguinhos alfataliglicerase to the Brazilian MoH.

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

Intellectual Property

A key element of our overall strategy is to establish a broad portfolio of patents to protect our proprietary technology, proprietary product and product candidates and their methods of use. As of September 30, 2020, we hold a broad portfolio of over 85 patents in Europe, the United States, Israel and additional countries worldwide, as well as over 35 pending patent applications.

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

Results of Operations

Three months ended September 30, 2020 compared to the three months ended September 30, 2019

Revenues from Selling Goods

We recorded revenues from selling goods of $3.3 million during the three months ended September 30, 2020, a decrease of $1.8 million, or 36%, compared to revenues of $5.1 million for the three months ended September 30, 2019. The decrease resulted primarily from a timing difference in sales to Brazil in 2020 compared to 2019, which was partially offset by an increase in sales to Pfizer Inc.

Revenues from License and R&D Services

We recorded revenues from license and R&D services of $7.5 million for the three months ended September 30, 2020, a decrease of $1.6 million, or 18%, compared to revenues of $9.1 million for the three months ended September 30, 2019. Revenues from license and R&D services are comprised primarily of revenues we recognized in connection with the Chiesi Agreements. The decrease is primarily due to the completion of two out of the three phase III clinical trials of PRX-102 as well as lower costs related to the BALANCE Study.

Cost of Goods Sold

Cost of goods sold was $2.9 million for the three months ended September 30, 2020, a decrease of $0.3 million, or 11%, from cost of goods sold of $3.2 million for the three months ended September 30, 2019. The decrease is primarily due to a change in the cost structure as well as lower royalties paid to the Israeli Innovation Authority.

Research and Development Expenses, Net

Research and development expenses were $7.7 million for the three months ended September 30, 2020, a decrease of $2.3 million, or 23%, compared to $10.0 million of research and development expenses for the three months ended September 30, 2019. The decrease is primarily due to the completion of two out of the three phase III clinical trials of PRX-102 and reduced costs related to the BALANCE Study as well as a decrease in costs related to manufacturing of our drug in development as some of the manufactured drug product and related costs have been recorded as inventory.

We expect research and development expenses to continue to be our primary expense as we enter into a more advanced stage of preclinical and clinical trials for certain of our product candidates.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $2.8 million for the three months ended September 30, 2020, an increase of $0.2 million, or 9%, compared to $2.6 million for the three months ended September 30, 2019.

Financial Expenses, Net

Financial expenses net were $1.9 million for the three months ended September 30, 2020, a decrease of $0.1 million, or 8%, compared to and for financial expenses net of $2.0 million for the three months ended September 30, 2019.

Nine months ended September 30, 2020 compared to the nine months ended September 30, 2019

Revenues from Selling Goods

We recorded revenues from selling goods of $12.0 million during the nine months ended September 30, 2020 and $12.1 million during the nine months ended September 30, 2019.

Revenues from License and R&D Services

We recorded revenues from license and R&D services of $31.4 million for the nine months ended September 30, 2020, an increase of $6.6 million, or 26%, compared to revenues from license and R&D services of $24.8 million for the nine months ended September 30, 2019. Revenues from license and R&D services are comprised primarily of revenues we recognized in connection with the Chiesi Agreements. The increase is primarily due to revenues recognized in connection with an updated costs estimation throughout the trials until completion in the amount of $6.7 million.

Cost of Goods Sold

Cost of goods sold was $8.1 million for the nine months ended September 30, 2020, an increase of $0.2 million, or 2%, from cost of goods sold of $7.9 million for the nine months ended September 30, 2019.

Research and Development Expenses, Net

Research and development expenses were $27.2 million for the nine months ended September 30, 2020, a decrease of $7.8 million, or 22%, compared to $35.0 million of research and development expenses for the nine months ended September 30, 2019. The decrease is primarily due to the completion of two out of the three phase III clinical trials of PRX-102 and reduced costs related to the BALANCE Study as well as a decrease in costs related to manufacturing of our drug in development as some of the manufactured drug product and related costs have been recorded as inventory.

We expect research and development expenses to continue to be our primary expense as we enter into a more advanced stage of preclinical and clinical trials for certain of our product candidates.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $8.2 million for the nine months ended September 30, 2020, an increase of $1.3 million, or 19%, compared to $6.9 million for the nine months ended September 30, 2019. The increase resulted primarily from a $1.3 million increase in share-based compensation costs.

Financial Expenses, Net

Financial expenses net were $6.8 million for the nine months ended September 30, 2020, an increase of $1.1 million, or 20%, compared to financial expenses net of $5.7 million for the nine months ended September 30, 2019. The increase resulted primarily from expenses related to our outstanding convertible notes equal to $1.3 million.

Liquidity and Capital Resources

Our sources of liquidity include our cash balances and bank deposits. At September 30, 2020, we had $13.5 million in cash and cash equivalents and $27.8 million in bank deposits. We have primarily financed our operations through equity and debt financings, business collaborations, and grants funding.

During the nine months ended September 30, 2020, we completed a private placement of common stock and warrants for net proceeds of approximately $41.3 million. In connection with the offering, we issued 17,604,423 unregistered shares of our common stock at a purchase price per share of $2.485 and warrants to purchase an additional 17,604,423 shares of common stock at an exercise price of $2.36 per share. In September 2020, we received cash proceeds of $472,000 from the exercise of 200,000 warrants.

We believe that our cash and cash equivalents and bank deposits as of September 30, 2020 are sufficient to satisfy our capital needs for at least 12 months from the date that these financial statements are issued. In addition, as of September 30, 2020, we had outstanding 2021 Notes amounting to $57.9 million which are due on November 15, 2021, unless the notes are refinanced, restructured or converted before that date.

We expect that by the maturity date of the 2021 Notes, our cash and cash equivalents and short term deposits, combined with the cash we anticipate to generate from the satisfaction of milestones under the Chiesi US Agreement and from our revenues, will be sufficient to satisfy the 2021 Notes payment. If, prior to the maturity date of the 2021 Notes, we will not have sufficient cash available to satisfy the full principal amount of the outstanding 2021 Notes, and to otherwise finance our future cash needs, our management may pursue corporate collaborations, licensing or similar arrangements, public or private equity offerings, and/or debt financings or restructuring, sell shares under our ATM Sales Agreement, and if necessary, may need to scale back operations, curtail or cease operations. Other than the ATM Sales Agreement, we do not have any commitments for future external funding, except with respect to the development-related payments and milestone payments that may become payable under the Chiesi Agreements. There is no assurance that we will be successful in obtaining the level of financing needed for our operations.

Cash Flows

Net cash used in operations was 18.6 million for the nine months ended September 30, 2020. In response to the COVID-19 pandemic, a higher number of subjects in our ongoing clinical trials opted for home care treatments over in-site treatments which resulted in an immaterial amount of additional expenses. The net loss for the nine months ended September 30, 2020 of $6.9 million was increased by a $15.1 million decrease in contracts liability and a $5.1 million increase in inventories, partially offset by an increase of $3.3 million in accounts payable and accruals, $2.5 million amortization of debt issuance costs and debt discount and a $2.1 million in share-based compensation. Net cash used in investing activities for the nine months ended September 30, 2020 was $27.5 million and consisted primarily of an increase in bank deposits. Net cash provided by financing activities was $41.8 million resulting from our issuance of common stock and warrants on March 18, 2020.

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

Future Funding Requirements

As a result of our significant research and development expenditures and the lack of significant revenue from sales of taliglucerase alfa, we have generated operating losses from our continuing operations since our inception. Our outstanding 2021 Notes are secured by a perfected lien on all of our assets. Under the terms of the indenture governing the 2021 Notes, we are required to maintain a minimum cash balance of at least $7.5 million.

We expect to continue to incur significant expenditures in the near future, including significant research and development expenses related primarily to the clinical trials of PRX-102. Our material cash needs for the next 24 months will include, among other expenses, (i) costs of preclinical and clinical trials, (ii) employee salaries, (iii) payments for rent and operation of our manufacturing facilities, (iv) fees to our consultants and legal advisors, patents and fees for service providers in connection with our research and development efforts and (v) payment of principal and interest on our outstanding convertible promissory notes and other debt. We believe that the funds currently available to us are sufficient to satisfy our capital needs for at least 12 months from the date that the financial statements are issued. In addition, the outstanding principal amount of the 2021 Notes must be satisfied by November 15, 2021, unless the notes are refinanced or converted before that date.

We may be required to raise additional capital in the future in order to develop and commercialize our product candidates and continue research and development activities, and to satisfy or refinance our outstanding 2021 Notes. Our ability to raise capital, and the amounts of necessary capital, will depend on many other factors, including:

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

Effects of Currency Fluctuations

Currency fluctuations could affect us through increased or decreased acquisition costs for certain goods and services. We do not believe currency fluctuations have had a material effect on our results of operations during the nine months ended September 30, 2020 and September 30, 2019.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of each of September 30, 2020 and September 30, 2019.

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

	Nine Months Ended		Year Ended
	September 30,		December 31,
	2020	2019	2019
Average rate for period	3.479	3.589	3.565
Rate at period-end	3.441	3.482	3.456

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15f and 15d-15f under the Exchange Act) that occurred during the quarter ended September 30, 2020 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not involved in any material legal proceedings.

Item 1A. Risk Factors

Except as set forth below, there have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019 and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

Risks Related to our ATM Program

The actual number of shares we will issue under the Sales Agreement, at any one time or in total, is uncertain, and sales of ATM Shares, or the perception that such sales may occur, may have an adverse effect on the market price of our Common Stock.

Throughout the term of the Sales Agreement, from time to time, we may instruct the Sales Agent to sell ATM Shares or sell ATM Shares to the Agent, subject to certain limitations in the Sales Agreement and compliance with applicable law. The number of ATM Shares that are ultimately sold by the Agent upon our instructions will fluctuate based on the market price of our Common Stock during the applicable sales period and the limits set forth in our instructions. Accordingly, it is not possible at this stage to predict the number of shares that will be ultimately issued, if any. Accordingly, there is no certainty that gross proceeds of $30.0 million, or any proceeds, will be raised under the Sales Agreement. The issuance and sale from time to time of new shares of Common Stock under the ATM program, or the perception that such sales may occur, may have an adverse the effect on the market price of our Common Stock. In addition, we may issue additional shares of our Common Stock in subsequent public offerings or private placements. Any issuance of new shares of our Common Stock may be dilutive to our existing stockholders.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 14, 2020, we issued 200,000 shares of Common Stock in connection with the cash exercise of a warrant issued on March 18, 2020. Except for the foregoing, there were no unregistered sales of equity securities during the three months ended September 30, 2020.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Date	Filed or Furnished Herewith
1.1	ATM Equity OfferingSM Sales Agreement dated October 1, 2020 between the Company and BofA Securities, Inc.	8-K	001-33357	1.1	October 1, 2020
3.1	Certificate of Incorporation of the Company	8-K	001-33357	3.1	April 1, 2016
3.2	Amendment to Certificate of Incorporation of the Company	Def 14A	001-33357	Appen. A	July 1, 2016

3.3	Second Amendment to Certificate of Incorporation of the Company	Def 14A	001-33357	Appen. A	October 17, 2018
3.4	Third Amendment to Certificate of Incorporation of the Company	8-K	001-33357	3.1	December 19, 2019
3.5	Bylaws of the Company	8-K	001-33357	3.2	April 1, 2016
4.1	Form of Restricted Stock Agreement/Notice	8-K	001-33357	4.1	July 18, 2012
4.2	Indenture, dated as of December 7, 2016, between Protalix BioTherapeutics, Inc. the guarantors party thereto, The Bank of New York Mellon Trust Company, N.A., as trustee and Wilmington Savings Fund Society, FSB, as collateral agent	8-K	001-33357	4.1	December 7, 2016
4.3	Form of 7.50% Convertible Note due 2021 (Issued in 2016 Financing)	8-K	001-33357	4.2	December 7, 2016
4.4	Form of 7.50% Convertible Note due 2021 (Issued in 2016 Exchange)	8-K	001-33357	4.3	December 7, 2016
4.5	First Supplemental Indenture, dated as of July 24, 2017, by and among Protalix BioTherapeutics, Inc., the guarantors party thereto, The Bank of New York Mellon Trust Company, N.A., as trustee, and Wilmington Savings Fund Society, FSB, as collateral agent	8-K	001-33357	4.2	July 25, 2017
4.6	Second Supplemental Indenture, dated as of November 27, 2017, by and among Protalix BioTherapeutics, Inc., the guarantors party hereto and The Bank of New York Mellon Trust Company, N.A., as trustee, registrar, paying agent and conversion agent	8-K	001-33357	4.1	December 1, 2017
4.7	Form of Warrant	8-K	001-33357	4.1	March 12, 2020
4.8	Form of Stock Option Agreement (Executives)	10-Q	001-33357	4.8	August 10, 2020
4.9	Form of Stock Option Agreement (Standard)	10-Q	001-33357	4.9	August 10, 2020
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Certification of Chief Executive Officer					X
32.2	18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Certification of Chief Financial Officer					X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	COVER PAGE INTERACTIVE DATA FILE (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROTALIX BIOTHERAPEUTICS, INC.
(Registrant)

Date: October 29, 2020	By:	/s/ Dror Bashan
Dror Bashan President and Chief Executive Officer (Principal Executive Officer)

Date: October 29, 2020	By:	/s/ Eyal Rubin
Eyal Rubin Senior Vice President and Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)