Form 10-K
period 2020-12-31
Protalix BioTherapeutics, Inc.
filed 2021-03-30
CIK 1006281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

001-33357

(Commission file number)

PROTALIX BIOTHERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	65-0643773
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

2 University Plaza Suite 100 Hackensack, NJ	07601

(Address of principal executive offices)	(Zip Code)

(201) 696-9345

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.001 par value	PLX	NYSE American

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ◻  No  ⌧

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ◻  No  ⌧

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ⌧  No  ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ⌧  No  ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ◻   No  ⌧

The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of June 30, 2020 was approximately $121.4 million, based on the closing price for shares of the Registrant’s common stock reported by the NYSE American for such date.

On March 1, 2021, approximately 45,382,831 shares of the Registrant’s common stock, par value $0.001 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement related to its 2021 Annual Stockholders’ Meeting to be filed subsequently are incorporated by reference into Part III of this Annual Report on Form 10-K. Except as expressly incorporated by reference, the registrant’s proxy statement shall not be deemed to be part of this report.

FORM 10-K

PART I

Except where the context otherwise requires, the terms “we,” “us,” “our” or “the Company,” refer to the business of Protalix BioTherapeutics, Inc. and its consolidated subsidiaries, and “Protalix” or “Protalix Ltd.” refers to the business of Protalix Ltd., our wholly-owned subsidiary and sole operating unit.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
AND RISK FACTORS SUMMARY

The statements set forth under the captions “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors,” and other statements included elsewhere in this Annual Report on Form 10-K, particularly with respect to our plans and strategy for our business and related financing, includes forward-looking statements within the meanings of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, including statements regarding expectations, beliefs, intentions or strategies for the future. When used in this report, the terms “anticipate,” “believe,” “estimate,” “expect,” “can,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” and other words or phrases of similar import, as they relate to our company or our subsidiaries or our management, are intended to identify forward-looking statements. We intend that all forward-looking statements be subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance, and we undertake no obligation to update or revise, nor do we have a policy of updating or revising, any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, except as may be required under applicable law. Forward-looking statements are subject to many risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements.

Examples of the risks and uncertainties include, but are not limited to, the following:

●the timing, progress and likelihood of final approval by the U.S. Food and Drug Administration, or the FDA, of the Biologics License Application, or BLA, for PRX-102, by the April 27, 2021 Prescription Drug User Fee Act, or PDUFA, date or at all, and, if approved, whether the use of PRX-102 will be commercially successful;
●the risk that the FDA, the European Medicines Agency, or EMA, or other foreign regulatory authorities may not accept or approve a marketing application we file for any of our product candidates;
●risks associated with the novel coronavirus disease, or COVID-19, outbreak, which may adversely impact our business, preclinical studies and clinical trials;
●failure or delay in the commencement or completion of our preclinical studies and clinical trials, which may be caused by several factors, including: slower than expected rates of patient recruitment; unforeseen safety issues; determination of dosing issues; lack of effectiveness during clinical trials; inability or unwillingness of medical investigators and institutional review boards to follow our clinical protocols; inability to monitor patients adequately during or after treatment; and/or lack of sufficient funding to finance our clinical trials;
●the risk that the results of our clinical trials will not support the applicable claims of safety or efficacy and that our product candidates will not have the desired effects or will have undesirable side effects or other unexpected characteristics;
●risks relating to our evaluation and pursuit of strategic alternatives;
●risks relating to our ability to manage our relationship with our collaborators, distributors or partners, including, but not limited to, Pfizer Inc., or Pfizer, Chiesi Farmaceutici S.p.A., or Chiesi, and SarcoMed USA Inc., or SarcoMed;
●risks relating to our ability to make required payments under our outstanding 7.50% convertible promissory notes due November 2021, or the 2021 Notes, or any other indebtedness;

●risks relating to the compliance by Fundação Oswaldo Cruz, or Fiocruz, an arm of the Brazilian Ministry of Health, or the Brazilian MoH, with its purchase obligations under our supply and technology transfer agreement, which may have a material adverse effect on us and may also result in the termination of such agreement;
●risks related to the compliance by SarcoMed with the terms and conditions of the license agreement between the parties, and to its performance under the arrangement;
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
●and the possible disruption of our operations due to terrorist activities and armed conflict, including as a result of the disruption of the operations of certain regulatory authorities and of certain of our suppliers, collaborative partners, licensees, clinical trial sites, distributors and customers.

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

Item 1.Business

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

Our strategic focus is to develop tailored complex recombinant therapeutic proteins primarily produced through ProCellEx while genetically engineering and/or chemically modifying the proteins pre- and/or post-production. We intend such engineering and modifications to provide added clinical benefits by improving the biologic characteristics (e.g., glycosylation, half-life, immunogenicity) of the therapeutic protein.

Our proprietary ProCellEx platform is being used to manufacture our approved and marketed product, Elelyso®, for the treatment of Gaucher disease. We are also developing, via ProCellEx, a pipeline of products. Our clinical development program for pegunigalsidase alfa, or PRX-102, for the potential treatment of Fabry disease is in advanced clinical stages. In addition, we are planning to collaborate with SarcoMed with respect to alidornase alfa, or PRX-110, for use in the treatment of any human respiratory disease or condition via inhaled delivery, and we are developing uricase, or PRX-115, for the treatment of refractory gout, PRX-119, a long action DNase I for the treatment of NETs-related diseases, and a number of other product candidates in early and preclinical development.

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

DEVELOPMENT OF TRANSGENIC CELL LINES FOR PRODUCTION OF TARGET PROTEIN

Agrobacterium mediated cell transformation using the natural capability of the agrobacteria to transfer DNA fragment into a plant chromosome
Proprietary Plant cell lines
Selection
Single cell cloning
A cell line expressing protein of interest

PROCESS OVERVIEW

Upstream
Downstream
Customized modifications to improve protein profile for optimizing clinical outcome
Separator
Filter Press
Cell Bank
Cell Culture Amplification
Bioreactors Production Phase and Horizontal Scale-up
Harvest Separation
Crude Processing
Columns Purification
Drug Substance

ProCellEx technology can be utilized to express complex therapeutic proteins belonging to different drug classes, such as enzymes, hormones, monoclonal antibodies, cytokines and vaccines. The entire protein expression process, from initial nucleotide cloning to large-scale production of the protein product, occurs under Current Good Manufacturing Practice, or cGMP-, compliant, controlled processes. Our plant cell culture technology uses cells, such as carrot and tobacco (BY-2) cells, which undergo advanced genetic engineering and/or chemical modifications, and are grown on an industrial scale in a disposable, flexible bioreactor system. Our system does not involve mammalian or animal-derived components or transgenic field-grown or whole plants at any point in the production process.

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

Business Highlights

Elelyso®

Elelyso for the treatment of Gaucher Disease is currently approved and marketed in 23 countries including the United States, Australia, Canada, Israel, Brazil, Russia and Turkey. In June 2012, the European Committee for Medicinal Products for Human Use (CHMP) issued a positive opinion regarding the benefit of Elelyso but did not immediately grant marketing authorization because of the ten-year market exclusivity granted to Vpriv® (Takeda Shire) in August 2010 for the same condition, which was later extended for an additional two years. Elelyso is marketed globally, excluding Brazil, through an exclusive licensing agreement with Pfizer. We maintain the distribution rights to Elelyso in Brazil, where it is marketed as BioManguinhos alfataliglicerase, through the Supply and Technology Transfer Agreement we entered into on June 18, 2013, with Fiocruz, an arm of the Brazilian MoH, or the Brazil Agreement. In 2020, we generated $8.0 million from sales of BioManguinhos alfataliglicerase to the Brazilian MoH.

Pegunigalsidase alfa (PRX-102)

Pegunigalsidase alfa, or PRX-102, is our late-stage clinical asset in development for the treatment of Fabry disease. On August 11, 2020, we, together with Chiesi, announced that the FDA had accepted the BLA for PRX-102, which was filed under the Accelerated Approval Pathway, and granted Priority Review designation for PRX-102, for the proposed treatment of adult patients with Fabry disease. The FDA noted in its BLA filing communication letter that it is not currently planning to hold an advisory committee meeting to discuss the application. The FDA initially set an action date of January 27, 2021 under the PDUFA. However, as we previously announced in November 2020, the FDA extended the PDUFA action date to April 27, 2021. As we disclosed last year, the FDA advised us that it will have to inspect our manufacturing facility and the facility of a third party in Europe that performs fill and finish processes for PRX-102 as part of its review of the BLA to ensure cGMP compliance. Due to COVID-19-related FDA travel restrictions, the FDA has advised that it may be unable to conduct the inspections prior to the PDUFA action date. We, together with Chiesi, are currently addressing this issue.

PRX-102 is the subject of three phase III clinical trials (BALANCE, BRIDGE and BRIGHT). The BALANCE study, which is fully-enrolled, is ongoing; the BRIDGE and BRIGHT studies have been completed. Our phase I/II clinical trial of PRX-102, which was completed in 2015, was a study in naïve, or untreated, Fabry patients which demonstrated a significant reduction of Gb3 inclusion in kidney biopsies from adult Fabry patients. Patients from the phase I/II clinical trial have been enrolled in a long-term extension study. In December 2020, we, together with Chiesi, announced positive final results from the BRIDGE phase III open-label, single-arm, switchover study to assess the efficacy and safety of PRX-102 in Fabry patients previously treated with Replagal® (Takeda Shire), and in February 2021, we, together with Chiesi, announced positive topline results from the BRIGHT phase III 12-month, open-label, switch-over study designed to evaluate the safety, efficacy and pharmacokinetics of PRX-102 treatment, 2 mg/kg every four weeks, in up to 30 patients with Fabry disease previously treated with a commercially available enzyme replacement therapy, or ERT, (agalsidase alfa – Replagal or agalsidase beta – Fabrazyme®). We anticipate announcing interim results from our BALANCE trial in the first half of 2021.

We have entered into two exclusive global licensing and supply agreements (ex-U.S. and U.S.) with Chiesi for PRX-102; on October 19, 2017, Protalix Ltd., our wholly-owned subsidiary, entered into an Exclusive License and

Supply Agreement with Chiesi, or the Chiesi Ex-US Agreement, pursuant to which Chiesi was granted an exclusive license for all markets outside of the United States to commercialize PRX-102 and on July 23, 2018, Protalix Ltd. entered into an Exclusive License and Supply Agreement with Chiesi, or the Chiesi US Agreement, with respect to the commercialization of PRX-102 in the United States.

Alidornase alfa (PRX-110)

Alidornase alfa is our plant cell-expressed recombinant human DNase I product candidate, chemically modified to resist inhibition by actin, thus enabling enzymatic activity in the presence of actin. In vitro studies have shown PRX-110 to have a highly improved catalytic efficiency and affinity to DNA compared to the unmodified DNase I. We completed a phase IIa clinical trial of PRX-110 in Cystic Fibrosis patients in 2018, and PRX-110 was shown to be generally well-tolerated with no serious adverse events reported. Efficacy results demonstrated clinically meaningful lung function improvement following treatment with PRX-110. On February 10, 2021, we entered into an exclusive worldwide license agreement with SarcoMed with respect to PRX-110 for use in the treatment of any human respiratory disease or condition including, but not limited to, sarcoidosis, pulmonary fibrosis and other related diseases via inhaled delivery.

PRX-115

PRX-115 is our plant cell-expressed recombinant PEGylated Uricase (urate oxidase) – a chemically modified enzyme under development for the potential treatment of refractory gout. Gout is the most common inflammatory arthritis in the United States, affecting an estimated 9.2 million adults. An estimated approximately 2% of the gout population is considered to have chronic refractory disease. The uricase enzyme converts uric acid to allantoin, which is easily eliminated through urine. However the uricase enzyme does not exist naturally in humans. We use ProCellEx to express an optimized recombinant uricase enzyme under development for the potential treatment of refractory gout which we are designing to have an improved half-life, reduced immunogenicity and potentially longer-term efficacy.

PRX-119

PRX-119 is our plant cell-expressed PEGylated recombinant human DNase I product candidate which we are designing to have an elongated half-life in the circulation for the potential treatment of NETs-related diseases. NETs, Neutrophil extracellular traps, are web-like structures, released by activated neutrophils that trap and kill a variety of microorganisms. NETs are composed of DNA, histones, antimicrobial and pro-inflammatory proteins. Excessive formation or ineffective clearance of NETs can cause different pathological effects. NETs formation has been observed in various autoimmune, inflammatory and fibrotic conditions, diverse forms of thrombosis, cancer and metastasis. According to scientific literature, animal studies have demonstrated that DNase I treatment reduce NETs toxicity. Our proprietary modified DNase I may potentially enable effective treatment of acute and chronic conditions.

2020 and Recent Company Developments

Recent Developments

●On February 23, 2021, we, together with Chiesi, announced positive topline results from our BRIGHT study designed to evaluate the safety, efficacy and pharmacokinetics of PRX-102 treatment, 2 mg/kg every four weeks, in up to 30 patients with Fabry disease previously treated with a commercially available ERT (agalsidase alfa – Replagal® or agalsidase beta – Fabrazyme®).
●On February 18, 2021, we announced the closing of a public offering of our common stock raising gross proceeds of approximately $40.2 million at a price equal to $4.60 per share, before deducting the underwriting discount and estimated expenses of the offering.
●On February 11, 2021, we announced an exclusive worldwide license agreement with SarcoMed for PRX-110 for use in the treatment of any human respiratory disease or condition including, but not limited to, sarcoidosis, pulmonary fibrosis, and other related diseases via inhaled delivery.

2020 Developments

●On December 30, 2020, we, together with Chiesi, announced final study results from the BRIDGE study.
●On October 2, 2020, we, together with Chiesi, announced the launch of an Expanded Access Program (EAP) in the United States for pegunigalsidase alfa for the proposed treatment of Fabry disease.
●On October 1, 2020, we entered into an ATM Equity OfferingSM Sales Agreement, or the Sales Agreement, with BofA Securities, Inc., or the Agent. Pursuant to the terms of the Sales Agreement, we may sell from time to time through the Agent shares of our common stock having an aggregate offering price of up to $30 million, or the ATM program. We intend to use the net proceeds from the offering, after deducting the Agent’s commissions and our offering expenses, for general corporate purposes.
●On September 3, 2020, we received notification from the NYSE American LLC, or the NYSE American, that we had regained compliance with all of the continued listing standards set forth in Part 10 of the NYSE American Company Guide.
●On August 24, 2020, we, together with Chiesi, announced completion of the treatment period of our BRIGHT study for the proposed treatment of Fabry disease.
●On August 11, 2020, we, together with Chiesi, announced that the FDA had accepted the BLA for PRX-102, and granted Priority Review designation for PRX-102, for the proposed treatment of adult patients with Fabry disease. The FDA indicated in the BLA filing communication letter that it is not currently planning to hold an advisory committee meeting to discuss the application. The FDA set a PDUFA action date of January 27, 2021. However, as we previously announced in November 2020, the FDA subsequently extended the PDUFA action date to April 27, 2021. As we disclosed last year, the FDA advised us that it will have to inspect our manufacturing facility and the facility of a third party in Europe that performs fill and finish processes for PRX-102 as part of its review of the BLA to ensure cGMP compliance. Due to COVID-19-related FDA travel restrictions, the FDA has advised that it may be unable to conduct the inspections prior to the PDUFA action date. We, together with Chiesi, are addressing this issue.
●On June 8, 2020, we announced the promotion of Einat Brill Almon, Ph.D. to Sr. Vice President and Chief Development Officer. Dr. Almon first joined Protalix Ltd. in December 2004, originally as a Senior Director and later as Vice President, and became our Senior Vice President, Product Development in 2006.
●On June 8, 2020, we announced the appointment of Yael Hayon, Ph.D. to serve as our new Vice President, Research and Development, effective July 5, 2020. Yoseph Shaaltiel, Ph.D. retired from his position as our Executive Vice President, Research and Development, effective June 15, 2020.
●On May 28, 2020, we, together with Chiesi, announced the submission on May 27, 2020 of a BLA to the FDA for pegunigalsidase alfa for the treatment of adult patients with Fabry disease via the FDA’s Accelerated Approval pathway.
●On May 11, 2020, we announced positive topline results from our BRIDGE study.
●On March 18, 2020, we completed a private placement to certain existing and new institutional and other accredited investors, or the Purchasers, in reliance on the exemption from registration set forth in Section 4(a)(2) of the Securities Act. We sold approximately 17.6 million shares of our common stock to the Purchasers at a price per share of $2.485, or aggregate net committed proceeds equal to approximately $41.3 million. Each share of our common stock issuable in the transaction was accompanied by a warrant to purchase an additional share of common stock at an exercise price equal to $2.36.
●On March 16, 2020, we announced that we have agreed to conduct a feasibility study with Kirin Holdings Company, Limited, or Kirin, to evaluate the production of a novel complex protein utilizing ProCellEx®. Kirin will provide research funding for Protalix scientists to conduct cell line engineering and protein expression studies on the target protein.
●On February 6, 2020, we announced, together with Chiesi, an agreement with the FDA for the Initial Pediatric Study Plan (iPSP) for PRX-102. The announcement was made after we and Chiesi completed discussions with the FDA and receiving confirmation in an official “Agreement Letter” which outlines an agreed approach to address the needs of pediatric patients with Fabry disease.

Our Marketed Product

Elelyso®

Elelyso (taliglucerase alfa), our first commercial product for the treatment of Gaucher disease, is the first plant cell derived recombinant protein therapeutic approved by major regulatory authorities, including the FDA and the EMA. Elelyso is approved in 23 markets for infusion as an ERT for the long-term treatment of adult and pediatric patients with a confirmed diagnosis of type 1 Gaucher disease. We have licensed to Pfizer the global rights for Elelyso, excluding Brazil. In Brazil, we maintain the distribution rights to taliglucerase alfa, marketed as BioManguinhos alfataliglicerase, through the Brazil Agreement. In 2020, we generated approximately $8.0 million from sales of BioManguinhos alfataliglicerase to the Brazilian MoH.

Gaucher disease, also known as glucocerebrosidase, or GCD, deficiency, is a rare genetic autosomal recessive disorder and one of the most common Lysosomal Storage Disorders, or LSD, in the world. It is one of a group of disorders that affect specific enzymes that normally break down fatty substances for reuse in the cells. If the enzymes are missing or do not work properly, the substances can build up and become toxic. Gaucher disease occurs when a lipid called glucosylceramide accumulates in the cells of the bone marrow, lungs, spleen, liver, and sometimes the brain. Gaucher disease symptoms can include fatigue, anemia, easy bruising and bleeding, severe bone pain and easily broken bones, and distended stomach due to an enlarged spleen and thrombocytopenia. Epidemiology of Gaucher disease varies; recent literature provides that prevalence of Gaucher disease ranges from 0.70 to 1.75 per 100,000 in the general population. In people of Ashkenazi Jewish heritage, estimates of occurrence vary from approximately 1 in 400 to 1 in 850 people.

The current standard of care for Gaucher disease is ERT, which is a medical treatment where recombinant enzymes are injected into patients to replace the lacking or dysfunctional enzyme. In Gaucher disease, recombinant GCD is infused to replace the mutated or deficient natural GCD enzyme. Elelyso is the only alternative ERT treatment of Gaucher disease to Sanofi Genzyme’s Cerezyme® and VPRIV.

Our Clinical Development Pipeline

Pegunigalsidase alfa (PRX-102)

Pegunigalsidase alfa (PRX-102) is our proprietary plant cell culture expressed enzyme in development for the treatment of Fabry disease. Developed with our ProCellEx technology, it is a chemically modified version of the recombinant α-galactosidase-A (α-Gal-A) protein in which protein sub-units are covalently bound via chemical cross-linking using PEG chains resulting in a more active and stable molecule. It is a late-stage clinical asset and we have completed enrollment in all three of our phase III clinical trials of PRX-102 (BALANCE, BRIDGE and BRIGHT) which are designed, as a whole, to evaluate the potential superiority of PRX-102 over current ERT therapies, demonstrate the potential for improved efficacy and potentially better quality of life for Fabry patients and demonstrate the safety of our ERT. On August 11, 2020, we, together with Chiesi, announced that the FDA had accepted the BLA for PRX-102, which was filed under the Accelerated Approval Pathway, and granted Priority Review designation for PRX-102, for the proposed treatment of adult patients with Fabry disease. The FDA noted in its BLA filing communication letter that it is not currently planning to hold an advisory committee meeting to discuss the application. The FDA initially set an action date of January 27, 2021 under the PDUFA. However, as we previously announced in November 2020, the FDA subsequently extended the PDUFA action date to April 27, 2021. As we disclosed last year, the FDA advised us that it will have to inspect our manufacturing facility and the facility of a third party in Europe that performs fill and finish processes for PRX-102 as part of its review of the BLA to ensure cGMP compliance. Due to the FDA’s COVID-19-related FDA travel restrictions, the FDA has advised that it may be unable to conduct the inspections prior to the PDUFA action date. We, together with Chiesi, are currently addressing this issue.

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

In February 2020, we, together with Chiesi, announced an agreement with the FDA for the Initial Pediatric Study Plan (iPSP) for PRX-102. The joint announcement was made after completion of discussions with the FDA and receipt of confirmation from the FDA in an official “Agreement Letter” which outlines an agreed-upon approach to evaluate the safety and efficacy of PRX-102 in pediatric Fabry patients in a clinical trial to be performed by Chiesi with our collaborative efforts.

We have granted to Chiesi an exclusive license to develop and commercialize PRX-102 for worldwide markets; in return, we are eligible to receive milestone and royalty payments from Chiesi.

Fabry disease is a serious life-threatening rare genetic disorder. Fabry patients lack the lysosomal enzyme, α-galactosidase-A, leading to the progressive accumulation of abnormal deposits of a fatty substance called globotriaosylceramide, or Gb3, in blood vessel walls throughout their body. The abnormal storage of Gb3 increases with time and, as a result, Gb3 accumulates, primarily in the blood and in the blood vessel walls. The accumulation leads to a narrowing of the blood vessels, which in turn leads to decreased blood flow and tissue nourishment. The ultimate consequences of Gb3 deposition range from episodes of pain and impaired peripheral sensation to end-organ failure, particularly of the kidneys, but also of the heart and the cerebrovascular system. Fabry disease occurs in one person per 40,000 to 60,000 males.

Fabry disease is generally treated with an ERT, Fabrazyme or Replagal. In ERT, the missing α-galactosidase-A is replaced with a recombinant form of the protein via intravenous, or IV infusion once every two weeks. Fabry disease, if left untreated, will progress from a less severe condition to a more serious one. It can have a significant impact on quality of life due to presence of serious, chronic and debilitating complications, including cardiovascular and renal complications, and comorbid conditions such as pain can have a significant impact on the psychological well-being of Fabry patients, which also impacts social functioning. Fabry disease involves substantial reduction in life expectancy. Causes of death are most often cardiovascular disease and, to a lesser extent, cerebrovascular disease and renal disease. The life expectancy of Fabry patients is significantly shorter compared to the general population. Untreated male Fabry patients may experience shortened lifespans to approximately 50 years, and 70 years for untreated women. This represents a 20- and 10-year reduction, respectively.

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

Our clinical development program is designed to show that PRX-102 has a potential clinical benefit in all adult Fabry patient populations when compared to currently marketed Fabry disease enzymes, Fabrazyme and Replagal. In preclinical studies, PRX-102 showed enhanced activity in Fabry disease target organs, reduction of the accumulated substrate, significantly longer half-life due to higher enzyme stability, and reduced immunogenicity, which together can potentially lead to improved efficacy through increased substrate clearance and significantly lower formation of antibodies. Providing a meaningful improvement in the health and quality of life for Fabry patients being treated with PRX-102 represents a significant potential market opportunity. The global market for Fabry disease is forecasted to be approximately $1.9 billion in 2021 (Global Data) and to continue to grow at a CAGR of approximately 9.5% (Global Data).

The PRX-102 phase III clinical program for the treatment of Fabry disease includes three separate studies: the BALANCE, BRIDGE and BRIGHT studies. The BALANCE study, which is fully-enrolled, is currently ongoing; the BRIDGE and BRIGHT studies have been completed. The designs of these studies are based on our phase I/II clinical trial which was completed in 2015. The phase III studies aim to show the potential superiority of PRX-102 compared to Fabrazyme in a head-to-head study and include a switch-over study from Replagal and also aim to demonstrate the safety of our ERT. We are also evaluating the potential of a once-monthly treatment regimen for PRX-102 with a higher dose. Patients in all three studies have the option to receive infusions in a home care setting based on infusion tolerability and country regulation. In addition, patients in all three studies have the option to continue to be treated with PRX-102 by enrolling in an extension study.

Phase III BALANCE Study

The BALANCE study is a 24-month, randomized, double blind, active control study of PRX-102 in Fabry patients with impaired renal function. We have completed enrollment of 78 patients in the trial, which is designed to evaluate the safety and efficacy of PRX-102 compared to agalsidase beta (Fabrazyme) on renal function in Fabry patients with progressing kidney disease previously treated with Fabrazyme. Patients previously treated with Fabrazyme for approximately one year and on a stable dose for at least six months were screened and then randomized on a 2:1 ratio to 1 mg/kg of PRX-102 or 1 mg/kg of Fabrazyme infused once every two weeks. Randomization is being stratified by urinary protein to creatinine ratio (UPCR) of < or ≥ 1 g/g by spot urine sample. The study was designed such that no more than 50% of the patients enrolled in the study would be female. Approximately 40% of the enrolled patients were female.

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

We intend to conduct an interim analysis when the last patient reaches 12 months of treatment to test for non-inferiority to support anticipated regulatory filings with the EMA. Patients enrolled in the BALANCE study will continue to be treated for a total of 24 months, at which point the data will be analyzed to test for superiority. If the anticipated BLA filing results in an approval from the FDA under the Accelerated Approval pathway, this analysis will also be used to support converting the accelerated approval into a full approval. We anticipate announcing interim results from our BALANCE trial in the first half of 2021.

Phase III BRIDGE Study

The BRIDGE study was a phase III 12-month open-label, single arm switch-over study evaluating the safety and efficacy of pegunigalsidase alfa, 1 mg/kg infused every two weeks, in up to 22 Fabry patients. The trial, which is was completed in December 2019, enrolled patients then being treated with agalsidase alfa, marketed by Takeda Pharmaceutical Company Limited (formerly Shire Plc) as Replagal®, for at least two years and on a stable dose for at least six months. Patients were screened and evaluated over three months while continuing Replagal treatment. Following the screening period, each patient was enrolled and switched from Replagal treatment to receive intravenous (IV) infusions of PRX-102 1 mg/kg every two weeks for 12 months.

Final results of the data generated in the study showed substantial improvement in renal function as measured by mean annualized estimated Glomerular Filtration Rate, or eGFR, slope in both male and female patients who were switched from agalsidase alfa to PRX-102. Twenty of 22 patients completed the 12-month treatment duration. Eighteen of the patients who completed the study opted to roll over to a long-term extension study and continue to be treated with PRX-102. In the study, the mean annualized eGFR slope of the study participants improved from -5.90 mL/min/1.73m2/year while on agalsidase alfa to -1.19 mL/min/1.73m2/year on PRX-102 in all patients. Male patients improved from -6.36 mL/min/1.73m2/year to -1.73 mL/min/1.73m2/year and female patients improved from -5.03 mL/min/1.73m2/year to -0.21 mL/min/1.73m2/year. Following the switch to PRX-102, there was a decrease in patients with progressing or fast progressing kidney disease, and most patients achieved a stable status post-switch.

PRX-102 was well-tolerated in the study, with all adverse events being transient in nature without sequelae. Of the 22 patients enrolled in the BRIDGE study, the majority of treatment emergent adverse events were mild or moderate in severity, with two patients (9.1%) withdrawing from the therapy due to hypersensitivity reaction that was resolved. The most common moderate treatment emergent adverse events were nasopharyngitis, headache and dyspnea.

An immunogenicity assessment indicated that four out of 20 patients (20%) developed persistent antidrug antibodies over the course of the study, of which two had neutralizing activity.

Baseline characteristics of the 20 patients that completed the study, ranging from ages 28 to 60 years, were as follows: mean eGFR 75.87 mL/min/1.73m2 in males, and 86.14 mL/min/1.73m2 in females and plasma lyso-Gb3 were 51.81 nM and 13.81 nM in males and females, respectively. While lyso-Gb3 levels remain slightly high, particularly within the male cohort, continuous reduction in lyso-Gb3 levels was observed of 19.55 nM (32.35%) in males and 4.57 nM (29.81%) in females.

Data from the interim analysis of the BRIDGE study, which were first announced in February 2020, were used to support the PRX-102 BLA filing with the FDA, and we anticipate that the final analysis will be used to support a Marketing Authorization Application, or MAA, with the EMA.

Phase III BRIGHT Study

The BRIGHT study was a Phase III 12-month, open-label, switch-over study designed to evaluate the safety, efficacy and pharmacokinetics of PRX-102 via IV infusions of 2 mg/kg administered every 4 weeks. The trial, which was completed in June 2020, enrolled up to 30 patients with Fabry disease previously treated with a commercially available ERT (Fabrazyme or Replagal), for at least three years and on a stable dose administered every two weeks. To determine eligibility for participation in the study, candidates were screened to identify and select Fabry patients with stable kidney disease. Patients who matched the criteria were enrolled in the study and switched from their current treatment of IV infusions every 2 weeks to 2 mg/kg of PRX-102 every 4 weeks for 12 months. Patients participating in the study were evaluated, among other disease parameters, to determine if their kidney disease had not further deteriorated while being treated with the 4-week dosing regimen as measured by eGFR and Lyso-Gb3, as well as other parameters. In addition, participating patients were evaluated to assess the safety and tolerability of PRX-102.

We announced topline results in February 2021. The topline results indicate that 2 mg/kg of PRX-102 administered by intravenous infusion every four weeks was found to be well tolerated among treated patients, and stable clinical presentation was maintained in adult Fabry patients. No new patients developed treatment-induced anti-drug antibodies, or ADA, following the switch to PRX-102 treatment.

The BRIGHT study enrolled 24 adult males and 6 adult females. The most common Fabry disease symptoms were acroparesthesia, heat intolerance, angiokeratomas and hypohydrosis. All 30 patients received at least one dose of PRX-102, and 29 patients (mean [SD] age was 40.5 [11.3] years, ranging from 19 to 58 years) completed the 12-month study. Of these 29 patients, 28 received the intended regimen of 2 mg/kg every four weeks throughout the study, while one patient was switched to PRX-102 1 mg/kg every two weeks per protocol. One patient withdrew from the study after the first infusion due to a traffic accident.

Following screening, patients were enrolled and switched from their then current ERT to IV infusions of 2 mg/kg of PRX-102 every four weeks for 52 weeks (a total of 14 infusions). First infusions of PRX-102 were administered under controlled conditions at the investigation site. Based on the protocol-specified criteria, patients were able to receive their PRX-102 infusions at a home care setup once the Investigator and Sponsor Medical Monitor agreed that it was safe to do so. Safety and efficacy exploratory endpoints were assessed throughout the 52-week study.

Study outcome measures showed plasma lyso-Gb3 concentrations remained stable during the study with a mean change of 3.01 nM from baseline (19.36 nM) to Week 52 (22.23 nM). Mean absolute change of eGFR values were stable during the 52-week treatment period, with a mean change from baseline of -1.27 mL/min/1.73m2.

Following a survey of participants using the Quality of Life EQ-5D-5L questionnaire, responses indicate that patient perception of their own health remained high and stable throughout the 52-week study duration, with overall health mean (SE) scores of 78.3 (3.1) and 82.1 (2.9) at baseline and Week 52, respectively, in a 0 to 100 scale. Using the short-form Brief Pain Inventory, or BPI, questionnaire, approximately 75% of study participants had an improvement or no change in average pain severity at Week 52 (compared to baseline). The short-form BPI interference items also remained stable during the study. Pain-related results indicate that there was no increase and/or relapse in pain. No Fabry clinical events were reported during the study.

Phase I/II Study

Our phase I/II clinical trial of PRX-102, which we completed in 2015, was a worldwide, multi-center, open-label, dose ranging study designed to evaluate the safety, tolerability, pharmacokinetics, immunogenicity and efficacy parameters of PRX-102 in adult Fabry patients. Sixteen adult, naïve Fabry patients (9 male and 7 female) completed the trial, each in one of three dosing groups, 0.2 mg/kg, 1 mg/kg and 2 mg/kg. Each patient received IV infusions of PRX-102 every two weeks for 12 weeks, with efficacy follow-up after six-month and twelve-month periods. A majority of the patients who completed the trial opted to continue receiving PRX-102 in an open-label, 60-month extension study under which all patients were switched to receive 1 mg/kg of the drug, the selected dose for our BALANCE and BRIDGE studies of PRX-102.

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

Results showed Lyso-Gb3 levels decreased approximately 90% from baseline. Renal function remained stable with mean eGRF levels of 108.02 and 107.20 at baseline and 24 months, respectively, with a modest annual eGFR slope of -2.1. An improvement across all the gastrointestinal symptoms evaluated, including severity and frequency of abdominal pain and frequency of diarrhea, was noted. Cardiac parameters, including LVM, LVMI and EF, remained stable with no cardiac fibrosis development detected. In conclusion, an improvement of over 40% in disease severity was shown as measured by the Mainz Severity Score Index, or MSSI, a score compiling the different elements of the disease severity including neurological, renal and cardiovascular parameters. In addition, an improvement was noted in each of the individual parameters of the MSSI.

Alidornase Alfa (PRX-110)

Alidornase alfa is our chemically-modified plant cell expressed recombinant human DNase I, administered through inhalation. Recombinant human DNase I enzymatically cleaves DNA but its activity is inhibited by actin, which is present in the blood and other target organs. PRX-110 is designed to be less susceptible to actin inhibition and have higher affinity to DNA, thus enhancing enzymatic activity. In-vitro studies have shown PRX-110 to have a highly improved catalytic efficiency and affinity to DNA, compared to dornase alfa (Pulmozyme®, currently the only commercially available DNase therapy), even more so in the presence of actin. On February 10, 2021, we entered into an exclusive worldwide license agreement with SarcoMed with respect to PRX-110 for use in the treatment of any human respiratory disease or condition including, but not limited to, sarcoidosis, pulmonary fibrosis, and other related diseases via inhaled delivery.

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

PRX-115

PRX-115 is our plant cell-expressed recombinant PEGylated uricase (urate Oxidase) – a chemically modified enzyme under development for the potential treatment of refractory Gout. Gout is the most common inflammatory arthritis in the United States, affecting an estimated 9.2 million adults. Gout is caused by factors that elevate serum uric acid, sUA, levels, which may include diet or genetic predisposition and environmental factors leading to hyperuricemia and tissue deposition of monosodium urate crystals, tophi, in joints and soft tissues, causing acute and chronic inflammation, and is characterized by recurrent flares. Gout flares lead to substantial morbidity by causing severe pain, reduced quality of life, decreased physical function, increased healthcare costs, and lost economic productivity. Furthermore, Gout is strongly associated with the metabolic syndrome, and may contribute to myocardial infarction, type 2 diabetes mellitus, chronic kidney disease, CKD, and premature mortality.

Currently available urate-lowering therapies, or ULTs, can be effective in treating gout. Refractory gout patients are those whom, despite treatment with existing ULTs, have high flare frequency, consistent tophi, and the inability to maintain therapeutic goals of urate levels. An estimated approximately 2% of the gout population is considered to have chronic refractory disease and are in in need of other therapeutic options. One option may be a therapeutic use of the uricase enzyme which converts uric acid to allantoin, which is easily eliminated through urine. The uricase enzyme does not exist naturally in humans. To date, two variants of recombinant uricases are approved for marketing: (i) Krystexxa® for treatment of chronic gout refractory to conventional therapy (no longer approved in the European Union) and (ii) Elitek®, indicated for the treatment of tumor lysis syndrome but not gout. Both have a black box warning for anaphylaxis, induce strong immunogenic reactions and have other major side-effects. We use ProCellEx to express an optimized recombinant uricase enzyme under development for the potential treatment of refractory gout which we are designing to have an improved half-life, reduced immunogenicity and potentially longer term efficacy.

PRX-119

PRX-119 is our plant cell-expressed PEGylated recombinant human DNase I product candidate being designed to elongate half-life in the circulation for NETs-related diseases. NETs, Neutrophil extracellular traps, are web-like structures, released by activated neutrophils that trap and kill a variety of microorganisms. NETs are composed of DNA, histones, antimicrobial and pro-inflammatory proteins. Excessive formation or ineffective clearance of NETs can cause different pathological effects. NETs formation has been observed in various autoimmune, inflammatory and fibrotic conditions, diverse forms of thrombosis, cancer and metastasis. According to scientific literature, animal studies have demonstrated that DNase treatment reduce NETs toxicity. Our proprietary modified DNase I design for long and customized systemically circulating in the bloodstream, may potentially enable effective treatment of acute and chronic conditions.

Intellectual Property

We have a robust patent portfolio, which is a key element of our overall strategy. We work to continually enhance, strengthen, and protect our intellectual property and now hold a broad portfolio of more than 90 patents globally, including Europe, the United States, Israel and additional countries worldwide. Our patents are designed to protect our proprietary technology, proprietary products and product candidates, and their methods of use. Additionally, we have more than 35 pending patent applications.

During 2020, we received a patent in Europe for the patent family named “Large Scale Disposable Bioreactor,” adding to the more than 10 previously granted patents in this family. We also received patents in Israel and the United States for the patent family named “Stabilized Alpha-Galactosidase and Uses Thereof,” adding to the more than 20 patents previously granted in this family. An Israeli patent was also granted for the patent family named “DNase I Polypeptides, Polynucleotides Encoding Same, Methods of Producing DNase I and uses thereof in Therapy” adding to the already granted European patent in this family. We also received grant to a patent in the United States. for the patent family “Chimeric Polypeptides, Polynucleotides Encoding Same, Cells Expressing Same and Methods of Producing Same, a patent was granted in China for the family “TNFα inhibitor polypeptides, polynucleotides encoding same, cells expressing same and methods of producing same, adding to the four previously granted patents in this family and a patent was granted in Canada for the family “Use of Plant Cells Expressing a TNF alpha Polypeptide Inhibitor in Therapy,” which is jointly owned with and licensed from Hadasit, adding to the five previously granted patents in this family. Another patent was granted in the US named “Oral Composition Comprising A Tnf Antagonist and use Thereof” licensed From Hadasit.

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

As of December 31, 2020, our patent portfolio consisted of several patent families (consisting of patents and/or patent applications) covering our technology, protein expression methodologies and system and product candidates, as follows:

Patent Name/Int. App. No.	Global Pending Jurisdictions	Granted Jurisdictions	Nominal Expiry
Production of High Mannose Proteins in Plant Culture/PCT/ Il2004 000181	Brazil	Japan, Israel, Canada, Russian Federation, Mexico, India, Australia, South Africa, Republic of Korea, Singapore, Europe, Hong Kong, Ukraine, China, USA	2024(1)
Cell/Tissue Culturing Device, System and Method/PCT/Il2005/ 000228	N/A	Israel	2025
System and Method for Production of Antibodies in Plant Cell Culture/PCT/Il2005/001075	N/A	USA, Israel	2025
Saccharide-containing Protein Conjugates and uses thereof/PCT/ Il2008/001143	N/A	USA	2028
Large Scale Disposable Bioreactor/PCT/Il2008/000614	Brazil	Australia, Canada, China, Europe, Hong Kong, India, Israel, Republic of Korea, Russian Federation, Singapore, South Africa, USA	2028(2)
Stabilized Alpha-galactosidase and uses thereof/PCT/Il2011/ 000209	Brazil, USA	Canada, South Africa, Russian Federation, Singapore, Israel, India, New Zealand, Republic of Korea, Australia, China, Japan, USA, Europe, Hong Kong, India	2031
Nucleic Acid Construct for Expression of Alpha-galactosidase in Plants and Plant Cells/PCT/ Il2011/000719	Brazil	India, China, Republic of Korea, Japan, Israel, Europe, Hong Kong, USA	2024(2)
Therapeutic Regimen For The Treatment of Fabry Using Stabilized Alpha-galactosidase/ PCT/Il2018/050018	USA, Europe, Brazil, Japan, Canada, Australia, Chile, Israel, South Africa, Republic of Korea, China, New Zealand, Russian Federation, Mexico	N/A	N/A

Dry Powder Formulations of DNase 1/PCT/Il2013/050094	N/A	Israel, USA	2033
DNase I Polypeptides, Polynucleotides Encoding Same, Methods of Producing DNase I and uses thereof in Therapy/PCT/ Il2013/050097	Brazil	Europe, Israel	2033
Inhalable Liquid Formulations of DNase I/PCT/Il2013/050096	N/A	Israel, USA	2033
Modified DNase and uses thereof/ PCT/Il2016/050003	USA, Europe, Canada, China, Australia, New Zealand, South Africa, Israel, Mexico, Hong Kong	N/A	N/A
Chimeric Polypeptides, Polynucleotides Encoding Same, Cells Expressing Same and Methods of Producing Same/PCT/ Il2014/050227	N/A	USA	N/A
TNF Alpha Inhibitor Polypeptides, Polynucleotides Encoding Same, Cells Expressing Same and Methods of Producing Same/PCT/IL2014/050228	Brazil, Canada, USA	Australia, Japan, Europe, China, Israel	2034
Use of Plant Cells Expressing a TNF Alpha Polypeptide Inhibitor in Therapy/PCT/IL2014/050231	Israel, China, Japan, Brazil	USA, Europe, Australia, Canada	2034
Chimeric Polypeptides, Polynucleotides Encoding Same, Cells Expressing Same and Methods of Producing Same	N/A	USA	2035

(1)	Patent granted in Australia expires in 2029.
(2)	Patent granted in the United States expires in 2032.

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

With respect to Gaucher disease, we face competition from two ERTs, Sanofi Genzyme’s Cerezyme and Takeda’s (Shire) Vpriv. In addition, Actelion markets a small molecule drug for the treatment of mild to moderate Type 1 Gaucher disease (Zavesca or miglustat), an oral treatment approved by the FDA only for patients for whom ERT is not a therapeutic option. In addition, Sanofi Genzyme markets a small molecule oral drug, Cerdelga®, approved for Gaucher patients with certain CYP2D6 metabolizer status.

With respect to Fabry disease, we face competition from Sanofi Genzyme (Fabrazyme), Takeda Shire (Replagal) and Amicus (Galafold®). In addition, we are aware of other late clinical stage, early clinical stage and experimental drugs which are being developed for the treatment of Fabry disease by other companies.

With respect to refractory gout, we face competition from Horizon Therapeutics Public Limited Company (Krsytexxa), which is indicated for treatment of chronic gout in adult patients refractory to conventional therapy. In addition, we are aware of other clinical stage, early clinical stage and experimental refractory or chronic gout treatments.

We also face potential competition to our ProCellEx system from companies that are developing other platforms for the expression of recombinant therapeutic pharmaceuticals. We are aware of companies that are developing alternative technologies to develop and produce therapeutic proteins in anticipation of the expiration of certain patent claims covering marketed proteins. A number of companies have developed or are developing alternative expression technologies. Examples include Crucell N.V. (acquired by Johnson & Johnson) has an expression system based on human-cell technology, Dyadic International Inc.’s expression system based on a fungus, Pfenex Inc.’s (acquired by Ligand Pharmaceuticals Incorporated) bacteria-based expression system, and others. Companies developing alternate plant-based technologies include iBio, Inc., Medicago, Inc., and Greenovation Biotech GmbH. Unlike ProCellEx, these alternate technologies are not cell-based. These companies base their product development on transgenic plants or whole plants.

Agreements and Partnerships

Elelyso – Pfizer

We have licensed to Pfizer the global rights to Elelyso in all markets, excluding Brazil, pursuant to an Amended and Restated Exclusive License and Supply Agreement, or the Amended Pfizer Agreement, which we entered into with

Pfizer in October 2015 to amend and restate our initial Exclusive License and Supply Agreement with Pfizer, or the Pfizer Agreement. Pursuant to the Amended Pfizer Agreement, Pfizer retains 100% of revenue and reimburses 100% of direct costs. For the first 10-year period after the execution of the Amended Pfizer Agreement, we have agreed to sell drug substance to Pfizer for the production of Elelyso, subject to certain terms and conditions, and Pfizer maintains the right to extend the supply period for up to two additional 30-month periods, subject to certain terms and conditions. In a subsequent amendment, we agreed that after the completion of the first 10-year supply period, the supply term would automatically extend for a five-year period. Any failure to comply with our supply commitments may subject us to substantial financial penalties. The Amended Pfizer Agreement includes customary provisions regarding cooperation for regulatory matters, patent enforcement, termination, indemnification and insurance requirements. We maintain distribution rights to taliglucerase alfa in Brazil.

Elelyso – Fundação Oswaldo Cruz (Fiocruz)

Elelyso, marketed as BioManguinhos alfataliglicerase in Brazil, is commercialized in Brazil through the Brazil Agreement with Fiocruz, which became effective in January 2014. Gaucher patients in Brazil are entitled to receive ERT paid for by the Brazilian MoH. The Brazilian MoH clinical treatment guidelines state that BioManguinhos alfataliglicerase is the therapy of choice for newly diagnosed patients. BioManguinhos alfataliglicerase is currently estimated to be used by approximately 27% of Gaucher patients in Brazil.

The Brazil Agreement provides for a staged technology transfer which is intended to transfer to Fiocruz the capacity and skills required for the Brazilian government to construct its own manufacturing facility, at its sole expense, and to produce a sustainable, high-quality, and cost-effective supply of BioManguinhos alfataliglicerase. As Fiocruz has not satisfied certain purchase commitments under the agreement, we and Fiocruz are currently discussing potential steps to maximize sales of BioManguinhos alfataliglicerase sales to the Brazilian MoH.

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

Manufacturing

We use our current manufacturing facility in Carmiel, Israel, which has approximately 14,700 sq/ft of clean rooms built according to industry standards, to manufacture drug substance for Elelyso, pegunigalsidase alfa and other recombinant proteins for commercial use and phase III clinical trials. We maintain an approximately 3,400 sq/ft pilot plant for protein development and to manufacture supplies for clinical trials (phase I and phase II). Elelyso, pegunigalsidase alfa and our other drug product candidates must be manufactured in a sterile environment and in compliance with cGMPs set by the FDA and other relevant foreign regulatory authorities. We are currently producing PRX-102 drug substance for our phase III and other clinical trials, as well as the manufacture of the Elelyso we need in the near future, including the Elelyso to be purchased by Pfizer under the Amended Pfizer Agreement. In addition, we intend to use our manufacturing space to produce all of the drug substance needed in connection with the clinical trials for our product candidates.

In 2017, the FDA approved the supplemental New Drug Application, sNDA, we submitted to allow us to convert our manufacturing facility from a single dedicated product facility to a multi-product facility. This conversion allows us to realize potentially significant operational savings. Our facility’s current capacity can serve all of our current and expected commercial and clinical needs, and we believe it will be sufficient to serve our production needs for the anticipated commercialization of pegunigalsidase alfa.

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

The process of obtaining regulatory approvals and ensuring compliance with appropriate federal, state and local statutes and regulations in the United States, and foreign statutes and regulations, requires the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process, or after approval, may subject an applicant to administrative or judicial sanctions. These sanctions could include the FDA’s refusal to approve pending applications, withdrawal of an approval, a clinical hold, warning letters, product recalls, product seizures, product detention, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement or civil or criminal penalties. The process required by the FDA before a biological product or drug may be marketed in the United States generally involves the following:

●	Completion of preclinical laboratory tests, animal studies and formulation studies according to Good Laboratory Practices or other regulations;
●	Submission to the FDA of an investigational new drug application, or IND, which must become effective before human clinical trials may begin;
●	Performance of adequate and well-controlled clinical trials according to Good Clinical Practices, or GCP, to establish the safety and efficacy of the proposed biological product or drug for its intended use;
●	Submission to the FDA of a BLA for a new biological product or a new drug application, or NDA, for a new drug;
●	Satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the drug is produced to assess compliance with Good Manufacturing Practices, or cGMP, to assure that the facilities, methods and controls are adequate to preserve the drug’s or biologic’s identity, strength, quality and purity; and
●	FDA review and approval of the BLA or NDA.

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

Human clinical trials are typically conducted in three sequential phases that may overlap or be combined:

●	Phase I. The product is initially introduced into healthy human subjects and tested for safety, dosage tolerance, absorption, metabolism, distribution and excretion. In the case of some products for severe or life-threatening diseases, especially when the product may be too inherently toxic to ethically administer to healthy volunteers, the initial human testing may be conducted in patients having the specific disease.

●	Phase II. Phase II clinical trials involve investigations in a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance and the optimal dosage and schedule.
●	Phase III. Phase III clinical trials are undertaken to further evaluate dosage, clinical efficacy and safety in an expanded patient population at geographically dispersed clinical trial sites. These trials are intended to establish the overall risk/benefit ratio of the product and provide an adequate basis for regulatory approval and product labeling.

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

The testing and approval processes require substantial time and effort, and may not result in an approval on a timely basis, if at all. The FDA may refuse to approve a BLA or NDA if the applicable regulatory criteria are not satisfied or may require additional clinical data or other data and information. Generally, it takes one to three years to obtain approval. If questions arise during the FDA review process, approval may take a significantly longer period of time.

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

Orphan Drug Designation

Under the Orphan Drug Act of 1983, the FDA may grant orphan drug designation to drugs and biological products intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States or that affects more than 200,000 persons in the United States but that sales in the United States are not expected to recover the costs of developing and marketing a treatment drug. Orphan product designation does not convey any advantage in or shorten the duration of the regulatory review and approval process. Among the benefits of orphan drug designation are possible funding and tax savings to support clinical trials and for other financial incentives and a waiver of the marketing application user fee.

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

In December 2017, the European Commission granted Orphan Drug Designation to PRX-102 for the treatment of Fabry disease. In addition, On July 21, 2020, the FDA granted Orphan Drug Designation for alidornase alfa for the treatment of sarcoidosis.

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

The PRX-102 BLA was filed under the FDA’s Accelerated Approval Pathway.

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

Other Healthcare Laws and Compliance Requirements

In the United States, our activities are potentially subject to regulation by various federal, state and local authorities in addition to the FDA, including the Centers for Medicare and Medicaid Services, other divisions of the U.S. Department of Health and Human Services (e.g., the Office of Inspector General), the U.S. Department of Justice and individual U.S. Attorney General offices within the Department of Justice, and state and local governments. These regulations include:

●	the federal healthcare program anti-kickback law, which prohibits, among other things, persons from soliciting, receiving or providing remuneration, directly or indirectly, to induce either the referral of an individual, for an item or service or the purchasing or ordering of a good or service, for which payment may be made under federal healthcare programs such as the Medicare and Medicaid programs;
●	federal false claims laws which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other government reimbursement programs that are false or fraudulent;
●	the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which prohibits executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters and which also imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information;
●	the federal transparency requirements under the Health Care Reform Law requires manufacturers of drugs, devices, biologics, and medical supplies to report to the Department of Health and Human Services information related to physician payments and other transfers of value and physician ownership and investment interests;
●	the FDCA, which among other things, strictly regulates drug and biologic product marketing, prohibits manufacturers from marketing drug products for off-label use and regulates the distribution of drug samples; and

●	state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers, and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by federal laws, thus complicating compliance efforts.

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

The amended Investment Law specifies certain conditions for a Benefitted Enterprise to be entitled to benefits. These conditions include, inter alia, the following:

●	the Benefitted Enterprise’s revenues from any single country or a separate customs territory may not exceed 75% of the Benefitted Enterprise’s total revenues; or
●	at least 25% of the Benefitted Enterprise’s revenues during the benefits period must be derived from sales into a single country or a separate customs territory with a population of at least 14 million people (starting from January 1, 2012, 1.4% must be added for each year).

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

Encouragement of Industrial Research, Development and Technology Innovation Law, 1984

To date, Protalix Ltd. has received grants from the Office of the Chief Scientist of the Israeli Department of Labor, or the OCS under the Israeli Law for the Encouragement of Industrial Research, Development and Technology Innovation, 1984, and related regulations, or the Research Law. On January 1, 2016, the Israeli government established the National Authority for Technological Innovation, or NATI, which replaced many of the functions of the OCS. For purposes of clarity, references to NATI will include the OCS. NATI grants are made available to finance of a portion of Protalix Ltd.’s research and development expenditures in Israel. As of December 31, 2020, NATI approved grants in respect of Protalix Ltd.’s continuing operations totaling approximately $53.2 million (before interest, as described below), measured from inception. Protalix Ltd. is required to repay up to 100% of grants actually received (plus interest at the LIBOR rate applied to the grants received on or after January 1, 1999) to NATI through payments of royalties at a rate of 3% to 6% of the revenues generated from NATI-funded project, depending on the period in which revenues were generated. As of December 31, 2020, Protalix Ltd. either paid or accrued royalties payable of $13.4 million, and Protalix Ltd.’s contingent liability to NATI with respect to grants received was approximately $39.8 million.

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

Under the Research Law and the regulations promulgated thereunder, NATI Council may allow the transfer outside of Israel of know-how derived from an approved program and the related manufacturing rights in limited circumstances which are currently as follows:

●	in the event of a sale of know-how itself to a non-affiliated third party, provided that upon such sale the owner of the know-how pays to NATI an amount, in cash, as set forth in the Research Law (and the regulations promulgated thereunder). In addition, the amendment provides that if the purchaser of the know-how gives the selling Israeli company the right to exploit the know-how by way of an exclusive, irrevocable and unlimited license, the research committee may approve such transfer in special cases without requiring a cash payment.
●	in the event of a sale of a company which is the owner of know-how, pursuant to which the company ceases to be an Israeli company, provided that upon such sale, the owner of the know-how makes a cash payment to NATI as set forth in the Research Law (and the regulations promulgated thereunder).
●	in the event of an exchange of know-how such that in exchange for the transfer of know-how outside of Israel, the recipient of the know-how transfers other know-how to the company in Israel in a manner in which NATI is convinced that the Israeli economy realizes a greater, overall benefit from the exchange of know-how.

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

The following corporate tax benefits, among others, are available to Industrial Companies:

●	amortization of the cost of purchased know-how and patents over an eight-year period for tax purposes;
●	accelerated depreciation rates on equipment and buildings;
●	under specified conditions, an election to file consolidated tax returns with other related Israeli Industrial Companies; and
●	expenses related to a public offering are deductible in equal amounts over three years.

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

Employees

As of December 31, 2020, we had 207 employees, of whom 19 have a Ph.D. or an M.D. in their respective scientific fields. We believe that our relations with these employees are good. We believe that our success will greatly depend on our ability to identify, attract and retain capable employees. The Israeli Ministry of Labor and Welfare is authorized to make certain industry-wide collective bargaining agreements, or Expansion Orders, that apply to types of industries or employees including ours. These agreements affect matters such as cost of living adjustments to salaries, length of working hours and week, recuperation, travel expenses, and pension rights. Otherwise, our employees are not represented by a labor union or represented under a collective bargaining agreement. See “Risk Factors—We depend upon key employees and consultants in a competitive market for skilled personnel. If we are unable to attract and retain key personnel, it could adversely affect our ability to develop and market our products.”

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

2 University Plaza, Suite 100

Hackensack, NJ 07601

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

Risks Related to the COVID-19 Pandemic

The COVID-19 pandemic, or any other pandemic, epidemic or outbreak of an infectious disease, may adversely affect our business, results of operations and financial condition.

If a pandemic, epidemic or outbreak of an infectious disease occurs in the United States, Europe, Israel or elsewhere, our business and operations may be adversely affected. In December 2019, a novel strain of coronavirus, COVID-19, was identified in Wuhan, China. The virus has spread globally. To date, our clinical trials have not been adversely affected by COVID-19, although certain practices we have adopted in our offices and facilities in an effort to promote social distancing have resulted in minor delays in the performance of administrative activities outside of the clinical programs. The spread of an infectious disease, including COVID-19, may result in the inability of our suppliers to deliver components or raw materials on a timely basis. In addition, hospitals may reduce staffing and reduce or postpone certain treatments in response to the spread of an infectious disease, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of clinical trials. Such events may result in a period of business and manufacturing disruption, and in reduced operations, any of which could materially affect our business, financial condition and results of operations. While the extent of the impact of the current COVID-19 pandemic on our business and financial results depends on future developments which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others, a continued and prolonged public health crisis such as the COVID-19 pandemic may adversely affect our business, results of operations and financial condition.

The FDA and other regulatory authorities may be unable to conduct required inspections of our facilities due to the COVID-19 pandemic.

We are subject to inspection by the FDA and comparable foreign regulatory authorities to determine our compliance with applicable regulatory requirements, as are our suppliers, contract manufacturers, and contract testing laboratories, and there can be no assurance that the FDA, or any other comparable foreign regulatory authority, will be able to timely conduct such inspections. The FDA’s action date under the PDUFA for the BLA for PRX-102 is currently April 27, 2021. The FDA advised us that it requires an inspection of our manufacturing facility and the facility of a third party in Europe that performs fill and finish processes for PRX-102 as part of the FDA’s review of the BLA application, which inspections have not yet been scheduled due to the FDA’s travel restrictions resulting from the COVID-19 pandemic. We, together with Chiesi, are addressing this issue. If the FDA is unable to conduct satisfactory pre-license inspections of the two manufacturing facilities before the PDUFA action date due to its travel restrictions or otherwise, or if they conclude that, as a result of these inspections, the facilities are not in substantial compliance with cGMP, there may be adverse consequences to the approval process and the FDA might not grant PRX-102 marketing approval by the PDUFA action date. Delays in the approval process or our inability to obtain approval for any reason for any drug candidate may have a material adverse effect upon our business, results of operations and financial condition.

Risks Related to Clinical Trials and Regulatory Matters

We may not obtain the necessary U.S., EMA or other worldwide regulatory approvals to commercialize our drug candidates in a timely manner, if at all, which would have a material adverse effect on our business, results of operations and financial condition.

We need FDA approval to commercialize our drug candidates in the United States, EMA approval to commercialize our drug candidates in the European Union and approvals from other foreign regulators to commercialize our drug candidates elsewhere. In order to obtain FDA approval of any of our drug candidates, we must submit to the FDA a BLA or an NDA demonstrating that the drug candidate is safe and effective for its intended use. This demonstration requires significant research and animal tests, which are referred to as preclinical studies, as well as human tests, which are referred to as clinical trials. In the European Union, we must submit an MAA to the EMA. Satisfaction of the regulatory requirements of the FDA, EMA and other foreign regulatory authorities typically takes many years, depends upon the type, complexity and novelty of the drug candidate and requires substantial resources for research, development and testing. On August 11, 2020, we, together with Chiesi, announced that the FDA had accepted the BLA for PRX-102, and granted Priority Review designation for PRX-102 for the proposed treatment of adult patients with Fabry disease. In the BLA filing communication letter for PRX-102, the FDA noted that it is not currently planning to hold an advisory committee meeting to discuss the application. The FDA initially set an action date of January 27, 2021 under the PDUFA. However, as we previously announced, the FDA subsequently extended the PDUFA action date to April 27, 2021.

As part of the PRX-102 BLA review, the FDA may request additional data or impose other conditions of the submission or approval or require modifications to our ongoing clinical trials, manufacturing or other processes. The FDA has required that additional data be provided and in the future may require additional data, studies or clinical trials. In addition, we may incur significant additional expenditures in order to obtain or maintain FDA approval. Approval of the BLA may also be subject to post-marketing commitments or requirements, and we may need to develop and/or improve certain antibody or additional assays as post-marketing requirements or commitments. Even if we comply with all the requests of regulatory authorities, the FDA and other authorities may ultimately reject the BLA or any other marketing application that we file for a product candidate in the future, if any, or we might not obtain regulatory clearance in a timely manner. Companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in advanced or late-stage clinical trials, even after obtaining promising earlier trial results or in preliminary findings or other comparable authorities for such clinical trials. Further, even if favorable testing data is generated by the clinical trials of a drug candidate, the applicable regulatory authority may not accept or approve a marketing application we file for the drug candidate or may require us to conduct additional clinical testing or perform post-marketing studies which would cause us to incur additional costs. We cannot assure you that the FDA will approve PRX-102 or any other product candidate on a timely basis, or at all. We also cannot assure you that the results of our ongoing BALANCE study will demonstrate that our product candidates are safe and effective for their intended uses.

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

Both before and after marketing approval of our drug candidates, if at all, we, our drug candidates, our suppliers, our contract manufacturers and our contract testing laboratories are subject to extensive regulation by the FDA and comparable foreign regulatory authorities. Failure to comply with applicable requirements of the FDA or comparable foreign regulatory authorities could result in, among other things, any of the following actions:

●	warning letters;
●	fines and other monetary penalties;
●	unanticipated expenditures;
●	delays in the FDA’s or other foreign regulatory authorities’ approving, or the refusal of any regulatory authority to approve, any drug candidate;
●	product recall or seizure;
●	interruption of manufacturing or clinical trials;
●	operating restrictions;
●	injunctions; and

●	criminal prosecutions.

In addition to the approval requirements, other numerous and pervasive regulatory requirements apply, both before and after approval, to us, our drug candidates, our suppliers, contract manufacturers, and contract testing laboratories. These include requirements related to:

●	testing;
●	manufacturing;
●	quality control;
●	labeling;
●	advertising;
●	promotion;
●	distribution;
●	export;
●	reporting to the FDA certain adverse experiences associated with use of the drug candidate; and
●	obtaining additional approvals for certain modifications to the drug candidate or its labeling or claims.

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

The approval process for any drug candidate may also be delayed by changes in government regulation, future legislation or administrative action or changes in policy of the FDA and comparable foreign authorities that occur prior to or during their respective regulatory reviews of such drug candidate. Delays in obtaining regulatory approvals with respect to any drug candidate may:

●	delay commercialization of, and our ability to derive product revenues from, such drug candidate;
●	delay any regulatory-related milestone payments payable under outstanding collaboration agreements;
●	require us to perform costly procedures with respect to such drug candidate; or
●	otherwise diminish any competitive advantages that we may have with respect to such drug candidate.

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

●	slower than expected rates of patient recruitment, particularly with respect to trials of rare diseases such as Fabry disease;
●	determination of dosing issues;
●	unforeseen safety issues;
●	lack of effectiveness during clinical trials;
●	disagreement by applicable regulatory bodies over our trial protocols, the interpretation of data from preclinical studies or clinical trials or conduct and control of clinical trials;
●	determination that the patient population participating in a clinical trial may not be sufficiently broad or representative to assess efficacy and safety for our target population;
●	inability to monitor patients adequately during or after treatment;
●	inability or unwillingness of medical investigators and institutional review boards to follow our clinical protocols; and
●	lack of sufficient funding to finance the clinical trials.

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

We may find it difficult to enroll patients in our clinical trials, or patients may discontinue their participation in our clinical trials, which could cause significant delays in the completion of such trials or may negatively impact the results of these studies and extend the timeline for completion of our development programs or cause us to abandon one or more clinical trials.

Some of the diseases or disorders that our drug candidates are intended to treat are relatively rare and we expect only a subset of the patients with these diseases to be eligible for our clinical trials. Our clinical trials generally mandate that a patient cannot be involved in another clinical trial for the same indication. Therefore, subjects that participate in ongoing clinical trials for products that are competitive with our drug candidates are not available for our clinical trials. An inability to enroll a sufficient number of patients for any of our clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether. In addition, patients that enroll in our clinical trials may discontinue their participation at any time during the study as a result of a number of factors, including withdrawing their consent, experiencing adverse clinical events, which may or may not be judged related to our drug candidates under evaluation, or due to planned or actual pregnancies. The discontinuation of patients in any one of our studies may delay the completion of the study or cause the results from the study not to be positive or to not support a filing for regulatory approval of the applicable drug candidate. Any failure to enroll a sufficient number of patients in our clinical trials in a timely manner, if at all, may have a material adverse effect on our business, results of operations and financial condition.

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

We depend upon independent investigators and collaborators, such as universities and medical institutions, to conduct our preclinical and clinical trials. These collaborators are not our employees, and we cannot control the amount or timing of resources that they devote to our clinical development programs. The investigators may not assign as great a priority to our clinical development programs or pursue them as diligently as we would if we were undertaking such programs directly. If outside collaborators fail to devote sufficient time and resources to our clinical development programs, or if their performance is substandard, the approval of anticipated NDAs, BLAs and other marketing applications, and our introduction of new drugs, if any, may be delayed which could impair our clinical development programs and would have a material adverse effect on our business, results of operations and financial condition. Our collaborators may also have relationships with other commercial entities, some of whom may compete with us. If our collaborators also assist our competitors, our competitive position could be harmed.

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

Taliglucerase alfa is our only commercial product. The successful commercialization of our other drug candidates will require us to perform a variety of functions, including:

●	continuing to perform preclinical development and clinical trials;
●	participating in regulatory approval processes;
●	formulating and manufacturing products; and
●	conducting sales and marketing activities.

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

●	successful completion of our ongoing studies of pegunigalsidase alfa;
●	Chiesi’s efforts under the Chiesi Agreements;
●	obtaining marketing approvals from the FDA, the EMA and other foreign regulatory authorities;
●	maintaining the cGMP compliance of our manufacturing facility or establishing manufacturing arrangements with third parties;
●	the successful inspection of our facilities by the FDA and other foreign regulatory authorities;
●	Chiesi’s development of successful sales and marketing organizations for pegunigalsidase alfa;
●	the availability of reimbursement to patients from healthcare payors for pegunigalsidase alfa, if approved;
●	a continued acceptable safety and efficacy profile of pegunigalsidase alfa following approval; and
●	other risks described in these Risk Factors.

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

Our strategy, in certain cases, is to enter into arrangements with pharmaceutical companies to leverage our ProCellEx system to develop additional product candidates. Under these arrangements, we may grant to our partners rights to license and commercialize pharmaceutical products developed under the applicable agreements, as we have done with Elelyso and pegunigalsidase alfa, and more recently, with alidornase alfa. Our partners may control key decisions relating to the development of the products and we may depend on our partners’ expertise and dedication of sufficient resources to develop and commercialize our product candidates. The rights of our partners limit our flexibility in considering alternatives for the commercialization of our product candidates. If we or any of our current or future partners breach or terminate the agreements that make up such arrangements, our partners otherwise fail to conduct their obligations under such arrangements in a timely manner, there is a dispute about their obligations or if either party terminates the applicable agreement or elects not to continue the arrangement, we may not enjoy the benefits of the agreements or receive a sufficient amount of royalty or milestone payments from them, if any, which may have a material adverse effect on our business, results of operations and financial condition.

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

A key element of our strategy is to develop and commercialize a portfolio of new products in addition to taliglucerase alfa. We seek to do so through our internal research programs and strategic collaborations for the development of new products. Research programs to identify new product candidates require substantial technical, financial and human resources, whether or not any product candidates are ultimately identified. Our research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development for many reasons, including the following:

●	a product candidate is not capable of being produced in commercial quantities at an acceptable cost, or at all;
●	a product candidate may not be accepted by patients, the medical community or third-party payors;
●	competitors may develop alternatives that render our product candidates obsolete;
●	the research methodology used may not be successful in identifying potential product candidates; or
●	a product candidate may on further study be shown to have harmful side effects or other characteristics that indicate it is unlikely to be effective or otherwise does not meet applicable regulatory approval.

Any failure to develop or commercialize any of our other product candidates may have a material adverse effect on our business, results of operations and financial condition.

The manufacture of our products is an exacting and complex process, and any manufacturing problems encountered by us or certain of our suppliers may have a material adverse effect on our business, results of operations and financial condition.

The FDA and foreign regulators require manufacturers to register manufacturing facilities. The FDA and foreign regulators also inspect these facilities to confirm compliance with cGMP or similar requirements that the FDA or foreign regulators establish. We or certain of our materials suppliers may face manufacturing or quality control problems causing product production and shipment delays or a situation where we or the supplier may not be able to maintain compliance with the FDA’s cGMP requirements, or those of foreign regulators, necessary to continue manufacturing. To date, our current facility has passed audits by the FDA and a number of other regulatory authorities but remains subject to audit by other foreign regulatory authorities. There can be no assurance that we will be able to comply with FDA or foreign regulatory manufacturing requirements for our current facility or any facility we may establish in the future, and the failure to so comply will have a material adverse effect on our business, results of operations and financial condition.

We rely on third parties for final processing of taliglucerase alfa, pegunigalsidase alfa and our other product candidates, which exposes us to a number of risks that may delay development, regulatory approval and commercialization of taliglucerase alfa and our other product candidates or result in higher product costs.

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

Most of our competitors, either alone or together with their collaborative partners, operate larger research and development programs, staff and facilities and have substantially greater financial resources than we do, as well as significantly greater experience in:

●	developing drugs;
●	undertaking preclinical testing and human clinical trials;
●	obtaining marketing approvals from the FDA and other regulatory authorities;
●	formulating and manufacturing drugs; and
●	launching, marketing and selling drugs.

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

If we are unable to manage future growth successfully there could be a material adverse impact on our business, results of operations and financial condition.

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

We are highly dependent upon the principal members of our management team, especially our President and Chief Executive Officer, Dror Bashan, as well as the Chairman of our Board of Directors, Zeev Bronfeld, our other directors, consultants and collaborating scientists. Many of these people have been involved with us for many years and have played integral roles in our progress, and we believe that they will continue to provide value to us. A loss of any of these personnel may have a material adverse effect on aspects of our business, clinical development and regulatory programs. We have employment agreements with Mr. Bashan and our other executive officers that may be terminated by us or the applicable officer at any time with varying notice periods of 60 to 180 days. The loss of any of these persons’ services may adversely affect our ability to develop and market our products and obtain necessary regulatory approvals. Further, we do not maintain key-man life insurance.

We also depend in part on the continued service of our key scientific personnel and our ability to identify, hire and retain additional personnel. We experience intense competition for qualified personnel, and the existence of non-competition agreements between prospective employees and their former employers may prevent us from hiring those individuals or subject us to suit from their former employers. While we attempt to provide competitive compensation packages to attract and retain key personnel, many of our competitors are likely to have greater resources and more experience than we have, making it difficult for us to compete successfully for key personnel.

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

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, stockholders could lose confidence in our financial and other public reporting, which would harm our business and the trading price of our common stock.

Effective internal control over financial reporting is necessary for us to provide reliable financial reports. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. While our assessment of our internal control over financial reporting resulted in our conclusion that as of December 31, 2020, our internal control over financial reporting was effective, we cannot predict the outcome of our testing or any subsequent testing by our auditor in future periods. Any testing by us conducted in connection with Section 404 of the Sarbanes-Oxley Act, or Section 404, or any subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement. Inferior internal controls could also cause investors to lose confidence in our reported financial information and affect our reputation, which could have an adverse effect on the trading price of our common stock.

Our management is required to assess the effectiveness of our internal controls and procedures and disclose changes in these controls on an annual basis. However, for as long as we are a non accelerated filer, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal controls over financial reporting pursuant to Section 404. An independent assessment of the effectiveness of our internal controls could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal controls could lead to financial statement restatements and require us to incur the expense of remediation.

Our internal computer systems, or those used by our third-party contractors or consultants, may fail or suffer security breaches.

Despite the implementation of security measures, our internal computer systems and those of our present and future contractors and consultants are vulnerable to damage from computer viruses and unauthorized access. Although to our knowledge we have not experienced any material system failure or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we rely on our third-party research institution collaborators for research and development of our product candidates and other third parties for the manufacture of our product candidates and to conduct clinical trials, and similar events relating to their computer systems could also have a material adverse effect on our business. We have a cybersecurity insurance policy to protect us from such risks. However, to the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability despite our insurance policy, and the further development and commercialization of our product candidates could be delayed.

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

Increasing healthcare expenditures have been the subject of considerable public attention in the United States. Both private and government entities are seeking ways to reduce or contain healthcare costs. Numerous proposals that would result in changes in the U.S. healthcare system are continuously introduced or proposed in the U.S. Congress and in some state legislatures within the United States, including reductions in the pricing of prescription products and changes in the levels at which consumers and healthcare providers are reimbursed for purchases of pharmaceutical products. Legislation and regulations that reduce reimbursement for our product candidates could adversely impact how much or under what circumstances healthcare providers will prescribe or administer our product candidates, if approved. This could materially and adversely impact our business by reducing our ability to generate revenue, raise capital, obtain additional collaborators and market our products, if approved. In addition, we believe the increasing emphasis on managed care in the United States has and will continue to put pressure on the price and usage of pharmaceutical products, which may adversely impact product sales, upon approval, if at all.

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

Our NOLs, as of December 31, 2020, are equal to approximately $231.4 million, of which approximately $30.9 million may be restricted under Section 382 of the Internal Revenue Code, or the IRC. IRC Section 382 applies whenever a corporation with NOLs experiences an ownership change. As a result of IRC Section 382, the taxable income for any post-change year that may be offset by a pre-change NOL may not exceed the fair market value of the pre-change entity multiplied by the IRC long-term tax exempt rate. Significant judgment is required in determining any valuation allowance recorded against deferred tax assets. In assessing the need for a valuation allowance, we considered all available evidence, including past operating results, the most recent projections for taxable income and prudent and feasible tax planning strategies. We reassess our valuation allowance periodically and if future evidence allows for a partial or full release of the valuation allowance, a tax benefit will be recorded accordingly. Any ownership change (including as a result of conversion of our outstanding convertible notes into shares of our common stock), or any other limitation on our utilization of NOLs, could have a material adverse effect on our business, results of operations and financial condition.

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

We currently have outstanding $57.9 million aggregate principal amount of our 2021 Notes which are secured with a perfected lien on all of our assets. In addition, we have an outstanding note payable to Pfizer with a principal amount equal to $4.1 million due January 2022 (subject to accelerated payment under certain circumstances). Under the terms of the indenture governing the 2021 Notes, we are required to maintain a minimum cash balance of at least $7.5 million. Our ability to make payments with respect to the 2021 Notes and to satisfy any other debt obligations depends on our future operating performance and our ability to generate significant cash flow in the future, which will be affected by prevailing economic conditions and financial, business, competitive, legislative and regulatory factors as well as other factors affecting our company and industry, many of which are beyond our control. If, when required, we are unable to comply with the terms of the 2021 Notes, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. In addition, certain terms of the 2021 regarding the security interest or future indebtedness may restrict us from adopting any of these alternatives. We may be unable to obtain amendments and waivers of such restrictions. If there is a default of such notes, the note holders could, among other things, elect to declare all amounts owed immediately due and payable, which could cause all or a large portion of our available cash flow to be used to pay such amounts and thereby reduce the amount of cash available to pursue our business plans or force us into bankruptcy or liquidation, or, with respect to our indebtedness that is secured, result in the foreclosure on the assets that secure the debt, which would force us to relinquish rights to assets that we may believe are critical to our business. Any default on our debt will have a material adverse effect on our business, results of operations and financial condition.

Our significant level of indebtedness could adversely affect our business, results of operations and financial condition and prevent us from fulfilling our obligations under our convertible notes and our other indebtedness.

Our 2021 Notes represent a significant amount of indebtedness with substantial debt service requirements. We may also incur additional indebtedness to meet future financing needs. Our substantial indebtedness could have material adverse effects on our business, results of operations and financial condition. For example, it could:

●	make it more difficult for us to satisfy our financial obligations, including with respect to the convertible notes;

●	result in an event of default under our outstanding convertible notes if we fail to comply with the financial and other restrictive covenants contained in agreements governing any future indebtedness, which event of default could result in all of our debt becoming immediately due and payable;
●	increase our vulnerability to general adverse economic, industry and competitive conditions;
●	reduce the availability of our cash flow to fund working capital, capital expenditures, acquisitions and other general corporate purposes because we will be required to dedicate a substantial portion of our cash flow from operations to the payment of principal and interest on our indebtedness;
●	limit our flexibility in planning for, or reacting to, and increasing our vulnerability to changes in our business, the industry in which we operate and the general economy;
●	prevent us from raising funds necessary to purchase convertible notes surrendered to us by holders upon a fundamental change (as described in the indenture governing the notes), which failure would result in an event of default with respect to the convertible notes;
●	place us at a competitive disadvantage compared to our competitors that have less indebtedness or are less highly leveraged and that, therefore, may be able to take advantage of opportunities that our debt levels or leverage prevent us from exploiting; and
●	limit our ability to obtain additional financing.

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

To date, we have not generated significant revenues from product sales and only minimal revenues from research and development services and other fees, other than the milestone and other payments we have received in connection with our agreements with Pfizer and Chiesi. For the years ended December 31, 2020, 2019 and 2018, we had net losses from continuing operations of $6.5 million, $18.3 million and $26.5 million, respectively, primarily as a result of expenses incurred through a combination of research and development activities and expenses supporting those activities, which includes share-based compensation expense. Drug development and commercialization is very capital intensive. We fund all of our operations and capital expenditures from the revenues we generate from licensing fees and grants, the net proceeds of equity and debt offerings and other sources. In addition, changes may occur that could consume our existing capital at a faster rate than projected, including, among others, the cost and timing of regulatory approvals, changes in the progress of our research and development efforts and the costs of protecting our intellectual property rights.

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

We may incur losses for the foreseeable future. We expect to continue to incur significant operating expenditures, and we anticipate that our expenses will increase in the foreseeable future as we:

●	continue to undertake preclinical development and clinical trials for our current and new drug candidates;
●	seek regulatory approvals for our drug candidates; and
●	seek to in-license additional technologies.

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

We currently have very limited sales, marketing or distribution capabilities and no experience in building a sales force and distribution capabilities. Under our arrangements with Pfizer, Chiesi and SarcoMed, we have out-licensed the marketing rights to Elelyso, pegunigalsidase alfa and alidornase alfa via inhalation, except that we retained the marketing rights to BioManguinhos alfataliglicerase in Brazil. We have not licensed the marketing or commercialization rights to any of our other product candidates to any party. The commercialization of a drug product requires that we commit significant financial and managerial resources to develop a marketing and sales force with technical expertise and with supporting distribution capabilities. Factors that may inhibit our efforts to commercialize our products directly and without strategic partners include:

●	the inability to recruit and retain adequate numbers of effective sales and marketing personnel;
●	the inability of sales personnel to obtain access to an adequate numbers of physicians or to pursuance them to prescribe our products;
●	the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and
●	unforeseen costs and expenses associated with creating and sustaining an independent sales and marketing organization.

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

We may need to establish a sales force to market one or more of our product candidates, if approved. We do not anticipate having the resources in the foreseeable future to develop global sales and marketing capabilities for all of the products we are developing. We may elect to pursue arrangements regarding the sales and marketing and distribution of one or more of our product candidates, and our future revenues may depend, in part, on our ability to enter into and maintain arrangements with other companies having sales, marketing and distribution capabilities and the ability of such companies to successfully market and sell any such products. Any failure to enter into such arrangements and marketing alliances on favorable terms, if at all, could delay or impair our ability to commercialize our product candidates and could increase our costs of commercialization. Any use of distribution arrangements and marketing alliances to commercialize our product candidates will subject us to a number of risks, including the following:

●	we may be required to relinquish important rights to our products or product candidates;
●	we may not be able to control the amount and timing of resources that our distributors or collaborators may devote to the commercialization of our product candidates;
●	our distributors or collaborators may experience financial difficulties;
●	our distributors or collaborators may not devote sufficient time to the marketing and sales of our products; and
●	business combinations or significant changes in a collaborator’s business strategy may adversely affect a collaborator’s willingness or ability to complete its obligations under any arrangement.

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

Physicians and patients, and other healthcare providers, may not accept and use any of our products or any product candidates, if approved for marketing. Future acceptance and use of any of our products or any product candidates, if approved, will depend upon a number of factors including:

●	perceptions by physicians, patients, third party payors and others in the medical community about the safety and effectiveness of taliglucerase alfa or our other drug candidates;
●	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
●	the prevalence and severity of any side effects, including any limitations or warnings contained in our products’ approved labeling;
●	pharmacological benefits of taliglucerase alfa or our other drug candidates relative to competing products and products under development;
●	the efficacy and potential advantages relative to competing products and products under development;
●	relative convenience and ease of administration;
●	effectiveness of education, marketing and distribution efforts by us and our licensees and distributors, if any;
●	publicity concerning taliglucerase alfa or our other drug candidates or competing products and treatments;
●	coverage and reimbursement of our products by third party payors; and
●	the price for our products and competing products.

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

Coverage and reimbursement may not be available for one or more of our product candidates, if approved, in all territories, which could diminish our sales or affect our ability to sell any such products profitably.

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

In connection with the issuance of our 2021 Notes, we entered into security agreements pursuant to which our subsidiaries provided first priority security interests in all of their assets, which consist of all of our intellectual property and other material assets. The security agreements secure certain payment, indemnification and other obligations under the 2021 Notes. If we were to default on certain of our obligations, or in certain other circumstances generally related to a bankruptcy or insolvency, holders of our outstanding 2021 Notes could seek to foreclose on the collateral under the security agreements to obtain satisfaction of our obligations, and our business could be materially and adversely impacted, which would in turn have a material adverse effect on our results of operations and financial condition.

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

As of December 31, 2020, we had more than 35 pending patent applications of which two are joint pending patent applications with a third party. However, the filing of a patent application does not mean that we will be issued a patent, or that any patent eventually issued will be as broad as requested in the patent application or sufficient to protect our technology. Any modification required to a current patent application may delay the approval of such patent application which would have a material adverse effect on our business, results of operations and financial condition. In addition, there are a number of factors that could cause our patents, if granted, to become invalid or unenforceable or that could cause our patent applications to not be granted, including known or unknown prior art, deficiencies in the patent application or the lack of originality of the technology. Our competitive position and future revenues will depend in part on our ability and the ability of our licensors and collaborators to obtain and maintain patent protection for our products, methods, processes and other technologies, to preserve our trade secrets, to prevent third parties from infringing on our proprietary rights and to operate without infringing the proprietary rights of third parties. We have filed U.S. and international patent applications for process patents, as well as composition of matter patents, for taliglucerase alfa and our product candidates. However, we cannot predict:

●	the degree and range of protection any patents will afford us against competitors and those who infringe upon our patents, including whether third parties will find ways to invalidate or otherwise circumvent our licensed patents;
●	if and when patents will issue;
●	whether or not others will obtain patents claiming aspects similar to those covered by our licensed patents and patent applications; or
●	whether we will need to initiate litigation or administrative proceedings, which may be costly, whether we win or lose.

As of December 31, 2020, we held, or had license rights to, more than 90 patents. If patent rights covering our products or technologies are not sufficiently broad, they may not provide us with sufficient proprietary protection or competitive advantages against competitors with similar products and technologies. Furthermore, if the USPTO or foreign patent offices issue patents to us or our licensors, others may challenge the patents or circumvent the patents, or the patent office or the courts may invalidate the patents. Thus, any patents we own or license from or to third parties may not provide any protection against our competitors and those who infringe upon our patents.

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

Our policy is to enter agreements relating to the non-disclosure of confidential information with third parties, including our contractors, consultants, advisors and research collaborators, as well as agreements that purport to require the disclosure and assignment to us of the rights to the ideas, developments, discoveries and inventions of our employees and consultants while we employ them. However, these agreements can be difficult and costly to enforce. Moreover, to the extent that our contractors, consultants, advisors and research collaborators apply or independently develop intellectual property in connection with any of our projects, disputes may arise as to the proprietary rights to the intellectual property. If a dispute arises, a court may determine that the right belongs to a third party, and enforcement of our rights can be costly and unpredictable. In addition, we rely on trade secrets and proprietary know-how that we seek to protect in part by confidentiality agreements with our employees, contractors, consultants, advisors and others. Despite the protective measures we employ, we still face the risk that:

●	these agreements may be breached;
●	these agreements may not provide adequate remedies for the applicable type of breach; or
●	our trade secrets or proprietary know-how will otherwise become known.

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

We have not received to date any claims of infringement by any third parties. However, as our drug candidates progress into clinical trials and commercialization, if at all, our public profile and that of our drug candidates may be raised and generate such claims. Defending against such claims, and occurrence of a judgment adverse to us, could result in unanticipated costs and may have a material adverse effect on our business and competitive position. If our products, methods, processes and other technologies infringe the proprietary rights of other parties, we may incur substantial costs and we may have to:

●	obtain licenses, which may not be available on commercially reasonable terms, if at all;
●	redesign our products or processes to avoid infringement;
●	stop using the subject matter claimed in the patents held by others, which could cause us to lose the use of one or more of our drug candidates;
●	defend litigation or administrative proceedings that may be costly whether we win or lose, and which could result in a substantial diversion of management resources; or
●	pay damages.

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

Our executive office and operations are located in the State of Israel. Accordingly, political, economic and military conditions in Israel directly affect our business. Since the State of Israel was established in 1948, a number of armed conflicts have occurred between Israel and its Arab neighbors. Any hostilities involving Israel or the interruption or curtailment of trade between Israel and its present trading partners, or a significant downturn in the economic or financial condition of Israel, could affect adversely our operations and product development. Although Israel has entered into various agreements with Egypt, Jordan and the Palestinian Authority, Israel periodically experiences an increase in unrest and terrorist activity. The establishment in 2006 of a government in the Gaza Strip by representatives of the Hamas militant group has created additional unrest and uncertainty in the region. Our facilities in northern Israel are in range of rockets that were fired from Lebanon into Israel during a 2006 war with the Hizbollah in Lebanon, and suffered minimal damages during one of the rocket attacks. Our insurance policies do not cover us for the damages incurred in connection with these conflicts or for any resulting disruption in our operations. The Israeli government, as a matter of law, provides coverage for the reinstatement value of direct damages that are caused by terrorist attacks or acts of war; however, the government may cease providing such coverage or the coverage might not be enough to cover potential damages. If our facilities are damaged as a result of hostile action, our operations may be materially adversely affected.

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

Many of our male employees in Israel, including members of senior management, are obligated to perform up to one month (in some cases more) of annual military reserve duty until they reach the age of 45 and, in the event of a military conflict, could be called to active duty. Our operations could be disrupted by the absence of a significant number of our employees related to military service or the absence for extended periods of military service of one or more of our key employees. A disruption may have a material adverse effect on our business, results of operations and financial condition.

Because a certain portion of our expenses is incurred in New Israeli Shekels, our results of operations may be seriously harmed by currency fluctuations and inflation.

We report our financial statements in U.S. dollars, our functional currency. Although most of our expenses are incurred in U.S. dollars, we pay a portion of our expenses in New Israeli Shekels, or NIS, and as a result, we are exposed to risk to the extent that the inflation rate in Israel exceeds the rate of devaluation of the NIS in relation to the U.S. dollar or if the timing of these devaluations lags behind inflation in Israel. In that event, the U.S. dollar cost of our operations in Israel will increase and our U.S. dollar-measured results of operations will be adversely affected. To the extent that the value of the NIS increases against the U.S. dollar, our expenses on a dollar cost basis increase. Our operations also could be adversely affected if we are unable to guard against currency fluctuations in the future. To date, we have not engaged in hedging transactions. In the future, we may enter into currency hedging transactions to decrease the risk of financial exposure from fluctuations in the exchange rate of the U.S dollar against the NIS. These measures, however, may not adequately protect us from material adverse effects.

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

These restrictions may impair our ability to sell our technology assets or to outsource manufacturing outside of Israel. The restrictions will continue to apply for a certain period of time even after we have repaid the full amount of royalties payable for the grants. For the years ended December 31, 2018, 2019 and 2020, we recorded grants totaling $2.2 million, $0.1 million and $0.1 million from NATI, respectively. The grants represent 6.2%, 0.2% and 0.2%, respectively, of our gross research and development expenditures for the years ended December 31, 2018, 2019 and 2020. If we fail to satisfy the conditions of the Research Law, we may be required to refund certain grants previously received together with interest and penalties, and may become subject to criminal charges, any of which could have a material adverse effect on our business, results of operations and financial condition.

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

Israeli courts might not enforce judgments rendered outside Israel which may make it difficult to collect on judgments rendered against us. Subject to certain time limitations, an Israeli court may declare a foreign civil judgment enforceable only if it finds that:

●	the judgment was rendered by a court which was, according to the laws of the state of the court, competent to render the judgment;
●	the judgment may no longer be appealed;
●	the obligation imposed by the judgment is enforceable according to the rules relating to the enforceability of judgments in Israel and the substance of the judgment is not contrary to public policy; and
●	the judgment is executory in the state in which it was given.

Even if these conditions are satisfied, an Israeli court will not enforce a foreign judgment if it was given in a state whose laws do not provide for the enforcement of judgments of Israeli courts (subject to exceptional cases) or if its enforcement is likely to prejudice the sovereignty or security of the State of Israel. An Israeli court also will not declare a foreign judgment enforceable if:

●	the judgment was obtained by fraud;
●	there is a finding of lack of due process;
●	the judgment was rendered by a court not competent to render it according to the laws of private international law in Israel;
●	the judgment is at variance with another judgment that was given in the same matter between the same parties and that is still valid; or

●	at the time the action was brought in the foreign court, a suit in the same matter and between the same parties was pending before a court or tribunal in Israel.

Risks Related to Investing in our Common Stock

The market price of our common stock may fluctuate significantly.

The market price of our common stock may fluctuate significantly in response to numerous factors, some of which are beyond our control, such as:

●	our sale of shares of our common stock under our ATM program, or market expectations that such sales are to be executed;
●	the timing of and any delays in anticipated marketing approvals for pegunigalsidase alfa;
●	the progress and results of our ongoing studies regarding pegunigalsidase alfa and our other product candidates;
●	announcements regarding partnerships or collaborations by us or our competitors;
●	restatements of historical financial results and changes in financial forecasts;
●	purchases of BioManguinhos alfataliglicerase in Brazil;
●	developments concerning intellectual property rights and regulatory approvals;
●	the announcement of new products or product enhancements by us or our competitors;
●	variations in our and our competitors’ results of operations;
●	changes in earnings estimates or recommendations by securities analysts;
●	developments in the biotechnology industry; and
●	general market conditions and other factors, including factors unrelated to our operating performance.

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

If our stockholders sell substantial amounts of our common stock, including shares of our common stock issuable upon conversion of our outstanding convertible notes or warrants, or if we sell a substantial amount of our common stock under our ATM program, the market price of our common stock could decrease significantly. The perception in the public market that our existing stockholders might sell shares of common stock could also depress the trading price of our common stock.

A substantial majority of our outstanding shares of our common stock are freely tradable without restriction or further registration under the federal securities laws. In addition, we may sell additional shares of our common stock in the future to raise capital. A substantial number of shares of our common stock are reserved for issuance upon the exercise of stock options, upon conversion of our outstanding convertible notes and upon the exercise of our outstanding warrants. At December 31, 2020, there were outstanding options to purchase common stock issued covering approximately 2.6 million shares of our common stock with a weighted average exercise price of approximately $5.30 per share. Also at December 31, 2020, there were approximately 1.5 million shares of common stock available for future for issuance in connection with future grants of incentives under our amended 2006 stock incentive plan, approximately 6.8 million shares of common stock reserved for issuance upon conversion of our outstanding 2021 Notes and approximately 17.4 million shares of common stock reserved for issuance upon the exercise of our outstanding warrants. The issuance and sale of substantial amounts of common stock, or the perception that such issuances and sales may occur, could adversely affect the market price of our common stock and impair our ability to raise capital through the sale of additional equity securities.

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

Item 1B.   Unresolved Staff Comments

None.

Item 2.      Properties

We maintain a United States corporate office in Hackensack, New Jersey. Our headquarters, including manufacturing facility, executive offices and others, are located in Carmiel, Israel. The facilities currently contain approximately 14,700 sq/ft of manufacturing space and 3,400 sq/ft for a pilot plant, 11,700 sq/ft for offsite warehouse space and approximately 39,100 sq/ft of laboratories, front warehouse and office space, and are leased at a rate of approximately $70,000 per month. In addition, we are entitled to use an additional 14,500 sq/ft in the same facility, which we intend to utilize in connection with an anticipated expansion of our manufacturing facilities. Our facilities are equipped with the requisite laboratory services required to conduct our business, and we believe that the existing facilities are adequate to meet our needs for the foreseeable future. Our original lease for the facility was in effect until 2016, at which time we extended the term until 2021. We retain two additional options to extend the term for a five-year period, for an aggregate of 10 additional years. Upon the exercise of each remaining option to extend the term of the lease, if any, the then current base rent will be increased by 10%.

Item 3.      Legal Proceedings

We are not involved in any material legal proceedings.

Item 4.      Mine Safety Disclosures

Not applicable.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NYSE American under the symbol “PLX.” Our common stock is also listed on the TASE under the symbol “PLX.” As of March 1, 2021, there were approximately 95 holders of record of our common stock. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.

Equity Compensation Plan Information

The following table provides information as of December 31, 2020 with respect to the shares of our common stock that may be issued under our existing equity compensation plan.

	A	B	C
Number of Securities Remaining
	Number of Securities		Available for Future Issuance
	to be Issued	Weighted Average	Under Equity Compensation Plans
	Upon Exercise of	Exercise Price of	(Excluding Securities Reflected in
Plan Category	Outstanding Options	Outstanding Options	Column A)
Equity Compensation Plans Approved by Stockholders	2,551,650	$5.30	1,493,626
Equity Compensation Plans Not Approved by Stockholders	—	—	—
Total	2,551,650	$5.30	1,493,626

Item 6.     Selected Financial Data

We have omitted this information in accordance with the elimination of Item 301 of Regulation S-K.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to help the reader understand our results of operations and financial condition. The MD&A is provided as a supplement to, and should be together with our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis, particularly with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. You should read “Risk Factors” in Item 1A of this Annual Report on Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

On February 17, 2021, we closed a public offering of our common stock raising gross proceeds of approximately $40.2 million at a price equal to $4.60 per share, before deducting the underwriting discount and estimated expenses of the offering. BofA Securities acted as book-running manager for the offering with Oppenheimer & Co. acting as co-manager.

Pegunigalsidase alfa (PRX-102), our proprietary plant cell culture expressed enzyme in development for the treatment of Fabry disease, is our most advanced product candidate. Our PRX-102 phase III clinical program of PRX-102 for the treatment of Fabry disease includes three separate studies: the BALANCE, BRIDGE and BRIGHT studies. The studies are designed to evaluate the potential superiority of PRX-102 over current therapies, demonstrate the potential for improved efficacy and better quality of life for patients with Fabry disease and demonstrate the safety of our drug/therapy. We are also evaluating the potential of a once-monthly treatment regimen with a higher dose of PRX-102. Enrollment has been completed in each of the BALANCE, BRIDGE and BRIGHT clinical studies. In December 2020, we, together with Chiesi, announced positive final results from the BRIDGE phase III open-label, single-arm, switchover study to assess the efficacy and safety of PRX-102 in Fabry patients previously treated with Replagal® (Takeda Shire), and in February 2021, we, together with Chiesi, announced positive topline results from the BRIGHT phase III 12-month, open-label, switch-over study designed to evaluate the safety, efficacy and pharmacokinetics of PRX-102 treatment, 2 mg/kg every four weeks, in up to 30 patients with Fabry disease previously treated with a commercially available ERT (agalsidase alfa – Replagal or agalsidase beta – Fabrazyme®). We anticipate announcing interim results from our BALANCE trial in the first half of 2021.

On August 11, 2020, we, together with Chiesi, announced that the FDA had accepted the BLA for PRX-102, which was filed under the Accelerated Approval Pathway, and granted Priority Review designation for PRX-102, for the proposed treatment of adult patients with Fabry disease. The FDA noted in its BLA filing communication letter that it is not currently planning to hold an advisory committee meeting to discuss the application. The FDA initially set an action date of January 27, 2021 under the PDUFA. However, as we previously announced in November 2020, the FDA subsequently extended the PDUFA action date to April 27, 2021. As we disclosed last year, the FDA advised us that it will have to inspect our manufacturing facility and the facility of a third party in Europe that performs fill and finish processes for PRX-102 as part of its review of the BLA to ensure cGMP compliance. Due to the FDA’s COVID-19-related FDA travel restrictions, the FDA has advised that it may be unable to conduct the inspections prior to the PDUFA action date. We, together with Chiesi, are addressing this issue.

Our partnership with Chiesi is based on two agreements. On October 19, 2017, Protalix Ltd. and Chiesi entered into Chiesi Ex-US Agreement and on July 23, 2018, Protalix Ltd. and Chiesi entered into the Chiesi US Agreement. Under each of the Chiesi Agreements, Chiesi made an upfront payment to Protalix Ltd. of $25.0 million in connection with the execution of each agreement. In addition, the Chiesi Ex-US Agreement provided for additional payments to Protalix Ltd. of up to $25.0 million in pegunigalsidase alfa development costs, capped at $10.0 million per year, and up to $320.0 million, in the aggregate, in regulatory and commercial milestone payments. The Chiesi US Agreement provided for additional payments to Protalix Ltd. of up to a maximum of $20.0 million to cover development costs for pegunigalsidase alfa, subject to a maximum of $7.5 million per year, and to receive additional payments of up to a maximum of $760.0 million, in the aggregate, in regulatory and commercial milestone payments. To date, Protalix Ltd. has received the complete amount of development costs to which it is entitled under the Chiesi Agreements.

Under the terms of both of the Chiesi Agreements, Protalix Ltd. is required to manufacture all of the pegunigalsidase alfa needed under the agreements, subject to certain exceptions, and Chiesi is required to purchase pegunigalsidase alfa from Protalix, subject to certain terms and conditions. Under the Chiesi Ex-US Agreement, Chiesi is required to make tiered payments of 15% to 35% of its net sales, depending on the amount of annual sales outside of the United States, as consideration for product supply. Under the Chiesi US Agreement, Chiesi is required to make tiered payments of 15% to 40% of its net sales, depending on the amount of annual sales in the United States, as consideration for product supply.

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

On June 18, 2013, we entered into the Brazil Agreement with Fiocruz, an arm of the Brazilian MoH, for BioManguinhos alfataliglicerase. As Fiocruz has not satisfied certain purchase commitments under the agreement, we and Fiocruz are currently discussing potential steps to maximize sales of BioManguinhos alfataliglicerase sales to the Brazilian MoH. We are continuing to supply BioManguinhos alfataliglicerase to Fiocruz, and patients continue to be treated with BioManguinhos alfataliglicerase in Brazil. We are discussing with Fiocruz potential actions that Fiocruz may take to comply with its purchase obligations and, based on such discussions, we will determine what we believe to be the course of action that is in our best interest.

In addition to PRX-102, our product pipeline currently includes, among other candidates:

1)alidornase alfa, or PRX-110, a proprietary plant cell recombinant human Deoxyribonuclease 1, or DNase, which is subject to an exclusive worldwide license agreement with SarcoMed for use in the treatment of any human respiratory disease or condition including, but not limited to, sarcoidosis, pulmonary fibrosis, and other related diseases via inhaled delivery;

2)PRX-115, our plant cell-expressed recombinant PEGylated uricase (urate Oxidase) – a chemically modified enzyme to treat refractory gout; and

3)PRX-119, our plant cell-expressed PEGylated recombinant human DNase I product candidate being designed to elongate half-life in the circulation for NETs-related diseases.

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

Revenues

Our primary sources of revenues include our sales of BioManguinhos alfataliglicerase in Brazil, of drug substance to Pfizer under our Amended Pfizer Agreement and of drug product to Chiesi under the Chiesi Agreements. We recognize revenue from the Amended Pfizer Agreement at a point in time when control over the product is transferred to customers (upon delivery).

We also generate revenues from the Chiesi agreements. According to Accounting Standards Codification 606, Revenue from Contracts with Customers, and all the related amendments, or ASC 606, a performance obligation is a promise to provide a distinct good or service or a series of distinct goods or services. Goods and services that are not distinct are bundled with other goods or services in the contract until a bundle of goods or services that is distinct is created. A good or service promised to a customer is distinct if the customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer and the entity’s promise to transfer the good or service to the customer is separately identifiable from other promises in the contract.

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

Research and Development Expense

We expect our research and development expense to remain our primary expense in the near future as we continue to develop our product candidates. Research and development expense consists of:

●	internal costs associated with research and development activities;
●	payments made to third party contract research organizations, investigative/clinical sites and consultants;
●	manufacturing development costs;
●	personnel-related expenses, including salaries, benefits, travel, and related costs for the personnel involved in research and development;
●	activities relating to the advancement of product candidates through preclinical studies and clinical trials; and
●	facilities and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities, as well as laboratory and other supplies.

The following table identifies our current major research and development projects:

Project	Status	Expected Near Term Milestones
PRX-102 – pegunigalsidase alfa	BRIDGE and BRIGHT studies complete; BALANCE study fully-enrolled and ongoing	PDUFA date of PRX-102 BLA submission is April 27, 2021; interim results from BALANCE study in the first half of 2021

PRX-110 – alidornase alfa	Out-licensed human respiratory indications for inhalation-based delivery to SarcoMed

PRX-115 – Uricase	Preclinical

PRX-119 – Long Acting DNase I	Preclinical

We anticipate incurring increasing costs in connection with the continued development of all of the product candidates in our pipeline. Our internal resources, employees and infrastructure are not tied to any individual research project and are typically deployed across all of our projects. We currently do not record and maintain research and development costs per project.

The costs and expenses of our projects are partially funded by grants we have received from NATI. Each grant is deducted from the related research and development expenses as the costs are incurred. For additional information regarding the grant process, see “Business—Israeli Government Programs— Encouragement of Industrial Research, Development and Technology Innovation, 1984” in Item 1 of this Annual Report. There can be no assurance that we will continue to receive grants from NATI in amounts sufficient for our operations, if at all. In addition, under the two Chiesi Agreements, Protalix Ltd. was entitled to payments of up to $45.0 million in the aggregate to cover development costs for pegunigalsidase alfa, capped at $17.5 million per year. To date, Protalix Ltd. has received the complete amount of development costs to which it is entitled under the Chiesi Agreements.

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

Share-Based Compensation

We measure share-based compensation cost for all share-based awards at the fair value on the grant date and recognition of share-based compensation over the related service period. The fair value of stock options is determined based on the number of shares granted and the price of our ordinary shares, and calculated based on the Black-Scholes valuation model. For grants made to employees we recognize the fair value of the grant as expense over the service period using the accelerated method while for grants made to consultants and other non-employees we recognize the expenses using the straight-line accounting method.

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

Convertible Notes

All outstanding convertible notes are accounted for using the guidance set forth in the Financial Accounting Standards Board, or FASB, Accounting Standards Codification 815 requiring that we determine whether the embedded conversion option must be separated and accounted for separately. ASC 470-20 regarding debt with conversion and other options requires the issuer of a convertible debt instrument that may be settled in cash upon conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate. We accounted for the 4.5% convertible notes, which we refer to as the 2018 Notes, as liability, on an aggregated basis, in their entirety.

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

During the year ended December 31, 2018, note holders converted $1.15 million aggregate principal amount of the 2021 Notes into a total of 153,742 shares of Common Stock and cash payments of approximately $15,887, in the aggregate. In addition, in June 2018, we exchanged $3.42 million aggregate principal amount of our outstanding 4.50% convertible promissory notes due 2018, which we refer to as the 2018 Notes, for 261,363 shares of common stock and approximately $2.23 million in cash and delivered the necessary funds under the indenture governing the 2018 Notes, which was $2.53 million. On September 15, 2018, the 2018 Notes matured and have been paid in full. There were no note conversions during the year ended December 31, 2020.

As of December 31, 2020, a total of $57.9 million aggregate principal amount of the 2021 Notes were outstanding. In addition, as of December 31, 2020, none of the 2018 Notes were outstanding.

Results of Operations

Year ended December 31, 2020 Compared to the Year Ended December 31, 2019

Revenues from Selling Goods

We recorded revenues of $16.2 million for the year ended December 31, 2020, an increase of $0.3 million, or 2%, compared to revenues of $15.9 million for the year ended December 31, 2019.

Revenues from License and R&D services

We recorded revenues from license and R&D services of $46.7 million for the year ended December 31, 2020, an increase of $7.9 million, or 20%, compared to revenues of $38.8 million for the year ended December 31, 2019. Revenues from license agreements represent the revenues we recognized in connection with the Chiesi Agreements. The increase is primarily due to revenues recognized in connection with an updated costs estimation throughout the trials until completion in the amount of $12.8 million which were partially offset due to lower costs incurred in the year ended December 31, 2020.

Cost of Goods Sold

Cost of goods sold was $10.9 million for the year ended December 31, 2020 and the year ended December 31, 2019.

Research and Development Expenses, Net

Research and development expenses, net were $38.2 million for the year ended December 31, 2020, a decrease of $6.4 million, or 14% from $44.6 million for the year ended December 31, 2019. The decrease is primarily due to the completion of two out of the three phase III clinical trials of PRX-102 and reduced costs related to the BALANCE Study as well as a decrease in costs related to manufacturing of our drug in development as some of the manufactured drug product and related costs have been recorded as inventory.

We expect research and development expenses to continue to be our primary expense as we enter into a more advanced stage of preclinical and clinical trials for certain of our product candidates.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $11.1 million for the year ended December 31, 2020, an increase of $1.2 million, or 12%, from $9.9 million for the year ended December 31, 2019. The increase resulted primarily from a $1.2 million increase in share-based compensation costs related to employees, an increase of $0.4 million in costs related to our compensation to members of our Board of Directors which was partially offset by a $0.2 million decrease in travel expenses and a $0.1 million decrease in rent and utilities.

Financial Expenses and Income, Net

Financial expense, net was $9.2 million for the year ended December 31, 2020, an increase of $1.6 million, or 21%, compared to financial expenses of $7.6 million for the year ended December 31, 2019. Financial expenses are comprised primarily of interest expense on our outstanding convertible notes equal to $4.3 million for the years ended December 31, 2020 and 2019. The increase resulted primarily from expenses related to our outstanding convertible notes equal to $1.3 million and an increase of $0.5 million in amortization of debt discount.

Year ended December 31, 2019 Compared to the Year Ended December 31, 2018

For a discussion of the year ended December 31, 2019 compared to the year ended December 31, 2018, see Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2019.

Liquidity and Capital Resources

Our sources of liquidity include our cash balances. At December 31, 2020, we had $38.5 million in cash and cash equivalents and short-term bank deposits. We have primarily financed our operations through equity and debt financings, business collaborations, and grant funding. During the year ended December 31, 2020, we received total proceeds of approximately $21.1 million from expense reimbursements in relation to our collaboration with Chiesi and, during the same period, we received or were entitled to receive total proceeds of approximately $18.2 million from sales of BioManguinhos alfataliglicerase to Fiocruz and sales of drug substance to Pfizer. In addition, during the year ended December 31, 2020, we raised gross proceeds equal to $43.7 million in a private placement and gross proceeds equal to $5.0 million from sales of common stock under our ATM program. Subsequently, from January through February 2021, we raised gross proceeds equal to approximately $8.8 million from sales of common stock under our ATM program and in February 2021 we raised gross proceeds of approximately $40.2 million from a public offering of our common stock.

Cash Flows

Net cash used in operations was $26.1 million for the year ended December 31, 2020. The net loss for the year ended December 31, 2020 of $6.5 million was further increased by a $26.2 million decrease in contracts liability and a $4.9 million increase in inventories, which was partially offset by an increase of $2.3 million in accounts payable and accruals, by $3.5 million amortization of debt issuance costs and debt discount, by a $3.1 million in share-based compensation and by a $2.1 million decrease in accounts receivable and other assets. Net cash used in investing activities for the year ended December 31, 2020 was $20.0 million and consisted primarily of an increase in bank deposits. On February 17, 2021, we closed a public offering of our common stock raising gross proceeds of approximately $40.2 million before deducting the underwriting discount and estimated expenses of the offering. In addition, to date, we have sold shares of our common stock under our ATM program for aggregate gross proceeds equal to $13.8 million.

Future Funding Requirements

We expect to continue to incur significant expenditures in the near future as we increase our research and developments efforts with respect to our product candidates. Our material cash needs for the next 24 months will include, among other expenses, (i) costs of preclinical and clinical trials, (ii) employee salaries, (iii) payments for rent and operation of our manufacturing facilities, (iv) fees to our consultants and legal advisors, patents and fees for service providers in connection with our research and development efforts and (v) payment of principal and interest on our outstanding convertible promissory notes and other debt. We believe that the funds currently available to us are sufficient to satisfy our capital needs for at least 12 months.

We may be required to raise additional capital in the future in order to develop and commercialize our product candidates and continue research and development activities. Our ability to raise capital, and the amounts of necessary capital, will depend on many other factors, including:

●	our efforts, combined with those of Chiesi, to commercialize PRX-102;
●	the progress and results of our clinical trials, particularly the PRX-102 BALANCE study;
●	our progress in commercializing BioManguinhos alfataliglicerase in Brazil;
●	the duration and cost of discovery and preclinical development and laboratory testing and clinical trials for our product candidates;
●	the timing and outcome of regulatory review of our product candidates; and
●	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims and other intellectual property rights.

We expect to finance our future cash needs through corporate collaborations, licensing or similar arrangements, public or private equity offerings and/or debt financings. We currently do not have any commitments for future external funding, except with respect to the development-related payments and milestone payments that may become payable under the Chiesi Agreements and under our agreement with SarcoMed. In addition, our ATM program provides us with a quick and efficient manner to raise capital through the sale of shares of our common stock. To date, we have the right to raise an additional $16.2 million of capital through sales of our common stock through the ATM program.

Effects of Currency Fluctuations

Currency fluctuations could affect us through increased or decreased acquisition costs for certain goods and services. We do not believe currency fluctuations have had a material effect on our results of operations during the years ended December 31, 2018, 2019 or 2020.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of December 31, 2019 and 2020.

Recently Issued Accounting Pronouncements

Certain recently issued accounting pronouncements are discussed in note 1r of the financial statements included in Item 8 of this Annual Report on Form 10-K.

Contractual Obligations

The following table summarizes our significant contractual obligations at December 31, 2020:

					More
		Less than			than 5
(U.S. dollars in thousands)	Total	1 year	1‑3 years	3‑5 years	years
Convertible notes - interest	$4,344	$4,344
Convertible notes - principal amount	$57,918	$57,918
Promissory note	$4,085	$4,085
Operating lease obligations	$1,585	$1,141	$444
Purchase obligations (1)	$4,461	$4,272	$189
Certain clinical contract	$5,301	$5,077	$224
Liability for employee rights upon retirement	$2,263				$2,263
Total	$79,957	$76,837	$857		$2,263

(1)	Represents open purchase orders issued to certain suppliers and other vendors mainly in connection with our research and development activities that were outstanding as of December 31, 2020.

The foregoing table does not include (i) annual license fees, which are immaterial, (ii) payments we may be required to make to certain of our licensors in the time periods set forth above upon the achievement of agreed-upon milestones and (iii) royalty payments payable by us to certain of our licensors in connection with the commercial sale of our product candidates, if any. If all of the contingencies with respect to milestone payments under our research and license agreements are met, the aggregate milestone payments payable would be approximately $4.9 million, and would be payable, if at all, as our projects progress over the course of a number of years. The royalty payments payable by our company in connection with sales of each of our product candidates, if any, shall not exceed low, single-digit percentages of net sales of the product.

Item 7A.         Quantitative and Qualitative Disclosures about Market Risk

Currency Exchange Risk

The currency of the primary economic environment in which our operations are conducted is the U.S. dollar. Most of our revenues and approximately 52% of our expenses and capital expenditures are incurred in dollars, and a significant source of our financing has been provided in U.S. dollars. Since the dollar is the functional currency, monetary items maintained in currencies other than the dollar are remeasured using the rate of exchange in effect at the balance sheet dates and non-monetary items are remeasured at historical exchange rates. Revenue and expense items are remeasured at the average rate of exchange in effect during the period in which they occur. Foreign currency translation gains or losses are recognized in the statement of operations.

Approximately 43% of our costs, including salaries, expenses and office expenses, are incurred in NIS. Inflation in Israel may have the effect of increasing the U.S. dollar cost of our operations in Israel. If the U.S. dollar declines in value in relation to the NIS, it will become more expensive for us to fund our operations in Israel. A revaluation of 1% of the NIS will affect our loss before tax by less than 1%. The exchange rate of the U.S. dollar to the NIS, based on exchange rates published by the Bank of Israel, was as follows:

	Year Ended December 31,
	2018	2019	2020
Average rate for period	3.595	3.565	3.442
Rate at period-end	3.748	3.456	3.215

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

Management assessed our internal control over financial reporting as of December 31, 2020, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and our overall control environment.

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

Attestation Report of Registered Public Accounting Firm

Not applicable.

Changes in internal controls

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15f and 15d-15f under the Exchange Act) that occurred during the quarter ended December 31, 2020 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.       Other Information

None.

PART III

Item 10.      Directors, Executive Officers and Corporate Governance

The information in our 2021 Proxy Statement regarding directors and executive officers appearing under the headings “Security Ownership of Certain Beneficial Owners and Management— Section 16(a) Beneficial Ownership Reporting Compliance” and “Election of Directors” is incorporated by reference in this section.

Item 11.       Executive Compensation

The information appearing in our 2021 Proxy Statement under the headings “Director Compensation,” “Compensation Discussion and Analysis,” “Report of the Compensation Committee,” and “Executive Compensation” is incorporated by reference in this section.

Item 12.       Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information appearing in our 2021 Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management” is incorporated by reference in this section.

Item 13.       Certain Relationships and Related Transactions, and Director Independence

The information appearing in our 2021 Proxy Statement under the headings “Election of Directors—Corporate Governance” and “—Certain Relationships and Related Transactions” is incorporated by reference in this section.

Item 14.        Principal Accountant Fees and Services

The information appearing in our 2021 Proxy Statement under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm” is incorporated by reference in this section.

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

3. Exhibits.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Date	Filed Herewith
3.1	Certificate of Incorporation of the Company	8-K	001-33357	3.1	April 1, 2016

3.2	Amendment to Certificate of Incorporation of the Company	Def 14A	001-33357	Appen. A	July 1, 2016

3.3	Second Amendment to Certificate of Incorporation of the Company	Def 14A	001-33357	Appen. A	October 17, 2018

3.4	Third Amendment to Certificate of Incorporation of the Company	8-K	001-33357	3.1	December 20, 2019

3.5	Bylaws of the Company	8-K	001-33357	3.2	October 17, 2018

4.1†	Form of Restricted Stock Agreement/Notice	8-K	001-33357	4.1	July 18, 2012

4.2	Indenture, dated as of December 7, 2016, between Protalix BioTherapeutics, Inc. the guarantors party thereto, The Bank of New York Mellon Trust Company, N.A., as trustee and Wilmington Savings Fund Society, FSB, as collateral agent	8-K	001-33357	4.1	December 7, 2016

4.3	Form of 7.50% Convertible Note due 2018 (Issued in Financing)	8-K	001-33357	4.2	December 7, 2016

4.4	Form of 7.50% Convertible Note due 2018 (Issued in Exchange)	8-K	001-33357	4.3	December 7, 2016

4.5	First Supplemental to Indenture, dated as of July 24, 2017, by and among Protalix BioTherapeutics, Inc., the guarantors party thereto, The Bank of New York Mellon Trust Company, N.A., as trustee, and Wilmington Savings Fund Society, FSB, as collateral agent	8-K	001-33357	4.2	July 25, 2017

4.6	Second Supplemental Indenture, dated as of November 27, 2017, by and among Protalix BioTherapeutics, Inc., the guarantors party hereto and The Bank of New York Mellon Trust Company, N.A., as trustee, registrar, paying agent and conversion agent	8-K	001-33357	4.1	December 1, 2017

4.7	Description of Capital Stock	10-K	001-33357	4.7	March 12, 2020

4.8	Form of Warrant	8-K	001-33357	4.1	March 12, 2020

4.9†	Form of Stock Option Agreement (Executives)	10-Q	001-33357	4.8	August 10, 2020

4.10	Form of Stock Option Agreement (Standard)	10-Q	001-33357	4.9	August 10, 2020

10.1	Lease Agreement between Protalix Ltd. and Angel Science Park (99) Ltd., dated as of October 28, 2003 as amended on April 18, 2005	8-K	001-33357	10.9	January 8, 2007

10.2	Unprotected Lease Agreement	10-K	001-33357	10.21	March 17, 2008

10.3††	Amended and Restated Agreement between Protalix Ltd. and Comercio e Serviços Ltda. dated June 17, 2013	10-Q	001-33357	10.1	May 8, 2014

10.4††	Technology Transfer and Supply Agreement made as of June 18, 2013 by and between Protalix Ltd. and Fundação Oswaldo Cruz	10-Q	001-33357	10.3	May 8, 2014

10.5††	Amended and Restated Exclusive License and Supply Agreement by and between Pfizer Inc. and Protalix Ltd., dated October 12, 2015	10-Q/A	001-33357	10.1	December 11, 2015

10.6	Form of Note Purchase Agreement, dated of December 1, 2016 among	8-K	001-33357	10.1	December 7, 2016

	Protalix BioTherapeutics, Inc. and the Purchasers

10.7	Form of Exchange Agreement, dated of December 1, 2016 among Protalix BioTherapeutics, Inc. and the Existing Holders	8-K	001-33357	10.2	December 7, 2016

10.8	Form of U.S. Security Agreement, dated of December 7, 2016 among Protalix BioTherapeutics, Inc., the guarantors party thereto and Wilmington Savings Fund Society, FSB, as collateral agent	8-K	001-33357	10.3	December 7, 2016

10.9	Form of Security Agreement/Debenture, dated of December 7, 2016 between Protalix BioTherapeutics, Inc. and Altshuler Shaham Trusts Ltd., as security trustee	8-K	001-33357	10.4	December 7, 2016

10.10††	Exclusive License and Supply Agreement dated as of October 17, 2017, made by and between Protalix Ltd. and Chiesi Farmaceutici S.p.A.	10-K	001-33357	10.16	March 6, 2018

10.11††	Exclusive U.S. License and Supply Agreement dated as of July 23, 2018, made by and between Protalix Ltd. and Chiesi Farmaceutici S.p.A.	10-Q	001-33357	10.1	November 7, 2018

10.12†	Employment Agreement made effective as of May 20, 2019, by and between Protalix Ltd. and Mr. Dror Bashan	8-K	001-33357	10.1	May 21, 2019

10.13†	Employment Agreement made effective as of July 28, 2019, by and between Protalix Ltd. and Mr. Eyal Rubin	8-K	001-33357	10.1	July 29, 2019

10.14	Form of Securities Purchase Agreement	8-K	001-33357	10.1	March 12, 2020

10.15†	Amended and Restated Pro BioTherapeutics, Inc. 2006 Stock Incentive Plan	10-Q	001-33357	10.1	August 10, 2020

10.16†	Employment Agreement with Yael Hayon, Ph.D. dated June 7, 2020	8-K	001-33357	10.1	June 8, 2020

10.17†	Amended and Restated Employment Agreement with Einat Brill Almon, Ph.D., dated June 7, 2020	8-K	001-33357	10.1	June 8, 2020

10.18	ATM Equity OfferingSM Sales Agreement, dated October 1, 2020, between the Company and BofA Securities, Inc.	8-K	001-33357	1.1	October 1, 2020

21.1	Subsidiaries	10-K	001-33357	21.1	February 26, 2010

23.1	Consent of Kesselman & Kesselman, Certified Public Accountants (Isr.), A member of PricewaterhouseCoopers International Limited, independent registered public accounting firm for the Registrant					X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Certification of Chief Executive Officer					X

32.2	18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Certification of Chief Financial Officer					X

101.INS	XBRL INSTANCE DOCUMENT - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	XBRL SHEMA FILE					X

101.CAL	XBRL CALCULATION FILE					X

101.DEF	XBRL DEFINITION FILE					X

101.LAB	XBRL LABEL FILE					X

101.PRE	XBRL PRESENTATION FILE					X

104	Cover Page Interactive Data File - formatted in Inline XBRL and included as Exhibit 101					X

†     Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

††   Portions of this exhibit were omitted and have been filed separately with the Secretary of the Securities and Exchange Commission pursuant to the Registrant’s application requesting confidential treatment under Rule 24b-2 of the Exchange Act.

Item 16.      Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of March 30, 2021.

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

Signature	Title	Date

/s/ Dror Bashan	President, Chief Executive Officer	March 30, 2021
Dror Bashan	(Principal Executive Officer) and Director

/s/ Eyal Rubin	Chief Financial Officer, Treasurer and	March 30, 2021
Eyal Rubin	Secretary (Principal Financial
and Accounting Officer)

/s/ Zeev Bronfeld	Chairman of the Board	March 30, 2021
Zeev Bronfeld

/s/ Amos Bar Shalev	Director	March 30, 2021
Amos Bar Shalev

/s/ Pol F. Boudes	Director	March 30, 2021
Pol F. Boudes, M.D.

/s/ David Granot	Director	March 30, 2021
David Granot

/s/ Gwen A. Melincoff	Director	March 30, 2021
Gwen A. Melincoff

/s/ Aharon Schwartz	Director	March 30, 2021
Aharon Schwartz, Ph.D.

PROTALIX BIOTHERAPEUTICS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Protalix Biotherapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Protalix BioTherapeutics, Inc. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, changes in capital deficiency and cash flows for each of the three years in the period ended December 31, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 1q to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition - Estimated Costs to Complete License and Research and Development ("R&D") Services Performance Obligation

As discussed in Notes 2 and 8 to the consolidated financial statements, $46.7 million of the Company’s total revenues for the year ended December 31, 2020 was generated from license and R&D services. For the Company’s license and R&D services, control transfers over time; accordingly, management recognizes revenue based on the extent of progress in each period towards completion of the performance obligation. The selection of the measure of progress towards completion requires management judgment and is based on the nature of the products or services to be provided. As disclosed by management, the Company uses the cost-to-cost method to measure progress for its contracts because management believes that measure best depicts the transfer of control to the customer, which occurs as the Company incurs costs on the contracts.

Under the cost-to-cost method, the extent of progress towards completion is based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation, which includes both the actual costs already incurred and the estimated costs to complete. Revenues are recognized proportionately as costs are incurred. Due to the nature of the work required to be performed on the performance obligation, management’s estimation of costs at completion is complex and requires significant judgment. Management has disclosed that there are many factors that can affect the accuracy of cost estimates, including, but not limited to, the availability and costs of labor and materials resources, and productivity.

The principal considerations for our determination that performing procedures relating to revenue recognition – estimated costs to complete license and R&D services performance obligation is a critical audit matter are the significant judgment by management when developing the estimated costs to complete the performance obligation. This in turn led to significant auditor judgment, subjectivity and effort in performing procedures to evaluate management's estimate of the costs to complete the performance obligation.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, evaluating and testing management’s process for determining the estimate of costs at completion, which included evaluating the reasonableness of significant assumptions, including the estimated expected labor costs used by management and considering the factors that can affect the accuracy of those estimates. Evaluating the reasonableness of significant assumptions used involved assessing management’s ability to reasonably estimate costs to complete the performance obligation by (i) performing a comparison of the originally estimated costs and actual costs incurred on similar completed contracts; (ii) evaluating the timely identification of circumstances that may warrant a modification to the estimated costs to complete, including actual costs in excess of estimates; and (iii) testing management’s process for evaluating the Company’s ability to properly execute the work plan and design phases consistent with customer expectations for completing the performance obligation.

/s/ Kesselman & Kesselman

Certified Public Accountants (Isr.)

A member of PricewaterhouseCoopers International Limited

Tel Aviv, Israel

 March 30, 2021

We have served as the Company’s auditor since 2000.

PROTALIX BIOTHERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands)

	December 31,
	2019	2020
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$17,792	$18,265
Short-term bank deposits	-	20,280
Accounts receivable – Trade	4,700	2,000
Other assets	1,832	2,096
Inventories	8,155	13,082
Total current assets	$32,479	$55,723

NON-CURRENT ASSETS:
Funds in respect of employee rights upon retirement	$1,963	$1,799
Property and equipment, net	5,273	4,845
Operating lease right of use assets	5,677	5,567
Total assets	$45,392	$67,934

LIABILITIES NET OF CAPITAL DEFICIENCY

CURRENT LIABILITIES:
Accounts payable and accruals:
Trade	$6,495	$7,221
Other	11,905	13,926
Operating lease liabilities	1,139	1,420
Contracts liability	16,335	5,394
Convertible notes	-	54,427
Promissory note	4,301	4,086
Total current liabilities	$40,175	$86,474

LONG TERM LIABILITIES:
Convertible notes	$50,957	-
Contracts liability	16,980	$1,716
Liability for employee rights upon retirement	2,565	2,263
Operating lease liabilities	4,528	4,467
Other long term liabilities	509	51
Total long term liabilities	$75,539	$8,497
Total liabilities	$115,714	$94,971

COMMITMENTS

CAPITAL DEFICIENCY
Common Stock, $0.001 par value: Authorized - as of December 31, 2019 and 2020, 120,000,000 shares; issued and outstanding - as of December 31, 2019 and 2020, 14,838,213 and 34,765,280 shares, respectively	15	35
Additional paid-in capital	270,492	320,280
Accumulated deficit	(340,829)	(347,352)
Total capital deficiency	(70,322)	(27,037)
Total liabilities net of capital deficiency	$45,392	$67,934

The accompanying notes are an integral part of the consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(U.S. dollars in thousands, except share and per share amounts)

	Year Ended December 31,
	2018	2019	2020
REVENUES FROM SELLING GOODS	$8,978	$15,866	$16,236
REVENUES FROM LICENSE AND R&D SERVICES	25,262	38,827	46,662
TOTAL REVENUE	34,240	54,693	62,898
COST OF GOODS SOLD	(9,302)	(10,895)	(10,873)
RESEARCH AND DEVELOPMENT EXPENSES, NET (1)	(33,330)	(44,616)	(38,167)
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(10,916)	(9,899)	(11,148)
OPERATING INCOME (LOSS)	(19,308)	(10,717)	2,710
FINANCIAL EXPENSES	(7,685)	(7,966)	(9,671)
FINANCIAL INCOME	536	407	438
FINANCIAL EXPENSES - NET	(7,149)	(7,559)	(9,233)
NET LOSS FOR THE YEAR	$(26,457)	$(18,276)	$(6,523)
NET LOSS PER SHARE OF COMMON STOCK-BASIC AND DILUTED	$(1.80)	$(1.23)	$(0.22)
WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK	14,713,518	14,838,213	29,148,047
USED IN COMPUTING LOSS PER SHARE – BASIC AND DILUTED
(1)Includes deductible grants	$2,204	$77	$75

The accompanying notes are an integral part of the consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL DEFICIENCY

(U.S. dollars in thousands)

			Additional
	Common	Common	Paid–In	Accumulated
	Stock	Stock	Capital	Deficit	Total
	Number of
	Shares	Amount
Balance at January 1, 2018	14,372,880	$14	$266,625	$(296,096)	$(29,457)
Changes during 2018:
Share-based compensation related to stock options			498		498
Share-based compensation related to restricted stock award	2,990	*	16		16
Convertible note conversions	200,997	*	1,369		1,369
Convertible note payment	261,346	1	1,149		1,150
Net loss				(26,457)	(26,457)
Balance at December 31, 2018	14,838,213	$15	$269,657	$(322,553)	$(52,881)
Changes during 2019:
Share-based compensation related to stock options			835		835
Net loss				(18,276)	(18,276)
Balance at December 31, 2019	14,838,213	$15	$270,492	$(340,829)	$(70,322)
Changes during 2020:
Issuance of common stock and warrants, net	17,604,423	18	41,325		41,343
Issuance of common stock under the Sales Agreement, net	1,428,571	1	4,866		4,867
Share-based compensation related to stock options			2,264		2,264
Share-based compensation related to restricted stock award	694,073	1	861		862
Exercise of warrants	200,000	*	472		472
Net loss				(6,523)	(6,523)
Balance at December 31, 2020	34,765,280	$35	$320,280	$(347,352)	$(27,037)

*	Represents an amount less than $1.

The accompanying notes are an integral part of the consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

	Year Ended December 31,
	2018	2019	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(26,457)	$(18,276)	$(6,523)
Adjustments required to reconcile net loss to net cash used in operating activities:
Share based compensation	514	835	3,126
Depreciation	1,671	1,617	1,302
Financial expenses, net (mainly exchange differences)	20	378	171
Changes in accrued liability for employee rights upon retirement	(18)	(10)	(494)
Gain on amounts funded in respect of employee rights upon retirement	(46)	(58)	(28)
Net loss in connection with conversions of convertible notes	213
Amortization of debt issuance costs and debt discount	2,602	2,991	3,470
Issuance of shares for interest payment in connection with conversions of convertible notes	234
Changes in operating assets and liabilities:
Increase (decrease) in contracts liability (including non-current portion)	17,880	(9,580)	(26,205)
Decrease (increase) in accounts receivable and other assets	(3,099)	188	2,091
Changes in right of use assets	—	(110)	95
Decrease (increase) in inventories	(736)	414	(4,927)
Increase (decrease) in accounts payable and accruals	(761)	2,735	2,274
Increase (decrease) in other long term liabilities	241	(482)	(458)
Net cash used in operating activities	$(7,742)	$(19,358)	$(26,106)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in bank deposits			$(20,000)
Purchase of property and equipment	$(686)	$(627)	(655)
Decrease (increase) in restricted deposit	62	(259)	384
Amounts funded in respect of employee rights upon retirement, net	33	3	319
Net cash used in investing activities	$(591)	$(883)	$(19,952)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net payment for convertible notes	$(4,752)
Payment for promissory note			$(215)
Proceeds from issuance of common stock and warrants, net			41,343
Proceeds from issuance of common stock under the Sales Agreement, net			4,867
Exercise of warrants			472
Net cash (used in) provided by financing activities	$(4,752)		$46,467
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	$(270)	$225	$64
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(13,355)	(20,016)	473
BALANCE OF CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	51,163	37,808	17,792
BALANCE OF CASH AND CASH EQUIVALENTS AT END OF YEAR	$37,808	$17,792	$18,265

The accompanying notes are an integral part of the consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(U.S. dollars in thousands)

	Year Ended December 31,
	2018	2019	2020
SUPPLEMENTARY INFORMATION ON INVESTING AND FINANCING ACTIVITIES NOT INVOLVING CASH FLOWS:
Purchase of property and equipment	$225	$98	$317
Convertible note conversions	$2,285
Right of use assets obtained in exchange for new operating lease liabilities		$388	$632

SUPPLEMENTARY DISCLOSURE ON CASH FLOWS
Interest paid	$4,585	$4,344	$4,344
Interest received	$395	$407	$438

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

The most advanced investigational drug in the Company’s product pipeline is pegunigalsidase alfa, or PRX-102, a therapeutic protein candidate for the treatment of Fabry disease, a rare, genetic lysosomal disorder. A BLA for PRX-102 for the treatment of adult patients with Fabry disease was submitted to the U.S. Food and Drug Administration (the “FDA”) on May 27, 2020 under the FDA’s Accelerated Approval pathway. On August 11, 2020, the Company, together with its development and commercialization partner for PRX-102, Chiesi Farmaceutici S.p.A. (“Chiesi”), announced that the FDA had accepted the BLA and granted Priority Review designation for PRX-102 for the proposed treatment of adult patients with Fabry disease. The FDA also indicated in the BLA filing communication letter that it is not currently planning to hold an advisory committee meeting to discuss the application. Currently, the action date for the BLA under the Prescription Drug User Fee Act (PDUFA) is April 27, 2021.

In addition to PRX-102, the Company’s product pipeline currently includes, among other candidates:

(1)	alidornase alfa, or PRX-110, a proprietary plant cell recombinant human Deoxyribonuclease 1, or DNase, which is subject to an exclusive worldwide license agreement with SarcoMed USA, Inc. (“SarcoMed”) for use in the treatment of any human respiratory disease or condition including, but not limited to, sarcoidosis, pulmonary fibrosis, and other related diseases via inhaled delivery;
(2)	PRX-115, the Company’s plant cell-expressed recombinant PEGylated Uricase (Urate Oxidase) – a chemically modified enzyme to treat refractory gout; and
(3)	PRX-119, the Company’s plant cell-expressed PEGylated recombinant human DNase I product candidate being designed to elongate half-life in the circulation for NETs-related diseases.

Obtaining marketing approval with respect to any product candidate in any country is dependent on the Company’s ability to implement the necessary regulatory steps required to obtain such approvals. The Company cannot reasonably predict the outcome of these activities.

On February 17, 2021, the Company closed a public offering of its common stock, par value $0.001 per share (the “Common Stock”), raising gross proceeds of approximately $40.2 million at a price equal to $4.60 per share, before deducting the underwriting discount and estimated expenses of the offering. BofA Securities acted as book-running manager for the offering with Oppenheimer & Co. acting as co-manager.

On October 1, 2020, the Company entered into an ATM Equity OfferingSM Sales Agreement (the “Sales Agreement”) with BofA Securities, Inc., as the Company’s sales agent (the “Agent”). Pursuant to the terms of the Sales Agreement, the Company may sell from time to time through the Agent shares of Common Stock having an aggregate offering price of up to $30 million (the “ATM Shares”). As of December 31,

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2020, the Company sold 1,428,571 ATM Shares for gross proceeds of $5 million. During 2021 to date, the Company sold 1,867,552 ATM Shares for gross proceeds of $8.8 million.

On March 18, 2020, the Company completed a private placement of its common stock and warrants. In connection with the offering, the Company issued 17,604,423 unregistered shares of Common Stock at a purchase price per share of $2.485 and warrants to purchase an additional 17,604,423 shares of Common Stock at an exercise price of $2.36 per share. The warrants were exercisable commencing six months following their issuance for a period of five years from the date of issuance. For accounting purposes, the warrants are classified as equity considering the warrants’ terms. The net proceeds generated from the private placement were approximately $41.3 million, after deducting advisory fees and other estimated offering expenses.

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

Under each of the Chiesi Ex-US Agreement and the Chiesi US Agreement (collectively, the “Chiesi Agreements”), Chiesi made an upfront payment to Protalix Ltd. of $25.0 million in connection with the execution of each agreement. In addition, under the Chiesi Ex-US Agreement, Protalix Ltd. is entitled to additional payments of up to $25.0 million in pegunigalsidase alfa development costs, and to receive additional payments of up to $320.0 million, in the aggregate, in regulatory and commercial milestone payments. Under the Chiesi US Agreement, Protalix Ltd. is entitled to payments of up to a maximum of $20.0 million to cover development costs for pegunigalsidase alfa, and to receive additional payments of up to a maximum of $760.0 million, in the aggregate, in regulatory and commercial milestone payments. To date, Protalix Ltd. has received the complete amount of development costs to which it is entitled under the Chiesi Agreements.

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

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

time, continuing to supply BioManguinhos alfataliglicerase to Fiocruz under the Brazil Agreement, and patients continue to be treated with BioManguinhos alfataliglicerase in Brazil.

COVID-19, which was declared by the World Health Organization to be a global pandemic on March 11, 2020, has had numerous adverse effects on the global economy. To date, the Company's clinical trials have not been adversely affected by COVID-19, although certain practices the Company has adopted in its offices and facilities in an effort to promote social distancing have resulted in minor delays in the performance of administrative activities outside of the clinical programs. We continue to face uncertainty as to the degree and duration of that impact going forward. The Company does not know the length of time that the pandemic and related disruptions will continue, the impact of governmental regulations or easement of regulations in response to the strengthening or weakening of the pandemic, or the degree of overall potentially permanent changes in consumer behavior that may be caused by the pandemic.

The Company believes that its cash and cash equivalents and bank deposits as of December 31, 2020 combined with the cash the Company raised from the public offering performed in February 2021 and from the sale of ATM Shares subsequent to December 31, 2020 (collectively “Available Funds”) are sufficient to satisfy the Company’s capital needs for at least 12 months from the date that these financial statements are issued. The Company expects that the Available Funds will be sufficient to satisfy the full payment of the principal amount of the Company’s outstanding 7.5% convertible secured promissory notes due November 15, 2021 (the “2021 Notes”), equal to $57.9 million, unless the notes are refinanced, restructured or converted before that date.

b.    Basis of presentation

The Company’s financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”).

c.    Use of estimates in the preparation of financial statements

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates. As applicable to these consolidated financial statements, the most significant estimates relate to revenue recognition.

The severity, magnitude and duration, as well as the economic consequences, of the COVID-19 pandemic, are uncertain, rapidly changing and difficult to predict. As a result, the accounting estimates and assumptions may change over time in response to COVID-19.

d.    Functional currency

The dollar is the currency of the primary economic environment in which the operations of the Company and its Subsidiaries are conducted. The Company’s revenues are derived in dollars. Most of the Company’s expenses and capital expenditures are incurred in dollars, and the major source of the Company’s financing has been provided in dollars.

Transactions and balances originally denominated in dollars are presented at their original amounts. Balances in non-dollar currencies are translated into dollars using historical and current exchange rates for non-monetary and monetary balances, respectively. For non-dollar transactions and other items (stated below) reflected in the statements of operations, the following exchange rates are used: (i) for transactions – exchange rates at the transaction dates or average rates; and (ii) for other items (derived from non-monetary balance sheet items such as depreciation and amortization, etc.) – historical exchange rates. Currency translation gains and losses are recorded as financial income or expenses, as appropriate.

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

f.    Accounts Receivables

The Company’s accounts receivables accounting policy until December 31, 2019, prior to the adoption of the new CECL standard

Accounts receivables are stated at their net realizable value. The allowance against gross accounts receivables reflects the best estimate of losses inherent in the receivables portfolio determined on the basis of historical experience, specific allowances for known troubled accounts and other currently available information. An allowance for doubtful debts is reflected in net accounts receivables. Accounts receivables are written-off after all reasonable means to collect the full amount have been exhausted.

The Company’s accounts receivables accounting policy from January 1, 2020, following the adoption of the new CECL standard

Accounts receivable have been reduced by an allowance for doubtful accounts. The Company maintains the allowance for estimated losses resulting from the inability of the Company’s customers to make required payments. The allowance represents the current estimate of lifetime expected credit losses over the remaining duration of existing accounts receivable considering current market conditions and supportable forecasts when appropriate. The estimate is a result of the Company’s ongoing evaluation of collectability, customer creditworthiness, historical levels of credit losses, and future expectations.

No write-off activity and recoveries for the periods presented were recognized.

g.    Inventories

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

h.    Property and equipment

1.    Property and equipment are stated at cost, net of accumulated depreciation and amortization.

2.    The Company’s assets are depreciated by the straight-line method on the basis of their estimated useful lives as follows:

Years
Laboratory equipment	5
Furniture	10-15
Computer equipment	3

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Leasehold improvements are amortized by the straight-line method over the shorter of (i) the expected lease term and (ii) the estimated useful life of the improvements.

i.    Impairment in value of long-lived assets

The Company tests long-lived assets for impairment if an indication of impairment exists. If the sum of expected future cash flows of definite life assets (undiscounted and without interest charges) is less than the carrying amount of such assets, the Company recognizes an impairment loss, and writes down the assets to their estimated fair values.

j.    Income taxes

1.    Deferred income taxes

Deferred taxes are determined utilizing the assets and liabilities method based on the estimated future tax effects of the differences between the financial accounting and tax bases of assets and liabilities under the applicable tax laws. Deferred tax balances are computed using the tax rates expected to be in effect when those differences reverse. A valuation allowance in respect of deferred tax assets is provided if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company has provided a full valuation allowance with respect to its deferred tax assets. The Company used statutory tax rates of 26% and 23%.

2.    Uncertainty in income taxes

Tax benefits recognized in the financial statements are those that the Company’s management deems at least more likely than not to be sustained, based on technical merits. The amount of benefits recorded for these tax benefits is measured as the largest benefit the Company’s management deems more likely than not to be sustained.

k.    Revenue Recognition

The Company accounts for revenue pursuant to Accounting Standards Codification, Topic 606, Revenue from Contracts with Customers (“ASC 606”). Under ASC 606, a contract with a customer exists only when: the parties to the contract have approved it and are committed to perform their respective obligations, the Company can identify each party’s rights regarding the distinct goods or services to be transferred (“performance obligations”), the Company can determine the transaction price for the goods or services to be transferred, the contract has commercial substance and it is probable that the Company will collect the consideration to which it will be entitled in exchange for the goods or services that will be transferred to the customer.

Revenues are recorded in the amount of consideration to which the Company expects to be entitled in exchange for performance obligations upon transfer of control to the customer.

1.    Revenues from selling products

The Company recognizes revenues from selling goods at a point in time when control over the product is transferred to customers (upon delivery).

2.    Revenues from Chiesi Agreements

The Company has identified two performance obligations in the Chiesi agreements as follows: (1) the license and research and development services and (2) contingent performance obligation regarding future manufacturing.

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

l.    Research and development costs

Research and development costs are expensed as incurred and consist primarily of personnel, subcontractors and consultants (mainly in connection with clinical trials), facilities, equipment and supplies for research and development activities. Grants received by the Israeli Subsidiary from the National Authority for Technological Innovation (“NATI”) are recognized when the grant becomes receivable, provided there is reasonable assurance that the Company or the Subsidiaries will comply with the conditions attached to the grant and there is reasonable assurance the grant will be received. The grant is deducted from the research and development expenses as the applicable costs are incurred. In connection with purchases of assets, amounts assigned to intangible assets to be used in a particular research and development project that have no alternative future use are charged to research and development costs at the purchase date. Cost of research and development services are included in research and development expenses.

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

m.    Concentration of credit risks and trade receivable

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of bank deposits. The Company’s deposits are instruments with highly rated financial institutions, mainly in Israeli banks, and, as a matter of policy, limits the amounts of credit exposure to any one financial institution. The Company has not experienced any credit losses in these accounts and does not believe it is exposed to any significant credit risk on these instruments. The Company’s trade receivables represent amounts to be received from its customers. The Company does not require its customers to post collateral with respect to receivables.

n.    Share-based compensation

The Company accounts for share-based payment awards classified as equity awards, including stock-based option awards and restricted stock units, using the grant-date fair value method. The fair value of share-based payment transactions is recognized as an expense over the requisite service period.

The Company calculates the fair value of stock-based option awards on the date of grant using the Black-Scholes option pricing model. This option pricing model requires estimates as to the option’s expected term and the price volatility of the underlying stock.

The Company measures compensation expense for the restricted stock units based on the market value of the underlying stock at the date of grant.

The Company elected to recognize compensation cost for awards to employees with only service conditions that has a graded vesting schedule using the accelerated method based on the multiple-option award approach. Options granted to consultants and other service providers are recognized over the related service period using the straight-line method.

The Company elects to account for forfeitures as they occur.

o.    Net loss per share

Basic and diluted loss per share (“LPS”) are computed by dividing net loss by the weighted average number of shares of the Company’s Common Stock, par value $0.001 per share (the “Common Stock”) outstanding for each period. The calculation of diluted LPS does not include approximately 7,458,380, 7,838,120 and 22,850,682 shares of Common Stock underlying outstanding options, warrants and convertible notes for the fiscal years ended December 31, 2018, 2019 and 2020, respectively, because the effect would be anti-dilutive. The computation of basic and diluted net loss per common share was adjusted retroactively for all periods presented to reflect the Company’s reverse stock split. See also note 9(b).

p.    Convertible notes

The outstanding convertible notes are accounted for using the guidance set forth in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 815 requiring that the Company determine whether the embedded conversion option must be separated and accounted for separately. ASC 470-20 regarding debt with conversion and other options requires the issuer of a convertible debt instrument that may be settled in cash upon conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The Company accounted for the 2018 Notes (as defined in note 10a) as a liability, on an aggregated basis, in their entirety. The 2021 Notes were accounted for partially as liability and equity components of the instrument and partially as a debt host contract with an embedded derivative resulting from the conversion feature. During the year ended December 31, 2017, the embedded derivative was reclassified to additional paid in capital.

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Issuance costs regarding the issuance of the 2021 Notes are amortized using the effective interest rate. The debt discount and debt issuance costs regarding the issuance of the 2018 Notes were deferred and amortized over the 2018 Notes period (5 years).

As of December 31, 2020, a total of $57.9 million aggregate principal amount of the 2021 Notes were outstanding. In addition, as of December 31, 2020, none of the 2018 Notes were outstanding.

q.    Leases

The Company’s lease accounting policy until December 31, 2018, prior to the adoption of the new lease standard

The Company leases real estate and automobiles for use in its operations, which are classified as operating leases. Rental expense for the year ended December 31, 2018 was $1.4 million.

The Company’s lease accounting policy from January 1, 2019, following the adoption of the new lease standard

The Company adopted the new lease accounting guidance on January 1, 2019, using a modified retrospective transition approach, with certain practical expedients, and as a result did not adjust prior periods. The Company recognized right-of-use assets of $5.7 million and $5.6 million and lease liabilities of $5.7 million and $5.9 million for its operating leases as of December 31, 2019 and 2020, respectively. The Company does not have any finance leases.

Leases are classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the statement of operations. The Company determines if an arrangement is a lease at inception. Lease classification is governed by five criteria in ASC 842-10-25-2. If any of these five criteria is met, the Company classifies the lease as a finance lease. Otherwise, the Company classifies the lease as an operating lease.

Operating leases are included in operating lease right-of-use (“ROU”) assets and operating lease liabilities in the consolidated balance sheets.

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating and finance lease ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. The Company uses its incremental borrowing rate based on the information available at the commencement date to determine the present value of the lease payments. The Company’s incremental average borrowing rate at the adoption of the standard was 12.58%.

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

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Lease terms include options to extend or terminate the lease when it is reasonably certain that the Company will either exercise or not exercise the option to renew or terminate the lease. The Company recognizes lease expenses over the lease term on a straight-line basis.

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

r.    Recently adopted standards

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13 “Financial Instruments - Credit Losses - Measurement of Credit Losses on Financial Instruments.” This guidance replaces the current incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. Upon adoption of the standard, there was no immediate impact to the Company’s financial position, results of operations or cash flows. On an ongoing basis, the Company will contemplate forward-looking economic conditions in recording lifetime expected credit losses for the Company’s financial assets measured at cost, such as the Company’s trade receivables.

In November 2018, the FASB issued ASU 2018-18 “Collaborative Arrangements (Topic 808) - Clarifying the interaction between Topic 808 and Topic 606.” The amendments provide guidance on whether certain transactions between collaborative arrangement participants should be accounted for as revenue under ASC 606. It also specifically (i) addresses when the participant should be considered a customer in the context of a unit of account, (ii) adds unit-of-account guidance in ASC 808 to align with guidance in ASC 606 and (iii) precludes presenting revenue from a collaborative arrangement together with revenue recognized under ASC 606 if the collaborative arrangement participant is not a customer. The Company adopted the provisions of this update as of January 1, 2020 with no material impact on its consolidated financial statements.

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

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Promissory note – as of the date of the amendment, the Company owed Pfizer $4.3 million as a result of the accumulated losses incurred by the Collaboration Operation. Following the new agreements, the Company committed to pay Pfizer the principal sum of the debt at the earlier of (a) November 12, 2020 and (b) the date upon which it becomes due pursuant to any event of default, as defined. In September 2020, the Company amended the outstanding $4.3 million promissory note payable to Pfizer by November 2020 to extend the maturity date to the earlier of (a) January 31, 2022 and (b) the date that the Company receives any milestone payment from Chiesi, if at all, subject to certain conditions and exceptions. The amendment also provides that the Company shall make a payment of $430,000 to Pfizer. The payment is creditable against the principal amount of the note, in whole or in part, if the Company satisfies the note in full on or prior to September 30, 2021, depending on the date the note is satisfied. As of December 31, 2019, the promissory note was presented in “other long term liabilities.” As of December 31, 2020, the promissory note was classified to current liabilities.

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

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The consideration consists of the following:

a.	Upfront, non-refundable payment of $25.0 million.
b.	Additional payments of up to $20.0 million in development costs, capped at $7.5 million per year.
c.	Payments for additional studies, as may be approved from time to time by Chiesi.
d.	Milestone payments of up to $760.0 million with respect to certain regulatory and commercial events as defined in the Chiesi Agreement.
e.	Additional payments as consideration for the supply of the drug. The payment will vary from 15% to 40% of Chiesi’s average selling price of the drug, depending on the amount of annual sales.
f.	Protalix will be the sole manufacturer of the drug.

Chiesi does not have sublicensing rights.

As of December 31, 2020, the Company has received, or is entitled to receive, the following payments from Chiesi:

a.	Upfront payments equal to $50.0 million, in the aggregate.
b.	Payments equal to $45.0 million in consideration for development services performed.
c.	Payments equal to approximately $21.1 million in connection with the performance of extension studies.

During 2019 and 2020, the Company recognized revenues of approximately $4.5 million and $3.5 million, respectively, related to a $10.0 million future milestone payment. The Company assessed the likelihood of achieving the milestone using the most likely amount method and evaluated for the constraint by including in the transaction price variable consideration to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. Based on the Company’s judgment, the milestone payment is expected to be received in the first half of 2021.

3.    On June 18, 2013, Protalix Ltd. entered into the Brazil Agreement with Fiocruz for BioManguinhos. Fiocruz’s purchases of BioManguinhos alfataliglicerase to date have been significantly below certain agreed upon purchase milestones and, accordingly, the Company has the right to terminate the Brazil Agreement. Notwithstanding, the Company is, at this time, continuing to supply BioManguinhos alfataliglicerase to Fiocruz under the Brazil Agreement, and patients continue to be treated with BioManguinhos alfataliglicerase in Brazil. Approximately 25% of adult Gaucher patients in Brazil are currently treated with BioManguinhos alfataliglicerase. The Company is discussing with Fiocruz potential actions that Fiocruz may take to comply with its purchase obligations and, based on such discussions, the Company will determine what it believes to be the course of action that is in the best interest of the Company.

4.    On March 16, 2020, the Company agreed to conduct a feasibility study with Kirin Holdings Company, Limited (“Kirin”) to evaluate the production of a novel complex protein utilizing ProCellEx®, the Company’s proprietary plant cell-based protein expression system. Kirin will bear the costs of conducting cell line engineering and protein expression studies on the target protein. In addition, the contract provides Kirin with an option to a future service for which the Company received a non-refundable payment in the amount of $1.0 million. This amount is presented under “contract

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

liabilities.” The Company will recognize such amount as revenues when the aforementioned future services are performed or when the option expires.

NOTE 3 - PROPERTY AND EQUIPMENT

a.    Composition of property and equipment grouped by major classifications is as follows:

	December 31,
(U.S. dollars in thousands)	2019	2020
Laboratory equipment	$16,849	$17,422
Furniture and computer equipment	2,636	2,687
Leasehold improvements	16,492	16,659
	$35,977	$36,768
Less – accumulated depreciation and amortization	(30,704)	(31,923)
	$5,273	$4,845

b.    Depreciation in respect of property and equipment totaled approximately $1.7 million, $1.6 million and $1.3 million for the years ended December 31, 2018, 2019 and 2020, respectively.

NOTE 4 - INVENTORIES

a.	Inventories at December 31, 2019 and 2020 consisted of the following:

	December 31,
(U.S. dollars in thousands)	2019	2020
Raw materials	$3,607	$3,347
Work in progress	552	2,887
Finished goods	3,996	6,848
Total inventory	$8,155	$13,082

b.    During the years ended December 31, 2018, 2019 and 2020, the Company recorded approximately $1.1 million, $0.5 million and $0.3 million, respectively, for write-down of inventory under cost of goods sold.

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

The liability is funded in part from the purchase of insurance policies or by the establishment of pension funds with dedicated deposits in the funds. The amounts used to fund these liabilities are included in the Company’s balance sheets under “Funds in respect of employee rights upon retirement.” These policies are the Company’s assets. However, under labor agreements and subject to certain limitations, any policy may be transferred to the ownership of the individual employee for whose benefit the funds were deposited. In the years ended December 31, 2018, 2019 and 2020, the Company deposited approximately $145,000, $143,000 and $121,000, respectively, with insurance companies in connection with its severance payment obligations.

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

The amounts of severance pay expenses were approximately $781,000, $784,000 and $885,000 for each of the years ended December 31, 2018, 2019 and 2020, respectively, of which approximately $620,000, $642,000 and $747,000 in the years ended December 31, 2018, 2019 and 2020, respectively, were in respect of the Contribution Plans. Gain on amounts funded in respect of employee rights upon retirement totaled approximately $46,000, $58,000 and $28,000 for the years ended December 31, 2018, 2019 and 2020, respectively.

The Company expects to contribute approximately $975,000 in the year ending December 31, 2021 to insurance companies in connection with its severance liabilities for its operations for that year, approximately $864,000 of which will be contributed to one or more Contribution Plans.

During the five-year period following December 31, 2020, the Company expects to pay future benefits to three employees upon each such employee’s normal retirement age. The Company anticipates that the benefits payable will be approximately $73,000.

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

Royalty expenses to NATI or the IIA are included in the statement of operations as a component of the cost of revenues and were approximately $1.6 million, $1.4 million and $911,000 during the years ended December 31, 2018, 2019 and 2020, respectively.

At December 31, 2019 and 2020, the maximum total royalty amount payable by the Company under these funding arrangements is approximately $40.8 million and $39.8 million, respectively (without interest, assuming 100% of the funds are payable).

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

b.    Subcontracting Agreements

The Company has entered into sub-contracting agreements with several clinical providers and consultants in Israel, the United States and certain other countries in connection with its primary product development process. As of December 31, 2020, total commitments under said agreements were approximately $5.3 million.

NOTE 7 - OPERATING LEASES

The Company is a party to several lease agreements for its facilities, the latest of which has been extended until 2021. The Company has the option to extend certain of such agreements on two additional occasions for additional five-year periods each, for a total of 10 additional years. During the extended lease period, the aggregate monthly rental payments will increase by 7.5%-10% for each option. The Company expects to exercise these options in future periods. As of December 31, 2020, the Company provided bank guarantees of approximately $464,000, in the aggregate, to secure the fulfillment of its obligations under the lease agreements.

The Company entered into several three-year leases for vehicles which are regularly amended as new vehicles are leased.

The following table sets forth data regarding the Company’s operating leases for the year ended December 31, 2019 and 2020:

	December 31,
(U.S. dollars in thousands)	2019	2020
Operating lease costs	$1,219	$1,382
Cash paid for amounts included in the measurement of lease liabilities	1,329	1,289
Weighted average remaining lease term (in years)	10.5	9.5
Weighted average discount rate	12.7%	12.7%

The following table sets forth a maturity analysis of the Company’s operating lease liabilities as of December 31, 2020:

(U.S. dollars in thousands)	December 31, 2020
2021	$1,233
2022	$1,111
2023	$927
2024	$838
2025 and thereafter	$6,222
Total undiscounted cash flows	$10,331
Less: imputed interest	$4,444
Present value of operating lease liabilities	$5,887

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - REVENUE

The following table summarizes the Company’s disaggregation of revenues:

	Year Ended December 31,
(U.S. dollars in thousands)	2018	2019	2020
Pfizer	$5,320	$6,722	$8,105
Brazil	$3,658	$9,144	$8,000
Chiesi	-	-	$131
Total revenues from selling goods	$8,978	$15,866	$16,236
Revenues from license and R&D services	$25,262	$38,827	$46,662

During the year ended December 31, 2020, the Company recorded revenue in the amount of $12.8 million following a change in estimate of the total costs expected to be incurred in the connection with the Chiesi Agreements.

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

c.    Stock based compensation

On December 14, 2006, the Board of Directors adopted the Protalix BioTherapeutics, Inc. 2006 Stock Incentive Plan, as amended (the “Plan”). The Plan has since been amended to, among other things, increase the number of shares of common stock available under the Plan to 5,725,171 shares. The grant of options to Israeli employees under the Plan is subject to the terms stipulated by Sections 102 and 102A of the Israeli Income Tax Ordinance. Each option grant made to an Israeli citizen is subject to the track chosen by the Company, either Section 102 or Section 102A of the Israeli Income Tax Ordinance, and pursuant to the terms thereof, the Company is not allowed to claim, as an expense for tax purposes, the amounts credited to employees as a benefit, including amounts recorded as salary benefits in the Company’s accounts, in respect of options granted to employees under the Plan, with the exception of the work-income benefit component, if any, determined on the grant date. For Israeli non-employees, the share option plan is subject to Section 3(i) of the Israeli Income Tax Ordinance.

As of December 31, 2020, 1,493,626 shares of Common Stock remain available for grant under the Plan.

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For purposes of determining the fair value of the options and restricted stock unit granted to employees and non-employees, the Company’s management uses the fair value of the Common Stock.

From January 1, 2018 through December 31, 2020, the Company granted options and shares of restricted stock to certain employees and non-employees as follows:

1.    Options and restricted stock units granted to employees:

a)    Below is a table summarizing all of the options and restricted stock grants to employees during the three years ended December 31, 2020:

	No. of options or			Fair value
	restricted stock	Exercise	Vesting	at grant (U.S. dollars	Expiration
Year of grant	granted	price	period	in thousands)	period
2018	400,000	$5.60	4 years	$1,196	10 years
2018	236,000	$5.10	4 years	$729	10 years
2019	160,000	$4.69	4 years	$449	10 years
2019	80,000	$2.00	4 years	$97	10 years
2020	196,995	$3.59	4 years	$482	10 years
2020	760,311	$3.66	4 years	$1,893	10 years
2020	129,771	$3.73	4 years	$329	10 years
2020	694,073	$ n/a	4 years	$2,492	10 years
2020	122,656	$3.59	4 years	$299	10 years

Set forth below are grants made by the Company to employees (including related parties) during the three-year period ended December 31, 2020 (a portion of such grants appear in the table above):

On September 13, 2018, the Company granted 10-year options to purchase, in the aggregate, 636,000 shares of Common Stock, of which options to purchase 400,000 shares of Common Stock were granted to the Company’s executive officers and options to purchase 236,000 shares of Common Stock were granted to other employees with an exercise price equal to $5.60 per share and $5.10 per share, respectively, under the Plan. The options vest over a four-year period in 16 equal quarterly increments. Vesting of the options granted to the executive officers is subject to acceleration in full upon a Corporate Transaction or a Change in Control, as those terms are defined in the Plan, and are subject to certain other terms and conditions. The Company estimated the fair value of the options on the date of grant using the Black-Scholes option-pricing model to be approximately $1.9 million based on the following weighted average assumptions: share price equal to $5.10; dividend yield of 0% for all years; expected volatility of 64.3%; risk-free interest rates of 2.9%; and expected life of six years.

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

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On August 11, 2020, the Company granted the following:

I.

447,927 shares of restricted Common Stock to its President and Chief Executive Officer under the Plan. The restricted shares vest over a four-year period in 16 equal quarterly increments and are subject to automatic acceleration in full upon a Corporate Transaction or a Change in Control, and are subject to certain other terms and conditions. The Company estimated the fair value of the restricted stock on the date of grant to be approximately $1.6 million.

II.

246,146 shares of restricted Common Stock to its Sr. Vice President, Chief Financial Officer under the Plan. Of the shares, 27,855 shares vested on September 22, 2020. The remaining 218,291 of the shares vest in 16 equal, quarterly increments over a four-year period, commencing upon the date of grant and are subject to automatic acceleration in full upon a Corporate Transaction or a Change in Control, and are subject to certain other terms and conditions. The Company estimated the fair value of the restricted stock on the date of grant to be approximately $900,000.

III.

10-year options to purchase 122,656 shares of Common Stock to the Company’s Sr. Vice President, Operations under the Plan. The options have an exercise price equal to $3.59 per share and vest over a four-year period in 16 equal quarterly increments. Vesting of the options granted to the Sr. Vice President, Operations are subject to automatic acceleration in full upon a Corporate Transaction or a Change in Control, and are subject to certain other terms and conditions. The Company’s President and Chief Executive Officer may, in his discretion, grant options to the Company’s Sr. Vice President, Operations to purchase additional shares if the Company effects certain transactions in which it issues additional shares of Common Stock. The Company estimated the fair value of the options on the date of grant using the Black-Scholes option-pricing model to be approximately $300,000 based on the following weighted average assumptions: share price equal to $3.59; dividend yield of 0% for all years; expected volatility of 80.51%; risk-free interest rate of 0.365%; and expected life of six years.

On July 5, 2020, the Company granted 10-year options to purchase 129,771 shares of Common Stock to the Company’s new Vice President, Research and Development under the Plan. The options have an exercise price equal to $3.73 per share and vest over a four-year period in 16 equal quarterly increments. Vesting of the options granted to the Vice President, Research and Development is subject to automatic acceleration in full upon a Corporate Transaction or a Change in Control, as those terms are defined in the Plan, and are subject to certain other terms and conditions. The Company estimated the fair value of the options on the date of grant using the

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Black-Scholes option-pricing model to be approximately $329,000 based on the following weighted average assumptions: share price equal to $3.73; dividend yield of 0% for all years; expected volatility of 80.60%; risk-free interest rate of 0.395%; and expected life of six years.

On June 7, 2020, the Company granted the following:

I.

10-year options to purchase 196,995 shares of Common Stock to the Company’s Sr. Vice President and Chief Development Officer under the Plan. The options have an exercise price equal to $3.59 per share and vest over a four-year period in 16 equal quarterly increments. Vesting of the options granted to the Sr. Vice President and Chief Development Officer are subject to automatic acceleration in full upon a Corporate Transaction or a Change in Control, as those terms are defined in the Plan, and are subject to certain other terms and conditions. The Company’s President and Chief Executive Officer may, in his discretion, grant options to the Company’s Sr. Vice President and Chief Development Officer to purchase additional shares if the Company effects certain transactions in which it issues additional shares of Common Stock. The Company estimated the fair value of the options on the date of grant using the Black-Scholes option-pricing model to be approximately $500,000 based on the following weighted average assumptions: share price equal to $3.59; dividend yield of 0% for all years; expected volatility of 80.43%; risk-free interest rate of 0.59%; and expected life of six years.

II.

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

b)    The total unrecognized compensation cost of employee stock options at December 31, 2020 is approximately $4.2 million. The unrecognized compensation cost of employee stock options is expected to be recognized over a weighted average period of 1.1 years.

During the three years ended December 31, 2020, no cash was received from employees as a result of employee stock option exercises and the Company did not realize any tax benefit in connection with any exercises.

2.    Options granted to directors:

On February 3, 2020, the Company granted 10-year options to purchase 240,000 shares of Common Stock to the Chairman of the Company’s Board of Directors under the Plan. The options have an exercise price equal to $3.70 per share and vest over a four-year period in 16 equal quarterly increments. Vesting of the options granted to the Chairman of the Board is subject to automatic acceleration in full upon a Corporate Transaction or a Change in Control, as those terms are defined in the Plan, and are subject to certain other terms and conditions. The Company estimated the fair value of the options on the date of grant using the Black-Scholes option-pricing model to be approximately $593,000 based on the following weighted average assumptions: share price equal to $3.70; dividend yield of 0% for all years; expected volatility of 76.91%; risk-free interest rate of 1.4%; and expected life of six years.

On January 20, 2020, the Company granted 10-year options to purchase a total of 200,000 shares of Common Stock to five of the Company’s independent directors under the Plan. The options have an

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

exercise price equal to $3.55 per share and vest over a four-year period in 16 equal quarterly increments. Vesting of the options granted to the directors is subject to automatic acceleration in full upon a Corporate Transaction or a Change in Control, as those terms are defined in the Plan, and are subject to certain other terms and conditions. The Company estimated the fair value of the options on the date of grant using the Black-Scholes option-pricing model to be approximately $475,000 based on the following weighted average assumptions: share price equal to $3.55; dividend yield of 0% for all years; expected volatility of 76.62%; risk-free interest rate of 1.685%; and expected life of six years.

3.    A summary of share option plans, and related information, under all of the Company’s equity incentive plans for the years ended December 31, 2018, 2019 and 2020 is as follows:

a)    Options granted to employees:

	Year Ended December 31,
	2018		2019		2020
		Weighted		Weighted		Weighted
	Number	average	Number	average	Number	average
	of	exercise	of	exercise	of	exercise
	options	price	options	price	options	price
Outstanding at beginning of year	472,962	$36.04	1,000,068	$15.47	1,040,197	$13.03
Changes during the year:
Granted	636,000	5.41	240,000	3.79	1,209,733	3.65
Forfeited and Expired	108,894	46.04	199,871	14.14	162,655	37.92
Outstanding at end of year	1,000,068	$15.47	1,040,197	$13.03	2,087,275	$5.66
Exercisable at end of year	394,486	$30.65	532,322	$21.04	702,889	$9.24

b)	Restricted stock granted to employees:

Year Ended December 31, 2020
Number of Restricted Stock
Outstanding at beginning of year	-
Changes during the year:
Granted	694,073
Vested	69,493
Non vested at end of year	624,580

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

c)    Options granted to consultants, directors, and other service providers:

	Year Ended December 31,
	2018		2019		2020
		Weighted		Weighted		Weighted
	Number	average	Number	average	Number	average
	of	exercise	of	exercise	of	exercise
	options	price	options	price	options	price
Outstanding at beginning of year	20,000	$32.82	15,000	$33.70	15,000	$33.70
Changes during the year:
Granted					464,375	3.74
Expired	5,000	30.20			15,000	33.70
Outstanding at end of year	15,000	33.70	15,000	33.70	464,375	3.74
Exercisable at end of year	15,000	$33.70	15,000	$33.70	106,875	$4.08

d)	Warrants issued to stockholders:

	Year Ended December 31, 2020
	Number of
	warrants	Exercise price
Outstanding at beginning of year	-
Changes during the year:
Granted	17,604,423	$2.36
Exercised	200,000	$2.36
Outstanding at end of year	17,404,423	$2.36

e)    The following tables summarize information concerning outstanding and exercisable options as of December 31, 2020:

	December 31, 2020
	Options outstanding		Options exercisable
	Number of	Weighted		Weighted
	options	average		average
	outstanding	remaining	Number of	remaining
Exercise	at end of	contractual	options	contractual
prices	year	life	exercisable	life
$2.00	80,000	8.73	25,000	8.73
$3.55	200,000	9.06	37,500	9.06
$3.59	319,651	9.51	32,290	9.48
$3.66	760,311	9.47	95,039	9.47
$3.70	240,000	9.10	45,000	9.10
$3.73	129,771	9.52	8,111	9.52
$4.69	160,000	8.50	60,000	8.50
$5.10	225,342	7.68	127,124	7.66
$5.60	225,625	4.74	168,750	3.74
$17.20	120,950	3.34	120,950	3.34
$23.70	90,000	0.83	90,000	0.83
	2,551,650		809,764

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

f)    The following table illustrates the effect of share-based compensation on the statement of operations:

	Year Ended December 31,
(U.S. dollars in thousands)	2018	2019	2020
Research and development expenses	$310	$513	$1,036
Selling, general and administrative expenses	204	322	2,090
	$514	$835	$3,126

d.    Private and 144A Offerings

1.

On May 22, 2018, the Company agreed to a privately negotiated exchange with certain existing note holders to exchange $3,423,000 aggregate principal amount of the Company’s outstanding 2018 Notes for 261,363 shares of the Company’s common stock and $2.23 million in cash to cover outstanding principal and accrued interest on the exchanged 2018 Notes. See also note 10a.

2.

On March 18, 2020, the Company completed a private placement to certain existing and new institutional and other accredited investors (the “Purchasers”) in reliance on the exemption from registration set forth in Section 4(2) of the Securities Act. The Company sold approximately 17.6 million unregistered shares of Common Stock to the Purchasers at a price per share of $2.485. The Company generated gross proceeds equal to approximately $43.7 million in the Private Placement. Each share of Common Stock issued was accompanied by a warrant to purchase one share of Common Stock at an exercise price equal to $2.36. On September 14, 2020, the Company issued 200,000 shares of Common Stock in connection with the cash exercise of a warrant issued in the transaction. The Company generated proceeds equal to $472,000 from the exercise of the warrant.

e.    At-the-Market (ATM) Offering

On October 1, 2020, the Company entered into the Sales Agreement with the Agent. Pursuant to the terms of the Sales Agreement, the Company may sell from time to time through the Agent ATM Shares having an aggregate offering price of up to $30 million.

The Company has no obligation to sell any of the Shares, and may at any time suspend sales under the Sales Agreement or terminate the Sales Agreement in accordance with its terms. The Agent is entitled to a commission of up to 3.0% of the aggregate gross proceeds from the ATM Shares sold. As of December 31, 2020, the Company sold 1,428,571 ATM Shares under the Sales Agreement for gross proceeds of approximately $5.0 million.

NOTE 10  - CONVERTIBLE NOTES

a.    4.5% Convertible Notes (“2018 Notes”)

On September 18, 2013, the Company completed a private placement of $69.0 million in aggregate principal amount of Senior Convertible Notes (the “2018 Notes”) which accrued interest at a rate of 4.50% per year. In December 2016, $54.1 million aggregate principal amount of 2018 Notes were exchanged for 2021 Notes and shares of common stock (see also note 10b) and in July 2017, $9.0 million aggregate principal amount of 2018 Notes were exchanged for convertible notes due 2022. On June 2018, the Company exchanged $3.423 million aggregate principal amount of the Company’s 2018 Notes for 261,363 shares of Common Stock and approximately $2.23 million in cash and delivered the necessary funds under the indenture governing the 2018 Notes to effectively discharge such notes, which was $2.53 million. On September 15, 2018, the 2018 Notes matured and were paid in full.

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth total interest expense recognized for the years ended December 31, 2018 related to the 2018 Notes:

December 31,
(U.S. dollars in thousands)	2018
Contractual interest expense	$139
Amortization of debt issuance costs and debt discount	15
Gain from early redemption	(32)
Total	$122

b.    7.5% Convertible Notes (“2021 Notes”)

On December 1, 2016, the Company entered into a note purchase agreement with institutional investors, which held part of the 2018 Notes (the “2016 Purchasers”), relating to the sale by the Company of $22.5 million aggregate principal amount of 7.50% Senior Secured Convertible Notes due 2021 in a private placement pursuant to Section 4(a)(2) under the Securities Act. Concurrently with the consummation of the private placement of the 2021 Notes, the Company entered into a privately negotiated exchange agreement (the “2016 Exchange Agreement”) with certain existing note holders identified therein to exchange $54.1 million aggregate principal amount of the Company’s outstanding 2018 Notes for (i) $40.186 million aggregate principal amount of 2021 Notes, (ii) 2,384,673 shares of Common Stock and (iii) cash, equal to the accrued and unpaid interest on the 2018 Notes and any fractional shares. The closing date of the purchase agreement and the 2016 Exchange Agreement was December 7, 2016. The issuance of the 2021 Notes and shares in the exchange and the private placement were made in reliance on the exemption from the registration requirements of the Securities Act pursuant to Section 4(a)(2) thereof. The net proceeds from the private placement were $19.7 million, after deducting the placement agent’s fees and the Company’s estimated offering expenses.

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

During the year ended December 31, 2018, note holders converted $1.15 million aggregate principal amount of the 2021 Notes into a total of 153,742 shares of Common Stock and cash payments of approximately $15,887, in the aggregate. As of December 31, 2020, a total of $57.9 million aggregate principal amount of the 2021 Notes were outstanding.

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

No redemption was made during the years 2019 and 2020.

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

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth total interest expense recognized related to the 2021 Notes:

	Year Ended December 31,
(U.S. Dollars in thousands)	2018	2019	2020
Contractual interest expense	$4,359	$4,344	$4,344
Debt discount amortization	2,587	2,991	3,470
Interest payment in connection with conversions	234
Loss in connection with conversions	245
Other expenses			1,300
Total	$7,425	$7,335	$9,114

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

The fair value of the outstanding $57.9 million 2021 Notes as of December 31, 2020 is approximately $58.7 million based on a level 3 measurement.

The Company prepared a valuation of the fair value of the 2021 Notes (a Level 3 valuation) as of December 31, 2020. The value of these notes were estimated by implementing the binomial model. The liability component was valued based on the Income Approach. The following parameters were used:

2021 Notes
Stock price (USD)	3.63
Expected term	0.87
Risk free rate	0.10%
Volatility	75.84%
Yield	10.44%

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - TAXES ON INCOME

a.	The Company

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

Modification of interest expense limitation rules under the Act provides generally that for taxable years 2019-2022 interest expense deduction shall be limited to 30% of the EBITDA and for taxable years 2022 onwards to 30% of EBIT. Disallowed interest deduction may be carried forward indefinitely. The Company believes that any potential impact (if applicable) of this limitation will be offset by utilization of available net operating losses.

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

The corporate tax rate was 23% for 2018 and thereafter.

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

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

c.    Tax losses carried forward to future years

As of December 31, 2020 and 2019, the Company had aggregate net operating loss (“NOL”) carry-forwards equal to approximately $231.4 million and $213.1 million, respectively, that are available to reduce future taxable income as follows:

1.	The Company

The Company’s carry-forward NOLs, equal to approximately $30.9 million and $29.0 million as of December 31, 2020 and 2019, respectively, may be restricted under Section 382 of the Internal Revenue Code (“IRC”). IRC Section 382 applies whenever a corporation with NOL experiences an ownership change. As a result of IRC Section 382, the taxable income for any post change year that may be offset by a pre-change NOL may not exceed the general IRC Section 382 limitation, which is the fair market value of the pre-change entity multiplied by the IRC long-term tax exempt rate.

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

At December 31, 2020 and 2019, the Israeli Subsidiary had approximately $200.5 million and $184.1 million, respectively, of carry-forward NOLs that are available to reduce future taxable income with no limited period of use.

d.    Deferred income taxes:

The components of the Company’s net deferred tax assets at December 31, 2019 and 2020 were as follows:

	December 31,
(U.S. dollars in thousands)	2019	2020
In respect of:
Research and development expenses	$9,247	$9,598
Other timing differences	25	40
Net operating loss carry forwards	50,236	54,122
Valuation allowance	(59,508)	(63,760)
	-	-

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

f.    Tax assessments

In accordance with the Income Tax Ordinance, as of December 31, 2020, all of Protalix Ltd.’s tax assessments through tax year 2015 are considered final.

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of open tax years by major jurisdiction is presented below:

Jurisdiction:	Years:
Israel	2016-2020
United States (*)	2017-2020

(*)	Includes federal, state and local (or similar provincial jurisdictions) tax positions.

NOTE 13 - SUPPLEMENTARY FINANCIAL STATEMENT INFORMATION

Balance sheets:

	December 31,
(U.S. dollars in thousands)	2019	2020
a. Other assets:
Institutions	$604	$771
State of Israel (see note 6a)	26
Restricted deposits	820	436
Prepaid expenses	314	841
Sundry	68	48
	$1,832	$2,096

	December 31,
(U.S. dollars in thousands)	2019	2020
b. Accounts payable and accruals – other:
Payroll and related expenses	$1,381	$1,460
Interest payable	555	555
Provision for vacation	1,754	1,526
Accrued expenses	7,360	9,586
Royalties payable	757	482
Property and equipment suppliers	98	317
	$11,905	$13,926

NOTE 14 - RELATED PARTY TRANSACTIONS

	Year Ended December 31,
(U.S. dollars in thousands)	2018	2019	2020
Compensation (including share-based compensation) to the non-executive directors	$467	$444	$814

NOTE 15 - SUBSEQUENT EVENTS

1.

Since January 1, 2021, the Company has sold 1,867,552 shares of Common Stock under the Sales Agreement. The Company generated gross proceeds equal to approximately $8.8 million in connection with such sales.

2.	On February 10, 2021, the Company entered into an exclusive worldwide license agreement with SarcoMed with respect to PRX-110 for use in the treatment

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of any human respiratory disease or condition including, but not limited to, sarcoidosis, pulmonary fibrosis, and other related diseases via inhaled delivery. Under the terms of the agreement, SarcoMed will be responsible for the identification and selection of pharmaceutical candidates under the license, and the clinical research and development of such candidates. The Company is entitled to an initial cash payment of $3.5 million, subject to certain conditions, and to additional regulatory and commercial milestone payments and tiered royalties on net sales of products that are commercialized under the license agreement. In addition to the foregoing, the parties agreed to commence negotiation of clinical and commercial supply agreements for alidornase alfa. As part of the arrangement, the parties agreed to negotiate and sign a supply agreement within 60 days of the execution of the license agreement, and SarcoMed has the right to terminate the license agreement if the parties do not successfully do so.

3.

On February 17, 2021, the Company issued and sold 8,749,999 shares of Common Stock in an underwritten public offering at a price to the public of $4.60 per share for gross proceeds of approximately $40.2 million before deducting the underwriting discount and estimated expenses of the offering. The above included the exercise of the underwriters’ over-allotment option to purchase 1,141,304 shares of Common Stock.