Form 10-K/A
period 2020-12-31
Protalix BioTherapeutics, Inc.
filed 2021-04-30
CIK 1006281

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

On April 28, 2021, approximately 45,382,831 shares of the Registrant’s common stock, par value $0.001 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPALANATORY NOTE

Protalix BioTherapeutics, Inc., referred to in this report as the “Company,” “we,” “our,” “us” or similar terms, is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the year ended December 31, 2020, originally filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2021 (the “Original Filing”). We are filing this Amendment for the sole purpose of including the information required by Items 10 through 14 of Part III of Form 10-K (the “Part III Information”) and to delete the disclosures regarding incorporation by reference on the front cover page of the Original Filing. The Part III Information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the Part III Information to be incorporated in Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment to provide the Part III Information in our Form 10-K because a definitive proxy statement containing such information will not be filed by the Company within 120 days of the end of the fiscal year covered by the Form 10-K.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Cover Page and Part III, Items 10 through 14, of the Original Filing are hereby amended and restated in their entirety. Additionally, in accordance with Rules 12b-15 and 13a-14 under the Exchange Act, we have amended Part IV, Item 15 to include currently dated certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from our principal executive officer and principal financial officer. Since no new financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted. Similarly, since no financial statements have been included in this Amendment, certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 have been omitted.

This Amendment does not amend, modify, or otherwise update any other disclosures contained in the Original Filing. In addition, this Amendment does not reflect events that may have occurred subsequent to the filing of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing.

PART III

Item 10.      Directors, Executive Officers and Corporate Governance

Our Directors and Named Executive Officers

Our directors, Named Executive Officers, their and ages and positions, and other information are as follows:

Name	Age	Position
Directors
Zeev Bronfeld	69	Chairman of the Board
Dror Bashan	54	President and Chief Executive Officer, Director
Amos Bar Shalev	68	Director
Pol F. Boudes, M.D.	64	Director
David Granot	74	Director
Gwen A. Melincoff	69	Director
Aharon Schwartz, Ph.D.	78	Director
Executive Officers
Einat Brill Almon, Ph.D.	62	Senior Vice President, Chief Development Officer
Eyal Rubin	45	Sr. Vice President, Chief Financial Officer, Treasurer and Secretary
Yaron Naos	57	Senior Vice President, Operations
Yael Hayon, Ph.D.	38	Vice President, Research and Development

Zeev Bronfeld. Mr. Bronfeld has served as the Chairman of our Board of Directors since August 2019. He has served as a director of Protalix Ltd., our wholly-owned subsidiary and sole operating unit, since 1996 and as our director since December 2006. Mr. Bronfeld brings to us vast experience in management and value building of biotechnology companies. He is an experienced businessman who is involved in a number of biotechnology companies. He was a co-founder of Bio-cell Ltd., a former Israeli publicly-traded holding company that specialized in biotechnology companies and served as its Chief Executive Officer from 1986 through 2015. Mr. Bronfeld currently serves as a director of Entera Bio Ltd. (NASDAQ: ENTX), as well as The Trendlines Group (SGX:42T), D.N.A. Biomedical Solutions Ltd. (TASE:DNA) and Electreon Wireless Ltd. (TASE:ELWS) (formerly, Biomedix Incubator Ltd.), all of which are public companies. Mr. Bronfeld is also a director of a number of privately-held companies, most of which are involved in the life sciences industry, such as Contipi Medical Ltd and TransBiodiesel Ltd. From January 2008 through January 2017, Mr. Bronfeld served as a director of Macrocure Ltd., a Nasdaq-listed company that merged into Leap Therapeutics, Inc. (NASDAQ:LPTX). Mr. Bronfeld received a B.A. in Economics from the Hebrew University in 1975. We believe Mr. Bronfeld’s qualifications to serve on our Board of Directors include his years of experience in the management of private and public Israeli companies, including life science companies.

Dror Bashan. Mr. Bashan has served as our President and Chief Executive Officer and as our director since June 2019. He has over 20 years of experience in the pharmaceutical industry with roles ranging from business development, marketing, sales and finance providing him with both cross regional and cross discipline experience and a deep knowledge of the global pharmaceutical and health industries. From 1998 through 2018, he served in a number of senior positions at Teva Pharmaceutical Industries Ltd (“Teva”). (NYSE:TEVA; TASE:TEVA). Most recently, he served as Teva’s Senior Vice President, Global Business Development, and was involved in strategic alliances, cross-company strategic projects and the acquisition and divestiture of assets. Mr. Bashan holds a BA in Economics and Business Management from the Tel Aviv University and an MBA from the Tel Aviv University.

Amos Bar Shalev. Mr. Bar Shalev has served as our director since July 2008. Previously, Mr. Bar Shalev served as a director of Protalix Ltd. from 2005 through January 2008, and as our director from 2006 through January 2008. Mr. Bar Shalev brings to us extensive experience in managing technology companies. Currently, Mr. Bar Shalev serves on the Board of Directors of the following privately-held Israeli companies: Aposense Ltd., Twine Solutions Ltd., Steam CC Ltd. and Sirvir Ltd. From 2004 through 2012, Mr. Bar Shalev served as a director of Technorov Holdings (1993) Ltd. and managed its portfolio. From 1997 through 2004, he was a Managing Director of TDA Capital Partners, a

management company of the TGF (Templeton Tadiran) Fund. From 2004 through 2007, he was the President of Win Buyer Ltd. He has served on the Board of Directors of a number of Israeli publicly traded and privately-held Israeli companies including, among others, Velox Ltd., NESS Ltd. (acquired by BioNess Inc.), Idanit (acquired by Scitex Corporation Ltd.), Objet Geometrix (merged with Stratasys, Inc. (NASDAQ:SSYS)), Verisity, Scitex Vision (acquired by Hewlett Packard), Golden Wings Investment Company Ltd., the venture capital fund of the Israeli Air Force Veterans Business Club, Win Buyer Ltd. and Sun Light Ltd. He received his B.Sc. in Electrical Engineering from the Technion, Israel in 1978 and M.B.A. from the Tel Aviv University in 1981. He holds the highest award from the Israeli Air Force for technological achievements. We believe Mr. Bar Shalev’s qualifications to serve on our Board of Directors include his years of experience in the management of Israeli businesses.

Pol F. Boudes, M.D. Dr. Boudes joined our Board of Directors in January 2020. He is a senior physician and chief medical officer with more than 25 years of experience in research and development, with a special emphasis on orphan drugs and translational medicine. In March 2020, Dr. Boudes was appointed Chief Medical Officer of Galectin Therapeutics Inc. (NASDAQ:GALT). He also serves as a research and development consultant. From April 2014 through October 2019, he served as the Chief Medical Officer of CymaBay Therapeutics, Inc. (Nasdaq:CBAY) where he led the development of treatments for rare liver diseases. Dr. Boudes was also Chief Medical Officer at Amicus Therapeutics Inc. (Nasdaq:FOLD) from 2009 to 2013 where he was instrumental in the development of migalastat (Galafold®) for the treatment of Fabry disease, as well as treatments for Pompe disease and Gaucher disease. He has served in various roles at Berlex Laboratories (acquired by Bayer HealthCare Pharmaceuticals), Wyeth-Ayerst Research, Hoffmann-La Roche and Pasteur-Merieux Serums & Vaccines. Dr. Boudes holds an M.D. from the University of Aix-Marseilles, France and has specialized in Endocrinology and Metabolic Diseases, Internal Medicine, and Geriatric diseases. We believe Dr. Boudes’ qualifications to serve on our Board of Directors include his vast experience and knowledge of the research and development of pharmaceuticals.

David Granot. Mr. Granot has served as our director since August 2018. Mr. Granot currently serves as Chairman of the Board of M.L.R.N Projects and Trading Ltd. (TASE:MLRN), and on the Board of Directors of Ormat Technologies, Inc. (NYSE:ORA, TASE:ORA), and of Bezeq Israeli Telecommunication, Co. Ltd. (TASE:BEZQ) where he served as temporary Acting Chairman, July 2017 through May 2018. He also serves on the Board of Directors of Sonol Israel Inc., Ackerstein Industries Ltd. and Fritz Companies Israel T. Ltd., each of which is a privately-held company. Mr. Granot also serves as the chairman of the investment committees of Tel Aviv University and of Meitav-Dash. He served on the Board of Directors of Alrov Properties & Lodgings Ltd. (TASE:ALRPR) from January 2011 through January 2020 and of Jerusalem Economy Ltd. (TASE:ECJM), from March 2016 through February 2019, each of which is an Israeli public company. From 2009 through 2017, he was a director of Harel Insurance Investments and Financial Ltd. and Chairman of the Nostro investment committee of Harel Insurance. In addition, from 2001 through 2007, he served as the Chief Executive Officer of the First International Bank of Israel Ltd, from 1998 through 2000 he served as the Chief Executive Officer of the Israel Discount Bank and from 1995 through 1998 he served as the Chief Executive Officer of the Israel Union Bank. He holds a B.A. in Economics and an MBA, both from the Hebrew University of Jerusalem. We believe Mr. Granot’s qualifications to serve on our Board of Directors include his extensive financial and banking knowledge, as well as vast management and business experience.

Gwen A. Melincoff. Ms. Melincoff joined our Board of Directors in January 2020. She is a seasoned business development and venture professional with over 25 years of deal-making and management experience in the biotechnology and pharmaceutical industries. Her experience has spanned public and private company boards, venture financing, business development, licensing, mergers and acquisitions, research operations, marketing, product management and project management. Ms. Melincoff currently serves on the Board of Directors of Gain Therapeutics, Inc. ((NASDAQ:GANX), Collegium Pharmaceutical, Inc. (NASDAQ:COLL) and Soleno Therapeutics, Inc. (NASDAQ:SOLN). She also serves in an advisory capacity at a number of pharmaceutical companies. From April 2017 through June 2020, she served on the Board of Directors of Photocure ASA, from January 2017 through January 2019, she served on the Board of Directors of Kamada Ltd. (NASDAQ:KMDA, TASE:KMDA), and from June 2014 through November 2016, she served on the Board of Directors of Tobira Therapeutics Inc. (acquired by Allergan plc). From August 2014 through September 2016, Ms. Melincoff served as Vice President of Business Development at BTG International Inc. Prior to that, she was Senior Vice President of Corporate Development at Shire Plc. Additionally, she led the Shire Strategic Investment Group, the venture capital arm of Shire Plc. Ms. Melincoff was Vice President of Business Development at Adolor Corporation and held executive positions at Eastman Kodak for over ten years in a number of their health care companies. She holds a B.S. in Biology from The George Washington University and an M.S. in Management and Health Care Administration from Pennsylvania State University. Ms. Melincoff has also attained the designation of Certified Licensing Professional (CLP™). Ms. Melincoff was named to the “Top Women in Biotech 2013” by Fierce Biotech and to the Powerlist 100 of Corporate Venture Capital in 2012 and 2013. We believe Ms. Melincoff’s qualifications to serve on our Board of Directors include her years of experience at pharmaceutical companies, particularly with respect to business development.

Aharon Schwartz, Ph.D. Dr. Schwartz has served as our director since November 2014. He retired from Teva in 2011 where he served in a number of positions from 1975 through 2011, the most recent being Vice President, Head of Teva Innovative Ventures from 2008. Dr. Schwartz is currently chairman of the Board of Directors of BiolineRx Ltd. (NASDAQ:BLRX, TASE:BLRX) and a member of the Board of Directors of Barcode Ltd. He also serves as the Head of the Advisory Board of Oncohost Ltd. and works as an independent consultant. From May 2015 through March 2020, he served as a member of the Board of Directors of Foamix Pharmaceuticals Ltd., (Nasdaq: FOMX) which was acquired by Menlo Therapeutics Inc. (Nasdaq: MNLO), and from January 2013 through November 2017, he served as a member of the Board of Directors of Alcobra Ltd., which is now called Arcturus Therapeutics Ltd. Dr. Schwartz received his Ph.D. in organic chemistry in 1978 from the Weizmann Institute of Science, his M.Sc. in organic chemistry from the Technion and a B.Sc. in chemistry and physics from the Hebrew University of Jerusalem. Dr. Schwartz received a second Ph.D. in 2014 from the Hebrew University of Jerusalem in the history and philosophy of science. We believe Dr. Schwartz’s qualifications to serve on our Board of Directors include his years of experience at life science companies.

Einat Brill Almon, Ph.D. Dr. Almon joined Protalix Ltd. in December 2004, originally as a Senior Director and later as a Vice President and became our Senior Vice President, Product Development in 2006 and our Chief Development Officer in 2020. Dr. Almon has many years of experience in the management of life science projects and companies, including biotechnology and agrobiotech, with direct experience in clinical, device and scientific software development, as well as a strong background and work experience in intellectual property. Prior to joining Protalix Ltd., from 2001 to 2004, she served as Director of R&D and IP of Medgenics Medical (Israel) Ltd. (formerly, Biogenics Ltd.), a company that developed an autologous platform for tissue-based protein drug delivery. Medgenics Medical, based in Israel, is a wholly-owned subsidiary of Aevi Genomic Medicine, Inc. (NASDAQ:GNMX) (formerly, Medgenics Inc.). Dr. Almon has trained as a biotechnology patent agent at leading IP firms in Israel. Dr. Almon holds a Ph.D. and an M.Sc. in molecular biology of cancer research from the Weizmann Institute of Science, a B.Sc. from the Hebrew University and has carried out Post- Doctoral research at the Hebrew University in molecular biology of plant genetic engineering.

Eyal Rubin. Mr. Rubin has served as our Senior Vice President and Chief Financial Officer since September 2019. He brings more than 20 years of finance and capital markets experience, an extensive background in financial planning and operations, management and strategy and a deep knowledge of the biotechnology and pharmaceutical industries. Prior to joining Protalix, he served as Executive Vice President and Chief Financial Officer of BrainStorm Cell Therapeutics Inc. (NASDAQ:BCLI), a publicly traded biotechnology company, where he was responsible for all corporate finance, accounting and investor relations activities. Prior to his role at BrainStorm, Mr. Rubin served at Teva (NYSE:TEVA; TASE:TEVA) in several roles, most recently as Vice President, Head of Corporate Treasury. In this role, Mr. Rubin was responsible for Teva’s cash operations and cash management, as well as Teva’s equity and debt capital markets transactions. Mr. Rubin holds a BA in Financing and IT Systems from the College of Management, Israel, where he graduated Summa Cum Laude with a specialization in Financing and IT Systems, and an MBA from Bar-Ilan University, Israel, where he graduated Summa Cum Laude with a specialization in Finance.

Yaron Naos. Mr. Yaron Naos joined Protalix in 2004, originally as a Senior Director for Operations and later as Vice President for Production, and became our Senior Vice President, Operations in 2018. Mr. Naos has a wealth of hands-on experience and knowledge in the field of pharmaceutical development. Prior to joining Protalix, he served for a decade as R&D Product Manager at Dexxon Pharmaceutical Co., one of Israel’s largest pharmaceutical companies, where he was responsible for technology transfer from R&D to production, and in charge of R&D activities that led to the commercialization of many products. Later, Mr. Naos was plant manager of Medibrands Pharmaceutical Company, as well as logistics manager of Mediline for period of four years, where he was responsible for all operational activities, from procurement to distribution. Mr. Naos holds a B.Sc. in Food Engineering and Biotechnology from the Technion-Israel Technology Institute and an MBA from Haifa University.

Yael Hayon, Ph.D. Mr. Rubin has served as our Vice President, Research and Development since June 2020. She brings to Protalix over a decade of experience in pharmaceutical research in development, both in the scientific operations and the administrative functions. She most recently served as Vice President of Clinical Affairs of Syqe Medical Ltd., Tel-Aviv, where she, among other things, established the clinical and medical global strategy, and was responsible for providing strategic input on the regulatory development plan. Prior to her at Syqe Medical, Dr. Hayon served as the Head of R&D Israeli Site of LogicBio Therapeutics, Inc. (NASDAQ:LOGC), Cambridge, Massachusetts, where she managed LogicBio’s Israeli-based Research and Development facility and was involved in strategic decision-making. From 2014 through 2016 she served as the R&D Manager, Stem Cell Medicine Ltd., Jerusalem, Israel. Dr. Hayon holds a Ph.D. in Neurobiology/Hematology, and an M.Sc. in Neurobiology, both from the Hebrew University Faculty of Medicine, Jerusalem, Israel.

Family Relationships

There are no family relationships among directors or executive officers of our Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and holders of more than 10% of our common stock to file with the SEC reports regarding their ownership and changes in ownership of our equity securities. We believe that all Section 16 filings requirements were met by our officers and directors during 2020. In making this statement, we have relied solely upon examination of the copies of Forms 3, 4 and 5, and written representations of our former and current officers and directors.

Code of Business Conduct and Ethics

Our Code of Business Conduct and Ethics includes provisions ranging from restrictions on gifts to conflicts of interest. All of our employees and directors are bound by this Code of Business Conduct and Ethics. Violations of our Code of Business Conduct and Ethics may be reported to the Audit and Finance Committee.

The Code of Business Conduct and Ethics includes provisions applicable to all of our employees, including senior financial officers and members of our Board of Directors and is posted on our website (www.protalix.com). We intend to post amendments to or waivers from any such Code of Business Conduct and Ethics.

Audit and Finance Committee

Our Board of Directors has a standing Audit and Finance Committee, Compensation Committee and a Nominating Committee. Each of these committees has the responsibilities set forth in formal written charters adopted by the Board. We make available copies of each of these charters free of charge on our website located at https://protalixbiotherapeutics.gcs-web.com/corporate-governance/governance-overview. We are not including the information contained on or available through our website as a part of, or incorporating such information by reference into, this report.

The Audit and Finance Committee presently consists of David Granot, Amos Bar Shalev and Aharon Schwartz, Ph.D., each of whom has been determined by our Board of Directors to be “independent” for purposes of membership on the Audit and Finance Committee pursuant to Section 803B(2) of the NYSE American Company Guide and Section 10A(m)(3) of the Exchange Act. We require that all Audit and Finance Committee members possess the required level of financial literacy and at least one member of the Audit and Finance Committee meet the current standard of requisite financial management expertise as required by the NYSE American and applicable rules and regulations of the SEC. Mr. Granot, Mr. Bar Shalev and Dr. Schwartz each qualify as “audit committee financial experts” under the applicable rules of the SEC. In making the determination as to these individuals’ status as audit committee financial experts, our Board of Directors determined they have accounting and related financial management expertise within the meaning of the aforementioned rules, as well as the listing standards of the NYSE American. The Audit and Finance Committee held four meetings in 2020.

Item 11.       Executive Compensation

Executive compensation consists of following elements:

Base Salary. Base salaries for our executives are established based on the scope of their responsibilities taking into account competitive market compensation paid by other companies for similar positions. Generally, we believe that executive base salaries should be targeted near the median of the range of salaries for executives in similar positions with similar responsibilities at comparable companies. Our Compensation Committee convenes, from time to time to evaluate present and future executive compensation, which evaluation generally includes an evaluation of the peer group considered in analyzing executive compensation. The Compensation Committee intends to continue reviewing and revising the peer group periodically to ensure that it continues to reflect companies similar to the Company in size and development stage. The Compensation Committee also reviews executive compensation reports and an analysis of publicly-traded biotechnology companies prepared by third party experts from a well-known consulting firm for additional data and other information regarding executive compensation for comparative purposes.

Base salaries are usually reviewed annually, and adjusted from time to time to realign salaries with market levels after taking into account individual responsibilities, performance and experience. The base salaries of each of our President and Chief Executive Officer, our Senior Vice President, Chief Development Officer, and our Senior Vice President and Chief Financial Officer, who we refer to collectively as the “Named Executive Officers,” are discussed herein.

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

The Compensation Committee selects, in its discretion, the executive officers of the Company or our subsidiary who are eligible to receive bonuses for any given year. Any bonus granted by the Compensation Committee will generally be paid upon the achievement of a specific milestone, subject to certain terms and conditions. The Compensation Committee has not fixed a minimum or maximum award for any executive officer’s annual discretionary bonus. Each of our executive officers is eligible for a discretionary annual bonus under his or her employment agreement.

Options and Share-Based Compensation. Our Amended and Restated 2006 Stock Incentive Plan, or the Plan, authorizes us to grant options to purchase shares of common stock, restricted stock and other securities to our employees, directors and consultants. Our Compensation Committee is the administrator of the Plan. Stock option or other grants are generally made at the commencement of employment and following a significant change in job responsibilities or to meet other special retention or performance objectives. The Compensation Committee reviews and approves stock option and other awards to executive officers based upon a review of competitive compensation data, its assessment of individual performance, a review of each executive’s existing long-term incentives, and retention considerations. The exercise price of stock options granted under the Plan must be equal to at least 100% of the fair market value of our common stock on the date of grant; however, in certain circumstances, grants may be made at a lower price to Israeli grantees who are residents of the State of Israel.

Severance and Change in Control Benefits. The Compensation Committee granted the following payments that would be payable in connection with a change of control: $1.0 million to the President and Chief Executive Officer and $400,000 to each of the other executive Vice Presidents. Such payments are subject to certain terms and conditions. In addition to the foregoing, pursuant to the employment agreements entered into with each of our executive officers, the executive officer is entitled to be insured by Protalix Ltd. under a Manager’s Policy in lieu of severance. The intention of such Manager’s Policies is to provide the Israel-based officers with severance protection of one month’s salary for each year of employment. In addition, the stock options and restricted stock granted to each of our Named Executive Officers provide that all of such instruments are subject to accelerated vesting immediately upon a change in control of the Company.

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

Executive Compensation. We refer to the “Summary Compensation Table” set forth below for information regarding the compensation earned during the fiscal year ended December 31, 2020 by our Named Executive Officers.

Summary Compensation Table

The following table sets forth a summary for the fiscal years ended December 31, 2020 and 2019, respectively, of the cash and non-cash compensation awarded, paid or accrued by us or Protalix Ltd. to our President and Chief Executive Officer, our Senior Vice President, Chief Development Officer, and our Senior Vice President and Chief Financial Officer, who we refer to collectively as the “Named Executive Officers.” There were no restricted stock awards, long-term incentive plan payouts or other compensation paid during fiscal years December 31, 2020 and 2019 by us or Protalix Ltd. to the Named Executive Officers, except as set forth below. All of the Named Executive Officers are employees of our subsidiary, Protalix Ltd. All currency amounts are expressed in U.S. dollars.

					Option	All Other
		Salary	Bonus	Stock	Awards	Compensation	Total
Name and Principal Position	Year	($)	($)	Awards ($)	($)(1)	($)(2)	($)
Dror Bashan(3)	2020	351,569	137,522	579,047	163,518	110,296	1,341,952
President and Chief Executive	2019	174,725			161,792	55,082	391,599
Officer

Einat Brill Almon, Ph.D.	2020	293,190	200,000		218,963	172,513	884,666
Senior Vice President, Chief	2019	251,509			93,916	76,756	422,181
Development officer	2018	249,583	120,000		59,089	75,369	504,041

Eyal Rubin(4)	2020	303,540	92,646	382,191	43,023	98,699	920,099
Senior Vice President, Chief	2019	81,521		25,000	20,468	27,217	154,206
Financial Officer
(1)

Amounts in this column represent the grant date fair value of the option awards as computed in accordance with ASC 718, not including any estimates of forfeitures related to service-based vesting conditions. See Note 9(c) “Stock based compensation,” of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2020 for a discussion of assumptions we made in determining the grant date fair value of our option awards for the fiscal year ended December 31, 2020.

(2)	Includes employer contributions to pension and/or insurance plans and other miscellaneous payments.
(3)	Mr. Bashan commenced his tenure as our President and Chief Executive Officer as of June 30, 2019.
(4)	Mr. Rubin commenced his tenure as our Sr. Vice President and Chief Financial Officer as of September 22, 2019.

On June 7, 2020, we granted 10-year options to purchase 196,995 shares of our common stock to Einat Brill Almon, Ph.D., our Sr. Vice President and Chief Development Officer under the Plan. The options have an exercise price equal to $3.59 per share and vest over a four-year period in 16 equal quarterly increments. Vesting of the options granted to Dr. Almon are subject to automatic acceleration in full upon a Corporate Transaction or a Change in Control, as those terms are defined in the Plan, and are subject to certain other terms and conditions. Our President and Chief Executive Officer may, in his discretion, grant options to Dr. Almon to purchase additional shares if the Company effects certain transactions in which it issues additional shares of our common stock.

On August 11, 2020, we granted 447,927 restricted shares of our common stock to Dror Bashan, our President and Chief Executive Officer, and 246,146 restricted shares of our common stock to Eyal Rubin, our Sr. Vice President and Chief Financial Officer, under the Plan. The restricted shares vest over a four-year period in 16 equal quarterly increments and are subject to automatic acceleration in full upon a Corporate Transaction or a Change in Control, and are subject to certain other terms and conditions.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information with respect to the Named Executive Officers concerning outstanding equity awards as of December 31, 2020.

	Option Awards				Stock Awards
	Number	Number			Number	Market value
	of Securities	of Securities			of shares	of shares
	Underlying	Underlying			or units	or units
	Unexercised	Unexercised			of stock	of stock
	Options	Options	Option Exercise	Option Expiration	that have	that have
Name	Exercisable (#)	Unexercisable (#)	Price ($)	Date	not vested (#)	not vested ($)
Dror Bashan	60,000	100,000	4.69	6/30/2029	419,932	1,524,353
Einat Brill Almon	25,000	—	17.20	3/23/2025
	39,375	30,625	5.60	9/13/2028
	24,624	172,371	3.59	6/07/2030
Eyal Rubin	25,000	55,000	2.00	9/22/2029	204,648	742,872

Potential Payments upon Termination or Change-in-Control/Corporate Transaction

Each of our Named Executive Officers (while they remain employed by the Company) is entitled to be insured by Protalix Ltd. under a Manager’s Policy in lieu of severance upon termination. The intention of such Manager’s Policies is to provide our officers with severance protection of one month’s salary for each year of employment. The following payments would be payable in connection with a change of control of the Company: $1.0 million to the President and Chief Executive Officer and $400,000 to each of the other Named Executive Officers, subject to certain terms and conditions. In addition to the foregoing, the vesting periods of outstanding options held by our Named Executive Officers are accelerated upon a change of control. Had we experienced a change of control on December 31, 2020, the value of the acceleration of the vesting period of Mr. Bashan’s options would be $0 as his options that had not been fully vested on such date had an exercise price that was higher than the closing price of our common stock on that date; as of the same date, the value of the acceleration of the vesting period of all options held by each of Dr. Almon and Mr. Rubin would be $6,895 and $89,650, respectively. In addition, had we experienced a change of control on December 31, 2020, the value of the acceleration of the vesting of the shares of restricted stock held by each of Mr. Bashan and Mr. Rubin would be $1,524,353 and $742,872, respectively.

Employment Arrangements

Dror Bashan. Pursuant to Mr. Bashan’s employment agreement, his current monthly base salary is NIS 95,000 (approximately $29,500) and Mr. Bashan is entitled to an annual discretionary bonus subject to the sole discretion of our Board of Directors, to be determined on the basis of agreed-upon annual objectives which shall include both measurable and strategic parameters. He is also entitled to a one-time bonus of $1.0 million upon the occurrence of certain change of control transactions. The monthly salary is subject to cost of living adjustments from time to time as may be required by law. The Board of Directors also granted to Mr. Bashan options to purchase 160,000 shares of our common stock at an exercise price equal to $4.69 per share, the closing sales price of the common stock on the NYSE American on the date of grant. The options vest over four years on a quarterly basis in 16 equal increments, subject to certain conditions. Vesting of the options will be accelerated in full upon a Corporate Transaction or a Change in Control, as those terms are defined in our Plan. Mr. Bashan’s employment agreement is terminable by the Company on 180 days’ written notice for any reason. Mr. Bashan may terminate the agreement on 90 days’ written notice for any reason during its term. We may terminate the Agreement for cause without notice. Mr. Bashan is entitled to be insured by the Company under a Manager’s Policy in lieu of severance, Company contributions towards vocational studies, annual recreational allowances, a company car, a company laptop and a company phone. Mr. Bashan is entitled to 24 working days of vacation.

Einat Brill Almon, Ph.D. Pursuant to Dr. Almon’s employment agreement, her current monthly base salary is NIS 80,000 (approximately $24,900) per month. She is also entitled to certain specified bonuses in the event that Protalix achieves certain specified clinical development milestones within specified timelines. In addition, vesting of all of Dr. Almon’s options and restricted shares will be accelerated in full upon a Corporate Transaction or a Change in Control, as those terms are defined in our Plan. The employment agreement is terminable by either party on 60 days’ written notice for any reason and we may terminate the agreement for cause without notice. Dr. Almon is entitled to be insured by Protalix Ltd. under a Manager’s Policy in lieu of severance, Company contributions towards vocational studies, annual recreational allowances, a company car, a company laptop and a company phone at up to NIS 1,000 per month. Dr. Almon is entitled to 29 working days of vacation.

Eyal Rubin. Pursuant to Mr. Rubin’s employment agreement, his current monthly base salary is NIS 80,000 (approximately $24,900) and Mr. Rubin is entitled to an annual discretionary bonus subject to the sole discretion of our Board of Directors, to be determined on the basis of agreed-upon annual objectives which shall include both measurable and strategic parameters. He is also entitled to a one-time bonus of $400,000 upon the occurrence of certain change of control transactions. The monthly salary is subject to cost of living adjustments from time to time as may be required by law. The Board of Directors also granted to Mr. Rubin options to purchase 80,000 shares of our common stock at an exercise price equal to $2.00 per share, the closing sales price of the common stock on the NYSE American on the date of grant. The options vest over four years on a quarterly basis in 16 equal increments, subject to certain conditions. Vesting of the options will be accelerated in full upon a Corporate Transaction or a Change in Control, as those terms are defined in our Plan. In addition, contingent upon certain conditions, Mr. Rubin is entitled to a grant of restricted stock units with an aggregate value of $100,000, on an annual basis. Mr. Rubin’s employment agreement is terminable by the Company on 180 days’ written notice for any reason. Mr. Rubin may terminate the agreement on 90 days’ written notice for any reason during its term. We may terminate the Agreement for cause without notice. Mr. Rubin is entitled to be insured by the Company under a Manager’s Policy in lieu of severance, Company contributions towards vocational studies, annual recreational allowances, a company car, a company laptop and a company phone. Mr. Rubin is entitled to 24 working days of vacation.

Amended and Restated 2006 Stock Incentive Plan

Our Board of Directors and our stockholders approved our Plan on December 14, 2006. Since its initial approval, our stockholders have approved amendments to the Plan four times, the last time being on June 7, 2020. Of the 5,725,171 shares reserved for issuance under the Plan, as amended, as of December 31, 2020, there are outstanding options to purchase 2,551,650 shares of our common stock in the aggregate, subject to adjustment for a stock split or any future stock dividend or other similar change in our common stock or our capital structure. As of December 31, 2020, options to acquire 1,493,626 shares of common stock remain available for grant under the amended Plan.

Our amended Plan provides for the grant of stock options, restricted stock, restricted stock units, stock appreciation rights and dividend equivalent rights, collectively referred to as “awards.” Stock options granted under the amended Plan may be either incentive stock options under the provisions of Section 422 of the IRC, or non-qualified stock options. Incentive stock options may be granted only to employees. Awards other than incentive stock options may be granted to employees, directors and consultants. Shares issued in connection with awards other than options or stock appreciation rights shall count as one and one-half (1.5) shares for each share issued for purposes of the number of shares authorized for issuance under the Plan.

The amended Plan is also designed to comply with the provisions of the Israeli Income Tax Ordinance New Version, 1961 (including as amended pursuant to Amendment 132 thereto), or the Tax Ordinance, and is intended to enable us to grant awards to grantees who are Israeli residents as follows: (i) awards to employees pursuant to Section 102 of the Tax Ordinance; and (ii) awards to non-employees pursuant to Section 3(I) of the Tax Ordinance. For this purpose, “employee” refers only to employees, office holders and directors of the Company or a related entity excluding those who are considered “Controlling Stockholders” pursuant to, or otherwise excluded by, the Tax Ordinance. In accordance with the terms and conditions imposed by the Tax Ordinance, grantees who receive awards under the amended Plan may be afforded certain tax benefits in Israel as described below.

Our Board of Directors or the Compensation Committee, referred to as the “plan administrator,” will administer our amended Plan, including selecting the grantees, determining the number of shares to be subject to each award, determining the exercise or purchase price of each award, and determining the vesting and exercise periods of each award.

The exercise price of stock options granted under the Plan must be equal to at least 100% of the fair market value of our common stock on the date of grant; however, in certain circumstances, grants may be made at a lower price to Israeli grantees who are residents of the State of Israel. If, however, incentive stock options are granted to an employee who owns stock possessing more than 10% of the voting power of all classes of our stock or the stock of any parent or subsidiary of the Company, the exercise price of any incentive stock option granted must equal at least 110% of the fair market value on the grant date and the maximum term of these incentive stock options must not exceed five years. The maximum term of all other awards must not exceed 10 years (or five years in the case of an incentive stock option granted to any participant who owns stock representing more than 10% of the voting power of all classes of our stock or the stock of any parent or subsidiary of the Company). The plan administrator will determine the exercise or purchase price (if any) of all other awards granted under the amended Plan.

Under the amended Plan, incentive stock options and options to Israeli grantees may not be sold, pledged, assigned, hypothecated, transferred or disposed of in any manner other than by will or by the laws of descent or distribution and may be exercised during the lifetime of the participant only by the participant. Other awards shall be transferable by will or by the laws of descent or distribution and to the extent and in the manner authorized by the plan administrator by gift or pursuant to a domestic relations order to members of the participant’s immediate family. The amended Plan permits the designation of beneficiaries by holders of awards, including incentive stock options.

If the service of a participant in the amended Plan is terminated for any reason other than cause, the participant may exercise awards that were vested as of the termination date for a period ending upon the earlier of 12 months from the date of termination (or such shorter or longer period set forth in the award agreement) or the expiration date of the awards unless otherwise determined by the plan administrator. If the service of a participant in the amended Plan is terminated for cause, the participant may exercise awards that were vested as of the termination date for a period ending upon the earlier of 14 days from the date of termination (or such shorter or longer period set forth in the award agreement) or the expiration date of the awards unless otherwise determined by the plan administrator.

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

In the event of a change in control, except as otherwise provided in a participant’s award agreement, following a change in control (other than a change in control that also is a corporate transaction) and upon the termination of a participant’s service without cause within 12 months after a change in control, each award of such participant that is outstanding at such time will automatically become fully vested and exercisable immediately upon the participant’s termination. In addition, the stock options and shares of restricted stock issued to each of our Named Executive Officers are subject to accelerated vesting immediately upon a corporate transaction or a change in control of the Company, as defined in our amended Plan.

Under our amended Plan, a corporate transaction is generally defined as:

●	a merger or consolidation in which we are not the surviving entity, except for the principal purpose of changing the Company’s state of incorporation;
●	the sale, transfer or other disposition of all or substantially all of our assets;
●	the complete liquidation or dissolution of the Company;
●	any reverse merger in which we are the surviving entity but our shares of common stock outstanding immediately prior to such merger are converted or exchanged by virtue of the merger into other property, whether in the form of securities, cash or otherwise, or in which securities possessing more than forty percent (40%) of the total combined voting power of our outstanding securities are transferred to a person or persons different from those who held such securities immediately prior to such merger; or
●	acquisition in a single or series of related transactions by any person or related group of persons of beneficial ownership of securities possessing more than fifty percent (50%) of the total combined voting power of our outstanding securities but excluding any such transaction or series of related transactions that the plan administrator determines not to be a corporate transaction (provided however that the plan administrator shall have no discretion in connection with a corporate transaction for the purchase of all or substantially all of our shares unless the principal purpose of such transaction is changing the Company’s state of incorporation).

Under our amended Plan, a change of control is defined as:

●	the direct or indirect acquisition by any person or related group of persons of beneficial ownership of securities possessing more than fifty percent (50%) of the total combined voting power of our outstanding securities pursuant to a tender or exchange offer made directly to our stockholders and which a majority of the members of our Board of Directors (who have generally been on our Board of Directors for at least 12 months) who are not affiliates or associates of the offeror do not recommend stockholders accept the offer; or
●	a change in the composition of our Board of Directors over a period of 12 months or less, such that a majority of our Board members ceases, by reason of one or more contested elections for board membership, to be comprised of individuals who were previously directors of the Company.

Unless terminated sooner, the amended Plan will automatically terminate on December 31, 2028. Our Board of Directors has the authority to amend, suspend or terminate our amended Plan. No amendment, suspension or termination of the amended Plan shall adversely affect any rights under awards already granted to a participant. To the extent necessary to comply with applicable provisions of federal securities laws, state corporate and securities laws, the IRC, the rules of any applicable stock exchange or national market system, and the rules of any non-U.S. jurisdiction applicable to awards granted to residents therein (including the Tax Ordinance), we shall obtain stockholder approval of any such amendment to the Plan in such a manner and to such a degree as required.

Impact of Israeli Tax Law

The awards granted to employees pursuant to Section 102 of the Tax Ordinance under the amended Plan may be designated by us as approved options under the capital gains alternative, or as approved options under the ordinary income tax alternative.

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

Under the amended Plan, we may also grant to employees options pursuant to Section 102(c) of the Tax Ordinance that are not required to be held in trust by a trustee. This alternative, while facilitating immediate exercise of vested options and sale of the underlying shares, will subject the optionee to the marginal income tax rate of up to 50% as well as payments to the National Insurance Institute and health tax on the date of the sale of the shares or options. Under the Plan, we may also grant to non-employees options pursuant to Section 3(I) of the Tax Ordinance. Under that section, the income tax on the benefit arising to the optionee upon the exercise of options and the issuance of common stock is generally due at the time of exercise of the options.

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

Compensation of Directors

The following table sets forth information with respect to compensation of our non-employee directors during fiscal year 2020.

	Fees Earned or	Option
Name	Paid in Cash ($)	Award(s) ($)	Total ($)
Zeev Bronfeld		340,791	340,791
Amos Bar Shalev	40,000	54,591	94,591
David Granot	40,000	54,591	94,591
Aharon Schwartz, Ph.D.	40,000	54,591	94,591
Pol F. Boudes, M.D	40,000	54,591	94,591
Gwen A. Melincoff	40,000	54,591	94,591

The Board of Directors approved a new compensation program for our non-employee directors, commencing as of January 1, 2020. Directors are entitled to a cash payment equal to $40,000 per year, payable quarterly, and were granted options to purchase 40,000 shares of our common stock. The options vest quarterly in 16 equal increments over a four-year period. We granted to the Chairman of the Board an option to purchase 240,000 shares of our common stock, which option vests quarterly in 16 equal increments over a four-year period. As part of the compensation program, the Chairman of the Board of Directors is not entitled to cash compensation. His compensation is limited to equity compensation.

Compensation Committee Interlocks and Insider Participation

No member of our Compensation Committee or any executive officer of the Company or of Protalix Ltd. has a relationship that would constitute an interlocking relationship with executive officers or directors of another entity. No Compensation Committee member is or was an officer or employee of ours or of Protalix Ltd. or had any relationship that constituted a related party transaction. Further, none of our executive officers serves on the Board of Directors or compensation committee of any entity that has one or more executive officers serving as a member of our Board of Directors or Compensation Committee.

Item 12.       Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information, as of April 15, 2021, regarding beneficial ownership of our common stock:

●	each person who is known by us to own beneficially more than 5% of our common stock;
●	each director;
●	each of our executive officers; and
●	all of our directors and executive officers collectively.

Unless otherwise noted, we believe that all persons named in the table have sole voting and investment power with respect to all shares of our common stock beneficially owned by each of them. For purposes of this table, a person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from April 15, 2021 upon exercise of options, warrants and convertible securities. Each beneficial owner’s percentage ownership is determined by assuming that options, warrants and convertible securities that are held by such person (but not those held by any other person) and that are exercisable within such 60 days from such date have been exercised. The information set forth below is based upon information obtained from the beneficial owners, upon information in our possession regarding their respective holdings and upon information filed by the holders with the SEC. The percentages of beneficial ownership are based on 45,382,831 shares of our common stock outstanding as of April 15, 2021.

The address for all directors and officers is c/o Protalix BioTherapeutics, Inc., 2 Snunit Street, Science Park, P.O. Box 455, Carmiel 2161401, Israel.

	Amount and Nature of	Percentage of
Name and Address of Beneficial Owner	Beneficial Ownership	Class (%)
Board of Directors and Executive Officers
Zeev Bronfeld(1)	291,247	*
Dror Bashan(2)	517,927	1.14
Amos Bar Shalev(3)	12,668	*
Pol F. Boudes, M.D.(4)	12,540	*
David Granot(5)	12,500	*
Gwen A. Melincoff(6)	12,500	*
Aharon Schwartz, Ph.D.(7)	76,500	*
Einat Brill Almon, Ph.D.(8)	140,873	*
Yaron Naos(9)	89,203	*
Eyal Rubin(10)	276,146	*
Yael Hayon(11)	24,332	*
All executive officers and directors as a group (11 persons)(12)	1,466,436	3.20
5% Holders
Alfred Akirov(13)	4,525,687	9.55
Angels Investments in Hi-Tech Ltd.(14)	4,724,293	9.99
Dexcel Pharma Technologies Ltd.(15)	4,556,031	10.04
Highbridge Capital Management LLC(16)	5,036,935	9.99
HIR Investments Ltd.(17)	4,208,723	8.88
Psagot Provident Funds and Pension Ltd.(18)	4,724,293	9.99
Burrage Capital Management LLC(19)	2,470,332	5.44
(1)

Consists of 216,247 outstanding shares of our common stock held by EBC Holdings Ltd., an investment company wholly-owned by Mr. Bronfeld, and 75,000 shares of our common stock issuable upon exercise of outstanding options within 60 days of April 15, 2021. Does not include 165,000 shares of our common stock underlying options that will not vest within 60 days of April 15, 2021.

(2)

Consists of 447,927 outstanding restricted shares of our common stock that are subject to forfeiture and 70,000 shares of our common stock issuable upon exercise of outstanding options within 60 days of April 15, 2021. Does not include 90,000 shares of our common stock underlying options that will not vest within 60 days of April 15, 2021.

(3)

Consists of 168 outstanding shares of our common stock and 12,500 shares of our common stock issuable upon exercise of outstanding options within 60 days of April 15, 2021. Does not include 27,500 shares of our common stock underlying options that will not vest within 60 days of April 15, 2021.

(4)

Consists of 40 outstanding shares of our common stock and 12,500 shares of our common stock issuable upon exercise of outstanding options within 60 days of April 15, 2021. Does not include 27,500 shares of our common stock underlying options that will not vest within 60 days of April 15, 2021.

(5)

Consists of 12,500 shares of our common stock issuable upon exercise of outstanding options within 60 days of April 15, 2021. Does not include 27,500 shares of our common stock underlying options that will not vest within 60 days of April 15, 2021.

(6)

Consists of 12,500 shares of our common stock issuable upon exercise of outstanding options within 60 days of April 15, 2021. Does not include 27,500 shares of our common stock underlying options that will not vest within 60 days of April 15, 2021.

(7)

Consists of 64,000 outstanding shares of our common stock and 12,500 shares of our common stock issuable upon exercise of outstanding options within 60 days of April 15, 2021. Does not include 27,500 shares of our common stock underlying options that will not vest within 60 days of April 15, 2021.

(8)

Consists of 18,500 outstanding shares of our common stock and 122,373 shares of our common stock issuable upon exercise of outstanding options within 60 days of April 15, 2021. Does not include 169,622 shares of our common stock underlying options that will not vest within 60 days of April 15, 2021.

(9)

Consists of 19,955 outstanding shares of our common stock and 69,248 shares of our common stock issuable upon exercise of outstanding options within 60 days of April 15, 2021. Does not include 118,408 shares of our common stock underlying options that will not vest within 60 days of April 15, 2021.

(10)

Consists of 246,146 outstanding restricted shares of our common stock that are subject to forfeiture and 30,000 shares of our common stock issuable upon exercise of outstanding options within 60 days of April 15, 2021. Does not include 50,000 shares of our common stock underlying options that will not vest within 60 days of April 15, 2021.

(11)

Consists of 24,332 shares of our common stock issuable upon exercise of outstanding options within 60 days of April 15, 2021. Does not include 105,439 shares of our common stock underlying options that will not vest within 60 days of April 15, 2021.

(12)

Consists of 1,012,983 outstanding shares of our common stock and 453,453 shares of our common stock issuable upon exercise of outstanding options within 60 days of April 15, 2021. Does not include 835,969 shares of our common stock underlying options that will not vest within 60 days of April 15, 2021.

(13)

Based on a Schedule 13G filed by Alfred Akirov on March 30, 2020. Consists of 2,513,615 outstanding shares of our common stock and 2,012,072 shares of our common stock issuable upon exercise of outstanding warrants within 60 days of April 15, 2021, in the aggregate, held by Alrov Properties & Lodgings Ltd., or Alrov Properties, Technorov Holdings (1993) Ltd., or Technorov, and Alrov Holdings Technologies Ltd., or Alrov Technologies. Mr. Akirov is the majority shareholder, and Chairman of the Board of each of Alrov Properties, which is listed on the Tel Aviv Stock Exchange, and the subsidiaries of Alrov Properties, Technorov and Alrov Technologies, and, accordingly, in the normal course of business has the power to direct the voting and disposition decisions of such entities, all subject to the Israeli law provision in regards to a public company. Mr. Akirov’s principal business office is at The Alrov Tower, 46 Rothschild Boulevard, Tel Aviv 66883, Israel.

(14)

Based on a Schedule 13G filed by Angels Investments on February 8, 2021 for December 31, 2020. Consists of 2,816,901 outstanding shares of our common stock and 1,907,392 shares of our common stock issuable upon exercise of outstanding warrants within 60 days of April 15, 2021 held by Angels Investments. Marius Nacht is the sole shareholder and director of Angel Investments, and, accordingly, may be deemed to have beneficial ownership (as determined under Section 13(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act) of such shares held by Angels Investments. The warrants are subject to a blocker provision pursuant to which the holder of the warrants cannot exercise the warrants to the extent that the reporting persons would beneficially own, after any such exercise, more than 9.99% of the outstanding shares of our common stock. The disclosed holdings do not include all of the shares issuable upon exercise of all of the warrants held due to the blocker provision. The principal business office of Angels Investments is 42 Brendeis Street, Tel Aviv 6200157, Israel.

(15)

Based on a Schedule 13G filed by Dexcel Pharma Technologies Ltd., or Dexcel, on February 16, 2021 for February 12, 2021. Consists of 4,556,031 outstanding shares of our common stock held by Dexcel. Dan Oren is the Executive Chairman and ultimately the sole shareholder of Dexcel. Accordingly, Dan Oren may be deemed to have investment control over the securities owned directly by Dexcel and, accordingly, may be deemed to have beneficial ownership (as determined under Section 13(d) of the Securities Exchange Act of 1934, as amended) of such shares. The principal business office of Dexcel is 1 Dexcel Street, Or Akiva 30600000, Israel.

(16)

Based on a Schedule 13G\A filed by Highbridge Capital Management LLC, or Highbridge, on February 12, 2021 for December 31, 2020. Consists of 5,036,935 shares of our common stock issuable upon conversion of convertible notes and exercise of outstanding warrants within 60 days of April 15, 2021, held by Highbridge Tactical Credit. Highbridge, as the trading manager of Highbridge Tactical Credit, and Highbridge Tactical Credit may be deemed to be the beneficial owner of such shares. The notes and warrants are subject to a blocker provision pursuant to which the holder of each of the notes and warrants cannot convert the notes or exercise the warrants to the extent that the reporting persons would beneficially own, after any such conversion or exercise, more than 9.99% of the outstanding shares of our common stock. The disclosed holdings do not include all of the shares issuable upon conversion of all of the convertible notes or exercise of all of the warrants held due to the blocker provision. The principal business office of Highbridge is 40 West 57th Street, 32nd Floor, New York, New York 10019.

(17)

Consists of 2,196,651 outstanding shares of our common stock and 2,012,072 shares of our common stock issuable upon exercise of outstanding warrants within 60 days of April 15, 2021, in the aggregate, held by HIR and by Mr. Chinar personally, including in joint tenancy with his spouse. Mr. Chinar is the managing director and sole shareholder of HIR, and, accordingly, has the power to direct the voting and disposition decisions of HIR and thus may be deemed to have beneficial ownership (as determined under Section 13(d) of the Exchange Act) of such shares held by HIR. The principal business office of HIR is Flat No. 303, Al-Shamal Building, Al-Khor Street, Goldsuq, Deira, Dubai, UAE.

(18)

Consists of 2,816,901 outstanding shares of our common stock, and 1,907,392 shares of our common stock issuable upon exercise of outstanding warrants within 60 days of April 15, 2021, in the aggregate held collectively by a number of funds managed by Psagot Provident Funds and Pension Ltd., or Psagot. The warrants are subject to a blocker provision pursuant to which the holder of the warrants cannot exercise the warrants to the extent that the reporting persons would beneficially own, after any such exercise, more than 9.99% of the outstanding shares of our common stock. The disclosed holdings do not include all of the shares issuable upon exercise of all of the warrants held due to the blocker provision. The principal business office of Psagot is Ehad Ha’Am Street 14, Tel Aviv-Yafo, Israel.

(19)

Based on a Schedule 13G filed by Burrage Capital Management LLC on February 12, 2021 for December 4, 2020. Consists of 2,470,332 outstanding shares of our common stock held by Burrage Capital. The address of Burrage Capital is 314 Commonwealth Ave, #4, Boston, MA 02115.

Item 13.       Certain Relationships and Related Transactions, and Director Independence

All related party transactions are reviewed and approved by the Audit and Finance Committee, as required by the Audit and Finance Committee Charter.

There were no transactions during the last two fiscal years, or any currently proposed transaction, in which we were or are to be a participant and in which the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years.

Director Independence

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

Independent Directors

We believe a majority of the members of our Board of Directors are independent from management. When making determinations from time to time regarding independence, the Board of Directors will reference the listing standards adopted by the NYSE American as well as the independence standards set forth in the Sarbanes-Oxley Act of 2002, or the SOX, and the rules and regulations promulgated by the SEC under that Act, as well as other factors which could assist our Board of Directors and its committees in determining that a director will have no material relationship with us that could compromise that director’s independence.

Our Board of Directors has determined that Mr. Bronfeld, Mr. Bar Shalev, Mr. Granot, Ms. Melincoff, Dr. Boudes and Dr. Schwartz are “independent” pursuant to the rules of the NYSE American.

The position of chairman of the board is not held by our chief executive officer at this time. The Board of Directors does not have a policy mandating the separation of these functions. We believe it is in our best interest that Mr. Bronfeld serve as the chairman of our Board of Directors. This decision was based on Mr. Bronfeld’s experience in the healthcare industry in Israel and globally and his years of experience serving on the Board of Directors of public and private companies. Our non-management directors hold formal meetings, separate from management, at least twice per year.

Item 14.        Principal Accountant Fees and Services

The following table sets forth fees billed to us by Kesselman & Kesselman, Certified Public Accountant (lsr.), a member of PricewaterhouseCoopers International Limited, our independent registered public accounting firm, during the fiscal years ended December 31, 2020 and 2019 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements; (ii) services by our independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees; (iii) services rendered in connection with tax compliance, tax advice and tax planning; and (iv) all other fees for services rendered.

	Year Ended December 31,
	2020	2019
Audit Fees	$243,000	$207,000
Audit Related Fees	—	—
Tax Fees	$36,000	$36,000
All Other Fees	—	—

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

Our Audit and Finance Committee has the sole authority to approve the scope of the audit and any audit- related services, as well as all audit fees and terms. The Audit and Finance Committee must pre-approve any audit and non-audit services provided by our independent registered public accounting firm. The Audit and Finance Committee will not approve the engagement of the independent registered public accounting firm to perform any services that the independent registered public accounting firm would be prohibited from providing under applicable laws, rules and regulations, including those of self-regulating organizations. The Audit and Finance Committee will approve permitted non-audit services by our independent registered public accounting firm only if it determines that using a different firm to perform such services will be more effective or economical. The Audit and Finance Committee annually reviews and pre-approves the statutory audit fees that can be provided by the independent registered public accounting firm.

PART IV

Item 15.       Exhibits and Financial Statement Schedules

1. Financial Statements and Schedules. Our consolidated financial statements, notes thereto, and schedules, required to be filed in our Annual Report on Form 10-K are included in the Original Filing.

2. Exhibits. The exhibits required to be filed by Item 15 are set forth in, and filed with or incorporated by reference in the Original Filing. The exhibits listed in the exhibit index below set forth additional exhibits required to be filed with this Amendment and are filed as part of this Annual Report on Form 10-K/A.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of April 30, 2021.

PROTALIX BIOTHERAPEUTICS, INC.

By:	/s/ Dror Bashan
Dror Bashan

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

	/s/ Dror Bashan	President, Chief Executive Officer	April 30, 2021
	Dror Bashan	(Principal Executive Officer) and Director

	/s/ Eyal Rubin	Chief Financial Officer, Treasurer and	April 30, 2021
	Eyal Rubin	Secretary (Principal Financial
and Accounting Officer)

	/s/ *	Chairman of the Board	April 30, 2021
Zeev Bronfeld

	/s/ *	Director	April 30, 2021
Amos Bar Shalev

	/s/ *	Director	April 30, 2021
Pol F. Boudes, M.D.

	/s/ *	Director	April 30, 2021
David Granot

	/s/ *	Director	April 30, 2021
Gwen A. Melincoff

	/s/ *	Director	April 30, 2021
Aharon Schwartz, Ph.D.

*By:	/s/ Dror Bashan
Dror Bashan