Form 10-Q
period 2021-03-31
Protalix BioTherapeutics, Inc.
filed 2021-05-14
CIK 1006281

fFFAS

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

(201)-696-9345

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	⌧	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No   ☒

On May 10, 2021, approximately 45,382,831 shares of the Registrant’s common stock, $0.001 par value, were outstanding.

FORM 10-Q

		Page
	PART I – FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets (Unaudited) – As of March 31, 2021 and December 31, 2020	2
	Condensed Consolidated Statements of Operations (Unaudited) – For the Three Months Ended March 31, 2021 and 2020	3
	Condensed Consolidated Statements of Changes in Stockholders’ equity (Capital Deficiency) (Unaudited) – For the Three Months Ended March 31, 2021 and 2020	4
	Condensed Consolidated Statements of Cash Flows (Unaudited) – For the Three Months Ended March 31, 2021 and 2020	5
	Notes to Condensed Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26
Item 4.	Controls and Procedures	26
	PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	28
Item 1A.	Risk Factors	28
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	52
Item 3.	Defaults Upon Senior Securities	52
Item 4.	Mine Safety Disclosures	52
Item 5.	Other Information	52
Item 6.	Exhibits	52
Signatures		55

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

PROTALIX BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands)

(Unaudited)

	March 31, 2021	December 31, 2020

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$19,830	$18,265
Short-term bank deposits	50,600	20,280
Accounts receivable – Trade	4,599	2,000
Other assets	1,754	2,096
Inventories	13,915	13,082
Total current assets	$90,698	$55,723

NON-CURRENT ASSETS:
Funds in respect of employee rights upon retirement	$1,776	$1,799
Property and equipment, net	4,828	4,845
Operating lease right of use assets	5,490	5,567
Total assets	$102,792	$67,934

LIABILITIES AND STOCKHOLDERS’ EQUITY (NET OF CAPITAL DEFICIENCY)

CURRENT LIABILITIES:
Accounts payable and accruals:
Trade	$6,376	$7,221
Other	15,167	13,926
Operating lease liabilities	1,386	1,420
Contracts liability	2,560	5,394
Convertible notes	55,372	54,427
Promissory note		4,086
Total current liabilities	$80,861	$86,474

LONG TERM LIABILITIES:
Contracts liability	858	1,716
Liability for employee rights upon retirement	2,224	2,263
Operating lease liabilities	4,319	4,467
Other long term liabilities	26	51
Total long term liabilities	$7,427	$8,497
Total liabilities	$88,288	$94,971

STOCKHOLDERS’ EQUITY (CAPITAL DEFICIENCY)	14,504	(27,037)
Total liabilities and stockholders’ equity (net of capital deficiency)	$102,792	$67,934

The accompanying notes are an integral part of the condensed consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(U.S. dollars in thousands, except share and per share data)

(Unaudited)

	Three Months Ended
	March 31, 2021	March 31, 2020
REVENUES FROM SELLING GOODS	$4,511		$5,031
REVENUES FROM LICENSE AND R&D SERVICES	6,809		16,615
TOTAL REVENUE	11,320		21,646
COST OF GOODS SOLD (1)	(4,765)		(3,426)
RESEARCH AND DEVELOPMENT EXPENSES, NET (2)	(7,122)		(10,340)
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (3)	(3,138)		(3,187)
OPERATING INCOME (LOSS)	(3,705)		4,693
FINANCIAL EXPENSES	(2,156)		(3,229)
FINANCIAL INCOME	335		203
FINANCIAL EXPENSES – NET	(1,821)		(3,026)
OTHER INCOME	51
NET INCOME (LOSS) FOR THE PERIOD	$(5,475)		$1,667
EARNINGS (LOSS) PER SHARE OF COMMON STOCK – BASIC AND DILUTED	$(0.14)		$0.10
WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK
USED IN COMPUTING EARNINGS (LOSS) PER SHARE – BASIC AND DILUTED	39,933,972		17,381,074
(1) Includes share-based compensation	$109	$
(2) Includes share-based compensation	$210		$78
(3) Includes share-based compensation	$497		$353

The accompanying notes are an integral part of the condensed consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ EQUITY (CAPITAL DEFICIENCY)

(U.S. dollars in thousands, except share data)

(Unaudited)

			Additional
	Common	Common	Paid-In	Accumulated
	Stock (1)	Stock	Capital	Deficit	Total
	Number of
	Shares	Amount
Balance at January 1, 2020	14,838,213	$15	$270,492	$(340,829)	$(70,322)
Changes during the three-month period ended March 31, 2020:
Issuance of common stock and warrants, net of issuance cost	17,604,423	18	41,325		41,343
Note receivable from issuance of common stock and warrants			(4,000)		(4,000)
Share-based compensation			431		431
Net income for the period				1,667	1,667
Balance at March 31, 2020	32,442,636	$33	$308,248	$(339,162)	$(30,881)
Balance at January 1, 2021	34,765,280	$35	$320,280	$(347,352)	$(27,037)
Changes during the three-month period ended March 31, 2021:
Issuance of common stock, net of issuance cost	8,749,999	9	37,616		37,625
Issuance of common stock under the Sales Agreement, net	1,867,552	2	8,573		8,575
Share-based compensation related to stock options			510		510
Share-based compensation related to restricted stock awards			306		306
Net loss for the period				(5,475)	(5,475)
Balance at March 31, 2021	45,382,831	$46	$367,285	$(352,827)	$14,504

(1) Common stock, $0.001 par value; Authorized – as of March 31, 2021 and 2020 - 120,000,000 shares.

The accompanying notes are an integral part of the condensed consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

(Unaudited)

	Three Months Ended
	March 31, 2021	March 31, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(5,475)	$1,667
Adjustments required to reconcile net income (loss) to net cash used in operating activities:
Share-based compensation	816	431
Depreciation	286	376
Financial income, net (mainly exchange differences)	(168)	(241)
Changes in accrued liability for employee rights upon retirement	42	44
Loss (gain) on amounts funded in respect of employee rights upon retirement	(14)	59
Gain on sale of fixed assets	(51)
Amortization of debt issuance costs and debt discount	945	820
Changes in operating assets and liabilities:
Decrease in contracts liability (including non-current portion)	(3,692)	(7,171)
Increase in accounts receivable and other assets	(2,282)	(4,091)
Changes in right of use assets	42	10
Increase in inventories	(833)	(1,333)
Increase in accounts payable and accruals	575	2,611
Decrease in other long term liabilities	(25)	(299)
Net cash used in operating activities	$(9,834)	$(7,117)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of bank deposits	$(37,835)	$(35,000)
Proceeds from sale of short-term deposits	7,500
Purchase of property and equipment	(386)	(66)
Proceeds from sale of property and equipment	53
Decrease in restricted deposit	12	22
Amounts funded in respect of employee rights upon retirement, net	(28)	(35)
Net cash used in investing activities	$(30,684)	$(35,079)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net payment for promissory note	$(4,086)
Proceeds from issuance of common stock and warrants, net	37,625	$38,607
Proceeds from issuance of common stock under the Sales Agreement, net	8,575
Net cash provided by financing activities	$42,114	$38,607
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	$(31)	$(37)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,565	(3,626)
BALANCE OF CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	18,265	17,792
BALANCE OF CASH AND CASH EQUIVALENTS AT END OF PERIOD	$19,830	$14,166

The accompanying notes are an integral part of the condensed consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

(Unaudited)

(Continued) – 2

	Three Months Ended
	March 31, 2021	March 31, 2020
SUPPLEMENTARY INFORMATION ON INVESTING AND FINANCING ACTIVITIES NOT INVOLVING CASH FLOWS:
Purchase of property and equipment	$202	$147
Right of use assets obtained in exchange for new operating lease liabilities	$122	$233
Note receivable from issuance of common stock and warrants, net of issuance cost		$2,736

SUPPLEMENTARY DISCLOSURE ON CASH FLOWS
Interest received	$136

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

The most advanced investigational drug in the Company’s product pipeline is pegunigalsidase alfa, or PRX-102, a therapeutic protein candidate for the treatment of Fabry disease, a rare, genetic lysosomal disorder. A BLA for PRX-102 for the treatment of adult patients with Fabry disease was submitted to the U.S. Food and Drug Administration (the “FDA”) on May 27, 2020 under the FDA’s Accelerated Approval pathway, which was subsequently accepted by the FDA and granted Priority Review designation. The FDA also indicated in its BLA filing communication letter that it did not plan to hold an advisory committee meeting to discuss the application. On April 28, 2021, the Company, together with its development and commercialization partner for PRX-102, Chiesi Farmaceutici S.p.A. (“Chiesi”), announced that they received a Complete Response Letter (CRL) from the FDA regarding the BLA. The CRL did not report any concerns relating to the potential safety or efficacy of PRX-102 in the submitted data package.

In the CRL, the FDA noted that an inspection of Protalix’s manufacturing facility in Carmiel, Israel, including the FDA’s subsequent assessment of any related FDA findings, is required before the FDA can approve the BLA. Due to travel restrictions, the FDA was unable to conduct the required inspection during the review cycle. The FDA explained in the letter that it will continue to monitor the public health situation as well as travel restrictions, and is actively working to define an approach for scheduling outstanding inspections. With respect to the third-party facility in Europe at which fill and finish processes are performed for PRX-102, due to the novel coronavirus disease, or COVID-19, the FDA reviewed records under Section 704(a)(4) of the Federal Food, Drug, and Cosmetic Act in lieu of a pre-licensing inspection. In the CRL, the FDA stated that it will communicate remaining issues to the facility in order to seek prompt resolution of any pending items.

In addition to the foregoing, in the CRL, the FDA noted that agalsidase beta (Fabrazyme®), a therapy used to treat Fabry patients, was recently converted to full approval which must be addressed in the context of any potential resubmission seeking accelerated approval of PRX-102. The Company intends to work collaboratively with the FDA to identify the most expeditious pathway to approval, including accelerated approval. Protalix remains confident that it will be able to work with the FDA to resolve these issues and provide a new, alternative drug to Fabry patients. The Company intends to request a Type-A meeting with the FDA, and will provide further updates on next steps after this meeting; however, the Company cannot anticipate the timing of such a meeting nor the additional steps that may be required in connection with any potential resubmission.

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

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

On February 17, 2021, the Company issued and sold 8,749,999 shares of its common stock, par value $0.001 per share (the “Common Stock”), in an underwritten public offering raising gross proceeds of approximately $40.2 million at a price equal to $4.60 per share, before deducting the underwriting discount and estimated expenses of the offering. BofA Securities, Inc. (“BofA Securities”) acted as book-running manager for the offering with Oppenheimer & Co. acting as co-manager.

On March 29, 2021, the Company made a payment of approximately $4.0 million to Pfizer Inc. (“Pfizer”) satisfying the outstanding promissory note payable to Pfizer in full.

On October 1, 2020, the Company entered into an ATM Equity OfferingSM Sales Agreement (the “Sales Agreement”) with BofA Securities as the Company’s sales agent (the “Agent”). Pursuant to the terms of the Sales Agreement, the Company may sell from time to time through the Agent shares of Common Stock having an aggregate offering price of up to $30.0 million (the “ATM Shares”). During 2021 to date, the Company sold 1,867,552 ATM Shares for gross proceeds of $8.8 million. As of the issuance date of the financial statements, the Company has the right to raise an additional $16.2 million of capital under the Sales Agreement.

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

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

to 35% of its net sales, depending on the amount of annual sales outside of the United States, as consideration for product supply. Under the Chiesi US Agreement, Chiesi is required to make tiered payments of 15% to 40% of its net sales, depending on the amount of annual sales in the United States, as consideration for product supply.

Subsequent to March 31, 2021, the Company signed a binding term sheet with Chiesi, pursuant to which the parties reached certain agreements including a $10.0 million payment by Chiesi prior to June 30, 2021 in exchange for the reduction of a longer-term regulatory milestone payment set forth in the Chiesi EX-US Agreement by $25.0 million. All other regulatory and commercial milestone payments remain unchanged.

Since its approval by the FDA, taliglucerase alfa has been marketed by Pfizer in accordance with the Pfizer Agreement. In October 2015, Protalix Ltd. and Pfizer entered into an amended exclusive license and supply agreement (the “Amended Pfizer Agreement”) pursuant to which the Company sold to Pfizer its share in the collaboration created under the Pfizer Agreement for the commercialization of Elelyso. As part of the sale, the Company agreed to transfer its rights to Elelyso in Israel to Pfizer while gaining full rights to it in Brazil. Under the Amended Pfizer Agreement, Pfizer is entitled to all of the revenues, and is responsible for 100% of expenses globally for Elelyso, excluding Brazil where the Company is responsible for all expenses and retains all revenues.

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

COVID-19, which was declared by the World Health Organization to be a global pandemic on March 11, 2020, has had numerous adverse effects on the global economy. To date, the Company’s clinical trials have not been adversely affected by COVID-19, although certain practices the Company has adopted in its offices and facilities in an effort to promote social distancing have resulted in minor delays in the performance of administrative activities outside of the clinical programs. We continue to face uncertainty as to the degree and duration of that impact going forward. The Company does not know the length of time that the pandemic and related disruptions will continue, the impact of governmental regulations or easement of regulations in response to the strengthening or weakening of the pandemic, or the degree of overall potentially permanent changes in consumer behavior that may be caused by the pandemic.

The Company believes that its cash and cash equivalents and bank deposits as of March 31, 2021 are sufficient to satisfy the Company’s capital needs for at least 12 months from the date that these financial statements are issued. The Company expects that such cash and cash equivalents and bank deposits will be sufficient to satisfy the full payment of the principal amount of the Company’s 7.50% convertible secured promissory notes due November 15, 2021 equal to $57.9 million, unless the notes are refinanced, restructured or converted before that date.

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

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2020, filed by the Company with the U.S. Securities and Exchange Commission (the “Commission”). The comparative balance sheet at December 31, 2020 has been derived from the audited financial statements at that date. There have been no material changes in our significant accounting policies as described in our consolidated financial statements for the year ended December 31, 2020.

c.	Earnings (loss) per share

Basic and diluted loss per share (“LPS”) are computed by dividing net loss by the weighted average number of shares of the Company’s Common Stock attributable to common stockholders outstanding for each period. The calculation of diluted LPS does not include 10,694,517 and 26,769,693 shares of Common Stock underlying outstanding options and shares of Common Stock issuable upon conversion of outstanding convertible notes and outstanding warrants for the three months ended March 31, 2020 and 2021, respectively, because their effect would be anti-dilutive.

d.	Revenue recognition

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

NOTE 2 - INVENTORIES

Inventories at March 31, 2021 and December 31, 2020 consisted of the following:

	March 31,	December 31,
(U.S. dollars in thousands)	2021	2020
Raw materials	$3,427	$3,347
Work in progress	2,273	2,887
Finished goods	8,215	6,848
Total inventory	$13,915	$13,082

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

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The fair value of the financial instruments included in the working capital of the Company is usually identical or close to their carrying value.

As of March 31, 2021, the carrying amounts of short-term deposits approximate their fair values due to the stated interest rates, which approximate market rates.

The fair value of the $57.9 million aggregate principal amount of the Company’s outstanding 7.50% 2021 Notes as of March 31, 2021 is approximately $59.8 million based on a Level 3 measurement.

The Company prepared a valuation of the fair value of the Company’s outstanding 2021 Notes (a Level 3 valuation) as of March 31, 2021. The value of these notes was estimated by implementing the binomial model. The liability component was valued based on the Income Approach. The following parameters were used:

2021 Notes
Stock price (USD)	4.46
Expected term	0.63
Risk free rate	0.05%
Volatility	71.89%
Yield	11.54%

NOTE 4 – REVENUES

The following table summarizes the Company’s disaggregation of revenues:

	Three Months Ended March 31,
(U.S. dollars in thousands)	2021	2020
Pfizer	$4,511	$2,016
Brazil	$—	$3,015
Total revenues from selling goods	$4,511	$5,031
Revenues from license and R&D services	$6,809	$16,615

During the three months ended March 31, 2020, the Company recorded revenue in the amount of $6.7 million following a change in estimate of the total costs expected to be incurred in connection with the Chiesi Agreements.

NOTE 5 – PROMISSORY NOTE

In September 2020, the Company amended the outstanding $4.3 million promissory note payable to Pfizer by November 2020 to extend the maturity date to the earlier of (a) January 31, 2022 and (b) the date that the Company receives any milestone payment from Chiesi, if at all, subject to certain conditions and exceptions. The amendment also required that the Company make a payment of $430,000 to Pfizer. The payment was creditable against the principal amount of the note, in whole or in part, if the Company was to satisfy the note in full on or prior to September 30, 2021, depending on the date the note is satisfied. On March 29, 2021, the Company made a payment of approximately $4.0 million to Pfizer satisfying the note in full.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
AND RISK FACTORS SUMMARY

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the consolidated financial statements and the related notes included elsewhere in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2020. Some of the information contained in this discussion and analysis, particularly with respect to our plans and strategy for our business and related financing, includes forward-looking statements within the meanings of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, including statements regarding expectations, beliefs, intentions or strategies for the future. When used in this report, the terms “anticipate,” “believe,” “estimate,” “expect,” “can,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” and words or phrases of similar import, as they relate to our company or our management, are intended to identify forward-looking statements. We intend that all forward-looking statements be subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance, and we undertake no obligation to update or revise, nor do we have a policy of updating or revising, any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, except as may be required under applicable law. Forward-looking statements are subject to many risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements as a result of several factors including those set forth under “Risk Factors” in this Quarterly Report on Form 10-Q.

Examples of the risks and uncertainties include, but are not limited to, the following:

●risks related to the timing and progress of the preparation of an updated BLA addressing the CRL;

●risks related to the timing, progress and likelihood of final approval by the FDA of a resubmitted BLA for PRX-102 and, if approved, whether the use of PRX-102 will be commercially successful;
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
●risks relating to our ability to make required payments under our outstanding convertible notes or any other indebtedness as they come due and our ability to obtain additional financing and raise capital as necessary should the regulatory approval process become more extended;
●risks associated with the COVID-19 outbreak, which may adversely impact our business, preclinical studies and clinical trials;
●risks relating to our evaluation and pursuit of strategic alternatives;

●risks relating to our ability to manage our relationship with our collaborators, distributors or partners;

●risks relating to changes to interim, topline or preliminary data from clinical trials that we announce or publish;

●risks related to any transactions we may effect in the public or private equity markets to raise capital to finance future research and development activities, general and administrative expenses and working capital;

●risk of significant lawsuits, including stockholder litigation, which is common in the life sciences sector;

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

Recent Company Developments

●On May 13, 2021, we signed a binding term sheet with Chiesi pursuant to which we amended the Chiesi Agreements in order to provide us with near-term capital. Chiesi agreed to make a $10.0 million milestone payment to us before the end of the second quarter in exchange for a $25.0 million reduction in a longer term regulatory milestone payment in the Chiesi EX-US Agreement. All other regulatory and commercial milestone payments remain unchanged. We also agreed to negotiate certain manufacturing related matters.
●On April 28, 2021, we, together Chiesi, announced the receipt from the FDA of a CRL in response to the PRX-102 BLA.
●On February 23, 2021, we, together with Chiesi, announced positive topline results from our phase III BRIGHT clinical trial of PRX-102 for the treatment of Fabry disease, or the BRIGHT study, designed to evaluate the safety, efficacy and pharmacokinetics of PRX-102 treatment, 2 mg/kg every four weeks, in up to 30 patients with Fabry disease previously treated with a commercially available ERT (agalsidase alfa – Replagal® or agalsidase beta – Fabrazyme®).
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

In June 2020, after local directives allowed more flexibility with respect to social interactions, we returned to a regular work day. Since then, as the pandemic’s effect locally continued to change, and local Israeli directives continued to evolve to address the changing effects, we returned temporarily to the two-shift work day schedule and to again encourage employees that are able to work from home to do so for parts of September 2020. Our facility currently operates on a regular schedule with adherence to local guidelines.

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

Plant Cell Production Advantages

Plant Cell in Suspension Expression System for Therapeutic Proteins Development and Industrial Production: Executive Summary

Product Pipeline

Pegunigalsidase Alfa (PRX-102) for the Treatment of Fabry Disease

PRX-102 is our lead product candidate and we expect it to be the primary subject of our development efforts in the short-term. It is our proprietary, investigational, plant cell culture expressed enzyme, and a chemically modified stabilized version of, the recombinant α-Galactosidase-A protein, a lysosomal enzyme, under development for the treatment of Fabry disease. Fabry disease is a serious life-threatening rare genetic disorder. Fabry patients lack α-galactosidase-A resulting in the progressive accumulation of abnormal deposits of a fatty substance called globotriaosylceramide, or Gb3, in blood vessel walls throughout their body. The abnormal storage of Gb3 increases with time and, as a result, Gb3 accumulates, primarily in the blood and in the blood vessel walls. The accumulation leads to a narrowing of the blood vessels, which in turn leads to decreased blood flow and tissue nourishment. The ultimate consequences of Gb3 deposition range from episodes of pain and impaired peripheral sensation to end-organ failure, particularly of the kidneys, but also of the heart and the cerebrovascular system. Fabry disease occurs in one person per 40,000 to 60,000 males. The global market for Fabry disease is forecasted to be approximately $1.9 billion in 2021 (Global Data) and to continue to grow at a CAGR of approximately 9.5% (Global Data).

A BLA for PRX-102 for the treatment of adult patients with Fabry disease was submitted to the FDA on May 27, 2020 under the FDA’s Accelerated Approval pathway, which was subsequently accepted by the FDA and granted Priority Review designation. As discussed above, on April 28, 2021, we, together with Chiesi, announced the receipt of a CRL from the FDA regarding the BLA.

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

The CRL did not report any concerns relating to the potential safety or efficacy of PRX-102 in the submitted data package.

In the CRL, the FDA noted that an inspection of Protalix’s manufacturing facility in Carmiel, Israel, including a subsequent assessment of any related FDA findings, is required before the FDA can approve the BLA. Due to travel restrictions, the FDA was unable to conduct the required inspection during the review cycle. The FDA explained in the letter that it will continue to monitor the public health situation as well as travel restrictions, and is actively working to define an approach for scheduling outstanding inspections. With respect to the third-party facility in Europe at which fill and finish processes are performed for PRX-102, due to COVID-19, the FDA reviewed records under Section 704(a)(4) of the Federal Food, Drug, and Cosmetic Act in lieu of a pre-licensing inspection. In the CRL, the FDA stated that it will communicate remaining issues to the facility in order to seek prompt resolution of any pending items.

In addition to the foregoing, in the CRL, the FDA noted that Fabrazyme, a therapy used to treat Fabry patients, was recently converted to full approval which must be addressed in the context of any potential resubmission seeking accelerated approval of PRX-102. Protalix intends to work collaboratively with the agency to identify the most expeditious pathway to approval, including accelerated approval. We remain confident that we will be able to work with the FDA to resolve these issues and provide a new, alternative drug to Fabry patients. We intend to request a Type-A meeting with the FDA, and will provide further updates on next steps after the meeting; however, we cannot anticipate the timing of such a meeting nor the additional steps that may be required in connection with any potential resubmission.

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

Key Trials and Design

Our phase III clinical program of PRX-102 for the treatment of Fabry disease includes three individual studies; the BALANCE, BRIDGE and BRIGHT studies. Enrollment has been completed in all three studies. In 2015, we completed a phase I/II clinical trial of PRX-102. Patients that completed the phase I/II clinical trial were offered the opportunity to continue PRX-102 treatment as part of a long-term extension study. In the phase III clinical program, we are studying two alternative doses and regimens for PRX-102; 1 mg/kg every two weeks, with the potential for improved efficacy and safety offering a potential alternative to existing enzyme replacement therapies, and 2 mg/kg every four weeks, which has the potential to lower treatment burden versus existing treatments and potentially provide a better quality of life for a subset of Fabry patients. Final results from the BRIDGE study were released in December 2020 and topline results from the BRIGHT study were released in February 2021. We expect to announce interim data from the BALANCE study by the end of the first half of 2021.

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

We intend to conduct an interim analysis when the last patient reaches 12 months of treatment to test for non-inferiority to support anticipated regulatory filings with the EMA. Patients enrolled in the BALANCE study will continue to be treated for a total of 24 months, at which point the data will be analyzed to test for superiority. If the anticipated BLA filing results in an approval from the FDA under the Accelerated Approval pathway, this analysis will also be used to support converting the accelerated approval into a full approval. We anticipate announcing interim results from our BALANCE study in the first half of 2021.

Phase III BRIDGE Study

The BRIDGE study was a 12-month open-label, single arm switch-over study evaluating the safety and efficacy of pegunigalsidase alfa, 1 mg/kg infused every two weeks, in up to 22 Fabry patients. The trial, which is was completed in December 2019, enrolled patients then being treated with agalsidase alfa, marketed by Takeda Pharmaceutical Company Limited (formerly Shire Plc) as Replagal®, for at least two years and on a stable dose for at least six months. Patients were screened and evaluated over three months while continuing Replagal treatment. Following the screening period, each patient was enrolled and switched from Replagal treatment to receive intravenous (IV) infusions of PRX-102 1 mg/kg every two weeks for 12 months.

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

Phase III BRIGHT Study

The phase III BRIGHT clinical trial of PRX-102 for the treatment of Fabry disease, or the BRIGHT study, was a 12-month, open-label, switch-over study designed to evaluate the safety, efficacy and pharmacokinetics of PRX-102 via IV infusions of 2 mg/kg administered every 4 weeks. The trial, which was completed in June 2020, enrolled up to 30 patients with Fabry disease previously treated with a commercially available ERT (Fabrazyme or Replagal), for at least three years and on a stable dose administered every two weeks. To determine eligibility for participation in the study, candidates were screened to identify and select Fabry patients with stable kidney disease. Patients who matched the criteria were enrolled in the study and switched from their current treatment of IV infusions every 2 weeks to 2 mg/kg of PRX-102 every 4 weeks for 12 months. Patients participating in the study were evaluated, among other disease parameters, to determine if their kidney disease had not further deteriorated while being treated with the 4-week dosing regimen as measured by eGFR and Lyso-Gb3, as well as other parameters. In addition, participating patients were evaluated to assess the safety and tolerability of PRX-102.

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

Results show that Lyso-Gb3 levels decreased approximately 90% from baseline. Renal function remained stable with mean eGRF levels of 108.02 and 107.20 at baseline and 24 months, respectively, with a modest annual eGFR slope of -2.1. An improvement across all the gastrointestinal symptoms evaluated, including severity and frequency of abdominal pain and frequency of diarrhea, was noted. Cardiac parameters, including LVM, LVMI and EF, remained stable with no cardiac fibrosis development detected. In conclusion, an improvement of over 40% in disease severity was shown as measured by the Mainz Severity Score Index, or MSSI, a score compiling the different elements of the disease severity including neurological, renal and cardiovascular parameters. In addition, an improvement was noted in each of the individual parameters of the MSSI.

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

Commercialization Agreements with Chiesi Farmaceutici

We have entered into two exclusive global licensing and supply agreements for PRX-102 for the treatment of Fabry disease with Chiesi. The agreements have significant revenue potential for Protalix. Under the agreements, Protalix Ltd. has received $50.0 million in upfront payments and was entitled to development cost reimbursements of up to $45.0 million, up to more than $1.0 billion in potential milestone payments and tiered royalties of 15% - 35% (ex-US) and 15% - 40% (US). To date, Protalix Ltd. has received the complete amount of development costs to which it is entitled under the two Agreements.

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

On July 23, 2018, Protalix Ltd. entered into the Chiesi US Agreement with respect to the development and commercialization of PRX-102 in the United States. Protalix Ltd. received an upfront, non-refundable, non-creditable payment of $25.0 million from Chiesi and was entitled to additional payments of up to a maximum of $20.0 million to cover development costs for PRX-102, subject to a maximum of $7.5 million per year. Protalix Ltd. is also eligible to receive additional payments of up to a maximum of $760.0 million, in the aggregate, in regulatory and commercial milestone payments. Chiesi is also required to make tiered payments of 15% to 40% of its net sales under the Chiesi US Agreement to Protalix Ltd., depending on the amount of annual sales, subject to certain terms and conditions, as consideration for product supply.

On May 13, 2021, we signed a binding term sheet with Chiesi pursuant to which we amended the Chiesi Agreements in order to provide us with near-term capital. Chiesi agreed to make a $10.0 million milestone payment to us before the end of the second quarter in exchange for a $25.0 million reduction in a longer term regulatory milestone payment in the Chiesi EX-US Agreement. All other regulatory and commercial milestone payments remain unchanged. We also agreed to negotiate certain manufacturing related matters.

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

Alidornase Alfa (PRX-110)

Alidornase alfa is our chemically-modified plant cell expressed recombinant human DNase I, administered via inhalation. Recombinant human DNase I enzymatically cleaves DNA but its activity is inhibited by actin, which is present in the blood and other target organs. PRX-110 is designed to be less susceptible to actin inhibition and have higher affinity to DNA, thus enhancing enzymatic activity. In-vitro studies have shown PRX-110 to have a highly improved catalytic efficiency and affinity to DNA, compared to dornase alfa (Pulmozyme®, currently the only commercially available DNase therapy), even more so in the presence of actin.

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

PRX-115

PRX-115 is our plant cell-expressed recombinant PEGylated uricase (urate Oxidase) – a chemically modified enzyme under development for the potential treatment of refractory gout. Gout is the most common inflammatory arthritis in the United States, affecting an estimated 9.2 million adults. Gout is caused by factors that elevate serum uric acid, or sUA, levels, which may include diet or genetic predisposition and environmental factors leading to hyperuricemia and tissue deposition of monosodium urate crystals, tophi, in joints and soft tissues, causing acute and chronic inflammation, and is characterized by recurrent flares. Gout flares lead to substantial morbidity by causing severe pain, reduced quality of life, decreased physical function, increased healthcare costs, and lost economic productivity. Furthermore, gout is strongly associated with metabolic syndrome, and may contribute to myocardial infarction, type 2 diabetes mellitus, chronic kidney disease, or CKD, and premature mortality.

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

PRX-119

PRX-119 is our plant cell-expressed PEGylated recombinant human DNase I product candidate being designed to elongate half-life in the circulation for NETs-related diseases. NETs, Neutrophil extracellular traps, are web-like structures, released by activated neutrophils that trap and kill a variety of microorganisms. NETs are composed of DNA, histones, antimicrobial and pro-inflammatory proteins. Excessive formation or ineffective clearance of NETs can cause different pathological effects. NETs formation has been observed in various autoimmune, inflammatory and fibrotic conditions, diverse forms of thrombosis, cancer and metastasis. According to scientific literature, animal studies have demonstrated that DNase treatment reduces NETs toxicity. Our proprietary modified DNase I design for long and customized systemically circulating in the bloodstream, may potentially enable effective treatment of acute and chronic conditions.

Intellectual Property

A key element of our overall strategy is to establish a broad portfolio of patents to protect our proprietary technology, proprietary product and product candidates and their methods of use. As of March 31, 2021, we hold a broad portfolio of over 90 patents in Europe, the United States, Israel and additional countries worldwide, as well as over 35 pending patent applications.

Scientific Presentations

On February 1, 2021, Prof. Ales Linhart, M.D., Charles University, Praha, Czech Republic, a principal investigator in our pegunigalsidase alfa phase III clinical trials, delivered an oral presentation entitled “Switching from agalsidase alfa to pegunigalsidase alfa to treat patients with Fabry disease: 1 year of treatment data from BRIDGE, a phase 3 open-label study,” describing the final results of the BRIDGE study. The presentation was delivered at the 17th Annual WORLDSymposium™, a research conference dedicated to lysosomal diseases held virtually February 8-12, 2021. Dr. Linhart also made a poster presentation on the same date and on the same topic at the conference.

Research & Development

We continuously work on the further development of our ProCellEx plant cell expression technology and bioreactor system. In addition, we are working on the development of new products, each in different initial stages of development, for specific products for which there are unmet needs in terms of efficacy and safety. Our development strategy focuses on the utilization of different modification approaches and development improvements, customized for each protein product, in all stages of expression and development. As disclosed above, we have entered into an exclusive license agreement with SarcoMed relating to the treatment of any human respiratory disease or condition including, but not limited to, sarcoidosis, pulmonary fibrosis, and other related diseases via inhaled delivery.

Critical Accounting Policies

Our significant accounting policies are more fully described in Note 1 to our consolidated financial statements appearing in this Quarterly Report. There have been no material changes to our critical accounting policies since we filed our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Results of Operations

Three months ended March 31, 2021 compared to the three months ended March 31, 2020

Revenues from Selling Goods

We recorded revenues from selling goods of $4.5 million during the three months ended March 31, 2021 a decrease of $0.5 million, or 10%, compared to revenues of $5.0 million for three months ended March 31, 2020. The decrease of $3.0 million in sales to Brazil was partially offset by an increase of $2.5 million in sales to Pfizer.

Revenues from License and R&D Services

We recorded revenues from license and R&D services of $6.8 million for the three months ended March 31, 2021, a decrease of $9.8 million, or 59%, compared to revenues from license and R&D services of $16.6 million for the three months ended March 31, 2020. Revenues from license and R&D services are comprised primarily of revenues we recognized in connection with the Chiesi Agreements. The decrease resulted primarily from revenues for the three months ended March 31, 2020 recognized in connection with an updated costs estimation throughout the trials until completion, made in 2020, in the amount of $6.7 million and from revenues recognized in connection with the progress of our clinical trials that have been completed during 2020.

Cost of Goods Sold

Cost of goods sold was $4.8 million for the three months ended March 31, 2021, an increase of $1.4 million, or 41%, from cost of goods sold of $3.4 million for the three months ended March 31, 2020. The increase in cost of goods sold was primarily the result of higher manufacturing costs.

Research and Development Expenses, Net

Research and development expenses were $7.1 million for the three months ended March 31, 2021, a decrease of $3.2 million, or 31%, compared to $10.3 million of research and development expenses for the three months ended March 31, 2020. The decrease is primarily due to the completion of two out of the three phase III clinical trials of PRX-102 and reduced costs related to the BALANCE study.

We expect research and development expenses to continue to be our primary expense as we enter into a more advanced stage of preclinical and clinical trials for certain of our product candidates.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $3.1 million for the three months ended March 31, 2021, a decrease of $0.1 million, or 3%, compared to $3.2 million for the three months ended March 31, 2020.

Financial Expenses, Net

Financial expenses net were $1.8 million for the three months ended March 31, 2021, a decrease of $1.2 million, or 40%, compared to financial expenses net of $3.0 million for the three months ended March 31, 2020. The decrease resulted primarily from a decrease in expenses related to our outstanding convertible notes equal to $1.3 million.

Liquidity and Capital Resources

Our sources of liquidity include our cash balances and bank deposits. At March 31, 2021, we had $19.8 million in cash and cash equivalents and $50.6 million in short-term bank deposits. We have primarily financed our operations through equity and debt financings, business collaborations, and grants funding.

During the three months ended March 31, 2021, we raised gross proceeds equal to approximately $8.8 million from sales of common stock under our ATM program through the sale of 1,867,552 shares of our common stock. In addition, we raised gross proceeds of approximately $40.2 million from a public offering of our common stock before deducting the underwriting discount and estimated expenses of the offering. In connection with the offering, we issued 8,749,999 shares of our common stock at a purchase price per share of $4.60.

We believe that our cash and cash equivalents and bank deposits as of March 31, 2021 are sufficient to satisfy our capital needs for at least 12 months from the date that these financial statements are issued. In addition, as of March 31, 2021, we have outstanding 2021 Notes amounting to $57.9 million which are due on November 15, 2021, unless the notes are refinanced, restructured or converted before that date.

Cash Flows

Net cash used in operations was $9.8 million for the three months ended March 31, 2021. In response to the COVID-19 pandemic, a higher number of subjects in our ongoing clinical trials opted for home care treatments over in-site treatments which resulted in an immaterial amount of additional expenses. The net loss for the three months ended March 31, 2021 of $5.5 million was increased by a $3.7 million decrease in contracts liability, a $2.3 million increase in accounts receivable and other assets and a $0.8 million increase in inventories, partially offset by an increase of $0.6 million in accounts payable and accruals, $0.9 million amortization of debt issuance costs and debt discount and $0.8 million in share-based compensation. Net cash used in investing activities for the three months ended March 31, 2021 was $30.7 million and consisted primarily of an increase in bank deposits. Net cash provided by financing activities was $42.1 million resulting from the sale of common stock under our ATM program and from our public offering of common stock, net of the promissory note payment.

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

We expect to continue to incur significant expenditures in the near future as we increase our research and developments efforts with respect to our product candidates given the receipt of the CRL from the FDA discussed above, we expect to incur additional expenses in connection with any resubmission. We cannot anticipate the costs or the timing of the occurrence of such costs. As well, to the extent we need to obtain additional financing in connection with this process or with any additional clinical testing that may be required, it may be more difficult for us to do so given the volatility of the price of our common stock. Our material cash needs for the next 24 months will include, among other expenses, (i) costs of preclinical and clinical trials, (ii) employee salaries, (iii) payments for rent and operation of our manufacturing facilities, (iv) fees to our consultants and legal advisors, patents and fees for service providers in connection with our research and development efforts and (v) payment of principal and interest on our outstanding convertible promissory notes and other debt. We believe that the funds currently available to us are sufficient to satisfy our capital needs for at least 12 months.

As discussed above, we may be required to raise additional capital to develop our product candidates and continue research and development activities. Our ability to raise capital, and the amounts of necessary capital, will depend on many other factors, including:

●	our efforts, combined with those of Chiesi, to file for resubmission with the FDA and to commercialize PRX-102;
●	the progress and results of our clinical trials, particularly the PRX-102 BALANCE study;
●	our progress in commercializing BioManguinhos alfataliglicerase in Brazil;
●	the duration and cost of discovery and preclinical development and laboratory testing and clinical trials for our product candidates;
●	the timing and outcome of regulatory review of our product candidates;
●	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims and other intellectual property rights; and
●	the costs associated with any litigation claims.

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

Effects of Currency Fluctuations

Currency fluctuations could affect us through increased or decreased acquisition costs for certain goods and services. We do not believe currency fluctuations have had a material effect on our results of operations during the three months ended March 31, 2021 and March 31, 2020.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of each of March 31, 2021 and March 31, 2020.

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

	Three Months Ended		Year Ended
	March 31,		December 31,
	2021	2020	2020
Average rate for period	3.268	3.504	3.442
Rate at period-end	3.334	3.565	3.215

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures are also designed to reasonably assure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the Commission, and that material information relating to our company and our consolidated subsidiary is made known to management, including the Chief Executive Officer and Chief Financial Officer, particularly during the period when our periodic reports are being prepared.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15f and 15d-15f under the Exchange Act) that occurred during the quarter ended March 31, 2021 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not involved in any material legal proceedings.

Item 1A. Risk Factors

You should carefully consider the following information about the risks described below, together with the other information contained in this Quarterly Report and in our other public filings in evaluating our business. The risk factors set forth below that are marked with an asterisk (*) did not appear as separate risk factors in, or contain changes to the similarly titled risk factor included in, Item 1A of our Annual Report. If any of the following risks actually occurs, our business, financial condition, results of operations, and future growth prospects would likely be materially and adversely affected. If any of these risks occur, the value of our common stock could decline.

Risks Related to the COVID-19 Pandemic

The COVID-19 pandemic, or any other pandemic, epidemic or outbreak of an infectious disease, may adversely affect our business, results of operations and financial condition.*

In December 2019, a novel strain of coronavirus, COVID-19, was identified in Wuhan, China. The virus has spread globally. To date, our clinical trials have not been adversely affected by COVID-19, although certain practices we have adopted in our offices and facilities in an effort to promote social distancing have resulted in minor delays in the performance of administrative activities outside of the clinical programs. The spread of an infectious disease, including COVID-19, may result in the inability of our suppliers to deliver components or raw materials on a timely basis. In addition, hospitals may reduce staffing and reduce or postpone certain treatments in response to the spread of an infectious disease, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of clinical trials. Such events may result in a period of business and manufacturing disruption, and in reduced operations, any of which could materially affect our business, financial condition and results of operations. While the extent of the impact of the current COVID-19 pandemic on our business and financial results depends on future developments that are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others, a continued and prolonged public health crisis such as the COVID-19 pandemic may adversely affect our business, results of operations and financial condition.

Travel restrictions related to the COVID-19 pandemic have delayed FDA and other regulatory authority inspections of our facilities required for approvals and there is no certainty with respect to the timing of such inspections.*

We are subject to inspection by the FDA and comparable foreign regulatory authorities to determine our compliance with applicable regulatory requirements, as are our suppliers, contract manufacturers, and contract testing laboratories. The FDA had advised us that it requires an inspection of our manufacturing facility and the facility of a third party in Europe that performs fill and finish processes for PRX-102 as part of the FDA’s review of the BLA application, which inspections have not yet been scheduled due to the FDA’s travel restrictions resulting from the COVID-19 pandemic. As previously disclosed, in the recently issued CRL, the FDA noted that an inspection of our manufacturing facility in Israel is required before the FDA can approve the BLA. Due to travel restrictions as a result of the pandemic, the FDA was unable to conduct the required inspection during the review cycle. Also, with respect to the third-party facility in Europe at which fill and finish processes are performed for PRX-102, the FDA reviewed records under Section 704(a)(4) of the Federal Food, Drug and Cosmetic Act in lieu of a pre-licensing meeting. The FDA explained in the letter that it will continue to monitor the public health situation as well as travel restrictions and is actively working to define an approach for scheduling outstanding inspections. We cannot predict when such inspections will take place. Once such inspections are able to be conducted, if the facilities are not in substantial compliance with cGMP, there may be adverse consequences to the approval process. Delays in the approval process or our inability to obtain approval for any reason for any drug candidate may have a material adverse effect upon our business, results of operations and financial condition.

Risks Related to Clinical Trials and Regulatory Matters

We may not obtain the necessary U.S., EMA or other worldwide regulatory approvals to commercialize our drug candidates in a timely manner, if at all, which would have a material adverse effect on our business, results of operations and financial condition.*

We need FDA approval to commercialize our drug candidates in the United States, EMA approval to commercialize our drug candidates in the European Union and approvals from other foreign regulators to commercialize our drug candidates elsewhere. In order to obtain FDA approval of any of our drug candidates, we must submit to the FDA a BLA or an NDA demonstrating that the drug candidate is safe and effective for its intended use. This demonstration requires significant research and animal tests, which are referred to as preclinical studies, as well as human tests, which are referred to as clinical trials. In the European Union, we must submit an MAA to the EMA. Satisfaction of the regulatory requirements of the FDA, EMA and other foreign regulatory authorities typically takes many years, depends upon the type, complexity and novelty of the drug candidate and requires substantial resources for research, development and testing.

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

In light of our receipt of a CRL from the FDA regarding our BLA for PRX-102, the U.S. regulatory requirements and timing for PRX-102 approval are uncertain; we are substantially dependent on receipt of regulatory approvals for PRX-102, our most advanced product candidate.*

On August 11, 2020, we, together with Chiesi, announced that the FDA had accepted the BLA for PRX-102, and granted Priority Review designation for PRX-102 for the proposed treatment of adult patients with Fabry disease. The CRL did not report any concerns relating to the potential safety or efficacy of PRX-102 in the submitted data package. However, in the CRL, the FDA noted that agalsidase beta (Fabrazyme), a therapy used to treat Fabry patients, was recently converted to full approval which must be addressed in the context of any potential resubmission seeking accelerated approval of PRX-102. We intend to work collaboratively with the agency to identify the most expeditious pathway to approval, including accelerated approval. We remain confident that we will be able to work with the FDA to resolve these issues and provide a new, alternative drug to Fabry patients. We, together with Chiesi, intend to request a Type-A meeting with the FDA. There can be no guarantee that the FDA will grant this request or, if granted, that this meeting will be held promptly. Furthermore, we cannot predict the outcome of any interactions with the FDA nor can we guarantee when, or if, we will be successful in receiving regulatory approval for PRX-102. The regulatory requirements and timing for approval are uncertain at this time. If we do not obtain approval for PRX-102 or are delayed in obtaining such approval, it would have a material and adverse effect on our operations and financial condition.

The FDA may request additional data or impose other conditions in connection with a resubmission or approval. We cannot assure you that the FDA will eventually approve PRX-102 on a resubmission.

In addition, we may incur significant additional expenditures in order to obtain or maintain FDA approval. Any approval of the BLA may also be subject to post-marketing commitments or requirements, and we may need to develop and/or improve certain antibody or additional assays as post-marketing requirements or commitments. Even if we comply with all the requests of regulatory authorities, the FDA and other authorities may ultimately reject the BLA or any other marketing application that we file for a product candidate in the future, if any, or we might not obtain regulatory clearance in a timely manner.

We also cannot assure you that the results of our ongoing BALANCE study will demonstrate that our product candidates are safe and effective for their intended uses.

The Fast Track designation for pegunigalsidase alfa for the treatment of Fabry disease may not lead to a faster development or regulatory review or approval process or increase the likelihood that pegunigalsidase alfa will receive regulatory approval for the treatment of Fabry disease.*

The FDA has granted Fast Track designation to pegunigalsidase alfa for the treatment of Fabry disease. As noted above, there can be no assurance that pegunigalsidase alfa will receive regulatory approval for the treatment of Fabry disease and following the receipt of the CRL timing for resubmission and the regulatory review process is uncertain. Despite the designation, we may not experience a faster development process, review or approval compared to applications considered for approval under conventional FDA procedures. In addition, the FDA is entitled to withdraw the Fast Track designation of a drug candidate at any time. Any failure to realize the benefits of Fast Track designation may have a material adverse effect on our business, results of operations and financial condition.

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

Delays in obtaining regulatory approvals with respect to any drug candidate will materially and adversely affect our prospects, business, results of operations and financial condition.

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

Delays in the approval process for any drug candidate will have a material adverse effect upon our prospects, business, results of operations and financial condition.

Clinical trials are very expensive, time-consuming and difficult to design and implement and may result in unforeseen costs, which may have a material adverse effect on our business, results of operations and financial condition.*

Human clinical trials are very expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. Preliminary and initial results from a clinical trial do not necessarily predict final results, and failure can occur at any stage of the trial. We may encounter problems that cause us to abandon or repeat preclinical studies or clinical trials. The clinical trial process is also time-consuming. Other than taliglucerase alfa, all of our other drug candidates, including pegunigalsidase alfa, are in the clinical, preclinical or research stages. Our clinical program for pegunigalsidase alfa is in the middle of phase III, but generally, clinical programs take at least several years to complete.

Given the receipt of the CRL, we may be required, in connection with a resubmission to the FDA, to conduct additional clinical trials or undertake additional studies, which may require additional time and resources.

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

If the results of our clinical trials do not support our claims relating to a drug candidate, or if serious side effects are identified, the completion of development of such drug candidate may be significantly delayed or we may be forced to abandon development altogether, which will significantly impair our ability to generate product revenues.*

The results of our clinical trials with respect to any drug candidate might not support our claims of safety or efficacy, the results of our clinical trials may fail to conclusively show superiority over other commercially available treatments for the same or similar indications, the effects of our drug candidates may not be the desired effects or may include undesirable side effects or the drug candidates may have other unexpected characteristics. Data obtained from tests are susceptible to varying interpretations which may delay, limit or prevent regulatory approval. The clinical trial process may fail to demonstrate that our drug candidates are safe for humans and effective for indicated uses. In addition, our clinical trials, may involve specific and small patient populations. Results of early clinical trials conducted on a small patient population may not be indicative of future results. Adverse or inconclusive results may cause us to abandon a drug candidate and may delay development of other drug candidates. Any delay in, or termination of, our clinical trials will delay the filing of NDAs and BLAs with the FDA, or other filings with other foreign regulatory authorities, and, ultimately, significantly impair our ability to commercialize our drug candidates and generate product revenues which would have a material adverse effect on our business, results of operations and financial condition.

Interim, topline or preliminary data from clinical trials that we announce or publish may change as more patient data becomes available and are subject to audit and verification procedures that could result in material changes in the final data.*

We may publicly disclose interim, topline or preliminary data from our clinical trials, which is based on a preliminary analysis of then-available data. The results and related findings and conclusions are subject to change following a full analysis of all data related to the particular trial. We also may make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, any interim, topline or preliminary results that we report may differ from future results of the same trials, or different conclusions or considerations may qualify such results once additional data have been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different than the preliminary data we previously publish. As a result, any topline data should be viewed with caution until final data are available. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more data becomes available. Further, regulatory agencies may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses, or may interpret or ascribe different weight to the data, which may impact the value of the clinical trial and may affect the particular clinical program and the approvability or commercialization of the particular product candidate and our business in general. If regulatory authorities disagree with the conclusions we reach, we may not be able to obtain approval for and commercialize our product candidates, which will have a material adverse effect on our business, results of operations and financial condition.

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

We currently depend heavily on the success of pegunigalsidase alfa. Any failure to commercialize pegunigalsidase alfa, or the experience of significant delays in doing so, will have a material adverse effect on our business, results of operations and financial condition.*

We are investing a significant portion of our efforts and financial resources in the development of pegunigalsidase alfa and our ability to generate significant product revenues in the future, will depend heavily on the successful development and commercialization of pegunigalsidase alfa. The successful commercialization of pegunigalsidase alfa will depend on several factors, including the following:

●	successful completion of our ongoing studies of pegunigalsidase alfa;
●	Chiesi’s efforts under the Chiesi Agreements;
●	identifying a path for resubmission to, and ultimately obtaining marketing approvals from, the FDA;
●	obtaining marketing approvals from the EMA and other foreign regulatory authorities;
●	maintaining the cGMP compliance of our manufacturing facility or establishing manufacturing arrangements with third parties;
●	the successful inspection of our facilities by the FDA and other foreign regulatory authorities;
●	raising additional capital, if necessary, in order to fund any additional clinical trials required in connection with the resubmission to the FDA or to continue to fund our operations in light of an extended regulatory pathway during which time period we cannot expect to receive additional milestone payments under the Chiesi Agreements;

●	Chiesi’s development of successful sales and marketing organizations for pegunigalsidase alfa;
●	the availability of reimbursement to patients from healthcare payors for pegunigalsidase alfa, if approved;
●	a continued acceptable safety and efficacy profile of pegunigalsidase alfa following approval; and
●	other risks described in these Risk Factors.

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

We could be subject to securities class action litigation.*

Securities class action litigation is often brought against a company following a period of volatility or decline in the market price of its securities. As with pharmaceutical companies generally, our company has experienced significant stock price volatility in recent years. If we become subject to such litigation, we will face substantial costs and a diversion of management’s attention and resources, which could have a material adverse affect on our business, results of operation and financial condition.

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

Our net operating losses, or NOLs, as of December 31, 2020, are equal to approximately $231.4 million, of which approximately $30.9 million may be restricted under Section 382 of the Internal Revenue Code, or the IRC. IRC Section 382 applies whenever a corporation with NOLs experiences an ownership change. As a result of IRC Section 382, the taxable income for any post-change year that may be offset by a pre-change NOL may not exceed the fair market value of the pre-change entity multiplied by the IRC long-term tax exempt rate. Significant judgment is required in determining any valuation allowance recorded against deferred tax assets. In assessing the need for a valuation allowance, we considered all available evidence, including past operating results, the most recent projections for taxable income and prudent and feasible tax planning strategies. We reassess our valuation allowance periodically and if future evidence allows for a partial or full release of the valuation allowance, a tax benefit will be recorded accordingly. Any ownership change (including as a result of conversion of our outstanding convertible notes into shares of our common stock), or any other limitation on our utilization of NOLs, could have a material adverse effect on our business, results of operations and financial condition.

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

Risks Related to our Financial Condition and Capital Requirements

Servicing our debt and settling conversion requests may require a significant amount of cash, and we may not have sufficient cash flow from our business to pay our debt. Furthermore, restrictive covenants governing our indebtedness may restrict our ability to raise additional capital.*

We currently have outstanding $57.9 million aggregate principal amount of our 2021 Notes which are secured with a perfected lien on all of our assets. Under the terms of the indenture governing the 2021 Notes, we are required to maintain a minimum cash balance of at least $7.5 million. Our ability to make payments with respect to the 2021 Notes and to satisfy any other debt obligations depends on our future operating performance and our ability to generate significant cash flow in the future, which will be affected by prevailing economic conditions and financial, business, competitive, legislative and regulatory factors as well as other factors affecting our company and industry, many of which are beyond our control. If, when required, we are unable to comply with the terms of the 2021 Notes, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. In addition, certain terms of the 2021 regarding the security interest or future indebtedness may restrict us from adopting any of these alternatives. We may be unable to obtain amendments and waivers of such restrictions. If there is a default of such notes, the note holders could, among other things, elect to declare all amounts owed immediately due and payable, which could cause all or a large portion of our available cash flow to be used to pay such amounts and thereby reduce the amount of cash available to pursue our business plans or force us into bankruptcy or liquidation, or, with respect to our indebtedness that is secured, result in the foreclosure on the assets that secure the debt, which would force us to relinquish rights to assets that we may believe are critical to our business. Any default on our debt will have a material adverse effect on our business, results of operations and financial condition.

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

We may fail to meet the continued market capitalization-based listing requirement or other continued listing requirements of The NYSE American.*

The stock market in general, and the market for pharmaceutical companies in particular, have experienced extreme price and volume fluctuations that may have been unrelated or disproportionate to the operating performance of the listed companies. The trading price of our common stock has been volatile and has been subject to wide price fluctuations in response to various factors, many of which are beyond our control. The volatility of our stock price has from time to time in recent periods affected our market capitalization.

Adverse fluctuations in the price per share of our common stock or our market capitalization may result in our failure to meet the continued listing requirements of The NYSE American, which would require us to take steps to gain compliance with alternate listing standards or take remedial steps to bring us into compliance. A failure to maintain or regain compliance with applicable listing standards could adversely affect the liquidity of our common stock and could result in an event of default under the indenture governing our 2021 Notes, which would have a material adverse effect on our business, results of operations and financial condition.

We currently have no significant product revenues and need to raise additional capital to operate our business, which may not be available on favorable terms, or at all, and which will have a dilutive effect on our stockholders.*

To date, we have not generated significant revenues from product sales and only minimal revenues from research and development services and other fees, other than the milestone and other payments we have received in connection with our agreements with Pfizer and Chiesi. For the years ended December 31, 2020, 2019 and 2018, we had net losses from continuing operations of $6.5 million, $18.3 million and $26.5 million, respectively, and for the quarter ended March 31, 2021, we had net losses from continuing operations of $5.5 million, primarily as a result of expenses incurred through a combination of research and development activities and expenses supporting those activities, which includes share-based compensation expense. Drug development and commercialization is very capital intensive. We fund all of our operations and capital expenditures from the revenues we generate from licensing fees and grants, the net proceeds of equity and debt offerings and other sources. In addition, changes may occur that could consume our existing capital at a faster rate than projected, including, among others, the cost and timing of regulatory approvals, changes in the progress of our research and development efforts and the costs of protecting our intellectual property rights.

We will need to finance our future cash needs through corporate collaboration, licensing or similar arrangements, public or private equity offerings or debt financings. To the extent that the regulatory pathway for our lead product candidate, PRX-102, is delayed and we must conduct additional clinical trials in light of the FDA CRL in connection with a resubmission or otherwise, we may be required to seek to raise additional capital. If we are unable to secure additional financing in the future on acceptable terms, or at all, we may be unable to commence or complete planned preclinical and clinical trials or obtain approval of our drug candidates from the FDA and other regulatory authorities. In addition, we may be forced to reduce or discontinue product development or product licensing, reduce or forego sales and marketing efforts and other commercialization activities or forego attractive business opportunities in order to improve our liquidity and to enable us to continue operations which would have a material adverse effect on our business and results of operations. Furthermore, any additional source of financing will likely involve the issuance of our equity securities, which will have a dilutive effect on our stockholders.

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

As of March 31, 2021, we had more than 35 pending patent applications of which two are joint pending patent applications with a third party. However, the filing of a patent application does not mean that we will be issued a patent, or that any patent eventually issued will be as broad as requested in the patent application or sufficient to protect our technology. Any modification required to a current patent application may delay the approval of such patent application which would have a material adverse effect on our business, results of operations and financial condition. In addition, there are a number of factors that could cause our patents, if granted, to become invalid or unenforceable or that could cause our patent applications to not be granted, including known or unknown prior art, deficiencies in the patent application or the lack of originality of the technology. Our competitive position and future revenues will depend in part on our ability and the ability of our licensors and collaborators to obtain and maintain patent protection for our products, methods, processes and other technologies, to preserve our trade secrets, to prevent third parties from infringing on our proprietary rights and to operate without infringing the proprietary rights of third parties. We have filed U.S. and international patent applications for process patents, as well as composition of matter patents, for taliglucerase alfa and our product candidates. However, we cannot predict:

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

As of March 31, 2021, we held, or had license rights to, more than 90 patents. If patent rights covering our products or technologies are not sufficiently broad, they may not provide us with sufficient proprietary protection or competitive advantages against competitors with similar products and technologies. Furthermore, if the USPTO or foreign patent offices issue patents to us or our licensors, others may challenge the patents or circumvent the patents, or the patent office or the courts may invalidate the patents. Thus, any patents we own or license from or to third parties may not provide any protection against our competitors and those who infringe upon our patents.

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

Risks Related to Investing in our Common Stock

The market price of our common stock may fluctuate significantly.*

The market price of our common stock has experienced significant volatility as a result of the recent announcement relating to the receipt of the CRL from the FDA regarding the BLA for PRX-102. The securities of life sciences companies often experience significant volatility in connection with clinical trial and regulatory announcements.

We anticipate that the market price of our common stock is likely to continue to fluctuate significantly in response to numerous factors, some of which are beyond our control, such as:

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

A substantial majority of our outstanding shares of our common stock are freely tradable without restriction or further registration under the federal securities laws. In addition, we may sell additional shares of our common stock in the future to raise capital. A substantial number of shares of our common stock are reserved for issuance upon the exercise of stock options, upon conversion of our outstanding convertible notes and upon the exercise of our outstanding warrants. At March 31, 2021, there were outstanding options to purchase common stock issued covering approximately 2.6 million shares of our common stock with a weighted average exercise price of approximately $5.30 per share. Also at March 31, 2021, there were approximately 1.5 million shares of common stock available for future for issuance in connection with future grants of incentives under our amended 2006 stock incentive plan, approximately 6.8 million shares of common stock reserved for issuance upon conversion of our outstanding 2021 Notes and approximately 17.4 million shares of common stock reserved for issuance upon the exercise of our outstanding warrants. The issuance and sale of substantial amounts of common stock, or the perception that such issuances and sales may occur, could adversely affect the market price of our common stock and impair our ability to raise capital through the sale of additional equity securities.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Date	Filed or Furnished Herewith
3.1	Certificate of Incorporation of the Company	8-K	001-33357	3.1	April 1, 2016
3.2	Amendment to Certificate of Incorporation of the Company	Def 14A	001-33357	Appen. A	July 1, 2016
3.3	Second Amendment to Certificate of Incorporation of the Company	Def 14A	001-33357	Appen. A	October 17, 2018
3.4	Third Amendment to Certificate of Incorporation of the Company	8-K	001-33357	3.1	December 19, 2019

3.5	Bylaws of the Company	8-K	001-33357	3.2	April 1, 2016
4.1	Form of Restricted Stock Agreement/Notice	8-K	001-33357	4.1	July 18, 2012
4.2	Indenture, dated as of December 7, 2016, between Protalix BioTherapeutics, Inc. the guarantors party thereto, The Bank of New York Mellon Trust Company, N.A., as trustee and Wilmington Savings Fund Society, FSB, as collateral agent	8-K	001-33357	4.1	December 7, 2016
4.3	Form of 7.50% Convertible Note due 2021 (Issued in 2016 Financing)	8-K	001-33357	4.2	December 7, 2016
4.4	Form of 7.50% Convertible Note due 2021 (Issued in 2016 Exchange)	8-K	001-33357	4.3	December 7, 2016
4.5	First Supplemental Indenture, dated as of July 24, 2017, by and among Protalix BioTherapeutics, Inc., the guarantors party thereto, The Bank of New York Mellon Trust Company, N.A., as trustee, and Wilmington Savings Fund Society, FSB, as collateral agent	8-K	001-33357	4.2	July 25, 2017
4.6	Second Supplemental Indenture, dated as of November 27, 2017, by and among Protalix BioTherapeutics, Inc., the guarantors party hereto and The Bank of New York Mellon Trust Company, N.A., as trustee, registrar, paying agent and conversion agent	8-K	001-33357	4.1	December 1, 2017
4.7	Description of Capital Stock	10-K	001-33357	4.7	March 12, 2020
4.8	Form of Warrant	8-K	001-33357	4.1	March 12, 2020
4.9†	Form of Stock Option Agreement (Executives)	10-Q	001-33357	4.8	August 10, 2020
4.10	Form of Stock Option Agreement (Standard)	10-Q	001-33357	4.9	August 10, 2020
10.1††	Amended and Restated Agreement between Protalix Ltd. and Comercio e Serviços Ltda. dated June 17, 2013					X
10.2††	Technology Transfer and Supply Agreement made as of June 18, 2013 by and between Protalix Ltd. and Fundação Oswaldo Cruz					X
10.3††	Binding Term Sheet between Protalix Ltd. and Chiesi Farmaceutici S.p.A.					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Certification of Chief Executive Officer					X
32.2	18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Certification of Chief Financial Officer					X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	COVER PAGE INTERACTIVE DATA FILE (formatted as Inline XBRL and contained in Exhibit 101).

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

PROTALIX BIOTHERAPEUTICS, INC.
(Registrant)

Date: May 14, 2021	By:	/s/ Dror Bashan
Dror Bashan President and Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2021	By:	/s/ Eyal Rubin
Eyal Rubin Senior Vice President and Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)