Form 10-Q
period 2021-06-30
Protalix BioTherapeutics, Inc.
filed 2021-08-16
CIK 1006281

fFFAS

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

On August 1, 2021, approximately 45,556,647 shares of the Registrant’s common stock, $0.001 par value, were outstanding.

FORM 10-Q

		Page
	PART I – FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets (Unaudited) – As of June 30, 2021 and December 31, 2020	2
	Condensed Consolidated Statements of Operations (Unaudited) – For the Six and Three Months Ended June 30, 2021 and 2020	3
	Condensed Consolidated Statements of Changes in Stockholders’ equity (Capital Deficiency) (Unaudited) – For the Six and Three Months Ended June 30, 2021 and 2020	4
	Condensed Consolidated Statements of Cash Flows (Unaudited) – For the Six Months Ended June 30, 2021 and 2020	5
	Notes to Condensed Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27
Item 4.	Controls and Procedures	28
	PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	29
Item 1A.	Risk Factors	29
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29
Item 3.	Defaults Upon Senior Securities	29
Item 4.	Mine Safety Disclosures	29
Item 5.	Other Information	29
Item 6.	Exhibits	29
Signatures		31

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

PROTALIX BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands)

(Unaudited)

	June 30, 2021	December 31, 2020

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$33,882	$18,265
Short-term bank deposits	43,058	20,280
Accounts receivable – Trade	2,330	2,000
Other assets	3,013	2,096
Inventories	13,640	13,082
Total current assets	$95,923	$55,723

NON-CURRENT ASSETS:
Funds in respect of employee rights upon retirement	1,884	$1,799
Property and equipment, net	4,991	4,845
Operating lease right of use assets	5,406	5,567
Total assets	$108,204	$67,934

LIABILITIES AND STOCKHOLDERS’ EQUITY (NET OF CAPITAL DEFICIENCY)

CURRENT LIABILITIES:
Accounts payable and accruals:
Trade	$6,128	$7,221
Other	14,420	13,926
Operating lease liabilities	1,235	1,420
Contracts liability	18,109	5,394
Convertible notes	56,355	54,427
Promissory note		4,086
Total current liabilities	$96,247	$86,474

LONG TERM LIABILITIES:
Contracts liability	1,269	1,716
Liability for employee rights upon retirement	2,302	2,263
Operating lease liabilities	4,507	4,467
Other long term liabilities	38	51
Total long term liabilities	$8,116	$8,497
Total liabilities	$104,363	$94,971

STOCKHOLDERS’ EQUITY (CAPITAL DEFICIENCY)	3,841	(27,037)
Total liabilities and stockholders’ equity (net of capital deficiency)	$108,204	$67,934

The accompanying notes are an integral part of the condensed consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(U.S. dollars in thousands, except share and per share data)

(Unaudited)

	Six Months Ended			Three Months Ended
	June 30, 2021	June 30, 2020		June 30, 2021	June 30, 2020
REVENUES FROM SELLING GOODS	$7,754		$8,679	$3,243		$3,648
REVENUES FROM LICENSE AND R&D SERVICES	9,993		23,934	3,184		7,319
TOTAL REVENUE	17,747		32,613	6,427		10,967
COST OF GOODS SOLD (1)	(9,498)		(5,253)	(4,733)		(1,827)
RESEARCH AND DEVELOPMENT EXPENSES (2)	(14,811)		(19,526)	(7,689)		(9,186)
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (3)	(6,309)		(5,381)	(3,171)		(2,194)
OPERATING INCOME (LOSS)	(12,871)		2,453	(9,166)		(2,240)
FINANCIAL EXPENSES	(4,240)		(5,177)	(2,203)		(1,948)
FINANCIAL INCOME	344		241	128		38
FINANCIAL EXPENSES – NET	(3,896)		(4,936)	(2,075)		(1,910)
OTHER INCOME	51
NET LOSS FOR THE PERIOD	$(16,716)		$(2,483)	$(11,241)		$(4,150)
LOSS PER SHARE OF COMMON STOCK – BASIC AND DILUTED	$(0.39)		$(0.12)	$(0.25)		$(0.13)
WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK
USED IN COMPUTING LOSS PER SHARE – BASIC AND DILUTED	42,744,426		19,923,935	45,436,907		32,442,636
(1) Includes share-based compensation	$152	$		$43	$
(2) Includes share-based compensation	$370		$73	160		(5)
(3) Includes share-based compensation	$872		$625	$375		$272

The accompanying notes are an integral part of the condensed consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ EQUITY (CAPITAL DEFICIENCY)

(U.S. dollars in thousands, except share data)

(Unaudited)

				Additional
	Common	Common		Paid-In	Accumulated
	Stock (1)	Stock		Capital	Deficit	Total
	Number of
	Shares	Amount
Balance at January 1, 2020	14,838,213	$15		$270,492	$(340,829)	$(70,322)
Changes during the six-month period ended June 30, 2020:
Issuance of common stock and warrants, net of issuance cost	17,604,423	18		41,325		41,343
Note receivable from issuance of common stock and warrants				(4,000)		(4,000)
Share-based compensation				698		698
Net loss for the period					(2,483)	(2,483)
Balance at June 30, 2020	32,442,636	$33		$308,515	$(343,312)	$(34,764)
Balance at January 1, 2021	34,765,280	$35		$320,280	$(347,352)	$(27,037)
Changes during the six-month period ended June 30, 2021:
Issuance of common stock, net of issuance cost	8,749,999	9		37,616		37,625
Issuance of common stock under the Sales Agreement, net	1,867,552	2		8,573		8,575
Share-based compensation related to stock options				832		832
Share-based compensation related to restricted stock awards				562		562
Exercise of warrants	173,816		*	-	-	-
Net loss for the period					(16,716)	(16,716)
Balance at June 30, 2021	45,556,647	$46		$367,863	$(364,068)	$3,841
Balance at March 31, 2020	32,442,636	$33		$308,248	$(339,162)	$(30,881)
Changes during the three-month period ended June 30, 2020:
Share-based compensation related to stock options				267		267
Net loss for the period					(4,150)	(4,150)
Balance at June 30, 2020	32,442,636	$33		$308,515	$(343,312)	$(34,764)
Balance at March 31, 2021	45,382,831	$46		$367,285	$(352,827)	$14,504
Changes during the three-month period ended June 30, 2021:
Share-based compensation related to stock options				322		322
Share-based compensation related to restricted stock awards				256		256
Exercise of warrants	173,816		*	-	-	-
Net loss for the period					(11,241)	(11,241)
Balance at June 30, 2021	45,556,647	$46		$367,863	$(364,068)	$3,841

*Represents an amount equal to less than $1.

(1) Common stock, $0.001 par value; Authorized – as of June 30, 2021 and 2020 - 120,000,000 shares.

The accompanying notes are an integral part of the condensed consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

(Unaudited)

	Six Months Ended
	June 30, 2021	June 30, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,716)	$(2,483)
Adjustments required to reconcile net loss to net cash used in operating activities:
Share-based compensation	1,394	698
Depreciation	574	710
Financial income, net (mainly exchange differences)	(121)	(250)
Changes in accrued liability for employee rights upon retirement	70	107
Loss (gain) on amounts funded in respect of employee rights upon retirement	(56)	22
Gain on sale of fixed assets	(51)
Amortization of debt issuance costs and debt discount	1,928	1,665
Changes in operating assets and liabilities:
Increase (decrease) in contracts liability (including non-current portion)	12,268	(10,841)
Increase in accounts receivable and other assets	(1,587)	(1,621)
Changes in right of use assets	94	27
Increase in inventories	(558)	(2,910)
Increase (decrease) in accounts payable and accruals	(544)	309
Decrease in other long term liabilities	(13)	(385)
Net cash used in operating activities	$(3,318)	$(14,952)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of bank deposits	$(37,835)	$(35,000)
Proceeds from sale of short-term deposits	15,000
Purchase of property and equipment	(667)	(278)
Proceeds from sale of property and equipment	53
Decrease in restricted deposit	359
Amounts funded in respect of employee rights upon retirement, net	(54)	(69)
Net cash used in investing activities	$(23,144)	$(35,347)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net payment for promissory note	$(4,086)
Proceeds from issuance of common stock and warrants, net	37,625	$37,343
Proceeds from issuance of common stock under the Sales Agreement, net	8,575
Net cash provided by financing activities	$42,114	$37,343
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	$(35)	$7
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	15,617	(12,949)
BALANCE OF CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	18,265	17,792
BALANCE OF CASH AND CASH EQUIVALENTS AT END OF PERIOD	$33,882	$4,843

The accompanying notes are an integral part of the condensed consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

(Unaudited)

(Continued) – 2

	Six Months Ended
	June 30, 2021	June 30, 2020
SUPPLEMENTARY INFORMATION ON INVESTING AND FINANCING ACTIVITIES NOT INVOLVING CASH FLOWS:
Purchase of property and equipment	$372	$50
Right of use assets obtained in exchange for new operating lease liabilities	$232	$362
Note receivable from issuance of common stock and warrants, net of issuance cost		$4,000

SUPPLEMENTARY DISCLOSURE ON CASH FLOWS
Interest received	$307

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

The most advanced investigational drug in the Company’s product pipeline is pegunigalsidase alfa, or PRX-102, a therapeutic protein candidate for the treatment of Fabry disease, a rare, genetic lysosomal disorder, which is the subject of a phase III clinical program. The PRX-102 phase III clinical program includes three separate studies: the BALANCE study, the BRIDGE study and the BRIGHT study. The studies are designed to evaluate the potential superiority of PRX-102 over current therapies in a head-to-head study and a switch-over study, evaluate the potential for improved efficacy and better quality of life for patients with Fabry disease and evaluate the safety of our drug/therapy. The BRIDGE and BRIGHT studies have been completed, and the BALANCE study is fully-enrolled. See Part 1, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Pegunigalsidase Alfa (PRX-102) for the Treatment of Fabry Disease for details regarding the current status of these studies and of available clinical trial results.

A BLA for PRX-102 for the treatment of adult patients with Fabry disease was submitted to the U.S. Food and Drug Administration (the “FDA”) on May 27, 2020 under the FDA’s Accelerated Approval pathway, which was subsequently accepted by the FDA and granted Priority Review designation. The FDA also indicated in its BLA filing communication letter that it did not plan to hold an advisory committee meeting to discuss the application. Based on the interim analysis of the 12-month data generated from the BALANCE study that the Company announced in June 2021, and in combination with previously reported positive data from the BRIGHT and BRIDGE studies, the Company and Chiesi intend to submit a Marketing Authorization Application (an “MAA”) to the European Medicines Agency (the “EMA”) for PRX-102.

On April 28, 2021, the Company, together with its development and commercialization partner for PRX-102, Chiesi Farmaceutici S.p.A. (“Chiesi”), announced that they received a Complete Response Letter (CRL) from the FDA regarding the BLA. The CRL did not report any concerns relating to the potential safety or efficacy of PRX-102 in the submitted data package. In the CRL, the FDA noted that an inspection of the Company’s manufacturing facility in Carmiel, Israel, including the FDA’s subsequent assessment of any related FDA findings, is required before the FDA can approve a resubmitted BLA. Due to travel restrictions, the FDA was unable to conduct the required inspection during the review cycle. The FDA explained in the letter that it will continue to monitor the public health situation as well as travel restrictions, and is actively working to define an approach for scheduling outstanding inspections. With respect to the third-party facility in Europe at which fill and finish processes are performed for PRX-102, due to the novel coronavirus disease (“COVID-19”), the FDA reviewed records under Section 704(a)(4) of the Federal Food, Drug, and Cosmetic Act (the “FFDCA”) in lieu of a pre-licensing inspection. In the CRL, the FDA stated that it will communicate remaining issues to the facility in order to seek prompt resolution of any pending items.

In addition to the foregoing, in the CRL, the FDA noted that agalsidase beta (Fabrazyme®), a therapy used to treat Fabry patients, was recently converted to full approval and is now an “available therapy,” which must be addressed in the context of any potential resubmission of a BLA for PRX-102. The Company intends to work collaboratively with the FDA to identify the most expeditious pathway to approval, and is confident that it will be able to work with the FDA to resolve these issues and provide a new, alternative drug to Fabry patients. On August 2, 2021, the Company announced that a Type A Meeting request has been submitted to the FDA to discuss the CRL. The Type A Meeting is expected to occur within 30 days of the FDA’s receipt of the meeting request; however, the Company cannot anticipate the timing of such a meeting nor the additional steps that may be required in connection with any potential resubmission.

In addition to PRX-102, the Company’s product pipeline currently includes, among other candidates:

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

On July 2, 2021, the Company entered into an At The Market Offering Agreement (the “Sales Agreement”) with H.C. Wainwright & Co., LLC, as the Company’s sales agent (the “Agent”). Pursuant to the terms of the Sales Agreement, the Company may sell from time to time through the Agent shares of its common stock, par value $0.001 per share (the “Common Stock”), having an aggregate offering price of up to $20.0 million (the “ATM Shares”). Upon execution of the Sales Agreement, the Company terminated the ATM Equity OfferingSM Sales Agreement it had entered into on October 1, 2020 with BofA Securities, Inc. (“BofA Securities”). The Company sold a total of 3,296,123 shares of common stock pursuant to the sales agreement with BofA Securities for total gross proceeds of approximately $13.8 million.

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

On February 17, 2021, the Company issued and sold 8,749,999 shares of its Common Stock in an underwritten public offering raising gross proceeds of approximately $40.2 million at a price equal to $4.60 per share, before deducting the underwriting discount and estimated expenses of the offering. BofA Securities acted as book-running manager for the offering with Oppenheimer & Co. acting as co-manager.

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

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

On May 13, 2021, the Company signed a binding term sheet with Chiesi pursuant to which the Company and Chiesi amended the Chiesi Agreements in order to provide the Company with near-term capital. Chiesi agreed to make a $10.0 million payment to the Company before the end of the second quarter in exchange for a $25.0 million reduction in a longer term regulatory milestone payment in the Chiesi EX-US Agreement. All other regulatory and commercial milestone payments remain unchanged. The Company received the payment in June 2021. The Company also agreed to negotiate certain manufacturing related matters.

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

The Company believes that its cash and cash equivalents and bank deposits as of June 30, 2021 are sufficient to satisfy the Company’s capital needs for at least 12 months from the date that these financial statements are issued. See also Note 6 regarding the exchange agreements relating to the 7.5% convertible secured promissory notes due 2021 (the “2021 Notes”) signed in August 2021 which are subject to certain closing conditions.

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

Basic and diluted loss per share (“LPS”) are computed by dividing net loss by the weighted average number of shares of the Company’s Common Stock attributable to common stockholders outstanding for each period. The calculation of diluted LPS does not include 18,445,764 and 26,322,164 shares of Common Stock underlying outstanding options and shares of Common Stock issuable upon conversion of outstanding 2021 Notes and outstanding warrants for the six months ended June 30, 2020 and 2021, respectively, and 25,997,289 and 25,874,641 shares of Common Stock underlying outstanding options and shares issuable upon conversion of outstanding 2021 Notes and outstanding warrants for the three months ended June 30, 2020 and 2021, respectively because their effect would be anti-dilutive.

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

NOTE 2 - INVENTORIES

Inventories at June 30, 2021 and December 31, 2020 consisted of the following:

	June 30,	December 31,
(U.S. dollars in thousands)	2021	2020
Raw materials	$3,046	$3,347
Work in progress	3,065	2,887
Finished goods	7,529	6,848
Total inventory	$13,640	$13,082

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

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of June 30, 2021, the carrying amounts of short-term deposits approximate their fair values due to the stated interest rates, which approximate market rates.

The fair value of the $57.9 million aggregate principal amount of the Company’s outstanding 2021 Notes as of June 30, 2021 is approximately $57.6 million based on a Level 3 measurement.

The Company prepared a valuation of the fair value of the Company’s outstanding 2021 Notes (a Level 3 valuation) as of June 30, 2021. The value of these notes was estimated by implementing the binomial model. The liability component was valued based on the Income Approach. The following parameters were used:

2021 Notes
Stock price (USD)	1.91
Expected term	0.38
Risk free rate	0.05%
Volatility	77.42%
Yield	11.16%

NOTE 4 – REVENUES

The following table summarizes the Company’s disaggregation of revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
(U.S. dollars in thousands)	2021	2020	2021	2020
Pfizer	$2,237	$663	$6,748	$2,679
Brazil	$988	$2,985	$988	$6,000
Chiesi	$18	$—	$18	$—
Total revenues from selling goods	$3,243	$3,648	$7,754	$8,679
Revenues from license and R&D services	$3,184	$7,319	$9,993	$23,934

During the six months ended June 30, 2020, and following the CRL received from the FDA, the Company changed its estimate for total costs expected to be incurred until satisfying the performance obligation under the Chiesi Agreements. This resulted in a reduction to accumulated revenues recognized in respect of this performance obligation in the amount of $4.1 million.

During the six months ended June 30, 2021 and 2020, the Company recognized revenues of approximately $0.9 million and $1.2 million, respectively, and during each of the three months ended June 30, 2021 and 2020, the Company recognized revenues of approximately $0.5 million all related to a $10.0 million future milestone payment, which was accounted for as a variable consideration. The $10.0 million payment was received in June 2021.

NOTE 5 – STOCK TRANSACTIONS

a.	On June 7, 2021, the Company issued 173,816 shares of Common Stock in connection with the cashless exercise of a warrant to purchase 2,816,901 shares of Common Stock issued on March 18, 2020, as part of the Company’s private placement of Common Stock and warrants. The Company did not generate any proceeds from the cashless exercise.
b.	On July 2, 2021, the Company entered into the Sales Agreement with the Agent. Pursuant to the terms of the Sales Agreement, the Company may sell from time to time through the Agent ATM Shares having an aggregate offering price of up to $20.0 million. The ATM Shares will be issued pursuant to the Company’s shelf registration statement on Form S-3. The Company intends to use the net proceeds from the offering, after deducting the Agent’s commissions and the Company’s offering expenses, for general corporate purposes. Upon execution of the Sales Agreement, the Company terminated the ATM Equity OfferingSM Sales Agreement it had entered into on October 1, 2020 with BofA Securities.

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6 – SUBSEQUENT EVENTS

As of June 30, 2021, the Company has outstanding $57.9 million aggregate principal amount of 2021 Notes.

On August 12, 2021, the Company entered into definitive agreements relating to private exchanges (the “Exchanges”) of an aggregate of $54.65 million principal amount of the Company’s outstanding 2021 Notes for an aggregate of $28.75 million principal amount of 7.50% Senior Secured Convertible Notes due 2024 (the “2024 Notes”), $25.90 million in cash, and accrued and unpaid interest through the issue date. The Exchanges are expected to close as soon as practicable, subject to satisfaction of certain closing conditions. The initial conversion rate for the 2024 Notes is 563.2216 shares of Common Stock for each $1,000 principal amount of 2024 Notes (equivalent to an initial conversion price of approximately $1.7755 per share of the Common Stock), subject to adjustment in some events, which is based on a 32.5% premium to the closing price of the Common Stock on the NYSE American at the close of trading on August 13, 2021, the exchange date.

The 2024 Notes will be issued pursuant to an indenture to be entered into between the Company, the guarantors party thereto, The Bank of New York Mellon Trust Company, N.A., as trustee and Wilmington Savings Fund Society, FSB, as collateral agent. Interest on the Notes will be paid semi-annually at a rate of 7.50% per annum. The Notes will mature three years after the issuance thereof, unless earlier purchased, converted, exchanged or redeemed and will be guaranteed by the Company’s subsidiaries. The 2024 Notes will be secured by perfected liens on all of the assets of the Company and its subsidiaries.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
AND RISK FACTORS SUMMARY

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the consolidated financial statements and the related notes included elsewhere in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2020. Some of the information contained in this discussion and analysis, particularly with respect to our plans and strategy for our business and related financing, includes forward-looking statements within the meanings of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, including statements regarding expectations, beliefs, intentions or strategies for the future. When used in this report, the terms “anticipate,” “believe,” “estimate,” “expect,” “can,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” and words or phrases of similar import, as they relate to our company or our management, are intended to identify forward-looking statements. We intend that all forward-looking statements be subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance, and we undertake no obligation to update or revise, nor do we have a policy of updating or revising, any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, except as may be required under applicable law. Forward-looking statements are subject to many risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements as a result of several factors including those set forth under “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021.

Examples of the risks and uncertainties include, but are not limited to, the following:

●risks related to the timing and progress of the preparation of an updated BLA addressing the CRL for PRX-102;

●risks related to the timing, progress and likelihood of final approval by the FDA of a resubmitted BLA for PRX-102 and, if approved, whether PRX-102 will be commercially successful;
●the risk that the FDA, the European Medicines Agency, or EMA, or other foreign regulatory authorities may not accept or approve a marketing application we file for PRX-102 or any of our other product candidates;
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
●risks relating to our ability to make required payments under our outstanding convertible notes, including the 2024 Notes, or any other indebtedness as they come due and our ability to obtain additional financing and raise capital as necessary should the regulatory approval process become more extended;
●risks associated with the COVID-19 outbreak and variants, which may adversely impact our business, preclinical studies and clinical trials;
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

Recent Company Developments

●On August 2, 2021, we announced that a Type A Meeting request has been submitted to the FDA to discuss the CRL. The FDA has scheduled the Type A meeting for September 9, 2021.
●On July 2, 2021, we entered into the Sales Agreement with the Agent. Pursuant to the terms of the Sales Agreement, the Company may sell from time to time through the Agent ATM Shares having an aggregate offering price of up to $20.0 million. Upon execution of the Sales Agreement, the Company terminated the ATM Equity OfferingSM Sales Agreement it had entered into on October 1, 2020 with BofA Securities.
●On June 2, 2021, we, together Chiesi, announced topline results from an interim analysis of the phase III BALANCE clinical trial. The initial top-line results show that the lower boundary of the confidence interval for the mean difference between the two treatments (PRX-102 and Fabrazyme) was below the non-inferiority margin pre-specified for this interim analysis in the ITT analysis set and above such limit in the PP analysis set. At the time of this analysis, two patients discontinued participation due to treatment emergent adverse events (TEAEs). Of these two patients, one discontinued participation due to a related adverse event. No deaths were registered. Overall, safety data appears favorable and consistent with what was observed in previous clinical studies with PRX-102.
●On May 13, 2021, we signed a binding term sheet with Chiesi pursuant to which we amended the Chiesi Agreements in order to provide us with near-term capital. Chiesi agreed to make a $10.0 million milestone payment to us before the end of the second quarter in exchange for a $25.0 million reduction in a longer term regulatory milestone payment in the Chiesi EX-US Agreement. All other regulatory and commercial milestone payments remain unchanged. We also agreed to negotiate certain manufacturing related matters. We received the payment in June 2021.
●On April 28, 2021, we, together with Chiesi, announced the receipt from the FDA of a CRL in response to the PRX-102 BLA.

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

We will continue to evaluate the impact of the COVID-19 pandemic and its variants on our business as we learn more and the impact of COVID-19 on our industry becomes more clear. We intend to continuously assess the impact of COVID-19 on our trials, expected timelines and costs.

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

As discussed above, on April 28, 2021, we, together with Chiesi, announced the receipt of a CRL from the FDA regarding the BLA. The CRL did not report any concerns relating to the potential safety or efficacy of PRX-102 in the submitted data package. In the CRL, the FDA noted that an inspection of Protalix’s manufacturing facility in Carmiel, Israel, including a subsequent assessment of any related FDA findings, is required before the FDA can approve a resubmitted BLA. Due to travel restrictions, the FDA was unable to conduct the required inspection during the review cycle. The FDA explained in the letter that it will continue to monitor the public health situation as well as travel restrictions, and is actively working to define an approach for scheduling outstanding inspections. With respect to the third-party facility in Europe at which fill and finish processes are performed for PRX-102, due to COVID-19, the FDA reviewed records under Section 704(a)(4) of the FFDCA in lieu of a pre-licensing inspection. In the CRL, the FDA stated that it will communicate remaining issues to the facility in order to seek prompt resolution of any pending items.

In addition to the foregoing, in the CRL, the FDA noted that Fabrazyme, a therapy used to treat Fabry patients, was recently converted to full approval and is now an “available therapy,” which must be addressed in the context of any potential resubmission of a BLA for PRX-102. We intend to work collaboratively with the agency to identify the most expeditious pathway to approval, and are confident that we will be able to work with the FDA to resolve these issues and provide a new, alternative drug to Fabry patients.

On August 2, 2021, we announced that a Type A Meeting request has been submitted to the FDA to discuss the CRL. The FDA has scheduled the Type A meeting for September 9, 2021; however, we cannot anticipate the additional steps that may be required in connection with any potential resubmission. We intend to provide further updates on next steps after the meeting.

Based on the interim analysis of the 12-month data generated from the BALANCE study, which are described below, and in combination with previously reported positive data from the BRIGHT and BRIDGE studies, Protalix and Chiesi intend to submit an MAA to the EMA for the review of PRX-102 for the proposed treatment of Fabry disease.

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

Key Trials and Design

Our phase III clinical program of PRX-102 for the treatment of Fabry disease includes three individual studies; the BALANCE study, the BRIDGE study and the BRIGHT study. Enrollment has been completed in all three studies. In 2015, we completed a phase I/II clinical trial of PRX-102. In the phase III clinical program, we are studying two alternative doses and regimens for PRX-102; 1 mg/kg every two weeks, with the potential for improved efficacy and safety offering a potential alternative to existing enzyme replacement therapies, and 2 mg/kg every four weeks, which has the potential to lower treatment burden versus existing treatments and potentially provide a better quality of life for a subset of Fabry patients. Final results from the BRIDGE study were released in December 2020 and topline results from the BRIGHT study were released in February 2021. Interim one-year data from the BALANCE study was released in June 2021.

Patients that completed the phase I/II clinical trial were offered, and patients that complete the BALANCE, BRIDGE and BRIGHT studies are offered, the opportunity to continue PRX-102 treatment as part of a long-term extension study.

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

The primary endpoint of the BALANCE study is the comparison in the annualized rate of decline of eGFR slope between Fabrazyme and PRX-102. eGFR is considered a reliable and accepted test to measure the level of kidney function and stage of kidney disease. Additional parameters being evaluated include: cardiac assessment, Lyso-Gb3 (a biomarker for monitoring Fabry patients during therapy), pain, quality of life, immunogenicity, Fabry clinical events and pharmacokinetic and other parameters. The study also evaluates the safety and tolerability of PRX-102.

In June 2021, we, together with Chiesi, announced topline results from an interim analysis of the BALANCE study. The primary endpoint of the interim analysis is the comparison of mean annualized changes (slope) of the eGFR(CKD-EPI) after completion of at least 12 months of treatment between the two treatment arms (Fabrazyme and PRX-102). The interim efficacy analysis was conducted on two pre-defined analysis sets: Intention to Treat (ITT), consisting of all randomized patients who received at least one dose (77 patients), considered as the primary analysis for this interim review; and the Per Protocol (PP), consisting of all patients who completed at least 12 months of treatment with no major protocol violations (74 patients). The patient population (ITT analysis set) of the study is comprised of 47 males (61%) and 30 females (39%) with a mean age of 44.3 years.

The initial top-line results show that the lower boundary of the confidence interval for the mean difference between the two treatments was below the non-inferiority margin pre-specified for this interim analysis in the ITT analysis set and above such limit in the PP analysis set. At the time of this analysis, two patients discontinued participation due to treatment emergent adverse events (TEAEs). Of these two patients, one discontinued participation due to a related adverse event. No deaths were registered. Overall, safety data appears favorable and consistent with what was observed in previous clinical studies with PRX-102. Unblinded final data is anticipated to be released in the second quarter of 2022 after all remaining patients have completed the 24-month treatment period.

Based on the interim analysis of the 12-month data generated from the BALANCE study, and in combination with previously reported positive data from the BRIGHT and BRIDGE studies, Protalix and Chiesi intend to submit an MAA to the EMA for the review of PRX-102 for the proposed treatment of Fabry disease.

Patients enrolled in the BALANCE study will continue to be treated for a total of 24 months, at which point the data will be analyzed to test for superiority.

Phase III BRIDGE Study

The BRIDGE study was a 12-month open-label, single arm switch-over study evaluating the safety and efficacy of pegunigalsidase alfa, 1 mg/kg infused every two weeks, in up to 22 Fabry patients. The trial, which is was completed in December 2019, enrolled patients then being treated with agalsidase alfa, marketed by Takeda Pharmaceutical Company Limited (acquired Shire Plc) as Replagal®, for at least two years and on a stable dose for at least six months. Patients were screened and evaluated over three months while continuing Replagal treatment. Following the screening period, each patient was enrolled and switched from Replagal treatment to receive intravenous (IV) infusions of PRX-102 1 mg/kg every two weeks for 12 months.

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

Currently available urate-lowering therapies, or ULTs, can be effective in treating gout. Refractory gout patients are those whom, despite treatment with existing ULTs, have high flare frequency, consistent tophi, and the inability to maintain therapeutic goals of urate levels. An estimated approximately 2% of the gout population is considered to have chronic refractory disease and are in need of other therapeutic options. One option may be a therapeutic use of the uricase enzyme which converts uric acid to allantoin, which is easily eliminated through urine. The uricase enzyme does not exist naturally in humans. To date, two variants of recombinant uricases are approved for marketing: (i) Krystexxa® for treatment of chronic gout refractory to conventional therapy (no longer approved in the European Union) and (ii) Elitek®, indicated for the treatment of tumor lysis syndrome but not gout. Both have a black box warning for anaphylaxis, induce strong immunogenic reactions and have other major side-effects. We use ProCellEx to express an optimized recombinant uricase enzyme under development for the potential treatment of refractory gout which we are designing to have an improved half-life, reduced immunogenicity and potentially longer term efficacy.

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

Intellectual Property

A key element of our overall strategy is to establish a broad portfolio of patents to protect our proprietary technology, proprietary product and product candidates and their methods of use. As of June 30, 2021, we hold a broad portfolio of over 90 patents in Europe, the United States, Israel and additional countries worldwide, as well as over 30 pending patent applications.

Scientific Presentations

Dr. Camilla Tøndel, a principal investigator in our phase III clinical program of PRX-102 for the treatment of Fabry disease, delivered a mini oral presentation entitled “A subgroup analysis of female patients in a phase 3 open-label study to assess the safety and efficacy of pegunigalsidase alfa in patients with Fabry disease previously treated with agalsidase alfa” at the 58th ERA-EDTA Virtual Congress (European Renal Association - European Dialysis and Transplant Association). The Congress took place virtually from June 5 through June 8, 2021.

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

The full extent to which the COVID-19 pandemic will directly or indirectly impact our financial condition, liquidity, or results of operations will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and its variants and the actions taken to contain or treat COVID-19 and its variants, as well as the economic impact on local, regional, national and international customers and markets.

Results of Operations

Three months ended June 30, 2021 compared to the three months ended June 30, 2020

Revenues from Selling Goods

We recorded revenues from selling goods of $3.2 million during the three months ended June 30, 2021, a decrease of $0.4 million, or 11%, compared to revenues of $3.6 million for the three months ended June 30, 2020. The decrease of $2.0 million in sales to Brazil, resulting from timing differences, was partially offset by an increase of $1.6 million in sales to Pfizer.

Revenues from License and R&D Services

We recorded revenues from license and R&D services of $3.2 million for the three months ended June 30, 2021, a decrease of $4.1 million, or 56%, compared to revenues of $7.3 million for the three months ended June 30, 2020. Revenues from license and R&D services are comprised primarily of revenues we recognized in connection with the Chiesi Agreements. The decrease resulted primarily from an updated costs estimation throughout the trials until completion in the amount of $4.1 million and from revenues recognized in connection with the progress of our clinical trials that have been completed during 2020.

Cost of Goods Sold

Cost of goods sold was $4.7 million for the three months ended June 30, 2021, an increase of $2.9 million, or 161%, from cost of goods sold of $1.8 million for the three months ended June 30, 2020. The increase in cost of goods sold was primarily the result of certain one-time manufacturing costs incurred while preparing for the then anticipated FDA approval of the PRX-102 BLA.

Research and Development Expenses

Research and development expenses were $7.7 million for the three months ended June 30, 2021, a decrease of $1.5 million, or 16%, compared to $9.2 million of research and development expenses for the three months ended June 30, 2020. The decrease is primarily the result of the completion of two out of the three phase III clinical trials of PRX-102 and reduced costs related to the BALANCE study.

We expect research and development expenses to continue to be our primary expense as we enter into a more advanced stage of preclinical and clinical trials for certain of our product candidates.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $3.2 million for the three months ended June 30, 2021, an increase of $1.0 million, or 45%, compared to $2.2 million for the three months ended June 30, 2020. The increase resulted primarily from an increase in corporate costs related insurance and funding.

Financial Expenses, Net

Financial expenses net were $2.1 million for the three months ended June 30, 2021 and $1.9 million for the three months ended June 30, 2020. The increase resulted primarily from an increase in amortization of debt issuance costs and debt discount.

Six months ended June 30, 2021 compared to the six months ended June 30, 2020

Revenues from Selling Goods

We recorded revenues from selling goods of $7.8 million during the six months ended June 30, 2021, a decrease of $0.9 million, or 10%, compared to revenues of $8.7 million for the six months ended June 30, 2020. The decrease of $5.0 million in sales to Brazil, resulting from timing differences, was partially offset by an increase of $4.1 million in sales to Pfizer.

Revenues from License and R&D Services

We recorded revenues from license and R&D services of $10.0 million for the six months ended June 30, 2021, a decrease of $13.9 million, or 58%, compared to revenues of $23.9 million for the six months ended June 30, 2020. Revenues from license and R&D services are comprised primarily of revenues we recognized in connection with the Chiesi Agreements. The decrease resulted primarily from an updated costs estimation throughout the trials until completion in the amount of $4.1 million and from revenues recognized in connection with the progress of our clinical trials that have been completed during 2020.

Cost of Goods Sold

Cost of goods sold was $9.5 million for the six months ended June30, 2021, an increase of $4.2 million, or 79%, from cost of goods sold of $5.3 million for the six months ended June 30, 2020. The increase in cost of goods sold was primarily the result of certain one-time manufacturing costs incurred while preparing for the then anticipated FDA approval of the PRX-102 BLA.

Research and Development Expenses

Research and development expenses were $14.8 million for the six months ended June 30, 2021, a decrease of $4.7 million, or 24%, compared to $19.5 million of research and development expenses for the six months ended June 30, 2020. The decrease is primarily the result of the completion of two out of the three phase III clinical trials of PRX-102 and reduced costs related to the BALANCE study.

We expect research and development expenses to continue to be our primary expense as we enter into a more advanced stage of preclinical and clinical trials for certain of our product candidates.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $6.3 million for the six months ended June 30, 2021, an increase of $0.9 million, or 17%, compared to $5.4 million for the six months ended June 30, 2020. The increase resulted primarily from an increase in corporate costs related mainly to insurance and funding.

Financial Expenses, Net

Financial expenses net were $3.9 million for the six months ended June 30, 2021, a decrease of $1.0 million, or 20%, compared to financial expenses net of $4.9 million for the six months ended June 30, 2020. The decrease resulted primarily from a decrease in expenses related to our outstanding convertible notes equal to $1.3 million.

Liquidity and Capital Resources

Our sources of liquidity include our cash balances and bank deposits. At June 30, 2021, we had $33.9 million in cash and cash equivalents and $43.1 million in short-term bank deposits. We have primarily financed our operations through equity and debt financings, business collaborations, and grants funding.

During the six months ended June 30, 2021, we raised gross proceeds equal to approximately $8.8 million from sales of common stock under our ATM program through the sale of 1,867,552 shares of our common stock. In addition, we raised gross proceeds of approximately $40.2 million from a public offering of our common stock before deducting the underwriting discount and estimated expenses of the offering. In connection with the offering, we issued 8,749,999 shares of our common stock at a purchase price per share of $4.60.

We believe that our cash and cash equivalents and bank deposits as of June 30, 2021 are sufficient to satisfy our capital needs for at least 12 months from the date that these financial statements are issued.

In addition, as of June 30, 2021, we have outstanding 2021 Notes amounting to $57.9 million which are due on November 15, 2021, unless the notes are refinanced, restructured or converted before that date.

On August 12, 2021, we entered into definitive agreements relating to the Exchanges of an aggregate of $54.65 million principal amount of our 2021 Notes for an aggregate of $28.75 million principal amount of 2024 Notes, $25.90 million in cash, and accrued and unpaid interest through the issue date. The Exchanges are expected to close as soon as practicable, subject to satisfaction of certain closing conditions. The initial conversion rate for the 2024 Notes is 563.2216 shares of our Common Stock for each $1,000 principal amount of 2014 Notes (equivalent to an initial conversion price of approximately $1.7755 per share of our Common Stock, subject to adjustment in some events, which is based on a 32.5% premium to the closing price of our Common Stock on the NYSE American at the close of trading on August 13, 2021, the exchange date.

The 2024 Notes will be issued pursuant to an indenture to be entered into between us, the guarantors party thereto, The Bank of New York Mellon Trust Company, N.A., as trustee and Wilmington Savings Fund Society, FSB, as collateral agent. Interest on the Notes will be paid semi-annually at a rate of 7.50% per annum. The 2024 Notes will mature three years after the issuance thereof, unless earlier purchased, converted, exchanged or redeemed and will be guaranteed by our subsidiaries. The 2024 Notes will be secured by perfected liens on all of our assets, including those of our subsidiaries.

Cash Flows

Net cash used in operations was $3.3 million for the six months ended June 30, 2021. In response to the COVID-19 pandemic, a higher number of subjects in our ongoing clinical trials opted for home care treatments over in-site treatments which resulted in an immaterial amount of additional expenses. The net loss for the six months ended June 30, 2021 of $16.7 million was increased by a $1.6 million increase in accounts receivable and other assets, and was partially offset by a $12.3 million increase in contracts liability, a $1.9 million of amortization of debt issuance costs and debt discount and $1.4 million in share-based compensation. Net cash used in investing activities for the six months ended June 30, 2021 was $23.1 million and consisted primarily of a net increase in bank deposits. Net cash provided by financing activities was $42.1 million resulting from the sale of common stock under our former ATM program and from our public offering of common stock, net of the promissory note payment.

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

Future Funding Requirements

As a result of our significant research and development expenditures and the lack of significant revenue from sales of taliglucerase alfa, we have generated operating losses from our continuing operations since our inception. Our outstanding 2021 Notes are secured by a perfected lien on all of our assets. Under the terms of the indenture governing the 2021 Notes, and the indenture to be entered into in connection with the proposed issuance of the 2024 Notes, we are required to maintain a minimum cash balance of at least $7.5 million.

We expect to continue to incur significant expenditures in the near future as we increase our research and developments efforts with respect to our product candidates given the receipt of the CRL from the FDA discussed above, we expect to incur additional expenses in connection with any resubmission. We cannot anticipate the costs or the timing of the occurrence of such costs. In addition, to the extent we need to obtain additional financing in connection with this process or with any additional clinical testing that may be required, it may be more difficult for us to do so given the volatility of the price of our common stock. Our material cash needs for the next 24 months will include, among other expenses, (i) costs of preclinical and clinical trials, (ii) employee salaries, (iii) payments for rent and operation of our manufacturing facilities, (iv) fees to our consultants and legal advisors, patents and fees for service providers in connection with our research and development efforts and (v) payment of principal and interest on the 2021 Notes that remain outstanding and on the 2024 Notes we anticipate issuing in August 2021, and other debt. We believe that the funds currently available to us are sufficient to satisfy our capital needs for at least 12 months.

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

We expect to finance our future cash needs through corporate collaborations, licensing or similar arrangements, public or private equity offerings and/or debt financings. We currently do not have any commitments for future external funding, except with respect to the development-related payments and milestone payments that may become payable under the Chiesi Agreements and under our agreement with SarcoMed. On July 2, 2021, we entered into the Sales Agreement in connection with a new ATM program pursuant to which we may sell from time to time through the Agent ATM Shares having an aggregate offering price of up to $20.0 million. On the same date, we terminated our former ATM program.

Effects of Currency Fluctuations

Currency fluctuations could affect us through increased or decreased acquisition costs for certain goods and services. We do not believe currency fluctuations have had a material effect on our results of operations during the six months ended June 30, 2021 and June 30, 2020.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of each of June 30, 2021 and June 30, 2020.

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

	Six Months Ended		Year Ended
	June 30,		December 31,
	2021	2020	2020
Average rate for period	3.265	3.509	3.442
Rate at period-end	3.260	3.466	3.215

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15f and 15d-15f under the Exchange Act) that occurred during the quarter ended June 30, 2021 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not involved in any material legal proceedings.

Item 1A. Risk Factors

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 7, 2021, we issued 173,816 shares of Common Stock in connection with the cashless exercise of a warrant to purchase 2,816,901 shares of Common Stock issued on March 18, 2020, as part of our private placement of Common Stock and warrants. We did not generate any proceeds from the cashless exercise.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Date	Filed or Furnished Herewith
1.1	At the Market Offering Agreement, dated July 2, 2021, between the Company and H.C. Wainwright & Co., LLC	8-K	001-33357	1.1	July 2, 2021
3.1	Certificate of Incorporation of the Company	8-K	001-33357	3.1	April 1, 2016
3.2	Amendment to Certificate of Incorporation of the Company	Def 14A	001-33357	Appen. A	July 1, 2016
3.3	Second Amendment to Certificate of Incorporation of the Company	Def 14A	001-33357	Appen. A	October 17, 2018
3.4	Third Amendment to Certificate of Incorporation of the Company	8-K	001-33357	3.1	December 19, 2019
3.5	Bylaws of the Company	8-K	001-33357	3.2	April 1, 2016
4.1	Form of Restricted Stock Agreement/Notice	8-K	001-33357	4.1	July 18, 2012
4.2	Indenture, dated as of December 7, 2016, between Protalix BioTherapeutics, Inc. the guarantors party thereto, The Bank of New York Mellon Trust Company, N.A., as trustee and Wilmington Savings Fund Society, FSB, as collateral agent	8-K	001-33357	4.1	December 7, 2016
4.3	Form of 7.50% Convertible Note due 2021 (Issued in 2016 Financing)	8-K	001-33357	4.2	December 7, 2016
4.4	Form of 7.50% Convertible Note due 2021 (Issued in 2016 Exchange)	8-K	001-33357	4.3	December 7, 2016

4.5	First Supplemental Indenture, dated as of July 24, 2017, by and among Protalix BioTherapeutics, Inc., the guarantors party thereto, The Bank of New York Mellon Trust Company, N.A., as trustee, and Wilmington Savings Fund Society, FSB, as collateral agent	8-K	001-33357	4.2	July 25, 2017
4.6	Second Supplemental Indenture, dated as of November 27, 2017, by and among Protalix BioTherapeutics, Inc., the guarantors party hereto and The Bank of New York Mellon Trust Company, N.A., as trustee, registrar, paying agent and conversion agent	8-K	001-33357	4.1	December 1, 2017
4.7	Description of Capital Stock	10-K	001-33357	4.7	March 12, 2020
4.8	Form of Warrant	8-K	001-33357	4.1	March 12, 2020
4.9†	Form of Stock Option Agreement (Executives)	10-Q	001-33357	4.8	August 10, 2020
4.10	Form of Stock Option Agreement (Standard)	10-Q	001-33357	4.9	August 10, 2020
10.1	Form of Exchange Agreement, dated as of August 12, 2021 among Protalix BioTherapeutics, Inc. and the holders named therein	8-K	001-33357	10.1	August 12, 2021
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Certification of Chief Executive Officer					X
32.2	18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Certification of Chief Financial Officer					X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	COVER PAGE INTERACTIVE DATA FILE (formatted as Inline XBRL and contained in Exhibit 101).
† Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROTALIX BIOTHERAPEUTICS, INC.
(Registrant)

Date: August 16, 2021	By:	/s/ Dror Bashan
Dror Bashan President and Chief Executive Officer (Principal Executive Officer)

Date: August 16, 2021	By:	/s/ Eyal Rubin
Eyal Rubin Senior Vice President and Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)