Form 10-Q
period 2021-09-30
Protalix BioTherapeutics, Inc.
filed 2021-11-15
CIK 1006281

fFFAS

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

On November 1, 2021, approximately 45,556,647 shares of the Registrant’s common stock, $0.001 par value, were outstanding.

FORM 10-Q

		Page
	PART I – FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets (Unaudited) – As of September 30, 2021 and December 31, 2020	2
	Condensed Consolidated Statements of Operations (Unaudited) – For the Nine and Three Months Ended September 30, 2021 and 2020	3
	Condensed Consolidated Statements of Changes in Stockholders’ equity (Capital Deficiency) (Unaudited) – For the Nine and Three Months Ended September 30, 2021 and 2020	4
	Condensed Consolidated Statements of Cash Flows (Unaudited) – For the Nine Months ended September 30, 2021 and 2020	5
	Notes to Condensed Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28
Item 4.	Controls and Procedures	29
	PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	30
Item 1A.	Risk Factors	30
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30
Item 3.	Defaults Upon Senior Securities	30
Item 4.	Mine Safety Disclosures	30
Item 5.	Other Information	30
Item 6.	Exhibits	30
Signatures		33

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

PROTALIX BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands)

(Unaudited)

	September 30, 2021	December 31, 2020

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$10,642		$18,265
Short-term bank deposits	38,017		20,280
Accounts receivable – Trade	5,561		2,000
Other assets	2,274		2,096
Inventories	14,730		13,082
Total current assets	$71,224		$55,723

NON-CURRENT ASSETS:
Funds in respect of employee rights upon retirement	1,948		$1,799
Property and equipment, net	5,065		4,845
Operating lease right of use assets	5,245		5,567
Total assets	$83,482		$67,934

LIABILITIES AND STOCKHOLDERS’ EQUITY (NET OF CAPITAL DEFICIENCY)

CURRENT LIABILITIES:
Accounts payable and accruals:
Trade	$8,436		$7,221
Other	14,694		13,926
Operating lease liabilities	1,235		1,420
Contracts liability	15,160		5,394
Convertible notes	3,239		54,427
Promissory note			4,086
Total current liabilities	$42,764		$86,474

LONG TERM LIABILITIES:
Convertible notes	$27,816	$
Contracts liability	5,895		1,716
Liability for employee rights upon retirement	2,353		2,263
Operating lease liabilities	4,441		4,467
Other long term liabilities			51
Total long term liabilities	$40,505		$8,497
Total liabilities	$83,269		$94,971

STOCKHOLDERS’ EQUITY (CAPITAL DEFICIENCY)	213		(27,037)
Total liabilities and stockholders’ equity (net of capital deficiency)	$83,482		$67,934

The accompanying notes are an integral part of the condensed consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(U.S. dollars in thousands, except share and per share data)

(Unaudited)

	Nine Months Ended			Three Months Ended
	September 30, 2021	September 30, 2020		September 30, 2021	September 30, 2020
REVENUES FROM SELLING GOODS	$12,260		$11,975	$4,506		$3,296
REVENUES FROM LICENSE AND R&D SERVICES	17,541		31,428	7,548		7,494
TOTAL REVENUE	29,801		43,403	12,054		10,790
COST OF GOODS SOLD (1)	(13,201)		(8,121)	(3,703)		(2,868)
RESEARCH AND DEVELOPMENT EXPENSES (2)	(22,093)		(27,214)	(7,282)		(7,688)
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (3)	(9,263)		(8,197)	(2,954)		(2,816)
OPERATING LOSS	(14,756)		(129)	(1,885)		(2,582)
FINANCIAL EXPENSES	(6,613)		(7,150)	(2,410)		(1,973)
FINANCIAL INCOME	403		359	96		118
FINANCIAL EXPENSES – NET	(6,210)		(6,791)	(2,314)		(1,855)
OTHER INCOME	51
NET LOSS FOR THE PERIOD	$(20,915)		$(6,920)	$(4,199)		$(4,437)
LOSS PER SHARE OF COMMON STOCK – BASIC AND DILUTED	$(0.48)		$(0.25)	$(0.09)		$(0.14)
WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK
USED IN COMPUTING LOSS PER SHARE – BASIC AND DILUTED	43,761,769		27,758,104	45,556,647		32,863,788
(1) Includes share-based compensation	$217	$		$65	$
(2) Includes share-based compensation	$524		$635	154		562
(3) Includes share-based compensation	$1,216		$1,477	$344		$852

The accompanying notes are an integral part of the condensed consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ EQUITY (CAPITAL DEFICIENCY)

(U.S. dollars in thousands, except share data)

(Unaudited)

				Additional
	Common	Common		Paid-In	Accumulated
	Stock (1)	Stock		Capital	Deficit	Total
	Number of
	Shares	Amount
Balance at January 1, 2020	14,838,213	$15		$270,492	$(340,829)	$(70,322)
Changes during the nine-month period ended September 30, 2020:
Issuance of common stock and warrants, net of issuance cost	17,604,423	18		41,325		41,343
Share-based compensation related to stock options				1,607		1,607
Share-based compensation related to restricted stock awards	694,073			505		505
Exercise of warrants	200,000		*	472		472
Net loss for the period					(6,920)	(6,920)
Balance at September 30, 2020	33,336,709	$33		$314,401	$(347,749)	$(33,315)
Balance at January 1, 2021	34,765,280	$35		$320,280	$(347,352)	$(27,037)
Changes during the nine-month period ended September 30, 2021:
Issuance of common stock, net of issuance cost	8,749,999	9		37,616		37,625
Issuance of common stock under the Sales Agreement, net	1,867,552	2		8,573		8,575
Share-based compensation related to stock options				1,176		1,176
Share-based compensation related to restricted stock awards				781		781
Exercise of warrants	173,816		*	-	-	-
Reacquisition of equity component of convertible notes				(12,019)		(12,019)
Equity component of convertible notes, net of transaction costs				12,027		12,027
Net loss for the period					(20,915)	(20,915)
Balance at September 30, 2021	45,556,647	$46		$368,434	$(368,267)	$213
Balance at June 30, 2020	32,442,636	$33		$308,515	$(343,312)	$(34,764)
Changes during the three-month period ended September 30, 2020:
Note receivable payment				4,000		4,000
Share-based compensation related to stock options				909		909
Share-based compensation related to restricted stock awards	694,073			505		505
Exercise of warrants	200,000		*	472		472
Net loss for the period					(4,437)	(4,437)
Balance at September 30, 2020	33,336,709	$33		$314,401	$(347,749)	$(33,315)
Balance at June 30, 2021	45,556,647	$46		$367,863	$(364,068)	$3,841
Changes during the three-month period ended September 30, 2021:
Reacquisition of equity component of convertible notes				(12,019)		(12,019)
Equity component of convertible notes, net of transaction costs				12,027		12,027
Share-based compensation related to stock options				344		344
Share-based compensation related to restricted stock awards				219		219
Net loss for the period					(4,199)	(4,199)
Balance at September 30, 2021	45,556,647	$46		$368,434	$(368,267)	$213

*Represents an amount equal to less than $1.

(1) Common stock, $0.001 par value; Authorized – as of September 30, 2021 and 2020 - 120,000,000 shares.

The accompanying notes are an integral part of the condensed consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

(Unaudited)

	Nine Months Ended
	September 30, 2021	September 30, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(20,915)	$(6,920)
Adjustments required to reconcile net loss to net cash used in operating activities:
Share-based compensation	1,957	2,112
Depreciation	859	1,011
Financial income, net (mainly exchange differences)	118	(284)
Changes in accrued liability for employee rights upon retirement	100	(488)
Gain on amounts funded in respect of employee rights upon retirement	(75)	(11)
Gain on sale of fixed assets	(51)
Loss on extinguishment of convertible notes	831
Amortization of debt issuance costs and debt discount	2,569	2,548
Changes in operating assets and liabilities:
Increase (decrease) in contracts liability (including non-current portion)	13,945	(15,062)
Decrease (increase) in accounts receivable and other assets	(4,075)	783
Changes in right of use assets	168	53
Increase in inventories	(1,648)	(5,126)
Increase in accounts payable and accruals	1,070	3,291
Decrease in other long term liabilities	(51)	(463)
Net cash used in operating activities	$(5,198)	$(18,556)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of bank deposits	$(37,835)	$(27,500)
Proceeds from sale of short-term deposits	20,000
Purchase of property and equipment	(1,011)	(380)
Proceeds from sale of property and equipment	53
Decrease (increase) in restricted deposit	359	(4)
Amounts funded in respect of employee rights upon retirement, net	(81)	340
Net cash used in investing activities	$(18,515)	$(27,544)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment for convertible notes redemption and transactions costs	$(25,990)
Net payment for promissory note	(4,086)
Proceeds from issuance of common stock and warrants, net	37,625	$41,343
Proceeds from issuance of common stock under the Sales Agreement, net	8,575
Exercise of warrants		472
Net cash provided by financing activities	$16,124	$41,815
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	$(34)	$26
NET DECREASE IN CASH AND CASH EQUIVALENTS	(7,623)	(4,259)
BALANCE OF CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	18,265	17,792
BALANCE OF CASH AND CASH EQUIVALENTS AT END OF PERIOD	$10,642	$13,533

The accompanying notes are an integral part of the condensed consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

(Unaudited)

(Continued) – 2

	Nine Months Ended
	September 30, 2021	September 30, 2020
SUPPLEMENTARY INFORMATION ON INVESTING AND FINANCING ACTIVITIES NOT INVOLVING CASH FLOWS:
Purchase of property and equipment	$387	$95
Right of use assets obtained in exchange for new operating lease liabilities	$309	$564
Transactions costs in connection with the exchange of convertible notes	$774

SUPPLEMENTARY DISCLOSURE ON CASH FLOWS
Interest paid	$3,288	$2,172
Interest received	$445	$68

As to extinguishment of convertible notes see Note 5.

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

On August 25, 2021, the Company completed exchanges (the “Exchanges”) of the Company’s outstanding 7.50% Senior Secured Convertible Notes due 2021 (the “2021 Notes”) with institutional note holders of a substantial majority of the 2021 Notes. The Exchanges involved the exchange of an aggregate of $54.65 million principal amount of the Company’s outstanding 2021 Notes for an aggregate of $28.75 million principal amount of newly issued 7.50% Senior Secured Convertible Notes due 2024 (the “2024 Notes”), $25.90 million in cash, and approximately $1.1 million in cash representing accrued and unpaid interest through the closing date. The initial conversion rate for the 2024 Notes is 563.2216 shares of Common Stock for each $1,000 principal amount of 2024 Notes (equivalent to an initial conversion price of approximately $1.7755 per share of the Common Stock), subject to adjustment in certain circumstances. This initial conversion price represents a premium of approximately 32.5% relative to the closing price of the Common Stock on the NYSE American on August 13, 2021.

The most advanced investigational drug in the Company’s product pipeline is pegunigalsidase alfa, or PRX-102, a therapeutic protein candidate for the treatment of Fabry disease, a rare, genetic lysosomal disorder, which is the subject of a phase III clinical program. The PRX-102 phase III clinical program includes three separate studies which are referred to as the BALANCE study, the BRIDGE study and the BRIGHT study. The studies are designed to evaluate the potential superiority of PRX-102 over current therapies in a head-to-head study and a switch-over study, evaluate the potential for improved efficacy and better quality of life for patients with Fabry disease and evaluate the safety of our drug/therapy. The BRIDGE and BRIGHT studies have been completed, and, in October 2021, the final dosing of the last patient in the BALANCE study was completed. See Part 1, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Pegunigalsidase Alfa (PRX-102) for the Treatment of Fabry Disease for details regarding the current status of these studies and of available clinical trial results.

On April 28, 2021, the Company, together with its development and commercialization partner for PRX-102, Chiesi Farmaceutici S.p.A. (“Chiesi”), announced that they received a Complete Response Letter (CRL) from the U.S. Food and Drug Administration (the “FDA”) regarding the biologics license application (“BLA”) for PRX-102 for the treatment of adult patients with Fabry disease. The PRX-102 was submitted to the FDA on May 27, 2020 under the FDA’s Accelerated Approval pathway, and was subsequently accepted by the FDA and granted Priority Review designation. The CRL did not report any concerns relating to the potential safety or efficacy of PRX-102 in the submitted data package. In the CRL, the FDA noted that an inspection of the Company’s manufacturing facility in Carmiel, Israel, including the FDA’s subsequent assessment of any related FDA findings, is required before the FDA can approve a resubmitted BLA. Due to travel restrictions, the FDA was unable to conduct the required inspection during the review cycle. The FDA explained in the letter that it will continue to monitor the public health situation as well as travel restrictions, and is actively working to define an approach for scheduling outstanding inspections. With respect to the third-party facility in Europe at which fill and finish processes are performed for PRX-102, due to the novel coronavirus disease (“COVID-19”), the FDA reviewed records under Section 704(a)(4) of the Federal Food, Drug, and Cosmetic Act (the “FFDCA”) in lieu of a pre-licensing inspection. In the CRL, the FDA stated that it will communicate remaining issues to the facility in order to seek prompt resolution of any pending items. In addition to the foregoing, in the CRL, the FDA noted that agalsidase beta (Fabrazyme®), a therapy used to treat Fabry patients, was recently converted to full approval and is now an “available therapy,” which must be addressed in the context of any potential resubmission of a BLA for PRX-102.

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company and Chiesi participated in a Type A (End of Review) meeting with the FDA on September 9, 2021. As part of the meeting minutes provided by the FDA, which included the preliminary comments and meeting discussion, the FDA, in principle, agreed that the data package proposed to the FDA for a BLA resubmission has the potential to support a traditional approval of PRX-102 for the treatment of Fabry disease. The planned data package for the BLA resubmission, given the changed regulatory landscape in the United States, will include the final two-year analyses of the BALANCE study. The Company intends to continue to work collaboratively with the FDA to resolve the issues noted in the CRL and provide a new, alternative drug to Fabry patients.

Protalix and Chiesi also announced that a meeting was held with the Rapporteur and Co-Rapporteur of the European Medicines Agency (“EMA”) on October 8, 2021 regarding PRX-102. At the meeting, Chiesi and Protalix discussed the scope of the anticipated Marketing Authorization Application (“MAA”) submission for the European Union, and the Rapporteur and Co-Rapporteur were generally supportive of a planned MAA submission for PRX-102. This is an important step in the necessary pre-submission activities leading up to a MAA submission. Based on the interim analysis of the 12-month data generated from the BALANCE study that the Company announced in June 2021, and in combination with previously reported positive data from the BRIGHT and BRIDGE studies, the Company and Chiesi expect to submit an MAA to the EMA for PRX-102 during the first quarter of 2022.

In addition to PRX-102, the Company’s product pipeline currently includes, among other candidates:

(1)	alidornase alfa, or PRX-110, a proprietary plant cell recombinant human Deoxyribonuclease 1, or DNase, which has successfully completed a phase II efficacy and safety study; the Company’s exclusive worldwide license agreement with SarcoMed USA Inc. (“SarcoMed”) with respect to PRX-110 for use in the treatment of any human respiratory disease or condition including, but not limited to, sarcoidosis, pulmonary fibrosis, and other related diseases via inhaled delivery expired during the three months ended September 30, 2021; we are continuing to evaluate potential strategic marketing partnerships and collaboration programs with biotechnology and pharmaceutical companies for this product candidate for various respiratory indications;
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

On July 2, 2021, the Company entered into an At The Market Offering Agreement (the “Sales Agreement”) with H.C. Wainwright & Co., LLC, as the Company’s sales agent (the “Agent”). Pursuant to the terms of the Sales Agreement, the Company may sell from time to time through the Agent shares of its common stock, par value $0.001 per share (the “Common Stock”), having an aggregate offering price of up to $20.0 million (the “ATM Shares”). Upon execution of the Sales Agreement, the Company terminated the ATM Equity OfferingSM Sales Agreement it had entered into on October 1, 2020 with BofA Securities, Inc. (“BofA Securities”). During the term of the sales agreement with BofA Securities, the Company sold a total of 3,296,123 shares of common stock for total gross proceeds of approximately $13.8 million.

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

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

and Supply Agreement with Chiesi (the “Chiesi US Agreement”) with respect to the commercialization of pegunigalsidase alfa in the United States.

Under each of the Chiesi Ex-US Agreement and the Chiesi US Agreement (collectively, the “Chiesi Agreements”), Chiesi made an upfront payment to Protalix Ltd. of $25.0 million in connection with the execution of each agreement. In addition, under the Chiesi Ex-US Agreement, Protalix Ltd. is entitled to additional payments of up to $25.0 million in pegunigalsidase alfa development costs, capped at $10.0 million per year, and to receive additional payments of up to $320.0 million, in the aggregate, in regulatory and commercial milestone payments. Under the Chiesi US Agreement, Protalix Ltd. is entitled to payments of up to a maximum of $20.0 million to cover development costs for pegunigalsidase alfa, subject to a maximum of $7.5 million per year, and to receive additional payments of up to a maximum of $760.0 million, in the aggregate, in regulatory and commercial milestone payments. To date, Protalix Ltd. has received the full amount of development costs to which it is entitled under the Chiesi Agreements.

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

The Company believes that its cash and cash equivalents and bank deposits as of September 30, 2021 are sufficient to satisfy the Company’s capital needs for at least 12 months from the date that these financial statements are issued.

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Basic and diluted loss per share (“LPS”) are computed by dividing net loss by the weighted average number of shares of the Company’s Common Stock attributable to common stockholders outstanding for each period. The calculation of diluted LPS does not include 26,905,842 and 21,405,733 shares of Common Stock underlying outstanding options and shares of Common Stock issuable upon conversion of outstanding 2021 Notes and outstanding warrants for the three and nine months ended September 30, 2020, respectively, and 27,962,842 and 26,847,081 shares of Common Stock underlying outstanding options and shares of Common Stock issuable upon conversion of outstanding 2021 Notes, 2024 Notes and outstanding warrants for the three and nine months ended September 30, 2021, respectively, because their effect would be anti-dilutive.

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

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

NOTE 2 - INVENTORIES

Inventories at September 30, 2021 and December 31, 2020 consisted of the following:

	September 30,	December 31,
(U.S. dollars in thousands)	2021	2020
Raw materials	$3,170	$3,347
Work in progress	3,507	2,887
Finished goods	8,053	6,848
Total inventory	$14,730	$13,082

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

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible and considers counterparty credit risk in its assessment of fair value.

The fair value of the financial instruments included in the working capital of the Company is usually identical or close to their carrying value.

As of September 30, 2021, the carrying amounts of short-term deposits approximate their fair values due to the stated interest rates, which approximate market rates.

Based on a Level 3 measurement, as of September 30, 2021, the fair value of the $3.27 million aggregate principal amount of the Company’s outstanding 2021 Notes is approximately $3.4 million and the fair value of the $28.75 million aggregate principal amount of the Company’s outstanding 2024 Notes is approximately $39.8 million.

The Company prepared a valuation of the fair value of the Company’s outstanding 2021 Notes and 2024 Notes (a Level 3 valuation) as of September 30, 2021. The value of these notes was estimated by implementing the binomial model. The liability component was valued based on the Income Approach. The following parameters were used:

	2021 Notes	2024 Notes
Stock price (USD)	1.33	1.33
Expected term	0.13	2.92
Risk free rate	0.04%	0.50%
Volatility	81.16%	91.77%
Yield	6.74%	8.99%

NOTE 4 – REVENUES

The following table summarizes the Company’s disaggregation of revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
(U.S. dollars in thousands)	2021	2020	2021	2020
Pfizer	$1,135	$3,165	$7,883	$5,844
Brazil	$3,200	$—	$4,188	$6,000
Chiesi	$171	$131	$189	$131
Total revenues from selling goods	$4,506	$3,296	$12,260	$11,975
Revenues from license and R&D services	$7,548	$7,494	$17,541	$31,428

During the nine months ended September 30, 2021 and 2020, the Company recognized revenues of approximately $16.5 million and $31.4 million, respectively, from license and R&D services mainly in respect of the Chiesi Agreements, after taking into consideration change in estimate as detailed below. During the three months ended September 30, 2021 and 2020, the Company recognized revenues of approximately $6.5 million and $7.5 million, respectively, from license and R&D services mainly in respect of the Chiesi Agreements.

During the nine months ended September 30, 2021, and following the CRL received from the FDA, the Company changed its estimate for total costs expected to be incurred until satisfying the performance obligation under the Chiesi Agreements. This resulted in a reduction to accumulated revenues recognized in respect of this performance obligation in the amount of $4.1 million.

During the three months ended September 30, 2021, the Company completed its obligations under a feasibility study it entered into with Kirin Holdings Company, Limited (“Kirin”) on March 16, 2020, and the agreement expired, including the

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

option to provide additional services. Following the expiration of the option, the Company recognized as revenue during the three-month period ended September 30, 2021 the $1.0 million payment received in March 2020.

NOTE 5 – CONVERTIBLE NOTES

On August 25, 2021, the Company completed the Exchanges of a substantial majority of the Company’s outstanding 2021 Notes with certain institutional note holders. The Exchanges involved the exchange of an aggregate of $54.65 million principal amount of the Company’s outstanding 2021 Notes for an aggregate of $28.75 million principal amount of newly issued 2024 Notes, $25.90 million in cash, and approximately $1.1 million in cash representing accrued and unpaid interest through the issue date. The initial conversion rate for the 2024 Notes is 563.2216 shares of Common Stock for each $1,000 principal amount of 2024 Notes (equivalent to an initial conversion price of approximately $1.7755 per share of the Common Stock), subject to adjustment in certain circumstances, which is based on a 32.5% premium to the closing price of the Common Stock on the NYSE American at the close of trading on August 13, 2021, the exchange date.

The 2024 Notes were issued pursuant to an indenture entered into between the Company, the guarantors party thereto, The Bank of New York Mellon Trust Company, N.A., as trustee and Wilmington Savings Fund Society, FSB, as collateral agent. Interest on the Notes will be paid semi-annually at a rate of 7.50% per annum. The Notes will mature three years after the issuance thereof, unless earlier purchased, converted, exchanged or redeemed and are guaranteed by the Company’s subsidiaries. The 2024 Notes are secured by perfected liens on all of the assets of the Company and its subsidiaries.

Under the terms of the indentures governing each of the 2021 Notes and 2024 Notes, The Company is required to maintain a minimum cash balance of at least $7.5 million. In addition, under the exchange agreements the Company entered into with each of the institutional note holders that participated in the Exchanges (the “Exchange Agreements”), the Company agreed to maintain unrestricted cash of not less than $3.27 million, which is the amount necessary to redeem or repay at maturity all of the 2021 Notes that remain outstanding following the closing of the Exchanges.

For accounting purposes, as the terms of the 2021 Notes and the 2024 Notes are substantially different, the Exchanges are considered an extinguishment of debt. The Company allocated the fair value of the consideration transferred to the participating note holders between the 2021 Notes and their equity component based on the fair value of the liability component before the extinguishment, and the remainder was allocated to the equity component. As a result, the Company recognized a loss from extinguishment in the statement of operations equal to $0.8 million due to derecognition of the liability component of $54.8 million and the repurchase of the original equity component for $12.0 million.

All of the Company’s outstanding convertible notes are accounted for using the guidance set forth in the Financial Accounting Standards Board Accounting Standards Codification (ASC) 815 requiring that the Company determine whether the embedded conversion option must be separated and accounted for separately. ASC 470-20 regarding debt with conversion and other options requires the issuer of a convertible debt instrument that may be settled in cash upon conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate.

The Company accounted for the 2024 Notes as a liability (debt) and equity component (conversion option) as the convertible notes may be settled wholly or partly in cash, at the option of the Company, when converted. The equity component with respect to the cash conversion feature of approximately $12.0 million was recognized in the Company’s additional paid in capital.

Transaction costs in the amount of approximately $869,000 were allocated to the liability and equity component. The debt discount and debt issuance costs regarding the issuance of the 2024 Notes are deferred and amortized over the convertible notes period using the effective interest rate.

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company prepared a valuation of the fair value of the 2024 Notes and 2021 Notes (a Level 3 valuation) as of August 25, 2021. The value was estimated by implementing the binomial model. The liability component was valued based on the Income Approach. The following parameters were used:

	2021 Notes	2024 Notes
Stock price (USD)	1.34	1.34
Expected term	0.23	3.03
Risk free rate	0.05%	0.44%
Volatility	78.95%	91.35%
Yield	7.87%	7.66%

NOTE 6 – STOCK TRANSACTIONS

On July 25, 2021, the Company granted to a new employee, with the approval of the Company’s compensation committee, 10-year options to purchase 50,000 shares of Common Stock under the Company’s Amended and Restated 2006 Employee Stock Incentive Plan, as amended. The options have an exercise price equal to $1.57 per share and vest over a four-year period in 16 equal quarterly increments. The Company estimated the fair value of the options on the date of grant using the Black-Scholes option-pricing model to be approximately $55,000 based on the following weighted average assumptions: share price equal to $1.57; dividend yield of 0% for all years; expected volatility of 84.3%; risk-free interest rate of 0.88%; and expected life of six years.

NOTE 7 – SUBSEQUENT EVENTS

On October 13, 2021, the Company collected approximately $1.2 million from expense reimbursements in connection with its collaboration with Chiesi. On October 14, 2021, the Company collected approximately $1.1 million from sales to Pfizer and on October 15, 2021, the Company collected approximately $3.2 million from sales of alfataliglicerase to Fiocruz.

On November 9, 2021, the Company delivered the necessary funds under the indenture governing the 2021 Notes to effectively discharge the remaining outstanding 2021 Notes.

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
●the risk that the FDA, the EMA or other foreign regulatory authorities may not accept or approve a marketing application filed for PRX-102 or any of our other product candidates;
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
●risks relating to our ability to make required payments under our outstanding 2024 Notes or any other indebtedness as they come due and our ability to obtain additional financing and raise capital as necessary should the regulatory approval process become more extended;
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

Recent Company Developments

●On October 15, 2021, we, together with Chiesi, announced the final dosing of the last patient in the BALANCE study for the proposed treatment of Fabry disease.
●On October 11, 2021, we, together with Chiesi, provided a regulatory update regarding PRX-102 which included an announcement of the receipt of the official Type A (End-of-Review) meeting minutes from FDA regarding the CRL confirming a potential pathway for resubmission of a BLA for PRX-102.
●On August 25, 2021, we completed the Exchanges of a substantial majority of our outstanding 2021 Notes with institutional note holders of a substantial majority of the 2021 Notes. In the Exchanges an aggregate of $54.65 million principal amount of our outstanding 2021 Notes were exchanged for an aggregate of $28.75 million principal amount of newly issued 2024 Notes, $25.90 million in cash and approximately $1.1 million in cash representing accrued and unpaid interest through the closing date.
●On August 13, 2021, we entered into the Exchange Agreements in connection with the Exchanges.

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

A BLA for PRX-102 for the treatment of adult patients with Fabry disease was submitted to the FDA on May 27, 2020 under the FDA’s Accelerated Approval pathway, which was subsequently accepted by the FDA and granted Priority Review designation. The initial BLA submission included a comprehensive set of preclinical, clinical and manufacturing data compiled from our completed phase I/II clinical trial of PRX-102, including the related extension study succeeding our phase I/II clinical trial, interim clinical data from our phase III BRIDGE switch-over study and safety data from our on-going clinical studies of PRX-102 in patients receiving 1 mg/kg every other week.

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

We and Chiesi participated in a Type A (End of Review) meeting with the FDA on September 9, 2021 to discuss the FDA’s requirements for a BLA resubmission. As part of the meeting minutes provided by the FDA, which included the preliminary comments and meeting discussion, the FDA, in principle, agreed that the clinical data package proposed to the FDA for a BLA resubmission has the potential to support a traditional approval of PRX-102 for the treatment of Fabry disease. The planned data package for the BLA resubmission, given the changed regulatory landscape in the United States, will include the final two-year analyses of the BALANCE study. We intend to continue to work collaboratively with the FDA resolve the issues noted in the CRL and provide a new, alternative drug to Fabry patients.

In addition, we and Chiesi also held a meeting with the Rapporteur and Co-Rapporteur of the EMA on October 8, 2021 regarding the submission plans for an MAA with the EMA. At the meeting, we and Chiesi discussed the scope of the anticipated MAA for the European Union, and the Rapporteur and Co-Rapporteur were generally supportive of a planned MAA submission for PRX-102. This is an important step in the necessary pre-submission activities leading up to a planned MAA submission. Based on the interim analysis of the 12-month data generated from the BALANCE study that we announced in June 2021, and in combination with previously reported positive data from the BRIGHT and BRIDGE studies, we and Chiesi expect to submit an MAA to the EMA for PRX-102 during the first quarter of 2022.

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

Key Trials and Design

Our phase III clinical program of PRX-102 for the treatment of Fabry disease includes three individual studies; the BALANCE study, the BRIDGE study and the BRIGHT study. Enrollment has been completed in all three studies, and the final dosing of the last patient in the BALANCE study took place in October 2021. In 2015, we completed a phase I/II clinical trial of PRX-102. In the phase III clinical program, we are studying two alternative doses and regimens for PRX-102; 1 mg/kg every two weeks, with the potential for improved efficacy and safety offering a potential alternative to existing enzyme replacement therapies, and 2 mg/kg every four weeks, which has the potential to lower treatment burden versus existing treatments and potentially provide a better quality of life for a subset of Fabry patients. Final results from the BRIDGE study were released in December 2020 and topline results from the BRIGHT study were released in February 2021. Interim one-year data from the BALANCE study was released in June 2021.

Patients that completed the phase I/II clinical trial were offered, and patients that complete the BALANCE, BRIDGE and BRIGHT studies are offered, the opportunity to continue PRX-102 treatment as part of a long-term open-label extension study. Currently, 106 subjects that participated in the our PRX-102 clinical program have opted, with the advice of the treating physician, to continue PRX-102 treatment in one of our long-term extension studies; 10 subjects that completed an extension study from the phase I/II clinical trial, 18 subjects that completed the BRIDGE study; 69 subjects that completed the BALANCE study; and 29 subjects that completed the BRIGHT study. Of the 29 subjects that completed the BRIGHT study that are enrolled in a long-term extension study, 27 of them are being treated with 2 mg/kg of PRX-102 every 4 weeks and two are being treated with 1 mg/kg every two weeks.

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

Phase III BALANCE Study

The BALANCE study is a 24-month, randomized, double blind, active control study of PRX-102 in Fabry patients with impaired renal function. We have completed enrollment of 78 patients in the trial, which is designed to evaluate the safety and efficacy of PRX-102 compared to agalsidase beta (Fabrazyme) on renal function in Fabry patients with progressing kidney disease previously treated with Fabrazyme infused once every two weeks. On October 15, 2021, we announced the last dosing of the last patient in the BALANCE study. Patients previously treated with Fabrazyme for approximately one year and on a stable dose for at least six months were screened and then randomized on a 2:1 ratio to 1 mg/kg of PRX-102 or 1 mg/kg of Fabrazyme. Randomization is being stratified by urinary protein to creatinine ratio (UPCR) of < or ≥ 1 g/g by spot urine sample. The study was designed such that no more than 50% of the patients enrolled in the study would be female. Approximately 40% of the enrolled patients were female.

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

The planned data package for the BLA resubmission, given the changed regulatory landscape in the United States, will include the final two-year analyses of the BALANCE study.

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

Final results of the data generated in the BRIDGE study showed substantial improvement in renal function as measured by mean annualized estimated Glomerular Filtration Rate, or eGFR, slope in both male and female patients who were switched from agalsidase alfa to PRX-102. Twenty of 22 patients completed the 12-month treatment duration. Eighteen of the patients who completed the study opted to roll over to a long-term extension study and continue to be treated with PRX-102. In the study, the mean annualized eGFR slope of the study participants improved from -5.90 mL/min/1.73m2/year while on agalsidase alfa to -1.19 mL/min/1.73m2/year on PRX-102 in all patients. Male patients improved from -6.36 mL/min/1.73m2/year to -1.73 mL/min/1.73m2/year and female patients improved from -5.03 mL/min/1.73m2/year to -0.21 mL/min/1.73m2/year. Following the switch to PRX-102, there was a decrease in patients with progressing or fast progressing kidney disease, and most patients achieved a stable status post-switch.

PRX-102 was well-tolerated in the BRIDGE study, with all adverse events being transient in nature without sequelae. Of the 22 patients enrolled in the BRIDGE study, the majority of treatment emergent adverse events were mild or moderate in severity, with two patients (9.1%) withdrawing from the therapy due to hypersensitivity reaction that was resolved. The most common moderate treatment emergent adverse events were nasopharyngitis, headache and dyspnea.

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

Data from the interim analysis of the BRIDGE study, which were first announced in February 2020, were used to support the PRX-102 BLA filing with the FDA, and we anticipate that the final analysis will be used to support the planned MAA submission to the EMA and the BLA resubmission.

Phase III BRIGHT Study

The BRIGHT study was a 12-month, open-label, switch-over study designed to evaluate the safety, efficacy and pharmacokinetics of PRX-102 via IV infusions of 2 mg/kg administered every 4 weeks. The trial, which was completed in June 2020, enrolled up to 30 patients with Fabry disease previously treated with a commercially available ERT (Fabrazyme or Replagal), for at least three years and on a stable dose administered every two weeks. To determine eligibility for participation in the study, candidates were screened to identify and select Fabry patients with stable kidney disease. Patients who matched the criteria were enrolled in the study and switched from their current treatment of IV infusions every 2 weeks to 2 mg/kg of PRX-102 every 4 weeks for 12 months. Patients participating in the study were evaluated, among other disease parameters, to determine if their kidney disease had not further deteriorated while being treated with the 4-week dosing regimen as measured by eGFR and Lyso-Gb3, as well as other parameters. In addition, participating patients were evaluated to assess the safety and tolerability of PRX-102.

We announced topline results from the BRIGHT study in February 2021. The topline results indicate that 2 mg/kg of PRX-102 administered by intravenous infusion every four weeks was found to be well tolerated among treated patients, and stable clinical presentation was maintained in adult Fabry patients. No new patients developed treatment-induced anti-drug antibodies, or ADA, following the switch to PRX-102 treatment.

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

Gaucher disease, also known as glucocerebrosidase, or GCD, deficiency, is a rare genetic autosomal recessive disorder and one of the most common Lysosomal Storage Disorders, or LSDs, in the world. It is one of a group of disorders that affect specific enzymes that normally break down fatty substances for reuse in the cells. If the enzymes are missing or do not work properly, the substances can build up and become toxic. Gaucher disease occurs when a lipid called glucosylceramide accumulates in the cells of the bone marrow, lungs, spleen and liver, and sometimes the brain. Gaucher disease symptoms can include fatigue, anemia, easy bruising and bleeding, severe bone pain and easily broken bones, and distended stomach due to an enlarged spleen and thrombocytopenia. Epidemiology of Gaucher disease varies; recent literature provides that prevalence of Gaucher disease ranges from 0.70 to 1.75 per 100,000 in the general population. In people of Ashkenazi Jewish heritage, estimates of occurrence vary from approximately 1 in 400 to 1 in 850 people.

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

We maintain distribution rights to Elelyso in Brazil (marketed in Brazil as BioManguinhos alfataliglicerase) through a supply and technology transfer agreement with Fiocruz, an arm of the Brazilian MoH. In 2020, we generated $8.0 million from sales of BioManguinhos alfataliglicerase to the Brazilian MoH.

Alidornase Alfa (PRX-110)

Alidornase alfa is our chemically-modified plant cell expressed recombinant human DNase I, administered via inhalation. Recombinant human DNase I enzymatically cleaves DNA but its activity is inhibited by actin, which is present in the blood and other target organs. PRX-110 is designed to be less susceptible to actin inhibition and have higher affinity to DNA, thus enhancing enzymatic activity. In-vitro studies have shown PRX-110 to have a highly improved catalytic efficiency and affinity to DNA, compared to dornase alfa (Pulmozyme®, currently the only commercially available DNase therapy), even more so in the presence of actin. In February 2021, we entered into an exclusive worldwide license agreement with SarcoMed with respect to PRX-110 for use in the treatment of any human respiratory disease or condition including, but not limited to, sarcoidosis, pulmonary fibrosis, and other related diseases via inhaled delivery. The license agreement expired during the three months ended September 30, 2021. We are continuing to evaluate potential strategic marketing partnerships and collaboration programs with biotechnology and pharmaceutical companies for this product candidate for various respiratory indications.

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

Intellectual Property

A key element of our overall strategy is to establish a broad portfolio of patents to protect our proprietary technology, proprietary product and product candidates and their methods of use. As of September 30, 2021, we hold a broad portfolio of over 90 patents in Europe, the United States, Israel and additional countries worldwide, as well as over 30 pending patent applications.

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

Results of Operations

Three months ended September 30, 2021 compared to the three months ended September 30, 2020

Revenues from Selling Goods

We recorded revenues from selling goods of $4.5 million during the three months ended September 30, 2021, an increase of $1.2 million, or 36%, compared to revenues of $3.3 million for the three months ended September 30, 2020. The increase of $3.2 million in sales to Brazil, resulting from timing differences, was partially offset by a decrease of $2.0 million in sales to Pfizer.

Revenues from License and R&D Services

We recorded revenues from license and R&D services of $7.5 million for the three months ended September 30, 2021 and September 30, 2020. Revenues from license and R&D services are comprised primarily of revenues we recognized in connection with the Chiesi Agreements. A revenue increase of $1.0 million recognized from the Kirin feasibility study was offset by a $1.0 million decrease in revenue generated under the Chiesi Agreements.

Cost of Goods Sold

Cost of goods sold was $3.7 million for the three months ended September 30, 2021, an increase of $0.8 million, or 28%, from cost of goods sold of $2.9 million for the three months ended September 30, 2020. The increase in cost of goods sold was primarily the result of higher sales.

Research and Development Expenses

Research and development expenses were $7.3 million for the three months ended September 30, 2021, a decrease of $0.4 million, or 5%, compared to $7.7 million of research and development expenses for the three months ended September 30, 2020. The decrease is primarily the result of the completion of two out of the three phase III clinical trials of PRX-102 and reduced costs related to the BALANCE study.

We expect research and development expenses to continue to be our primary expense as we enter into a more advanced stage of preclinical and clinical trials for certain of our product candidates.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $3.0 million for the three months ended September 30, 2021, an increase of $0.2 million, or 7%, compared to $2.8 million for the three months ended September 30, 2020. The increase is primarily the result of an increase of $0.4 million in corporate costs mainly related to insurance and a $0.2 million increase in sales and marketing costs, partially offset by a decrease of $0.5 million in share-based compensation.

Financial Expenses, Net

Financial expenses, net were $2.3 million for the three months ended September 30, 2021 and $1.9 million for the three months ended September 30, 2020. The increase resulted primarily from loss on extinguishment related to the Exchanges of our 2021 Notes.

Nine months ended September 30, 2021 compared to the nine months ended September 30, 2020

Revenues from Selling Goods

We recorded revenues from selling goods of $12.3 million during the nine months ended September 30, 2021, an increase of $0.3 million, or 3%, compared to revenues of $12.0 million for the nine months ended September 30, 2020. The increase of

$2.0 million in sales to Pfizer was partially offset by a decrease of $1.8 million in sales to Brazil, both resulting from timing differences.

Revenues from License and R&D Services

We recorded revenues from license and R&D services of $17.5 million for the nine months ended September 30, 2021, a decrease of $13.9 million, or 44%, compared to revenues of $31.4 million for the nine months ended September 30, 2020. Revenues from license and R&D services are comprised primarily of revenues we recognized in connection with the Chiesi Agreements. The decrease resulted primarily from revenues recognized in connection with the progress of our clinical trials that have been completed during 2020 and includes a $4.1 million reduction to accumulated revenues recognized due to updated costs estimation throughout the trials until completion. The decrease was partially offset by an increase of $1.0 million of revenues recognized in connection with the Kirin feasibility study.

Cost of Goods Sold

Cost of goods sold was $13.2 million for the nine months ended September 30, 2021, an increase of $5.1 million, or 63%, from cost of goods sold of $8.1 million for the nine months ended September 30, 2020. The increase in cost of goods sold was primarily the result of certain one-time manufacturing costs incurred while preparing for the then anticipated FDA approval of the PRX-102 BLA and higher manufacturing costs.

Research and Development Expenses

Research and development expenses were $22.1 million for the nine months ended September 30, 2021, a decrease of $5.1 million, or 19%, compared to $27.2 million of research and development expenses for the nine months ended September 30, 2020. The decrease is primarily the result of the completion of two out of the three phase III clinical trials of PRX-102 and reduced costs related to the BALANCE study.

We expect research and development expenses to continue to be our primary expense as we enter into a more advanced stage of preclinical and clinical trials for certain of our product candidates.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $9.3 million for the nine months ended September 30, 2021, an increase of $1.1 million, or 13%, compared to $8.2 million for the nine months ended September 30, 2020. The increase resulted primarily from an increase in corporate costs of $1.4 million related mainly to insurance and funding which was partially offset by $0.3 million decrease in share-based compensation.

Financial Expenses, Net

Financial expenses net were $6.2 million for the nine months ended September 30, 2021, a decrease of $0.6 million, or 9%, compared to financial expenses net of $6.8 million for the nine months ended September 30, 2020. The decrease resulted primarily from a decrease in expenses related to our outstanding convertible notes equal to $1.3 million offset by a $0.8 million loss on extinguishment related to the Exchanges of our 2021 Notes.

Liquidity and Capital Resources

Our sources of liquidity include our cash balances and bank deposits. At September 30, 2021, we had $10.6 million in cash and cash equivalents and $38.0 million in short-term bank deposits. We have primarily financed our operations through equity and debt financings, business collaborations, and grants funding.

During the nine months ended September 30, 2021, we raised gross proceeds equal to approximately $8.8 million from sales of common stock under our ATM program through the sale of 1,867,552 shares of our common stock. In addition, we raised gross proceeds of approximately $40.2 million from a public offering of our common stock before deducting the underwriting discount and estimated expenses of the offering. In connection with the offering, we issued 8,749,999 shares of our common stock at a purchase price per share of $4.60.

On August 25, 2021, we completed the Exchanges of our outstanding 2021 Notes with institutional note holders of a substantial majority of the 2021 Notes. The Exchanges involved the exchange of an aggregate of $54.65 million principal amount of 2021 Notes for an aggregate of $28.75 million principal amount of newly issued 2024 Notes, $25.90 million in cash and approximately

$1.1 million in cash representing accrued and unpaid interest through the closing date. The initial conversion rate of the 2024 Notes is 563.2216 shares of our common stock per $1,000 principal amount of 2024 Notes, which is equivalent to an initial conversion price of approximately $1.7755 per share of common stock, subject to adjustment in certain circumstances. This initial conversion price represents a premium of approximately 32.5% relative to the closing price of the common stock on the NYSE American on August 13, 2021. After giving effect to the Exchanges, $3.27 million aggregate principal amount of the 2021 Notes are currently outstanding. The maturity date of the 2021 Notes is November 15, 2021, on which date we are required to settle all the then outstanding 2021 Notes and pay all accrued but unpaid interest thereon. On November 9, 2021, we delivered the necessary funds under the indenture governing the 2021 Notes to effectively discharge the remaining outstanding 2021 Notes.

The 2024 Notes were issued pursuant to an indenture entered into between us, the guarantors party thereto, The Bank of New York Mellon Trust Company, N.A., as trustee and Wilmington Savings Fund Society, FSB, as collateral agent. Interest on the Notes are payable semi-annually at a rate of 7.50% per annum. The 2024 Notes will mature three years after the issuance thereof, unless earlier purchased, converted, exchanged or redeemed and will be guaranteed by our subsidiaries. The 2024 Notes are secured by perfected liens on all of our assets, including those of our subsidiaries.

We believe that our cash and cash equivalents and bank deposits as of September 30, 2021 are sufficient to satisfy our capital needs for at least 12 months from the date that these financial statements are issued.

Cash Flows

Net cash used in operations was $5.2 million for the nine months ended September 30, 2021. In response to the COVID-19 pandemic, a higher number of subjects in our ongoing clinical trials opted for home care treatments over in-site treatments which resulted in an immaterial amount of additional expenses. The net loss for the nine months ended September 30, 2021 of $20.9 million was increased by a $4.1 million increase in accounts receivable and other assets and $1.6 million increase in inventories, and was partially offset by a $13.9 million increase in contracts liability, a $2.6 million of amortization of debt issuance costs and debt discount, $2.0 million in share-based compensation and $1.1 million increase in accounts payable and accruals. Net cash used in investing activities for the nine months ended September 30, 2021 was $18.5 million and consisted primarily of a net increase in bank deposits. Net cash provided by financing activities was $16.1 million resulting from the sale of common stock under our former ATM program and from our public offering of common stock, net of the convertible notes and promissory note payments.

Net cash used in operations was $18.6 million for the nine months ended September 30, 2020. In response to the COVID-19 pandemic, a higher number of subjects in our ongoing clinical trials opted for home care treatments over in-site treatments which resulted in an immaterial amount of additional expenses. The net loss for the nine months ended September 30, 2020 of $6.9 million was increased by a $15.1 million decrease in contracts liability and a $5.1 million increase in inventories, partially offset by an increase of $3.3 million in accounts payable and accruals, $2.5 million amortization of debt issuance costs and debt discount and a $2.1 million in share-based compensation. Net cash used in investing activities for the nine months ended September 30, 2020 was $27.5 million and consisted primarily of an increase in bank deposits. Net cash provided by financing activities was $41.8 million resulting from our issuance of common stock and warrants on March 18, 2020.

Future Funding Requirements

As a result of our significant research and development expenditures and the lack of significant revenue from sales of taliglucerase alfa, we have generated operating losses from our continuing operations since our inception. Our outstanding 2021 Notes and 2024 Notes are secured by a perfected lien on all of our assets. Under the terms of the indentures governing the 2021 Notes and 2024 Notes, we are required to maintain a minimum cash balance of at least $7.5 million. In addition, under the Exchange Agreements, we agreed to maintain an amount of unrestricted cash that is not less than the amount necessary to redeem or repay at maturity all of the 2021 Notes that remain outstanding following the closing of the Exchanges. After the closing of the Exchanges, an aggregate principal amount of $3.27 million of the 2021 Notes remained outstanding, which notes are required to be repaid not later than November 15, 2021.

We expect to continue to incur significant expenditures in the near future as we increase our research and developments efforts with respect to our product candidates given the receipt of the CRL from the FDA discussed above, we expect to incur additional expenses in connection with any resubmission. We cannot anticipate the costs or the timing of the occurrence of such costs. In addition, to the extent we need to obtain additional financing in connection with this process or with any additional clinical testing that may be required, it may be more difficult for us to do so given the volatility of the price of our common stock. Our material cash needs for the next 24 months will include, among other expenses, (i) costs of preclinical and clinical trials, (ii) employee salaries, (iii) payments for rent and operation of our manufacturing facilities, (iv) fees to our consultants and legal advisors, patent advisors and fees for service providers in connection with our research and development efforts and (v)  payment of interest on our outstanding 2024 Notes. We believe that the funds currently available to us are sufficient to satisfy our capital needs for at least 12 months.

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

Effects of Currency Fluctuations

Currency fluctuations could affect us through increased or decreased acquisition costs for certain goods and services. We do not believe currency fluctuations have had a material effect on our results of operations during the nine months ended September 30, 2021 and September 30, 2020.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of each of September 30, 2021 and September 30, 2020.

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

	Nine Months Ended		Year Ended
	September 30,		December 31,
	2021	2020	2020
Average rate for period	3.255	3.479	3.442
Rate at period-end	3.229	3.441	3.215

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15f and 15d-15f under the Exchange Act) that occurred during the quarter ended September 30, 2021 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not involved in any material legal proceedings.

Item 1A. Risk Factors

Except as set forth below, there have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020 and in our Quarterly Report for the three-month period ended March 31, 2021.

If any holder of our 2024 Notes converts such notes prior to our receipt of stockholder approval to issue 20% or more of our total outstanding common stock in connection with our compliance with the terms of such notes, we may be obligated to settle a significant portion or all of such converted notes in cash.

Under the terms of the indenture for the 2024 Notes, we agreed to solicit stockholder approval prior to issuing 20% or more of our outstanding shares of common stock, calculated as of the date we entered into the exchange agreements in connection with the issuance of the 2024 Notes, in compliance with certain listing standards of the NYSE American. Unless and until we obtain such stockholder approval, we may be required to settle all conversions of the 2024 Notes substantially or entirely in cash. Absent such approval, we are left with limited financial and corporate flexibility with respect to our ability to satisfy obligations under the indenture with shares of our common stock which may have a material adverse effect on our financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Date	Filed or Furnished Herewith
3.1	Certificate of Incorporation of the Company	8-K	001-33357	3.1	April 1, 2016
3.2	Amendment to Certificate of Incorporation of the Company	Def 14A	001-33357	Appen. A	July 1, 2016
3.3	Second Amendment to Certificate of Incorporation of the Company	Def 14A	001-33357	Appen. A	October 17, 2018
3.4	Third Amendment to Certificate of Incorporation of the Company	8-K	001-33357	3.1	December 19, 2019
3.5	Bylaws of the Company	8-K	001-33357	3.2	April 1, 2016
4.1	Form of Restricted Stock Agreement/Notice	8-K	001-33357	4.1	July 18, 2012

4.2	Indenture, dated as of December 7, 2016, between Protalix BioTherapeutics, Inc. the guarantors party thereto, The Bank of New York Mellon Trust Company, N.A., as trustee and Wilmington Savings Fund Society, FSB, as collateral agent	8-K	001-33357	4.1	December 7, 2016
4.3	Form of 7.50% Convertible Note due 2021 (Issued in 2016 Financing)	8-K	001-33357	4.2	December 7, 2016
4.4	Form of 7.50% Convertible Note due 2021 (Issued in 2016 Exchange)	8-K	001-33357	4.3	December 7, 2016
4.5	First Supplemental Indenture, dated as of July 24, 2017, by and among Protalix BioTherapeutics, Inc., the guarantors party thereto, The Bank of New York Mellon Trust Company, N.A., as trustee, and Wilmington Savings Fund Society, FSB, as collateral agent	8-K	001-33357	4.2	July 25, 2017
4.6	Second Supplemental Indenture, dated as of November 27, 2017, by and among Protalix BioTherapeutics, Inc., the guarantors party hereto and The Bank of New York Mellon Trust Company, N.A., as trustee, registrar, paying agent and conversion agent	8-K	001-33357	4.1	December 1, 2017
4.7	Description of Capital Stock	10-K	001-33357	4.7	March 12, 2020
4.8	Form of Warrant	8-K	001-33357	4.1	March 12, 2020
4.9†	Form of Stock Option Agreement (Executives)	10-Q	001-33357	4.8	August 10, 2020
4.10	Form of Stock Option Agreement (Standard)	10-Q	001-33357	4.9	August 10, 2020
4.11	Third Supplemental Indenture, dated as of August 24, 2021, by and among Protalix BioTherapeutics, Inc., the guarantors party hereto and The Bank of New York Mellon Trust Company, N.A., as trustee, registrar, paying agent and conversion agent, and Wilmington Savings Fund Society, FSB, as the collateral agent	8-K	001-33357	4.1	August 26, 2021
4.12	Indenture, dated as of August 24, 2021, between Protalix BioTherapeutics, Inc., the guarantors party thereto, The Bank of New York Mellon Trust Company, N.A., as trustee and Wilmington Savings Fund Society, FSB, as collateral agent	8-K	001-33357	4.2	August 26, 2021
4.13	Form of Exchange Note (2024)	8-K	001-33357	4.3	August 26, 2021
10.1	Form of Exchange Agreement, dated as of August 12, 2021 among Protalix BioTherapeutics, Inc. and the holders named therein	8-K	001-33357	10.1	August 12, 2021
10.2	Amended and Restated U.S. Security Agreement dated of August 24, 2021 among Protalix BioTherapeutics, Inc., the guarantors party thereto, Wilmington Savings Fund Society, FSB, as collateral agent and The Bank of New York Mellon Trust Company, N.A., as Notes Trustee	8-K	001-33357	10.1	August 26, 2021
10.3	2021 Security Agreement/Debenture, made on August 24, 2021 between Protalix Ltd. and Altshuler Shaham Trusts Ltd., as security trustee	8-K	001-33357	10.2	August 26, 2021

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Certification of Chief Executive Officer	X
32.2	18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Certification of Chief Financial Officer	X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	COVER PAGE INTERACTIVE DATA FILE (formatted as Inline XBRL and contained in Exhibit 101).
† Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROTALIX BIOTHERAPEUTICS, INC.
(Registrant)

Date: November 15, 2021	By:	/s/ Dror Bashan
Dror Bashan President and Chief Executive Officer (Principal Executive Officer)

Date: November 15, 2021	By:	/s/ Eyal Rubin
Eyal Rubin Senior Vice President and Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)