Form 10-K
period 2021-12-31
Protalix BioTherapeutics, Inc.
filed 2022-03-31
CIK 1006281

gbEnterF

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of June 30, 2021 was approximately $85.1 million, based on the closing price for shares of the Registrant’s common stock reported by the NYSE American for such date.

On March 15, 2022, approximately 46,316,129 shares of the Registrant’s common stock, par value $0.001 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement related to its 2022 Annual Stockholders’ Meeting to be filed subsequently are incorporated by reference into Part III of this Annual Report on Form 10-K. Except as expressly incorporated by reference, the registrant’s proxy statement shall not be deemed to be part of this report.

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

Examples of the risks and uncertainties include, but are not limited to, the following:

●risks related to the timing and progress of the preparation of an updated Biologics License Application, or BLA, for PRX-102 addressing the Complete Response Letter, or CRL;
●risks related to the timing, progress and likelihood of final approval by the U.S. Food and Drug Administration, or the FDA, and the European Medicines Agency, or the EMA, of a resubmitted Biologics License Application, or BLA, and of a Marketing Authorization Application, or an MAA, respectively, for PRX-102, and, if approved, whether the use of PRX-102 will be commercially successful;
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
●the risk that the FDA, the European Medicines Agency, or EMA, or other foreign regulatory authorities may not accept or approve a marketing application we file for any of our product candidates, and other risks relating to the review process;
●risks associated with the novel coronavirus disease, or COVID-19, outbreak and variants, which may adversely impact our business;
●risks related to any transactions we may effect in the public or private equity markets to raise capital to finance future research and development activities, general and administrative expenses and working capital;
●risks relating to our evaluation and pursuit of strategic alternatives;
●the risk that the results of our clinical trials will not support the applicable claims of safety or efficacy and that our product candidates will not have the desired effects or will be associated with undesirable side effects or other unexpected characteristics;

●risks relating to our ability to manage our relationship with our collaborators, distributors or partners, including, but not limited to, Pfizer Inc., or Pfizer, and Chiesi Farmaceutici S.p.A., or Chiesi;
●risks relating to changes to interim, topline or preliminary data from clinical trials that we announce or publish;

●risk of significant lawsuits, including stockholder litigation, which is common in the life sciences sector;

●our dependence on performance by third-party providers of services and supplies, including without limitation, clinical trial services;
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

Our proprietary ProCellEx platform is being used to manufacture our approved and marketed product, Elelyso®, for the treatment of Gaucher disease. We are also developing, via ProCellEx, a pipeline of products. Our clinical development program for pegunigalsidase alfa, or PRX-102, for the potential treatment of Fabry disease is in advanced clinical stages. In addition, we are developing uricase, or PRX-115, for the treatment of refractory gout, PRX-119, a long action DNase I for the treatment of NETs-related diseases, and a number of other product candidates in early and preclinical development.

Product Pipeline

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

Business Highlights

Elelyso®

Elelyso for the treatment of Gaucher Disease is currently approved and marketed in 23 countries including the United States, Australia, Canada, Israel, Brazil, Russia and Turkey. In June 2012, the European Committee for Medicinal Products for Human Use (CHMP) issued a positive opinion regarding the benefit of Elelyso but did not immediately grant marketing authorization because of the ten-year market exclusivity granted to Vpriv® (Takeda Shire) in August 2010 for the same condition, which was later extended for an additional two years. Elelyso is marketed globally, excluding Brazil, through an exclusive licensing agreement with Pfizer. We maintain the distribution rights to Elelyso in Brazil, where it is currently marketed as BioManguinhos alfataliglicerase, through the Supply and Technology Transfer Agreement we entered into on June 18, 2013, with Fiocruz, an arm of the Brazilian MoH, or the Brazil Agreement. In 2021, we generated $6.4 million from sales of BioManguinhos alfataliglicerase to the Brazilian MoH.

Pegunigalsidase alfa (PRX-102)

Pegunigalsidase alfa, or PRX-102, our lead product candidate, is a late-stage clinical asset in development for the treatment of Fabry disease. We expect PRX-102 to be the primary subject of our development efforts in the short-term. It is our proprietary, investigational, plant cell culture expressed enzyme, and a chemically modified stabilized version of, the recombinant α-Galactosidase-A protein, a lysosomal enzyme, under development for the treatment of Fabry disease. Fabry disease is a serious life-threatening rare genetic disorder. Fabry patients lack α-galactosidase-A resulting in the progressive accumulation of abnormal deposits of a fatty substance called globotriaosylceramide, or Gb3, in blood vessel walls throughout their body. The abnormal storage of Gb3 increases with time and, as a result, Gb3 accumulates, primarily in the blood vessel walls. The ultimate consequences of Gb3 deposition range from episodes of pain and impaired peripheral sensation to end-organ failure, particularly of the kidneys, but also of the heart and the cerebrovascular system. Fabry disease occurs in one person per 40,000 to 60,000 males.

Our phase III clinical program includes three separate studies which are referred to as the BALANCE study, the BRIDGE study and the BRIGHT study. The BRIDGE and BRIGHT studies have been completed, and the last patient in the BALANCE study received the final dose in the study in October 2021. In addition, the phase III clinical program includes two extension studies in which subjects that participated in our phase I/II clinical trials and our phase III clinical trials may enroll and continue to be treated with PRX-102.

On February 7, 2022, an MAA for PRX-102 was submitted to, and subsequently validated by, the EMA. The submission was made after the October 8, 2021 meeting the Company held, together with Chiesi, with the Rapporteur and Co-Rapporteur of the EMA regarding PRX-102. At the meeting on October 8, 2021, we and Chiesi discussed the scope of the then anticipated MAA submission for the European Union, and the Rapporteur and Co-Rapporteur were generally supportive of the planned MAA submission for PRX-102.

On April 28, 2021, we, together with Chiesi, announced the receipt of a CRL from the FDA regarding the BLA originally submitted to the FDA on May 27, 2020 under the FDA’s Accelerated Approval pathway. The BLA was subsequently accepted by the FDA and granted Priority Review designation. The CRL did not report any concerns relating to the potential safety or efficacy of PRX-102 in the submitted data package. In the CRL, the FDA noted that an inspection of our manufacturing facility in Carmiel, Israel, including a subsequent assessment of any related FDA findings, is required before the FDA can approve a resubmitted BLA. Due to travel restrictions, the FDA was unable to conduct the required inspection during the review cycle. The FDA explained in the letter that it will continue to monitor the public health situation as well as travel restrictions, and is actively working to define an approach for scheduling outstanding inspections. With respect to the third-party facility in Europe at which fill and finish processes are performed for PRX-102, due to COVID-19, the FDA reviewed records under Section 704(a)(4) of the U.S. Federal Food, Drug, and Cosmetic Act, or the FFDCA, in lieu of a pre-licensing inspection. In the CRL, the FDA stated that it will communicate remaining issues to the facility in order to seek prompt resolution of any pending items. In addition to the foregoing, in the CRL, the FDA noted that Fabrazyme® (agalsidase beta), a therapy used to treat Fabry patients, was recently converted to full approval and is now an “available therapy,” which must be addressed in the context of any potential resubmission of a BLA for PRX-102.

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

Alidornase alfa (PRX-110)

Alidornase alfa is our plant cell-expressed recombinant human DNase I product candidate, administered via inhalation, chemically modified to resist inhibition by actin, thus enabling enzymatic activity in the presence of actin. In vitro studies have shown PRX-110 to have a highly improved catalytic efficiency and affinity to DNA compared to the unmodified DNase I. We completed a phase IIa clinical trial of PRX-110 in Cystic Fibrosis patients in 2018, and PRX-110 was shown to be generally well-tolerated with no serious adverse events reported. Efficacy results demonstrated clinically meaningful lung function improvement following treatment with PRX-110.

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

2021 and Recent Company Developments

Recent Developments

●On March 18, 2022, we, together with Chiesi, announced final results from our phase III BRIGHT clinical trial of PRX-102 for the treatment of Fabry disease, or the BRIGHT study, designed to evaluate the safety, efficacy and pharmacokinetics of PRX-102 treatment, 2 mg/kg every four weeks, in up to 30 patients with Fabry disease previously treated with a commercially available enzyme replacement therapy, or ERT (agalsidase alfa – Replagal® or agalsidase beta – Fabrazyme).
●On February 24, 2022, we, together with Chiesi, announced that the PRX-102 MAA was submitted to the EMA following the October 8, 2021 meeting we, together with Chiesi, held with the Rapporteur and Co-Rapporteur of the EMA regarding PRX-102, and that the submission was subsequently validated by the EMA. At the meeting, we and Chiesi discussed the scope of the anticipated MAA submission for the European Union, and the Rapporteur and Co-Rapporteur were generally supportive of a planned MAA submission.

2021 Developments

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

●On August 25, 2021, we exchanged an aggregate of $54.65 million principal amount of our outstanding 2021 Notes, representing a substantial majority of our then outstanding 2021 Notes, with institutional note holders for an aggregate of $28.75 million principal amount of newly issued 2024 Notes, $25.90 million in cash and approximately $1.1 million in cash representing accrued and unpaid interest through the closing date.
●On August 2, 2021, we announced that a Type A Meeting request has been submitted to the FDA to discuss the CRL.
●On July 2, 2021, we entered into the Sales Agreement with H.C. Wainwright & Co., LLC, as our sales agent, or the Agent, pursuant to which we may sell from time to time up to $20.0 million worth of shares of our common stock in at-the-market transactions through the Agent. Upon execution of the Sales Agreement, we terminated the ATM Equity OfferingSM Sales Agreement we entered into on October 1, 2020 with BofA Securities.
●On June 2, 2021, we, together Chiesi, announced topline results from an interim analysis of the phase III BALANCE clinical trial. The initial top-line results show that the lower boundary of the confidence interval for the mean difference between the two treatments (PRX-102 and Fabrazyme) was below the non-inferiority margin pre-specified for this interim analysis in the ITT analysis set and above such limit in the PP analysis set. At the time of this analysis, two patients had discontinued participation due to treatment emergent adverse events (TEAEs). Of these two patients, one discontinued participation due to a related adverse event. No deaths were registered. Overall, safety data appears favorable and consistent with what was observed in previous clinical studies with PRX-102.
●On May 13, 2021, we signed a binding term sheet with Chiesi pursuant to which we amended the Chiesi Agreements in order to provide us with near-term capital. Chiesi agreed to make a $10.0 million milestone payment to us before the end of the second quarter of 2021 in exchange for a $25.0 million reduction in a longer term regulatory milestone payment provided in the Chiesi EX-US Agreement. All other regulatory and commercial milestone payments remain unchanged. We also agreed to negotiate certain manufacturing related matters. We received the payment in June 2021.
●On April 28, 2021, we, together with Chiesi, announced the receipt from the FDA of a CRL in response to the PRX-102 BLA.
●On February 23, 2021, we, together with Chiesi, announced positive topline results from our BRIGHT study.
●On February 18, 2021, we announced the closing of a public offering of our common stock raising gross proceeds of approximately $40.2 million at a price equal to $4.60 per share, before deducting the underwriting discount and estimated expenses of the offering.
●On February 11, 2021, we announced an exclusive worldwide license agreement with SarcoMed USA Inc., or SarcoMed, for PRX-110 for use in the treatment of any human respiratory disease or condition including, but not limited to, sarcoidosis, pulmonary fibrosis, and other related diseases via inhaled delivery. The agreement expired during 2021.

Our Marketed Product

Elelyso®

Elelyso (taliglucerase alfa), our first commercial product for the treatment of Gaucher disease, is the first plant cell derived recombinant protein therapeutic approved by major regulatory authorities, including the FDA and the EMA. Elelyso is approved in 23 markets for infusion as an ERT for the long-term treatment of adult and pediatric patients with a confirmed diagnosis of type 1 Gaucher disease. We have licensed to Pfizer the global rights for Elelyso, excluding Brazil. In Brazil, we maintain the distribution rights to taliglucerase alfa, marketed as BioManguinhos alfataliglicerase, through the Brazil Agreement. In 2021, we generated $6.4 million from sales of BioManguinhos alfataliglicerase to the Brazilian MoH.

Gaucher disease, also known as glucocerebrosidase, or GCD, deficiency, is a rare genetic autosomal recessive disorder and one of the most common Lysosomal Storage Disorders in the world. It is one of a group of disorders that affect specific enzymes that normally break down fatty substances for reuse in the cells. If the enzymes are missing or do not work properly, the substances can build up and become toxic. Gaucher disease occurs when a lipid called glucosylceramide accumulates in the cells of the bone marrow, lungs, spleen, liver, and sometimes the brain. Gaucher disease symptoms can include fatigue, anemia, easy bruising and bleeding, severe bone pain and easily broken bones, and distended stomach due to an enlarged spleen and thrombocytopenia. Epidemiology of Gaucher disease varies; recent literature provides that prevalence of Gaucher disease ranges from 0.70 to 1.75 per 100,000 in the general population. In people of Ashkenazi Jewish heritage, estimates of occurrence vary from approximately 1 in 400 to 1 in 850 people. The global market for Gaucher disease is forecasted to be approximately $1.5 billion and $1.6 billion in 2021 and 2022, respectively (Global Data) and to grow at a CAGR of approximately 8.6% from 2020-2027 (Global Data).

The current standard of care for Gaucher disease is ERT, which is a medical treatment where recombinant enzymes are injected into patients to replace the lacking or dysfunctional enzyme. In Gaucher disease, recombinant GCD is infused to replace the mutated or deficient natural GCD enzyme. Elelyso is the only alternative ERT treatment of Gaucher disease to Sanofi Genzyme’s Cerezyme® and VPRIV.

Our Clinical Development Pipeline

Pegunigalsidase alfa (PRX-102)

PRX-102 is our lead product candidate and we expect it to be the primary subject of our development efforts in the short-term. It is our proprietary, investigational, plant cell culture expressed enzyme, and a chemically modified stabilized version of, the recombinant α-Galactosidase-A protein, a lysosomal enzyme, under development for the treatment of Fabry disease. Fabry disease is a serious life-threatening rare genetic disorder. Fabry patients lack α-galactosidase-A resulting in the progressive accumulation of abnormal deposits of Gb3 in blood vessel walls throughout their body. The abnormal storage of Gb3 increases with time. The ultimate consequences of Gb3 deposition range from episodes of pain and impaired peripheral sensation to end-organ failure, particularly of the kidneys, but also of the heart and the cerebrovascular system. Fabry disease occurs in one person per 40,000 to 60,000 males. The global market for Fabry disease is forecasted to be approximately $1.9 billion and $2.1 billion in 2021 and 2022, respectively (Global Data) and to grow at a CAGR of approximately 10% from 2020-2027 (Global Data).

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

On February 7, 2022, the PRX-102 MAA was submitted to, and subsequently validated by, the EMA. The submission was made after the October 8, 2021 meeting we held, together with Chiesi, with the Rapporteur and Co-Rapporteur of the EMA regarding PRX-102. At the meeting, we and Chiesi discussed the scope of the anticipated MAA submission for the European Union, and the Rapporteur and Co-Rapporteur were generally supportive of the planned MAA submission. The MAA submission includes a comprehensive set of preclinical, clinical and manufacturing data compiled from our completed and ongoing clinical studies evaluating PRX-102 as a potential treatment for Fabry disease. The submission is supported by the 12–month interim data analysis generated from our phase III BALANCE clinical trial of PRX-102, which was released in June 2021. Data generated from the completed phase III BRIDGE clinical trial, the phase 1/2 clinical trial in naive or untreated patients, and from the extension studies with 1 mg/kg every two weeks were also included in the filing. In addition, the MAA includes data from the completed 12–month switch–over phase III BRIGHT clinical trial of patients treated with the 2 mg/kg every 4 weeks dosage.

The initial BLA submitted on May 27, 2020 included a comprehensive set of preclinical, clinical and manufacturing data compiled from our completed phase I/II clinical trial of PRX-102, including the related extension study succeeding our phase I/II clinical trial, interim clinical data from our phase III BRIDGE switch-over study and safety data from our on-going clinical studies of PRX-102 in patients receiving 1 mg/kg every other week.

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

Given the changed regulatory landscape in the United States, the planned data package for the PRX-102 BLA resubmission will include the final two-year analyses of the BALANCE study.

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

Key Trials and Design

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

Our phase III clinical program of PRX-102 for the treatment of Fabry disease includes three individual studies; the BALANCE study, the BRIDGE study and the BRIGHT study. The BRIDGE and BRIGHT studies have been completed, and the last patient in the BALANCE study received the final dose in the study in October 2021. In 2015, we completed a phase I/II clinical trial of PRX-102. In the phase III clinical program, we are studying two potential dosing regimens for PRX-102; 1 mg/kg every two weeks, with the potential for improved efficacy and safety offering a potential alternative to existing enzyme replacement therapies, and 2 mg/kg every four weeks, which has the potential to lower treatment burden versus existing treatments and potentially provide a better quality of life for a subset of Fabry patients.

Patients that completed the BALANCE, BRIDGE and BRIGHT studies, and the extension of the phase I/II study, were offered the opportunity to continue PRX-102 treatment in one of two long-term open-label extension studies. Currently, 126 subjects that participated in the our PRX-102 clinical program have opted, with the advice of the treating physician, to continue PRX-102 treatment in one of our long-term extension studies; 10 subjects that completed an extension study from the phase I/II clinical trial, 18 subjects that completed the BRIDGE study; 69 subjects that completed the BALANCE study; and 29 subjects that completed the BRIGHT study. Of the 29 subjects that completed the BRIGHT study that are enrolled in a long-term extension study, 27 of them are being treated with 2 mg/kg of PRX-102 every 4 weeks and two are being treated with 1 mg/kg every two weeks.

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

Phase III BALANCE Study

The BALANCE study is a 24-month, randomized, double blind, active control study of PRX-102 in Fabry patients with impaired renal function. A total of 78 patients were enrolled in the trial which was designed to evaluate the safety and efficacy of PRX-102 compared to agalsidase beta (Fabrazyme) on renal function in Fabry patients with progressing kidney disease previously treated with Fabrazyme infused once every two weeks. The last patient in the study received the final dose in October 2021. Patients previously treated with Fabrazyme for approximately one year and on a stable dose for at least six months were screened and then randomized on a 2:1 ratio to 1 mg/kg of PRX-102 or 1 mg/kg of Fabrazyme. Randomization is being stratified by urinary protein to creatinine ratio (UPCR) of ≥ 1 g/g by spot urine sample. The study was designed such that no more than 50% of the patients enrolled in the study would be female. Approximately 40% of the enrolled patients were female.

The primary endpoint of the BALANCE study is the comparison in the annualized rate of decline of estimated Glomerular Filtration Rate, or eGFR, slope between Fabrazyme and PRX-102. eGFR is considered a reliable and accepted test to measure kidney function and stage of kidney disease. Additional parameters being evaluated include:

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

The initial top-line results show that the lower boundary of the confidence interval for the mean difference between the two treatments was below the non-inferiority margin pre-specified for this interim analysis in the ITT analysis set and above such limit in the PP analysis set. At the time of this analysis, two patients discontinued participation due to treatment emergent adverse events (TEAEs). Of these two patients, one discontinued participation due to a related adverse event. No deaths were registered. Overall, safety data appears favorable and consistent with what was observed in previous clinical studies with PRX-102. We expect top-line results from the BALANCE study to be released in the second quarter of 2022 and final results to be released in the second half of 2022.

The planned data package for the BLA resubmission, given the changed regulatory landscape in the United States, will include the final two-year analyses of the BALANCE study.

Phase III BRIDGE Study

The BRIDGE study was a 12-month open-label, single arm switch-over study evaluating the safety and efficacy of pegunigalsidase alfa, 1 mg/kg infused every two weeks, in up to 22 Fabry patients previously treated with Replagal (agalsidase alfa; marketed by Takeda Pharmaceutical Company Limited (acquired Shire Plc)) for at least two years and on a stable dose for at least six months. The trial was completed in December 2019. Patients were screened and evaluated over three months while continuing Replagal treatment.

Final results of the data generated in the BRIDGE study showed substantial improvement in renal function as measured by mean annualized eGFR slope in both male and female patients. Twenty of 22 patients completed the 12-month treatment duration. Eighteen of the patients who completed the study opted to roll over to a long-term extension study and continue to be treated with PRX-102. In the study, the mean annualized eGFR slope of the study participants improved from -5.90 mL/min/1.73m2/year while on agalsidase alfa to -1.19 mL/min/1.73m2/year on PRX-102 in all patients. Male patients improved from -6.36 mL/min/1.73m2/year to -1.73 mL/min/1.73m2/year and female patients improved from -5.03 mL/min/1.73m2/year to -0.21 mL/min/1.73m2/year. Following the switch to PRX-102, there was a decrease in patients with progressing or fast progressing kidney disease which is consistent with the therapeutic goals for Fabry disease, as identified by Christoph Wanner, et. al., in 2019, and most patients achieved a stable status post-switch.

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

Phase III BRIGHT Study

The BRIGHT study was a multicenter, multinational open-label, switch-over study designed to evaluate the safety, efficacy and pharmacokinetics of treatment with 2 mg/kg of PRX-102 administered every four weeks for 52 weeks (a total of 14 infusions). The trial, which was completed in June 2020, enrolled 30 adult patients (24 males and 6 females) with mean (SD) age of 40.5 (11.3) years, ranging from 19 to 58 years previously treated with a commercially available ERT (Fabrazyme or Replagal), for at least three years and on a stable dose administered every two weeks. To determine eligibility for participation in the study, candidates were screened to identify and select Fabry patients with clinically stable kidney disease. The most common Fabry disease symptoms at baseline were acroparesthesia, heat intolerance, angiokeratomas and hypohydrosis. Patients who matched the criteria were enrolled in the study and switched from their current treatment of IV infusions every 2 weeks to 2 mg/kg of PRX-102 every 4 weeks for 12 months. Patients participating in the study were evaluated, among other disease parameters, to determine if their kidney disease had not further deteriorated while being treated with the 4-week dosing regimen as measured by eGFR and Lyso-Gb3, as well as other parameters. In addition, participating patients were evaluated to assess the safety and tolerability of PRX-102.

We announced final results from the BRIGHT study in March 2022. The results indicate that 2 mg/kg of PRX-102 administered by intravenous infusion every four weeks was well tolerated, and Fabry disease assessed by eGFR slope and plasma lyso-Gb3 was stable throughout PRX-102 treatment in adult Fabry patients. None of the patients without anti-drug antibodies, or ADAs, at screening developed treatment-induced ADAs following the switch to PRX-102 treatment.

All 30 patients received at least one dose of pegunigalsidase alfa, and 29 patients completed the one-year study. Of these 29 patients, 28 received the intended regimen of 2 mg/kg every 4 weeks throughout the entire study, while one patient was switched to 1 mg/kg pegunigalsidase alfa every two weeks per protocol at the 11th infusion. One patient withdrew from the study after the first infusion due to a traffic accident.

First infusions of PRX-102 were administered under controlled conditions at the investigation site. Based on the protocol-specified criteria, patients were able to receive their PRX-102 infusions at a home care setup once the Investigator and Sponsor Medical Monitor agreed that it was safe to do so. Safety and efficacy exploratory endpoints were assessed throughout the 52-week study.

Overall, 33 of 183 total treatment-emergent adverse events (TEAEs) reported in nine (30.0%) of the patients were considered treatment related; all were mild or moderate in severity and the majority were resolved at the end of the study. There were no serious or severe treatment-related TEAEs and no TEAEs lead to death or study withdrawal. Of the treatment-related TEAEs, 27 were infusion-related reactions (IRRs) and the remainder were single events of diarrhea, erythema, fatigue, influenza-like illness, increases urine protein/creatinine ratio, and urine positive for white blood cells. The 27 IRRs were reported in five (16.7%) patients, all male. All IRRs occurred during the infusion or within two hours post-infusion; no events were recorded between two and 24 hours post-infusion.

Study outcome measures show that plasma lyso-Gb3 concentrations remained stable during the study with a mean change (±SE) of 3.01 nM (0.94) from baseline (19.36 nM ±3.35) to Week 52 (22.23 ±3.60 nM). Mean absolute eGFR values were stable during the 52-week treatment period, with a mean change from baseline of -1.27 mL/min/1.73 m2 (1.39). Mean (SE) eGFR slope, at the end of the study, for the overall population, was -2.92 (1.05) mL/min/1.73m2/year indicating stability.

The study suggests that Fabry patients who are currently receiving ERT every 2 weeks may be successfully transitioned to PRX-102 2 mg/kg every 4 weeks as an effective and tolerable alternative treatment option. Additional long term data is being collected as part of the ongoing long term extension study (NCT03614234) of the 2 mg/kg PRX-102 every 4 weeks dose.

Following a survey of participants using the Quality of Life EQ-5D-5L questionnaire, responses indicate that patient perception of their own health remained high and stable throughout the 52-week study duration, with overall health mean (SE) scores of 78.3 (3.1) and 82.1 (2.9) at baseline and Week 52, respectively, in a 0 to 100 scale. Using the short-form Brief Pain Inventory, or, questionnaire, approximately 75% of study participants had an improvement or no change in average pain severity at Week 52 (compared to baseline). The short-form BPI interference items also remained stable during the study. Pain-related results indicate that there was no increase and/or relapse in pain. No Fabry clinical events were reported during the study.

COVID-19 Impact on PRX-102 Clinical Trials

To date, the COVID-19 pandemic has had a minimal effect on the performance of the phase III clinical trials of PRX-102 as many of the patients were already treated in home care settings. We were able to complete two of the trials and the last patient in the BALANCE study received the final dose in the study in October 2021. In a minimal amount of cases, patients that completed a trial were not able to be transferred into an extension study due to the pandemic restrictions, and, accordingly, the main trial was prolonged for the patients to permit the continuation of treatment.

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

Results show that Lyso-Gb3 levels decreased approximately 90% from baseline. Renal function remained stable with mean eGFR levels of 108.02 and 107.20 at baseline and 24 months, respectively, with a modest annual eGFR slope of -2.1. An improvement across all the gastrointestinal symptoms evaluated, including severity and frequency of abdominal pain and frequency of diarrhea, was noted. Cardiac parameters, including LVM, LVMI and EF, remained stable with no cardiac fibrosis development detected. In conclusion, an improvement of over 40% in disease severity was shown as measured by the Mainz Severity Score Index, or MSSI, a score compiling the different elements of the disease severity including neurological, renal and cardiovascular parameters. In addition, an improvement was noted in each of the individual parameters of the MSSI.

The majority of adverse events were mild-to-moderate in severity, and transient in nature. During the first 12 months of treatment, only three of 16 patients (less than 19%) formed ADAs of which two of these patients (less than 13%) had neutralizing antibodies. Importantly, however, the ADAs turned negative for all three of these patients following 12 months of treatment. The ADA positivity effect had no observed impact on the safety, efficacy or continuous biomarker reduction of PRX-102.

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

Intellectual Property

We have a robust patent portfolio, which is a key element of our overall strategy. We work to continually enhance, strengthen, and protect our intellectual property and now hold a broad portfolio of more than 80 patents globally, including Europe, the United States, Israel and additional countries worldwide. Our patents are designed to protect our proprietary technology, proprietary products and product candidates, and their methods of use. Additionally, we have more than 30 pending patent applications.

During 2021, we received a patent in Brazil for each of the patent family named “Production of High Mannose Proteins in Plant Culture” and the patent family named “Large Scale Disposable Bioreactor,” adding to the more than 10 previously granted patents in each of those families. We received a second United States patent for the patent family named “Stabilized Alpha-galactosidase and uses thereof,” adding to the more than 10 previously granted patents in such family. We received a patent in each of the United States, Australia, South Africa for the patent family named “Modified DNase and uses thereof.” Finally, we received a patent in each of Israel and Japan for the patent family named “Use of Plant Cells Expressing a TNF Alpha Polypeptide Inhibitor in Therapy,” adding to the four previously granted patents in such family.

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

Our outstanding 2024 Notes are guaranteed by our subsidiaries and secured by perfected liens on all of our material assets, primarily consisting of our intellectual property assets, including a stock pledge of our foreign subsidiaries in favor of the holders of outstanding 2024 Notes.

As of December 31, 2021, our patent portfolio consisted of several patent families (consisting of patents and/or patent applications) covering our technology, protein expression methodologies and system and product candidates, as follows:

Patent Name/Int. App. No.	Global Pending Jurisdictions	Granted Jurisdictions	Nominal Expiry
Production of High Mannose Proteins in Plant Culture/PCT/ Il2004 000181	N/A	Japan, Israel, Canada, Russian Federation, Mexico, India, Australia, South Africa, Republic of Korea, Singapore, Europe, Hong Kong, Ukraine, China, USA, Brazil	2024(1)

Cell/Tissue Culturing Device, System and Method/PCT/Il2005/ 000228	N/A	Israel	2025
System and Method for Production of Antibodies in Plant Cell Culture/PCT/Il2005/001075	N/A	USA, Israel	2025
Large Scale Disposable Bioreactor/PCT/Il2008/000614	N/A	Australia, Canada, China, Europe, Hong Kong, India, Israel, Republic of Korea, Russian Federation, Singapore, South Africa, USA, Brazil	2028(2)
Stabilized Alpha-galactosidase and uses thereof/PCT/Il2011/ 000209	Brazil	Canada, South Africa, Russian Federation, Singapore, Israel, India, New Zealand, Republic of Korea, Australia, China, Japan, USA, Europe, Hong Kong, India	2031
Nucleic Acid Construct for Expression of Alpha-galactosidase in Plants and Plant Cells/PCT/ Il2011/000719	Brazil	India, China, Republic of Korea, Japan, Israel, Europe, Hong Kong, USA	2024(2)
Therapeutic Regimen For The Treatment of Fabry Using Stabilized Alpha-galactosidase/ PCT/Il2018/050018	USA, Europe, Brazil, Japan, Canada, Australia, Chile, Israel, South Africa, Republic of Korea, China, New Zealand, Russian Federation, Mexico, Hong Kong	N/A	N/A
Dry Powder Formulations of DNase 1/PCT/Il2013/050094	N/A	Israel, USA	2033
DNase I Polypeptides, Polynucleotides Encoding Same, Methods of Producing DNase I and uses thereof in Therapy/PCT/ Il2013/050097	Brazil	Europe, Israel	2033
Inhalable Liquid Formulations of DNase I/PCT/Il2013/050096	N/A	Israel, USA	2033
Modified DNase and uses thereof/ PCT/Il2016/050003	Europe, Canada, China, New Zealand, Israel, Mexico, Hong Kong	USA, Australia, South Africa	2036
Use of Plant Cells Expressing a TNF Alpha Polypeptide Inhibitor in Therapy/PCT/IL2014/050231	N/A	Israel, Japan, USA, Europe, Australia, Canada	2034
Chimeric Polypeptides, Polynucleotides Encoding Same, Cells Expressing Same and Methods of Producing Same	N/A	USA	2035

Removal of Constructs from Transformed Cells /PCT/IL2019/051266	N/A	N/A	N/A
Long-Acting DNase/PCT/IL2021/051207	N/A	N/A	N/A
Dicer-Like Knock-Out Plant Cells/ PCT/IL2021/051194	N/A	N/A	N/A
Modified Uricase and Uses Thereof/PCT/IL2021/051305	N/A	N/A	N/A
(1)	Patent granted in Australia expires in 2029.
(2)	Patent granted in the United States expires in 2032.

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

With respect to Fabry disease, we face competition from Sanofi Genzyme (Fabrazyme), Takeda Shire (Replagal) and Amicus (Galafold®). In addition, we are aware of other late clinical stage, early clinical stage and experimental drugs which are being developed for the treatment of Fabry disease by other companies. For example, eleva GmbH (formerly, Greenovation Biotech GmbH), or eleva, is developing an ERT for Fabry disease which has completed a phase I clinical trial.

With respect to refractory gout, we face competition from Horizon Therapeutics Public Limited Company (Krsytexxa), which is indicated for treatment of chronic gout in adult patients refractory to conventional therapy. In addition, we are aware of other clinical stage, early clinical stage and experimental refractory or chronic gout treatments. For example, we are aware of a product candidate that is the subject of a phase III clinical trial for chronic refractory gout and another product candidate that is the subject of a phase II clinical trial for hyperuricemia in gout patients with advanced CKD.

We also face potential competition to our ProCellEx system from companies that are developing other platforms for the expression of recombinant therapeutic pharmaceuticals. We are aware of companies that are developing alternative technologies to develop and produce therapeutic proteins in anticipation of the expiration of certain patent claims covering marketed proteins. A number of companies have developed or are developing alternative expression technologies. Examples include Crucell N.V. (acquired by Johnson & Johnson) has an expression system based on human-cell technology, Dyadic International Inc.’s expression system based on a fungus, Pfenex Inc.’s (acquired by Ligand Pharmaceuticals Incorporated) bacteria-based expression system, and others. Companies developing alternate plant-based technologies include iBio, Inc., Medicago, Inc., and eleva. Unlike ProCellEx, these alternate technologies are not cell-based. These companies base their product development on transgenic plants or whole plants.

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

The Brazil Agreement provides for a staged technology transfer which is intended to transfer to Fiocruz the capacity and skills required for the Brazilian government to construct its own manufacturing facility, at its sole expense, and to produce a sustainable, high-quality, and cost-effective supply of BioManguinhos alfataliglicerase. Fiocruz has not satisfied certain purchase commitments under the Brazil Agreement. Accordingly, we and Fiocruz discuss on a continuous basis, potential steps to maximize sales of BioManguinhos alfataliglicerase sales to the Brazilian MoH.

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

On May 13, 2021, we signed a binding term sheet with Chiesi pursuant to which we and Chiesi amended the Chiesi Agreements in order to provide our company with near-term capital. Chiesi agreed to make a $10.0 million payment to us before the end of the second quarter of 2021 in exchange for a $25.0 million reduction in a longer term regulatory milestone payment provided in the Chiesi EX-US Agreement. All other regulatory and commercial milestone payments remain unchanged. We Company received the payment in June 2021. We also agreed to negotiate certain manufacturing related matters.

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

Our current facility in Israel has been granted “Approved Enterprise” status, and we have elected to participate in the alternative benefits program. Our facility is located in a top priority location, or “Zone A,” location, and, therefore, our income from the Approved Enterprise will be tax exempt in Israel for a 10-year period, commencing with the year in which we first generate taxable income from the relevant Approved Enterprise and after we use our net operating loss carryforwards, or NOLs. We expect to be entitled to similar tax benefits for a number of years thereafter. To remain eligible for these tax benefits, we must continue to meet certain conditions, and if we increase our activities outside of Israel, for example, by future acquisitions, such increased activities generally may not be eligible for inclusion in Israeli tax benefit programs. In addition, our technology is subject to certain restrictions with respect to the transfer of technology and manufacturing rights.

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

Development and regulatory approval of our pharmaceutical products are dependent upon our ability to procure active ingredients and certain packaging materials from sources approved by the FDA and other regulatory authorities. The FDA and other regulatory approval processes require manufacturers to specify their proposed suppliers of active ingredients and certain packaging materials in their applications. From time to time, we intend to continue to identify alternative approved suppliers to ensure the continued supply of necessary raw materials.

Government Regulations

U.S. Drug Development Process

The FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act, or FDCA, and implementing regulations. Drugs are also subject to other federal, state and local statutes and regulations. Biologics are subject to regulation by the FDA under the FDCA, the Public Health Service Act, and related regulations and other federal, state and local laws and regulations. Biological products include a wide variety of products including vaccines, blood and blood components, gene therapies, tissue and proteins. Unlike most prescription products made through chemical processes, biological products generally are made from human and/or animal materials. To be lawfully marketed in interstate commerce, a biologic product must be the subject of a BLA issued by the FDA on the basis of a demonstration that the product is safe, pure and potent, and that the facility in which the product is manufactured meets standards to assure that it continues to be safe, pure and potent. The FDA has developed and is continuously updating the requirements with respect to cell and gene therapy products and has issued documents concerning the regulation of cellular and tissue-based products. Manufacturers of cell and tissue-based products must comply with the FDA’s current good tissue practices, or cGTP, which are FDA regulations that govern the methods used in, and the facilities and controls used for, the manufacture of such products. The primary intent of the cGTP requirements is to ensure that cell and tissue-based products are manufactured in a manner designed to prevent the introduction, transmission and spread of communicable disease.

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

The process required by the FDA before a biological product or drug may be marketed in the United States generally involves the following:

●	Completion of preclinical laboratory tests, animal studies and formulation studies according to Good Laboratory Practices or other regulations;
●	Submission to the FDA of an investigational new drug application, or IND, which must become effective before human clinical trials may begin;
●	Performance of adequate and well-controlled clinical trials according to Good Clinical Practices, or GCP, to establish the safety and efficacy of the proposed biological product or drug for its intended use;
●	Submission to the FDA of a BLA for a new biological product or a new drug application, or NDA, for a new drug;
●	Satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the drug is produced to assess compliance with cGMP to assure that the facilities, methods and controls are adequate to preserve the drug’s or biologic’s identity, strength, quality and purity; and
●	FDA review and approval of the BLA or NDA.

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

In January 2018, the FDA granted Fast Track designation to PRX-102.

Accelerated Approval

Section 901 of the U.S. Food and Drug Administration Safety Innovations Act amends the FDCA to allow the FDA to base Accelerated Approval for drugs for serious conditions that fill an unmet medical need on whether the drug has an effect on a surrogate or an intermediate clinical endpoint. A surrogate endpoint used for Accelerated Approval is a marker; that is, a laboratory measurement, radiographic image, physical sign or other measure, that is thought to predict clinical benefit, but is not itself a measure of clinical benefit. An intermediate clinical endpoint is a measure of a therapeutic effect that is considered reasonably likely to predict the clinical benefit of a drug, such as an effect on irreversible morbidity and mortality. The FDA bases its decision on whether to accept the proposed surrogate or intermediate clinical endpoint on the scientific support for that endpoint. Studies that demonstrate a drug’s effect on a surrogate or intermediate clinical endpoint must be “adequate and well controlled” as required by the FDCA.

The Accelerated Approval pathway is most often used in settings in which the course of a disease is long and an extended period of time is required to measure the intended clinical benefit of a drug, even if the effect on the surrogate or intermediate clinical endpoint occurs rapidly. Under subpart H of the Accelerated Approval pathway, the FDA may grant marketing approval for a new drug product on the basis of adequate and well-controlled clinical trials establishing that the drug product has an effect on a surrogate endpoint that is reasonably likely, based on epidemiologic, therapeutic, pathophysiologic, or other evidence, to predict clinical benefit or on the basis of an effect on a clinical endpoint other than survival or irreversible morbidity. The Accelerated Approval pathway is usually contingent on a sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory studies to verify and describe the drug’s clinical benefit. As a result, a drug candidate approved on this basis is subject to rigorous post-marketing compliance requirements, including the completion of Phase IV or post-approval clinical trials to confirm the effect on the clinical endpoint. Failure to conduct required post-approval studies, or confirm a clinical benefit during post-

marketing studies, would allow the FDA to withdraw the drug from the market on an expedited basis. All promotional materials for drug candidates approved under accelerated regulations are subject to prior review by the FDA.

Post-Approval Requirements

Any drugs for which we receive FDA approval are subject to continuing regulation by the FDA, including, among other things, record-keeping requirements, reporting of adverse effects with the product, reporting of changes in distributed products which would require field alert reports (FARs), drugs and biological product deviation reports (BPDRs) providing the FDA with updated safety and efficacy information, product sampling and distribution requirements, complying with certain electronic records and signature requirements and complying with FDA promotion and advertising requirements. In September 2007, the Food and Drug Administration Amendments Act of 2007 was enacted, giving the FDA enhanced post-marketing authority, including the authority to require post marketing studies and clinical trials (PMRs and PMCs), labeling changes based on new safety information, and compliance with risk evaluations and mitigation strategies (REMS), approved by the FDA. The FDA strictly regulates labeling, advertising, promotion and other types of information on products that are placed on the market. Drugs and biologics may be promoted only for the approved indications and in accordance with the provisions of the approved label. Further, manufacturers of drugs and biologics must continue to comply with cGMP requirements, which are extensive and require considerable time, resources and ongoing investment to ensure compliance. In addition, changes to the manufacturing process generally require prior FDA approval before being implemented and other types of changes to the approved product, such as adding new indications and additional labeling claims, are also subject to further FDA review and approval.

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

Our original facility in Israel has been granted “Approved Enterprise” status, and it has elected to participate in the alternative benefits program. Under the terms of its Approved Enterprise program, the facility is located in a Zone A area and, therefore, the undistributed income from that Approved Enterprise will be tax exempt in Israel for a period of 10 years, commencing with the year in which taxable income is first generated from the relevant Approved Enterprise. The current benefits program may not continue to be available and Protalix Ltd. may not continue to qualify for its benefits.

A company that has elected to participate in the alternative benefits program and that subsequently pays a dividend out of the income derived from the portion of its facilities that have been granted Approved Enterprise status during the tax exemption period will be subject to corporate tax in respect of the amount of dividend distributed at the rate that would have been applicable had the company not elected the alternative benefits program (generally 10% to 23%, depending on the extent to which non-Israeli shareholders hold such company’s shares). If the dividend is distributed within 12 years after the end of the benefits period (or, in the case of a foreign investor’s company, without time limitation), the dividend recipient is taxed at the reduced withholding tax rate of 20% applicable to dividends from approved enterprises, or at the lower rate under an applicable tax treaty. After this period, the withholding tax rate is 25% to 30%, or at the lower rate under an applicable tax treaty. In the case of a company with a foreign investment level (as defined by the Investment Law) of 25% or more, the 12-year limitation on reduced withholding tax on dividends does not apply. The company must withhold this tax at its source, regardless of whether the dividend is converted into foreign currency.

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

Encouragement of Industrial Research, Development and Technology Innovation Law, 1984

To date, Protalix Ltd. has received grants from the Office of the Chief Scientist of the Israeli Department of Labor, or the OCS under the Israeli Law for the Encouragement of Industrial Research, Development and Technology Innovation, 1984, and related regulations, or the Research Law. On January 1, 2016, the Israeli government established the National Authority for Technological Innovation, or NATI, which replaced many of the functions of the OCS. For purposes of clarity, references to NATI will include the OCS. NATI grants are made available to finance of a portion of Protalix Ltd.’s research and development expenditures in Israel. As of December 31, 2021, NATI approved grants in respect of Protalix Ltd.’s continuing operations totaling approximately $53.2 million (before interest, as described below), measured from inception. Protalix Ltd. is required to repay up to 100% of grants actually received (plus interest at the LIBOR rate applied to the grants received on or after January 1, 1999) to NATI through payments of royalties at a rate of 3% to 6% of the revenues generated from NATI-funded project, depending on the period in which revenues were generated. As of December 31, 2021, Protalix Ltd. either paid or accrued royalties payable of $14.6 million, and Protalix Ltd.’s contingent liability to NATI with respect to grants received was approximately $38.6 million.

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

Employees

As of December 31, 2021, we had 206 employees of whom 202 are full time employees and 20 have a Ph.D. or an M.D. in their respective scientific fields. We believe that our relations with these employees are good. We believe that our success will greatly depend on our ability to identify, attract and retain capable employees. The Israeli Ministry of Labor and Welfare is authorized to make certain industry-wide collective bargaining agreements, or Expansion Orders, that apply to types of industries or employees including ours. These agreements affect matters such as cost of living adjustments to salaries, length of working hours and week, recuperation, travel expenses, and pension rights. Otherwise, our employees are not represented by a labor union or represented under a collective bargaining agreement. See “Risk Factors—We depend upon key employees and consultants in a competitive market for skilled personnel. If we are unable to attract and retain key personnel, it could adversely affect our ability to develop and market our products.”

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

Available Information

Our main corporate website address is http://www.protalix.com. We make available on our website, free of charge, our Commission filings, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to these reports, as soon as reasonably practicable after we electronically file these documents with, or furnish them to, the Commission. The Commission maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the Commission at www.sec.gov. Additionally, from time to time, we provide notifications of material news including press releases and conferences on our website. Webcasts of presentations made by our company at certain conferences may also be available from time to time on our website, to the extent the webcasts are available. The content of our website is not intended to be incorporated by reference into this report or in any other report or document we file and any references to these websites are intended to be inactive textual references only. Interested persons may sign up on our website to automatically receive e-mail alerts when we post financial information and issue press releases, and to receive information about upcoming events.

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

Protalix BioTherapeutics, Inc.

2 University Plaza, Suite 100

Hackensack, NJ 07601

Attn: Mr. Eyal Rubin, Sr. Vice President and Chief Financial Officer

Item 1A.            Risk Factors

You should carefully consider the risks described below together with the other information included in this Annual Report on Form 10-K. Our business, financial condition or results of operations could be adversely affected by any of these risks. If any of these risks occur, the value of our common stock could decline. For a summary of the risk factors included in this Item 1A and for further details on our forward-looking statements, see “Forward-Looking Statements and Summary of Risk Factors” on page 1.

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

Travel restrictions related to the COVID-19 pandemic have delayed FDA and other regulatory authority inspections of our facilities required for marketing approvals and there is no certainty with respect to the timing of such inspections.

We are subject to inspection by the FDA and comparable foreign regulatory authorities to determine our compliance with applicable regulatory requirements, as are our suppliers, contract manufacturers, and contract testing laboratories. The FDA had advised us that it requires an inspection of our manufacturing facility and the facility of a third party in Europe that performs fill and finish processes for PRX-102 as part of the FDA’s review of the BLA application, after resubmission. Due to the FDA’s travel restrictions resulting from the pandemic, the FDA was unable to conduct the required inspection during the review cycle for the initial BLA. Also, with respect to the third-party facility in Europe at which fill and finish processes are performed for PRX-102, the FDA reviewed records under Section 704(a)(4) of the Federal Food, Drug and Cosmetic Act in lieu of a pre-licensing meeting. The FDA explained in the letter that it will continue to monitor the public health situation as well as travel restrictions and is actively working to define an approach for scheduling outstanding inspections. We cannot predict when such inspections will take place. Once such inspections are able to be conducted, if the facilities are not in substantial compliance with cGMP, there may be adverse consequences to the approval process. Delays in the approval process or our inability to obtain approval for any reason for any drug candidate may have a material adverse effect upon our business, results of operations and financial condition.

Risks Related to Clinical Trials and Regulatory Matters

We may not obtain the necessary U.S., EMA or other worldwide regulatory approvals to commercialize our drug candidates in a timely manner, if at all, which would have a material adverse effect on our business, results of operations and financial condition.

To commercialize our drug candidates worldwide, we need FDA Approval, EMA approval and approvals from other foreign regulators to commercialize our drug candidates elsewhere, as applicable. In order to obtain FDA approval of any of our drug candidates, we must submit to the FDA a BLA or an NDA demonstrating that the drug candidate is safe and effective for its intended use. This demonstration requires significant research and animal tests, which are referred to as preclinical studies, as well as human tests, which are referred to as clinical trials. In the European Union, we must submit an MAA to the EMA. Satisfaction of the regulatory requirements of the FDA, EMA and other foreign regulatory authorities typically takes many years, depends upon the type, complexity and novelty of the drug candidate and requires substantial resources for research, development and testing.

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

In light of our receipt of a CRL from the FDA regarding our BLA for PRX-102, the U.S. regulatory requirements and timing for PRX-102 approval are uncertain; we are substantially dependent on receipt of regulatory approvals for PRX-102, our most advanced product candidate.

The CRL issued by the FDA in response to the PRX-102 BLA did not report any concerns relating to the potential safety or efficacy of PRX-102 in the submitted data package. However, in the CRL, the FDA noted that agalsidase beta (Fabrazyme), a therapy used to treat Fabry patients, was recently converted to full approval which must be addressed in the context of any potential resubmission seeking accelerated approval of PRX-102. Although the FDA, at the Type A meeting held on September 9, 2021, in principle, agreed that the data package proposed for the BLA resubmission has the potential to support a traditional approval of PRX-102 for the treatment of Fabry disease thereby confirming a potential pathway for resubmission of a BLA for PRX-102, we can not guarantee when, or if, we will be successful in receiving regulatory approval for PRX-102. The regulatory requirements and timing for approval are uncertain at this time. If we do not obtain approval for PRX-102 or are delayed in obtaining such approval, it would have a material and adverse effect on our operations and financial condition.

The FDA may request additional data or impose other conditions in connection with a resubmission or approval. We cannot assure you that the FDA will eventually approve PRX-102 on a resubmission.

In addition, we may incur significant additional expenditures in order to obtain or maintain FDA approval. Any approval of the resubmitted BLA may also be subject to post-marketing commitments or requirements, and we may need to develop and/or improve certain antibody or additional assays as post-marketing requirements or commitments. Even if we comply with all the requests of regulatory authorities, the FDA and other authorities may ultimately reject the BLA or any other marketing application that we file for a product candidate in the future, if any, or we might not obtain regulatory clearance in a timely manner.

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

The results of our clinical trials with respect to any drug candidate might not support our claims of safety or efficacy, the results of our clinical trials may fail to conclusively show superiority over other commercially available treatments for the same or similar indications, the effects of our drug candidates may not be the desired effects or may include undesirable side effects or the drug candidates may have other unexpected characteristics. Data obtained from tests are susceptible to varying interpretations which may delay, limit or prevent regulatory approval. The clinical trial process may fail to demonstrate that our drug candidates are safe for humans and effective for indicated uses. In addition, our clinical trials, may involve specific and small patient populations. Results of early clinical trials conducted on a small patient population may not be indicative of future results. Adverse or inconclusive results may cause us to abandon a drug candidate and may delay development of other drug candidates. Any delay in, or termination of, our clinical trials will delay the filing of BLAs and NDAs with the FDA, or other filings with other foreign regulatory authorities, and, ultimately, significantly impair our ability to commercialize our drug candidates and generate product revenues which would have a material adverse effect on our business, results of operations and financial condition.

Interim, topline or preliminary data from clinical trials that we announce or publish may change as more patient data becomes available and are subject to audit and verification procedures that could result in material changes in the final data.

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

We are investing a significant portion of our efforts and financial resources in the development of pegunigalsidase alfa and our ability to generate significant product revenues in the future, will depend heavily on the successful development and commercialization of pegunigalsidase alfa. The successful commercialization of pegunigalsidase alfa will depend on several factors, including the following:

●	Chiesi’s efforts under the Chiesi Agreements;
●	obtaining marketing approvals from the FDA, EMA and other foreign regulatory authorities;
●	maintaining the cGMP compliance of our manufacturing facility or establishing manufacturing arrangements with third parties;
●	the successful inspection of our facilities by the FDA and other foreign regulatory authorities;
●	Chiesi’s development of successful sales and marketing organizations for pegunigalsidase alfa;
●	the availability of coverage or reimbursement to patients from healthcare payors for pegunigalsidase alfa, if approved;
●	a continued acceptable safety and efficacy profile of pegunigalsidase alfa following approval; and
●	other risks described in these Risk Factors.

Any failure to commercialize pegunigalsidase alfa or the experience of significant delays in doing so will have a material adverse effect on our business, results of operations and financial condition.

Any failure by us to supply drug substance to Pfizer may have a material adverse effect on our business, results of operations and financial condition.

Under the Amended Pfizer Agreement, we have agreed, for the first 10-year period after the execution of the agreement, to sell drug substance to Pfizer for the production of Elelyso, and Pfizer maintains the right to extend the supply period for up to two additional 30-month periods subject to certain terms and conditions. As part of that obligation, we agreed to substantial financial penalties if we fail to comply with the supply commitments, or are delayed in doing so. The amounts of the penalties depend on when any such failure occurs and for how long it persists, if at all, and other considerations. Any failure to comply with the supply commitments under the Amended Pfizer Agreement may have a material adverse effect on our business, results of operations and financial condition.

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

Effective internal control over financial reporting is necessary for us to provide reliable financial reports. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. While our assessment of our internal control over financial reporting resulted in our conclusion that as of December 31, 2021, our internal control over financial reporting was effective, we cannot predict the outcome of our testing or any subsequent testing by our auditor in future periods. Any testing by us conducted in connection with Section 404 of the Sarbanes-Oxley Act, or Section 404, or any subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement. Inferior internal controls could also cause investors to lose confidence in our reported financial information and affect our reputation, which could have an adverse effect on the trading price of our common stock.

Our management is required to assess the effectiveness of our internal controls and procedures and disclose changes in these controls on an annual basis. However, for as long as we are a non accelerated filer, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal controls over financial reporting pursuant to Section 404. An independent assessment of the effectiveness of our internal controls could identify deficiencies in internal controls over financial reporting that our management’s assessment might not. Undetected material weaknesses in our internal controls could lead to financial statement restatements and require us to incur the expense of remediation.

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

We could be subject to securities class action litigation.

Securities class action litigation is often brought against a company following a period of volatility or decline in the market price of its securities. As with pharmaceutical companies generally, our company has experienced significant stock price volatility in recent years. If we become subject to such litigation, we will face substantial costs and a diversion of management’s attention and resources, which could have a material adverse effect on our business, results of operation and financial condition.

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

Our NOL carryforwards as of December 31, 2021, are equal to approximately $247.9 million, of which approximately $36.1 million may be restricted under Section 382 of the Internal Revenue Code, or the IRC. IRC Section 382 applies whenever a corporation with NOLs experiences an ownership change. As a result of IRC Section 382, the taxable income for any post-change year that may be offset by a pre-change NOL may not exceed the fair market value of the pre-change entity multiplied by the IRC long-term tax exempt rate. Significant judgment is required in determining any valuation allowance recorded against deferred tax assets. In assessing the need for a valuation allowance, we considered all available evidence, including past operating results, the most recent projections for taxable income and prudent and feasible tax planning strategies. We reassess our valuation allowance periodically and if future evidence allows for a partial or full release of the valuation allowance, a tax benefit will be recorded accordingly. Any ownership change (including as a result of conversion of our outstanding convertible notes into shares of our common stock), or any other limitation on our utilization of NOLs, could have a material adverse effect on our business, results of operations and financial condition.

Our corporate structure may create U.S. federal income tax inefficiencies.

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

We currently have outstanding $28.75 million aggregate principal amount of our 2024 Notes which are secured with a perfected lien on all of our assets. Under the terms of the indenture governing the 2024 Notes, or the 2024 Indenture, we are required to maintain a minimum cash balance of at least $7.5 million. Our ability to make payments with respect to the 2024 Notes and to satisfy any other debt obligations depends on our future operating performance and our ability to generate significant cash flow in the future, which will be affected by prevailing economic conditions and financial, business, competitive, legislative and regulatory factors as well as other factors affecting our company and industry, many of which are beyond our control. If, when required, we are unable to comply with the terms of the 2024 Notes, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. In addition, certain terms of the 2024 regarding the security interest or future indebtedness may restrict us from adopting any of these alternatives. We may be unable to obtain amendments and waivers of such restrictions. If there is a default of such notes, the note holders could, among other things, elect to declare all amounts owed immediately due and payable, which could cause all or a large portion of our available cash flow to be used to pay such amounts and thereby reduce the amount of cash available to pursue our business plans or force us into bankruptcy or liquidation, or, with respect to our indebtedness that is secured, result in the foreclosure on the assets that secure the debt, which would force us to relinquish rights to assets that we may believe are critical to our business. Any default on our debt will have a material adverse effect on our business, results of operations and financial condition.

Our significant level of indebtedness could adversely affect our business, results of operations and financial condition and prevent us from fulfilling our obligations under our convertible notes and our other indebtedness.

Our 2024 Notes represent a significant amount of indebtedness with substantial debt service requirements. We may also incur additional indebtedness to meet future financing needs. Our substantial indebtedness could have material adverse effects on our business, results of operations and financial condition. For example, it could:

●	make it more difficult for us to satisfy our financial obligations, including with respect to the convertible notes;
●	result in an event of default under our outstanding convertible notes if we fail to comply with the financial and other restrictive covenants contained in agreements governing any future indebtedness, which event of default could result in all of our debt becoming immediately due and payable;
●	increase our vulnerability to general adverse economic, industry and competitive conditions;
●	reduce the availability of our cash flow to fund working capital, capital expenditures, acquisitions and other general corporate purposes because we will be required to dedicate a substantial portion of our cash flow from operations to the payment of principal and interest on our indebtedness;
●	limit our flexibility in planning for, or reacting to, and increasing our vulnerability to changes in our business, the industry in which we operate and the general economy;

●	prevent us from raising funds necessary to purchase convertible notes surrendered to us by holders upon a fundamental change (as described in the 2024 Indenture governing the notes), which failure would result in an event of default with respect to the convertible notes;
●	place us at a competitive disadvantage compared to our competitors that have less indebtedness or are less highly leveraged and that, therefore, may be able to take advantage of opportunities that our debt levels or leverage prevent us from exploiting; and
●	limit our ability to obtain additional financing.

Each of these factors may have a material and adverse effect on our business, results of operations and financial condition and our ability to meet our payment obligations under the convertible notes and our other indebtedness.

We are required to comply with a number of covenants under the 2024 Indenture governing our outstanding convertible notes that could hinder our growth.

The 2024 Indenture contains a number of restrictive affirmative and negative covenants, which limit our ability to incur additional debt; exceed certain limits; pay dividends or distributions; or merge, consolidate or dispose of substantially all of our assets, including all of our intellectual property assets and other material assets securing such convertible notes. A breach of these covenants could result in default, and if such default is not cured or waived, the holders of the indebtedness could, among other things, elect to declare all amounts owed immediately due and payable, which could cause all or a large portion of our available cash flow to be used to pay such amounts and thereby reduce the amount of cash available to pursue our business plans or force us into bankruptcy or liquidation, or, result in the foreclosure on the assets that secure the debt, including all of our intellectual property assets, which would force us to relinquish rights to such assets that we may believe are critical to our business. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. Any default on our debt will have a material adverse effect on our business, results of operations and financial condition.

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

The stock market in general, and the market for pharmaceutical companies in particular, have experienced extreme price and volume fluctuations that may have been unrelated or disproportionate to the operating performance of the listed companies. The trading price of our common stock has been volatile and has been subject to wide price fluctuations in response to various factors, many of which are beyond our control. The volatility of our stock price has from time to time in recent periods affected our market capitalization. Adverse fluctuations in the price per share of our common stock or our market capitalization may result in our failure to meet the continued listing requirements of The NYSE American, which would require us to take steps to gain compliance with alternate listing standards or take remedial steps to bring us into compliance. A failure to maintain or regain compliance with applicable listing standards could adversely affect the liquidity of our common stock and could result in an event of default under the 2024 Indenture, which would have a material adverse effect on our business, results of operations and financial condition.

We currently have no significant product revenues and need to raise additional capital to operate our business, which may not be available on favorable terms, or at all, and which will have a dilutive effect on our stockholders.

To date, we have not generated significant revenues from product sales and only minimal revenues from research and development services and other fees, other than the milestone and other payments we have received in connection with our agreements with Pfizer and Chiesi. For the years ended December 31, 2021, 2020 and 2019, we had net losses from continuing operations of $27.6 million, $6.5 million and $18.3 million, respectively, primarily as a result of expenses incurred through a combination of research and development activities and expenses supporting those activities, which includes share-based compensation expense. Drug development and commercialization is very capital intensive. We fund all of our operations and capital expenditures from the revenues we generate from licensing fees and grants, the net proceeds of equity and debt offerings and other sources. In addition, changes may occur that could consume our existing capital at a faster rate than projected, including, among others, the cost and timing of regulatory approvals, changes in the progress of our research and development efforts and the costs of protecting our intellectual property rights.

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

We currently have very limited sales, marketing or distribution capabilities and no experience in building a sales force and distribution capabilities. Under our arrangements with Pfizer and Chiesi, we have out-licensed the marketing rights to Elelyso, pegunigalsidase alfa and alidornase alfa via inhalation, except that we retained the marketing rights to BioManguinhos alfataliglicerase in Brazil. We have not licensed the marketing or commercialization rights to any of our other product candidates to any party. The commercialization of a drug product requires that we commit significant financial and managerial resources to develop a marketing and sales force with technical expertise and with supporting distribution capabilities. Factors that may inhibit our efforts to commercialize our products directly and without strategic partners include:

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

Risks Related to Intellectual Property Matters

The intellectual property and assets owned by our subsidiaries are subject to security agreements that secure our payment and other obligations under our convertible notes, and our subsidiaries have guaranteed all of those obligations.

In connection with the issuance of our 2024 Notes, we entered into new security agreements pursuant to which our subsidiaries provided first priority security interests in all of their assets, which consist of all of our intellectual property and other material assets. The security agreements secure certain payment, indemnification and other obligations under the 2024 Notes. If we were to default on certain of our obligations, or in certain other circumstances generally related to a bankruptcy or insolvency, holders of our outstanding 2024 Notes could seek to foreclose on the collateral under the security agreements to obtain satisfaction of our obligations, and our business could be materially and adversely impacted, which would in turn have a material adverse effect on our results of operations and financial condition.

Furthermore, in connection with the issuance of the 2024 Notes, our subsidiaries guaranteed all of our obligations under the 2024 Indenture. If we were to default on our obligations under the 2024 Indenture, the holders could require our subsidiaries to satisfy all of those obligations under the guarantees.

If we fail to adequately protect or enforce our intellectual property rights or secure rights to third party patents, the value of our intellectual property rights would diminish and our business, competitive position and results of operations would suffer.

As of December 31, 2021, we had more than 30 pending patent applications. However, the filing of a patent application does not mean that we will be issued a patent, or that any patent eventually issued will be as broad as requested in the patent application or sufficient to protect our technology. Any modification required to a current patent application may delay the approval of such patent application which would have a material adverse effect on our business, results of operations and financial condition. In addition, there are a number of factors that could cause our patents, if granted, to become invalid or unenforceable or that could cause our patent applications to not be granted, including known or unknown prior art, deficiencies in the patent application or the lack of originality of the technology. Our competitive position and future revenues will depend in part on our ability and the ability of our licensors and collaborators to obtain and maintain patent protection for our products, methods, processes and other technologies, to preserve our trade secrets, to prevent third parties from infringing on our proprietary rights and to operate without infringing the proprietary rights of third parties. We have filed U.S. and international patent applications for process patents, as well as composition of matter patents, for taliglucerase alfa and our product candidates. However, we cannot predict:

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

As of December 31, 2021, we held, or had license rights to, more than 80 patents. If patent rights covering our products or technologies are not sufficiently broad, they may not provide us with sufficient proprietary protection or competitive advantages against competitors with similar products and technologies. Furthermore, if the USPTO or foreign patent offices issue patents to us or our licensors, others may challenge the patents or circumvent the patents, or the patent office or the courts may invalidate the patents. Thus, any patents we own or license from or to third parties may not provide any protection against our competitors and those who infringe upon our patents.

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

In the past, our research and development efforts have been financed, in part, through grants that we have received from NATI. We, therefore, must comply with the requirements of the Research Law. Under the Research Law we are prohibited from manufacturing products developed using these grants outside of the State of Israel without special approvals, although the Research Law does enable companies to seek prior approval for conducting manufacturing activities outside of Israel without being subject to increased royalties. We may not receive the required approvals for any proposed transfer of manufacturing activities. Even if we do receive approval to manufacture products developed with government grants outside of Israel, we may be required to pay an increased total amount of royalties (possibly up to 300% of the grant amounts plus interest), depending on the manufacturing volume that is performed outside of Israel, as well as at a possibly increased royalty rate. This restriction may impair our ability to outsource manufacturing or engage in similar arrangements for those products or technologies.

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

We anticipate that the market price of our common stock is likely to continue to fluctuate significantly in response to numerous factors, some of which are beyond our control, such as:

●	the timing of and any delays in anticipated marketing approvals for pegunigalsidase alfa;
●	the results of our studies of pegunigalsidase alfa and the progress and results of the studies of our other product candidates;
●	our sale of shares of our common stock under our ATM program, or market expectations that such sales are to be executed;
●	purchases of BioManguinhos alfataliglicerase in Brazil;
●	developments concerning intellectual property rights and regulatory approvals;
●	the announcement of new products or product enhancements by us or our competitors;
●	variations in our and our competitors’ results of operations;
●	changes in earnings estimates or recommendations by securities analysts;
●	developments in the biotechnology industry; and
●	general market conditions and other factors, including factors unrelated to our operating performance.

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

A substantial majority of our outstanding shares of our common stock are freely tradable without restriction or further registration under the federal securities laws. In addition, we may sell additional shares of our common stock in the future to raise capital. A substantial number of shares of our common stock are reserved for issuance upon the exercise of stock options, upon conversion of our outstanding convertible notes and upon the exercise of our outstanding warrants. At December 31, 2021, there were outstanding options to purchase common stock issued covering approximately 2.3 million shares of our common stock with a weighted average exercise price of approximately $4.42 per share. Also at December 31, 2021, there were approximately 1.8 million shares of common stock available for future for issuance in connection with future grants of incentives under our amended 2006 stock incentive plan, approximately 21.5 million shares of common stock reserved for issuance upon conversion of our outstanding 2024 Notes and approximately 14.6 million shares of common stock reserved for issuance upon the exercise of our outstanding warrants. The issuance and sale of substantial amounts of common stock, or the perception that such issuances and sales may occur, could adversely affect the market price of our common stock and impair our ability to raise capital through the sale of additional equity securities.

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

Item 1B.   Unresolved Staff Comments

None.

Item 2.      Properties

We maintain a United States corporate office in Hackensack, New Jersey. Our headquarters, including manufacturing facility, executive offices and others, are located in Carmiel, Israel. The facilities currently contain approximately 14,700 sq/ft of manufacturing space and 3,400 sq/ft for a pilot plant, 11,700 sq/ft for offsite warehouse space and approximately 39,100 sq/ft of laboratories, front warehouse and office space, and are leased at a rate of approximately $81,000 per month. In addition, we are entitled to use an additional 14,500 sq/ft in the same facility, which we intend to utilize in connection with an anticipated expansion of our manufacturing facilities. Our facilities are equipped with the requisite laboratory services required to conduct our business, and we believe that the existing facilities are adequate to meet our needs for the foreseeable future. Our original lease for the facility was in effect until 2016 and we have exercised two of three options to extend the term, each for an additional five-year period. The lease is currently in effect until 2026 and we retain an additional option to extend the term for another five-year period thereafter. Upon the exercise of each option to extend the term of the lease includes a 10% increase to the then current base rent.

Item 3.      Legal Proceedings

We are not involved in any material legal proceedings.

Item 4.      Mine Safety Disclosures

Not applicable.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NYSE American under the symbol “PLX.” Our common stock is also listed on the TASE under the symbol “PLX.” As of March 15, 2022, there were approximately 61 holders of record of our common stock. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.

Equity Compensation Plan Information

The following table provides information as of December 31, 2021 with respect to the shares of our common stock that may be issued under our existing equity compensation plan.

	A	B	C
Number of Securities Remaining
	Number of Securities		Available for Future Issuance
	to be Issued	Weighted Average	Under Equity Compensation Plans
	Upon Exercise of	Exercise Price of	(Excluding Securities Reflected in
Plan Category	Outstanding Options	Outstanding Options	Column A)
Equity Compensation Plans Approved by Stockholders	2,259,020	$4.42	1,786,256
Equity Compensation Plans Not Approved by Stockholders	—	—	—
Total	2,259,020	$4.42	1,786,256

Item 6.     [Reserved]

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

On August 25, 2021, we completed exchanges, or the Exchanges, of our outstanding 7.50% Senior Secured Convertible Notes due 2021, or the 2021 Notes, with institutional note holders of a substantial majority of the 2021 Notes. The Exchanges involved the exchange of an aggregate of $54.65 million principal amount of our outstanding 2021 Notes for an aggregate of $28.75 million principal amount of newly issued 7.50% Senior Secured Convertible Notes due 2024, or the 2024 Notes, $25.90 million in cash, and approximately $1.1 million in cash representing accrued and unpaid interest through the closing date. The initial conversion rate for the 2024 Notes is 563.2216 shares of Common Stock for each $1,000 principal amount of 2024 Notes (equivalent to an initial conversion price of approximately $1.7755 per share of the Common Stock), subject to adjustment in certain circumstances. This initial conversion price represents a premium of approximately 32.5% relative to the closing price of the Common Stock on the NYSE American on August 13, 2021.

Pegunigalsidase alfa (PRX-102), our proprietary plant cell culture expressed enzyme in development for the treatment of Fabry disease, is our most advanced product candidate. Our PRX-102 phase III clinical program of PRX-102 for the treatment of Fabry disease includes three separate studies: the BALANCE, BRIDGE and BRIGHT studies. The BRIDGE and BRIGHT studies have been completed, and the last patient in the BALANCE study received the final dose in the study in October 2021. The studies were designed to evaluate the potential superiority of PRX-102 over current therapies, demonstrate the potential for improved efficacy and better quality of life for patients with Fabry disease and demonstrate the safety of our drug/therapy. We are also evaluating the potential of a once-monthly treatment regimen with a higher dose of PRX-102. In addition, the phase III clinical program includes two extension studies in which subjects that participated in our phase I/II clinical trials and our phase III clinical trials may enroll and continue to be treated with PRX-102.

On February 7, 2022, an MAA for PRX-102 was submitted to, and subsequently validated by, the EMA. The submission was made after the October 8, 2021 meeting we held, together with Chiesi, with the Rapporteur and Co-Rapporteur of the EMA regarding PRX-102. At the meeting, Chiesi and the Company discussed the scope of the then anticipated MAA submission for the European Union, and the Rapporteur and Co-Rapporteur were generally supportive of the planned MAA submission for PRX-102.

On April 28, 2021, we, together with our development and commercialization partner for PRX-102, Chiesi, announced the receipt of a CRL from the FDA regarding the PRX-102 BLA. The CRL did not report any concerns relating to the potential safety or efficacy of PRX-102 in the submitted data package. In the CRL, the FDA noted that an inspection of our manufacturing facility in Carmiel, Israel, including the FDA’s subsequent assessment of any related FDA findings, is required before the FDA can approve a resubmitted BLA. Due to travel restrictions, the FDA was unable to conduct the required inspection during the review cycle. The FDA explained in the letter that it will continue to monitor the public health situation as well as travel restrictions, and is actively working to define an approach for scheduling outstanding inspections. With respect to the third-party facility in Europe at which fill and finish processes are performed for PRX-102, due to COVID-19, the FDA reviewed records under Section 704(a)(4) of the FFDCA in lieu of a pre-licensing inspection. In the CRL, the FDA stated that it will communicate remaining issues to the facility in order to seek prompt resolution of any pending items. In addition to the foregoing, in the CRL, the FDA noted that Fabrazyme (agalsidase beta), a therapy used to treat Fabry patients, was recently converted to full approval and is now an “available therapy,” which must be addressed in the context of any potential resubmission of a BLA for PRX-102.

We and Chiesi participated in a Type A (End of Review) meeting with the FDA on September 9, 2021. As part of the meeting minutes provided by the FDA, which included the preliminary comments and meeting discussion, the FDA, in principle, agreed that the data package proposed to the FDA for a BLA resubmission has the potential to support a traditional approval of PRX-102 for the treatment of Fabry disease. The planned data package for the BLA resubmission, given the changed regulatory landscape in the United States, will include the final two-year analyses of the BALANCE study. We intend to continue to work collaboratively with the FDA to resolve the issues noted in the CRL and provide a new, alternative drug to Fabry patients.

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

On May 13, 2021, we signed a binding term sheet with Chiesi pursuant to which we and Chiesi amended the Chiesi Agreements in order to provide the Company with near-term capital. Chiesi agreed to make a $10.0 million payment to us before the end of the second quarter of 2021 in exchange for a $25.0 million reduction in a longer term regulatory milestone payment provided in the Chiesi EX-US Agreement. All other regulatory and commercial milestone payments remain unchanged. The Company received the payment in June 2021. The Company also agreed to negotiate certain manufacturing related matters.

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

On June 18, 2013, we entered into the Brazil Agreement with Fiocruz, an arm of the Brazilian MoH, for BioManguinhos alfataliglicerase. As Fiocruz has not satisfied certain purchase commitments under the agreement, we and Fiocruz continuously discuss potential steps to maximize sales of BioManguinhos alfataliglicerase to the Brazilian MoH. We are continuing to supply BioManguinhos alfataliglicerase to Fiocruz, and patients continue to be treated with BioManguinhos alfataliglicerase in Brazil. We are discussing with Fiocruz potential actions that Fiocruz may take to comply with its purchase obligations and, based on such discussions, we will determine what we believe to be the course of action that is in our best interest.

In addition to PRX-102, our product pipeline currently includes, among other candidates:

1)alidornase alfa, or PRX-110, a proprietary plant cell recombinant human DNase, which has successfully completed a phase II efficacy and safety study; we are continuing to evaluate potential strategic marketing partnerships and collaboration programs with biotechnology and pharmaceutical companies for this product candidate for various respiratory indications;

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

The transaction price of the Chiesi Agreements was comprised of fixed consideration and variable consideration (capped research and development reimbursements). Under ASC 606, the consideration to which we would be entitled upon the achievement of contractual milestones, which are contingent upon the occurrence of future events, are a form of variable consideration. We estimate variable consideration using the most likely method. Amounts included in the transaction price are recognized only when it is probable that a significant reversal of cumulative revenues will not occur. Prior to recognizing revenue from variable consideration, we use significant judgment to determine the probability of a significant reversal of such revenue.

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

Research and Development Expense

We expect our research and development expense to remain our primary expense in the near future as we continue to develop our product candidates. Research and development expense consists of:

●	internal costs associated with research and development activities;
●	payments made to third party contract research organizations, investigative/clinical sites and consultants;
●	manufacturing development costs;
●	personnel-related expenses, including salaries, benefits, travel, and related costs for the personnel involved in research and development;
●	activities relating to the advancement of product candidates through preclinical studies and clinical trials; and

●	facilities and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities, as well as laboratory and other supplies.

The following table identifies our current major research and development projects:

Project	Status	Expected Near Term Milestones
PRX-102 – pegunigalsidase alfa	BALANCE, BRIDGE and BRIGHT studies complete; extension studies ongoing	Top-line results from BALANCE study to be released in the second quarter of 2022 and final results to be released in the second half of 2022; resubmission of PRX-102 BLA in second half of 2022

PRX-110 – alidornase alfa	Preclinical

PRX-115 – Uricase	Preclinical

PRX-119 – Long Acting DNase I	Preclinical

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

Convertible Notes

The outstanding convertible notes are accounted for using the guidance set forth in the Financial Accounting Standards Board, or the FASB, Accounting Standards Codification, or ASC, 815 requiring that we determine whether the embedded conversion option must be separated and accounted for separately. ASC 470-20 regarding debt with conversion and other options requires the issuer of a convertible debt instrument that may be settled in cash upon conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The 2021 Notes were accounted for partially as liability and equity components of the instrument and partially as a debt host contract with an embedded derivative resulting from the conversion feature. During the year ended December 31, 2017, the embedded derivative was reclassified to additional paid in capital. The 2024 Notes were accounted for as a liability (debt) and equity component (conversion option) as the convertible notes may be settled wholly or partly in cash, at our option, when converted.

Issuance costs regarding the issuance of the 2021 Notes, as well as the debt discount and debt issuance costs from the issuance of the 2024 Notes, were deferred and amortized over the applicable convertible notes period using the effective interest rate.

On August 25, 2021, we completed the Exchanges of a substantial majority of the 2021 Notes with certain institutional note holders. The Exchanges involved the exchange of an aggregate of $54.65 million principal amount of our outstanding 2021 Notes for an aggregate of $28.75 million principal amount of newly issued 2024 Notes, $25.90 million in cash, and approximately $1.1 million in cash representing accrued and unpaid interest through the closing date. The initial conversion rate for the 2024 Notes is 563.2216 shares of Common Stock for each $1,000 principal amount of 2024 Notes (equivalent to an initial conversion price of approximately $1.7755 per share of the Common Stock), subject to adjustment in certain circumstances. This initial conversion price represents a premium of approximately 32.5% relative to the closing price of the Common Stock on the NYSE American on August 13, 2021. The Exchanges are described in greater detail in Note 10 to the consolidated financial statements

For accounting purposes, as the terms of the 2021 Notes and the 2024 Notes are substantially different, the Exchanges were considered an extinguishment of debt. We allocated the fair value of the consideration transferred to the participating note holders between the 2021 Notes and their equity component based on the fair value of the liability component before the extinguishment, and the remainder was allocated to the equity component. As a result, we recognized a loss from extinguishment in the statement of operations equal to $0.8 million due to derecognition of the liability component and a reduction of stockholders’ equity of $12.2 million.

As of December 31, 2021, a total of $28.75 million aggregate principal amount of the 2024 Notes were outstanding. In addition, as of December 31, 2021, none of the 2021 Notes were outstanding.

Results of Operations

Year ended December 31, 2021 Compared to the Year Ended December 31, 2020

Revenues from Selling Goods

We recorded revenues of $16.7 million for the year ended December 31, 2021, an increase of $0.5 million, or 3%, compared to revenues of $16.2 million for the year ended December 31, 2020. An increase of $2.1 million in sales of drug substance to Pfizer was partially offset by a $1.6 million decrease in sales of drug to Brazil.

Revenues from License and R&D services

We recorded revenues from license and R&D services of $21.6 million for the year ended December 31, 2021, a decrease of $25.1 million, or 54%, compared to revenues of $46.7 million for the year ended December 31, 2020. Revenues from license and R&D services represent mainly the revenues we recognized in connection with the Chiesi Agreements. The decrease is primarily due to lower costs incurred in the year ended December 31, 2021.

Cost of Goods Sold

Cost of goods sold was $16.3 million for the year ended December 31, 2021, an increase of $5.4 million, or 50%, compared to cost of goods sold of $10.9 million for the year ended December 31, 2020. The increase in cost of goods sold was primarily the result of certain one-time manufacturing costs incurred while preparing for the then anticipated FDA approval of the PRX-102 BLA and higher manufacturing costs.

Research and Development Expenses, Net

Research and development expenses, net were $29.7 million for the year ended December 31, 2021, a decrease of $8.5 million, or 22% from $38.2 million for the year ended December 31, 2020. The decrease is primarily due to the completion of the three phase III clinical trials of PRX-102.

We expect research and development expenses to continue to be our primary expense as we enter into a more advanced stage of preclinical and clinical trials for certain of our product candidates.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $12.7 million for the year ended December 31, 2021, an increase of $1.6 million, or 14%, from $11.1 million for the year ended December 31, 2020. The increase resulted primarily from an increase in corporate costs of $1.7 million related mainly to insurance.

Financial Expenses and Income, Net

Financial expense, net was $7.1 million for the year ended December 31, 2021, a decrease of $2.1 million, or 23%, compared to financial expenses of $9.2 million for the year ended December 31, 2020. Financial expenses are comprised primarily of interest expense on our outstanding convertible notes equal to $3.6 million and $4.3 million for the years ended December 31, 2021 and 2020, respectively. The decrease resulted primarily from the exchange of our 2021 notes; $0.7 million decrease in interest expenses, $0.8 million decrease in amortization of debt discount, and $1.3 million decrease in related expenses offset by a $0.8 million loss on extinguishment related to the Exchanges.

Year ended December 31, 2020 Compared to the Year Ended December 31, 2019

For a discussion of the year ended December 31, 2020 compared to the year ended December 31, 2019, see Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2020.

Liquidity and Capital Resources

Our sources of liquidity include our cash balances and bank deposits. At December 31, 2021, we had $39.0 million in cash and cash equivalents. We have primarily financed our operations through equity and debt financings, business collaborations, and grants funding.

During the year ended December 31, 2021, we raised gross proceeds equal to approximately $8.8 million from sales of common stock under our ATM program through the sale of 1,867,552 shares of our common stock. In addition, we raised gross proceeds of approximately $40.2 million from a public offering of our common stock before deducting the underwriting discount and estimated expenses of the offering. In connection with the offering, we issued 8,749,999 shares of our common stock at a purchase price per share of $4.60.

On August 25, 2021, we completed Exchanges with institutional note holders of a substantial majority of the then outstanding 2021 Notes. The Exchanges involved the exchange of an aggregate of $54.65 million principal amount of 2021 Notes for an aggregate of $28.75 million principal amount of newly issued 2024 Notes, $25.90 million in cash and approximately $1.1 million in cash representing accrued and unpaid interest through the closing date. The initial conversion rate of the 2024 Notes is 563.2216 shares of our common stock per $1,000 principal amount of 2024 Notes, which is equivalent to an initial conversion price of approximately $1.7755 per share of common stock, subject to adjustment in certain circumstances. This initial conversion price represents a premium of approximately 32.5% relative to the closing price of the common stock on the NYSE American on August 13, 2021. After giving effect to the Exchanges, $3.27 million aggregate principal amount of the 2021 Notes remained outstanding. On November 15, 2021, all of the then outstanding 2021 Notes matured and were paid in full.

The 2024 Notes were issued pursuant to the 2024 Indenture which was entered into between us, the guarantors party thereto, The Bank of New York Mellon Trust Company, N.A., as trustee and Wilmington Savings Fund Society, FSB, as collateral agent. Interest on the Notes are payable semi-annually at a rate of 7.50% per annum. The 2024 Notes will mature three years after the issuance thereof, unless earlier purchased, converted, exchanged or redeemed and will be guaranteed by our subsidiaries. The 2024 Notes are secured by perfected liens on all of our assets, including those of our subsidiaries.

Cash Flows

Net cash used in operations was $10.3 million for the year ended December 31, 2021. The net loss for the year ended December 31, 2021 of $27.6 million was further increased by a $4.9 million increase in inventories and by a $1.0 million increase in accounts receivable and other assets, which was partially offset by a $13.2 million increase in contracts liability and an increase of $2.4 million in accounts payable and accruals, by $2.7 million amortization of debt issuance costs and debt discount, by a $2.4 million in share-based compensation and $1.1 million in depreciation. Net cash provided by investing activities for the year ended December 31, 2021 was $18.9 million and consisted primarily of a net decrease in bank deposits. Net cash provided by financing activities for the year ended December 31, 2021 was $12.1 million, net proceeds of $37.6 million from the issuance of common stock and of $8.6 million from the issuance of common stock under the sales agreement were offset by payments of $30.0 million for convertible notes redemption and transactions costs, and $4.1 million net payment to satisfy an outstanding promissory note.

Future Funding Requirements

As a result of our significant research and development expenditures and the lack of significant revenue from sales of taliglucerase alfa, we have generated operating losses from our continuing operations since our inception. Our outstanding 2024 Notes are secured by a perfected lien on all of our assets. Under the terms of the 2024 Indenture, we are required to comply with certain covenants, including the requirement to maintain a minimum cash balance of at least $7.5 million. Failure to comply with such covenants may result in an event of default under the 2024 Indenture and, accordingly, may result in the acceleration of the payment of the notes or in additional interest payments. As of December 31, 2021, we were in compliance with all covenants.

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

Contractual obligations

Our contractual obligations include obligations under our convertible notes, operating lease obligations, purchase obligations, a certain clinical contract and the liability for employee rights upon retirement.

Our convertible senior notes had an aggregate outstanding principal balance of $28.75 million at December 31, 2021. The notes will mature on September 1, 2024 unless earlier purchased, converted, exchanged or redeemed, and interest is payable on the note semi-annually at a rate of 7.50% per annum.

We lease certain assets under operating leases, which expire through 2026, with an option to extend the lease on our main facility to 2031. The leases relate primarily to office, laboratory and manufacturing space and vehicles used by our employees. Our aggregate future minimum commitments under these facility and vehicles leases over the next five fiscal years is approximately $5.1 million as of December 31, 2021.

As of December 31, 2021, we are subject to open purchase orders issued to certain suppliers and other vendors mainly in connection with our research and development and manufacturing activities that were outstanding as of December 31, 2021 for approximately $5.1 million over the next five fiscal years.

We have a contractual obligation of approximately $853,000 as of December 31, 2021 payable over the fiscal year ended December 31, 2022. In addition, we enter into contracts in the normal course of business with CROs, CMOs and other third parties for clinical trials, preclinical and other research studies and manufacturing services. These contracts do not contain minimum purchase commitments and are cancelable by us upon prior written notice. Payments due upon cancellation consist only of payments for services provided or expenses incurred, including non-cancelable obligations of our service providers, up to the date of cancellation.

As of December 31, 2021, we have a contractual obligation of approximately $2.5 million for employee rights upon retirement.

We are also party to certain research and license agreements. If all of the contingencies with respect to milestone payments under our research and license agreements are met, as of December 31, 2021, the aggregate milestone payments payable would be approximately $8.4 million, and would be payable, if at all, as our projects progress over the course of a number of years. The royalty payments payable by our company in connection with sales of each of our product candidates, if any, shall not exceed low, single-digit percentages of net sales of the relevant product.

Effects of Currency Fluctuations

Currency fluctuations could affect us through increased or decreased acquisition costs for certain goods and services. We do not believe currency fluctuations have had a material effect on our results of operations during the years ended December 31, 2020 or 2021.

Recently Issued Accounting Pronouncements

Certain recently issued accounting pronouncements are discussed in note 1r of the financial statements included in Item 8 of this Annual Report on Form 10-K.

Item 7A.         Quantitative and Qualitative Disclosures about Market Risk

Currency Exchange Risk

The currency of the primary economic environment in which our operations are conducted is the U.S. dollar. Most of our revenues and approximately 65% of our expenses and capital expenditures, including the repayment of our 2021 Notes, are incurred in dollars, and a significant source of our financing has been provided in U.S. dollars. Since the dollar is the functional currency, monetary items maintained in currencies other than the dollar are remeasured using the rate of exchange in effect at the balance sheet dates and non-monetary items are remeasured at historical exchange rates. Revenue and expense items are remeasured at the average rate of exchange in effect during the period in which they occur. Foreign currency translation gains or losses are recognized in the statement of operations.

Approximately 31% of our costs, including salaries, expenses and office expenses, are incurred in NIS. Inflation in Israel may have the effect of increasing the U.S. dollar cost of our operations in Israel. If the U.S. dollar declines in value in relation to the NIS, it will become more expensive for us to fund our operations in Israel. A revaluation of 1% of the NIS will affect our loss before tax by less than 1%. The exchange rate of the U.S. dollar to the NIS, based on exchange rates published by the Bank of Israel, was as follows:

	Year Ended December 31,
	2019	2020	2021
Average rate for period	3.565	3.442	3.230
Rate at period-end	3.456	3.215	3.110

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

Management assessed our internal control over financial reporting as of December 31, 2021, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and our overall control environment.

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

Attestation Report of Registered Public Accounting Firm

Not applicable.

Changes in internal controls

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15f and 15d-15f under the Exchange Act) that occurred during the quarter ended December 31, 2021 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.       Other Information

On March 31, 2022, Einat Brill Almon, Ph.D., having reached retirement age, retired from her position as our Sr. Vice President & Chief Development Officer. Dr. Almon will continue her service to our company on a consultancy basis, taking a facilitating role in the continued progress of our clinical development program, as well as assisting in the identification of her replacement.

Item 9C.       Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.      Directors, Executive Officers and Corporate Governance

The information in our 2022 Proxy Statement regarding directors and executive officers appearing under the headings “Security Ownership of Certain Beneficial Owners and Management — Section 16(a) Beneficial Ownership Reporting Compliance” and “Election of Directors” is incorporated by reference in this section.

Item 11.       Executive Compensation

The information appearing in our 2022 Proxy Statement under the headings “Director Compensation,” “Compensation Discussion and Analysis,” “Report of the Compensation Committee,” and “Executive Compensation” is incorporated by reference in this section.

Item 12.       Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information appearing in our 2022 Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management” is incorporated by reference in this section.

Item 13.       Certain Relationships and Related Transactions, and Director Independence

The information appearing in our 2022 Proxy Statement under the headings “Election of Directors—Corporate Governance” and “—Certain Relationships and Related Transactions” is incorporated by reference in this section.

Item 14.        Principal Accountant Fees and Services

Our independent registered public accounting firm is Kesselman & Kesselman, Certified Public Accountants (Isr.), A member of PricewaterhouseCoopers International Limited, Tel Aviv, Israel, PCAOB ID. No. 1309.

The information appearing in our 2022 Proxy Statement under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm” is incorporated by reference in this section.

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

3. Exhibits.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Date	Filed Herewith
1.1	At the Market Offering Agreement, dated July 2, 2021, between the Company and H.C. Wainwright & Co., LLC	8-K	001-33357	1.1	July 2, 2021

3.1	Certificate of Incorporation of the Company	8-K	001-33357	3.1	April 1, 2016

3.2	Amendment to Certificate of Incorporation of the Company	Def 14A	001-33357	Appen. A	July 1, 2016

3.3	Second Amendment to Certificate of Incorporation of the Company	Def 14A	001-33357	Appen. A	October 17, 2018

3.4	Third Amendment to Certificate of Incorporation of the Company	8-K	001-33357	3.1	December 20, 2019

3.5	Bylaws of the Company	8-K	001-33357	3.2	October 17, 2018

4.1†	Form of Restricted Stock Agreement/Notice	8-K	001-33357	4.1	July 18, 2012

4.2	Description of Capital Stock	10-K	001-33357	4.7	March 12, 2020

4.3	Form of Warrant	8-K	001-33357	4.1	March 12, 2020

4.4†	Form of Stock Option Agreement (Executives)	10-Q	001-33357	4.8	August 10, 2020

4.5	Form of Stock Option Agreement (Standard)	10-Q	001-33357	4.9	August 10, 2020

4.6	Indenture, dated as of August 24, 2021, between Protalix BioTherapeutics, Inc., the guarantors party thereto, The Bank of New York Mellon Trust Company, N.A., as trustee and Wilmington Savings Fund Society, FSB, as collateral agent	8-K	001-33357	4.2	August 26, 2021

4.7	Form of Exchange Note (2024)	8-K	001-33357	4.3	August 26, 2021

10.1	Lease Agreement between Protalix Ltd. and Angel Science Park (99) Ltd., dated as of October 28, 2003 as amended on April 18, 2005	8-K	001-33357	10.9	January 8, 2007

10.2	Unprotected Lease Agreement	10-K	001-33357	10.21	March 17, 2008

10.3††	Amended and Restated Agreement between Protalix Ltd. and Comercio e Serviços Ltda. dated June 17, 2013	10-Q	001-33357	10.1	May 14, 2021

10.4††	Technology Transfer and Supply Agreement made as of June 18, 2013 by and between Protalix Ltd. and Fundação Oswaldo Cruz	10-Q	001-33357	10.2	May 14, 2021

10.5††	Binding Term Sheet between Protalix Ltd. and Chiesi Farmaceutici S.p.A.	10-Q	001-33357	10.3	May 14, 2021

10.5††	Amended and Restated Exclusive License and Supply Agreement by and between Pfizer Inc. and Protalix Ltd., dated October 12, 2015	10-Q/A	001-33357	10.1	December 11, 2015

10.6††	Exclusive License and Supply Agreement dated as of October 17, 2017, made by and between Protalix Ltd. and Chiesi Farmaceutici S.p.A.	10-K	001-33357	10.16	March 6, 2018

10.7††	Exclusive U.S. License and Supply Agreement dated as of July 23, 2018, made by and between Protalix Ltd. and Chiesi Farmaceutici S.p.A.	10-Q	001-33357	10.1	November 7, 2018

10.8†	Employment Agreement made effective as of May 20, 2019, by and between Protalix Ltd. and Mr. Dror Bashan	8-K	001-33357	10.1	May 21, 2019

10.9†	Employment Agreement made effective as of July 28, 2019, by and between Protalix Ltd. and Mr. Eyal Rubin	8-K	001-33357	10.1	July 29, 2019

10.10	Form of Securities Purchase Agreement	8-K	001-33357	10.1	March 12, 2020

10.11†	Amended and Restated Pro BioTherapeutics, Inc. 2006 Stock Incentive Plan	10-Q	001-33357	10.1	August 10, 2020

10.12†	Employment Agreement with Yael Hayon, Ph.D. dated June 7, 2020	8-K	001-33357	10.1	June 8, 2020

10.13†	Amended and Restated Employment Agreement with Einat Brill Almon, Ph.D., dated June 7, 2020	8-K	001-33357	10.1	June 8, 2020

10.14	Form of Exchange Agreement, dated as of August 12, 2021 among Protalix BioTherapeutics, Inc. and the holders named therein	8-K	001-33357	10.1	August 12, 2021

10.15	Amended and Restated U.S. Security Agreement dated of August 24, 2021 among Protalix BioTherapeutics, Inc., the guarantors party thereto, Wilmington Savings Fund Society, FSB, as collateral agent and The Bank of New York Mellon Trust Company, N.A., as Notes Trustee	8-K	001-33357	10.1	August 26, 2021

10.16	2021 Security Agreement/Debenture, made on August 24, 2021 between Protalix Ltd. and Altshuler Shaham Trusts Ltd., as security trustee	8-K	001-33357	10.2	August 26, 2021

21.1	Subsidiaries	10-K	001-33357	21.1	February 26, 2010

23.1	Consent of Kesselman & Kesselman, Certified Public Accountants (Isr.), A member of PricewaterhouseCoopers International Limited, independent registered public accounting firm for the Registrant					X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Certification of Chief Executive Officer	X

32.2	18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Certification of Chief Financial Officer	X

101.INS	XBRL INSTANCE DOCUMENT - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X

101.SCH	XBRL SHEMA FILE	X

101.CAL	XBRL CALCULATION FILE	X

101.DEF	XBRL DEFINITION FILE	X

101.LAB	XBRL LABEL FILE	X

101.PRE	XBRL PRESENTATION FILE	X

104	Cover Page Interactive Data File - formatted in Inline XBRL and included as Exhibit 101	X

†     Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

††   Portions of this exhibit were omitted and have been filed separately with the Secretary of the Securities and Exchange Commission pursuant to the Registrant’s application requesting confidential treatment under Rule 24b-2 of the Exchange Act.

Item 16.      Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of March 31, 2022.

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

Signature	Title	Date

/s/ Dror Bashan	President, Chief Executive Officer	March 31, 2022
Dror Bashan	(Principal Executive Officer) and Director

/s/ Eyal Rubin	Chief Financial Officer, Treasurer and	March 31, 2022
Eyal Rubin	Secretary (Principal Financial
and Accounting Officer)

/s/ Zeev Bronfeld	Chairman of the Board	March 31, 2022
Zeev Bronfeld

/s/ Amos Bar Shalev	Director	March 31, 2022
Amos Bar Shalev

/s/ Pol F. Boudes	Director	March 31, 2022
Pol F. Boudes, M.D.

/s/ David Granot	Director	March 31, 2022
David Granot

/s/ Gwen A. Melincoff	Director	March 31, 2022
Gwen A. Melincoff

PROTALIX BIOTHERAPEUTICS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Protalix Biotherapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Protalix BioTherapeutics, Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, changes in capital deficiency and cash flows for each of the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America.

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

Revenue Recognition - Estimated Costs to Complete License and Research and Development ("R&D") Services Performance Obligation

As discussed in Notes 2(b) and 8 to the consolidated financial statements, $21.6 million of the Company’s total revenues for the year ended December 31, 2021 was generated from license and R&D services. For the Company’s license and R&D services, control transfers over time; accordingly, management recognizes revenue based on the extent of progress in each period towards completion of the performance obligation. The selection of the measure of progress towards completion requires management judgment and is based on the nature of the products or services to be provided. As disclosed by management, the Company uses the cost-to-cost method to measure progress for its contracts because management believes that measure best depicts the transfer of control to the customer, which occurs as the Company incurs costs on the contracts.

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

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, evaluating and testing management’s process for determining the estimate of costs at completion, which included evaluating the reasonableness of significant assumptions, including the estimated expected labor costs used by management and considering the factors that can affect the accuracy of those estimates. Evaluating the reasonableness of significant assumptions used involved assessing management’s ability to reasonably estimate costs to complete the performance obligation by (i) performing a comparison of the originally estimated costs and actual costs incurred; (ii) evaluating the timely identification of circumstances that may warrant a modification to the estimated costs to complete, including actual costs in excess of estimates; and (iii) testing management’s process for evaluating the Company’s ability to properly execute the work plan and design phases consistent with customer expectations for completing the performance obligation.

/s/ Kesselman & Kesselman

Certified Public Accountants (Isr.)

A member of PricewaterhouseCoopers International Limited

Tel Aviv, Israel

March 31, 2022

We have served as the Company’s auditor since 2000.

PROTALIX BIOTHERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands)

	December 31,
	2020	2021
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$18,265	$38,985
Short-term bank deposits	20,280
Accounts receivable – Trade	2,000	3,442
Other assets	2,096	1,285
Inventories	13,082	17,954
Total current assets	$55,723	$61,666

NON-CURRENT ASSETS:
Funds in respect of employee rights upon retirement	$1,799	$2,077
Property and equipment, net	4,845	4,962
Operating lease right of use assets	5,567	4,960
Total assets	$67,934	$73,665

LIABILITIES NET OF CAPITAL DEFICIENCY

CURRENT LIABILITIES:
Accounts payable and accruals:
Trade	$7,221	$6,986
Other	13,926	16,433
Operating lease liabilities	1,420	1,207
Contracts liability	5,394	8,550
Convertible notes	54,427
Promissory note	4,086
Total current liabilities	$86,474	$33,176

LONG TERM LIABILITIES:
Convertible notes		$27,887
Contracts liability	$1,716	11,790
Liability for employee rights upon retirement	2,263	2,472
Operating lease liabilities	4,467	4,376
Other long term liabilities	51
Total long term liabilities	$8,497	$46,525
Total liabilities	$94,971	$79,701

COMMITMENTS

CAPITAL DEFICIENCY
Common Stock, $0.001 par value: Authorized - as of December 31, 2020 and 2021, 120,000,000 shares; issued and outstanding - as of December 31, 2020 and 2021, 34,765,280 and 45,556,647 shares, respectively	35	46
Additional paid-in capital	320,280	368,852
Accumulated deficit	(347,352)	(374,934)
Total capital deficiency	(27,037)	(6,036)
Total liabilities net of capital deficiency	$67,934	$73,665

The accompanying notes are an integral part of the consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(U.S. dollars in thousands, except share and per share amounts)

	Year Ended December 31,
	2019	2020	2021
REVENUES FROM SELLING GOODS	$15,866	$16,236	$16,749
REVENUES FROM LICENSE AND R&D SERVICES	38,827	46,662	21,601
TOTAL REVENUE	54,693	62,898	38,350
COST OF GOODS SOLD	(10,895)	(10,873)	(16,349)
RESEARCH AND DEVELOPMENT EXPENSES, NET	(44,616)	(38,167)	(29,734)
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(9,899)	(11,148)	(12,729)
OPERATING INCOME (LOSS)	(10,717)	2,710	(20,462)
FINANCIAL EXPENSES	(7,966)	(9,671)	(7,521)
FINANCIAL INCOME	407	438	401
FINANCIAL EXPENSES – NET	(7,559)	(9,233)	(7,120)
NET LOSS FOR THE YEAR	$(18,276)	$(6,523)	$(27,582)
LOSS PER SHARE OF COMMON STOCK – BASIC AND DILUTED	$(1.23)	$(0.22)	$(0.62)
WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK
USED IN COMPUTING LOSS PER SHARE – BASIC AND DILUTED	14,838,213	29,148,047	44,140,233

The accompanying notes are an integral part of the consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL DEFICIENCY

(U.S. dollars in thousands)

			Additional
	Common	Common	Paid–In	Accumulated
	Stock	Stock	Capital	Deficit	Total
	Number of
	Shares	Amount
Balance at January 1, 2019	14,838,213	$15	$269,657	$(322,553)	$(52,881)
Changes during 2019:
Share-based compensation related to stock options			835		835
Net loss				(18,276)	(18,276)
Balance at December 31, 2019	14,838,213	$15	$270,492	$(340,829)	$(70,322)
Changes during 2020:
Issuance of common stock and warrants, net	17,604,423	18	41,325		41,343
Issuance of common stock under the Sales Agreement, net	1,428,571	1	4,866		4,867
Share-based compensation related to stock options			2,264		2,264
Share-based compensation related to restricted stock award	694,073	1	861		862
Exercise of warrants	200,000	*	472		472
Net loss				(6,523)	(6,523)
Balance at December 31, 2020	34,765,280	$35	$320,280	$(347,352)	$(27,037)
Changes during 2021:
Issuance of common stock, net of issuance cost	8,749,999	9	37,616		37,625
Issuance of common stock under the Sales Agreement, net	1,867,552	2	8,573		8,575
Share-based compensation related to stock options			1,405		1,405
Share-based compensation related to restricted stock award			970		970
Exercise of warrants	173,816	*	—		—
Reacquisition of equity component of convertible notes			(12,019)		(12,019)
Equity component of convertible notes, net of transaction costs			12,027		12,027
Net loss				(27,582)	(27,582)
Balance at December 31, 2021	45,556,647	$46	$368,852	$(374,934)	$(6,036)

*	Represents an amount less than $1.

The accompanying notes are an integral part of the consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

	Year Ended December 31,
	2019		2020	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss		$(18,276)	$(6,523)	$(27,582)
Adjustments required to reconcile net loss to net cash used in operating activities:
Share-based compensation		835	3,126	2,375
Depreciation		1,617	1,302	1,118
Financial income, net (mainly exchange differences)		378	171	417
Changes in accrued liability for employee rights upon retirement		(10)	(494)	133
Gain on amounts funded in respect of employee rights upon retirement		(58)	(28)	(100)
Gain on sale of fixed assets				(51)
Loss on extinguishment of convertible notes				831
Amortization of debt issuance costs and debt discount		2,991	3,470	2,673
Changes in operating assets and liabilities:
Increase (decrease) in contracts liability (including non-current portion)		(9,580)	(26,205)	13,230
Decrease (increase) in accounts receivable and other assets		188	2,091	(1,032)
Changes in right of use assets		(110)	95	241
Decrease (increase) in inventories		414	(4,927)	(4,872)
Increase in accounts payable and accruals		2,735	2,274	2,385
Decrease in other long term liabilities		(482)	(458)	(51)
Net cash used in operating activities		$(19,358)	$(26,106)	$(10,285)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in bank deposits			$(20,000)	$(37,835)
Proceeds from sale of short-term deposits				57,835
Purchase of property and equipment		$(627)	(655)	(1,459)
Proceeds from sale of property and equipment				53
Decrease (increase) in restricted deposit		(259)	384	436
Amounts funded in respect of employee rights upon retirement, net		3	319	(109)
Net cash provided by (used in) investing activities		$(883)	$(19,952)	$18,921

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment for convertible notes redemption and transactions costs				$(30,036)
Payment for promissory note			$(215)	(4,086)
Proceeds from issuance of common stock and warrants, net			41,343	37,625
Proceeds from issuance of common stock under the Sales Agreement, net			4,867	8,575
Exercise of warrants			472
Net cash provided by financing activities	$		$46,467	$12,078
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS		$225	$64	$6
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS		(20,016)	473	20,720
BALANCE OF CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR		37,808	17,792	18,265
BALANCE OF CASH AND CASH EQUIVALENTS AT END OF YEAR		$17,792	$18,265	$38,985

The accompanying notes are an integral part of the consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(U.S. dollars in thousands)

	Year Ended December 31,
	2019	2020	2021
SUPPLEMENTARY INFORMATION ON INVESTING AND FINANCING ACTIVITIES NOT INVOLVING CASH FLOWS:
Purchase of property and equipment	$98	$317	$94
Right of use assets obtained in exchange for new operating lease liabilities	$388	$632	$309

SUPPLEMENTARY DISCLOSURE ON CASH FLOWS
Interest paid	$4,344	$4,344	$3,410
Interest received	$407	$438	$379

As to extinguishment of convertible notes see Note 10.

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

On August 25, 2021, the Company completed exchanges (the “Exchanges”) of the Company’s outstanding 7.50% Senior Secured Convertible Notes due 2021 (the “2021 Notes”) with institutional note holders of a substantial majority of the 2021 Notes. The Exchanges involved the exchange of an aggregate of $54.65 million principal amount of the Company’s outstanding 2021 Notes for an aggregate of $28.75 million principal amount of newly issued 7.50% Senior Secured Convertible Notes due 2024 (the “2024 Notes”), $25.90 million in cash, and approximately $1.1 million in cash representing accrued and unpaid interest through the closing date. The initial conversion rate for the 2024 Notes is 563.2216 shares of common stock, par value $0.001 per share (the “Common Stock”), for each $1,000 principal amount of 2024 Notes (equivalent to an initial conversion price of approximately $1.7755 per share of the Common Stock), subject to adjustment in certain circumstances. This initial conversion price represents a premium of approximately 32.5% relative to the closing price of the Common Stock on the NYSE American on August 13, 2021. See also note 10.

The most advanced investigational drug in the Company’s product pipeline is pegunigalsidase alfa, or PRX-102, a therapeutic protein candidate for the treatment of Fabry disease, a rare, genetic lysosomal disorder, which is the subject of a phase III clinical program. The PRX-102 phase III clinical program includes three separate studies which are referred to as the BALANCE study, the BRIDGE study and the BRIGHT study. The BRIDGE and BRIGHT studies have been completed, and the last patient from the BALANCE study received the final dose of the study in October 2021. In addition, the phase III clinical program includes two extension studies in which subjects that participated in our phase I/II clinical trials and our phase III clinical trials may enroll and continue to be treated with PRX-102. The studies are designed to evaluate the potential superiority of PRX-102 over current therapies in a head-to-head study and a switch-over study, evaluate the potential for improved efficacy and better quality of life for patients with Fabry disease and evaluate the safety of our drug/therapy.

On February 7, 2022, a Marketing Authorization Application (“MAA”) for PRX-102 was submitted to, and subsequently validated by, the European Medicines Agency (“EMA”). The submission was made after the October 8, 2021 meeting the Company held, together with Chiesi, with the Rapporteur and Co-Rapporteur of the EMA regarding PRX-102. At the meeting, Chiesi and the Company discussed the scope of the then anticipated MAA submission for the European Union, and the Rapporteur and Co-Rapporteur were generally supportive of the planned MAA submission for PRX-102.

On April 28, 2021, the Company, together with its development and commercialization partner for PRX-102, Chiesi Farmaceutici S.p.A. (“Chiesi”), announced that the receipt of a Complete Response Letter (CRL) from the U.S. Food and Drug Administration (the “FDA”) regarding the biologics license application (“BLA”) for PRX-102 for the treatment of adult patients with Fabry disease. The PRX-102 BLA was submitted to the FDA on May 27, 2020 under the FDA’s Accelerated Approval pathway, and

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

was subsequently accepted by the FDA and granted Priority Review designation. The CRL did not report any concerns relating to the potential safety or efficacy of PRX-102 in the submitted data package. In the CRL, the FDA noted that an inspection of the Company’s manufacturing facility in Carmiel, Israel, including the FDA’s subsequent assessment of any related FDA findings, is required before the FDA can approve a resubmitted BLA. Due to travel restrictions, the FDA was unable to conduct the required inspection during the review cycle. The FDA explained in the letter that it will continue to monitor the public health situation as well as travel restrictions, and is actively working to define an approach for scheduling outstanding inspections. With respect to the third-party facility in Europe at which fill and finish processes are performed for PRX-102, due to the novel coronavirus disease (“COVID-19”), the FDA reviewed records under Section 704(a)(4) of the Federal Food, Drug, and Cosmetic Act in lieu of a pre-licensing inspection. In the CRL, the FDA stated that it will communicate remaining issues to the facility in order to seek prompt resolution of any pending items. In addition to the foregoing, in the CRL, the FDA noted that Fabrazyme (agalsidase beta), a therapy used to treat Fabry patients, was recently converted to full approval and is now an “available therapy,” which must be addressed in the context of any potential resubmission of a BLA for PRX-102.

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

In addition to PRX-102, the Company’s product pipeline currently includes, among other candidates:

(1)	alidornase alfa, or PRX-110, a proprietary plant cell recombinant human Deoxyribonuclease 1, or DNase, which has successfully completed a phase II efficacy and safety study; the Company’s exclusive worldwide license agreement with SarcoMed USA Inc. with respect to PRX-110 for use in the treatment of any human respiratory disease or condition including, but not limited to, sarcoidosis, pulmonary fibrosis, and other related diseases via inhaled delivery expired during 2021; we are continuing to evaluate potential strategic marketing partnerships and collaboration programs with biotechnology and pharmaceutical companies for this product candidate for various respiratory indications;
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

On July 2, 2021, the Company entered into an At The Market Offering Agreement (the “Sales Agreement”) with H.C. Wainwright & Co., LLC, as the Company’s sales agent (the “Agent”). Pursuant to the terms of the Sales Agreement, the Company may sell from time to time through the Agent shares of its Common Stock having an aggregate offering price of up to $20.0 million (the “ATM Shares”). Upon execution of the Sales Agreement, the Company terminated the ATM Equity OfferingSM Sales Agreement (the “BofA Agreement”) it had entered into on October 1, 2020 with BofA Securities, Inc. (“BofA Securities”). During

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the term of the sales agreement with BofA Securities, the Company sold a total of 3,296,123 shares of Common Stock for total gross proceeds of approximately $13.8 million.

On February 17, 2021, the Company closed a public offering of its Common Stock, raising gross proceeds of approximately $40.2 million at a price equal to $4.60 per share, before deducting the underwriting discount and estimated expenses of the offering. BofA Securities acted as book-running manager for the offering with Oppenheimer & Co. acting as co-manager.

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

On May 13, 2021, the Company signed a binding term sheet with Chiesi pursuant to which the Company and Chiesi amended the Chiesi Agreements in order to provide the Company with near-term capital. Chiesi agreed to make a $10.0 million payment to the Company before the end of the second quarter of 2021 in exchange for a $25.0 million reduction in a longer term regulatory milestone payment provided in the Chiesi EX-US Agreement. All other regulatory and commercial milestone payments remain unchanged. The Company received the payment in June 2021. The Company also agreed to negotiate certain manufacturing related matters.

Since its approval by the FDA, taliglucerase alfa has been marketed by Pfizer Inc. (“Pfizer”) in accordance with the exclusive license and supply agreement entered into between Protalix Ltd. and Pfizer, which is

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

COVID-19, which was declared by the World Health Organization to be a global pandemic on March 11, 2020, has had numerous adverse effects on the global economy. To date, the Company's clinical trials have not been adversely affected by COVID-19, although certain practices the Company has adopted in its offices and facilities in an effort to promote social distancing have resulted in minor delays in the performance of administrative activities outside of the clinical programs. The Company continues to face uncertainty as to the degree and duration of that impact going forward. The Company does not know the length of time that the pandemic and related disruptions will continue, the impact of governmental regulations or easement of regulations in response to the strengthening or weakening of the pandemic, or the degree of overall potentially permanent changes in consumer behavior that may be caused by the pandemic.

The Company believes that its cash and cash equivalents as of December 31, 2021 are sufficient to satisfy the Company’s capital needs for at least 12 months from the date that these financial statements are issued.

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

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

i.    Impairment in value of long-lived assets

The Company tests long-lived assets for impairment if an indication of impairment exists. If the sum of expected future cash flows of definite life assets (undiscounted and without interest charges) is less than the carrying amount of such assets, the Company recognizes an impairment loss, and writes down the assets to their estimated fair values.

j.    Income taxes

1.    Deferred income taxes

Deferred taxes are determined utilizing the assets and liabilities method based on the estimated future tax effects of the differences between the financial accounting and tax bases of assets and liabilities under the applicable tax laws. Deferred tax balances are computed using the tax rates expected to be in effect when those differences reverse. A valuation allowance in respect of deferred tax assets is provided if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company has provided a full valuation allowance with respect to its deferred tax assets. The Company used statutory tax rates of 21% and 23%. See also Note 12.

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

l.    Research and development costs

Research and development costs are expensed as incurred and consist primarily of personnel, subcontractors and consultants (mainly in connection with clinical trials), facilities, equipment and supplies for research and development activities. Grants received by the Israeli Subsidiary from the National Authority for Technological Innovation (“NATI”) are recognized when the grant becomes receivable, provided there is reasonable assurance that the Company or the Subsidiaries will comply with the conditions attached to the grant and there is reasonable assurance the grant will be received. The grant is deducted from the research and development expenses as the applicable costs are incurred. In connection with purchases of assets, amounts assigned to intangible assets to be used in a particular research and development project that have no alternative future use are charged to research and development costs at the purchase date. Costs incurred for performing research and development services are included in research and development expenses.

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

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

believe it is exposed to any significant credit risk on these instruments. The Company’s trade receivables represent amounts to be received from its customers. The Company does not require its customers to post collateral with respect to receivables.

As of December 31, 2021, the accounts receivables balance was composed of $2.2 million from Fiocruz and $1.2 million from Chiesi.

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

o.    Net loss per share

Basic and diluted loss per share (“LPS”) are computed by dividing net loss by the weighted average number of shares of the Company’s Common Stock outstanding for each period. The calculation of diluted LPS does not include approximately 7,838,120, 22,850,682 and 28,502,017 shares of Common Stock underlying outstanding options, warrants and convertible notes for the fiscal years ended December 31, 2019, 2020 and 2021, respectively, because the effect would be anti-dilutive.

p.    Convertible notes

The outstanding convertible notes are accounted for using the guidance set forth in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 815 requiring that the Company determine whether the embedded conversion option must be separated and accounted for separately. ASC 470-20 regarding debt with conversion and other options requires the issuer of a convertible debt instrument that may be settled in cash upon conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The 2021 Notes were accounted for partially as liability and equity components of the instrument and partially as a debt host contract with an embedded derivative resulting from the conversion feature. During the year ended December 31, 2017, the embedded derivative was reclassified to additional paid in capital. The 2024 Notes were accounted for as a liability (debt) and equity component (conversion option) as the convertible notes may be settled wholly or partly in cash, at the option of the Company, when converted.

Issuance costs regarding the issuance of the 2021 Notes, as well as the debt discount and debt issuance costs from the issuance of the 2024 Notes, were deferred and amortized over the applicable convertible notes period using the effective interest rate.

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2021, a total of $28.75 million aggregate principal amount of the 2024 Notes were outstanding. In addition, as of December 31, 2021, none of the 2021 Notes were outstanding.

q.    Leases

The Company adopted ASC 842 on January 1, 2019, using a modified retrospective transition approach, with certain practical expedients, and as a result did not adjust prior periods.

Leases are classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the statement of operations. The Company determines if an arrangement is a lease at inception. Lease classification is governed by five criteria in ASC 842-10-25-2. If any of these five criteria is met, the Company classifies the lease as a finance lease. Otherwise, the Company classifies the lease as an operating lease. The Company does not have any finance leases.

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

The lease standard also provides practical expedients for an entity’s ongoing accounting. The Company elected the short-term lease recognition exemption for all leases with a term shorter than 12 months. This means, for those leases, the Company does not recognize ROU assets or lease liabilities, including not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition.

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

Additionally, following the adoption of ASC 842 and in subsequent measurements, the Company applies the portfolio approach to account for the operating lease ROU assets and liabilities for certain car leases and incremental borrowing rates.

r.    Recently issued accounting pronouncements, not yet adopted

In August 2020, the FASB issued ASU 2020-06 “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815 – 40).” This guidance simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The amendments to this guidance are effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” In addition, in January 2021, the FASB issued ASU 2021-01, “Reference Rate Reform (Topic 848) - Scope.” The amendments in these ASUs apply to all entities that have contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. Together, these ASUs provide optional expedients and exceptions for applying generally accepted accounting principles (GAAP) to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. These ASUs were effective upon issuance and may be applied prospectively to contract modifications and hedging relationships entered into or evaluated through December 31, 2022. The adoption of this standard is not expected to have material impact on the Company's consolidated financial statements.

NOTE 2 - COMMERCIALIZATION AGREEMENTS

a.    On November 30, 2009, Protalix Ltd. and Pfizer entered into the Pfizer Agreement (as amended in June 2013) pursuant to which Pfizer was granted an exclusive, worldwide license to develop and commercialize taliglucerase alfa, except for Israel and Brazil. Under the Pfizer Agreement Protalix was entitled to 40% of the results (profits or losses) earned on Pfizer’s sales of taliglucerase alfa.

In October 2015, the Company entered into the Amended Pfizer Agreement with Pfizer. Pursuant to the amendment, the Company granted Pfizer an exclusive license in the entire world, including Israel but excluding Brazil. Pfizer acquired all the information, knowledge and permission to manufacture and sell Elelyso.

Protalix Ltd. also agreed to provide Pfizer with:

1.	Manufacturing and supply of the drug substance for its incorporation into the licensed product in consideration of an agreed price per unit.
2.	Assistance in arranging for the manufacture of the drug substance by Pfizer or by alternative supplier chosen by Pfizer in consideration of an agreed hourly rate plus reimbursement of expenses.

Promissory note – as of the date of the amendment, the Company owed Pfizer $4.3 million as a result of the accumulated losses incurred by the Collaboration Operation. Following the new agreements, the Company committed to pay Pfizer the principal sum of the debt at the earlier of (a) November 12, 2020 and (b) the date upon which it becomes due pursuant to any event of default, as defined. In September 2020, the Company amended the outstanding $4.3 million promissory note payable to Pfizer by November 2020 to extend the maturity date to the earlier of (a) January 31, 2022 and (b) the date that the Company receives any milestone payment from Chiesi, if at all, subject to certain conditions and exceptions. The amendment also provides that the Company shall make a payment of $430,000 to Pfizer. The payment was creditable against the principal amount of the note, in whole or in part, if the Company satisfied the note in full on or prior to September 30, 2021, depending on the date the note is satisfied. As of December 31, 2020, the promissory note was classified to current liabilities. On March 29, 2021, the Company paid approximately $4.0 million to Pfizer satisfying the promissory note in full.

b.    In October 2017, Protalix Ltd. entered into the Chiesi Ex-U.S. Agreement with respect to the commercialization of pegunigalsidase alfa (hereafter – the drug) for the treatment of Fabry disease.

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The consideration consists of the following:

1.	Upfront, non-refundable payment of $25.0 million.
2.	Additional payments of up to $25.0 million in development costs, capped at $10.0 million per year.
3.	Payments for additional studies, as may be approved from time to time by Chiesi.
4.	Milestone payments of up to $320.0 million with respect to certain regulatory and commercial events as defined in the Chiesi Agreement.
5.	Additional payments as consideration for the supply of the drug. The payment will vary from 15% to 35% of Chiesi’s average selling price of the drug, depending on the amount of annual sales.
6.	Protalix Ltd. will be the sole manufacturer of the drug.

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

The consideration consists of the following:

1.	Upfront, non-refundable payment of $25.0 million.
2.	Additional payments of up to $20.0 million in development costs, capped at $7.5 million per year.
3.	Payments for additional studies, as may be approved from time to time by Chiesi.
4.	Milestone payments of up to $760.0 million with respect to certain regulatory and commercial events as defined in the Chiesi Agreement, which has been reduced to $735.0 million.
5.	Additional payments as consideration for the supply of the drug. The payment will vary from 15% to 40% of Chiesi’s average selling price of the drug, depending on the amount of annual sales.
6.	Protalix will be the sole manufacturer of the drug.

Chiesi does not have sublicensing rights.

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2021, the Company has received, or is entitled to receive, the following payments from Chiesi:

1.	Upfront payments equal to $50.0 million, in the aggregate.
2.	Payments equal to $45.0 million in consideration for development services performed.
3.	Payments equal to approximately $33.6 million in connection with the performance of extension studies.
4.	Payment equal to $10.0 million in lieu of certain milestone payments.

During 2019, 2020 and 2021, the Company recognized revenues of approximately $4.5 million, $3.5 million and $0.6 million, respectively, related to the then $10.0 million future milestone payment. The Company assessed the likelihood of achieving the milestone using the most likely amount method and evaluated for the constraint by including in the transaction price variable consideration to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. The $10.0 million payment was received in June 2021.

c.    On June 18, 2013, Protalix Ltd. entered into the Brazil Agreement with Fiocruz for BioManguinhos. Fiocruz’s purchases of BioManguinhos alfataliglicerase to date have been significantly below certain agreed upon purchase milestones and, accordingly, the Company has the right to terminate the Brazil Agreement. Notwithstanding, the Company is, at this time, continuing to supply BioManguinhos alfataliglicerase to Fiocruz under the Brazil Agreement, and patients continue to be treated with BioManguinhos alfataliglicerase in Brazil. Approximately 25% of adult Gaucher patients in Brazil are currently treated with BioManguinhos alfataliglicerase. The Company is discussing with Fiocruz potential actions that Fiocruz may take to comply with its purchase obligations and, based on such discussions, the Company will determine what it believes to be the course of action that is in the best interest of the Company.

d.    On March 16, 2020, the Company agreed to conduct a feasibility study with Kirin Holdings Company, Limited (“Kirin”) to evaluate the production of a novel complex protein utilizing ProCellEx®, the Company’s proprietary plant cell-based protein expression system. Under the agreement, Kirin was obligated to bear the costs of conducting cell line engineering and protein expression studies on the target protein. In addition, the contract provided Kirin with an option to a future service for which the Company received a non-refundable payment in the amount of $1.0 million. During the year ended December 31, 2021, the Company completed its obligations under the agreement and the agreement expired, including the option to provide additional services. Following the expiration of the option, the Company recognized as revenue the $1.0 million received in March 2020.

NOTE 3 - PROPERTY AND EQUIPMENT

a.    Composition of property and equipment grouped by major classifications is as follows:

	December 31,
(U.S. dollars in thousands)	2020	2021
Laboratory equipment	$17,422	$18,237
Furniture and computer equipment	2,687	2,718
Leasehold improvements	16,659	16,759
	$36,768	$37,714
Less – accumulated depreciation and amortization	(31,923)	(32,752)
	$4,845	$4,962

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

b.    Depreciation in respect of property and equipment totaled approximately $1.6 million, $1.3 million and $1.1 million for the years ended December 31, 2019, 2020 and 2021, respectively.

NOTE 4 - INVENTORIES

a.	Inventories at December 31, 2020 and 2021 consisted of the following:

	December 31,
(U.S. dollars in thousands)	2020	2021
Raw materials	$3,347	$3,166
Work in progress	2,887	3,262
Finished goods	6,848	11,526
Total inventory	$13,082	$17,954

b.    During the years ended December 31, 2019, 2020 and 2021, the Company recorded approximately $0.5 million, $0.3 million and $0.4 million, respectively, for write-down of inventory under cost of goods sold.

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

The liability is funded in part from the purchase of insurance policies or by the establishment of pension funds with dedicated deposits in the funds. The amounts used to fund these liabilities are included in the Company’s balance sheets under “Funds in respect of employee rights upon retirement.” These policies are the Company’s assets. However, under labor agreements and subject to certain limitations, any policy may be transferred to the ownership of the individual employee for whose benefit the funds were deposited. In the years ended December 31, 2019, 2020 and 2021, the Company deposited approximately $143,000, $121,000 and $108,000, respectively, with insurance companies in connection with its severance payment obligations.

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

The amounts of severance pay expenses were approximately $784,000, $885,000 and $990,000 for each of the years ended December 31, 2019, 2020 and 2021, respectively, of which approximately $642,000, $747,000 and $857,000 in the years ended December 31, 2019, 2020 and 2021, respectively, were in respect of the Contribution Plans. Gain on amounts funded in respect of employee rights upon retirement totaled approximately $58,000, $28,000 and $100,000 for the years ended December 31, 2019, 2020 and 2021, respectively.

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company expects to contribute approximately $984,000 in the year ending December 31, 2022 to insurance companies in connection with its severance liabilities for its operations for that year, approximately $868,000 of which will be contributed to one or more Contribution Plans.

During the five-year period following December 31, 2021, the Company expects to pay future benefits to four employees upon each such employee’s normal retirement age. The Company anticipates that the benefits payable will be approximately $72,000.

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

Royalty expenses to NATI or the IIA are included in the statement of operations as a component of the cost of revenues and were approximately $1.4 million, $911,000 and $1.2 million during the years ended December 31, 2019, 2020 and 2021, respectively.

At December 31, 2020 and 2021, the maximum total royalty amount payable by the Company under these funding arrangements is approximately $39.8 million and $38.6 million, respectively (without interest, assuming 100% of the funds are payable).

b.    Subcontracting Agreements

The Company has entered into sub-contracting agreements with several clinical providers and consultants in Israel, the United States and certain other countries in connection with its primary product development process. As of December 31, 2021, total commitments under said agreements were approximately $0.9 million.

NOTE 7 - OPERATING LEASES

The Company is a party to several lease agreements for its facilities, the latest of which has been extended until 2026. The Company has the option to extend certain of such agreements on one additional occasion for an additional five-year period. During the extended lease period, the aggregate monthly rental payments will increase by 7.5%-10% for the option. The Company expects to exercise the final option in future periods. As of December 31, 2021, the Company provided bank guarantees of approximately $496,000, in the aggregate, to secure the fulfillment of its obligations under the lease agreements.

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company entered into several three-year leases for vehicles which are regularly amended as new vehicles are leased.

The following table sets forth data regarding the Company’s operating leases for the years ended December 31, 2019, 2020 and 2021:

	Year ended December 31,
(U.S. dollars in thousands)	2019	2020	2021
Operating lease costs	$1,219	$1,382	$1,632
Cash paid for amounts included in the measurement of lease liabilities	1,329	1,289	1,391
Weighted average remaining lease term (in years)	10.5	9.5	8.9
Weighted average discount rate	12.7%	12.7%	12.8%

The following table sets forth a maturity analysis of the Company’s operating lease liabilities as of December 31, 2021:

(U.S. dollars in thousands)	December 31, 2021
2022	$1,207
2023	$1,025
2024	$872
2025	$853
2026	$848
2027 and thereafter	$4,528
Total undiscounted cash flows	$9,333
Less: imputed interest	$3,750
Present value of operating lease liabilities	$5,583

NOTE 8 - REVENUE

The following table summarizes the Company’s disaggregation of revenues:

	Year Ended December 31,
(U.S. dollars in thousands)	2019	2020	2021
Pfizer	$6,722	$8,105	$10,160
Brazil	$9,144	$8,000	$6,400
Chiesi	-	$131	$189
Total revenues from selling goods	$15,866	$16,236	$16,749
Revenues from license and R&D services	$38,827	$46,662	$21,601

During the year ended December 31, 2021, and following the CRL received from the FDA and other understandings with Chiesi, the Company changed its estimate for total costs expected to be incurred until satisfying the performance obligation under the Chiesi Agreements. This resulted in reduced revenues recognized in respect of this performance obligation in 2021.

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of December 31, 2021, 1,786,256 shares of Common Stock remain available for grant under the Plan.

For purposes of determining the fair value of the options and restricted stock unit granted to employees and non-employees, the Company’s management uses the fair value of the Common Stock.

During the three years ended December 31, 2021, the Company granted options and shares of restricted stock to certain employees and non-employees as follows:

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Options and restricted stock units granted to employees:

a)    Below is a table summarizing all of the options and restricted stock grants to employees during the three years ended December 31, 2021:

	No. of options or			Fair value
	restricted stock	Exercise	Vesting	at grant (U.S. dollars	Expiration
Year of grant	granted	price	period	in thousands)	period
2019	160,000	$4.69	4 years	$449	10 years
2019	80,000	$2.00	4 years	$97	10 years
2020	196,995	$3.59	4 years	$482	10 years
2020	760,311	$3.66	4 years	$1,893	10 years
2020	129,771	$3.73	4 years	$329	10 years
2020	694,073	$ n/a	4 years	$2,492	10 years
2020	122,656	$3.59	4 years	$299	10 years
2021	50,000	$1.57	4 years	$55	10 years

Set forth below are grants made by the Company to employees (including related parties) during the three-year period ended December 31, 2021 (a portion of such grants appear in the table above):

In June 2019, the Company granted to its Chief Executive Officer 10-year options to purchase, in the aggregate, 160,000 shares of Common Stock under the Plan. The options have an exercise price equal to $4.69 per share, vest over a four-year period in 16 equal quarterly increments. Vesting of the options is subject to acceleration in full upon a Corporate Transaction or a Change in Control, as those terms are defined in the Plan, and are subject to certain other terms and conditions. The Company estimated the fair value of the options on the date of grant using the Black-Scholes option-pricing model to be approximately $449,000 based on the following weighted average assumptions: share price equal to $4.69; dividend yield of 0%; expected volatility of 65.3%; risk-free interest rates of 1.8%; and expected life of six years.

In September 2019, the Company granted to its Chief Financial Officer 10-year options to purchase, in the aggregate, 80,000 shares of Common Stock under the Plan. The options have an exercise price equal to $2.00 per share and vest over a four-year period in 16 equal quarterly increments. Vesting of the options is subject to acceleration in full upon a Corporate Transaction or a Change in Control, and are subject to certain other terms and conditions. The Company estimated the fair value of the options on the date of grant using the Black-Scholes option pricing model to be approximately $97,000 based on the following weighted average assumptions: share price equal to $2.00; dividend yield of 0%; expected volatility of 66.48%; risk-free interest rates of 1.695%; and expected life of six years. In addition, contingent upon certain conditions, the chief financial officer is entitled to a grant of restricted stock units with an aggregate value of $100,000, on an annual basis.

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

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

III.

10-year options to purchase 122,656 shares of Common Stock to the Company’s Sr. Vice President, Operations under the Plan. The options have an exercise price equal to $3.59 per share and vest over a four-year period in 16 equal quarterly increments. Vesting of the options granted to the Sr. Vice President, Operations are subject to automatic acceleration in full upon a Corporate Transaction or a Change in Control, and are subject to certain other terms and conditions. The Company’s President and Chief Executive Officer may, in his discretion, grant options to the Company’s Sr. Vice President, Operations to purchase additional shares if the Company effects certain transactions in which it issues additional shares of Common Stock. The Company estimated the fair value of the options on the date of grant using the Black-Scholes option-pricing model to be approximately $300,000 based on the following weighted average assumptions: share price equal to $3.59; dividend yield of 0%; expected volatility of 80.51%; risk-free interest rate of 0.365%; and expected life of six years.

On July 5, 2020, the Company granted 10-year options to purchase 129,771 shares of Common Stock to the Company’s Vice President, Research and Development under the Plan. The options have an exercise price equal to $3.73 per share and vest over a four-year period in 16 equal quarterly increments. Vesting of the options granted to the Vice President, Research and Development is subject to automatic acceleration in full upon a Corporate Transaction or a Change in Control, as those terms are defined in the Plan, and are subject to certain other terms and conditions. The Company estimated the fair value of the options on the date of grant using the Black-Scholes option-pricing model to be approximately $329,000 based on the following weighted average assumptions: share price equal to $3.73; dividend yield of 0%; expected volatility of 80.60%; risk-free interest rate of 0.395%; and expected life of six years.

On June 7, 2020, the Company granted the following:

I.

10-year options to purchase 196,995 shares of Common Stock to the Company’s Sr. Vice President and Chief Development Officer under the Plan. The options have an exercise price equal to $3.59 per share and vest over a four-year period in 16 equal quarterly increments. Vesting of the options granted to the Sr. Vice President and Chief Development Officer are subject to automatic acceleration in full upon a Corporate Transaction or a Change in Control, as those terms are defined in the Plan, and are subject to certain other terms and conditions. The Company’s President and Chief Executive Officer may, in his discretion, grant options to the Company’s Sr. Vice President and Chief Development Officer to purchase additional shares if the Company effects certain transactions in which it issues additional shares of Common Stock. The Company estimated the fair value of the options on the date of grant using the Black-Scholes option-pricing model to be approximately $500,000 based on the following weighted average assumptions: share price equal to $3.59; dividend yield of 0%; expected volatility of 80.43%; risk-free interest rate of 0.59%; and expected life of six years.

II.

10-year options to purchase 760,311 shares of Common Stock, in the aggregate, to certain of the Company’s employees under the Plan. The options granted have an exercise price equal to $3.66 per share and vest over a four-year period in 16 equal quarterly increments. The Company estimated the fair value of the options on the date of grant using the Black-Scholes

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

option-pricing model to be approximately $1.9 million based on the following weighted average assumptions: share price equal to $3.66; dividend yield of 0%; expected volatility of 80.49%; risk-free interest rate of 0.45%; and expected life of six years.

On July 25, 2021, the Company granted to a new employee, with the approval of the Company’s compensation committee, 10-year options to purchase 50,000 shares of Common Stock under the Plan. The options have an exercise price equal to $1.57 per share and vest over a four-year period in 16 equal quarterly increments. The Company estimated the fair value of the options on the date of grant using the Black-Scholes option-pricing model to be approximately $55,000 based on the following weighted average assumptions: share price equal to $1.57; dividend yield of 0%; expected volatility of 84.30%; risk-free interest rate of 0.88%; and expected life of six years.

b)    The total unrecognized compensation cost of employee stock options at December 31, 2021 is approximately $1.7 million. The unrecognized compensation cost of employee stock options is expected to be recognized over a weighted average period of 0.9 years.

During the three years ended December 31, 2021, there were no exercises of stock options, and the Company did not realize any tax benefit in connection with any exercises.

2.    Options granted to directors:

On February 3, 2020, the Company granted 10-year options to purchase 240,000 shares of Common Stock to the Chairman of the Company’s Board of Directors under the Plan. The options have an exercise price equal to $3.70 per share and vest over a four-year period in 16 equal quarterly increments. Vesting of the options granted to the Chairman of the Board is subject to automatic acceleration in full upon a Corporate Transaction or a Change in Control, as those terms are defined in the Plan, and are subject to certain other terms and conditions. The Company estimated the fair value of the options on the date of grant using the Black-Scholes option-pricing model to be approximately $593,000 based on the following weighted average assumptions: share price equal to $3.70; dividend yield of 0%; expected volatility of 76.91%; risk-free interest rate of 1.4%; and expected life of six years.

On January 20, 2020, the Company granted 10-year options to purchase a total of 200,000 shares of Common Stock to five of the Company’s independent directors under the Plan. The options have an exercise price equal to $3.55 per share and vest over a four-year period in 16 equal quarterly increments. Vesting of the options granted to the directors is subject to automatic acceleration in full upon a Corporate Transaction or a Change in Control, as those terms are defined in the Plan, and are subject to certain other terms and conditions. The Company estimated the fair value of the options on the date of grant using the Black-Scholes option-pricing model to be approximately $475,000 based on the following weighted average assumptions: share price equal to $3.55; dividend yield of 0%; expected volatility of 76.62%; risk-free interest rate of 1.685%; and expected life of six years.

3.    A summary of share option plans, and related information, under all of the Company’s equity incentive plans for the year ended December 31, 2021, and the effect of share-based compensation on the statement of operations for the years ended December 31, 2019, 2020 and 2021, is as follows:

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

a)    Options granted to employees:

	Year ended December 31, 2021
		Weighted
	Number	average
	of	exercise
	options	price
Outstanding at beginning of year	2,087,275	$5.66
Changes during the year:
Granted	50,000	1.57
Forfeited and expired	318,255	11.00
Outstanding at end of year	1,819,020	$4.61
Exercisable at end of year	961,940	$5.47

b)	Restricted stock granted to employees:

Year Ended December 31, 2021
Number of Restricted Stock
Outstanding at beginning of year	624,580
Changes during the year:
Vested	166,553
Non vested at end of year	458,027

c)    Options granted to consultants, directors, and other service providers:

	Year ended December 31, 2021
		Weighted
	Number	average
	of	exercise
	options	price
Outstanding at beginning of year	464,375	$3.74
Changes during the year:
Expired	24,375	5.60
Outstanding at end of year	440,000	3.63
Exercisable at end of year	192,500	$3.63

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

d)	The following tables summarize information concerning outstanding and exercisable options as of December 31, 2021:

	December 31, 2021
	Options outstanding		Options exercisable
	Number of	Weighted		Weighted
	options	average		average
	outstanding	remaining	Number of	remaining
Exercise	at end of	contractual	options	contractual
prices	year	life	exercisable*	life
$1.57	50,000	9.57	3,125	9.57
$2.00	80,000	7.73	45,000	7.73
$3.55	200,000	8.06	87,500	8.06
$3.59	319,651	8.51	112,203	8.50
$3.66	641,718	7.71	280,835	6.74
$3.70	240,000	8.10	105,000	8.10
$3.73	129,771	8.52	40,553	8.52
$4.69	160,000	7.50	100,000	7.50
$5.10	215,030	5.69	181,749	5.50
$5.60	130,000	6.71	105,625	6.71
$17.20	92,850	2.93	92,850	2.93
	2,259,020		1,154,440

* As of December 31, 2021, all outstanding, exercisable options had exercise prices that exceed the fair market value of the Common Stock as of such date.

e)    The following table illustrates the effect of share-based compensation on the statement of operations:

	Year ended December 31,
(U.S. dollars in thousands)	2019	2020	2021
Cost of goods sold			$269
Research and development expenses	$513	$1,036	648
Selling, general and administrative expenses	322	2,090	1,458
	$835	$3,126	$2,375

d.    Private and 144A Offerings

On March 18, 2020, the Company completed a private placement to certain existing and new institutional and other accredited investors (the “Purchasers”) in reliance on the exemption from registration set forth in Section 4(2) of the Securities Act. The Company sold approximately 17.6 million unregistered shares of Common Stock to the Purchasers at a price per share of $2.485. The Company generated gross proceeds equal to approximately $43.7 million in the Private Placement. Each share of Common Stock issued was accompanied by a warrant to purchase one share of Common Stock at an exercise price equal to $2.36. During the year ended December 31, 2020, the Company issued 200,000 shares of Common Stock in connection with the cash exercise of a warrant issued in the transaction and generated proceeds equal to $472,000 from such exercises.

On June 7, 2021, the Company issued 173,816 shares of Common Stock in connection with the cashless exercise of a warrant to purchase 2,816,901 shares of Common Stock issued in the transaction. The Company did not generate any proceeds from the cashless exercise.

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

e.    At-the-Market (ATM) Offering

On July 2, 2021, the Company entered into the Sales Agreement with the Agent. Pursuant to the terms of the Sales Agreement, the Company may sell from time to time through the Agent ATM Shares having an aggregate offering price of up to $20.0 million.

The Company has no obligation to sell any of the Shares, and may at any time suspend sales under the Sales Agreement or terminate the Sales Agreement in accordance with its terms. The Agent is entitled to a commission of up to 3.0% of the aggregate gross proceeds from the ATM Shares sold. As of December 31, 2021, the Company sold no ATM Shares under the Sales Agreement.

During the year ended December 31, 2021, but prior to the termination of the BofA Agreement, the Company sold 1,867,552 shares of Common Stock under the BofA Agreement. The Company generated gross proceeds equal to approximately $8.8 million in connection with such sales.

f.    Public Offering

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

NOTE 10  - CONVERTIBLE NOTES

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

a.    7.5% Convertible Notes Due 2021 (“2021 Notes”)

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

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In connection with the completion of the exchange and the private placement, the Company entered into the Indenture, dated as of December 7, 2016, with the guarantors party thereto, The Bank of New York Mellon Trust Company, N.A., as trustee and Wilmington Savings Fund Society, FSB, as collateral agent (the “2016 Indenture”). The 2021 Notes accrued interest at a rate of 7.50% per year. A portion of the interest payable was allowed to be made in shares of Common Stock at the Company’s election.

On July 24, 2017, the Company entered into another note purchase agreement with certain institutional investors relating to the private issuance and sale by the Company of $10.0 million in aggregate principal amount of its 2021 Notes. The 2021 Notes were issued pursuant to the 2016 Indenture. The net proceeds from this purchase agreement were $9.5 million, after deducting the Company’s offering expenses.

On November 15, 2021, all the then outstanding 2021 Notes matured and were paid in full, and the 2016 Indenture expired.

The following table sets forth total interest expense recognized related to the 2021 Notes:

	Year Ended December 31,
(U.S. Dollars in thousands)	2019	2020	2021
Contractual interest expense	$4,344	$4,344	$2,855
Debt discount amortization	2,991	3,470	2,575
Loss from extinguishment			831
Other expenses		1,300
Total	$7,335	$9,114	$6,261

b.    7.5% Convertible Notes Due 2024 (“2024 Notes”)

The 2024 Notes were issued pursuant to an indenture entered into between the Company, the guarantors party thereto, The Bank of New York Mellon Trust Company, N.A., as trustee and Wilmington Savings Fund Society, FSB, as collateral agent (the “2021 Indenture”). Interest on the Notes will be paid semi-annually at a rate of 7.50% per annum. The Notes will mature three years after the issuance thereof, unless earlier purchased, converted, exchanged or redeemed and are guaranteed by the Company’s subsidiaries. The 2024 Notes are secured by perfected liens on all of the assets of the Company and its subsidiaries.

For accounting purposes, as the terms of the 2021 Notes and the 2024 Notes are substantially different, the Exchanges were considered an extinguishment of debt. The Company allocated the fair value of the consideration transferred to the participating note holders between the 2021 Notes and their equity component based on the fair value of the liability component before the extinguishment, and the remainder was allocated to the equity component. As a result, the Company recognized a loss from extinguishment in the statement of operations equal to $0.8 million due to derecognition of the liability component and a reduction of stockholders’ equity of $12.2 million.

The Company accounted for the 2024 Notes as a liability (debt) and equity component (conversion option) as the convertible notes may be settled wholly or partly in cash, at the option of the Company, when converted. The equity component with respect to the cash conversion feature net of transaction costs of approximately $12.0 million was recognized in the Company’s additional paid in capital.

Transaction costs in the amount of approximately $869,000 were allocated to the liability and equity component. The debt discount and debt issuance costs regarding the issuance of the 2024 Notes are deferred and amortized over the convertible notes period using the effective interest rate.

Holders may convert their 2024 Notes at any time. The initial conversion rate for the 2024 Notes is 563.2216 shares of Common Stock for each $1,000 principal amount of 2024 Notes (equivalent to an initial

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

conversion price of approximately $1.7755 per share of the Common Stock). Upon conversion, the Company may settle the 2024 Notes by paying or delivering, as the case may be, cash, shares of Common Stock or a combination thereof, at the Company’s election.

To date, there has been no conversion of 2024 Notes. As of December 31, 2021, a total of $28.75 million aggregate principal amount of the 2024 Notes were outstanding.

Prior to the maturity date, the Company may redeem in cash:

a)any or all of the 2024 Notes if, on or after March 31, 2023, the last reported sale price of the Common Stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days exceeds 130% of the conversion price on each applicable trading day, or

b)all of the 2024 Notes then outstanding if the aggregate principal amount of the 2024 Notes then outstanding is less than 15% of the aggregate principal amount of the notes issued on August 25, 2021.

To date, there has been no redemption of 2024 Notes.

The 2024 Notes are guaranteed by the Restricted Subsidiaries (as defined in the 2024 Indenture) and are secured by a first-priority security interest in all of the present and after-acquired assets of the Company and each of the Restricted Subsidiaries (the “Collateral”), including, but not limited to, (i) 100% of the capital stock of the Guarantors (as defined in the 2024 Indenture) and each Restricted Subsidiary of the Company that is held by the Company or any Restricted Subsidiary, (ii) intellectual property, including all copyrights, copyright licenses, patents, patent licenses, software, trademarks, trademark licenses and trade secrets and other proprietary information, including, but not limited to, domain names, (iii) all cash, deposit accounts, securities accounts, commodities accounts and contract rights, (iv) all real property and leased property, subject to applicable minimum thresholds, as set forth in the 2024 Indenture, and (v) all other tangible and intangibles of the Company and the Guarantors. In connection with the grant of such liens, the Company entered into certain agreements with both Wilmington Savings Fund Society, FSB, as collateral agent in the United States, and with Altshuler Shaham Trusts Ltd., as security trustee in Israel. The 2024 Indenture restricts the ability of the Company, the Subsidiaries and any future subsidiaries to make certain investments, including transfers of the Company’s assets that constitute collateral securing the 2024 Notes, in its existing and future foreign subsidiaries, subject to certain exceptions.

Upon (i) the occurrence of a fundamental change (as defined in the 2024 Indenture) or (ii) if the Company calls the 2024 Notes for redemption as described below (either event, a “make-whole fundamental change”) and a holder elects to convert its 2024 Notes in connection with such make-whole fundamental change, the Company will, in certain circumstances, increase the conversion rate by a number of additional shares (the “Additional Shares”). In no event will the conversion rate exceed the maximum conversion rate, which is 746.2686 shares per $1,000 principal amount of 2024 Notes, which amount is inclusive of repayment of the principal of the 2024 Notes.

If a fundamental change occurs at any time, holders will have the right, at their option, to require the Company to purchase for cash any or all of the 2024 Notes, or any portion of the principal amount thereof, that is equal to $1,000 or an integral multiple of $1,000 in excess thereof, on a date of the Company’s choosing that is not less than 20 calendar days nor more than 35 calendar days after the date of the applicable fundamental change company notice. The price the Company is required to pay for a 2024 Note is equal to 100% of the principal amount of such 2024 Note plus accrued and unpaid interest, if any, to, but excluding, the fundamental change purchase date. Under the terms of the 2024 Indenture, the Company is required to meet certain covenants including the requirement to maintain a minimum cash balance of at least $7.5 million. Failure to meet covenants can be considered an event of default and, accordingly, may

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

result in the acceleration of the payment of the notes or in additional interest payments. As of December 31, 2021, the Company was in compliance with all covenants.

The Company prepared a valuation of the fair value of the 2024 Notes and 2021 Notes (a Level 3 valuation) as of August 25, 2021. The value was estimated by implementing the binomial model. The liability component was valued based on the Income Approach. The following parameters were used:

	2021 Notes	2024 Notes
Stock price (USD)	1.34	1.34
Expected term	0.23	3.03
Risk free rate	0.05%	0.44%
Volatility	78.95%	91.35%
Yield	7.87%	7.66%

The following table sets forth total interest expense recognized related to the 2024 Notes:

(U.S. dollars in thousands)	December 31, 2021
Contractual interest expense	$767
Amortization of debt issuance costs and debt discount	97
Total	$864

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

The fair value of the outstanding $28.75 million 2024 Notes as of December 31, 2021 is approximately $33.3 million based on a level 3 measurement.

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company prepared the valuation of the fair value of the 2024 Notes (a Level 3 valuation) as of December 31, 2021. The value of these notes were estimated by implementing the binomial model. The liability component was valued based on the Income Approach. The following parameters were used:

2024 Notes
Stock price (USD)	0.83
Expected term	2.67
Risk free rate	0.90%
Volatility	92.79%
Yield	10.31%

NOTE 12 - TAXES ON INCOME

a.	The Company

Protalix BioTherapeutics, Inc. is taxed according to U.S. tax laws. The Company’s income is taxed in the United States at the rate of up to 21%.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was enacted into law. The new legislation represents fundamental and dramatic modifications to the U.S. tax system. The Act contained several key tax provisions that impacted the Company including the reduction of the maximum U.S. federal corporate income tax rate from 35% to 21%, effective January 1, 2018. Other significant changes under the Act included, among others, a one-time repatriation tax on accumulated foreign earnings, a limitation of net operating loss (“NOL”) deduction to 80% of taxable income, and indefinite carryover of post-2017 NOLs. The Act also repealed the corporate alternative minimum tax for tax years beginning after December 31, 2017. Losses generated prior to January 1, 2018 will still be subject to the 20-year carryforward limitation and the alternative minimum tax. Other impacts due to the Act included the repeal of the domestic manufacturing deduction, modification of taxation of controlled foreign corporations, a base erosion anti-abuse tax, modification of interest expense limitation rules, modification of limitation on deductibility of excessive executive compensation, and taxation of global intangible low-taxed income.

Modification of interest expense limitation rules under the Act provides generally that for taxable years 2019-2022 interest expense deduction shall be limited to 30% of the EBITDA and for taxable years 2022 onwards to 30% of EBIT. Disallowed interest deduction may be carried forward indefinitely. The Company believes that any potential impact (if applicable) of this limitation will be offset by utilization of available NOLs.

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

b.    Protalix Ltd.

The Company as a “foreign-investment company” measures its results for tax purposes in dollar based on Income Tax Regulations (Bookkeeping Principles of Foreign Invested Companies and of Certain Partnerships and the Determination of Their Taxable Income), 1986. The Israeli Subsidiary is taxed according to Israeli tax laws:

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Tax rates

The income of the Israeli Subsidiary, other than income from “Approved Enterprises,” is taxed in Israel at the regular corporate tax rates.

The corporate tax rate was 23% for 2019 and thereafter.

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

The Israeli Subsidiary has an “Approved Enterprise” plan since 2004 and “Benefited Enterprise” plan since 2009. The period of benefits in respect of the main enterprise of the Company has not yet commenced. The period during which the Company is entitled to benefits in connection with the Benefited Enterprise expires in 2022.

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

c.    Tax losses carried forward to future years

As of December 31, 2021 and 2020, the Company had aggregate NOL carry-forwards equal to approximately $247.9 million and $231.4 million, respectively, that are available to reduce future taxable income as follows:

1.	The Company

The Company’s carry-forward NOLs, equal to approximately $36.1 million and $30.9 million as of December 31, 2021 and 2020, respectively, may be restricted under Section 382 of the Internal Revenue Code (“IRC”). IRC Section 382 applies whenever a corporation with NOL experiences an ownership change. As a result of IRC Section 382, the taxable income for any post change year that may be offset by a pre-change NOL may not exceed the general IRC Section 382 limitation, which is the fair market value of the pre-change entity multiplied by the IRC long-term tax exempt rate.

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

At December 31, 2021 and 2020, the Israeli Subsidiary had approximately $211.8 million and $200.5 million, respectively, of carry-forward NOLs that are available to reduce future taxable income with no limited period of use.

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

d.    Deferred income taxes:

The components of the Company’s net deferred tax assets at December 31, 2020 and 2021 were as follows:

	December 31,
(U.S. dollars in thousands)	2020	2021
In respect of:
Research and development expenses	$9,598	$7,217
Other timing differences	40	(1,989)
Net operating loss carry forwards	54,122	56,292
Valuation allowance	(63,760)	(61,520)
	-	-

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

f.    Tax assessments

In accordance with the Income Tax Ordinance, as of December 31, 2021, all of Protalix Ltd.’s tax assessments through tax year 2016 are considered final.

A summary of open tax years by major jurisdiction is presented below:

Jurisdiction:	Years:
Israel	2017-2021
United States (*)	2017-2021

(*)	Includes federal, state and local (or similar provincial jurisdictions) tax positions.

NOTE 13 - SUPPLEMENTARY FINANCIAL STATEMENT INFORMATION

Balance sheets:

	December 31,
(U.S. dollars in thousands)	2020	2021
a. Other assets:
Institutions	$771	$311
Restricted deposits	436
Prepaid expenses	841	905
Sundry	48	69
	$2,096	$1,285

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31,
(U.S. dollars in thousands)	2020	2021
b. Accounts payable and accruals – other:
Payroll and related expenses	$1,460	$1,562
Interest payable	555	767
Provision for vacation	1,526	1,506
Accrued expenses	9,586	11,981
Royalties payable	482	522
Property and equipment suppliers	317	95
	$13,926	$16,433

NOTE 14 - RELATED PARTY TRANSACTIONS

	Year Ended December 31,
(U.S. dollars in thousands)	2019	2020	2021
Compensation (including share-based compensation) to the non-executive directors	$444	$814	$475

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - SUBSEQUENT EVENTS

a.	On February 25, 2022, the Company granted (i) 637,531 shares of restricted Common Stock to its President and Chief Executive Officer and (ii) 121,951 shares of restricted Common Stock to its Sr. Vice President, Chief Financial Officer, both under the Plan.
b.	On January 12, 2022 and February 2, 2022, the Company collected approximately $1.2 million from expense reimbursements in connection with its collaboration with Chiesi. On March 22, 2022, the Company collected approximately $2.2 million from sales of alfataliglicerase to Fiocruz.