Form 10-Q
period 2022-03-31
Protalix BioTherapeutics, Inc.
filed 2022-05-16
CIK 1006281

fFFAS

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

On May 10, 2022, approximately 47,063,300 shares of the Registrant’s common stock, $0.001 par value, were outstanding.

FORM 10-Q

		Page
	PART I – FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets (Unaudited) – As of March 31, 2022 and December 31, 2021	2
	Condensed Consolidated Statements of Operations (Unaudited) – For the Three Months Ended March 31, 2022 and 2021	3
	Condensed Consolidated Statements of Changes in Stockholders’ equity (Capital Deficiency) (Unaudited) – For the Three Months Ended March 31, 2022 and 2021	4
	Condensed Consolidated Statements of Cash Flows (Unaudited) – For the Three Months ended March 31, 2022 and 2021	5
	Notes to Condensed Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27
Item 4.	Controls and Procedures	27
	PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	29
Item 1A.	Risk Factors	29
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29
Item 3.	Defaults Upon Senior Securities	29
Item 4.	Mine Safety Disclosures	29
Item 5.	Other Information	29
Item 6.	Exhibits	29
Signatures		31

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

PROTALIX BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands)

(Unaudited)

	March 31, 2022	December 31, 2021

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$16,888	$38,985
Short-term bank deposits	16,029
Accounts receivable – Trade	5,908	3,442
Other assets	1,123	1,285
Inventories	16,594	17,954
Total current assets	$56,542	$61,666

NON-CURRENT ASSETS:
Funds in respect of employee rights upon retirement	$2,052	$2,077
Property and equipment, net	4,894	4,962
Operating lease right of use assets	4,903	4,960
Total assets	$68,391	$73,665

LIABILITIES NET OF CAPITAL DEFICIENCY

CURRENT LIABILITIES:
Accounts payable and accruals:
Trade	$7,873	$6,986
Other	14,414	16,433
Operating lease liabilities	1,243	1,207
Contracts liability	11,801	8,550
Total current liabilities	$35,331	$33,176

LONG TERM LIABILITIES:
Convertible notes	$27,962	$27,887
Contracts liability	5,895	11,790
Liability for employee rights upon retirement	2,496	2,472
Operating lease liabilities	4,193	4,376
Total long term liabilities	$40,546	$46,525
Total liabilities	$75,877	$79,701

COMMITMENTS

CAPITAL DEFICIENCY	(7,486)	(6,036)
Total liabilities net of capital deficiency	$68,391	$73,665

The accompanying notes are an integral part of the condensed consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(U.S. dollars in thousands, except share and per share data)

(Unaudited)

yyyyyyyyyyyyyyyyyyyy
	Three Months Ended
	March 31, 2022	March 31, 2021
REVENUES FROM SELLING GOODS	$9,028	$4,511
REVENUES FROM LICENSE AND R&D SERVICES	7,057	6,809
TOTAL REVENUE	16,085	11,320
COST OF GOODS SOLD (1)	(6,034)	(4,765)
RESEARCH AND DEVELOPMENT EXPENSES (2)	(8,767)	(7,122)
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (3)	(3,154)	(3,138)
OPERATING LOSS	(1,870)	(3,705)
FINANCIAL EXPENSES	(618)	(2,156)
FINANCIAL INCOME	202	335
FINANCIAL EXPENSES – NET	(416)	(1,821)
OTHER INCOME		51
NET LOSS FOR THE PERIOD	$(2,286)	$(5,475)
LOSS PER SHARE OF COMMON STOCK – BASIC AND DILUTED	$(0.05)	$(0.14)
WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK
USED IN COMPUTING LOSS PER SHARE – BASIC AND DILUTED	45,843,563	39,933,972
(1) Includes share-based compensation	$(6)	$109
(2) Includes share-based compensation	$76	$210
(3) Includes share-based compensation	$766	$497

The accompanying notes are an integral part of the condensed consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ EQUITY (CAPITAL DEFICIENCY)

(U.S. dollars in thousands, except share data)

(Unaudited)

			Additional
	Common	Common	Paid-In	Accumulated
	Stock (1)	Stock	Capital	Deficit	Total
	Number of
	Shares	Amount
Balance at January 1, 2021	34,765,280	$35	$320,280	$(347,352)	$(27,037)
Changes during the three-month period ended March 31, 2021:
Issuance of common stock, net of issuance cost	8,749,999	9	37,616		37,625
Issuance of common stock under the Sales Agreement, net	1,867,552	2	8,573		8,575
Share-based compensation related to stock options			510		510
Share-based compensation related to restricted stock awards			306		306
Net loss for the period				(5,475)	(5,475)
Balance at March 31, 2021	45,382,831	$46	$367,285	$(352,827)	$14,504
Balance at January 1, 2022	45,556,647	$46	$368,852	$(374,934)	$(6,036)
Changes during the three-month period ended March 31, 2022:
Share-based compensation related to stock options			149		149
Share-based compensation related to restricted stock awards	759,482		687		687
Net loss for the period				(2,286)	(2,286)
Balance at March 31, 2022	46,316,129	$46	$369,688	$(377,220)	$(7,486)

*Represents an amount equal to less than $1.

(1) Common stock, $0.001 par value; Authorized – as of March 31, 2022 and 2021 - 120,000,000 shares.

The accompanying notes are an integral part of the condensed consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

(Unaudited)

	Three Months Ended
	March 31, 2022	March 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,286)	$(5,475)
Adjustments required to reconcile net loss to net cash used in operating activities:
Share-based compensation	836	816
Depreciation	270	286
Financial income, net (mainly exchange differences)	(198)	(168)
Changes in accrued liability for employee rights upon retirement	75	42
Loss (gain) on amounts funded in respect of employee rights upon retirement	10	(14)
Gain on sale of fixed assets		(51)
Amortization of debt issuance costs and debt discount	75	945
Changes in operating assets and liabilities:
Decrease in contracts liability (including non-current portion)	(2,644)	(3,692)
Increase in accounts receivable and other assets	(2,314)	(2,282)
Changes in right of use assets	(2)	42
Decrease (increase) in inventories	1,360	(833)
Increase (decrease) in accounts payable and accruals	(1,011)	575
Decrease in other long term liabilities		(25)
Net cash used in operating activities	$(5,829)	$(9,834)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in bank deposits	$(16,000)	$(37,835)
Proceeds from sale of short-term deposits		7,500
Purchase of property and equipment	(229)	(386)
Proceeds from sale of property and equipment		53
Decrease in restricted deposit		12
Amounts funded in respect of employee rights upon retirement, net	(28)	(28)
Net cash used in investing activities	$(16,257)	$(30,684)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment for promissory note		$(4,086)
Proceeds from issuance of common stock and warrants, net		37,625
Proceeds from issuance of common stock under the Sales Agreement, net		8,575
Net cash provided by financing activities	$—	$42,114
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	$(11)	$(31)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(22,097)	1,565
BALANCE OF CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	38,985	18,265
BALANCE OF CASH AND CASH EQUIVALENTS AT END OF PERIOD	$16,888	$19,830

The accompanying notes are an integral part of the condensed consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

(Unaudited)

(Continued) – 2

	Three Months Ended
	March 31, 2022	March 31, 2021
SUPPLEMENTARY INFORMATION ON INVESTING AND FINANCING ACTIVITIES NOT INVOLVING CASH FLOWS:
Purchase of property and equipment	$67	$202
Right of use assets obtained in exchange for new operating lease liabilities	$99	$122

SUPPLEMENTARY DISCLOSURE ON CASH FLOWS
Interest paid	$1,120
Interest received	$36	$136

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

On February 7, 2022, a Marketing Authorization Application (“MAA”) for PRX-102 was submitted to, and subsequently validated by, the European Medicines Agency (“EMA”). The submission was made after the October 8, 2021 meeting the Company held, together with the Company’s development and commercialization partner for PRX-102, Chiesi Farmaceutici S.p.A. (“Chiesi”), with the Rapporteur and Co-Rapporteur of the EMA regarding PRX-102. At the meeting, Chiesi and the Company discussed the scope of the then anticipated MAA submission for the European Union, and the Rapporteur and Co-Rapporteur were generally supportive of the planned MAA submission for PRX-102.

On April 28, 2021, the Company, together with Chiesi, announced that the receipt of a Complete Response Letter (CRL) from the U.S. Food and Drug Administration (the “FDA”) regarding the biologics license application (“BLA”) for PRX-102 for the treatment of adult patients with Fabry disease. The PRX-102 BLA was submitted to the FDA on May 27, 2020 under the FDA’s Accelerated Approval pathway, and was subsequently accepted by the FDA and granted Priority Review designation. The CRL did not report any concerns relating to the potential safety or efficacy of PRX-102 in the submitted data package. In the CRL, the FDA noted that an inspection of the Company’s manufacturing facility in Carmiel, Israel, including the FDA’s subsequent assessment of any related FDA findings, is required before the FDA can approve a resubmitted BLA. Due to travel restrictions, the FDA was unable to conduct the required inspection during the review cycle. The FDA explained in the letter that it will continue to monitor the public health situation as well as travel restrictions, and is actively working to define an approach for scheduling outstanding inspections. With respect to the third-party facility in Europe at which fill and finish processes are performed for PRX-102, due to the novel coronavirus disease (“COVID-19”), the FDA reviewed records under Section 704(a)(4) of the U.S. Federal Food, Drug, and Cosmetic Act (the “FFDCA”) in lieu of a pre-licensing inspection. In the CRL, the FDA stated that it will communicate remaining issues to the facility in order to seek prompt resolution of any pending items. In addition to the foregoing, in the CRL, the FDA noted that Fabrazyme® (agalsidase beta), a therapy used to treat Fabry patients (marketed by Sanofi after the acquisition of Genzyme), was recently converted to full approval and is now an “available therapy,” which must be addressed in the context of any potential resubmission of a BLA for PRX-102.

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

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

On July 2, 2021, the Company entered into an At The Market Offering Agreement (the “Sales Agreement”) with H.C. Wainwright & Co., LLC, as the Company’s sales agent (the “Agent”) which was amended on May 2, 2022. Pursuant to the terms of the Sales Agreement, the Company may sell from time to time through the Agent shares of its common stock, par value $0.001 per share (the “Common Stock”), having an aggregate offering price of up to $20.0 million (the “ATM Shares”). Upon execution of the Sales Agreement, the Company terminated the ATM Equity OfferingSM Sales Agreement it had entered into on October 1, 2020 with BofA Securities, Inc. (“BofA Securities”). During the term of the sales agreement with BofA Securities, the Company sold a total of 3,296,123 shares of Common Stock for total gross proceeds of approximately $13.8 million.

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

On May 13, 2021, the Company signed a binding term sheet with Chiesi pursuant to which the Company and Chiesi amended the Chiesi Agreements in order to provide the Company with near-term capital. In accordance with the term

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

sheet, Chiesi made a $10.0 million payment to the Company in the second quarter of 2021 in exchange for a $25.0 million reduction in a longer term regulatory milestone payment in the Chiesi EX-US Agreement. All other regulatory and commercial milestone payments remain unchanged. The Company also agreed to negotiate certain manufacturing related matters.

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

The Company believes that its cash and cash equivalents and short-term bank deposits as of March 31, 2022 are sufficient to satisfy the Company’s capital needs for at least 12 months from the date that these financial statements are issued. In addition, under the terms of the Company’s outstanding 7.50% Senior Secured Convertible Notes due 2024 (the “2024 Notes”), the Company is required to maintain a minimum cash balance of at least $7.5 million.

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

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2021, filed by the Company with the U.S. Securities and y Commission (the “Commission”). The comparative balance sheet at December 31, 2021 has been derived from the audited financial statements at that date. There have been no material changes in our significant accounting policies as described in our consolidated financial statements for the year ended December 31, 2021.

c.	Loss per share

Basic and diluted loss per share (“LPS”) are computed by dividing net loss by the weighted average number of shares of the Company’s Common Stock attributable to common stockholders outstanding for each period. The calculation of

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

diluted LPS does not include 33,004,217 shares of Common Stock underlying outstanding options and shares of Common Stock issuable upon conversion of the outstanding 2024 Notes and the exercise of outstanding warrants for the three months ended March 31, 2022, and 26,769,693 shares of Common Stock underlying outstanding options and shares of Common Stock issuable upon conversion of the Company’s then outstanding 7.50% Senior Secured Convertible Notes due 2021 (the “2021 Notes”) and the exercise of outstanding warrants for the three months ended March 31, 2021, because their effect would be anti-dilutive.

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

NOTE 2 - INVENTORIES

Inventories at March 31, 2022 and December 31, 2021 consisted of the following:

	March 31,	December 31,
(U.S. dollars in thousands)	2022	2021
Raw materials	$3,066	$3,166
Work in progress	3,370	3,262
Finished goods	10,158	11,526
Total inventory	$16,594	$17,954

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

As of March 31, 2022, the carrying amounts of short-term deposits approximate their fair values due to the stated interest rates, which approximate market rates.

Based on a Level 3 measurement, as of March 31, 2022, the fair value of the $28.75 million aggregate principal amount of the Company’s outstanding 2024 Notes is approximately $33.8 million. The value of these notes was estimated by implementing the binomial model. The liability component was valued based on the Income Approach. The following parameters were used:

2024 Notes
Stock price (USD)	1.06
Expected term	2.42
Risk free rate	2.42%
Volatility	80.67%
Yield	10.39%

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4 – REVENUES

The following table summarizes the Company’s disaggregation of revenues:

	Three Months Ended March 31,
(U.S. dollars in thousands)	2022	2021
Pfizer	$3,356	$4,511
Brazil	$5,454	$—
Chiesi	$218	$—
Total revenues from selling goods	$9,028	$4,511
Revenues from license and R&D services	$7,057	$6,809

NOTE 5 – STOCK TRANSACTIONS

On February 25, 2022, the Company granted, with the approval of the Company’s compensation committee, the following:

1. 637,531 shares of restricted Common Stock to its President, Chief Executive Officer under the Company’s Amended and Restated 2006 Employee Stock Incentive Plan, as amended (the “Plan”). The Company estimated the fair value of the restricted stock on the date of grant to be approximately $523,000.

2. 121,951 shares of restricted Common Stock to its Sr. Vice President, Chief Financial Officer under the Plan. The Company estimated the fair value of the restricted stock on the date of grant to be approximately $100,000.

NOTE 6 – SUBSEQUENT EVENTS

During April and May 2022, the Company sold, in the aggregate, 746,171 shares of Common Stock under the Sales Agreement. The Company generated aggregate gross proceeds equal to approximately $886,000 in connection with such sales.

On April 13, 2022, the Company collected approximately $1.2 million from expense reimbursements in connection with its collaboration with Chiesi. On May 10, 2022, the Company collected approximately $3.6 million from sales of alfataliglicerase to Fiocruz.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
AND RISK FACTORS SUMMARY

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the consolidated financial statements and the related notes included elsewhere in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2021. Some of the information contained in this discussion and analysis, particularly with respect to our plans and strategy for our business and related financing, includes forward-looking statements within the meanings of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, including statements regarding expectations, beliefs, intentions or strategies for the future. When used in this report, the terms “anticipate,” “believe,” “estimate,” “expect,” “can,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” and words or phrases of similar import, as they relate to our company or our management, are intended to identify forward-looking statements. We intend that all forward-looking statements be subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance, and we undertake no obligation to update or revise, nor do we have a policy of updating or revising, any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, except as may be required under applicable law. Forward-looking statements are subject to many risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements as a result of several factors.

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

Recent Company Developments

●On April 4, 2022, we, together with Chiesi, announced topline results from the BALANCE pivotal Phase III clinical trial evaluating PRX–102, 1 mg/kg, administered every two weeks, compared to agalsidase beta for the treatment of Fabry disease.
●On March 18, 2022, we, together with Chiesi, announced final results from our phase III BRIGHT clinical trial of PRX-102 for the treatment of Fabry disease, or the BRIGHT study, designed to evaluate the safety, efficacy and pharmacokinetics of PRX-102 treatment, 2 mg/kg every four weeks, in up to 30 patients with Fabry disease previously treated with a commercially available enzyme replacement therapy, or ERT (agalsidase alfa – Replagal® or agalsidase beta).
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

We are in close contact with our principal investigators and clinical sites and our clinical research organizations, which are primarily located in the United States and Europe, and to date, the COVID-19 pandemic has had a minimal effect on the performance of the phase III clinical trials of PRX-102 as many of the patients were already treated in home care settings. We were able to complete two of the trials and the last patient in the BALANCE study received the final dose in the study in October 2021.

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

Plant Cell Production Advantages

Plant Cell in Suspension Expression System for Therapeutic Proteins Development and Industrial Production: Executive Summary

Product Pipeline

Pegunigalsidase Alfa (PRX-102) for the Treatment of Fabry Disease

PRX-102 is our lead product candidate and we expect it to be the primary subject of our development efforts in the short-term. It is our proprietary, investigational, plant cell culture expressed enzyme, and a chemically modified stabilized version of, the recombinant α-Galactosidase-A protein, a lysosomal enzyme, under development for the treatment of Fabry disease. Fabry disease is a serious life-threatening rare genetic disorder. Fabry patients lack α-galactosidase-A resulting in the progressive accumulation of abnormal deposits of a fatty substance called globotriaosylceramide, or Gb3, in blood vessel walls throughout their body. The abnormal storage of Gb3 increases with time. The ultimate consequences of Gb3 deposition range from episodes of pain and impaired peripheral sensation to end-organ failure, particularly of the kidneys, but also of the heart and the cerebrovascular system. Fabry disease occurs in one person per 40,000 to 60,000 males. The global market for Fabry disease is forecasted to be approximately $1.9 billion and $2.1 billion in 2021 and 2022, respectively (Global Data) and to grow at a CAGR of approximately 10% from 2020-2027 (Global Data)

On February 7, 2022, the PRX-102 MAA was submitted to, and subsequently validated by, the EMA. The submission was made after the October 8, 2021 meeting we held, together with Chiesi, with the Rapporteur and Co-Rapporteur of the EMA regarding PRX-102. At the meeting, we and Chiesi discussed the scope of the anticipated MAA submission for the European Union, and the Rapporteur and Co-Rapporteur were generally supportive of the planned MAA submission. The MAA submission includes a comprehensive set of preclinical, clinical and manufacturing data compiled from our completed and ongoing clinical studies evaluating PRX-102 as a potential treatment for Fabry disease. The submission is supported by the 12–month interim data analysis generated from our phase III

BALANCE clinical trial of PRX-102, which was released in June 2021. Data generated from the completed phase III BRIDGE clinical trial, the phase 1/2 clinical trial in naive or untreated patients, and from the extension studies with 1 mg/kg every two weeks were also included in the filing. In addition, the MAA includes data from the completed 12–month switch–over phase III BRIGHT clinical trial of patients treated with the 2 mg/kg every 4 weeks dosage.

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

On April 28, 2021, we, together with Chiesi, announced the receipt of a CRL from the FDA regarding the BLA. The CRL did not report any concerns relating to the potential safety or efficacy of PRX-102 in the submitted data package. In the CRL, the FDA noted that an inspection of Protalix’s manufacturing facility in Carmiel, Israel, including a subsequent assessment of any related FDA findings, is required before the FDA can approve a resubmitted BLA. Due to travel restrictions, the FDA was unable to conduct the required inspection during the review cycle. The FDA explained in the letter that it will continue to monitor the public health situation as well as travel restrictions, and is actively working to define an approach for scheduling outstanding inspections. With respect to the third-party facility in Europe at which fill and finish processes are performed for PRX-102, due to COVID-19, the FDA reviewed records under Section 704(a)(4) of the FFDCA in lieu of a pre-licensing inspection. In the CRL, the FDA stated that it will communicate remaining issues to the facility in order to seek prompt resolution of any pending items. In addition to the foregoing, in the CRL, the FDA noted that agalsidase beta, a therapy used to treat Fabry patients, was recently converted to full approval and is now an “available therapy,” which must be addressed in the context of any potential resubmission of a BLA for PRX-102.

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

Given the changed regulatory landscape in the United States, the planned data package for the PRX-102 BLA resubmission is expected to include the final two-year analyses of the BALANCE study.

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

Key Trials and Design

Our clinical development program is designed to show that PRX-102 has a potential clinical benefit in adult Fabry patient populations when compared to currently marketed Fabry disease enzymes, agalsidase beta and agalsidase alfa. In preclinical studies, PRX-102 showed enhanced activity in Fabry disease target organs, reduction of the accumulated substrate, significantly longer half-life due to higher enzyme stability, and reduced immunogenicity, which together can potentially lead to improved efficacy through increased substrate clearance and significantly lower formation of antibodies. Providing a meaningful improvement in the health and quality of life for Fabry patients being treated with PRX-102 represents a significant potential market opportunity.

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

Phase III BALANCE Study

The pivotal BALANCE study is a 24-month, randomized, double blind, active control study of PRX-102 in adult Fabry patients with deteriorating renal function that was designed to evaluate the safety and efficacy of 1 mg/kg of PRX-102 administered every two weeks compared to agalsidase beta (Fabrazyme). The study has been completed and topline results from the final analysis are now available. A total of 78 patients who were previously treated with agalsidase beta for at least one year with an estimated glomerular filtration rate (eGFR) slope at screening worse than -2 mL/min/1.73 m2/year were enrolled in the study. Patients were randomized on a 2:1 ratio for switching to PRX-102 or continuing on agalsidase beta. A total of 77 patients were treated; 52 with PRX-102 and 25 with agalsidase beta. The last patient in the study received the final dose in October 2021. The study was designed such that no more than 50% of the patients enrolled in the study would be female. Approximately 40% of the enrolled patients were female.

The primary endpoint of the BALANCE study is the comparison in the annualized rate of decline of estimated Glomerular Filtration Rate, or eGFR, slope between agalsidase beta and PRX-102. eGFR is considered a reliable and accepted test to measure kidney function and stage of kidney disease. Additional parameters being evaluated include: cardiac assessment, Lyso-Gb3 (a biomarker for monitoring Fabry patients during therapy), pain, quality of life, immunogenicity, Fabry Clinical Events, pharmacokinetics and other parameters.

As part of the September 2021 Type A End-of-Review meeting, the FDA, in principle, agreed that the proposed analysis of the BALANCE study demonstrating non-inferiority to agalsidase beta to be included in the data package for the PRX-102 BLA resubmission has the potential to support the approval of PRX-102 for the treatment of Fabry disease. Given the changed regulatory landscape in the United States with the full approval of agalsidase beta in March 2021, the primary analysis of the BALANCE study was changed from superiority to non-inferiority, as demonstrating superiority is no longer required under FDA guidelines. The primary endpoint of the BALANCE study compared the eGFR annualized changes (slope) between the two treatment arms in the ITT analysis set (77 patients). The study met its pre-specified primary endpoint and demonstrated that PRX-102 was statistically non-inferior to agalsidase beta.

The median (95% confidence interval) of the eGFR slope in the PRX-102 arm was -2.514 mL/min/1.73 m2/year (-3.788, -1.240) and -2.155 mL/min/1.73 m2/year (-3.805, -0.505) in the agalsidase beta arm, demonstrating a large overlap in the confidence intervals of the two arms. The difference in medians (95% confidence interval) is -0.359 mL/min/1.73 m2/year (-2.444, 1.726). The prespecified non-inferiority margin was met. Topline results in the PP analysis set (72 patients) are consistent with the ITT results.

The study population (ITT analysis set) was composed of 47 males (61.0%) and 30 females (39.0%), with a mean (range) age of 44.3 (18-60) years. The mean duration of prior treatment with agalsidase beta was approximately six years. At baseline, mean (SD) eGFR was 73.33 ml/min/1.73m2 (19.82) and median eGFR was 74.51 ml/min/1.73m2; mean (SD) eGFR slope was -8.21 mL/min/1.73 m2/year (5.88) and median eGFR slope was -7.32 ml/min/1.73m2/year.

Forty-seven (90.4%) patients in the PRX-102 arm experienced at least one adverse event compared to 24 (96.0%) in the agalsidase beta arm. The number of events adjusted to 100 years of exposure is 572.36 events for the PRX-102 arm and 816.85 events for the agalsidase beta arm.

Treatment-related adverse events were reported for 21 (40.4%) patients in the PRX-102 arm compared to 11 (44.0%) in the agalsidase beta arm. The number of treatment-related events adjusted to 100 years of exposure is 42.85 events for the PRX-102 arm and 152.91 events for the agalsidase beta arm.

Usage of infusion pre-medication was tapered down during the study, if possible, for all patients. At baseline, 21 (40.4%) patients in the PRX-102 arm used infusion premedication compared to 16 (64.0%) in the agalsidase beta arm. At the end of the study, only three out of 47 (6.4%) patients in the PRX-102 arm used infusion premedication compared to three out of 24 (12.5%) in the agalsidase beta arm. Even with this reduction in use of premedication, there were fewer reported infusion-related reactions with PRX-102: 11 (21.2%) patients in the PRX-102 arm experienced a total of 13 events compared to six (24.0%) patients experiencing a total of 51 events in the agalsidase beta arm. The number of infusion-related reactions adjusted to 100 infusions is 0.5 for the PRX-102 arm and 3.9 for agalsidase beta arm.

Assessment of anti-PRX-102 antibodies or anti-agalsidase beta antibodies, respectively, in the study indicated that, for the PRX-102 arm, 18 (34.6%) patients were anti-drug antibody- (ADA-) positive at baseline, of which 17 (94.4%) had neutralizing antibody activity. For the agalsidase beta arm, eight (32.0%) patients were ADA-positive at baseline, of which seven (87.5%) had neutralizing antibody activity. At the end of the two-year study, 11 (23.4%) patients receiving PRX-102 were ADA-positive, of which seven (63.6%) had neutralizing antibody activity, while in the agalsidase beta arm six (26.1%) were ADA-positive and all six (100%) had neutralizing antibody activity.

Out of the 78 randomized patients, six patients discontinued the study: out of the five (9.4%) from the PRX-102 arm, one patient withdrew consent prior to the first infusion, two discontinued due to personal reasons, and two due to adverse events (one due to an unrelated adverse event and one due to a treatment-related adverse event); one (4%) patient from the agalsidase beta arm discontinued for personal reasons. There were no deaths.

Considering that in the trial, patients in the PRX-102 arm were exposed for the first time to the novel enzyme tolerability data appear favorable for PRX-102 and in line with what was observed in the previous clinical studies of PRX-102.

Of the patients that completed the trial, 69 have opted, with the advice of the treating physician, to continue receiving PRX-102 1 mg/kg every other week in a long-term open-label extension study.

The planned data package for the BLA resubmission, given the changed regulatory landscape in the United States, in planned to include the final two-year analyses of the BALANCE study.

Phase III BRIDGE Study

The BRIDGE study was a 12-month open-label, single arm switch-over study evaluating the safety and efficacy of pegunigalsidase alfa, 1 mg/kg infused every two weeks, in up to 22 Fabry patients previously treated with agalsidase alfa (Replagal; marketed by Takeda Pharmaceutical Company Limited (acquired Shire Plc)) for at least two years and on a stable dose for at least six months. The trial was completed in December 2019. Patients were screened and evaluated over three months while continuing agalsidase alfa treatment.

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

Phase III BRIGHT Study

The BRIGHT study was a multicenter, multinational open-label, switch-over study designed to evaluate the safety, efficacy and pharmacokinetics of treatment with 2 mg/kg of PRX-102 administered every four weeks for 52 weeks (a total of 14 infusions). The trial, which was completed in June 2020, enrolled 30 adult patients (24 males and 6 females) with mean (SD) age of 40.5 (11.3) years, ranging from 19 to 58 years previously treated with a commercially available ERT (agalsidase beta or agalsidase alfa), for at least three years and on a stable dose administered every two weeks. To determine eligibility for participation in the study, candidates were screened to identify and select Fabry patients with clinically stable kidney disease. The most common Fabry disease symptoms at baseline were acroparesthesia, heat intolerance, angiokeratomas and hypohydrosis. Patients who matched the criteria were enrolled in the study and switched from their current treatment of IV infusions every 2 weeks to 2 mg/kg of PRX-102 every 4 weeks for 12 months. Patients participating in the study were evaluated, among other disease parameters, to determine if their kidney disease had not further deteriorated while being treated with the 4-week dosing regimen as measured by eGFR and Lyso-Gb3, as well as other parameters. In addition, participating patients were evaluated to assess the safety and tolerability of PRX-102.

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

The global market for Gaucher disease, that includes Sanofi’s Cerezyme®, Shire’s (acquired by Takeda Pharmaceutical Company Limited) Vpriv®, and Sanofi’s Cerdelga®, among others, is forecasted to be approximately $1.5 billion and $1.6 billion in 2021 and 2022, respectively, and to grow at a CAGR of approximately 8.6% from 2020-2027.

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

Intellectual Property

A key element of our overall strategy is to establish a broad portfolio of patents to protect our proprietary technology, proprietary product and product candidates and their methods of use. As of March 31, 2022, we hold a broad portfolio of over 80 patents in Europe, the United States, Israel and additional countries worldwide, as well as over 30 pending patent applications.

Scientific Presentations

On November 22, 2021, Dr. Ales Linhart, of Charles University in Praha, Czech Republic, a principal investigator in our phase III clinical trials of PRX-102, delivered a virtual presentation entitled “Switching from agalsidase alfa to pegunigalsidase alfa to treat patients with Fabry disease: 1 year of treatment data from BRIDGE, a phase 3 open-label study.” The presentation was delivered at the 14th International Congress of Inborn Errors of Metabolism 2021 (ICIEM) meeting which took place from November 21-23, 2021 virtually and in Sydney, Australia.

On February 9, 2022, Mr. Myrl D. Holida, PA, of the University of Iowa Health Care in Iowa City, Iowa, a principal sub-investigator in certain of our phase III clinical trials of PRX-102, delivered a poster presentation entitled “Safety and Efficacy of Pegunigalsidase Alfa Administered Every 4 Weeks in Patients with Fabry Disease: Results from the Phase 3, Open-label, BRIGHT Study” as part of the 18th Annual WORLDSymposium which took place February 7–11, 2022 in San Diego, CA.

On February 9, 2022, Dr. Derralynn Hughes of University College London in London, UK, a principal investigator in our phase III clinical trials of PRX-102, delivered a poster presentation entitled “Long-Term-Safety and Efficacy of pegunigalsidase alfa: A Multicenter Extension Study in Adult Patients with Fabry Disease” as part of the 18th Annual WORLDSymposium which took place February 7–11, 2022 in San Diego, CA.

In March 2022, John A. Bernat, M.D., Ph.D., of the University of Iowa Hospitals and Clinics, a principal investigator in our phase III clinical trials of PRX-102, delivered an eposter presentation entitled “Long-term safety and efficacy of pegunigalsidase alfa: a multicenter extension study in adult patients with Fabry disease” (ePoster) as part of the American College of Medical Genetics and Genomics (ACMG) Annual Clinical Genetics Meeting which took place March 22–26, 2022 in Nashville, TN.

In March 2022, John A. Bernat, M.D., Ph.D., of the University of Iowa Hospitals and Clinics, a principal investigator in our phase III clinical trials of PRX-102, delivered an eposter presentation entitled “Safety and Efficacy of Pegunigalsidase Alfa, Every 4 Weeks, in Fabry Disease: Results from the Phase 3, Open-label, BRIGHT Study” (ePoster) as part of the American College of Medical Genetics and Genomics (ACMG) Annual Clinical Genetics Meeting which took place March 22–26, 2022 in Nashville, TN.

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

Critical Accounting Policies

Our significant accounting policies are more fully described in Note 1 to our consolidated financial statements appearing in this Quarterly Report. There have been no material changes to our critical accounting policies since we filed our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Results of Operations

Three months ended March 31, 2022 compared to the three months ended March 31, 2021

Revenues from Selling Goods

We recorded revenues from selling goods of $9.0 million during the three months ended March 31, 2022, an increase of $4.5 million, or 100%, compared to revenues of $4.5 million for the three months ended March 31, 2021. The increase of $5.4 million in sales to Brazil, resulting from timing differences, was partially offset by a decrease of $1.1 million in sales to Pfizer.

Revenues from License and R&D Services

We recorded revenues from license and R&D services of $7.1 million for the three months ended March 31, 2022 and $6.8 million for the three months ended March 31, 2021. Revenues from license and R&D services are comprised primarily of revenues we recognized in connection with the Chiesi Agreements.

Cost of Goods Sold

Cost of goods sold was $6.0 million for the three months ended March 31, 2022, an increase of $1.2 million, or 25%, from cost of goods sold of $4.8 million for the three months ended March 31, 2021. The increase in cost of goods sold was primarily the result of higher sales.

Research and Development Expenses

Research and development expenses were $8.8 million for the three months ended March 31, 2022, an increase of $1.7 million, or 24%, compared to $7.1 million of research and development expenses for the three months ended March 31, 2021. The increase is primarily the result of subcontractors costs related to the completion of our phase III clinical trials of PRX-102 and maintaining our related extension studies.

We expect research and development expenses to continue to be our primary expense as we enter into a more advanced stage of preclinical and clinical trials for certain of our product candidates.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $3.2 million for the three months ended March 31, 2022, an increase of $0.1 million, or 3%, compared to $3.1 million for the three months ended March 31, 2021.

Financial Expenses, Net

Financial expenses, net were $0.4 million for the three months ended March 31, 2022 and $1.8 million for the three months ended March 31, 2021. The decrease resulted primarily from lower interest and debt amortization costs due to a decrease in our outstanding notes from an aggregate principal amount of $57.92 million 2021 Notes to an aggregate principal amount of $28.75 million 2024 Notes.

Liquidity and Capital Resources

Our sources of liquidity include our cash balances and bank deposits. At March 31, 2022, we had $32.9 million in cash and cash equivalents and short term bank deposits. We have primarily financed our operations through equity and debt financings, business collaborations, and grants funding.

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

On August 25, 2021, we completed exchanges, or the Exchanges, of a substantial majority of our then outstanding 7.50% Senior Secured Convertible Notes due 2021, or the 2021 Notes, with institutional note holders of a substantial majority of the 2021 Notes. The Exchanges involved the exchange of an aggregate of $54.65 million principal amount of our 2021 Notes for an aggregate of $28.75 million principal amount of newly issued 7.50% Senior Secured Convertible Notes due 2024, or the 2024 Notes, $25.90 million in cash, and approximately $1.1 million in cash representing accrued and unpaid interest through the closing date. The initial conversion rate for the 2024 Notes is 563.2216 shares of our common stock for each $1,000 principal amount of 2024 Notes (equivalent to an initial conversion price of approximately $1.7755 per share of common Stock, subject to adjustment in certain circumstances. This initial conversion price represents a premium of approximately 32.5% relative to the closing price of the common stock on the NYSE American on August 13, 2021. After giving effect to the Exchanges, $3.27 million aggregate principal amount of the 2021 Notes remained outstanding. On November 15, 2021, all of the then outstanding 2021 Notes matured and were paid in full.

The 2024 Notes were issued pursuant to the Indenture dated as of August 24, 2021 between us, the guarantors party thereto, The Bank of New York Mellon Trust Company, N.A., as trustee and Wilmington Savings Fund Society, FSB, as collateral agent, or the 2024 Indenture. Interest on the Notes are payable semi-annually at a rate of 7.50% per annum. The 2024 Notes will mature on September 1, 2024, unless earlier purchased, converted, exchanged or redeemed, and are guaranteed by our subsidiaries. The 2024 Notes are secured by perfected liens on all of our assets, including those of our subsidiaries. Under the terms of the 2024 Indenture, we are required to comply with certain covenants, including the requirement to maintain a minimum cash balance of at least $7.5 million. Failure to comply with such covenants may result in an event of default under the 2024 Indenture and, accordingly, may result in the acceleration of the payment of the notes or in additional interest payments. As of March 31, 2022, we were in compliance with all covenants.

We believe that our cash and cash equivalents and short-term bank deposits as of March 31, 2022 are sufficient to satisfy our capital needs for at least 12 months from the date that these financial statements are issued.

Cash Flows

Net cash used in operations was $5.8 million for the three months ended March 31, 2022. The net loss for the three months ended March 31, 2022 of $2.3 million was increased by a $2.6 million decrease in contracts liability, a $2.3 million increase in accounts receivable and other assets and $1.0 million decrease in account payable and accruals, and was partially offset by a $1.4 million decrease in inventories and a $0.8 million in share-based compensation. Net cash used in investing activities for the three months ended March 31, 2022 was $16.3 million and consisted primarily of investment in bank deposits.

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

Future Funding Requirements

We expect to continue to incur significant expenditures in the near future as we increase our research and developments efforts with respect to our product candidates given the receipt of the CRL from the FDA discussed above, we expect to incur additional expenses in connection with any resubmission. We cannot anticipate the costs or the timing of the occurrence of such costs. In addition, to the extent we need to obtain additional financing in connection with this process or with any additional clinical testing that may be required, it may be more difficult for us to do so given the volatility of the price of our common stock. Our material cash needs for the next 24 months will include, among other expenses, (i) costs of preclinical and clinical trials, (ii) employee salaries, (iii) payments for rent and operation of our manufacturing facilities, (iv) fees to our consultants and legal advisors, patent advisors and fees for service providers in connection with our research and development efforts and (v)  payment of interest on our outstanding 2024 Notes. We believe that our cash and cash equivalents and short term bank deposits are sufficient to satisfy our capital needs for at least 12 months.

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

We expect to finance our future cash needs through corporate collaborations, licensing or similar arrangements, public or private equity offerings and/or debt financings. We currently do not have any commitments for future external funding, except with respect to the development-related payments and milestone payments that may become payable under the Chiesi Agreements. On July 2, 2021, we entered into the Sales Agreement in connection with a new ATM program, as amended on May 2, 2022, pursuant to which we may sell from time to time through the Agent ATM Shares having an aggregate offering price of up to $20.0 million. On the same date, we terminated our former ATM program.

Effects of Currency Fluctuations

Currency fluctuations could affect us through increased or decreased acquisition costs for certain goods and services. We do not believe currency fluctuations have had a material effect on our results of operations during the three months ended March 31, 2022 and March 31, 2021.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of each of March 31, 2022 and March 31, 2021.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Currency Exchange Risk

The currency of the primary economic environment in which our operations are conducted is the U.S. dollar. Most of our revenues and approximately 65% of our expenses and capital expenditures, as well as the repayment of our 2021 Notes in 2021, are and were incurred in dollars, and a significant source of our financing has been provided in U.S. dollars. Since the dollar is the functional currency, monetary items maintained in currencies other than the dollar are remeasured using the rate of exchange in effect at the balance sheet dates and non-monetary items are remeasured at historical exchange rates. Revenue and expense items are remeasured at the average rate of exchange in effect during the period in which they occur. Foreign currency translation gains or losses are recognized in the statement of operations.

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

	March 31,		December 31,
	2022	2021	2021
Average rate for period	3.197	3.268	3.230
Rate at period-end	3.176	3.334	3.110

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15f and 15d-15f under the Exchange Act) that occurred during the quarter ended March 31, 2022 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not involved in any material legal proceedings.

Item 1A. Risk Factors

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Date	Filed or Furnished Herewith
1.1	Letter Amendment dated May 2, 2022	8-K	001-33357	1.1	May 2, 2022
3.1	Certificate of Incorporation of the Company	8-K	001-33357	3.1	April 1, 2016
3.2	Amendment to Certificate of Incorporation of the Company	Def 14A	001-33357	Appen. A	July 1, 2016
3.3	Second Amendment to Certificate of Incorporation of the Company	Def 14A	001-33357	Appen. A	October 17, 2018
3.4	Third Amendment to Certificate of Incorporation of the Company	8-K	001-33357	3.1	December 19, 2019
3.5	Bylaws of the Company	8-K	001-33357	3.2	April 1, 2016
4.1	Form of Restricted Stock Agreement/Notice	8-K	001-33357	4.1	July 18, 2012
4.2	Description of Capital Stock	10-K	001-33357	4.7	March 12, 2020
4.3	Form of Warrant	8-K	001-33357	4.1	March 12, 2020
4.4†	Form of Stock Option Agreement (Executives)	10-Q	001-33357	4.8	August 10, 2020
4.5	Form of Stock Option Agreement (Standard)	10-Q	001-33357	4.9	August 10, 2020
4.6	Indenture, dated as of August 24, 2021, between Protalix BioTherapeutics, Inc., the guarantors party thereto, The Bank of New York Mellon Trust Company, N.A., as trustee and Wilmington Savings Fund Society, FSB, as collateral agent	8-K	001-33357	4.2	August 26, 2021
4.7	Form of Exchange Note (2024)	8-K	001-33357	4.3	August 26, 2021

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Certification of Chief Executive Officer	X
32.2	18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Certification of Chief Financial Officer	X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	COVER PAGE INTERACTIVE DATA FILE (formatted as Inline XBRL and contained in Exhibit 101).
† Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROTALIX BIOTHERAPEUTICS, INC.
(Registrant)

Date: May 16, 2022	By:	/s/ Dror Bashan
Dror Bashan President and Chief Executive Officer (Principal Executive Officer)

Date: May 16, 2022	By:	/s/ Eyal Rubin
Eyal Rubin Senior Vice President and Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)