Form 10-Q
period 2022-06-30
Protalix BioTherapeutics, Inc.
filed 2022-08-15
CIK 1006281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

On August 12, 2022, approximately 49,753,409 shares of the Registrant’s common stock, $0.001 par value, were outstanding.

FORM 10-Q

		Page
	PART I – FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets (Unaudited) – As of June 30, 2022 and December 31, 2021	2
	Condensed Consolidated Statements of Operations (Unaudited) – For the Six and Three Months Ended June 30, 2022 and 2021	3
	Condensed Consolidated Statements of Changes in Stockholders’ Equity (Capital Deficiency) (Unaudited) – For the Six and Three Months Ended June 30, 2022 and 2021	4
	Condensed Consolidated Statements of Cash Flows (Unaudited) – For the Six Months ended June 30, 2022 and 2021	5
	Notes to Condensed Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29
Item 4.	Controls and Procedures	29
	PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	31
Item 1A.	Risk Factors	31
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31
Item 3.	Defaults Upon Senior Securities	31
Item 4.	Mine Safety Disclosures	31
Item 5.	Other Information	31
Item 6.	Exhibits	31
Signatures		33

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

PROTALIX BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands)

(Unaudited)

	June 30, 2022	December 31, 2021

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$12,492	$38,985
Short-term bank deposits	16,082	-
Accounts receivable – Trade	2,022	3,442
Other assets	2,597	1,285
Inventories	16,507	17,954
Total current assets	$49,700	$61,666

NON-CURRENT ASSETS:
Funds in respect of employee rights upon retirement	$1,403	$2,077
Property and equipment, net	4,768	4,962
Operating lease right of use assets	4,769	4,960
Total assets	$60,640	$73,665

LIABILITIES NET OF CAPITAL DEFICIENCY

CURRENT LIABILITIES:
Accounts payable and accruals:
Trade	$6,991	$6,986
Other	12,663	16,433
Operating lease liabilities	1,083	1,207
Contracts liability	10,223	8,550
Total current liabilities	$30,960	$33,176

LONG TERM LIABILITIES:
Convertible notes	$28,033	$27,887
Contracts liability	5,895	11,790
Liability for employee rights upon retirement	1,748	2,472
Operating lease liabilities	3,893	4,376
Total long term liabilities	$39,569	$46,525
Total liabilities	$70,529	$79,701

COMMITMENTS

CAPITAL DEFICIENCY	(9,889)	(6,036)
Total liabilities net of capital deficiency	$60,640	$73,665

The accompanying notes are an integral part of the condensed consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(U.S. dollars in thousands, except share and per share data)

(Unaudited)

	Six Months Ended		Three Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
REVENUES FROM SELLING GOODS	$12,410	$7,754	$3,382	$3,243
REVENUES FROM LICENSE AND R&D SERVICES	12,428	9,993	5,371	3,184
TOTAL REVENUE	24,838	17,747	8,753	6,427
COST OF GOODS SOLD (1)	(10,121)	(9,498)	(4,087)	(4,733)
RESEARCH AND DEVELOPMENT EXPENSES (2)	(16,346)	(14,811)	(7,579)	(7,689)
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (3)	(5,765)	(6,309)	(2,611)	(3,171)
OPERATING LOSS	(7,394)	(12,871)	(5,524)	(9,166)
FINANCIAL EXPENSES	(1,242)	(4,240)	(623)	(2,203)
FINANCIAL INCOME	1,016	344	813	128
FINANCIAL INCOME (EXPENSES), NET	(226)	(3,896)	190	(2,075)
OTHER INCOME	-	51	-	-
NET LOSS FOR THE PERIOD	$(7,620)	$(16,716)	$(5,334)	$(11,241)
LOSS PER SHARE OF COMMON STOCK – BASIC AND DILUTED	$(0.16)	$(0.39)	$(0.11)	$(0.25)
WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK
USED IN COMPUTING LOSS PER SHARE – BASIC AND DILUTED	46,589,976	42,744,426	47,327,952	45,436,907
(1) Includes share-based compensation	$22	$152	$28	$43
(2) Includes share-based compensation	$161	$370	$85	$160
(3) Includes share-based compensation	$941	$872	$175	$375

The accompanying notes are an integral part of the condensed consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ EQUITY (CAPITAL DEFICIENCY)

(U.S. dollars in thousands, except share data)

(Unaudited)

			Additional
	Common	Common	Paid-In	Accumulated
	Stock (1)	Stock	Capital	Deficit	Total
	Number of
	Shares	Amount
Balance at January 1, 2021	34,765,280	$35	$320,280	$(347,352)	$(27,037)
Changes during the six-month period ended June 30, 2021:
Issuance of common stock, net of issuance cost	8,749,999	9	37,616		37,625
Issuance of common stock under the Sales Agreement, net	1,867,552	2	8,573		8,575
Share-based compensation related to stock options			832		832
Share-based compensation related to restricted stock awards			562		562
Exercise of warrants	173,816	*			*
Net loss for the period				(16,716)	(16,716)
Balance at June 30, 2021	45,556,647	$46	$367,863	$(364,068)	$3,841
Balance at January 1, 2022	45,556,647	$46	$368,852	$(374,934)	$(6,036)
Changes during the six-month period ended June 30, 2022:
Issuance of common stock under the Sales Agreement, net	2,395,823	3	2,638		2,641
Share-based compensation related to stock options			293		293
Share-based compensation related to restricted stock awards	759,482	*	831		831
Exercise of warrants	1,000	*	2		2
Net loss for the period				(7,620)	(7,620)
Balance at June 30, 2022	48,712,952	$49	$372,616	$(382,554)	$(9,889)
Balance at March 31, 2021	45,382,831	$46	$367,285	$(352,827)	$14,504
Changes during the three-month period ended June 30, 2021:
Share-based compensation related to stock options			322		322
Share-based compensation related to restricted stock awards			256		256
Exercise of warrants	173,816	*			*
Net loss for the period				(11,241)	(11,241)
Balance at June 30, 2021	45,556,647	$46	$367,863	$(364,068)	$3,841
Balance at March 31, 2022	46,316,129	$46	$369,688	$(377,220)	$(7,486)
Changes during the three-month period ended June 30, 2022:
Issuance of common stock under the Sales Agreement, net	2,395,823	3	2,638		2,641
Share-based compensation related to stock options			144		144
Share-based compensation related to restricted stock awards			144		144
Exercise of warrants	1,000	*	2		2
Net loss for the period				(5,334)	(5,334)
Balance at June 30, 2022	48,712,952	$49	$372,616	$(382,554)	$(9,889)

*Represents an amount equal to less than $1.

(1) Common stock, $0.001 par value; Authorized – as of June 30, 2022 and 2021 - 120,000,000 shares.

The accompanying notes are an integral part of the condensed consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

(Unaudited)

	Six Months Ended
	June 30, 2022	June 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,620)	$(16,716)
Adjustments required to reconcile net loss to net cash used in operating activities:
Share-based compensation	1,124	1,394
Depreciation	538	574
Financial income, net (mainly exchange differences)	(952)	(121)
Changes in accrued liability for employee rights upon retirement	(449)	70
Loss (gain) on amounts funded in respect of employee rights upon retirement	16	(56)
Gain on sale of fixed assets	-	(51)
Amortization of debt issuance costs and debt discount	146	1,928
Changes in operating assets and liabilities:
Increase (decrease) in contracts liability (including non-current portion)	(2,644)	12,268
Decrease (increase) in accounts receivable and other assets	76	(1,587)
Changes in right of use assets	(3)	94
Decrease (increase) in inventories	1,447	(558)
Decrease in accounts payable and accruals	(4,864)	(544)
Decrease in other long term liabilities	-	(13)
Net cash used in operating activities	$(13,185)	$(3,318)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in bank deposits	$(16,000)	$(37,835)
Proceeds from sale of short-term deposits	-	15,000
Purchase of property and equipment	(357)	(667)
Proceeds from sale of property and equipment	-	53
Decrease in restricted deposit	-	359
Amounts paid (funded) in respect of employee rights upon retirement, net	457	(54)
Net cash used in investing activities	$(15,900)	$(23,144)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment for promissory note	-	$(4,086)
Proceeds from issuance of common stock and warrants, net	-	37,625
Proceeds from issuance of common stock under the Sales Agreement, net	$2,641	8,575
Exercise of warrants	2	-
Net cash provided by financing activities	$2,643	$42,114
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	$(51)	$(35)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(26,493)	15,617
BALANCE OF CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	38,985	18,265
BALANCE OF CASH AND CASH EQUIVALENTS AT END OF PERIOD	$12,492	$33,882

The accompanying notes are an integral part of the condensed consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

(Unaudited)

(Continued) – 2

	Six Months Ended
	June 30, 2022	June 30, 2021
SUPPLEMENTARY INFORMATION ON INVESTING AND FINANCING ACTIVITIES NOT INVOLVING CASH FLOWS:
Purchase of property and equipment	$81	$372
Right of use assets obtained in exchange for new operating lease liabilities	$99	$232

SUPPLEMENTARY DISCLOSURE ON CASH FLOWS
Interest paid	$1,120	$2,172
Interest received	$93	$307

The accompanying notes are an integral part of the condensed consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

a.	General

Protalix BioTherapeutics, Inc. (collectively with its subsidiaries, the “Company”) and its wholly-owned subsidiaries, Protalix Ltd. and Protalix B.V. (collectively, the “Subsidiaries”), are biopharmaceutical companies focused on the development and commercialization of recombinant therapeutic proteins based on the Company’s proprietary ProCellEx® protein expression system (“ProCellEx”). To date, the Company has successfully developed taliglucerase alfa (marketed under the name BioManguinhos alfataliglicerase in Brazil, Uplyso® in certain other Latin American countries and Elelyso® in the rest of the territories) for the treatment of Gaucher disease that has been approved for marketing in the United States, Brazil, Israel and other markets. The Company has a number of product candidates in varying stages of the clinical development process. The Company’s strategy is to develop proprietary recombinant proteins that are therapeutically superior to existing recombinant proteins currently marketed for the same indications.

The most advanced investigational drug in the Company’s product pipeline is pegunigalsidase alfa, or PRX-102, a therapeutic protein candidate for the treatment of Fabry disease, a rare, genetic lysosomal disorder, which is the subject of a phase III clinical program. The PRX-102 phase III clinical program includes three separate studies, referred to as the BALANCE study, the BRIDGE study and the BRIGHT study, each of which has been completed. The studies were designed to evaluate the potential for improved efficacy and better quality of life for adult patients with Fabry disease and to evaluate the safety of the Company’s drug/therapy. In addition, the phase III clinical program includes two extension studies in which subjects that participated in the Company’s phase I/II clinical trials and phase III clinical trials may enroll and continue to be treated with PRX-102.

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

On April 28, 2021, the Company, together with Chiesi, announced the receipt of a Complete Response Letter (CRL) from the U.S. Food and Drug Administration (the “FDA”) regarding the biologics license application (“BLA”) for PRX-102 for the treatment of adult patients with Fabry disease. The PRX-102 BLA was submitted to the FDA on May 27, 2020 under the FDA’s Accelerated Approval pathway, and was subsequently accepted by the FDA and granted Priority Review designation. The CRL did not report any concerns relating to the potential safety or efficacy of PRX-102 in the submitted data package. In the CRL, the FDA noted that an inspection of the Company’s manufacturing facility in Carmiel, Israel, including the FDA’s subsequent assessment of any related FDA findings, is required before the FDA can approve a resubmitted BLA. Due to travel restrictions, the FDA was unable to conduct the required inspection during the review cycle. The FDA explained in the letter that it will continue to monitor the public health situation as well as travel restrictions, and is actively working to define an approach for scheduling outstanding inspections. With respect to the third-party facility in Europe at which fill and finish processes are performed for PRX-102, due to the novel coronavirus disease (“COVID-19”), the FDA reviewed records under Section 704(a)(4) of the U.S. Federal Food, Drug, and Cosmetic Act (the “FFDCA”) in lieu of a pre-licensing inspection. In the CRL, the FDA stated that it will communicate remaining issues to the facility in order to seek prompt resolution of any pending items. In addition to the foregoing, in the CRL, the FDA noted that Fabrazyme® (agalsidase beta), a therapy used to treat Fabry patients (marketed by Sanofi after the acquisition of Genzyme), was recently converted to full approval and is now an “available therapy,” which must be addressed in the context of any potential resubmission of a BLA for PRX-102.

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

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

BALANCE study. The Company intends to continue to work collaboratively with the FDA to resolve the issues noted in the CRL and provide a new, alternative drug to Fabry patients.

In addition to PRX-102, the Company’s product pipeline currently includes, among other candidates:

(1)	alidornase alfa, or PRX-110, a proprietary plant cell recombinant human Deoxyribonuclease 1, or DNase, which has successfully completed a phase II efficacy and safety study; the Company is continuing to evaluate potential strategic marketing partnerships and collaboration programs with biotechnology and pharmaceutical companies for this product candidate for various respiratory indications;
(2)	PRX-115, the Company’s plant cell-expressed recombinant PEGylated uricase (urate oxidase) – a chemically modified enzyme to treat severe gout; and
(3)	PRX-119, the Company’s plant cell-expressed PEGylated recombinant human DNase I product candidate being designed to elongate half-life in the circulation for NETs-related diseases.

Obtaining marketing approval with respect to any product candidate in any country is dependent on the Company’s ability to implement the necessary regulatory steps required to obtain such approvals. The Company cannot reasonably predict the outcome of these activities.

On July 2, 2021, the Company entered into an At The Market Offering Agreement (the “Sales Agreement”) with H.C. Wainwright & Co., LLC, as the Company’s sales agent (the “Agent”) which was amended on May 2, 2022. Pursuant to the terms of the Sales Agreement, the Company may sell from time to time through the Agent shares of its common stock, par value $0.001 per share (the “Common Stock”), having an aggregate offering price of up to $20.0 million (the “ATM Shares”). Upon execution of the Sales Agreement, the Company terminated the ATM Equity OfferingSM Sales Agreement it had entered into on October 1, 2020 with BofA Securities, Inc. (“BofA Securities”). During the term of the sales agreement with BofA Securities, the Company sold a total of 3,296,123 shares of Common Stock for total gross proceeds of approximately $13.8 million. As of June 30, 2022, shares of Common Stock for total gross proceeds of approximately $17.2 million remain available to be sold under the Sales Agreement.

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

Since its approval by the FDA, taliglucerase alfa has been marketed by Pfizer Inc. (“Pfizer”) under the initial Exclusive License and Supply Agreement (the “Pfizer Agreement”). In October 2015, Protalix Ltd. and Pfizer entered into an amended exclusive license and supply agreement (the “Amended Pfizer Agreement”) pursuant to which the Company sold to Pfizer its share in the collaboration created under the Pfizer Agreement for the commercialization of Elelyso. As part of the sale, the Company agreed to transfer its rights to Elelyso in Israel to Pfizer while gaining full rights to it in Brazil. Under the Amended Pfizer Agreement, Pfizer is entitled to all of the revenues, and is responsible for 100% of expenses globally for Elelyso, excluding Brazil where the Company is responsible for all expenses and retains all revenues.

On June 18, 2013, the Company entered into a Supply and Technology Transfer Agreement (the “Brazil Agreement”) with Fundação Oswaldo Cruz (“Fiocruz”), an arm of the Brazilian Ministry of Health (the “Brazilian MoH”), for taliglucerase alfa. Fiocruz’s purchases of BioManguinhos alfataliglicerase to date have been significantly below certain agreed-upon purchase milestones and, accordingly, the Company has the right to terminate the Brazil Agreement. Notwithstanding the termination right, the Company is, at this time, continuing to supply BioManguinhos alfataliglicerase to Fiocruz and patients continue to be treated with BioManguinhos alfataliglicerase in Brazil.

COVID-19, which was declared by the World Health Organization to be a global pandemic on March 11, 2020, has had numerous adverse effects on the global economy. To date, the Company’s clinical trials have not been adversely affected by COVID-19, although certain practices the Company adopted during the earlier stages of the pandemic in its offices and facilities in an effort to promote social distancing resulted in minor delays in the performance of administrative activities outside of the clinical programs. The Company does not know the length of time that the pandemic and related disruptions will continue, the impact of governmental regulations or easement of regulations in response to the strengthening or weakening of the pandemic, or the degree of overall potentially permanent changes in consumer behavior that may be caused by the pandemic.

The Company believes that its cash and cash equivalents and short-term bank deposits as of June 30, 2022 are sufficient to satisfy the Company’s capital needs for at least 12 months from the date that these financial statements are issued. In addition, under the terms of the Company’s outstanding 7.50% Senior Secured Convertible Notes due 2024 (the “2024 Notes”), the Company is required to maintain a minimum cash balance of at least $7.5 million.

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

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

c.	Loss per share

Basic and diluted loss per share (“LPS”) are computed by dividing net loss by the weighted average number of shares of Common Stock attributable to common stockholders outstanding for each period. The calculation of diluted LPS does not include 32,960,732 and 32,982,043 shares of Common Stock underlying outstanding options and shares of Common Stock issuable upon conversion of the outstanding 2024 Notes and the exercise of outstanding warrants for the three and six months ended June 30, 2022, respectively, and 25,874,641 and 26,322,164 shares of Common Stock underlying outstanding options and shares of Common Stock issuable upon conversion of the Company’s then outstanding 7.50% Senior Secured Convertible Notes due 2021 (the “2021 Notes”) and the exercise of outstanding warrants for the three and six months ended June 30, 2021, respectively, because their effect would be anti-dilutive.

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

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Revenue from additional research and development services ordered by Chiesi is recognized over time using the cost-to-cost method.

3.	Revenue from R&D services

Revenue from the research and development services is recognized over time using the cost-to-cost method since the customer benefits from the research and development services as the entity performs the service.

NOTE 2 - INVENTORIES

Inventories at June 30, 2022 and December 31, 2021 consisted of the following:

	June 30,	December 31,
(U.S. dollars in thousands)	2022	2021
Raw materials	$3,304	$3,166
Work in progress	3,296	3,262
Finished goods	9,907	11,526
Total inventory	$16,507	$17,954

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

As of June 30, 2022, the carrying amounts of short-term deposits approximate their fair values due to the stated interest rates, which approximate market rates.

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Based on a Level 3 measurement, as of June 30, 2022, the fair value of the $28.75 million aggregate principal amount of the Company’s outstanding 2024 Notes is approximately $32.3 million. The value of these notes was estimated by implementing the binomial model. The liability component was valued based on the Income Approach. The following parameters were used:

2024 Notes
Stock price (USD)	1.09
Expected term	2.18
Risk free rate	2.94%
Volatility	75.34%
Yield	13.85%

NOTE 4 – REVENUES

The following table summarizes the Company’s disaggregation of revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
(U.S. dollars in thousands)	2022	2021	2022	2021
Pfizer	$3,382	$2,237	$6,738	$6,748
Brazil	$-	$988	$5,454	$988
Chiesi	$-	$18	$218	$18
Total revenues from selling goods	$3,382	$3,243	$12,410	$7,754
Revenues from license and R&D services	$5,371	$3,184	$12,428	$9,993

NOTE 5 – SHARE CAPITAL

a)	Authorized Capital

On June 30, 2022, the Company held its 2022 Annual Meeting of Stockholders (the “Annual Meeting”). At the Annual Meeting, the Company’s stockholders, among other matters, approved an amendment to the Company’s Certificate of Incorporation, as amended, to increase the number of shares of Common Stock authorized for issuance from 120,000,000 to 144,000,000 (the “Charter Amendment”). The Charter Amendment was filed with the Secretary of State of the State of Delaware on August 2, 2022.

b)	Stock based compensation
1)	On February 25, 2022, the Company granted, with the approval of the Company’s compensation committee, the following:
I.

637,531 shares of restricted Common Stock to its President, Chief Executive Officer under the Company’s Amended and Restated 2006 Employee Stock Incentive Plan, as amended (the “Plan”). The Company estimated the fair value of the restricted stock on the date of grant to be approximately $523,000.

II.

121,951 shares of restricted Common Stock to its Sr. Vice President, Chief Financial Officer under the Plan. The Company estimated the fair value of the restricted stock on the date of grant to be approximately $100,000.

2)

On June 30, 2022, the Company granted 10-year options to purchase 40,000 shares of Common Stock to a new director serving on the Company’s Board of Directors under the Plan. The options have an exercise price equal to $1.09 per share and vest over a four-year period in 16 equal quarterly increments. Vesting of the options granted to the director is subject to automatic acceleration in full upon a Corporate Transaction or a Change in Control, as those terms are defined in the Plan, and are subject to certain other terms and

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

conditions. The Company estimated the fair value of the options on the date of grant using the Black-Scholes option-pricing model to be approximately $32,000 based on the following weighted average assumptions: share price equal to $1.09; dividend yield of 0% for all years; expected volatility of 85.95%; risk-free interest rate of 3.025%; and expected life of six years.

3)

At the Annual Meeting, the Company’s stockholders, among other matters, adopted amendments to the Plan to increase the number of shares of Common Stock available under the Plan from 5,725,171 shares to 8,475,171 shares and to amend certain other terms of the Plan.

c)	At-the-Market (ATM) Offering

During the quarter ended June 30, 2022, the Company sold, in the aggregate, 2,395,823 shares of Common Stock under the Sales Agreement. The Company generated aggregate gross proceeds equal to approximately $2.8 million in connection with such sales.

NOTE 6 – SUBSEQUENT EVENTS

On August 1, 2022, the Company granted 10-year options to purchase 160,000 shares of Common Stock to a new employee of the Company under the Plan. The options have an exercise price equal to $1.06 per share and vest over a four-year period in 16 equal quarterly increments. The Company estimated the fair value of the options on the date of grant using the Black-Scholes option-pricing model to be approximately $124,000 based on the following weighted average assumptions: share price equal to $1.06; dividend yield of 0% for all years; expected volatility of 85.95%; risk-free interest rate of 2.65%; and expected life of six years.

During July and August 2022, the Company sold, in the aggregate, 1,040,457 shares of Common Stock under the Sales Agreement. The Company generated aggregate gross proceeds equal to approximately $1,152,650 in connection with such sales.

On July 17, 2022, the Company collected approximately $1.1 million from sales to Pfizer. On July 18, 2022, the Company collected approximately $1.1 million from expense reimbursements in connection with its collaboration with Chiesi.

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

Examples of the risks and uncertainties include, but are not limited to, the following:

●risks related to the timing and progress of the preparation of a BLA resubmission for PRX-102 addressing the CRL;
●risks related to the timing, progress and likelihood of final approval by the FDA and the EMA of a resubmitted BLA and of an MAA, respectively, for PRX-102, and, if approved, whether the use of PRX-102 will be commercially successful;
●likelihood that the FDA, EMA or other applicable health regulatory authorities will approve an alternative dosing regimen;
●failure or delay in the commencement or completion of our preclinical studies and clinical trials, which may be caused by several factors, including: slower than expected rates of patient recruitment; unforeseen safety issues; determination of dosing issues; lack of effectiveness during clinical trials; inability to satisfactorily demonstrate non-inferiority to approved therapies; inability or unwillingness of medical investigators and institutional review boards to follow our clinical protocols; inability to monitor patients adequately during or after treatment
●the risk that the FDA, EMA, or other foreign regulatory authorities may not accept or approve a marketing application we file for any of our product candidates, and other risks relating to the review process;
●risks associated with the COVID-19 outbreak and variants which may adversely impact our business, preclinical studies and clinical trials;
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
●risks relating to our ability to maintain and manage our relationship with our collaborators, distributors or partners, including, but not limited to, Pfizer and Chiesi;
●risks related to the amount and sufficiency of our cash and cash equivalents;

●risks relating to our ability to make scheduled payments of the principal of, to pay interest on or to refinance our outstanding notes or any other indebtedness;
●risks relating to changes to interim, topline or preliminary data from clinical trials that we announce or publish;
●risk of significant lawsuits, including stockholder litigation, which is common in the life sciences sector;
●our dependence on performance by third-party providers of services and supplies, including without limitation, clinical trial services;
●delays in our preparation and filing of applications for regulatory approval; the inherent risks and uncertainties in developing drug platforms and products of the type we are developing;
●the impact of development of competing therapies and/or technologies by other companies and institutions;
●potential product liability risks, and risks of securing adequate levels of product liability and other necessary insurance coverage;
●risks related to our supply of drug product to Pfizer;
●risks related to our expectations with respect to the potential commercial value of our product and product candidates;
●risks relating to the compliance by Fiocruz with its purchase obligations under our supply and technology transfer agreement, which may have a material adverse effect on us and may also result in the termination of such agreement;
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

Recent Company Developments

●On June 30, 2022, we held our Annual Meeting at which our stockholders: (1) elected the six persons nominated by our Board of Directors to serve as directors of our Company; (2) approved, on a non-binding, advisory basis, the compensation of our named executive officers; (3) adopted the amendments to the Plan to increase the number of shares of common stock available under the plan from 5,725,171 shares to 8,475,171 shares and to amend certain other terms of the Plan; (4) approved the Charter Amendment; and (5) ratified the appointment of Kesselman & Kesselman, Certified Public Accountants (Isr.), a member of PricewaterhouseCoopers International Limited, as our independent registered public accounting firm for the fiscal year ending December 31, 2022. The Charter Amendment was filed with the Secretary of State of the State of Delaware on August 2, 2022.
●On June 30, 2022, Shmuel “Muli” Ben Zvi, Ph.D. joined our Board of Directors. Dr. Ben Zvi is the new Chairman of the Audit Committee and is also serving on the Compensation Committee.

In light of recent developments relating to the COVID-19 pandemic, the focus of healthcare providers and hospitals on fighting the virus, and consistent with the FDA’s updated industry guidance for conducting clinical trials issued on March 18, 2020, we and our contract research organizations have made certain adjustments to the operation of our clinical trials in an effort to ensure the monitoring and safety of patients and minimize risk to trial integrity during the pandemic and generally, and we may need to make adjustments again in the future.

We are in close contact with our principal investigators and clinical sites and our clinical research organizations, which are primarily located in the United States and Europe, and to date, the COVID-19 pandemic has had a minimal effect on the performance of the phase III clinical trials of PRX-102 as many of the patients were already treated in home care settings. We were able to complete all three of the clinical trials.

We will continue to evaluate the impact of the COVID-19 pandemic and its variants on our business as we learn more and the impact of COVID-19 on our industry becomes more clear. We intend to continuously assess the impact of COVID-19 on our extension trials, expected timelines and costs.

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

Plant Cell Production Advantages

ProCellEx®: Protalix’s Differentiated Plant Cell Protein Expression Platform

Product Pipeline

Pegunigalsidase Alfa (PRX-102) for the Treatment of Fabry Disease

PRX-102 is our lead product candidate and we expect it to be the primary subject of our development efforts in the short-term. It is our proprietary, investigational, plant cell culture expressed enzyme, and a chemically modified stabilized version of, the recombinant α-Galactosidase-A protein, a lysosomal enzyme, under development for the treatment of Fabry disease. Fabry disease is a serious life-threatening rare genetic disorder. Fabry patients lack α-galactosidase-A resulting in the progressive accumulation of abnormal deposits of a fatty substance called globotriaosylceramide, or Gb3, in blood vessel walls throughout their body. The abnormal storage of Gb3 increases with time. The ultimate consequences of Gb3 deposition range from episodes of pain and impaired peripheral sensation to end-organ failure, particularly of the kidneys, but also of the heart and the cerebrovascular system. Fabry disease occurs in one person per 40,000 to 60,000 males. The global market for Fabry disease was approximately $1.9 billion in 2021, and forecasted to be approximately $2.1 billion in 2022, and is forecasted to grow at a CAGR of approximately 10% from 2020-2027.

On February 7, 2022, the PRX-102 MAA was submitted to, and subsequently validated by, the EMA. The submission was made after the October 8, 2021 meeting we held, together with Chiesi, with the Rapporteur and Co-Rapporteur of the EMA regarding PRX-102. At the meeting, we and Chiesi discussed the scope of the anticipated MAA submission for the European Union, and the Rapporteur and Co-Rapporteur were generally supportive of the planned MAA submission. The MAA submission includes a comprehensive set of preclinical, clinical and manufacturing data compiled from our completed and ongoing clinical studies evaluating PRX-102 as a potential treatment of Fabry disease in adults. The submission is supported by the 12–month interim data analysis generated from our phase III BALANCE clinical trial of PRX-102, which was released in June 2021. Data generated from the completed phase III BRIDGE clinical trial, the phase I/II clinical trial in naive or untreated patients, and from the extension studies with 1 mg/kg every two weeks were also included in the filing. In addition, the MAA includes data from the completed 12–month switch–over phase III BRIGHT clinical trial of adult patients treated with the 2 mg/kg every 4 weeks dosage.

The initial BLA submitted on May 27, 2020 included a comprehensive set of preclinical, clinical and manufacturing data compiled from our completed phase I/II clinical trial of PRX-102, including the related extension study succeeding our phase I/II clinical trial, interim clinical data from our BRIDGE study and safety data from our on-going clinical studies of PRX-102 in adult patients receiving 1 mg/kg every other week.

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

Key Trials and Design

Our clinical development program is designed to show that PRX-102 has a potential clinical benefit in adult Fabry patient populations when compared to currently marketed Fabry disease enzymes, agalsidase beta and agalsidase alfa. In preclinical studies, PRX-102 showed significantly longer half-life due to higher enzyme stability, enhanced activity in Fabry disease affected organs leading to reduction of the accumulated substrate and reduced immunogenicity, which together can potentially lead to improved efficacy through increased substrate clearance and significantly lower formation of anti-drug antibodies, or ADAs. Providing a meaningful improvement in the health and quality of life for Fabry patients being treated with PRX-102 represents a significant potential market opportunity.

Our phase III clinical program of PRX-102 for the treatment of Fabry disease includes three individual studies; the BALANCE study, the BRIDGE study and the BRIGHT study, all of which have been completed. In 2015, we completed a phase I/II clinical trial of PRX-102, which was a dose range study in ERT-naïve adult Fabry patients. In the phase III clinical program, we are studying two potential dosing regimens for PRX-102; 1 mg/kg every two weeks, with the potential for improved efficacy and safety, offering an alternative to existing enzyme replacement therapies, and 2 mg/kg every four weeks, which has the potential to lower treatment burden versus existing treatments and provide a better quality of life for Fabry patients.

Patients that completed the BALANCE, BRIDGE and BRIGHT studies, and the extension of the phase I/II study, were offered the opportunity to continue PRX-102 treatment in one of two long-term open-label extension studies. Currently, 126 subjects that participated in the our PRX-102 clinical program have opted, with the advice of the treating physician, to continue PRX-102 treatment in one of our long-term extension studies; 10 subjects that completed an extension study from the phase I/II clinical trial, 18 subjects that completed the BRIDGE study; 69 subjects that completed the BALANCE study; and 29 subjects that completed the BRIGHT study. Of the 29 subjects that completed the BRIGHT study that enrolled in a long-term extension study, 26 of them are being treated with 2 mg/kg of PRX-102 every 4 weeks, with a total exposure of more than 100 patient years in the aggregate, and two are being treated with 1 mg/kg every two weeks.

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

Phase III BALANCE Study

The pivotal BALANCE study was a 24-month, randomized, double blind, active control study of PRX-102 in adult Fabry patients with deteriorating renal function that was designed to evaluate the safety and efficacy of 1 mg/kg of PRX-102 administered every two weeks compared to agalsidase beta (Fabrazyme). The study was completed in October 2021, and topline results from the study were announced in April 2022. The clinical study report (CSR) for the BALANCE study was since completed and the final analysis confirmed the positive topline results and favorable tolerability profile. A total of 78 patients who were previously treated with agalsidase beta for at least one year with an estimated glomerular filtration rate (eGFR) slope at screening worse than -2 mL/min/1.73 m2/year were enrolled in the study. Patients were randomized on a 2:1 ratio for switching to PRX-102 or continuing on agalsidase beta. A total of 77 patients were treated; 52 with PRX-102 and 25 with agalsidase beta. Approximately 40% of the enrolled patients were female.

The primary endpoint of the BALANCE study is the comparison in the annualized rate of decline of eGFR slope between the agalsidase beta and PRX-102 treatment arms. eGFR is considered a reliable and accepted test to measure kidney function and stage of kidney disease. Additional parameters evaluated include: cardiac assessment, Lyso-Gb3 (a biomarker for monitoring Fabry patients during therapy), pain, quality of life, immunogenicity, Fabry Clinical Events, pharmacokinetics and other parameters.

As part of the September 2021 Type A End-of-Review meeting, the FDA, in principle, agreed that the proposed analysis of the BALANCE study demonstrating non-inferiority to agalsidase beta to be included in the data package for the PRX-102 BLA resubmission has the potential to support the approval of PRX-102 for the treatment of Fabry disease. Given the changed regulatory landscape in the United States with the full approval of agalsidase beta in March 2021 based on clinical endpoints, the primary analysis of the BALANCE study was changed from superiority to non-inferiority, as demonstrating superiority is no longer required under FDA guidelines. The primary endpoint of the BALANCE study compared the eGFR annualized changes (slope) between the two treatment arms in the intent-to-treat (ITT) analysis set (77 patients). The study met its pre-specified primary endpoint and demonstrated that PRX-102 was statistically non-inferior to agalsidase beta.

The median (95% confidence interval) of the eGFR slope in the PRX-102 arm was -2.514 mL/min/1.73 m2/year (-3.788, -1.240) and -2.155 mL/min/1.73 m2/year (-3.805, -0.505) in the agalsidase beta arm, demonstrating a large overlap in the confidence intervals of the two arms. The difference in medians (95% confidence interval) is -0.359 mL/min/1.73 m2/year (-2.444, 1.726). The prespecified non-inferiority margin was met. Topline results in the PP analysis set (72 patients) are consistent with the ITT results, with difference in medians (95% confidence interval) of -0.118 mL/min/1.73 m2/year (-2.450, 2.213).

The study population (ITT analysis set) was composed of 47 males (61.0%) and 30 females (39.0%), with a mean (range) age of 44.3 (18-60) years. The mean duration of prior treatment with agalsidase beta was approximately six years. At baseline, mean (SD) eGFR was 73.69 ml/min/1.73m2 (20.32) and median eGFR was 74.51 ml/min/1.73m2; mean (SD) eGFR slope was -8.10 mL/min/1.73 m2/year (5.92) and median eGFR slope was -7.25 ml/min/1.73m2/year.

Forty-seven (90.4%) patients in the PRX-102 arm experienced at least one treatment-emergent adverse event (TEAE) compared to 24 (96.0%) in the agalsidase beta arm. The number of events adjusted to 100 years of exposure is 572.36 events for the PRX-102 arm and 816.85 events for the agalsidase beta arm.

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

Assessment of anti-PRX-102 antibodies or anti-agalsidase beta antibodies, respectively, in the study indicated that, for the PRX-102 arm, 18 (34.6%) patients were ADA-positive at baseline, of which 17 (94.4%) had neutralizing antibody activity. For the agalsidase beta arm, eight (32.0%) patients were ADA-positive at baseline, of which seven (87.5%) had neutralizing antibody activity. At the end of the two-year study, 11 (23.4%) patients receiving PRX-102 were ADA-positive, of which seven (63.6%) had neutralizing antibody activity, while in the agalsidase beta arm six (26.1%) were ADA-positive and all six (100%) had neutralizing antibody activity.

Out of the 78 randomized patients, six patients discontinued the study: out of the five (9.4%) from the PRX-102 arm, one patient withdrew consent prior to the first infusion, two discontinued due to personal reasons, and two due to adverse events (one due to an unrelated adverse event and one due to a treatment-related adverse event); one (4%) patient from the agalsidase beta arm discontinued for personal reasons. There were no deaths in this study.

Considering that in the trial, patients in the PRX-102 arm were exposed for the first time to the novel enzyme tolerability data appear favorable for PRX-102 and in line with what was observed in the previous clinical studies of PRX-102.

Of the patients that completed the trial from both the PRX-102 and agalsidase beta treatment arms, 69 have opted, with the advice of the treating physician, to receive PRX-102 1 mg/kg every other week in a long-term open-label extension study (NCT03566017).

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

PRX-102 was well-tolerated in the BRIDGE study, with all adverse events being transient in nature without sequelae. Of the 22 patients enrolled in the BRIDGE study, the majority of TEAEs were mild or moderate in severity, with two patients (9.1%) withdrawing from the therapy due to hypersensitivity reaction that was resolved. The most common moderate TEAEs were nasopharyngitis, headache and dyspnea.

An immunogenicity assessment indicated that four out of 20 patients (20%) developed persistent ADAs over the course of the study, of which two had neutralizing activity.

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

Of the patients that completed the trial, 18 have opted, with the advice of the treating physician, to continue receiving PRX-102 1 mg/kg every other week in a long-term open-label extension study (NCT03566017).

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

We announced final results from the BRIGHT study in March 2022. The results indicate that 2 mg/kg of PRX-102 administered by intravenous infusion every four weeks was well tolerated, and Fabry disease assessed by eGFR slope and plasma lyso-Gb3 was stable throughout PRX-102 treatment in adult Fabry patients. None of the patients without ADAs at screening developed treatment-induced ADAs following the switch to PRX-102 treatment.

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

COVID-19 Impact on PRX-102 Clinical Trials

To date, the COVID-19 pandemic has had a minimal effect on the performance of the phase III clinical trials of PRX-102 as many of the patients were already treated in home care settings. We were able to complete all three studies. In a minimal amount of cases, patients that completed a trial were not able to be transferred into an extension study due to the pandemic restrictions, and, accordingly, the main trial was prolonged for the patients to permit the continuation of treatment.

Phase I/II Study

Our phase I/II clinical trial of PRX-102, which we completed in 2015, was a worldwide, multi-center, open-label, dose ranging study designed to evaluate the safety, tolerability, pharmacokinetics, immunogenicity and efficacy parameters of PRX-102 in adult patients with Fabry disease. Sixteen adult, naïve Fabry patients (9 male and 7 female) completed the trial, each in one of three dosing groups, 0.2 mg/kg, 1 mg/kg and 2 mg/kg. Each patient received IV infusions of PRX-102 every two weeks for 12 weeks, with efficacy follow-up after six-month and twelve-month periods. A majority of the patients who completed the trial opted to continue receiving PRX-102 in an open-label, 60-month extension study under which all patients were switched to receive 1 mg/kg of the drug, the selected dose for our BALANCE and BRIDGE studies.

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

On May 13, 2021, we signed a binding term sheet with Chiesi pursuant to which we and Chiesi amended the Chiesi Agreements in order to provide our company with near-term capital. Chiesi agreed to make a $10.0 million payment to us before the end of the second quarter of 2021 in exchange for a $25.0 million reduction in a longer term regulatory milestone payment provided in the Chiesi EX-US Agreement. All other regulatory and commercial milestone payments remain unchanged. We received the payment in June 2021. We also agreed to negotiate certain manufacturing related matters.

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

We maintain distribution rights to Elelyso in Brazil through a supply and technology transfer agreement with Fiocruz, an arm of the Brazilian MoH.

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

Uricase (PRX-115)

PRX-115 is our plant cell-expressed recombinant PEGylated uricase (urate oxidase) – a chemically modified enzyme under development for the potential treatment of severe gout. Gout is the most common inflammatory arthritis in the United States, affecting an estimated 9.2 million adults. Gout is caused by factors that elevate serum uric acid, or sUA, levels, which may include diet or genetic predisposition and environmental factors leading to hyperuricemia and tissue deposition of monosodium urate crystals, tophi, in joints and soft tissues, causing acute and chronic inflammation, and is characterized by recurrent flares. Gout flares lead to substantial morbidity by causing severe pain, reduced quality of life, decreased physical function, increased healthcare costs, and lost economic productivity. Furthermore, gout is strongly associated with metabolic syndrome, and may contribute to myocardial infarction, type 2 diabetes mellitus, chronic kidney disease, or CKD, and premature mortality.

Severe gout is generally described as a state of gout in which there is he presence of monosodium urate crystals with any of the following: frequent recurrent gout flares, chronic gouty arthritis, subcutaneous tophi or imaging disease elements of gout. An estimated approximately 2% of the gout population is considered to have chronic refractory disease, and we believe the frequency of severe gout is even higher.

Currently available urate-lowering therapies, or ULTs, can be effective in treating gout. However, we believe that new effective, safe therapies are needed to treat severe gout and chronic refractory gout regardless of treatment history. One treatment option may be a therapeutic use of the uricase enzyme which converts uric acid to allantoin, which is easily eliminated through urine. The uricase enzyme does not exist naturally in humans. To date, two variants of recombinant uricases are approved for marketing: (i) Krystexxa® (Pegloticase) for treatment of chronic gout refractory to conventional therapy (gout patients that have contraindication/failure of other lowering uric acid treatments) and (ii) Elitek®, indicated for the treatment of tumor lysis syndrome but not gout. Both have a black box warning for anaphylaxis, induce strong immunogenic reactions and have other major side-effects. In particular, 89% of patients treated with Krystexxa developed an immunogenic response associated with a failure to maintain normalization of serum uric acid levels over a 6-month therapy cycle. In addition, a recent phase IV study demonstrates that co-treatment with Krystexxa and methotrexate increases efficacy and tolerability in patients with uncontrolled gout. Krystexxa is no longer marketed in the European Union for commercial reasons.

We use ProCellEx to express an optimized recombinant uricase enzyme under development for the potential treatment of severe gout which we are designing to lower uric acid levels while having low immunogenicity and increased half-life in the circulation. Pre-clinical data demonstrates stable PK profile and long half-life, low immunogenic risk and high specific activity supporting the potential of PRX-115 to be a safe and effective treatment for severe gout. We initiated toxicity studies of PRX-115 in the first quarter of 2022.

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

Intellectual Property

A key element of our overall strategy is to establish a broad portfolio of patents to protect our proprietary technology, proprietary product and product candidates and their methods of use. As of June 30, 2022, we hold a broad portfolio of over 80 patents in Europe, the United States, Israel and additional countries worldwide, as well as over 30 pending patent applications.

Scientific Presentations

The five poster presentations listed below were available at the 2022 Program: 7th Update on Fabry Disease: Biomarkers, Progression and Treatment Opportunities. The program was supported by Kidneys for Life, a Registered UK Charitable Organization (Manchester, UK), and took place May 29, 2022 through May 31, 2022.

“Safety and Efficacy of Pegunigalsidase Alfa vs Agalsidase Beta on Renal Function in Fabry Disease: 24-Month Results from the Phase III Randomized, Double-blind, BALANCE Study”

“Long-term Safety and Efficacy of Pegunigalsidase Alfa: A Multicenter Extension Study in Adult Patients with Fabry Disease”

“Tolerability and Infusion Duration of Pegunigalsidase Alfa in Patients with Fabry Disease: Data from 5 Completed Clinical Trials”

“Switching from Agalsidase Alfa to Pegunigalsidase Alfa to Treat Patients with Fabry Disease: 1 Year of Treatment Data from BRIDGE, a Phase 3 Open-label Study”

“Safety and Efficacy of Pegunigalsidase Alfa Administered Every 4 Weeks in Patients with Fabry Disease: Results from the Phase 3, Open-label, BRIGHT Study”

Research & Development

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

Results of Operations

Three months ended June 30, 2022 compared to the three months ended June 30, 2021

Revenues from Selling Goods

We recorded revenues from selling goods of $3.4 million during the three months ended June 30, 2022, an increase of $0.2 million, or 6%, compared to revenues of $3.2 million for the three months ended June 30, 2021. The increase of $1.1 million in sales to Pfizer, resulting from timing differences, was partially offset by a decrease of $1.0 million in sales to Brazil.

Revenues from License and R&D Services

We recorded revenues from license and R&D services of $5.4 million for the three months ended June 30, 2022, an increase of $2.2 million, or 69%, compared to revenues of $3.2 million for the three months ended June 30, 2021. Revenues from license and R&D services are comprised primarily of revenues we recognized in connection with the Chiesi Agreements.

Cost of Goods Sold

Cost of goods sold was $4.1 million for the three months ended June 30, 2022, a decrease of $0.6 million, or 13%, from cost of goods sold of $4.7 million for the three months ended June 30, 2021. The decrease in cost of goods sold was primarily the result of decreased manufacturing costs due to higher yields and lower wastage.

Research and Development Expenses

For the three months ended June 30, 2022, our total research and development expenses were approximately $7.6 million comprised of approximately $4.4 million in subcontractor-related expenses, approximately $1.6 million of salary and related expenses, approximately $0.7 million of materials-related expenses and approximately $0.9 million of other expenses. For the three months ended June 30, 2021, our total research and development expenses were approximately $7.7 million comprised of approximately $5.1 million in subcontractor-related expenses, approximately $1.6 million of salary and related expenses, approximately $0.2 million of materials-related expenses and approximately $0.8 million of other expenses.

Total decrease in research and developments expenses was $0.1 million, or 1%, from the three months ended June 30, 2022 compared to the three months ended June 30, 2021.

We expect research and development expenses to continue to be our primary expense as we enter into a more advanced stage of preclinical and clinical trials for certain of our product candidates.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $2.6 million for the three months ended June 30, 2022, a decrease of $0.6 million, or 19%, compared to $3.2 million for the three months ended June 30, 2021. The decrease was primarily due to a decrease in salary-related and selling costs.

Financial Expenses, Net

Financial income, net were $0.2 million for the three months ended June 30, 2022, compared to financial expenses, net of $2.1 million for the three months ended June 30, 2021. The decrease resulted primarily from lower interest and debt amortization costs due to a decrease in our outstanding notes from an aggregate principal amount of $57.92 million of 2021 Notes to an aggregate principal amount of $28.75 million of 2024 Notes, and an increase in the exchange rate of New Israeli Shekels for U.S. Dollars over the period.

Six months ended June 30, 2022 compared to the six months ended June 30, 2021

Revenues from Selling Goods

We recorded revenues from selling goods of $12.4 million during the six months ended June 30, 2022, an increase of $4.6 million, or 59%, compared to revenues of $7.8 million for the six months ended June 30, 2021. The increase resulted primarily from an increase of $4.5 million in sales to Brazil.

Revenues from License and R&D Services

We recorded revenues from license and R&D services of $12.4 million for the six months ended June 30, 2022, an increase of $2.4 million, or 24%, compared to revenues of $10.0 million for the six months ended June 30, 2021. Revenues from license and R&D services are comprised primarily of revenues we recognized in connection with the Chiesi Agreements.

Cost of Goods Sold

Cost of goods sold was $10.1 million for the six months ended June 30, 2022, an increase of $0.6 million, or 6%, from cost of goods sold of $9.5 million for the six months ended June 30, 2021. The increase in cost of goods sold was due primarily to an increase in sales of goods which was partially offset by higher production yields.

Research and Development Expenses

For the six months ended June 30, 2022, our total research and development expenses were approximately $16.3 million comprised of approximately $10.2 million in subcontractor-related expenses, approximately $3.7 million of salary and related expenses, approximately $0.9 million of materials-related expenses and approximately $1.5 million of other expenses. For the six months ended June 30, 2021, our total research and development expenses were approximately $14.8 million comprised of approximately $9.4 million in subcontractor-related expenses, approximately $3.6 million of salary and related expenses, approximately $0.4 million of materials-related expenses and approximately $1.4 million of other expenses.

The increase in research and developments expenses of $1.5 million, or 10%, from the six months ended June 30, 2022 compared to the six months ended June 30, 2021 resulted primarily from a $0.8 million increase in subcontractor-related expenses in connection with regulatory submissions for PRX-102, and a $0.5 million increase in materials-related expenses.

We expect research and development expenses to continue to be our primary expense as we enter into a more advanced stage of preclinical and clinical trials for certain of our product candidates.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $5.8 million for the six months ended June 30, 2022, a decrease of $0.5 million, or 8%, compared to $6.3 million for the six months ended June 30, 2021. The decrease resulted primarily from a decrease in salary-related expenses.

Financial Expenses, Net

Financial expenses, net were $0.2 million for the six months ended June 30, 2022, a decrease of $3.7 million, or 95%, compared to $3.9 million for the six months ended June 30, 2021. The decrease resulted primarily from lower interest and debt amortization costs due to a decrease in our outstanding notes from an aggregate principal amount of $57.92 million of 2021 Notes to an aggregate principal amount of $28.75 million of 2024 Notes, and an increase in the exchange rate of New Israeli Shekels for U.S. Dollars over the period.

Liquidity and Capital Resources

Our sources of liquidity include our cash balances and bank deposits. At June 30, 2022, we had $28.6 million in cash and cash equivalents and short term bank deposits. We have primarily financed our operations through equity and debt financings, business collaborations, and grants funding.

During the year ended December 31, 2021, we raised gross proceeds equal to approximately $8.8 million from sales of common stock under our ATM program through the sale of 1,867,552 shares of our common stock. In addition, we raised gross proceeds of approximately $40.2 million from a public offering of our common stock before deducting the underwriting discount and estimated expenses of the offering. In connection with the offering, we issued 8,749,999 shares of our common stock at a purchase price per share of $4.60. During the six months ended June 30, 2022, we raised gross proceeds equal to approximately $2.8 million from sales of common stock under our ATM program through the sale of 2,395,823 shares of our common stock.

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

The 2024 Notes were issued pursuant to the Indenture dated as of August 24, 2021 between us, the guarantors party thereto, The Bank of New York Mellon Trust Company, N.A., as trustee and Wilmington Savings Fund Society, FSB, as collateral agent, or the 2024 Indenture. Interest on the Notes are payable semi-annually at a rate of 7.50% per annum. The 2024 Notes will mature on September 1, 2024, unless earlier purchased, converted, exchanged or redeemed, and are guaranteed by our subsidiaries. The 2024 Notes are secured by perfected liens on all of our assets, including those of our subsidiaries. Under the terms of the 2024 Indenture, we are required to comply with certain covenants, including the requirement to maintain a minimum cash balance of at least $7.5 million. Failure to comply with such covenants may result in an event of default under the 2024 Indenture and, accordingly, may result in the acceleration of the payment of the notes or in additional interest payments. As of June 30, 2022, we were in compliance with all covenants.

We believe that our cash and cash equivalents and short-term bank deposits as of June 30, 2022 are sufficient to satisfy our capital needs for at least 12 months from the date that these financial statements are issued.

Cash Flows

Net cash used in operations was $13.2 million for the six months ended June 30, 2022. The net loss for the six months ended June 30, 2022 of $7.6 million was increased by a $2.6 million decrease in contracts liability, a $4.9 million decrease in accounts payable and accruals and $1.0 million financial income, net (mainly exchange differences), and was partially offset by a $1.4 million decrease in inventories and a $1.1 million in share-based compensation. Net cash used in investing activities for the six months ended June 30, 2022 was $15.9 million and consisted primarily of investment in bank deposits. Net cash provided by financing activities was $2.6 million resulting mainly from the sale of common stock under our ATM program.

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

We expect to finance our future cash needs through corporate collaborations, licensing or similar arrangements, public or private equity offerings and/or debt financings. We currently do not have any commitments for future external funding, except with respect to the development-related payments and milestone payments that may become payable under the Chiesi Agreements. On July 2, 2021, we entered into the Sales Agreement in connection with a new ATM program, as amended on May 2, 2022, pursuant to which we may sell from time to time through the Agent ATM Shares having an aggregate offering price of up to $20.0 million. On the same date, we terminated our former ATM program. As of June 30, 2022, shares of Common Stock for total gross proceeds of approximately $17.2 million remain available to be sold under the Sales Agreement.

Effects of Currency Fluctuations

Currency fluctuations could affect us through increased or decreased acquisition costs for certain goods and services and salaries expenses. We do not believe currency fluctuations have had a material effect on our results of operations during the six months ended June 30, 2022 and June 30, 2021.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of each of June 30, 2022 and June 30, 2021.

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

	June 30,		December 31,
	2022	2021	2021
Average rate for period	3.272	3.265	3.230
Rate at period-end	3.500	3.260	3.110

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15f and 15d-15f under the Exchange Act) that occurred during the quarter ended June 30, 2022 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not involved in any material legal proceedings.

Item 1A. Risk Factors

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Date	Filed or Furnished Herewith
3.1	Certificate of Incorporation of the Company	8-K	001-33357	3.1	April 1, 2016
3.2	Amendment to Certificate of Incorporation of the Company	Def 14A	001-33357	Appen. A	July 1, 2016
3.3	Second Amendment to Certificate of Incorporation of the Company	Def 14A	001-33357	Appen. A	October 17, 2018
3.4	Third Amendment to Certificate of Incorporation of the Company	8-K	001-33357	3.1	December 19, 2019
3.5	Fourth Amendment to Certificate of Incorporation of the Company					X
3.6	Bylaws of the Company	8-K	001-33357	3.2	April 1, 2016
4.1	Form of Restricted Stock Agreement/Notice	8-K	001-33357	4.1	July 18, 2012
4.2	Description of Capital Stock	10-K	001-33357	4.7	March 12, 2020
4.3	Form of Warrant	8-K	001-33357	4.1	March 12, 2020
4.4†	Form of Stock Option Agreement (Executives)	10-Q	001-33357	4.8	August 10, 2020
4.5	Form of Stock Option Agreement (Standard)	10-Q	001-33357	4.9	August 10, 2020
4.6	Indenture, dated as of August 24, 2021, between Protalix BioTherapeutics, Inc., the guarantors party thereto, The Bank of New York Mellon Trust Company, N.A., as trustee and Wilmington Savings Fund Society, FSB, as collateral agent	8-K	001-33357	4.2	August 26, 2021
4.7	Form of Exchange Note (2024)	8-K	001-33357	4.3	August 26, 2021

10.1†	Amended and Restated Pro BioTherapeutics, Inc. 2006 Stock Incentive Plan, as amended	S-8	s	4.1	July 14, 2022
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Certification of Chief Executive Officer					X
32.2	18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Certification of Chief Financial Officer					X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	COVER PAGE INTERACTIVE DATA FILE (formatted as Inline XBRL and contained in Exhibit 101).
† Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROTALIX BIOTHERAPEUTICS, INC.
(Registrant)

Date: August 15, 2022	By:	/s/ Dror Bashan
Dror Bashan President and Chief Executive Officer (Principal Executive Officer)

Date: August 15, 2022	By:	/s/ Eyal Rubin
Eyal Rubin Senior Vice President and Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)