Form 10-Q
period 2022-09-30
Protalix BioTherapeutics, Inc.
filed 2022-11-14
CIK 1006281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

On November 10, 2022, approximately 50,665,598 shares of the Registrant’s common stock, $0.001 par value, were outstanding.

FORM

10-Q

		Page
	PART I – FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets (Unaudited) – As of September 30, 2022 and December 31, 2021	2
	Condensed Consolidated Statements of Operations (Unaudited) – For the Nine and Three Months Ended September 30, 2022 and 2021	3
	Condensed Consolidated Statements of Changes in Stockholders’ Equity (Capital Deficiency) (Unaudited) – For the Nine and Three Months Ended September 30, 2022 and 2021	4
	Condensed Consolidated Statements of Cash Flows (Unaudited) – For the Nine Months ended September 30, 2022 and 2021	5
	Notes to Condensed Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29
Item 4.	Controls and Procedures	30
	PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	31
Item 1A.	Risk Factors	31
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31
Item 3.	Defaults Upon Senior Securities	31
Item 4.	Mine Safety Disclosures	31
Item 5.	Other Information	31
Item 6.	Exhibits	32
Signatures		34

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

PROTALIX BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands)

(Unaudited)

	September 30, 2022	December 31, 2021

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$10,720	$38,985
Short-term bank deposits	10,091	-
Accounts receivable – Trade	8,651	3,442
Other assets	1,736	1,285
Inventories	14,562	17,954
Total current assets	$45,760	$61,666

NON-CURRENT ASSETS:
Funds in respect of employee rights upon retirement	$1,418	$2,077
Property and equipment, net	4,677	4,962
Operating lease right of use assets	4,854	4,960
Total assets	$56,709	$73,665

LIABILITIES NET OF CAPITAL DEFICIENCY

CURRENT LIABILITIES:
Accounts payable and accruals:
Trade	$5,639	$6,986
Other	12,870	16,433
Operating lease liabilities	1,000	1,207
Contracts liability	14,793	8,550
Total current liabilities	$34,302	$33,176

LONG TERM LIABILITIES:
Convertible notes	$28,111	$27,887
Contracts liability	-	11,790
Liability for employee rights upon retirement	1,779	2,472
Operating lease liabilities	4,031	4,376
Total long term liabilities	$33,921	$46,525
Total liabilities	$68,223	$79,701

COMMITMENTS

CAPITAL DEFICIENCY	(11,514)	(6,036)
Total liabilities net of capital deficiency	$56,709	$73,665

The accompanying notes are an integral part of the condensed consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(U.S. dollars in thousands, except share and per share data)

(Unaudited)

	Nine Months Ended		Three Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
REVENUES FROM SELLING GOODS	$21,222	$12,260	$8,812	$4,506
REVENUES FROM LICENSE AND R&D SERVICES	17,799	17,541	5,371	7,548
TOTAL REVENUE	39,021	29,801	14,183	12,054
COST OF GOODS SOLD (1)	(17,195)	(13,201)	(7,074)	(3,703)
RESEARCH AND DEVELOPMENT EXPENSES (2)	(23,732)	(22,093)	(7,386)	(7,282)
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (3)	(8,613)	(9,263)	(2,848)	(2,954)
OPERATING LOSS	(10,519)	(14,756)	(3,125)	(1,885)
FINANCIAL EXPENSES	(1,879)	(6,613)	(639)	(2,410)
FINANCIAL INCOME	1,211	403	197	96
FINANCIAL EXPENSES, NET	(668)	(6,210)	(442)	(2,314)
OTHER INCOME	-	51	-	-
NET LOSS FOR THE PERIOD	$(11,187)	$(20,915)	$(3,567)	$(4,199)
LOSS PER SHARE OF COMMON STOCK – BASIC AND DILUTED	$(0.24)	$(0.48)	$(0.07)	$(0.09)
WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK
USED IN COMPUTING LOSS PER SHARE – BASIC AND DILUTED	47,582,733	43,761,769	49,498,105	45,556,647
(1) Includes share-based compensation	$58	$217	$36	$65
(2) Includes share-based compensation	$275	$524	$114	$154
(3) Includes share-based compensation	$1,213	$1,216	$272	$344

The accompanying notes are an integral part of the condensed consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ EQUITY (CAPITAL DEFICIENCY)

(U.S. dollars in thousands, except share data)

(Unaudited)

			Additional
	Common	Common	Paid-In	Accumulated
	Stock (1)	Stock	Capital	Deficit	Total
	Number of
	Shares	Amount
Balance at January 1, 2021	34,765,280	$35	$320,280	$(347,352)	$(27,037)
Changes during the nine-month period ended September 30, 2021:
Issuance of common stock, net of issuance cost	8,749,999	9	37,616		37,625
Issuance of common stock under the Sales Agreement, net	1,867,552	2	8,573		8,575
Share-based compensation related to stock options			1,176		1,176
Share-based compensation related to restricted stock awards			781		781
Exercise of warrants	173,816	*			*
Reacquisition of equity component of convertible notes			(12,019)		(12,019)
Equity component of convertible notes, net of transaction costs			12,027		12,027
Net loss for the period				(20,915)	(20,915)
Balance at September 30, 2021	45,556,647	$46	$368,434	$(368,267)	$213
Balance at January 1, 2022	45,556,647	$46	$368,852	$(374,934)	$(6,036)
Changes during the nine-month period ended September 30, 2022:
Issuance of common stock under the Sales Agreement, net	3,841,479	4	4,157		4,161
Share-based compensation related to stock options			592		592
Share-based compensation related to restricted stock awards	759,482	*	954		954
Exercise of warrants	1,000	*	2		2
Net loss for the period				(11,187)	(11,187)
Balance at September 30, 2022	50,158,608	$50	$374,557	$(386,121)	$(11,514)
Balance at June 30, 2021	45,556,647	$46	$367,863	$(364,068)	$3,841
Changes during the three-month period ended September 30, 2021:
Reacquisition of equity component of convertible notes			(12,019)		(12,019)
Equity component of convertible notes, net of transaction costs			12,027		12,027
Share-based compensation related to stock options			344		344
Share-based compensation related to restricted stock awards			219		219
Net loss for the period				(4,199)	(4,199)
Balance at September 30, 2021	45,556,647	$46	$368,434	$(368,267)	$213
Balance at June 30, 2022	48,712,952	$49	$372,616	$(382,554)	$(9,889)
Changes during the three-month period ended September 30, 2022:
Issuance of common stock under the Sales Agreement, net	1,445,656	1	1,519		1,520
Share-based compensation related to stock options			298		298
Share-based compensation related to restricted stock awards			124		124
Net loss for the period				(3,567)	(3,567)
Balance at September 30, 2022	50,158,608	$50	$374,557	$(386,121)	$(11,514)

*Represents an amount equal to less than $1.

(1) Common stock, $0.001 par value; Authorized – as of September 30, 2022 and 2021 – 144,000,000 and 120,000,000 shares, respectively.

The accompanying notes are an integral part of the condensed consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

(Unaudited)

	Nine Months Ended
	September 30, 2022	September 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,187)	$(20,915)
Adjustments required to reconcile net loss to net cash used in operating activities:
Share-based compensation	1,546	1,957
Depreciation	811	859
Financial income, net (mainly exchange differences)	(1,083)	118
Changes in accrued liability for employee rights upon retirement	(391)	100
Loss (gain) on amounts funded in respect of employee rights upon retirement	6	(75)
Gain on sale of fixed assets	-	(51)
Loss on extinguishment of convertible notes	-	831
Amortization of debt issuance costs and debt discount	224	2,569
Changes in operating assets and liabilities:
Increase (decrease) in contracts liability (including non-current portion)	(5,547)	13,945
Increase in accounts receivable-trade and other assets	(5,692)	(4,075)
Changes in operating lease right of use assets	(30)	168
Decrease (increase) in inventories	3,392	(1,648)
Increase (decrease) in accounts payable and accruals	(4,438)	1,070
Decrease in other long term liabilities	-	(51)
Net cash used in operating activities	$(22,389)	$(5,198)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in bank deposits	$(16,000)	$(37,835)
Proceeds from sale of short-term deposits	6,000	20,000
Purchase of property and equipment	(415)	(1,011)
Proceeds from sale of property and equipment	-	53
Decrease in restricted deposit	-	359
Amounts paid (funded) in respect of employee rights upon retirement, net	427	(81)
Net cash used in investing activities	$(9,988)	$(18,515)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment for convertible notes redemption and transactions costs	-	$(25,990)
Payment for promissory note	-	(4,086)
Proceeds from issuance of common stock and warrants, net	-	37,625
Proceeds from issuance of common stock under the Sales Agreement, net	$4,161	8,575
Exercise of warrants	2	-
Net cash provided by financing activities	$4,163	$16,124
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	$(51)	$(34)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(28,265)	(7,623)
BALANCE OF CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	38,985	18,265
BALANCE OF CASH AND CASH EQUIVALENTS AT END OF PERIOD	$10,720	$10,642

The accompanying notes are an integral part of the condensed consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

(Unaudited)

(Continued) – 2

	Nine Months Ended
	September 30, 2022	September 30, 2021
SUPPLEMENTARY INFORMATION ON INVESTING AND FINANCING ACTIVITIES NOT INVOLVING CASH FLOWS:
Purchase of property and equipment	$205	$387
Operating lease right of use assets obtained in exchange for new operating lease liabilities	$396	$309
Transactions costs in connection with the exchange of convertible notes	$-	$774

SUPPLEMENTARY DISCLOSURE ON CASH FLOWS
Interest paid	$2,198	$3,288
Interest received	$136	$445

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

On November 9, 2022, the Company, together with its development and commercialization partner for PRX-102, Chiesi Farmaceutici S.p.A. (“Chiesi”), resubmitted to the U.S. Food and Drug Administration (the “FDA”) a biologics license application (“BLA”) for PRX-102 for the potential treatment of adult patients with Fabry disease. The initial BLA for PRX-102 was submitted to the FDA on May 27, 2020 under the FDA’s Accelerated Approval pathway, and was subsequently accepted by the FDA and granted Priority Review designation. However, in April 2021, the FDA issued a Complete Response Letter (CRL) in response to the initial BLA. In preparation for the BLA resubmission, the Company and Chiesi participated in a Type A (End of Review) meeting with the FDA on September 9, 2021. As part of the meeting minutes provided by the FDA, which included the preliminary comments and meeting discussion, the FDA, in principle, agreed that the data package proposed to the FDA for a BLA resubmission has the potential to support a traditional approval of PRX-102 for the treatment of Fabry disease. The data package in the BLA resubmission, given the change in the regulatory landscape in the United States, includes the final two-year analyses of the Company’s phase III BALANCE clinical trial of PRX-102 (the “BALANCE study”), which were completed in July 2022, and long-term data from the Company’s open-label extension study of PRX-102 in adult patients treated with a 2 mg/kg every four weeks dosage of PRX-102.

On February 7, 2022, the Company, together with Chiesi, submitted a Marketing Authorization Application (“MAA”) for PRX-102 to the European Medicines Agency (“EMA”) which was subsequently validated by the EMA. The submission was made after the October 8, 2021 meeting the Company held, together with Chiesi, with the Rapporteur and Co-Rapporteur of the EMA regarding PRX-102.

The MAA submission includes a comprehensive set of preclinical, clinical and manufacturing data compiled from the Company’s completed and ongoing clinical studies evaluating PRX-102 as a potential alternation treatment for adult patients with Fabry disease. The submission was supported by the 12–month interim data analysis generated from the BALANCE study. Data generated from the Company’s completed phase III BRIDGE clinical trial (the “BRIDGE study”), the Company’s phase I/II clinical trial in naive or untreated patients, and from the Company’s extension studies with 1 mg/kg every two weeks were also included in the submission. In addition, the MAA includes data from the Company’s completed 12–month switch–over phase III BRIGHT clinical trial in adult patients with Fabry disease treated with a 2 mg/kg every four weeks dosage (the “BRIGHT study”) to support an additional potential treatment regimen for Fabry patients. As part of the EMA review process, Chiesi and the Company received the Day 120 list of questions in June 2022, and the full response package thereto was submitted to the EMA in September 2022 (following a 3-month clock-stop period). An essential portion of the response included the submission of the final analysis of the two-year

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

BALANCE study (the final Clinical Study Report), and an interim analysis of the Company’s long-term, open-label extension study of PRX-102 in adult patients with Fabry disease treated with the 2 mg/kg every four weeks dosage.

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

On July 2, 2021, the Company entered into an At The Market Offering Agreement (the “Sales Agreement”) with H.C. Wainwright & Co., LLC, as the Company’s sales agent (the “Agent”) which was amended on May 2, 2022. Pursuant to the terms of the Sales Agreement, the Company may sell from time to time through the Agent shares of its common stock, par value $0.001 per share (the “Common Stock”), having an aggregate offering price of up to $20.0 million (the “ATM Shares”). Upon execution of the Sales Agreement, the Company terminated the ATM Equity OfferingSM Sales Agreement it had entered into on October 1, 2020 with BofA Securities, Inc. (“BofA Securities”). During the term of the sales agreement with BofA Securities, the Company sold a total of 3,296,123 shares of Common Stock for total gross proceeds of approximately $13.8 million. As of September 30, 2022, shares of Common Stock for total gross proceeds of approximately $15.6 million remain available to be sold under the Sales Agreement.

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

The novel coronavirus disease (“COVID-19”), which was declared by the World Health Organization to be a global pandemic on March 11, 2020, has had numerous adverse effects on the global economy. To date, the Company’s clinical trials have not been adversely affected by COVID-19, although certain practices the Company adopted during the earlier stages of the pandemic in its offices and facilities in an effort to promote social distancing resulted in minor delays in the performance of administrative activities outside of the clinical programs. The Company does not know the length of time that the pandemic and related disruptions will continue, the impact of governmental regulations or easement of regulations in response to the strengthening or weakening of the pandemic, or the degree of overall potentially permanent changes in consumer behavior that may be caused by the pandemic.

The Company believes that its cash and cash equivalents and short-term bank deposits as of September 30, 2022 are sufficient to satisfy the Company’s capital needs for at least 12 months from the date that these financial statements are issued. In addition, under the terms of the Company’s outstanding 7.50% Senior Secured Convertible Notes due 2024 (the “2024 Notes”), the Company is required to maintain a minimum cash balance of at least $7.5 million.

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

Basic and diluted loss per share (“LPS”) are computed by dividing net loss by the weighted average number of shares of Common Stock attributable to common stockholders outstanding for each period. The calculation of diluted LPS does

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

not include 33,922,624 and 33,295,154 shares of Common Stock underlying outstanding options and shares of Common Stock issuable upon conversion of the outstanding 2024 Notes and the exercise of outstanding warrants for the three and nine months ended September 30, 2022, respectively, and 27,962,842 and 26,847,081 shares of Common Stock underlying outstanding options and shares of Common Stock issuable upon conversion of the Company’s then outstanding 7.50% Senior Secured Convertible Notes due 2021 (the “2021 Notes”) and the exercise of outstanding warrants for the three and nine months ended September 30, 2021, respectively, because their effect would be anti-dilutive.

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

NOTE 2 - INVENTORIES

Inventories at September 30, 2022 and December 31, 2021 consisted of the following:

	September 30,	December 31,
(U.S. dollars in thousands)	2022	2021
Raw materials	$3,664	$3,166
Work in progress	2,619	3,262
Finished goods	8,279	11,526
Total inventory	$14,562	$17,954

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

As of September 30, 2022, the carrying amounts of short-term deposits approximate their fair values due to the stated interest rates, which approximate market rates.

Based on a Level 3 measurement, as of September 30, 2022, the fair value of the $28.75 million aggregate principal amount of the Company’s outstanding 2024 Notes is approximately $30.9 million. The value of these notes was estimated by implementing the binomial model. The liability component was valued based on the Income Approach. The following parameters were used:

2024 Notes
Stock price (USD)	1.04
Expected term	1.92
Risk free rate	4.26%
Volatility	75.32%
Yield	14.18%

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4 – REVENUES

The following table summarizes the Company’s disaggregation of revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
(U.S. dollars in thousands)	2022	2021	2022	2021
Pfizer	$4,541	$1,135	$11,279	$7,883
Brazil	$1,708	$3,200	$7,162	$4,188
Chiesi	$2,563	$171	$2,781	$189
Total revenues from selling goods	$8,812	$4,506	$21,222	$12,260
Revenues from license and R&D services	$5,371	$7,548	$17,799	$17,541

NOTE 5 – SHARE CAPITAL

a)	Authorized Capital

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

2)	On June 30, 2022, the Company’s stockholders, among other matters, adopted amendments to the Plan to increase the number of shares of Common Stock available under the Plan from 5,725,171 shares to 8,475,171 shares and to amend certain other terms of the Plan.
3)	On June 30, 2022, the Company granted 10-year options to purchase 40,000 shares of Common Stock to a new director serving on the Company’s Board of Directors under the Plan. The options have an exercise price equal to $1.09 per share and vest over a four-year period in 16 equal quarterly increments. Vesting of the options granted to the director is subject to automatic acceleration in full upon a Corporate Transaction or a Change in Control, as those terms are defined in the Plan, and are subject to certain other terms and conditions. The Company estimated the fair value of the options on the date of grant using the Black-Scholes option-pricing model to be approximately $32,000.
4)

On August 1, 2022, the Company granted 10-year options to purchase 160,000 shares of Common Stock to a new employee of the Company under the Plan. The options have an exercise price equal to $1.06 per share and vest over a four-year period in 16 equal quarterly increments. The Company estimated the fair value of the options on the date of grant using the Black-Scholes option-pricing model to be approximately $124,000.

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5)

On September 7, 2022, the Company granted, with the approval of the Company’s compensation committee, 10-year options to purchase 3,280,000 shares of Common Stock, in the aggregate, to certain of the Company’s officers, directors and other employees under the Plan. The options have an exercise price equal to $1.03 per share and vest over a four-year period in 16 equal quarterly increments. Vesting of the options granted to executive officers and directors is subject to automatic acceleration in full upon a Corporate Transaction or a Change in Control, as those terms are defined in the Plan, and are subject to certain other terms and conditions. The Company estimated the aggregate fair value of the options on the date of grant using the Black-Scholes option-pricing model to be approximately $2.5 million.

The fair value of each option granted is estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

Stock price (USD)	1.03
Exercise price (USD)	1.03
Risk free rate	3.32%
Volatility	85.94%
Dividend yield	0%
Expected life (Years)	6

c)	At-the-Market (ATM) Offering

During the nine and three months ended September 30, 2022, the Company sold, in the aggregate, 3,841,479 and 1,445,656 shares of Common Stock, respectively, under the Sales Agreement. The Company generated aggregate gross proceeds equal to approximately $4.4 million and $1.6 million, respectively, in connection with such sales.

NOTE 6 – COMMITMENTS

On August 29, 2022, the Company entered into a Fill/Finish Agreement (the “F/F Agreement”) and a Letter Agreement (the “Letter Agreement”), in each case with Chiesi. The Company agreed to supply Chiesi with drug substance for PRX-102 and, following relevant technology and technical information transfer activities, Chiesi has agreed, among other things, to provide the Company with commercial fill/finish services for PRX-102, including to support the anticipated global launch of PRX-102. The F/F Agreement shall continue in force until December 31, 2025, unless terminated earlier in accordance with the terms of the F/F Agreement and the term may be extended by mutual agreement for an additional period of seven years upon mutual written agreement prior to expiration of the initial term.

NOTE 7 – SUBSEQUENT EVENTS

During October and November 2022, the Company sold, in the aggregate, 506,990 shares of Common Stock under the Sales Agreement. The Company generated aggregate gross proceeds equal to approximately $530,442 in connection with such sales.

On October 13, 2022, the Company collected approximately 1.7 million from sales to Brazil. In October and November 2022, the Company collected approximately $2.3 million, in the aggregate, from sales to Pfizer. On October 26, 2022, the Company collected approximately $1.2 million from expense reimbursements in connection with its collaboration with Chiesi.

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

Examples of the risks and uncertainties include, but are not limited to, the following:

●the risk that the FDA will find that the resubmitted BLA for PRX-102 is incomplete or not properly reviewable at the time of submission and, accordingly, refuse to file the resubmitted BLA or request additional information;
●risks related to the acceptance by the FDA of the resubmitted BLA for PRX-102, and the timing, progress and likelihood of final approval by the FDA and the EMA of the resubmitted BLA and of the MAA, respectively, for PRX-102, and, if approved, whether the use of PRX-102 will be commercially successful;
●likelihood that the FDA, EMA or other applicable health regulatory authorities will approve an alternative dosing regimen;
●risks associated with the COVID-19 outbreak and variants which may adversely impact our business, preclinical studies and clinical trials;
●failure or delay in the commencement or completion of our preclinical studies and clinical trials, which may be caused by several factors, including: slower than expected rates of patient recruitment; unforeseen safety issues; determination of dosing issues; lack of effectiveness during clinical trials; inability to satisfactorily demonstrate non-inferiority to approved therapies; inability or unwillingness of medical investigators and institutional review boards to follow our clinical protocols; and inability to monitor patients adequately during or after treatment; and/or lack of sufficient funding to finance our clinical trials;
●the risk that the FDA, EMA, or other foreign regulatory authorities may not accept or approve a marketing application we file for any of our other product candidates, and other risks relating to the review process;
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
●risks related to the amount and sufficiency of our cash and cash equivalents and short-term bank deposits;

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

Recent Company Developments

●On November 9, 2022, we, together with Chiesi, resubmitted the BLA for PRX-102 for the potential treatment of adult patients with Fabry disease.
●On August 29, 2022, we entered into the F/F Agreement and the Letter Agreement, in each case with Chiesi.

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

Plant Cell Production Advantages

ProCellEx®: Protalix’s Differentiated Plant Cell Protein Expression Platform

Product Pipeline

Pegunigalsidase Alfa (PRX-102) for the Treatment of Fabry Disease

PRX-102 is our lead product candidate and we expect it to be the primary subject of our development efforts in the short-term. It is our proprietary, investigational, plant cell culture expressed enzyme, and a chemically modified stabilized version of, the recombinant α-Galactosidase-A protein, a lysosomal enzyme, under development for the treatment of Fabry disease. Fabry disease is a serious life-threatening rare genetic disorder. Fabry patients lack α-galactosidase-A resulting in the progressive accumulation of abnormal deposits of a fatty substance called globotriaosylceramide, or Gb3, in blood vessel walls throughout their body. The abnormal storage of Gb3 increases with time. The ultimate consequences of Gb3 deposition range from episodes of pain and impaired peripheral sensation to end-organ failure, particularly of the kidneys, but also of the heart and the cerebrovascular system. Fabry disease occurs in one person per 40,000 to 60,000 males. The global market for Fabry disease was approximately $1.9 billion in 2021, is forecasted to be approximately $2.1 billion in 2022, and is forecasted to grow at a CAGR of approximately 10% from 2020-2027.

On November 9, 2022, we, together with Chiesi, resubmitted to the FDA a BLA for PRX-102 for the potential treatment of adult patients with Fabry disease. The initial BLA for PRX-102 was submitted to the FDA on May 27, 2020 under the FDA’s Accelerated Approval pathway, and was subsequently accepted by the FDA and granted Priority Review designation. However, in April 2021, the FDA issued a CRL in response to the initial BLA. In preparation for the BLA resubmission, we and Chiesi participated in a Type A (End of Review) meeting with the FDA on September 9, 2021. As part of the meeting minutes provided by the FDA, which included the preliminary comments and meeting discussion, the FDA, in principle, agreed that the data package proposed to the FDA for a BLA resubmission has the potential to support a traditional approval of PRX-102 for the treatment of Fabry disease. The data package in the BLA resubmission, given the change in the regulatory landscape in the United States, includes the final two-year analyses of our BALANCE study, which were completed in July 2022, and long-term data from our open-label extension study of PRX-102 in adult patients treated with a 2 mg/kg every four weeks dosage of PRX-102. The initial BLA included a comprehensive set of preclinical, clinical and manufacturing data compiled from our completed phase I/II clinical trial of PRX-102, including the related extension study, interim clinical data from our BRIDGE study and safety data from our on-going clinical studies of PRX-102 in adult patients receiving 1 mg/kg every two weeks.

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

On February 7, 2022, we, together with Chiesi, submitted the PRX-102 MAA to the EMA, and the EMA and subsequently validated the submission. The submission was made after the October 8, 2021 meeting we held, together with Chiesi, with the Rapporteur and Co-Rapporteur of the EMA regarding PRX-102. At the meeting, we and Chiesi discussed the scope of the anticipated MAA submission for the European Union, and the Rapporteur and Co-Rapporteur were generally supportive of the planned MAA submission. The MAA submission includes a comprehensive set of preclinical, clinical and manufacturing data compiled from our completed and ongoing clinical studies evaluating PRX-102 as a potential alternative treatment for adult patients with Fabry disease. The submission was supported by the 12–month interim data analysis generated from our BALANCE study, which was released in June 2021. Data generated from the completed BRIDGE study, the phase I/II clinical trial in naive or untreated patients, and from the extension studies with 1 mg/kg every two weeks were also included in the submission. In addition, the MAA includes data from the completed 12–month switch–over BRIGHT study adult patients with Fabry disease treated with the 2 mg/kg every four weeks dosage to support an additional potential treatment regimen for patients with Fabry disease. As part of the EMA review process, we and Chiesi received the Day 120 list of questions in June 2022, and the full response package thereto was submitted to the EMA in September 2022 (following a 3-month clock-stop period). An essential portion of the response included the submission of the final analysis of the two-year BALANCE study (the final Clinical Study Report), and an interim analysis of the long-term, open-label extension study of PRX-102 in adult patients with Fabry disease treated with the 2 mg/kg every four weeks dosage.

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

Patients that completed the BALANCE, BRIDGE and BRIGHT studies, and the extension of the phase I/II study, were offered the opportunity to continue PRX-102 treatment in one of two long-term open-label extension studies. Currently, 126 subjects that participated in our PRX-102 clinical program have opted, with the advice of the treating physician, to continue PRX-102 treatment in one of our long-term, open label, extension studies. Such extension studies include 97 patients in the 1 mg/kg every two weeks extension study (PB-102-F60) with a total cumulative exposure of approximately 400 patient years (10 subjects that completed an extension study from the phase I/II study, 18 subjects that completed the BRIDGE study; and 69 subjects that completed the BALANCE study), and 29 subjects that completed the BRIGHT study in the 2 mg/kg every four weeks extension study (PB-102-F51) with a total cumulative exposure of approximately 110 patient years. Two of such subjects are being treated with 1 mg/kg every two weeks.

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

Phase III BALANCE Study

The pivotal BALANCE study was a 24-month, randomized, double blind, active control study of PRX-102 in adult Fabry patients with deteriorating renal function that was designed to evaluate the safety and efficacy of 1 mg/kg of PRX-102 administered every two weeks compared to agalsidase beta (Fabrazyme). The last patient received the last treatment in this study in October 2021, and topline results from the study were announced in April 2022. The Clinical Study Report for the BALANCE study has since been completed (July 2022), and the final analysis confirmed the positive topline results and favorable tolerability profile. A total of 78 patients who were previously treated with agalsidase beta for at least one year with an estimated glomerular filtration rate (eGFR) slope at screening worse than -2 mL/min/1.73 m2/year were enrolled in the study. Patients were randomized on a 2:1 ratio for switching to PRX-102 or continuing on agalsidase beta. A total of 77 patients were treated; 52 with PRX-102 and 25 with agalsidase beta. Approximately 40% of the enrolled patients were female.

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

The median (95% confidence interval) of the eGFR slope in the PRX-102 arm was -2.514 mL/min/1.73 m2/year (-3.788, -1.240) and -2.155 mL/min/1.73 m2/year (-3.805, -0.505) in the agalsidase beta arm, demonstrating a large overlap in the confidence intervals of the two arms. The difference in medians (95% confidence interval) is -0.359 mL/min/1.73 m2/year (-2.444, 1.726). The prespecified non-inferiority margin was met. The final results of the per-protocol analysis set (72 patients) are consistent with the ITT results, with an even smaller difference in medians (95% confidence interval); -0.118 mL/min/1.73 m2/year (-2.450, 2.213). Additional sensitivity and supportive analyses investigated mean eGFR slopes using other statistical models. These models yielded results similar to the primary analysis and confirming non-inferiority of PRX-102 to agalsidase beta. These results supported the robustness of the methodology used for comparisons of treatment effects in the BALANCE study.

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

Assessment of immunogenicity, that is, the existence and development of anti-PRX-102 antibodies or anti-agalsidase beta antibodies, in the study indicated that for the PRX-102 arm, 18 (34.6%) patients were ADA-positive at baseline, of which 17 (94.4%) had neutralizing antibody activity. For the agalsidase beta arm, eight (32.0%) patients were ADA-positive at baseline, of which seven (87.5%) had neutralizing antibody activity. Only a small number of patients showed treatment-emergent ADA. At the end of the two-year study, 11 (23.4%) patients that received PRX-102 were ADA-positive, of which seven (63.6%) had neutralizing antibody activity, while in the agalsidase beta arm six (26.1%) were ADA-positive and all six (100%) had neutralizing antibody activity. There was little change in the percentage of patients who were ADA positive, with a trend of reduction observed in the PRX-102 arm and stability in the agalsidase beta arm. The proportion of patients with neutralizing ADA decreased in the PRX-102 arm while it remained stable in the agalsidase beta arm.

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

Considering that in the trial, patients in the PRX-102 arm were exposed for the first time to the novel enzyme, tolerability data appear favorable for PRX-102 and in line with what was observed in the previous clinical studies of PRX-102.

Of the patients that completed the trial from both the PRX-102 and agalsidase beta treatment arms, 69 have opted, with the advice of the treating physician, to receive PRX-102 1 mg/kg every two weeks in the long-term open-label extension study (PB-102-F60, NCT03566017).

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

Of the patients that completed the trial, 18 have opted, with the advice of the treating physician, to continue receiving PRX-102 1 mg/kg every two weeks in a long-term open-label extension study (PB-102-F60, NCT03566017).

Phase III BRIGHT Study

The BRIGHT study was a multicenter, multinational open-label, switch-over study designed to evaluate the safety, efficacy and pharmacokinetics of treatment with 2 mg/kg of PRX-102 administered every four weeks for 52 weeks (a total of 14 infusions). The trial, which was completed in June 2020, enrolled 30 adult patients (24 males and 6 females) with mean (SD) age of 40.5 (11.3) years, ranging from 19 to 58 years previously treated with a commercially available ERT (agalsidase beta or agalsidase alfa), for at least three years and on a stable dose administered every two weeks. To determine eligibility for participation in the study, candidates were screened to identify and select Fabry patients with clinically stable kidney disease. The most common Fabry disease symptoms at baseline were acroparesthesia, heat intolerance, angiokeratomas and hypohydrosis. Patients who matched the criteria were enrolled in the study and switched from their current treatment of IV infusions every two weeks to 2 mg/kg of PRX-102 every four weeks for 12 months. Patients participating in the study were evaluated, among other disease parameters, to determine if their kidney disease had not further deteriorated while being treated with the four-week dosing regimen as measured by eGFR and Lyso-Gb3, as well as other parameters. In addition, participating patients were evaluated to assess the safety and tolerability of PRX-102.

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

All 30 patients received at least one dose of pegunigalsidase alfa, and 29 patients completed the one-year study. Of these 29 patients, 28 received the intended regimen of 2 mg/kg every four weeks throughout the entire study, while one patient was switched to 1 mg/kg pegunigalsidase alfa every two weeks per protocol at the 11th infusion. One patient withdrew from the study after the first infusion due to a traffic accident.

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

The study suggests that Fabry patients who are currently receiving ERT every 2 weeks may be successfully transitioned to PRX-102 2 mg/kg every four weeks as an effective and tolerable alternative treatment option. Additional long term data is being collected as part of the ongoing long term extension study (PB-102-F51, NCT03614234) of the 2 mg/kg PRX-102 every four weeks dose.

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

On August 29, 2022, we entered into the F/F Agreement and the Letter Agreement. Under the F/F Agreement, we agreed to supply Chiesi with drug substance for PRX-102 and, following relevant technology and technical information transfer activities, Chiesi has agreed, among other things, to provide us with commercial fill/finish services for PRX-102, including to support the anticipated global launch of PRX-102. The F/F Agreement shall continue in force until December 31, 2025, unless terminated earlier in accordance with the terms of the F/F Agreement and the term may be extended by mutual agreement for an additional period of seven years upon mutual written agreement prior to expiration of the initial term. The Letter Agreement changes the obligations of both us and Chiesi under the License Agreements with respect to, among other things, the evaluation, selection and establishment of an initial alternate source of commercial fill/finish services for PRX-102. In addition, the Letter Agreement amends certain provisions of the License Agreements to reflect the appointment of Chiesi as a supplier of commercial fill/finish services and the potential establishment of an initial alternate source of commercial fill/finish services.

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

Uricase (PRX-115)

PRX-115 is our plant cell-expressed recombinant PEGylated uricase (urate oxidase) – a chemically modified enzyme under development for the potential treatment of severe gout. Gout is the most common inflammatory arthritis in the United States, affecting an estimated 9.2 million adults. Gout is caused by factors that elevate serum uric acid, or sUA, levels, which may include diet or genetic predisposition and environmental factors leading to hyperuricemia and tissue deposition of monosodium urate crystals, tophi, in joints and soft tissues, causing acute and chronic inflammation, and is characterized by recurrent flares. Gout flares lead to substantial morbidity by causing severe pain, reduced quality of life, decreased physical function, increased healthcare costs, and lost economic productivity. Furthermore, gout is strongly associated with metabolic syndromes, and may contribute to myocardial infarction, type 2 diabetes mellitus, chronic kidney disease, or CKD, and premature mortality.

Severe gout is generally described as a state of gout in which there is a presence of monosodium urate crystals with any of the following: frequent recurrent gout flares, chronic gouty arthritis, subcutaneous tophi or disease elements of gout seen via imaging. It is estimated that approximately 2-5% of the gout population is considered to have chronic refractory disease, and we believe the frequency of severe gout is even higher.

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

We use ProCellEx to express an optimized recombinant uricase enzyme under development for the potential treatment of severe gout which we are designing to lower uric acid levels while having low immunogenicity and increased half-life in the circulation. Pre-clinical data demonstrates stable PK profile and long half-life, low immunogenic risk and high specific activity supporting the potential of PRX-115 to be a safe and effective treatment for severe gout. Preliminary results of the first stage of one-month multiple dosing toxicity studies of PRX-115 in two species show no indication of safety concerns and our current development plan goal is to initiate a phase I clinical trial in the first quarter of 2023.

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

Intellectual Property

A key element of our overall strategy is to establish a broad portfolio of patents to protect our proprietary technology, proprietary product and product candidates and their methods of use. As of September 30, 2022, we hold a broad portfolio of over 80 patents in Europe, the United States, Israel and additional countries worldwide, as well as over 30 pending patent applications.

Scientific Presentations

The five poster presentations listed below were available at the 2022 Program: 7th Update on Fabry Disease: Biomarkers, Progression and Treatment Opportunities. The program was supported by Kidneys for Life, a Registered UK Charitable Organization (Manchester, UK), and took place May 29, 2022 through May 31, 2022.

The four poster presentations listed below were available at the Society for the Study of Inborn Errors of Metabolism (SSIEM) 2022 Annual Symposium held from August 30, 2022 through September 2, 2022 in Freiburg, Germany.

Switching from Agalsidase Alfa to Pegunigalsidase Alfa to Treat Patients with Fabry Disease: 1 Year of Treatment Data from BRIDGE, a Phase 3 Open-label Study

Safety and Efficacy of Pegunigalsidase Alfa Administered Every 4 Weeks in Patients with Fabry Disease: Results from the Phase 3 Open-label, BRIGHT Study

Tolerability and Infusion Duration (ID) of Pegunigalsidase Alfa (PA) in Patients (pts) with Fabry Disease (FD): Data from 5 Completed Clinical Trials

Long-term Safety and Efficacy of Pegunigalsidase Alfa: a Multicenter Extension Study in Adult Patients with Fabry Disease

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

Results of Operations

Three months ended September 30, 2022 compared to the three months ended September 30, 2021

Revenues from Selling Goods

We recorded revenues from selling goods of $8.8 million during the three months ended September 30, 2022, an increase of $4.3 million, or 96%, compared to revenues of $4.5 million for the three months ended September 30, 2021. An increase of $3.4 million in sales to Pfizer, resulting from timing differences, and an increase of $2.4 million in sales to Chiesi was partially offset by a decrease of $1.5 million in sales to Brazil resulting from timing differences.

Revenues from License and R&D Services

We recorded revenues from license and R&D services of $5.4 million for the three months ended September 30, 2022, a decrease of $2.1 million, or 28%, compared to revenues of $7.5 million for the three months ended September 30, 2021. Revenues from license and R&D services are comprised primarily of revenues we recognized in connection with the Chiesi Agreements.

Cost of Goods Sold

Cost of goods sold was $7.1 million for the three months ended September 30, 2022, an increase of $3.4 million, or 91%, from cost of goods sold of $3.7 million for the three months ended September 30, 2021. The increase in cost of goods sold was primarily the result of the increase in sales of goods.

Research and Development Expenses

For the three months ended September 30, 2022, our total research and development expenses were approximately $7.4 million comprised of approximately $4.9 million in subcontractor-related expenses, approximately $1.7 million of salary and related expenses, approximately $0.2 million of materials-related expenses and approximately $0.6 million of other expenses. For the three months ended September 30, 2021, our total research and development expenses were approximately $7.3 million comprised of approximately $4.8 million in subcontractor-related expenses, approximately $1.6 million of salary and related expenses, approximately $0.1 million of materials-related expenses and approximately $0.8 million of other expenses.

Total increase in research and developments expenses was $0.1 million, or 1%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021.

We expect research and development expenses to continue to be our primary expense as we enter into a more advanced stage of preclinical and clinical trials for certain of our product candidates.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $2.8 million for the three months ended September 30, 2022, a decrease of $0.2 million, or 7%, compared to $3.0 million for the three months ended September 30, 2021. The decrease was primarily due to a decrease in salary-related and selling costs.

Financial Expenses, Net

Financial expenses, net were $0.4 million for the three months ended September 30, 2022, compared to financial expenses, net of $2.3 million for the three months ended September 30, 2021. The decrease resulted primarily from lower interest and debt amortization costs due to a decrease in our outstanding notes from an aggregate principal amount of $57.92 million of 2021 Notes to an aggregate principal amount of $28.75 million of 2024 Notes, and an increase in the exchange rate of New Israeli Shekels for U.S. Dollars over the period.

Nine months ended September 30, 2022 compared to the nine months ended September 30, 2021

Revenues from Selling Goods

We recorded revenues from selling goods of $21.2 million during the nine months ended September 30, 2022, an increase of $8.9 million, or 72%, compared to revenues of $12.3 million for the nine months ended September 30, 2021. The increase resulted from an increase of $3.4 million in sales to Pfizer, an increase of $2.9 million in sales to Brazil and an increase of $2.6 million in sales to Chiesi.

Revenues from License and R&D Services

We recorded revenues from license and R&D services of $17.8 million for the nine months ended September 30, 2022, an increase of $0.3 million, or 2%, compared to revenues of $17.5 million for the nine months ended September 30, 2021. Revenues from license and R&D services are comprised primarily of revenues we recognized in connection with the Chiesi Agreements.

Cost of Goods Sold

Cost of goods sold was $17.2 million for the nine months ended September 30, 2022, an increase of $4.0 million, or 30%, from cost of goods sold of $13.2 million for the nine months ended September 30, 2021. The increase in cost of goods sold was primarily the result of the increase in sales of goods.

Research and Development Expenses

For the nine months ended September 30, 2022, our total research and development expenses were approximately $23.7 million comprised of approximately $15.1 million in subcontractor-related expenses, approximately $5.4 million of salary and related expenses, approximately $1.2 million of materials-related expenses and approximately $2.0 million of other expenses. For the nine months ended September 30, 2021, our total research and development expenses were approximately $22.1 million comprised of approximately $14.1 million in subcontractor-related expenses, approximately $5.3 million of salary and related expenses, approximately $0.5 million of materials-related expenses and approximately $2.2 million of other expenses.

The increase in research and developments expenses of $1.6 million, or 7%, from the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 resulted primarily from a $1.0 million increase in subcontractor-related expenses in connection with regulatory submissions for PRX-102, and a $0.7 million increase in materials-related expenses.

We expect research and development expenses to continue to be our primary expense as we enter into a more advanced stage of preclinical and clinical trials for certain of our product candidates.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $8.6 million for the nine months ended September 30, 2022, a decrease of $0.7 million, or 8%, compared to $9.3 million for the nine months ended September 30, 2021. The decrease resulted primarily from a decrease in professional fees and salary-related expenses.

Financial Expenses, Net

Financial expenses, net were $0.7 million for the nine months ended September 30, 2022, a decrease of $5.5 million, or 89%, compared to $6.2 million for the nine months ended September 30, 2021. The decrease resulted primarily from lower interest and debt amortization costs due to a decrease in our outstanding notes from an aggregate principal amount of $57.92 million of 2021 Notes to an aggregate principal amount of $28.75 million of 2024 Notes, and an increase in the exchange rate of New Israeli Shekels for U.S. Dollars over the period.

Liquidity and Capital Resources

Our sources of liquidity include our cash balances and bank deposits. At September 30, 2022, we had $20.8 million in cash and cash equivalents and short term bank deposits. We have primarily financed our operations through equity and debt financings, business collaborations, and grants funding.

During the year ended December 31, 2021, we raised gross proceeds equal to approximately $8.8 million from sales of common stock under our ATM program through the sale of 1,867,552 shares of our common stock. In addition, we raised gross proceeds of approximately $40.2 million from a public offering of our common stock before deducting the underwriting discount and estimated expenses of the offering. In connection with the offering, we issued 8,749,999 shares of our common stock at a purchase price per share of $4.60. During the nine months ended September 30, 2022, we raised gross proceeds equal to approximately $4.4 million from sales of common stock under our ATM program through the sale of 3,841,479 shares of our common stock.

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

The 2024 Notes were issued pursuant to the Indenture dated as of August 24, 2021 between us, the guarantors party thereto, The Bank of New York Mellon Trust Company, N.A., as trustee and Wilmington Savings Fund Society, FSB, as collateral agent, or the 2024 Indenture. Interest on the Notes are payable semi-annually at a rate of 7.50% per annum. The 2024 Notes will mature on September 1, 2024, unless earlier purchased, converted, exchanged or redeemed, and are guaranteed by our subsidiaries. The 2024 Notes are secured by perfected liens on all of our assets, including those of our subsidiaries. Under the terms of the 2024 Indenture, we are required to comply with certain covenants, including the requirement to maintain a minimum cash balance of at least $7.5 million. Failure to comply with such covenants may result in an event of default under the 2024 Indenture and, accordingly, may result in the acceleration of the payment of the notes or in additional interest payments. As of September 30, 2022, we were in compliance with all covenants.

We believe that our cash and cash equivalents and short-term bank deposits as of September 30, 2022 are sufficient to satisfy our capital needs for at least 12 months from the date that these financial statements are issued.

Cash Flows

Net cash used in operations was $22.4 million for the nine months ended September 30, 2022. The net loss for the nine months ended September 30, 2022 of $11.2 million was increased by a $5.5 million decrease in contracts liability, a $4.4 million decrease in accounts payable and accruals, a $5.7 million increase in accounts receivable and other assets and an increase of $1.1 million in financial income, net (mainly exchange differences), and was partially offset by a $3.4 million decrease in inventories and $1.5 million in share-based compensation. Net cash used in investing activities for the nine months ended September 30, 2022 was $10.0 million and consisted primarily of net investment in bank deposits. Net cash provided by financing activities was $4.2 million resulting primarily from the sale of common stock under our ATM program.

Net cash used in operations was $5.2 million for the nine months ended September 30, 2021. In response to the COVID-19 pandemic, a higher number of subjects in our ongoing clinical trials opted for home care treatments over in-site treatments which resulted in an immaterial amount of additional expenses. The net loss for the nine months ended September 30, 2021 of $20.9 million was increased by a $4.1 million increase in accounts receivable and other assets and a $1.6 million increase in inventories, and was partially offset by a $13.9 million increase in contracts liability, a $2.6 million of amortization of debt issuance costs and debt discount, $2.0 million in share-based compensation and a $1.1 million increase in accounts payable and accruals. Net cash used in investing activities for the nine months ended September 30, 2021 was $18.5 million and consisted primarily of a net increase in bank deposits. Net cash provided by financing activities was $16.1 million resulting from the sale of common stock under our former ATM program and from our public offering of common stock, net of the convertible notes and promissory note payments.

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

We expect to finance our future cash needs through corporate collaborations, licensing or similar arrangements, public or private equity offerings and/or debt financings. We currently do not have any commitments for future external funding, except with respect to the development-related payments and milestone payments that may become payable under the Chiesi Agreements. On July 2, 2021, we entered into the Sales Agreement in connection with a new ATM program, as amended on May 2, 2022, pursuant to which we may sell from time to time through the Agent ATM Shares having an aggregate offering price of up to $20.0 million. On the same date, we terminated our former ATM program. As of September 30, 2022, shares of Common Stock for total gross proceeds of approximately $15.6 million remain available to be sold under the Sales Agreement.

Effects of Currency Fluctuations

Currency fluctuations could affect us through increased or decreased acquisition costs for certain goods and services and salaries expenses. Currency fluctuations during the nine months ended September 30, 2022 resulted in $1.0 million recognized as a financial income. We do not believe currency fluctuations have had a material effect on our results of operations during the nine months ended September 30, 2021.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of each of September 30, 2022 and December 31, 2021.

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

	September 30,		December 31,
	2022	2021	2021
Average rate for period	3.315	3.255	3.230
Rate at period-end	3.543	3.229	3.110

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15f and 15d-15f under the Exchange Act) that occurred during the quarter ended September 30, 2022 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not involved in any material legal proceedings.

Item 1A. Risk Factors

Except as set forth below, there have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021 and in our Quarterly Reports for the three-month periods ended March 31, 2022 and June 30, 2022.

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

Additionally, on September 9, 2021, the Biden administration published a wide-ranging list of policy proposals, most of which would need to be carried out by Congress, to reduce drug prices and drug payment. The U.S. Department of Health and Human Services, or the HHS, plan includes, among other reform measures, proposals to lower prescription drug prices, including by allowing Medicare to negotiate prices and disincentivizing price increases, and to support market changes that strengthen supply chains, promote biosimilars and generic drugs, and increase price transparency. These initiatives recently culminated in the enactment of the Inflation Reduction Act, or the IRA, in August 2022, which will, among other things, allows HHS to negotiate the selling price of certain drugs and biologics that the Centers for Medicare & Medicaid Services reimburses under Medicare Part B and Part D, although this will only apply to high-expenditure single-source drugs that have been approved for at least seven years (11 years for biologics). The negotiated prices, which will first become effective in 2026, will be capped at a statutory ceiling price beginning in October 2023, penalize drug manufacturers that increase prices of Medicare Part B and Part D drugs at a rate greater than the rate of inflation. The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. Manufacturers that fail to comply with the IRA may be subject to various penalties, including civil monetary penalties. The IRA also extends enhanced subsidies for individuals purchasing health insurance coverage in Affordable Care Act marketplaces through plan year 2025. These provisions will take effect progressively starting in 2023, although they may be subject to legal challenges.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Date	Filed or Furnished Herewith
3.1	Certificate of Incorporation of the Company	8-K	001-33357	3.1	April 1, 2016
3.2	Amendment to Certificate of Incorporation of the Company	Def 14A	001-33357	Appen. A	July 1, 2016
3.3	Second Amendment to Certificate of Incorporation of the Company	Def 14A	001-33357	Appen. A	October 17, 2018
3.4	Third Amendment to Certificate of Incorporation of the Company	8-K	001-33357	3.1	December 19, 2019
3.5	Fourth Amendment to Certificate of Incorporation of the Company	10-Q	001-33357	3.5	August 15, 2022
3.6	Bylaws of the Company	8-K	001-33357	3.2	April 1, 2016
4.1	Form of Restricted Stock Agreement/Notice	8-K	001-33357	4.1	July 18, 2012
4.2	Description of Capital Stock	10-K	001-33357	4.7	March 12, 2020
4.3	Form of Warrant	8-K	001-33357	4.1	March 12, 2020
4.4†	Form of Stock Option Agreement (Executives)	10-Q	001-33357	4.8	August 10, 2020
4.5	Form of Stock Option Agreement (Standard)	10-Q	001-33357	4.9	August 10, 2020
4.6	Indenture, dated as of August 24, 2021, between Protalix BioTherapeutics, Inc., the guarantors party thereto, The Bank of New York Mellon Trust Company, N.A., as trustee and Wilmington Savings Fund Society, FSB, as collateral agent	8-K	001-33357	4.2	August 26, 2021
4.7	Form of Exchange Note (2024)	8-K	001-33357	4.3	August 26, 2021
10.1††	Fill/Finish Agreement effective on August 29, 2022 made by and between Chiesi Farmaceutici S.p.A and Protalix Ltd.					X
10.2††	Letter Agreement dated August 29, 2022 from Chiesi Farmaceutici S.p.A to Protalix Ltd.					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Certification of Chief Executive Officer					X
32.2	18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Certification of Chief Financial Officer					X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	COVER PAGE INTERACTIVE DATA FILE (formatted as Inline XBRL and contained in Exhibit 101).

†     Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

††     The registrant has omitted portions of the exhibit as permitted under Item 601(b)(10) of Regulation S-K. The registrant agrees to furnish supplementally a copy of the omitted schedules and exhibits to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROTALIX BIOTHERAPEUTICS, INC.
(Registrant)

Date: November 14, 2022	By:	/s/ Dror Bashan
Dror Bashan President and Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2022	By:	/s/ Eyal Rubin
Eyal Rubin Senior Vice President and Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)