Form 10-K
period 2022-12-31
Protalix BioTherapeutics, Inc.
filed 2023-02-27
CIK 1006281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ◻   No  ⌧

The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of June 30, 2022 was approximately $52.2 million, based on the closing price for shares of the Registrant’s common stock reported by the NYSE American for such date.

On February 15, 2023, approximately 57,353,430 shares of the Registrant’s common stock, par value $0.001 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement related to its 2023 Annual Stockholders’ Meeting to be filed subsequently are incorporated by reference into Part III of this Annual Report on Form 10-K. Except as expressly incorporated by reference, the registrant’s proxy statement shall not be deemed to be part of this report.

FORM 10-K

PART I

Except where the context otherwise requires, the terms “we,” “us,” “our” or “the Company,” refer to the business of Protalix BioTherapeutics, Inc. and its consolidated subsidiaries, and “Protalix” or “Protalix Ltd.” refers to the business of Protalix Ltd., our wholly-owned subsidiary and sole operating unit.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
AND RISK FACTORS SUMMARY

The statements set forth under the sections entitled “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors,” and other statements included elsewhere in this Annual Report on Form 10-K, particularly with respect to our plans and strategy for our business and related financing, include forward-looking statements within the meanings of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, including statements regarding expectations, beliefs, intentions or strategies for the future. When used in this report, the terms “anticipate,” “believe,” “estimate,” “expect,” “can,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” and other words or phrases of similar import, as they relate to our company, our subsidiaries or our management, are intended to identify forward-looking statements. We intend that all forward-looking statements be subject to the safe-harbor provisions under the Private Securities Litigation Reform Act of 1995. These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance, and we undertake no obligation to update or revise, nor do we have a policy of updating or revising, any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, except as may be required under applicable law. Forward-looking statements are subject to many risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements.

Examples of the risks and uncertainties include, but are not limited to, the following:

●the risk that the U.S. Food and Drug Administration, or the FDA, might not grant marketing approval for pegunigalsidase alfa, or PRX-102, by the Prescription Drug User Fee Act (PDUFA) action date or at all, and other risks related to the timing, progress and likelihood of final approval by the FDA of the resubmitted PRX-102 Biologics License Application, or BLA;
●risks related to the timing, progress and likelihood of approval by the European Medicines Agency, or the EMA, of the Marketing Authorization Application, or the MAA, for PRX-102, and of approvals by other applicable health regulatory authorities;
●the risk that a marketing approval of PRX-102 by either the FDA or the EMA will be conditioned on significant limitations on its use;
●whether, if approved by the FDA, EMA and other applicable health regulatory authorities, the use of PRX-102 will be commercially successful;
●the likelihood that the FDA, EMA or other applicable health regulatory authorities will approve an alternative dosing regimen;
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

These and other risks and uncertainties are detailed under the “Risk Factors” section of this Annual Report and are described from time to time in the reports we file with the U.S. Securities and Exchange Commission, or the Commission.

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

Our strategic focus is to develop tailored complex recombinant therapeutic proteins primarily produced through ProCellEx while genetically engineering and/or chemically modifying the proteins pre- and/or post-production. We intend such engineering and modifications to provide added clinical benefits by improving the biological characteristics (e.g., glycosylation, half-life, immunogenicity) of the therapeutic protein.

Our proprietary ProCellEx platform is being used to manufacture our approved and marketed product, Elelyso®, for the treatment of Gaucher disease. We are also developing, via ProCellEx, a pipeline of products. The phase III clinical program for PRX-102, our investigational new drug for the potential treatment of Fabry disease is complete and a BLA and an MAA are currently under review by the FDA and the EMA, respectively. On February 23, 2023, the EMA’s Committee for Medicinal Products for Human Use, or CHMP, adopted a positive opinion, recommending marketing authorization for PRX-102. The CHMP opinion is now referred for final action to the European Commission, or EC. A final EC decision on the MAA is expected in the beginning of May 2023. The FDA has indicated that the PRX-102 BLA was considered a complete, class 2 response and set a PDUFA action date of May 9, 2023.

In addition, we are developing uricase, or PRX-115, for the treatment of severe gout, Long Acting (LA) DNase I, or PRX-119, for the treatment of NETs-related diseases, and a number of other product candidates that are in early and preclinical development.

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

Business Highlights

Elelyso®

Elelyso for the treatment of Gaucher Disease is currently approved and marketed in 23 countries including the United States, Australia, Canada, Israel, Brazil, Russia and Turkey. In June 2012, CHMP issued a positive opinion regarding the benefit of Elelyso but did not immediately grant marketing authorization because of the ten-year market exclusivity granted to Vpriv® (Takeda Shire) in August 2010 for the same condition, which was extended for an additional two years, and expired in August 2022. Elelyso is marketed globally, excluding Brazil, through an exclusive licensing agreement with Pfizer. We maintain the distribution rights to Elelyso in Brazil, where it is currently marketed as BioManguinhos alfataliglicerase, through the Supply and Technology Transfer Agreement, or the Brazil Agreement, we entered into on June 18, 2013, with Fiocruz, an arm of the Brazilian MoH. In 2022, we generated $9.5 million from sales of BioManguinhos alfataliglicerase to the Brazilian MoH.

Pegunigalsidase alfa (PRX-102)

PRX-102, our lead product candidate, is a late-stage clinical asset in development for the treatment of Fabry disease. We expect PRX-102 to be the primary subject of our development efforts in the short-term. It is our proprietary, investigational, plant cell culture expressed enzyme, and a chemically modified stabilized version of, the recombinant α-Galactosidase-A protein, a lysosomal enzyme, under development for the treatment of Fabry disease. Fabry disease is a serious life-threatening rare genetic disorder. Fabry patients lack or have low levels of α-galactosidase-A resulting in the progressive accumulation of abnormal deposits of a fatty substance called globotriaosylceramide, or Gb3, in blood vessel walls throughout their body. The abnormal storage of Gb3 increases with time and, as a result, Gb3 accumulates, primarily in the blood vessel walls. The ultimate consequences of Gb3 deposition range from episodes of pain and impaired peripheral sensation to end-organ failure, particularly of the kidneys, but also of the heart and the cerebrovascular system. Fabry disease occurs in one person per 40,000 to 60,000 males.

Our phase III clinical program includes three separate clinical trials which are referred to as the BALANCE study, the BRIDGE study and the BRIGHT study, all of which have been completed. In addition, the phase III clinical program includes two extension studies in which subjects that participated in our phase I/II clinical trials and our phase III clinical trials may enroll and continue to be treated with PRX-102.

On November 9, 2022, we, together with Chiesi, resubmitted to the FDA a BLA for PRX-102 for the potential treatment of adult patients with Fabry disease. The initial BLA for PRX-102 was submitted to the FDA on May 27, 2020 under the FDA’s Accelerated Approval pathway, and the submission was subsequently accepted by the FDA and granted Priority Review designation. However, in April 2021, the FDA issued a Complete Response Letter, or a CRL, in response to the initial BLA. In preparation for the BLA resubmission, we and Chiesi participated in a Type A (End of Review) meeting with the FDA on September 9, 2021. As part of the meeting minutes provided by the FDA, which included the preliminary comments and meeting discussion, the FDA, in principle, agreed that the data package proposed to the FDA for a BLA resubmission has the potential to support a traditional approval of PRX-102 for the treatment of Fabry disease. The data package in the BLA resubmission, given the change in the regulatory landscape in the United States, includes the final two-year analyses of our BALANCE study and long-term data from our open-label extension study of PRX-102 in adult patients treated with a 2 mg/kg every four weeks dosage of PRX-102.

On February 7, 2022, we, together with Chiesi, submitted an MAA for PRX-102 to the EMA which was subsequently validated by the EMA. The submission was made after the October 8, 2021 meeting we held, together with Chiesi, with the Rapporteur and Co-Rapporteur of the EMA regarding PRX-102.

The MAA submission includes a comprehensive set of preclinical, clinical and manufacturing data compiled from our completed and ongoing clinical studies evaluating PRX-102 as a potential alternative treatment for adult patients with Fabry disease. The submission was supported by the 12–month interim data analysis generated from the BALANCE study. Data generated from our completed BRIDGE study, our phase I/II clinical trial in naive or untreated patients, and from our extension studies with 1 mg/kg every two weeks were also included in the submission. In addition, the MAA includes data from our completed 12–month switch–over BRIGHT study in adult patients with Fabry disease treated with a 2 mg/kg every four weeks dosage to support an additional potential treatment regimen for Fabry patients. As part of the EMA review process, Chiesi and the Company received the Day 120 list of questions in June 2022, and the full response package thereto was submitted to the EMA in September 2022 (following a 3-month clock-stop period). An essential portion of the response included the submission of the final analysis of the two-year BALANCE study (the final Clinical Study Report), and an interim analysis of our long-term, open-label extension study of PRX-102 in adult patients with Fabry disease treated with the 2 mg/kg every four weeks dosage.

We have entered into two exclusive global licensing and supply agreements for PRX-102. On October 19, 2017, Protalix Ltd., our wholly-owned subsidiary, entered into an Exclusive License and Supply Agreement with Chiesi, or the Chiesi Ex-US Agreement, pursuant to which Chiesi was granted an exclusive license for all markets outside of the United States to commercialize PRX-102. On July 23, 2018, Protalix Ltd. entered into an Exclusive License and Supply Agreement with Chiesi, or the Chiesi US Agreement, with respect to the commercialization of PRX-102 in the United States.

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

2022 and Recent Company Developments

Recent Developments

●On February 21, 2023, we announced our participation in the 19th Annual WORLDSymposium™ 2023, which took place on February 22-26, 2023 at the Hilton Orlando in Orlando, Florida. We hosted an informational booth at the symposium.
●On February 24, 2023, we, together with Chiesi, announced that the CHMP has adopted a positive opinion, recommending marketing authorization for PRX-102. The CHMP opinion is now referred for final action to the EC. A final EC decision on the MAA is expected in the beginning of May 2023.

2022 Developments

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
●On March 18, 2022, we, together with Chiesi, announced final results from our BRIGHT study, a phase III clinical trial of PRX-102 for the treatment of Fabry disease designed to evaluate the safety, efficacy and pharmacokinetics of PRX-102 treatment, 2 mg/kg every four weeks, in up to 30 patients with Fabry disease previously treated with a commercially available ERT (Replagal® (agalsidase alfa; marketed by Takeda Pharmaceutical Company Limited (after the acquisition of Shire Plc)) or Fabrazyme® (agalsidase beta; marketed by Sanofi after the acquisition of Genzyme)).
●On April 4, 2022, we, together with Chiesi, announced topline results from the BALANCE study evaluating PRX-102, 1 mg/kg, administered every two weeks, compared to agalsidase beta for the treatment of Fabry disease.

●On June 30, 2022, we held our Annual Meeting at which our stockholders: (1) elected the six persons nominated by our Board of Directors to serve as directors of our Company; (2) approved, on a non-binding, advisory basis, the compensation of our named executive officers; (3) adopted the amendments to the Plan to increase the number of shares of common stock available under our Amended and Restated Pro BioTherapeutics, Inc. 2006 Stock Incentive Plan, as amended, from 5,725,171 shares to 8,475,171 shares and to amend certain other terms of the Plan; (4) approved the Charter Amendment; and (5) ratified the appointment of Kesselman & Kesselman, Certified Public Accountants (Isr.), a member of PricewaterhouseCoopers International Limited, as our independent registered public accounting firm for the fiscal year ending December 31, 2022.
●On June 30, 2022, Shmuel “Muli” Ben Zvi, Ph.D. joined our Board of Directors. Dr. Ben Zvi is the new Chairman of the Audit Committee and is also serving on the Compensation Committee.
●On August 29, 2022, we entered into a Fill/Finish Agreement, or the F/F Agreement, and a Letter Agreement, or the Letter Agreement, in each case with Chiesi.
●On November 9, 2022, we, together with Chiesi, resubmitted the BLA for PRX-102 for the potential treatment of adult patients with Fabry disease.
●On December 5, 2022, we hosted a key opinion leader (KOL) webinar featuring Myrl D. Holida, PA-C, University of Iowa Stead Family Children’s Hospital, who discussed the robust PRX-102 clinical program.
●On December 5, 2022, we announced that the FDA had accepted the resubmitted BLA for PRX-102. The FDA indicated in the BLA filing communication letter that the resubmitted BLA was considered a complete, class 2 response and set a PDUFA action date of May 9, 2023.
●On December 21, 2022, we announced that we have decided that it is our company’s best interest to voluntarily delist our common stock from the Tel Aviv Stock Exchange, or the TASE. The delisting will take effect on March 22, 2023, and the last trading date on the TASE is March 20, 2023.

In light of recent developments relating to the COVID-19 pandemic and the focus of healthcare providers and hospitals on fighting the virus and its variants, and consistent with the FDA’s updated industry guidance for conducting clinical trials issued on March 18, 2020, we and our contract research organizations have made certain adjustments to the operation of our clinical trials in an effort to ensure the monitoring and safety of patients and minimize risk to trial integrity during the pandemic and generally, and we may need to make adjustments again in the future.

We are in close contact with our principal investigators, clinical sites and clinical research organizations, which are primarily located in the United States and Europe, and to date, the COVID-19 pandemic has had a minimal effect on the performance of the phase III clinical trials of PRX-102 as many of the patients were already treated in home care settings. We were able to complete all three of the clinical trials.

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

Our Marketed Product

Elelyso®

Elelyso (taliglucerase alfa), our first commercial product for the treatment of Gaucher disease, is the first plant cell derived recombinant protein therapeutic approved by major regulatory authorities, including the FDA and the EMA. Elelyso is approved in 23 markets for infusion as an ERT for the long-term treatment of adult and pediatric patients with a confirmed diagnosis of type 1 Gaucher disease. We have licensed to Pfizer the global rights for Elelyso, excluding Brazil. In Brazil, we maintain the distribution rights to taliglucerase alfa, marketed as BioManguinhos alfataliglicerase, through the Brazil Agreement. In 2022, we generated $9.5 million from sales of BioManguinhos alfataliglicerase to the Brazilian MoH.

Gaucher disease, also known as glucocerebrosidase, or GCD, deficiency, is a rare genetic autosomal recessive disorder and one of the most common Lysosomal Storage Disorders in the world. It is one of a group of disorders that affect specific enzymes that normally break down fatty substances for reuse in the cells. If the enzymes are missing or do not work properly, the substances can build up and become toxic. Gaucher disease occurs when a lipid called glucosylceramide accumulates in the cells of the bone marrow, lungs, spleen, liver, and sometimes the brain. Gaucher disease symptoms can include fatigue, anemia, easy bruising and bleeding, severe bone pain and easily broken bones, and distended stomach due to an enlarged spleen and thrombocytopenia. Epidemiology of Gaucher disease varies. Recent literature provides that prevalence of Gaucher disease ranges from 0.70 to 1.75 per 100,000 in the general population. In people of Ashkenazi Jewish heritage, estimates of occurrence vary from approximately 1 in 400 to 1 in 850 people. The global market for Gaucher disease was approximately $1.6 billion in 2022, is forecasted to be approximately $1.6 billion in 2023.

The current standard of care for Gaucher disease is ERT, which is a medical treatment where recombinant enzymes are injected into patients to replace the lacking or dysfunctional enzyme. In Gaucher disease, recombinant GCD is infused to replace the mutated or deficient natural GCD enzyme. Elelyso is the only alternative ERT treatment of Gaucher disease to Sanofi Genzyme’s Cerezyme® and Takeda’s (Shire) Vpriv.

Our Clinical Development Pipeline

Pegunigalsidase alfa (PRX-102)

PRX-102 is our lead product candidate and we expect it to be the primary subject of our development efforts in the short-term. It is our proprietary, investigational, plant cell culture expressed enzyme, and a chemically modified stabilized version of, the recombinant α-Galactosidase-A protein, a lysosomal enzyme, under development for the treatment of Fabry disease. Fabry disease is a serious life-threatening rare genetic disorder. Fabry patients lack or have low levels of α-galactosidase-A resulting in the progressive accumulation of abnormal deposits of a fatty substance called Gb3 in blood vessel walls throughout their body. The abnormal storage of Gb3 increases with time. The ultimate consequences of Gb3 deposition range from episodes of pain and impaired peripheral sensation to end-organ failure, particularly of the kidneys, but also of the heart and the cerebrovascular system. Fabry disease occurs in one person per 40,000 to 60,000 males. The global market for Fabry disease is forecasted to be approximately $2.0 billion and $2.1 billion in 2022 and 2023, respectively, and to grow at a CAGR of approximately 8.7% from 2022-2028.

Fabry disease is generally treated with an ERT, agalsidase alfa or agalsidase beta. In the currently approved ERTs, the missing α-galactosidase-A is replaced with a recombinant form of the protein via intravenous, or IV, infusion once every two weeks. Fabry disease, if left untreated, will progress from a less severe condition to a more serious one. It can have a significant impact on quality of life due to presence of serious, chronic and debilitating complications, including cardiovascular and renal complications, and comorbid conditions such as pain can have a significant impact on the psychological well-being of Fabry patients and their social functioning. Fabry disease involves substantial reduction in life expectancy. Causes of death are most often cardiovascular disease and, to a lesser extent, cerebrovascular disease and renal disease. The life expectancy of Fabry patients is significantly shorter compared to the general population. Untreated male Fabry patients may experience shortened lifespans to approximately 50 years, and 70 years for untreated female patients with Fabry disease. This represents a 20- and 10-year reduction of their respective lifespans.

On November 9, 2022, we, together with Chiesi, resubmitted to the FDA a BLA for PRX-102 for the potential treatment of adult patients with Fabry disease. The initial BLA for PRX-102 was submitted to the FDA on May 27, 2020 under the FDA’s Accelerated Approval pathway, and the submission was subsequently accepted by the FDA and granted Priority Review designation. However, in April 2021, the FDA issued a CRL in response to the initial BLA. In preparation for the BLA resubmission, we and Chiesi participated in a Type A (End of Review) meeting with the FDA on September 9, 2021. As part of the meeting minutes provided by the FDA, which included the preliminary comments and meeting discussion, the FDA, in principle, agreed that the data package proposed to the FDA for a BLA resubmission has the potential to support a traditional approval of PRX-102 for the treatment of Fabry disease. The data package in the BLA resubmission, given the change in the regulatory landscape in the United States, includes the final two-year analyses of our BALANCE study, which were completed in July 2022, and long-term data from our open-label extension study of PRX-102 in adult patients treated with a 2 mg/kg every four weeks dosage of PRX-102. The initial BLA included a comprehensive set of preclinical, clinical and manufacturing data compiled from our completed phase I/II clinical trial of PRX-102, including the related extension study, interim clinical data from our BRIDGE study and safety data from our on-going clinical studies of PRX-102 in adult patients receiving 1 mg/kg every two weeks.

The CRL did not report any concerns relating to the potential safety or efficacy of PRX-102 in the submitted data package. In the CRL, the FDA noted that an inspection of our manufacturing facility in Carmiel, Israel, including the FDA’s subsequent assessment of any related FDA findings, is required before the FDA can approve a new drug. Due to travel restrictions during the COVID-19 pandemic, the FDA was unable to conduct the required inspection during the review cycle. The FDA explained in the letter that it will continue to monitor the public health situation as well as travel restrictions, and is actively working to define an approach for scheduling outstanding inspections. With respect to the third-party facility in Europe at which fill and finish processes are performed for PRX-102, due to COVID-19, the FDA reviewed records under Section 704(a)(4) of the U.S. Federal Food, Drug, and Cosmetic Act, or the FFDCA, in lieu of a pre-licensing inspection. In the CRL, the FDA stated that it will communicate remaining issues to the facility in order to seek prompt resolution of any pending items. In addition to the foregoing, in the CRL, the FDA noted that agalsidase beta, a therapy used to treat Fabry patients, was recently converted to full approval and is now an “available therapy,” which must be addressed in the context of any potential resubmission of a BLA for PRX-102.

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

On February 24, 2023, we, together with Chiesi, announced that the CHMP has adopted a positive opinion, recommending marketing authorization for PRX-102. The CHMP opinion is now referred for final action to the EC. A final EC decision on the MAA is expected in the beginning of May 2023.

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

Key Trials and Design

Our clinical development program is designed to show that PRX-102 has a potential clinical benefit in all adult Fabry patient populations when compared to currently marketed Fabry disease enzymes, agalsidase beta and agalsidase alfa. In preclinical studies, PRX 102 showed significantly longer half-life due to higher enzyme stability, enhanced activity in Fabry disease affected organs leading to reduction of the accumulated substrate and reduced immunogenicity, which together can potentially lead to improved efficacy through increased substrate clearance and significantly lower formation of anti-drug antibodies, or ADAs. Providing a meaningful improvement in the health and quality of life for Fabry patients being treated with PRX-102 represents a significant potential market opportunity.

Our phase III clinical program of PRX-102 for the treatment of Fabry disease includes three individual studies; the BALANCE study, the BRIDGE study and the BRIGHT study, all of which have been completed. In 2016, we completed a phase I/II clinical trial of PRX-102, which was a dose range finding study in ERT-naïve adult Fabry patients. In the phase III clinical program overall, two potential dosing regimens for PRX-102 were analyzed; 1 mg/kg every two weeks, with the potential for improved efficacy and safety offering a potential alternative to existing enzyme replacement therapies, and 2 mg/kg every four weeks, which has the potential to lower treatment burden versus existing treatments and potentially provide a better quality of life for a subset of Fabry patients.

Patients who completed the BALANCE, BRIDGE and BRIGHT studies, and the extension of the phase I/II study, were offered the opportunity to continue PRX-102 treatment in one of two long-term open-label extension studies. Currently, 126 subjects who participated in our PRX-102 clinical program have opted, with the advice of the treating physician, to continue PRX-102 treatment in one of our long-term, open label, extension studies. Such extension studies include 97 patients in the 1 mg/kg every two weeks extension study (PB-102-F60) with a total cumulative exposure of approximately 400 patient years (10 subjects who completed an extension study from the phase I/II study, 18 subjects who completed the BRIDGE study; 69 subjects who completed the BALANCE study), and 29 subjects who completed the BRIGHT study, in the 2 mg/kg every four weeks extension study (PB-102-F51) with a total cumulative exposure of approximately 110 patient years. Two of such subjects are being treated with 1 mg/kg every two weeks.

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

Phase III BALANCE Study

The pivotal BALANCE study was a 24-month, randomized, double blind, active control study of PRX-102 in adult Fabry patients with deteriorating renal function that was designed to evaluate the safety and efficacy of 1 mg/kg of PRX-102 administered every two weeks compared to agalsidase beta. Topline results from the completed study were announced in April 2022 and the Clinical Study Report for the BALANCE study was completed in July 2022. The final analysis confirmed the positive topline results and favorable tolerability profile. A total of 78 patients who were previously treated with agalsidase beta for at least one year with an estimated glomerular filtration rate (eGFR) slope at screening worse than -2 mL/min/1.73m2/year were enrolled in the study. Patients were randomized on a 2:1 ratio for switching to PRX-102 or continuing on agalsidase beta. A total of 77 patients were treated; 52 with PRX-102 and 25 with agalsidase beta. Approximately 40% of the enrolled patients were female.

The primary endpoint of the BALANCE study is the comparison in the annualized rate of decline of estimated Glomerular Filtration Rate, or eGFR, slope between the agalsidase beta and PRX-102 treatment arms. eGFR is considered a reliable and accepted test to measure kidney function and stage of kidney disease. Additional parameters evaluated include: cardiac assessment, Lyso-Gb3 (a biomarker for monitoring Fabry patients during therapy), pain, quality of life, immunogenicity, Fabry Clinical Events, pharmacokinetics and other parameters.

Given the changed regulatory landscape in the United States with the full approval of agalsidase beta in March 2021 based on clinical endpoints, we changed the primary analysis of the BALANCE study from superiority to non-inferiority, as demonstrating superiority is no longer required under FDA guidelines. As part of the September 2021 Type A End of Review meeting, the FDA, in principle, agreed that the proposed analysis of the BALANCE study demonstrating non-inferiority to agalsidase beta to be included in the data package for the PRX-102 BLA resubmission has the potential to support the approval of PRX-102 for the treatment of Fabry disease. The primary endpoint of the BALANCE study compared the eGFR annualized changes (slope) between the two treatment arms in the intent-to-treat (ITT) analysis set (77 patients). The study met its pre-specified primary endpoint and demonstrated that PRX-102 was statistically non-inferior to agalsidase beta.

The median (95% confidence interval) of the eGFR slope in the PRX-102 arm was -2.514 mL/min/1.73m2/year (-3.788, -1.240) and -2.155 mL/min/1.73m2/year (-3.805, -0.505) in the agalsidase beta arm, demonstrating a large overlap in the confidence intervals of the two arms. The difference in medians (95% confidence interval) is -0.359 mL/min/1.73m2/year (-2.444, 1.726). The prespecified non-inferiority margin was met. The final results of the per-protocol analysis set (72 patients) are consistent with the ITT results, with an even smaller difference in medians (95% confidence interval); -0.118 mL/min/1.73m2/year (-2.450, 2.213). Additional sensitivity and supportive analyses investigated mean eGFR slopes using other statistical models. These models yielded results similar to the primary analysis and confirming non-inferiority of PRX-102 to agalsidase beta. These results supported the robustness of the methodology used for comparisons of treatment effects in the BALANCE study.

The study population (ITT analysis set) was composed of 47 males (61.0%) and 30 females (39.0%), with a mean (range) age of 44.3 (18-60) years. The mean duration of prior treatment with agalsidase beta was approximately six years. At baseline, mean (SD) eGFR was 73.69 ml/min/1.73m2 (20.32) and median eGFR was 74.51 ml/min/1.73m2; mean (SD) eGFR slope was -8.10 mL/min/1.73m2/year (5.92) and median eGFR slope was -7.25 ml/min/1.73m2/year.

A consistent efficacy response was also observed across biomarkers and functional systems relevant to Fabry disease, as demonstrated via secondary endpoints, where in some cases the trend was in favor of PRX-102 and in some in favor of agalsidase beta, but the actual difference between the two arms is always clinically small, supporting the comparability of the two treatments.

Key secondary endpoints included Urine protein creatinine ratio (UPCR) as indicator of proteinuria, plasma levels of lyso –Gb3, imaging marker of cardiac remodeling (Left Ventricular Mass Index, LVMI, by cardiac MRI), disease severity (by Mainz Severity Score Index, MSSI), pain severity (Short Form Brief Pain Inventory, BPI) and quality of life (EQ-5D-5L). Both treatments showed either a stabilization of clinical parameters (e.g., for eGFR, eGFR slope and UPCR) or prevention of further progression of Fabry disease (e.g., LVMI, MSSI).

●Secondary measures of kidney function. In addition to eGFR levels and slope, the proportion of patients categorized as having severe proteinuria (UPCR ≥ 1 gr/gr) in the PRX-102 arm remained stable during the study (at baseline, 7/52 [13.5%] and 6/45 [13.3%] 24-month), while in the agalsidase beta arm, the proportion increased slightly with 3/25 (12.0%) and 4/24 (16.7%), respectively. Mean (SE) UPCR data (post-hoc analysis) for the entire study population remained stable throughout the study with a slight advantage for PRX-102 at 24-months compared to agalsidase beta (Table 1).
●Biomarkers of Fabry disease. Mean (SE) and median (range) plasma lyso-Gb3 change from baseline to 24 months of treatment in the PRX-102 arm were 3.30 (1.38) and 1.15 (-32.2 to 32.7) nM for PRX-102, and -8.74 (4.85) and -1.50 (-102.3 to 2.4) nM for agalsidase beta. As expected, a gender difference was noted, with female Fabry patients exhibiting lower values at baseline and no remarkable changes during the study. Overall, the absolute changes of the Fabry biomarkers were minor in both treatment arms and were considered not clinically significant since there was no indication of Gb3 re-accumulation nor of disease progression.
●Measures of cardiac disease. LVMi was centrally evaluated based on cardiac MRI. An increase in LVMi is indicative of progressing cardiomyopathy, hence preventing an increase in LVMI represents a therapeutic goal in Fabry patients. In the BALANCE study, the change from baseline in both treatment arms was analyzed by absence/presence of hypertrophy at baseline (defined as a LVMI above 91 g/m2 for males and LVMI above 77 g/m2 for females at baseline) and by gender [Kawel-Boehm 2015]. Similar results were achieved in the two treatment arms after 24 months, with a slight reduction in the mean (SE) LVMi values in the PRX-102 arm -4.238 (5.731)) and a small increase in the agalsidase beta arm 2.417 (9.620) for patients with hypertrophy at baseline. Small differences were observed also in those patients without hypertrophy at baseline in both treatment arms.
●Measures of systemic disease burden (MSSI). Further evidence of the stabilization of the disease is provided by the MSSI overall scores, which remained stable throughout the BALANCE study in both arms, with the baseline score in both groups at the low end of the moderate range (means of 23.18 points in the PRX-102 arm and 25.16 points in the agalsidase beta arm), that slightly decreased (improvement by -2.1 points) in the PRX-102 arm and slightly increased in the agalsidase beta arm (+2.0 points). In this case, the CI of the difference in mean changes did not contain 0, suggesting a difference between the two arms in favor of PRX-102.
●Patient reported outcomes. With regards to the patient-reported outcomes (BPI and EQ-5D-5L), the two treatments showed very similar results, with the majority of patients reporting an improvement or no change in both groups, for each domain.

For an overview of primary and secondary endpoints collected in the BALANCE study, please refer to the Table 1 below.

Table 1: Summary Table of Comparison of Treatment Benefit Data in the BALANCE Study, (Mean (SE) [median]), Efficacy Population

Parameter		PRX-102 (N = 52)		Agalsidase beta (N = 25)
eGFR (ml/min/1.73m2)		n		n
	Baseline	52	73.46 (2.80) [73.45]	25	74.16 (4.19) [74.85]
	Month 24	47	70.53 (3.19) [69.35]	24	72.05 (4.69) [74.48]
	Change from Baseline	47	-3.60 (1.58) [-2.39]	24	-1.97 (1.51) [-3.20]
eGFR slope (ml/min/1.73m2/yr)	Baseline	52	-8.03 (0.92) [-6.70] Range: -30.5 ; 6.3	25	-8.25 (4.27) [-7.84] Range: -20.3 ; -2.8
	Month 24	51	-2.38 (1.25) [-2.51] 95%CI: -4.8; 0.8	25	-2.31 (0.71) [-2.16] 95%CI: -4.6; -0.5
Reaching kidney therapeutic goal[a]	Month 24	52	41 patients (80.4%)	25	20 patients (80.0%)
UPCR	Baseline	52	0.441 (0.084)	25	0.284 (0.097)
	Month 24	45	0.480 (0.118)	24	0.489 (0.162)

	Change from Baseline	45	0.088 (0.067)	24	0.197 (0.085)
Plasma lyso-Gb3 (nM)	Baseline	52	26.22 (3.78) [15.20]	25	32.14 (7.08) [17.60]
	Month 24	46	29.22 (4.48) [18.80]	22	19.65 (3.60) [15.30]
	Change from Baseline	46	3.30 (1.38) [1.15]	22	-8.74 (4.85) [-1.50]
LVMI (g/m2)	Baseline	40	75.97 (5.13)	22	82.22 (6.34)
	Month 24	35	71.56 (5.20)	20	82.43 (8.39)
	Change from Baseline	28	-0.64 (2.69)	19	0.29 (3.73)
MSSI (overall score)[a]	Baseline	49	23.18 (1.42)	25	25.16 (2.14)
	Month 24	46	22.11 (1.80)	23	27.09 (2.30)
	Change from Baseline	44	-2.07 (0.77)	23	2.04 (1.10)
BPI (score for pain at its worst)[b]	Baseline	52	3.5 (0.4)	25	2.6 (0.6)
	Month 24	45	3.3 (0.5)	22	3.0 (0.7)
	Change from Baseline	45	-0.1 (0.5)	22	0.6 (0.6)

BPI=brief pain inventory; eGFR=estimated glomerular filtration rate; lyso-Gb3=globotriaosylsphingosine; LVMI=Left Ventricular Mass Index; MSSI=Mainz Severity Score Index; UPCR=Urine Protein Creatinine Ratio.

a Wanner 2018; bHigher scores indicate higher symptom severity.

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

Assessment of immunogenicity, that is, the existence and development of anti PRX-102 antibodies or anti-agalsidase beta antibodies, in the study indicated that for the PRX-102 arm, 18 (34.6%) patients were ADA positive at baseline, of which 17 (94.4%) had neutralizing antibody activity. For the agalsidase beta arm, eight (32.0%) patients were ADA positive at baseline, of which seven (87.5%) had neutralizing antibody activity. Only a small number of patients showed treatment-emergent ADA. At the end of the two-year study, 11 (23.4%) patients that received PRX-102 were ADA positive, of which seven (63.6%) had neutralizing antibody activity, while in the agalsidase beta arm six (26.1%) were ADA-positive and all six (100%) had neutralizing antibody activity. There was little change in the percentage of patients who were ADA positive, with a trend of reduction observed in the PRX-102 arm and stability in the agalsidase beta arm. The proportion of patients with neutralizing ADA decreased in the PRX-102 arm while it remained stable in the agalsidase beta arm.

Out of the 78 randomized patients, six patients discontinued the study: out of the five (9.4%) from the PRX-102 arm, one patient withdrew consent prior to the first infusion, two discontinued due to personal reasons, and two due to adverse events (one due to an unrelated adverse event and one due to a treatment related adverse event); one (4%) patient from the agalsidase beta arm discontinued for personal reasons. There were no deaths in this study.

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

The results of the direct, blinded comparison of PRX-102 to agalsidase beta, for the primary efficacy renal endpoints (i.e., eGFR change, eGFR slope) and for the main secondary endpoints (e.g., urine protein to creatinine ratio [UPCR] LVMI, MSSI, BPI) strongly suggest comparability in treatment effects between the two treatments.

At the same time a potentially favorable safety profile was identified based on lower rates of IRR, lower ADA positivity, and less premedication use in the PRX-102 arm compared to agalsidase beta. Overall, a positive benefit-risk balance was confirmed.

Phase III BRIDGE Study

The BRIDGE study was a 12-month open-label, single arm switch-over study evaluating the safety and efficacy of pegunigalsidase alfa, 1 mg/kg infused every two weeks, in up to 22 Fabry patients previously treated with agalsidase alfa for at least two years and on a stable dose for at least six months. The trial was completed in December 2019. Patients were screened and evaluated over three months while continuing agalsidase alfa treatment.

Final results of the data generated in the BRIDGE study showed substantial improvement in renal function as measured by mean annualized eGFR slope in both male and female patients. Twenty of 22 patients completed the 12-month treatment duration. Eighteen of the patients who completed the study opted to roll over to a long-term extension study and continue to be treated with PRX-102. In the study, the mean annualized eGFR slope of the study participants improved from -5.90 mL/min/1.73m2/year while on agalsidase alfa to -1.19 mL/min/1.73m2/year on PRX-102 in all patients. Male patients improved from -6.36 mL/min/1.73m2/year to -1.73mL/min/1.73m2/year and female patients improved from -5.03 mL/min/1.73m2/year to -0.21 mL/min/1.73m2/year. Following the switch to PRX-102, there was a decrease in patients with progressing or fast progressing kidney disease which is consistent with the therapeutic goals for Fabry disease, as identified by Christoph Wanner, et. al., in 2019, and most patients achieved a stable status post-switch.

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

Phase III BRIGHT Study

The BRIGHT study was a multicenter, multinational open-label, switch-over study designed to evaluate the safety, efficacy and pharmacokinetics of treatment with 2 mg/kg of PRX-102 administered every four weeks for 52 weeks (a total of 14 infusions). The trial, which was completed in June 2020, enrolled 30 adult patients (24 males and 6 females) with mean (SD) age of 40.5 (11.3) years, ranging from 19 to 58 years previously treated with a commercially available

ERT (agalsidase beta or agalsidase alfa), for at least three years and on a stable dose administered every two weeks. To determine eligibility for participation in the study, candidates were screened to identify and select Fabry patients with clinically stable kidney disease. The most common Fabry disease symptoms at baseline were acroparesthesia, heat intolerance, angiokeratomas and hypohydrosis. Patients who matched the criteria were enrolled in the study and switched from their current treatment of IV infusions every two weeks to 2 mg/kg of PRX-102 every four weeks for 12 months. Patients participating in the study were evaluated, among other disease parameters, to determine if their kidney disease had not further deteriorated while being treated with the four-week dosing regimen as measured by eGFR and for lyso-Gb3 levels as a Fabry biomarker, as well as other parameters. In addition, participating patients were evaluated to assess the safety and tolerability of PRX-102.

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

All 30 patients received at least one dose of PRX-102, and 29 patients completed the one-year study. Of these 29 patients, 28 received the intended regimen of 2 mg/kg every four weeks throughout the entire study, while one patient was switched to 1 mg/kg PRX-102 every two weeks per protocol at the 11th infusion. One patient withdrew from the study after the first infusion due to a traffic accident.

First infusions of PRX-102 were administered under controlled conditions at the investigation site. Based on the protocol-specified criteria, patients were able to receive their PRX-102 infusions at a home care setup once the applicable Investigator and Sponsor Medical Monitor agreed that it was safe to do so. Safety and efficacy exploratory endpoints were assessed throughout the 52-week study.

Overall, 33 of 183 total TEAEs reported in nine (30.0%) of the patients were considered treatment related; all were mild or moderate in severity and the majority were resolved at the end of the study. There were no serious or severe treatment-related TEAEs and no TEAEs led to death or study withdrawal. Of the treatment-related TEAEs, 27 were infusion-related reactions (IRRs) and the remainder were single events of diarrhea, erythema, fatigue, influenza-like illness, increases urine protein/creatinine ratio, and urine positive for white blood cells. The 27 IRRs were reported in five (16.7%) patients, all male. All IRRs occurred during the infusion or within two hours post-infusion; no events were recorded between two and 24 hours post-infusion.

Study outcome measures show that plasma lyso-Gb3 concentrations remained stable during the study with a mean change (±SE) of 3.01 nM (0.94) from baseline (19.36 nM ±3.35) to Week 52 (22.23 ±3.60 nM). Mean absolute eGFR values were stable during the 52-week treatment period, with a mean change from baseline of -1.27 mL/min/1.73m2 (1.39). Mean (SE) eGFR slope, at the end of the study, for the overall population, was -2.92 (1.05) mL/min/1.73m2/year indicating stability.

The study suggests that Fabry patients who are currently receiving ERT every two weeks may be successfully transitioned to PRX-102 2 mg/kg every four weeks as an effective and tolerable alternative treatment option. Additional long term data is being collected as part of the ongoing long term extension study (PB-102-F51, NCT03614234) of the 2 mg/kg PRX-102 every four weeks dose.

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

COVID-19 Impact on PRX-102 Clinical Trials

To date, the COVID-19 pandemic has had a minimal effect on the performance of the PRX-102 phase III clinical trials as many of the patients were already treated in home care settings. We were able to complete all three studies. In a minimal amount of cases, patients who completed a trial were not able to be transferred into an extension study due to the pandemic restrictions, and, accordingly, the main trial was prolonged for the patients to permit the continuation of treatment.

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

Severe gout is generally described as a state of gout in which there is a presence of monosodium urate crystals with any of the following: frequent recurrent gout flares, chronic gouty arthritis, subcutaneous tophi or disease elements of gout seen via imaging. It is estimated that approximately 2% of the gout patient population is considered to have chronic refractory disease, and we believe the incidence of severe gout is higher.

Currently available urate-lowering therapies, or ULTs, can be effective in treating gout. However, we believe that new effective, safe therapies are needed to treat severe gout and chronic refractory gout regardless of treatment history. One treatment option may be a therapeutic use of the uricase enzyme which converts uric acid to allantoin, which is easily eliminated through urine. The uricase enzyme does not exist naturally in humans. To date, two variants of recombinant uricases are approved for marketing: (i) Krystexxa® (pegloticase) for treatment of chronic gout refractory to conventional therapy (gout patients that have contraindication/failure of other lowering uric acid treatments) and (ii) Elitek®, indicated for the treatment of tumor lysis syndrome but not gout. Both have a black box warning for anaphylaxis and other major side-effects. In particular, 89% of patients treated with Krystexxa developed an immunogenic response associated with a failure to maintain normalization of serum uric acid levels over a 6-month therapy cycle. In addition, a recent phase IV study demonstrates that co-treatment with Krystexxa and methotrexate prolongs efficacy and increases tolerability in patients with uncontrolled gout. Krystexxa is no longer marketed in the European Union. The European Commission withdrew the marketing authorization for Krystexxa in 2016 at the request of the marketing authorization holder which notified the European Commission of its decision not to market the product in the European Union for commercial reasons.

We use ProCellEx to express an optimized recombinant uricase enzyme under development for the potential treatment of severe gout which we are designing to lower uric acid levels while having low immunogenicity and increased half-life in the circulation. Pre-clinical data demonstrates stable PK profile and long half-life, low immunogenic risk and high specific activity which supports the potential of PRX-115 to be a safe and effective treatment for severe gout. Preliminary results of the first stage of one-month multiple dosing toxicity studies of PRX-115 in two species show no indication of safety concerns and our current development plan goal is to initiate a phase I clinical trial during the first quarter of 2023.

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

Intellectual Property

We have a robust patent portfolio, which is a key element of our overall strategy. We work to continually enhance, strengthen, and protect our intellectual property and now hold a broad portfolio of more than 80 patents globally, including in Europe, the United States, Israel and additional countries worldwide. Our patents are designed to protect our proprietary technology, proprietary products and product candidates, and their methods of use. Additionally, we have more than 30 pending patent applications.

During 2022, we received a patent in Brazil for the patent family named “Stabilized Alpha-galactosidase and uses thereof,” adding to the 15 previously granted patents in such family. In addition, we received a patent in each of the United States, Australia and Mexico for the patent family named “Modified DNase and uses thereof.” Finally, we received a patent in South Africa for the patent family named “Therapeutic Regimen for the Treatment of Fabry Using Stabilized Alpha-Galactosidase.”

Our competitive position and future success depend, in part, on our ability, and that of our licensees, to obtain and leverage the intellectual property rights covering our product candidates, know-how, methods, processes and other technologies, to protect our trade secrets, to prevent others from using our intellectual property and to operate without infringing on the intellectual property rights of third parties. We seek to protect our competitive position by filing United States, European Union, Israeli and other foreign patent applications covering our technology, including both new technology and improvements to existing technology. Our patent strategy includes obtaining patents on methods of production, compositions of matter and methods of use. We also rely on know-how, continuing technological innovation, licensing and partnership opportunities to develop and maintain our competitive position.

Our outstanding 7.50% Senior Secured Convertible Notes due 2024, or the 2024 Notes, are guaranteed by our subsidiaries and secured by perfected liens on all of our material assets, primarily consisting of our intellectual property assets, including a stock pledge of our foreign subsidiaries in favor of the holders of outstanding 2024 Notes.

As of December 31, 2022, our patent portfolio consisted of several patent families (consisting of patents and/or patent applications) covering our technology, protein expression methodologies and system and product candidates, as follows:

Patent Name/Int. App. No.	Global Pending Jurisdictions	Granted Jurisdictions	Nominal Expiry
Production of High Mannose Proteins in Plant Culture/PCT/ Il2004 000181	N/A	Japan, Israel, Canada, Russian Federation, Mexico, India, Australia, South Africa, Republic of Korea, Singapore, Europe, Hong Kong, Ukraine, China, USA, Brazil	2024(1)
Cell/Tissue Culturing Device, System and Method/PCT/Il2005/ 000228	N/A	Israel	2025
Large Scale Disposable Bioreactor/PCT/Il2008/000614	N/A	Australia, Canada, China, Europe, Hong Kong, India, Israel, Republic of Korea, Russian Federation, Singapore, South Africa, USA, Brazil	2028(2)
Stabilized Alpha-galactosidase and uses thereof/PCT/Il2011/ 000209	Brazil	Canada, South Africa, Russian Federation, Singapore, Israel, India, New Zealand, Republic of Korea, Australia, China, Japan, USA, Europe, Hong Kong, India, Brazil	2031
Nucleic Acid Construct for Expression of Alpha-galactosidase in Plants and Plant Cells/PCT/ Il2011/000719	Brazil	India, China, Republic of Korea, Japan, Israel, Europe, Hong Kong, USA	2024(2)
Therapeutic Regimen For The Treatment of Fabry Using Stabilized Alpha-galactosidase/ PCT/Il2018/050018	USA, Europe, Brazil, Japan, Canada, Australia, Chile, Israel, Republic of Korea, China, New Zealand, Russian Federation, Mexico, Hong Kong	South Africa	2038

Dry Powder Formulations of DNase 1/PCT/Il2013/050094	N/A	Israel, USA	2033
DNase I Polypeptides, Polynucleotides Encoding Same, Methods of Producing DNase I and uses thereof in Therapy/PCT/ Il2013/050097	Brazil	Europe, Israel	2033
Inhalable Liquid Formulations of DNase I/PCT/Il2013/050096	N/A	Israel, USA	2033
Modified DNase and uses thereof/ PCT/Il2016/050003	Europe, Canada, China, New Zealand, Israel, Hong Kong, South Africa	USA, Australia, Mexico	2036
Use of Plant Cells Expressing a TNF Alpha Polypeptide Inhibitor in Therapy/PCT/IL2014/050231	N/A	Israel	2034
Removal of Constructs from Transformed Cells/PCT/IL2019/ 051266	USA, Israel, Japan, New Zealand, Australia	N/A	N/A
Long-Acting DNase/PCT/IL2021/051207	N/A	N/A	N/A
Dicer-Like Knock-Out Plant Cells/ PCT/IL2021/051194	N/A	N/A	N/A
Modified Uricase and Uses Thereof/PCT/IL2021/051305	N/A	N/A	N/A
(1)	Patent granted in Australia expires in 2029.
(2)	Patent granted in the United States expires in 2032.

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

In April 2005, Protalix Ltd. entered into a license agreement with Icon Genetics AG, or Icon, pursuant to which we received an exclusive worldwide license to develop, test, use and commercialize Icon’s technology to express certain proteins in our ProCellEx protein expression system. We are also entitled to a non-exclusive worldwide license to make and have made other proteins expressed by using Icon’s technology. As consideration for the license, we are obligated to make royalty payments equal to varying low, single-digit percentages of net sales of products by us, our affiliates, or any sublicensees under the agreement. In addition, we are obligated to make milestone payments equal to $350,000, in the aggregate, for each product developed under the license, upon the achievement of certain milestones.

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

With respect to Fabry disease, we face competition from Sanofi Genzyme (Fabrazyme), Takeda (Replagal) and Amicus (Galafold®). In addition, we are aware of other late clinical stage, early clinical stage and experimental drugs that are being developed by other companies for the treatment of Fabry disease. For example, eleva GmbH (formerly, Greenovation Biotech GmbH) is developing an ERT for Fabry disease which has completed a phase I clinical trial.

With respect to severe gout, we face competition from Horizon Therapeutics Public Limited Company (Krsytexxa), which is indicated for treatment of chronic gout in adult patients refractory to conventional therapy. In addition, we are aware of other clinical stage, early clinical stage and experimental refractory or chronic gout treatments. For example, we are aware of a product candidate that is the subject of a phase III clinical trial for chronic refractory gout and another product candidate that is the subject of a phase II clinical trial for hyperuricemia in gout patients with advanced CKD.

We also face potential competition to our ProCellEx system from companies that are developing other platforms for the expression of recombinant therapeutic pharmaceuticals. We are aware of companies that are developing alternative technologies to develop and produce therapeutic proteins in anticipation of the expiration of certain patent claims covering marketed proteins. A number of companies have developed or are developing alternative expression technologies. Examples include Crucell N.V.’s (acquired by Johnson & Johnson) expression system based on human-cell technology, Dyadic International Inc.’s expression system based on a fungus, Pfenex Inc.’s (acquired by Ligand Pharmaceuticals Incorporated) bacteria-based expression system, and others. Companies developing alternate plant-based technologies include iBio, Inc., Medicago, Inc., and eleva. Unlike ProCellEx, these alternate technologies are not cell-based. These companies base their product development on transgenic plants or whole plants.

Agreements and Partnerships

Elelyso – Pfizer

We have licensed to Pfizer the global rights to Elelyso in all markets, excluding Brazil, pursuant to an Amended and Restated Exclusive License and Supply Agreement, or the Amended Pfizer Agreement, which we entered into with Pfizer in October 2015 to amend and restate our initial Exclusive License and Supply Agreement with Pfizer, or the Pfizer Agreement. Pursuant to the Amended Pfizer Agreement, Pfizer retains 100% of revenue and reimburses 100% of direct costs. For the first 10-year period after the execution of the Amended Pfizer Agreement, we have agreed to sell drug substance to Pfizer for the production of Elelyso, subject to certain terms and conditions, and Pfizer maintains the right to extend the supply period for up to two additional 30-month periods, subject to certain terms and conditions. In a subsequent amendment, we agreed that after the completion of the first 10-year supply period, the supply term would automatically extend for a five-year period. Any failure to comply with our supply commitments may subject us to substantial financial penalties. The Amended Pfizer Agreement includes customary provisions regarding cooperation for regulatory matters, patent enforcement, termination, indemnification and insurance requirements. We retain distribution rights to taliglucerase alfa in Brazil.

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

PRX-102 – Chiesi Farmaceutici

We have entered into two exclusive global licensing and supply agreements for PRX-102 for the treatment of Fabry disease with Chiesi. The agreements have significant revenue potential for Protalix. Under the agreements, Protalix Ltd. has received $50.0 million in upfront payments and development cost reimbursements of $45 million, and is entitled to more than $1.0 billion in potential milestone payments and tiered royalties of 15% - 35% (ex-US) and 15% - 40% (US).

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

On July 23, 2018, Protalix Ltd. entered into the Chiesi US Agreement with respect to the development and commercialization of PRX-102 in the United States. Protalix Ltd. received an upfront, non-refundable, non-creditable payment of $25.0 million from Chiesi and was entitled to additional payments of up to a maximum of $20.0 million to cover development costs for PRX-102, capped at $7.5 million per year. Protalix Ltd. is also eligible to receive additional payments of up to a maximum of $760.0 million, in the aggregate, in regulatory and commercial milestone payments. Chiesi agreed to make tiered payments of 15% to 40% of its net sales under the Chiesi US Agreement to Protalix Ltd., depending on the amount of annual sales, subject to certain terms and conditions, as consideration for product supply.

On May 13, 2021, we signed a binding term sheet with Chiesi amending the Chiesi Agreements in order to provide our company with near-term capital. Chiesi agreed to make a $10.0 million payment to us before the end of the second quarter of 2021 in exchange for a $25.0 million reduction in a longer term regulatory milestone payment provided in the Chiesi EX-US Agreement. All other regulatory and commercial milestone payments remain unchanged. We received the payment in June 2021. We also agreed to negotiate certain manufacturing related matters.

On August 29, 2022, we entered into the F/F Agreement and the Letter Agreement. Under the F/F Agreement, we agreed to supply Chiesi with drug substance for PRX-102 and, following relevant technology and technical information transfer activities, Chiesi has agreed, among other things, to provide us with commercial fill/finish services for PRX-102, including to support the anticipated global launch of PRX-102. The F/F Agreement will expite December 31, 2025, unless terminated earlier in accordance with its terms and may be extended by mutual agreement in writing for an additional period of seven years. The Letter Agreement changed the obligations of both us and Chiesi under the License Agreements with respect to, among other things, the evaluation, selection and establishment of an initial alternate source of commercial fill/finish services for PRX-102. In addition, the Letter Agreement amended certain provisions of the License Agreements to reflect the appointment of Chiesi as a supplier to our company of commercial fill/finish services and the potential establishment of an initial alternate source of commercial fill/finish services.

Manufacturing

We use our current manufacturing facility in Carmiel, Israel, which has approximately 14,700 sq/ft of clean rooms built according to industry standards, to manufacture drug substance for Elelyso, pegunigalsidase alfa and other recombinant proteins for commercial use and phase III clinical trials. We maintain an approximately 3,400 sq/ft pilot plant for protein development and to manufacture supplies for clinical trials (phase I and phase II). Elelyso, pegunigalsidase alfa and our other drug product candidates must be manufactured in a sterile environment and in compliance with cGMPs set by the FDA and other relevant foreign regulatory authorities. We are currently producing PRX-102 drug substance for our phase III and other clinical trials, as well as the manufacturing of the Elelyso we need in the near future, including the Elelyso to be purchased by Pfizer under the Amended Pfizer Agreement. In addition, we intend to use our manufacturing space to produce all of the drug substance needed in connection with the clinical trials for our other product candidates.

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

Our manufacturing facilities are subject to inspections by various regulatory authorities from time to time. We have undergone successful inspections by the FDA, the Irish Medicines Board (under the EMA’s centralized marketing authorization procedure), the Brazilian National Health Surveillance Agency (ANVISA), the Israeli Ministry of Health, the Turkish Ministry of Health, the Australian Therapeutic Goods Administration (TGA) and Health Canada.

Our current facility in Israel was granted “Approved Enterprise” status, and we have elected to participate in the alternative benefits program. Our facility is located in a top priority location, or “Zone A,” location, and, therefore, our income from the Approved Enterprise will be tax exempt in Israel for a 10-year period, commencing with the year in which we first generate taxable income from the relevant Approved Enterprise and after we use our net operating loss carryforwards, or NOLs. We expect to be entitled to similar tax benefits for a number of years thereafter. To remain eligible for these tax benefits, we must continue to meet certain conditions, and if we increase our activities outside of Israel, for example, by future acquisitions, such increased activities generally may not be eligible for inclusion in Israeli tax benefit programs. In addition, our technology is subject to certain restrictions with respect to the transfer of technology and manufacturing rights.

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

Development and regulatory approval of our pharmaceutical products are dependent upon our ability to procure active ingredients and certain packaging materials from sources approved by the FDA and other regulatory authorities. The FDA and other regulatory approval processes require manufacturers to specify their proposed suppliers of active ingredients and certain packaging materials in their applications. From time to time, we intend to continue to identify alternative approved suppliers to ensure the uninterrupted supply of necessary raw materials.

Government Regulations

U.S. Drug Development Process

The FDA regulates drugs under the FFDCA and its implementing regulations. Drugs are also subject to other federal, state and local statutes and regulations. Biologics are subject to regulation by the FDA under the FDCA, the Public Health Service Act, and related regulations and other federal, state and local laws and regulations. Biological products include a wide variety of products including vaccines, blood and blood components, gene therapies, tissue and proteins. Unlike most prescription products made through chemical processes, biological products generally are made from human and/or animal materials. To be lawfully marketed in interstate commerce, a biologic product must be the subject of a BLA issued by the FDA on the basis of a demonstration that the product is safe, pure and potent, and that the facility in which the product is manufactured meets standards to assure that the product continues to be safe, pure and potent. The FDA has developed, and is continuously updating, the requirements with respect to cell and gene therapy products and has issued documents concerning the regulation of cellular and tissue-based products. Manufacturers of cell and tissue-based products must comply with the FDA’s current good tissue practices, or cGTP, which are FDA regulations that govern the methods used in, and the facilities and controls used for, the manufacture of such products. The primary intent of the cGTP requirements is to ensure that cell and tissue-based products are manufactured in a manner designed to prevent the introduction, transmission and spread of communicable disease.

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

Orphan Drug Designation

Under the Orphan Drug Act of 1983, the FDA may grant orphan drug designation to drugs and biological products intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States or that affects more than 200,000 persons in the United States but that sales in the United States are not expected to recover the costs of developing and marketing a treatment drug. Orphan product designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. Among the benefits of orphan drug designation are possible funding and tax savings to support clinical trials, other financial incentives and a waiver of the marketing application user fee.

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

In December 2017, the European Commission granted Orphan Drug Designation to PRX-102 for the treatment of Fabry disease.

Patent Term Restoration and Marketing Exclusivity

Depending upon the timing, duration and specifics of FDA marketing approval of our product candidates, some of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term restoration period is generally one-half the time between (a) the effective date of an IND and the submission date of a BLA or an NDA plus (b) the time between the submission date of a BLA or an NDA and the approval of that application. Only one patent applicable to an approved drug is eligible for the extension and the extension must be requested prior to expiration of the patent. The U.S. Patent and Trademark Office, or USPTO, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. We anticipate that we will apply for restorations of the patent term for certain of patents covering our product candidates.

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

In January 2018, the FDA granted Fast Track designation to PRX-102.

Accelerated Approval

Section 901 of the U.S. Food and Drug Administration Safety Innovations Act amends the FFDCA to allow the FDA to base Accelerated Approval for drugs for serious conditions that fill an unmet medical need on whether the drug has an effect on a surrogate or an intermediate clinical endpoint. A surrogate endpoint used for Accelerated Approval is a marker; that is, a laboratory measurement, radiographic image, physical sign or other measure, that is thought to predict clinical benefit, but is not itself a measure of clinical benefit. An intermediate clinical endpoint is a measure of a therapeutic effect that is considered reasonably likely to predict the clinical benefit of a drug, such as an effect on irreversible morbidity and mortality. The FDA bases its decision on whether to accept the proposed surrogate or intermediate clinical endpoint on the scientific support for that endpoint. Studies that demonstrate a drug’s effect on a surrogate or intermediate clinical endpoint must be “adequate and well controlled” as required by the FFDCA.

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

Encouragement of Industrial Research, Development and Technology Innovation Law, 1984

To date, Protalix Ltd. has received grants from the Office of the Chief Scientist of the Israeli Department of Labor, or the OCS under the Israeli Law for the Encouragement of Industrial Research, Development and Technology Innovation, 1984, and related regulations, or the Research Law. On January 1, 2016, the Israeli government established the National Authority for Technological Innovation, or NATI, which replaced many of the functions of the OCS. For purposes of clarity, references to NATI will include the OCS. NATI grants are made available to finance of a portion of Protalix Ltd.’s research and development expenditures in Israel. As of December 31, 2022, NATI approved grants in respect of Protalix Ltd.’s continuing operations totaling approximately $53.2 million (before interest, as described below), measured from inception. Protalix Ltd. is required to repay up to 100% of grants actually received (plus interest at the LIBOR rate applied to the grants received on or after January 1, 1999) to NATI through payments of royalties at a rate of 3% to 6% of the revenues generated from NATI-funded project, depending on the period in which revenues were generated. As of December 31, 2022, Protalix Ltd. either paid or accrued royalties payable of $15.8 million, and Protalix Ltd.’s contingent liability to NATI with respect to grants received was approximately $37.4 million.

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

Employees

As of December 31, 2022, we had 197 employees of whom 193 are full time employees and 17 have a Ph.D. or an M.D. in their respective scientific fields. We believe that our relations with our employees are good. We believe that our success will greatly depend on our ability to identify, attract and retain capable employees. The Israeli Ministry of Labor and Welfare is authorized to make certain industry-wide collective bargaining agreements, or Expansion Orders, that apply to types of industries or employees including ours. These agreements affect matters such as cost of living adjustments to salaries, length of working hours and week, recuperation, travel expenses, and pension rights. Otherwise, our employees are not represented by a labor union or represented under a collective bargaining agreement. See “Risk Factors—We depend upon key employees and consultants in a competitive market for skilled personnel. If we are unable to attract and retain key personnel, it could adversely affect our ability to develop and market our products.”

Company Background

We were originally incorporated in the State of Florida in April 1992, and reincorporated in the State of Delaware in March 2016. Protalix Ltd., our wholly-owned subsidiary and sole operating unit, is an Israeli company and was incorporated in Israel in 1993.

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

We are listed on the TASE until March 22, 2023 and, accordingly, we submit copies of all our filings with the Commission to the Israeli Securities Authority (the “ISA”) and the TASE. Such copies can be retrieved electronically through the TASE’s internet messaging system (www.maya.tase.co.il) and through the MAGNA distribution site of the ISA (www.magna.isa.gov.il) for as long as we remain listed on the TASE.

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

To commercialize our drug candidates worldwide, we need FDA approval, EMA approval and approvals from other countries’ regulators to commercialize our drug candidates elsewhere, as applicable. In order to obtain FDA approval of any of our drug candidates, we must submit to the FDA a BLA or an NDA demonstrating that the drug candidate is safe and effective for its intended use. This demonstration requires significant research and animal tests, which are referred to as preclinical studies, as well as human tests, which are referred to as clinical trials. In the European Union, we must submit an MAA to the EMA. Satisfaction of the regulatory requirements of the FDA, EMA and other countries’ regulatory authorities typically takes many years, depends upon the type, complexity and novelty of the drug candidate and requires substantial resources for research, development and testing.

We cannot assure you that the FDA will approve the BLA submitted for pegunigalsidase alfa by the PDUFA date or at all, or that the EMA will approve the MAA in a timely manner or at all. We also cannot assure you that the results of clinical trials of our other product candidates will demonstrate that the candidates are safe and effective for their intended uses.

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

Failure to obtain approval of the FDA, EMA or comparable foreign authorities of pegunigalsidase alfa or any of our other drug candidates in a timely manner, if at all, will severely undermine our business, financial condition and results of operation by reducing our potential marketable products and our ability to generate corresponding product revenues.

In light of our receipt of a CRL from the FDA regarding our BLA for pegunigalsidase alfa, the U.S. regulatory requirements and timing for pegunigalsidase alfa approval are uncertain; we are substantially dependent on receipt of regulatory approvals for pegunigalsidase alfa, our most advanced product candidate.

The CRL issued by the FDA in response to the pegunigalsidase alfa BLA did not report any concerns relating to the potential safety or efficacy of pegunigalsidase alfa in the submitted data package. Although the FDA, at the Type A meeting held on September 9, 2021, in principle, agreed that the data package that was subsequently included in the BLA resubmission has the potential to support a traditional approval of pegunigalsidase alfa for the treatment of Fabry disease, we cannot guarantee when, or if, we will be successful in receiving regulatory approval for pegunigalsidase alfa. If we do not obtain approval for pegunigalsidase alfa or are delayed in obtaining such approval, it would have a material and adverse effect on our operations and financial condition.

The FDA may request additional data or impose other conditions in connection with an approval of the BLA. We cannot assure you that the FDA will eventually approve pegunigalsidase alfa on a resubmission.

In addition, we may incur significant additional expenditures in order to obtain or maintain FDA approval. If the resubmitted BLA is approved, the FDA may subject pegunigalsidase alfa to post-marketing commitments or requirements, and we may need to develop and/or improve certain antibody or additional assays as post-marketing requirements or commitments. Even if we comply with all the requests of regulatory authorities, the FDA and other authorities may ultimately reject the BLA or any other marketing application that we file for a product candidate in the future, if any, or we might not obtain regulatory clearance in a timely manner.

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

Human clinical trials are very expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. Preliminary and initial results from a clinical trial do not necessarily predict final results, and failure can occur at any stage of the trial. We may encounter problems that could cause us to abandon or repeat preclinical studies or clinical trials. The clinical trial process is also time-consuming. Failure or delay in the commencement or completion of our clinical trials may be caused by several factors, including:

●	slower than expected rates of patient recruitment, particularly with respect to trials of rare diseases;
●	determination of dosing issues;
●	unforeseen safety issues;
●	lack of effectiveness during clinical trials;
●	disagreement by applicable regulatory bodies over our trial protocols, the interpretation of data from preclinical studies or clinical trials or conduct and control of clinical trials;
●	determination that the patient population participating in a clinical trial may not be sufficiently broad or representative to assess efficacy and safety for our target population;
●	inability to monitor patients adequately during or after treatment;
●	inability or unwillingness of medical investigators and institutional review boards to follow our clinical protocols; and

●	lack of sufficient funding to finance the clinical trials.

Any failure or delay in commencement or completion of any clinical trials of our product candidates will have a material adverse effect on our business, results of operations and financial condition. In addition, we, the FDA or other regulatory authorities may suspend any clinical trial at any time if it appears that we are exposing participants in the trial to unacceptable safety or health risks or if the FDA or such other regulatory authorities, as applicable, find deficiencies in our IND submissions or the conduct of the trial. Any suspension of a clinical trial may have a material adverse effect on our business, results of operations and financial condition.

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

We may publicly disclose interim, topline or preliminary data from our clinical trials, which is based on a preliminary analysis of then-available data. The results and related findings and conclusions are subject to change following a full analysis of all data related to the particular trial. We also may make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, any interim, topline or preliminary results that we report may differ from future results of the same trials, or different conclusions or considerations may qualify such results once additional data have been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different than the preliminary data we previously published. As a result, any topline data should be viewed with caution until final data are available. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more data becomes available. Further, regulatory agencies may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses, or may interpret or ascribe different weight to the data, which may impact the value of the clinical trial and may affect the particular clinical program and the approvability or commercialization of the particular product candidate and our business in general. If regulatory authorities disagree with the conclusions we reach, we may not be able to obtain approval for and commercialize our product candidates, which will have a material adverse effect on our business, results of operations and financial condition.

We may find it difficult to enroll patients in our clinical trials, or patients may discontinue their participation in our clinical trials, which could cause significant delays in the completion of such trials or may negatively impact the results of these studies and extend the timeline for completion of our development programs or cause us to abandon one or more clinical trials.

Some of the diseases or disorders that our drug candidates are intended to treat are relatively rare and we expect only a subset of the patients with these diseases to be eligible for our clinical trials. Our clinical trials generally mandate that a patient cannot be involved in another clinical trial for the same indication. Therefore, subjects that participate in ongoing clinical trials for products that are competitive with our drug candidates are not available for our clinical trials. An inability to enroll a sufficient number of patients for any of our clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether. In addition, patients who enroll in our clinical trials may discontinue their participation at any time during the study as a result of a number of factors, including withdrawing their consent, experiencing adverse clinical events, which may or may not be judged related to our drug candidates under evaluation, or due to planned or actual pregnancies. The discontinuation of patients in any one of our studies may delay the completion of the study or cause the results from the study not to be positive or to not support a filing for regulatory approval of the applicable drug candidate. Any failure to enroll a sufficient number of patients in our clinical trials in a timely manner, if at all, may have a material adverse effect on our business, results of operations and financial condition.

Because our clinical trials depend upon third-party researchers, the results of our clinical trials and such research activities are subject to delays and other risks which are, to a certain extent, beyond our control, which could impair our clinical development programs and our competitive position.

We depend upon independent investigators and collaborators, such as universities and medical institutions, to conduct our preclinical and clinical trials. These collaborators are not our employees, and we cannot control the amount or timing of resources that they devote to our clinical development programs. The investigators may not prioritize to our clinical development programs or pursue them as diligently as we would if we were undertaking such programs directly. If outside collaborators fail to devote sufficient time and resources to our clinical development programs, or if their performance is substandard, the approval of anticipated NDAs, BLAs and other marketing applications, and our introduction of new drugs, if any, may be delayed which could impair our clinical development programs and would have a material adverse effect on our business, results of operations and financial condition. Our collaborators may also have relationships with other commercial entities, some of whom may compete with us. If our collaborators also assist our competitors, our competitive position could be harmed.

We have only limited experience in regulatory affairs, and some of our drug candidates may be based on new technologies. These factors may affect our ability or the time we require to obtain necessary regulatory approvals.

We have only limited experience in filing and prosecuting the applications necessary to gain regulatory approvals for medical devices and drug candidates. Moreover, some of the drug candidates that are likely to result from our development programs may be based on new technologies that have not been extensively tested in humans. The regulatory requirements governing these types of drug candidates may not be well defined or more rigorous than for conventional products. As a result, we may experience a longer regulatory process in obtaining regulatory approvals of any products that we develop, which may have a material adverse effect on our business, results of operations and financial condition.

We may seek orphan drug designation for some or all of our product candidates across various indications, but we may be unable to obtain such designations or to maintain the benefits associated with orphan drug designation, including market exclusivity, which may cause our revenue, if any, to be reduced.

We may seek orphan drug designation for our product candidates in specific orphan indications in which there is a medically plausible basis for the use of these products. Even if we obtain orphan drug designation, exclusive marketing rights in the United States may be limited if we seek approval for an indication broader than the orphan designated indication, and may be lost if the FDA later determines that the request for designation was materially defective, if we are unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition, or if a subsequent applicant demonstrates clinical superiority over our products, if approved. In addition, more than one drug can have orphan designation for the same indication. Although we may seek orphan drug designation for other product candidates, we might not receive such designations.

Risks Related to the COVID-19 Pandemic

The COVID-19 pandemic, or any other pandemic, epidemic or outbreak of an infectious disease, could adversely impact our business, including our clinical trials, and financial condition.

In December 2019, a novel strain of coronavirus, COVID-19, was reported to have surfaced in Wuhan, China. Since then, the COVID-19 coronavirus and its variants have spread to multiple countries, including the United States, Australia and European and Asia-Pacific countries, including countries where we have planned or active clinical trial sites. As the COVID-19 coronavirus and its variants continue to spread around the globe, we may experience disruptions that could potentially impact our business and clinical trials. While the extent of the impact of the current COVID 19 pandemic on our business and financial results depends on future developments that are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and its variants and the actions to contain them or treat their impact, among others, a continued and prolonged public health crisis such as the COVID 19 pandemic may adversely affect our business, results of operations and financial condition.

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

We have agreed to sell drug substance to Pfizer for the production of Elelyso for a 20-year period after the execution of the Amended Pfizer Agreement, subject to certain terms and conditions. As part of that obligation, we agreed to substantial financial penalties if we fail to comply with the supply commitments, or are delayed in doing so. The amounts of the penalties depend on when any such failure occurs and for how long it persists, if at all, and other considerations. Any failure to comply with the supply commitments under the Amended Pfizer Agreement may have a material adverse effect on our business, results of operations and financial condition.

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

A key element of our business strategy is to develop and commercialize a portfolio of new products in addition to taliglucerase alfa. We seek to do so through our internal research programs and strategic collaborations for the development of new products. Research programs to identify new product candidates require substantial technical, financial and human resources, whether or not any product candidates are ultimately identified. Our research programs may initially show promise in identifying potential product candidates, yet fail to immediately yield product candidates for clinical development for many reasons, including the following:

●	a product candidate is not capable of being produced in commercial quantities at an acceptable cost, or at all;
●	a product candidate may not be accepted by patients, the medical community or third-party payors;
●	competitors may develop alternatives that render our product candidates obsolete;
●	the research methodology used may not be successful in identifying potential product candidates; or

●	a product candidate may, on further study, be shown to have harmful side effects or other characteristics that indicate it is unlikely to be effective or otherwise does not meet applicable regulatory approval.

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

The FDA and foreign regulators require manufacturers to register manufacturing facilities. The FDA and foreign regulators also inspect these facilities to confirm compliance with cGMP or similar requirements that the FDA or foreign regulators establish. We or certain of our materials suppliers may face manufacturing or quality control problems causing product production and shipment delays or a situation where we or the supplier may not be able to maintain compliance with the FDA’s cGMP requirements, or those of foreign regulators, necessary to continue manufacturing. To date, our current facility has passed audits by the FDA and a number of other regulatory authorities but remains subject to audit by other foreign regulatory authorities. There can be no assurance that we will be able to comply, or continue to comply, with FDA or foreign regulatory manufacturing requirements for our current facility or any facility we may establish in the future, and the failure to so comply, or continue to comply, will have a material adverse effect on our business, results of operations and financial condition.

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

We compete against fully integrated pharmaceutical companies and smaller companies that are collaborating with larger pharmaceutical companies, academic institutions, government agencies and other public and private research organizations. Our drug candidates will have to compete with existing therapies and therapies under development by our competitors. Our commercial opportunities may be reduced or eliminated if our competitors develop and market products that are less expensive, more effective or safer than our drug products. Other companies have drug candidates in various stages of preclinical or clinical development to treat diseases for which we are also seeking to develop drug products. Some of these potential competing drugs are further advanced in development than our drug candidates and may be commercialized earlier. See “Business – Competition.”

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

If we acquire companies, products or technologies, we may face integration risks and costs associated with those acquisitions that could potentially negatively impact our business, results of operations and financial condition.

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

We are highly dependent upon the principal members of our management team, especially our President and Chief Executive Officer, Dror Bashan, as well as the Chairman of our Board of Directors, Zeev Bronfeld, our other directors, consultants and collaborating scientists. Many of these people have been involved with us for many years and have played integral roles in our progress, and we believe that they will continue to provide value to us. A loss of any of these personnel may have a material adverse effect on aspects of our business, clinical development and regulatory programs. We have employment agreements with Mr. Bashan and our other executive officers that may be terminated by us or the applicable officer at any time with varying notice periods of 30 to 180 days. The loss of any of these persons’ services may adversely affect our ability to develop and market our products and obtain necessary regulatory approvals. Further, we do not maintain key-man life insurance.

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

Under current U.S. and Israeli laws, we may not be able to enforce employees’ covenants not to compete and therefore may be unable to prevent our competitors from benefiting from the expertise of some of our former employees.

We have entered into non-competition agreements with substantially all of our employees. These agreements prohibit our employees, if they cease working for us, from competing directly with us or working for our competitors for a limited period. Under current U.S. and Israeli laws, we may be unable to enforce these agreements against most of our employees and it may be difficult for us to restrict our competitors from gaining the expertise our former employees acquired while working for us. If we cannot enforce our employees’ non-compete agreements, we may be unable to prevent our competitors from benefiting from the expertise of our former employees, which may have a material adverse effect on our business, results of operations and financial condition.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, stockholders could lose confidence in our financial and other public reporting, which would harm our business and the trading price of our common stock.

Effective internal control over financial reporting is necessary for us to provide reliable financial reports. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. While our assessment of our internal control over financial reporting resulted in our conclusion that as of December 31, 2022, our internal control over financial reporting was effective, we cannot predict the outcome of our testing or any subsequent testing by our auditor in future periods. Any testing by us conducted in connection with Section 404 of the Sarbanes-Oxley Act, or Section 404, or any subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement. Inferior internal controls could also cause investors to lose confidence in our reported financial information and affect our reputation, which could have an adverse effect on the trading price of our common stock.

Our management is required to assess the effectiveness of our internal controls and procedures and disclose changes in these controls on an annual basis. However, for as long as we are a non-accelerated filer, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404. An independent assessment of the effectiveness of our internal control could identify deficiencies in internal control over financial reporting that our management’s assessment might not. Undetected material weaknesses in our internal controls could lead to financial statement restatements and require us to incur the expense of remediation.

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

In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because biotechnology companies have experienced significant stock price volatility in recent years. If we face such litigation, it could result in substantial costs and divert management’s attention and resources, which could have a material adverse effect on our business, results of operation and financial condition.

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

The enactment of proposed or future tax legislation may adversely impact our financial condition and results of operations.

On August 16, 2022, President Biden signed the Inflation Reduction Act, or the IRA. The IRA contains a number of tax related provisions including a 15% minimum corporate income tax on certain large corporations as well as an exercise tax on stock repurchases, both provisions are effective for tax years beginning after December 31, 2022. We are in the process of evaluating the IRA, but do not expect it to have a material impact on our financial statements.

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

Our NOL carryforwards as of December 31, 2022, are equal to approximately $247.4 million, of which approximately $26.7 million may be restricted under Section 382 of the Internal Revenue Code, or the IRC. IRC Section 382 applies whenever a corporation with NOLs experiences an ownership change. As a result of IRC Section 382, the taxable income for any post-change year that may be offset by a pre-change NOL may not exceed the fair market value of the pre-change entity multiplied by the IRC long-term tax exempt rate. Significant judgment is required in determining any valuation allowance recorded against deferred tax assets. In assessing the need for a valuation allowance, we considered all available evidence, including past operating results, the most recent projections for taxable income and prudent and feasible tax planning strategies. We reassess our valuation allowance periodically and if future evidence allows for a partial or full release of the valuation allowance, a tax benefit will be recorded accordingly. Any ownership change (including as a result of conversion of our outstanding convertible notes into shares of our common stock), or any other limitation on our utilization of NOLs, could have a material adverse effect on our business, results of operations and financial condition.

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

In addition, on December 22, 2017, the Tax Cuts and Jobs Act, or the TCJA, that significantly reforms the IRC was enacted. The TCJA, among other things, includes changes to U.S. federal tax rates, imposes significant additional limitations on the deductibility of certain expenses and adds certain limitations to the use of net operating loss carryforwards arising after December 31, 2017. Effective in 2022, the TCJA requires all U.S. companies to capitalize and subsequently amortize R&D expenses that fall within the scope of Section 174 over five years for research activities conducted in the United States and over 15 years for research activities conducted outside of the United States, rather than deducting such costs in the year incurred for tax purposes. Although Congress may defer, modify or repeal this provision, potentially with retroactive effect, we have no assurance that Congress will take any action with respect to this provision. As of the fourth quarter of 2022, we have accounted for an estimate of the effects of the R&D capitalization, based on interpretation of the law as currently enacted. To the extent that this provision is not deferred, modified or repealed, and once our available NOLs are fully utilized, we would incur an increase in our tax expenses and a decrease in our cash flows provided by operations.

We are a holding company with no operations of our own.

We are a holding company with no operations of our own. Accordingly, our ability to conduct our operations, service any debt that we may incur in the future and pay dividends, if any, is dependent upon the earnings from the business conducted by Protalix Ltd. The distribution of those earnings or advances or other distributions of funds by our subsidiary to us, as well as our receipt of such funds, are contingent upon the earnings of Protalix Ltd. and are subject to various business considerations and U.S. and Israeli laws. If Protalix Ltd. is unable to make sufficient distributions or advances to us, or if there are limitations on our ability to receive such distributions or advances, we may not have the cash resources necessary to conduct our corporate operations or service our debt which would have a material adverse effect on our business, results of operations and financial condition.

Risks Related to our Financial Condition and Capital Requirements

Servicing our debt and settling conversion requests may require a significant amount of cash, and we may not have sufficient cash flow from our business to pay our debt. Furthermore, restrictive covenants governing our indebtedness may restrict our ability to raise additional capital.

We currently have outstanding $28.75 million aggregate principal amount of our 2024 Notes which are secured with a perfected lien on all of our assets. Under the terms of the indenture governing the 2024 Notes, or the 2024 Indenture, we are required to maintain a minimum cash balance of at least $7.5 million. Our ability to make payments with respect to the 2024 Notes and to satisfy any other debt obligations depends on our future operating performance and our ability to generate significant cash flow in the future, which will be affected by prevailing economic conditions and financial, business, competitive, legislative and regulatory factors as well as other factors affecting our company and industry, many of which are beyond our control. If, when required, we are unable to comply with the terms of the 2024 Notes, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. In addition, certain terms of the 2024 Notes regarding the security interest or future indebtedness may restrict us from adopting any of these alternatives. We may be unable to obtain amendments and waivers of such restrictions. If there is a default of such notes, the note holders could, among other things, elect to declare all amounts owed immediately due and payable, which could cause all or a large portion of our available cash flow to be used to pay such amounts and thereby reduce the amount of cash available to pursue our business plans or force us into bankruptcy or liquidation, or, with respect to our indebtedness that is secured, result in the foreclosure on the assets that secure the debt, which would force us to relinquish rights to assets that we may believe are critical to our business. Any default on our debt will have a material adverse effect on our business, results of operations and financial condition.

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

Our 2024 Notes represent a significant amount of indebtedness with substantial debt service requirements. We may also incur additional indebtedness to meet future financing needs. Our substantial indebtedness could have material adverse effects on our business, results of operations and financial condition. For example, it could:

●	make it more difficult for us to satisfy our financial obligations, including with respect to the 2024 Notes;
●	result in an event of default under our outstanding convertible notes if we fail to comply with the financial and other restrictive covenants contained in agreements governing any future indebtedness, which event of default could result in all of our debt becoming immediately due and payable;
●	increase our vulnerability to general adverse economic, industry and competitive conditions;
●	reduce the availability of our cash flow to fund working capital, capital expenditures, acquisitions and other general corporate purposes because we will be required to dedicate a substantial portion of our cash flow from operations to the payment of principal and interest on our indebtedness;
●	limit our flexibility in planning for, or reacting to, and increasing our vulnerability to changes in our business, the industry in which we operate and the general economy;
●	prevent us from raising funds necessary to purchase 2024 Notes surrendered to us by holders upon a fundamental change (as described in the 2024 Indenture governing the notes), which failure would result in an event of default with respect to the 2024 Notes;
●	place us at a competitive disadvantage compared to our competitors that have less indebtedness or are less highly leveraged and that, therefore, may be able to take advantage of opportunities that our debt levels or leverage prevent us from exploiting; and
●	limit our ability to obtain additional financing.

Each of these factors may have a material and adverse effect on our business, results of operations and financial condition and our ability to meet our payment obligations under the 2024 Notes and our other indebtedness.

We are required to comply with a number of covenants under the 2024 Indenture governing our outstanding 2024 Notes that could hinder our growth.

The 2024 Indenture contains a number of restrictive affirmative and negative covenants, which limit our ability to incur additional debt; exceed certain limits; pay dividends or distributions; or merge, consolidate or dispose of substantially all of our assets, including all of our intellectual property assets and other material assets securing the 2024 Notes. A breach of these covenants could result in default, and if such default is not cured or waived, the holders of the indebtedness could, among other things, elect to declare all amounts owed immediately due and payable, which could cause all or a large portion of our available cash flow to be used to pay such amounts and thereby reduce the amount of cash available to pursue our business plans or force us into bankruptcy or liquidation, or, result in the foreclosure on the assets that secure the debt, including all of our intellectual property assets, which would force us to relinquish rights to such assets that we may believe are critical to our business. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. Any default on our debt will have a material adverse effect on our business, results of operations and financial condition.

Any conversion of our outstanding 2024 Notes into common stock will dilute the ownership interest of our existing stockholders, including holders who had previously converted their notes.

The conversion of some or all of our 2024 Notes into shares of our common stock will dilute the ownership interests of our existing stockholders. Any sales in the public market of our common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of our outstanding 2024 Notes may encourage short selling by market participants because the conversion of 2024 Notes could depress the market price of our common stock.

The fundamental change purchase feature of our outstanding 2024 Notes may delay or prevent an otherwise beneficial attempt to take over our company.

The terms of our outstanding 2024 Notes require us to offer to purchase the notes for cash in the event of a fundamental change. A non-stock takeover of our company may trigger the requirement that we purchase the notes. This feature may have the effect of delaying or preventing a takeover of our company that would otherwise be beneficial to our stockholders.

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

To date, we have not generated significant revenues from product sales and only minimal revenues from research and development services and other fees, other than the milestone and other payments we have received in connection with our agreements with Pfizer and Chiesi. For the years ended December 31, 2022, 2021 and 2020, we had net losses from continuing operations of $14.9 million, $27.6 million and $6.5 million, respectively, primarily as a result of expenses incurred through a combination of research and development activities and expenses supporting those activities, which includes share-based compensation expense. Drug development and commercialization is very capital intensive. We fund all of our operations and capital expenditures from the revenues we generate from licensing fees and grants, the net proceeds of equity and debt offerings and other sources. In addition, changes may occur that could consume our existing capital at a faster rate than projected, including, among others, the cost and timing of regulatory approvals, changes in the progress of our research and development efforts and the costs of protecting our intellectual property rights.

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

We currently have very limited sales, marketing or distribution capabilities and no experience in building a sales force and distribution capabilities. Under our arrangements with Pfizer and Chiesi, we have out-licensed the marketing rights to Elelyso and pegunigalsidase alfa, except that we retained the marketing rights to BioManguinhos alfataliglicerase in

Brazil. We have not licensed the marketing or commercialization rights to any of our other product candidates to any party. The commercialization of a drug product requires that we commit significant financial and managerial resources to develop a marketing and sales force with technical expertise and with supporting distribution capabilities. We may elect to pursue arrangements regarding the sales and marketing and distribution of one or more of our other product candidates. Our future revenues may depend, in part, on our ability to enter into and maintain arrangements with our existing partners and other companies having sales, marketing and distribution capabilities and the ability of such companies to successfully market and pharmaceutical products on a global scale. Commercialization, marketing, distribution and other similar alliances with respect to our product and product candidate will subject us to a number of risks, including the following:

●	we may be required to relinquish important rights to our products or product candidates;
●	we may not be able to control the amount and timing of resources that our distributors or collaborators may devote to the commercialization of our product candidates;
●	our distributors or collaborators may experience financial difficulties;
●	our distributors or collaborators may not devote sufficient time to the marketing and sales of our products; and
●	business combinations or significant changes in a collaborator’s business strategy may adversely affect a collaborator’s willingness or ability to complete its obligations under any arrangement.

Factors that may inhibit our efforts to commercialize our products directly and without strategic partners include:

●	the inability to recruit and retain adequate numbers of effective sales and marketing personnel;
●	the inability of sales personnel to obtain access to an adequate number of physicians or to pursuade them to prescribe our products;
●	the lack of complementary products to be offered by sales personnel; and
●	unforeseen costs and expenses.

We may not be successful in recruiting or retaining the sales and marketing personnel necessary to sell BioManguinhos alfataliglicerase in Brazil or any of our products upon approval, if at all, which would have a material adverse effect on our business, results of operations and financial condition.

If physicians, patients, third party payors and others in the medical community do not accept and use taliglucerase alfa, pegunigalsidase alfa or any of our other product candidates, if approved, our ability to generate revenue from product sales will be materially impaired.

Physicians and patients, and other healthcare providers, may not accept and use any of our products or any product candidates, if approved for marketing. Future acceptance and use of any of our products or any product candidates, if approved, will depend upon a number of factors including:

●	perceptions by physicians, patients, third party payors and others in the medical community about the safety and effectiveness of taliglucerase alfa, pegunigalsidase alfa or our other drug candidates;
●	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
●	the prevalence and severity of any side effects, including any limitations or warnings contained in our products’ approved labeling;

●	pharmacological benefits of taliglucerase alfa, pegunigalsidase alfa or our other drug candidates relative to competing products and products under development;
●	the efficacy and potential advantages relative to competing products and products under development;
●	relative convenience and ease of administration;
●	effectiveness of education, marketing and distribution efforts by us and our licensees and distributors, if any;
●	publicity concerning taliglucerase alfa, pegunigalsidase alfa or our other drug candidates or competing products and treatments;
●	coverage and reimbursement of our products by third party payors; and
●	the price for our products and competing products.

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

We are unable to predict whether we could be subject to actions under any of these or other fraud and abuse laws, or the impact of such actions. Moreover, to the extent that taliglucerase alfa, pegunigalsidase alfa or any of our product candidates, if approved for marketing, will be sold in a foreign country, we and our future collaborators may be subject to similar foreign laws and regulations. If we or any of our future collaborators are found to be in violation of any of the laws described above and other applicable state and federal fraud and abuse laws, we may be subject to penalties, including civil and criminal penalties, damages, fines, exclusion from government healthcare reimbursement programs and the curtailment or restructuring or our operations, any of which could have a material adverse effect on our business, results of operations and financial condition.

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

As of December 31, 2022, we had more than 30 pending patent applications. However, the filing of a patent application does not mean that we will be issued a patent, or that any patent eventually issued will be as broad as requested in the patent application or sufficient to protect our technology. Any modification required to a current patent application may delay the approval of such patent application which would have a material adverse effect on our business, results of operations and financial condition. In addition, there are a number of factors that could cause our patents, if granted, to become invalid or unenforceable or that could cause our patent applications to not be granted, including known or unknown prior art, deficiencies in the patent application or the lack of originality of the technology. Our competitive position and future revenues will depend in part on our ability and the ability of our licensors and collaborators to obtain and maintain patent protection for our products, methods, processes and other technologies, to preserve our trade secrets, to prevent third parties from infringing on our proprietary rights and to operate without infringing the proprietary rights of third parties. We have filed U.S. and international patent applications for process patents, as well as composition of matter patents, for taliglucerase alfa, pegunigalsidase alfa and our product candidates. However, we cannot predict:

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

As of December 31, 2022, we held, or had license rights to, more than 80 patents. If patent rights covering our products or technologies are not sufficiently broad, they may not provide us with sufficient proprietary protection or competitive advantages against competitors with similar products and technologies. Furthermore, if the USPTO or foreign patent offices issue patents to us or our licensors, others may challenge the patents or circumvent the patents, or the patent office or the courts may invalidate the patents. Thus, any patents we own or license from or to third parties may not provide any protection against our competitors and those who infringe upon our patents.

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

Risks Relating to our Operations in Israel

Significant parts of our operations are located in Israel and, therefore, our results may be adversely affected by political, economic and military conditions in Israel.

Our executive office and operations are located in the State of Israel. Accordingly, political, economic and military conditions in Israel directly affect our business. Any armed conflicts, political instability, terrorism, cyberattacks or any other hostilities involving Israel or the interruption or curtailment of trade between Israel and its present trading partners could affect adversely our operations. For example, our facilities in northern Israel are in range of rockets that were fired from Lebanon into Israel during a 2006 war with the Hizbollah in Lebanon, and suffered minimal damages during one of the rocket attacks. Our insurance policies do not cover damages incurred in connection with these conflicts or for any resulting disruption in our operations. The Israeli government, as a matter of law, provides coverage for the reinstatement value of direct damages that are caused by terrorist attacks or acts of war; however, the government may cease providing such coverage or the coverage might not be enough to cover potential damages. If our facilities are damaged as a result of hostile action, our operations may be materially adversely affected.

Ongoing and revived hostilities or other Israeli political or economic factors, could prevent or delay shipments of our products, harm our operations and product development and cause any future sales to decrease. In the event that hostilities disrupt the ongoing operation of our facilities or the airports and seaports on which we depend to import and export our supplies, materials, drug substance and other products, our operations may be materially adverse affected.

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

Most of our directors and all of our executive officers are residents of Israel, and accordingly, most of their assets and our assets are located outside the United States. Service of process upon us or our non-U.S. resident directors and officers and enforcement of judgments obtained in the United States against us or our non-U.S. resident directors and executive officers may be difficult to obtain within the United States. We have been informed by our legal counsel in Israel that it may be difficult to assert claims under U.S. securities laws in original actions instituted in Israel or obtain a judgment based on the civil liability provisions of U.S. federal securities laws. Israeli courts may refuse to hear a claim based on a violation of U.S. securities laws against us or our non-U.S. resident officers and directors because Israel may not be the most appropriate forum to bring such a claim. In addition, even if an Israeli court agrees to hear a claim, it may determine that Israeli law and not U.S. law is applicable to the claim. If U.S. law is found to be applicable, the content of applicable U.S. law must be proved as a fact, which can be a time-consuming and costly process. Certain matters of procedure will also be governed by Israeli law. There is little binding case law in Israel addressing the matters described above. Israeli courts might not enforce judgments rendered outside Israel, which may make it difficult to collect on judgments rendered against us or our non-U.S. resident officers and directors.

Moreover, among other reasons, including but not limited to, fraud or absence of due process, or the existence of a judgment which is at variance with another judgment that was given in the same matter if a suit in the same matter between the same parties was pending before a court or tribunal in Israel, an Israeli court will not enforce a non-Israeli judgment if it was given in a state whose laws do not provide for the enforcement of judgments of Israeli courts (subject to exceptional cases) or if its enforcement is likely to prejudice the sovereignty or security of the State of Israel.

Risks Related to Investing in our Common Stock

The market price of our common stock may fluctuate significantly.

The market price of our common stock has experienced significant volatility. The securities of life sciences companies often experience significant volatility in connection with clinical trial and regulatory announcements.

We anticipate that the market price of our common stock is likely to continue to fluctuate significantly in response to numerous factors, some of which are beyond our control, such as:

●	the timing of and any delays in anticipated marketing approvals for pegunigalsidase alfa;
●	sales of pegunigalsidase alfa, if approved for marketing;
●	our sale of shares of our common stock under our ATM program, or market expectations that such sales are to be executed;
●	purchases of BioManguinhos alfataliglicerase in Brazil;
●	the progress and results of the studies of our other product candidates;
●	developments concerning intellectual property rights and regulatory approvals;
●	the announcement of new products or product enhancements by us or our competitors;
●	variations in our and our competitors’ results of operations;
●	changes in earnings estimates or recommendations by securities analysts;
●	developments in the biotechnology industry; and
●	general market conditions and other factors, including factors unrelated to our operating performance.

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

A substantial majority of our outstanding shares of our common stock are freely tradable without restriction or further registration under the federal securities laws. In addition, we may sell additional shares of our common stock in the future to raise capital. A substantial number of shares of our common stock are reserved for issuance upon the exercise of stock options, upon conversion of our outstanding convertible notes and upon the exercise of our outstanding warrants. At December 31, 2022, there were outstanding options to purchase common stock issued covering approximately 5.5 million shares of our common stock with a weighted average exercise price of $2.28 per share. Also at December 31, 2022, there were 136,738 shares of common stock available for future for issuance in connection with future grants of incentives under our Amended and Restated Pro BioTherapeutics, Inc. 2006 Stock Incentive Plan, as amended, approximately 21.5 million shares of common stock reserved for issuance upon conversion of our outstanding 2024 Notes and approximately 14.6 million shares of common stock reserved for issuance upon the exercise of our outstanding warrants. The issuance and sale of substantial amounts of common stock, or the perception that such issuances and sales may occur, could adversely affect the market price of our common stock and impair our ability to raise capital through the sale of additional equity securities.

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

Our common stock is listed for trade on both the NYSE American and the TASE, although we will be delisting from the TASE effective as of March 22, 2023. Dual-listing may result in price variations between the exchanges due to a number of factors. First, our common stock is traded in U.S. dollars on the NYSE American and in NIS on the TASE. In addition, the exchanges are open for trade at different times of the day and on different days. For example, the TASE opens generally during Israeli business hours, Sunday through Thursday, while the NYSE American opens generally during U.S. business hours, Monday through Friday. The two exchanges also have differing vacation schedules. Differences in the trading schedules, as well as volatility in the exchange rate of the two currencies, among other factors, may result different trading prices for our common stock on the two exchanges. Other external influences may have different effects on the trading price of our common stock on the two exchanges.

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

Item 1B.   Unresolved Staff Comments

None.

Item 2.      Properties

We maintain a U.S. corporate office in Hackensack, New Jersey. Our headquarters, including a manufacturing facility, executive offices and other facilities, are located in Carmiel, Israel. Our facilities in Israel currently contain approximately 14,700 sq/ft of manufacturing space and 3,400 sq/ft for a pilot plant, 11,700 sq/ft for offsite warehouse space and approximately 43,100 sq/ft of laboratories, front warehouse and office space, and are leased at a rate of approximately $81,000 per month. In addition, we are entitled to use an additional 14,500 sq/ft in the same facility, which we intend to utilize in connection with an anticipated expansion of our manufacturing facilities. Our facilities are equipped with the requisite laboratory services required to conduct our business, and we believe that the existing facilities are adequate to meet our needs for the foreseeable future. Our original lease for the facility was in effect until 2016 and we have exercised two of three options to extend the term, each for an additional five-year period. The lease is currently in effect until 2026 and we retain an additional option to extend the term for another five-year period thereafter. Upon the exercise of each option to extend the term of the lease includes a 10% increase to the then current base rent.

Item 3.      Legal Proceedings

We are not involved in any material legal proceedings.

Item 4.      Mine Safety Disclosures

Not applicable.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NYSE American under the symbol “PLX.” Our common stock is also listed on the TASE under the symbol “PLX;” however, we have decided to voluntarily delist our common stock from the TASE. The delisting will take effect on March 22, 2023 and the last trading date on the TASE will be March 20, 2023. As of February 15, 2023, there were approximately 65 holders of record of our common stock. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.

Equity Compensation Plan Information

The following table provides information as of December 31, 2022 with respect to the shares of our common stock that may be issued under our existing equity compensation plan.

	A	B	C
Number of Securities Remaining
	Number of Securities		Available for Future Issuance
	to be Issued	Weighted Average	Under Equity Compensation Plans
	Upon Exercise of	Exercise Price of	(Excluding Securities Reflected in
Plan Category	Outstanding Options	Outstanding Options	Column A)
Equity Compensation Plans Approved by Stockholders	5,519,315	$2.28	136,738
Equity Compensation Plans Not Approved by Stockholders	—	—	—
Total	5,519,315	$2.28	136,738

Item 6.     [Reserved]

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to help the reader understand our results of operations and financial condition. The MD&A is provided as a supplement to, and should be together with our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis, particularly with respect to our plans and strategy for our business and related financing, include forward-looking statements that involve risks and uncertainties. You should read “Risk Factors” in Item 1A of this Annual Report on Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

The most advanced investigational drug in our product pipeline is pegunigalsidase alfa, a therapeutic protein candidate for the treatment of Fabry disease, a rare, genetic lysosomal disorder, which is the subject of a phase III clinical program. The PRX-102 phase III clinical program includes three separate studies which are referred to as the BALANCE study, the BRIDGE study and the BRIGHT study, each of which has been completed. The studies were designed to evaluate the potential for improved efficacy and better quality of life for adult patients with Fabry disease and to evaluate the safety of our drug/therapy. In addition, the Phase III clinical program includes two extension studies in which subjects that participated in our phase I/II clinical trials and phase III clinical trials may enroll and continue to be treated with PRX-102.

On November 9, 2022, we, together with Chiesi, our development and commercialization partner for PRX-102, resubmitted to the FDA a BLA for PRX-102 for the potential treatment of adult patients with Fabry disease. The initial BLA for PRX-102 was submitted to the FDA on May 27, 2020 under the FDA’s Accelerated Approval pathway, and was subsequently accepted by the FDA and granted Priority Review designation. However, in April 2021, the FDA issued a CRL in response to the initial BLA. In preparation for the BLA resubmission, we and Chiesi participated in a Type A (End of Review) meeting with the FDA on September 9, 2021. As part of the meeting minutes provided by the FDA, which included the preliminary comments and meeting discussion, the FDA, in principle, agreed that the data package proposed to the FDA for a BLA resubmission has the potential to support a traditional approval of PRX-102 for the treatment of Fabry disease. The data package in the BLA resubmission, given the change in the regulatory landscape in the United States, includes the final two-year analyses of our BALANCE study, which were completed in July 2022, and long-term data from our open-label extension study of PRX-102 in adult patients treated with a 2 mg/kg every four weeks dosage of PRX-102.

On February 7, 2022, we, together with Chiesi, submitted an MAA to the EMA which was subsequently validated by the EMA. The submission was made after the October 8, 2021 meeting we held, together with Chiesi, with the Rapporteur and Co-Rapporteur of the EMA regarding PRX-102.

The MAA submission includes a comprehensive set of preclinical, clinical and manufacturing data compiled from our completed and ongoing clinical studies evaluating PRX-102 as a potential alternative treatment for adult patients with Fabry disease. The submission was supported by the 12–month interim data analysis generated from the BALANCE study. Data generated from our BRIDGE study, our phase I/II clinical trial in naive or untreated patients, and from our extension study with 1 mg/kg every two weeks were also included in the submission. In addition, the MAA includes data from our completed 12–month switch–over phase III BRIGHT study to support an additional potential treatment regimen for Fabry patients. As part of the EMA review process, we and Chiesi received the Day 120 list of questions in June

2022, and the full response package thereto was submitted to the EMA in September 2022 (following a 3-month clock-stop period). An essential portion of the response included the submission of the final analysis of the two-year BALANCE study (the final Clinical Study Report), and an interim analysis of our long-term, open-label extension study of PRX-102 in adult patients with Fabry disease treated with the 2 mg/kg every four weeks dosage.

On February 24, 2023, we, together with Chiesi, announced that CHMP has adopted a positive opinion, recommending marketing authorization for PRX-102. The CHMP opinion is now referred for final action to the EC. A final EC decision on the MAA is expected in the beginning of May 2023.

In addition to PRX-102, our product pipeline currently includes, among other candidates:

(1)PRX-115, our plant cell-expressed recombinant PEGylated uricase (urate oxidase) – a chemically modified enzyme to treat severe gout; and
(2)PRX-119, our plant cell-expressed PEGylated recombinant human DNase I product candidate being designed to elongate half-life in the circulation for NETs-related diseases.

Obtaining marketing approval with respect to any product candidate in any country is dependent on our ability to implement the necessary regulatory steps required to obtain such approvals. We cannot reasonably predict the outcome of these activities.

On August 25, 2021, we completed exchanges, or the Exchanges, of our outstanding 7.50% Senior Secured Convertible Notes due 2021, or the2021 Notes, with institutional note holders of a substantial majority of the 2021 Notes. The Exchanges involved the exchange of an aggregate of $54.65 million principal amount of our outstanding 2021 Notes for an aggregate of $28.75 million principal amount of newly issued 2024 Notes, $25.90 million in cash, and approximately $1.1 million in cash representing accrued and unpaid interest through the closing date. The initial conversion rate for the 2024 Notes is 563.2216 shares of common stock, par value $0.001 per share, or the common Stock, for each $1,000 principal amount of 2024 Notes (equivalent to an initial conversion price of approximately $1.7755 per share of common Stock), subject to adjustment in certain circumstances. This initial conversion price represents a premium of approximately 32.5% relative to the closing price of our common stock on the NYSE American on August 13, 2021.

On July 2, 2021, we entered into an At The Market Offering Agreement, or the Sales Agreement, with H.C. Wainwright & Co., LLC, as our sales agent, or the Agent, which was amended on May 2, 2022. Pursuant to the terms of the Sales Agreement, we may sell from time to time through the Agent shares of its common stock, par value $0.001 per share, or the common Stock, having an aggregate offering price of up to $20.0 million, or the ATM Shares. Upon execution of the Sales Agreement, we terminated the ATM Equity OfferingSM Sales Agreement, or the BofA Agreement, we had entered into on October 1, 2020 with BofA Securities, Inc., or BofA Securities. During the term of the sales agreement with BofA Securities, we sold a total of 3,296,123 shares of common stock for total gross proceeds of approximately $13.8 million. As of December 31, 2022, shares of our common stock for total gross proceeds of approximately $11.3 million remain available to be sold under the Sales Agreement.

On February 17, 2021, we closed a public offering of our common Stock, raising gross proceeds of approximately $40.2 million at a price equal to $4.60 per share, before deducting the underwriting discount and estimated expenses of the offering. BofA Securities acted as book-running manager for the offering with Oppenheimer & Co. acting as co-manager.

On March 18, 2020, we completed a private placement of our common Stock and warrants. In connection with the offering, we issued 17,604,423 unregistered shares of common Stock at a purchase price per share of $2.485 and warrants to purchase an additional 17,604,423 shares of common Stock at an exercise price of $2.36 per share. The warrants were exercisable commencing six months following their issuance for a period of five years from the date of issuance. For accounting purposes, the warrants are classified as equity considering the warrants’ terms. The net proceeds generated from the private placement were approximately $41.3 million, after deducting advisory fees and other estimated offering expenses.

On October 19, 2017, Protalix Ltd. and Chiesi entered into the Chiesi Ex-US Agreement pursuant to which Protalix Ltd. granted to Chiesi an exclusive license for all markets outside of the United States to commercialize pegunigalsidase alfa.

On July 23, 2018, Protalix Ltd. and Chiesi entered into the Chiesi US Agreement with respect to the commercialization of pegunigalsidase alfa in the United States.

Under each of the Chiesi Ex-US Agreement and the Chiesi US Agreement, collectively, the Chiesi Agreements, Chiesi made an upfront payment to Protalix Ltd. of $25.0 million in connection with the execution of each agreement. In addition, under the Chiesi Ex-US Agreement, Protalix Ltd. is entitled to additional payments of up to $25.0 million in pegunigalsidase alfa development costs, and to receive additional payments of up to $320.0 million, in the aggregate, in regulatory and commercial milestone payments. Under the Chiesi US Agreement, Protalix Ltd. is entitled to payments of up to a maximum of $20.0 million to cover development costs for pegunigalsidase alfa, and to receive additional payments of up to a maximum of $760.0 million, in the aggregate, in regulatory and commercial milestone payments. To date, Protalix Ltd. has received the complete amount of development costs to which it is entitled under the Chiesi Agreements.

Under the terms of both of the Chiesi Agreements, Protalix Ltd. agreed to manufacture all of the pegunigalsidase alfa needed under the agreements, subject to certain exceptions, and Chiesi agreed to purchase pegunigalsidase alfa from Protalix, subject to certain terms and conditions. Under the Chiesi Ex-US Agreement, Chiesi is required to make tiered payments of 15% to 35% of its net sales, depending on the amount of annual sales outside of the United States, as consideration for product supply. Under the Chiesi US Agreement, Chiesi is required to make tiered payments of 15% to 40% of its net sales, depending on the amount of annual sales in the United States, as consideration for product supply.

On May 13, 2021, we signed a binding term sheet with Chiesi pursuant to which we and Chiesi amended the Chiesi Agreements in order to provide us with near-term capital. Chiesi agreed to make a $10.0 million payment to us before the end of the second quarter of 2021 in exchange for a $25.0 million reduction in a longer term regulatory milestone payment provided in the Chiesi EX-US Agreement. All other regulatory and commercial milestone payments remain unchanged. We received the payment in June 2021. We also agreed to negotiate certain manufacturing related matters.

Since its approval by the FDA, taliglucerase alfa has been marketed by Pfizer in accordance with the Pfizer Agreement. In October 2015, Protalix Ltd. and Pfizer entered into the Amended Pfizer Agreement pursuant to which we sold to Pfizer its share in the collaboration created under the Pfizer Agreement for the commercialization of Elelyso. As part of the sale, we agreed to transfer our rights to Elelyso in Israel to Pfizer while gaining full rights to it in Brazil. Under the Amended Pfizer Agreement, Pfizer is entitled to all of the revenues, and is responsible for 100% of expenses, globally for Elelyso, excluding Brazil where we are responsible for all expenses and retain all revenues.

On June 18, 2013, we entered into the Brazil Agreement with Fiocruz. Fiocruz’s purchases of BioManguinhos alfataliglicerase to date have been significantly below certain agreed-upon purchase milestones and, accordingly, we have the right to terminate the Brazil Agreement. Notwithstanding the termination right, we are, at this time, continuing to supply BioManguinhos alfataliglicerase to Fiocruz and patients continue to be treated with BioManguinhos alfataliglicerase in Brazil.

We believe that our cash and cash equivalents and short-term bank deposits as of December 31, 2022 are sufficient to satisfy our capital needs for at least 12 months from the date that these financial statements are issued. In addition, under the terms of our outstanding 7.50% Senior Secured Convertible Notes due 2024 (the “2024 Notes, we are required to maintain a minimum cash balance of at least $7.5 million.

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

We determined that the license together with the research and development services should be combined into a single performance obligation since Chiesi cannot benefit from the license without the research and development services. The research and development services are highly specialized and are dependent on the supply of the drug.

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

Research and Development Expense

We expect our research and development expense to remain our primary expense in the near future as we continue to develop our product candidates. Research and development expense consists of:

●	internal costs associated with research and development activities;
●	payments made to third party contract research organizations, investigative/clinical sites and consultants;
●	manufacturing development costs;
●	personnel-related expenses, including salaries, benefits, travel, and related costs for the personnel involved in research and development;
●	activities relating to the advancement of product candidates through preclinical studies and clinical trials; and
●	facilities and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities, as well as laboratory and other supplies.

The following table identifies our current major research and development projects:

Project	Status	Expected Near Term Milestones
PRX-102 – pegunigalsidase alfa	BALANCE, BRIDGE and BRIGHT studies complete; extension studies ongoing	Following the positive opinion form the CHMP, EMA response to MAA expected by May 3, 2023, and the FDA PDUFA date is May 9, 2023.

PRX-115 – Uricase	Preclinical	Phase I clinical trial to commence in the first half of 2023.

PRX-119 – Long Acting DNase I	Preclinical

We anticipate incurring increasing costs in connection with the continued development of all of the product candidates in our pipeline. Our internal resources, employees and infrastructure are not tied to any individual research project and are typically deployed across all of our projects. We currently do not record and maintain research and development costs per project.

The costs and expenses of our projects are partially funded by grants we have received from NATI. Each grant is deducted from the related research and development expenses as the costs are incurred. For additional information regarding the grant process, see “Business—Israeli Government Programs— Encouragement of Industrial Research, Development and Technology Innovation, 1984” in Item 1 of this Annual Report. There can be no assurance that we will continue to receive grants from NATI in amounts sufficient for our operations, if at all. In addition, under the two Chiesi Agreements, Protalix Ltd. was entitled to payments of up to $45.0 million in the aggregate to cover development costs for pegunigalsidase alfa, capped at $17.5 million per year. To date, Protalix Ltd. has received all of the development costs to which it is entitled under the Chiesi Agreements.

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

Share-Based Compensation

We measure share-based compensation cost for all share-based awards at the fair value on the grant date and recognition of share-based compensation over the related service period. The fair value of stock options is determined based on the number of shares granted and the price of our common stock, and calculated based on the Black-Scholes valuation model. For grants made to employees and non-employees, we recognize the fair value of the grant as expense over the service period using the accelerated method.

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

On August 25, 2021, we completed the Exchanges of a substantial majority of the 2021 Notes with certain institutional note holders. The Exchanges involved the exchange of an aggregate of $54.65 million principal amount of our outstanding 2021 Notes for an aggregate of $28.75 million principal amount of newly issued 2024 Notes, $25.90 million in cash, and approximately $1.1 million in cash representing accrued and unpaid interest through the closing date. The initial conversion rate for the 2024 Notes is 563.2216 shares of common stock for each $1,000 principal amount of 2024 Notes (equivalent to an initial conversion price of approximately $1.7755 per share of the common stock), subject to adjustment in certain circumstances. This initial conversion price represents a premium of approximately 32.5% relative to the closing price of our common stock on the NYSE American on August 13, 2021. The Exchanges are described in greater detail in Note 10 to the consolidated financial statements.

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

As of December 31, 2022, a total of $28.75 million aggregate principal amount of the 2024 Notes were outstanding. In addition, as of December 31, 2022 and 2021, none of the 2021 Notes were outstanding.

Results of Operations

Year ended December 31, 2022 Compared to the Year Ended December 31, 2021

Revenues from Selling Goods

We recorded revenues of $25.3 million for the year ended December 31, 2022, an increase of $8.6 million, or 51%, compared to revenues of $16.7 million for the year ended December 31, 2021. The increase resulted from an increase of $2.2 million in sales to Pfizer, an increase of $3.1 million in sales to Brazil and an increase of $3.3 million in sales to Chiesi.

Revenues from License and R&D services

We recorded revenues from license and R&D services of $22.3 million for the year ended December 31, 2022, an increase of $0.7 million, or 3%, compared to revenues of $21.6 million for the year ended December 31, 2021. Revenues from license and R&D services represent mainly the revenues we recognized in connection with the Chiesi Agreements.

Cost of Goods Sold

Cost of goods sold was $19.6 million for the year ended December 31, 2022, an increase of $3.3 million, or 20%, compared to cost of goods sold of $16.3 million for the year ended December 31, 2021. The increase in cost of goods sold was primarily the result of the increase in sales of goods.

Research and Development Expenses

For the year ended December 31, 2022, our total research and development expenses were approximately $29.3 million comprised of approximately $17.8 million in subcontractor-related expenses, approximately $7.3 million of salary and related expenses, approximately $1.4 million of materials-related expenses and approximately $2.8 million of other expenses. For the year ended December 31, 2021, our total research and development expenses were approximately $29.7 million comprised of approximately $18.4 million in subcontractor-related expenses, approximately $7.4 million of salary and related expenses, approximately $1.2 million of materials-related expenses and approximately $2.7 million of other expenses.

The decrease in research and developments expenses of $0.4 million, or 1%, for the year ended December 31, 2022 compared to the year ended December 31, 2021 resulted primarily from a $0.6 million decrease in subcontractor-related expenses in connection with our PRX-102 clinical trials, partially offset by a $0.2 million increase in materials-related expenses.

We expect research and development expenses to continue to be our primary expense as we enter into a more advanced stage of preclinical and clinical trials for certain of our product candidates.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $11.7 million for the year ended December 31, 2022, a decrease of $1.0 million, or 8%, from $12.7 million for the year ended December 31, 2021. The decrease resulted primarily from a decrease in professional fees and salary-related expenses.

Financial Expenses and Income, Net

Financial expense, net was $1.4 million for the year ended December 31, 2022, a decrease of $5.7 million, or 80%, compared to financial expenses of $7.1 million for the year ended December 31, 2021. The decrease resulted primarily from lower interest and debt amortization costs due to a decrease in our outstanding notes from an aggregate principal amount of $57.92 million of 2021 Notes to an aggregate principal amount of $28.75 million of 2024 Notes, and an increase in the exchange rate of New Israeli Shekels for U.S. Dollars over the period.

Income taxes

Section 174 of the TCJA, which was enacted in December 2017, eliminated the option to immediately deduct research and development expenses in the year incurred, effective January 1, 2022. The amended provision under Section 174 requires us to capitalize and amortize these expenditures over fifteen years (for out of U.S.-based research and development). In the year ended December 31, 2022, we recorded income taxes of approximately $530,000.

Year ended December 31, 2021 Compared to the Year Ended December 31, 2020

For a discussion of the year ended December 31, 2021 compared to the year ended December 31, 2020, see Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2021.

Liquidity and Capital Resources

Our sources of liquidity include our cash balances and bank deposits. At December 31, 2022, we had $22.2 million in cash and cash equivalents. We have primarily financed our operations through equity and debt financings, business collaborations, and grants funding.

During the year ended December 31, 2022, we raised gross proceeds equal to approximately $8.7 million from the sale of 7,473,038 shares of our common stock under our ATM program.

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

Cash Flows

Net cash used in operations was $25.0 million for the year ended December 31, 2022. The net loss for the year ended December 31, 2022 of $14.4 million was further increased by a $7.2 million decrease in contracts liability and a $5.3 million decrease in accounts payable and accruals and $1.2 million increase in accounts receivable-trade and other assets, which was partially offset by a $2.1 million in share-based compensation and $1.1 million in depreciation and $1.2 million decrease in inventories. Net cash used in investing activities for the year ended December 31, 2022 was $5.0 million and consisted primarily of a net increase in bank deposits. Net cash provided by financing activities for the year ended December 31, 2022 was $8.2 million representing net proceeds from the issuance of common stock through the ATM Program.

Future Funding Requirements

As a result of our significant research and development expenditures and the lack of significant revenue from sales of taliglucerase alfa, we have generated operating losses from our continuing operations since our inception. Our outstanding 2024 Notes are secured by a perfected lien on all of our assets. Under the terms of the 2024 Indenture, we are required to comply with certain covenants, including the requirement to maintain a minimum cash balance of at least $7.5 million. Failure to comply with such covenants may result in an event of default under the 2024 Indenture and, accordingly, may result in the acceleration of the payment of the notes or in additional interest payments. As of December 31, 2022, we were in compliance with all covenants.

We expect to continue to incur significant expenditures in the near future as we increase our research and developments efforts with respect to our product candidates. We cannot anticipate the costs or the timing of the occurrence of such costs. To the extent we need to obtain additional financing, it may be more difficult for us to do so given the volatility of the price of our common stock. Our material cash needs for the next 24 months will include, among other expenses, (i) costs of preclinical and clinical trials, (ii) employee salaries, (iii) payments for rent and operation of our manufacturing facilities, (iv) fees to our consultants and legal advisors, patent advisors and fees for service providers in connection with our research and development efforts and (v) payments of principal and interest on our outstanding 2024 Notes. We believe that the funds currently available to us are sufficient to satisfy our capital needs for at least 12 months.

As discussed above, we may be required to raise additional capital to develop our product candidates and continue research and development activities. Our ability to raise capital, and the amounts of necessary capital, will depend on many other factors, including:

●	the duration and cost of discovery and preclinical development and laboratory testing and clinical trials for our product candidates;
●	our progress in commercializing BioManguinhos alfataliglicerase in Brazil;
●	the timing and outcome of regulatory review of our product candidates;
●	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims and other intellectual property rights; and

●	the costs associated with any litigation claims.

We expect to finance our future cash needs through corporate collaborations, licensing or similar arrangements, public or private equity offerings and/or debt financings. We currently do not have any commitments for future external funding, except with respect to the development-related payments and milestone payments that may become payable under the Chiesi Agreements. On July 2, 2021, we entered into the Sales Agreement in connection with a new ATM program, as amended on May 2, 2022, pursuant to which we may sell from time to time through the Agent ATM Shares having an aggregate offering price of up to $20.0 million. On the same date, we terminated our former ATM program. As of December 31, 2022, shares of our common stock for total gross proceeds of approximately $11.3 million remain available to be sold under the Sales Agreement. During January and February 2023, we sold 3,590,813 ATM Shares under the Sales Agreement generating gross proceeds equal to approximately $5.5 million.

Contractual obligations

Our contractual obligations include obligations under our convertible notes, operating lease obligations, purchase obligations, a certain clinical contract and the liability for employee rights upon retirement.

Our convertible senior notes had an aggregate outstanding principal balance of $28.75 million at December 31, 2022. The notes will mature on September 1, 2024 unless earlier purchased, converted, exchanged or redeemed, and interest is payable on the note semi-annually at a rate of 7.50% per annum.

We lease certain assets under operating leases, which expire through 2026, with an option to extend the lease on our main facility to 2031. The leases relate primarily to office, laboratory and manufacturing space and vehicles used by our employees. Our aggregate future minimum commitments under these facility and vehicles leases over the next five fiscal years is approximately $3.8 million as of December 31, 2022.

As of December 31, 2022, we are subject to open purchase orders issued to certain suppliers and other vendors mainly in connection with our research and development and manufacturing activities that were outstanding as of December 31, 2022 for approximately $7.4 million over the next five fiscal years.

We have a contractual obligation of approximately $719,000 as of December 31, 2022 payable over the fiscal year ending December 31, 2023. In addition, we enter into contracts in the normal course of business with CROs, CMOs and other third parties for clinical trials, preclinical and other research studies and manufacturing services. These contracts do not contain minimum purchase commitments and are cancelable by us upon prior notice. Payments due upon cancellation consist only of payments for services provided or expenses incurred, including non-cancelable obligations of our service providers, up to the date of cancellation.

As of December 31, 2022, we have a contractual obligation of approximately $1.6 million for employee rights upon retirement.

We are also party to certain research and license agreements. If all of the contingencies with respect to milestone payments under our research and license agreements are met, as of December 31, 2022, the aggregate milestone payments payable would be approximately $8.4 million, and would be payable, if at all, as our projects progress over the course of a number of years. The royalty payments payable by our company in connection with sales of each of our product candidates, if any, shall not exceed low, single-digit percentages of net sales of the relevant product.

Effects of Currency Fluctuations

Currency fluctuations could affect us through increased or decreased acquisition costs for certain goods and services. Currency fluctuations during the year ended December 31, 2022, resulted in $1.0 million being recognized as financial income. We do not believe currency fluctuations have had a material effect on our results of operations during the years ended December 31, 2021 or 2022.

Recently Issued Accounting Pronouncements

Certain recently issued and recently adopted accounting pronouncements are discussed in note 1r of the financial statements included in Item 8 of this Annual Report on Form 10-K.

Item 7A.         Quantitative and Qualitative Disclosures about Market Risk

Currency Exchange Risk

The currency of the primary economic environment in which our operations are conducted is the U.S. dollar. Most of our revenues and above 50% of our expenses and capital expenditures are incurred in dollars, and a significant source of our financing has been provided in U.S. dollars. Since the dollar is the functional currency, monetary items maintained in currencies other than the dollar are remeasured using the rate of exchange in effect at the balance sheet dates and non-monetary items are remeasured at historical exchange rates. Revenue and expense items are remeasured at the average rate of exchange in effect during the period in which they occur. Foreign currency translation gains or losses are recognized in the statement of operations.

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

	Year Ended December 31,
	2020	2021	2022
Average rate for period	3.442	3.230	3.360
Rate at period-end	3.215	3.110	3.519

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

Management assessed our internal control over financial reporting as of December 31, 2022, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and our overall control environment.

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

Attestation Report of Independent Registered Public Accounting Firm

Not applicable.

Changes in internal controls

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15f and 15d-15f under the Exchange Act) that occurred during the quarter ended December 31, 2022 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.       Other Information

Not applicable.

Item 9C.       Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.      Directors, Executive Officers and Corporate Governance

The information in our 2023 Proxy Statement regarding directors and executive officers appearing under the headings “Security Ownership of Certain Beneficial Owners and Management — Section 16(a) Beneficial Ownership Reporting Compliance” and “Election of Directors” is incorporated by reference in this section.

Item 11.       Executive Compensation

The information appearing in our 2023 Proxy Statement under the headings “Director Compensation,” “Compensation Discussion and Analysis,” “Report of the Compensation Committee,” and “Executive Compensation” is incorporated by reference in this section.

Item 12.       Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information appearing in our 2023 Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management” is incorporated by reference in this section.

Item 13.       Certain Relationships and Related Transactions, and Director Independence

The information appearing in our 2023 Proxy Statement under the headings “Election of Directors—Corporate Governance” and “—Certain Relationships and Related Transactions” is incorporated by reference in this section.

Item 14.        Principal Accountant Fees and Services

Our independent registered public accounting firm is Kesselman & Kesselman, Certified Public Accountants (Isr.), A member of PricewaterhouseCoopers International Limited, Tel Aviv, Israel, PCAOB ID. No. 1309.

The information appearing in our 2023 Proxy Statement under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm” is incorporated by reference in this section.

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

3. Exhibits.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Date	Filed Herewith
1.1	At the Market Offering Agreement, dated July 2, 2021, between the Company and H.C. Wainwright & Co., LLC	8-K	001-33357	1.1	July 2, 2021

3.1	Certificate of Incorporation of the Company	8-K	001-33357	3.1	April 1, 2016

3.2	Amendment to Certificate of Incorporation of the Company	Def 14A	001-33357	Appen. A	July 1, 2016

3.3	Second Amendment to Certificate of Incorporation of the Company	Def 14A	001-33357	Appen. A	October 17, 2018

3.4	Third Amendment to Certificate of Incorporation of the Company	8-K	001-33357	3.1	December 20, 2019

3.5	Fourth Amendment to Certificate of Incorporation of the Company	10-Q	001-33357	3.1	August 15, 2022

3.6	Bylaws of the Company	8-K	001-33357	3.2	October 17, 2018

4.1†	Form of Restricted Stock Agreement/Notice	8-K	001-33357	4.1	July 18, 2012

4.2	Form of Warrant	8-K	001-33357	4.1	March 12, 2020

4.3†	Form of Stock Option Agreement (Executives)	10-Q	001-33357	4.8	August 10, 2020

4.4	Form of Stock Option Agreement (Standard)	10-Q	001-33357	4.9	August 10, 2020

4.5	Indenture, dated as of August 24, 2021, between Protalix BioTherapeutics, Inc., the guarantors party thereto, The Bank of New York Mellon Trust Company, N.A., as trustee and Wilmington Savings Fund Society, FSB, as collateral agent	8-K	001-33357	4.2	August 26, 2021

4.6	Form of Exchange Note (2024)	8-K	001-33357	4.3	August 26, 2021

4.7	Description of Capital Stock					X

10.1	Lease Agreement between Protalix Ltd. and Angel Science Park (99) Ltd., dated as of October 28, 2003 as amended on April 18, 2005	8-K	001-33357	10.9	January 8, 2007

10.2	Unprotected Lease Agreement	10-K	001-33357	10.21	March 17, 2008

10.3††	Amended and Restated Agreement between Protalix Ltd. and Comercio e Serviços Ltda. dated June 17, 2013	10-Q	001-33357	10.1	May 14, 2021

10.4††	Technology Transfer and Supply Agreement made as of June 18, 2013 by and between Protalix Ltd. and Fundação Oswaldo Cruz	10-Q	001-33357	10.2	May 14, 2021

10.5††	Binding Term Sheet between Protalix Ltd. and Chiesi Farmaceutici S.p.A.	10-Q	001-33357	10.3	May 14, 2021

10.6††	Amended and Restated Exclusive License and Supply Agreement by and between Pfizer Inc. and Protalix Ltd., dated October 12, 2015	10-Q/A	001-33357	10.1	December 11, 2015

10.7††	Exclusive License and Supply Agreement dated as of October 17, 2017, made by and between Protalix Ltd. and Chiesi Farmaceutici S.p.A.	10-K	001-33357	10.16	March 6, 2018

10.8††	Exclusive U.S. License and Supply Agreement dated as of July 23, 2018, made by and between Protalix Ltd. and Chiesi Farmaceutici S.p.A.	10-Q	001-33357	10.1	November 7, 2018

10.9†	Employment Agreement made effective as of May 20, 2019, by and between Protalix Ltd. and Mr. Dror Bashan	8-K	001-33357	10.1	May 21, 2019

10.10†	Employment Agreement made effective as of July 28, 2019, by and between Protalix Ltd. and Mr. Eyal Rubin	8-K	001-33357	10.1	July 29, 2019

10.11	Form of Securities Purchase Agreement	8-K	001-33357	10.1	March 12, 2020

10.12†	Amended and Restated Pro BioTherapeutics, Inc. 2006 Stock Incentive Plan, as amended	S-8	333-266131	4.1	July 14, 2022

10.13†	Employment Agreement with Yael Hayon, Ph.D. dated June 7, 2020	8-K	001-33357	10.1	June 8, 2020

10.14	Form of Exchange Agreement, dated as of August 12, 2021 among Protalix BioTherapeutics, Inc. and the holders named therein	8-K	001-33357	10.1	August 12, 2021

10.15	Amended and Restated U.S. Security Agreement dated of August 24, 2021 among Protalix BioTherapeutics, Inc., the guarantors party thereto, Wilmington Savings Fund Society, FSB, as collateral agent and The Bank of New York Mellon Trust Company, N.A., as Notes Trustee	8-K	001-33357	10.1	August 26, 2021

10.16	2021 Security Agreement/Debenture, made on August 24, 2021 between Protalix Ltd. and Altshuler Shaham Trusts Ltd., as security trustee	8-K	001-33357	10.2	August 26, 2021

10.17††	Fill/Finish Agreement effective on August 29, 2022 made by and between Chiesi Farmaceutici S.p.A and Protalix Ltd.	10-Q	001-33357	10.1	November 14, 2022

10.18††	Letter Agreement dated August 29, 2022 from Chiesi Farmaceutici S.p.A to Protalix Ltd.	10-Q	001-33357	10.2	November 14, 2022

10.19	Letter Amendment dated May 2, 2022	8-K	001-33357	1.1	May 2, 2022

21.1	Subsidiaries	10-K	001-33357	21.1	February 26, 2010

23.1	Consent of Kesselman & Kesselman, Certified Public Accountants (Isr.), A member of PricewaterhouseCoopers International Limited, independent registered public accounting firm for the Registrant	X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Certification of Chief Executive Officer	X

32.2	18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Certification of Chief Financial Officer	X

101.INS	XBRL INSTANCE DOCUMENT - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X

101.SCH	XBRL SHEMA FILE	X

101.CAL	XBRL CALCULATION FILE	X

101.DEF	XBRL DEFINITION FILE	X

101.LAB	XBRL LABEL FILE	X

101.PRE	XBRL PRESENTATION FILE	X

104	Cover Page Interactive Data File - formatted in Inline XBRL and included as Exhibit 101	X

†     Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

††   Portions of this exhibit were omitted and have been filed separately with the Secretary of the Securities and Exchange Commission pursuant to the Registrant’s application requesting confidential treatment under Rule 24b-2 of the Exchange Act.

Item 16.      Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of February 27, 2023.

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

Signature	Title	Date

/s/ Dror Bashan	President, Chief Executive Officer	February 27, 2023
Dror Bashan	(Principal Executive Officer) and Director

/s/ Eyal Rubin	Chief Financial Officer, Treasurer and	February 27, 2023
Eyal Rubin	Secretary (Principal Financial
and Accounting Officer)

/s/ Zeev Bronfeld	Chairman of the Board	February 27, 2023
Zeev Bronfeld

/s/ Amos Bar Shalev	Director	February 27, 2023
Amos Bar Shalev

/s/ Shmuel Ben Zvi	Director	February 27, 2023
Shmuel Ben Zvi, Ph.D.

/s/ Pol F. Boudes	Director	February 27, 2023
Pol F. Boudes, M.D.

/s/ Gwen A. Melincoff	Director	February 27, 2023
Gwen A. Melincoff

/s/ Aharon Schwartz	Director	February 27, 2023
Aharon Schwartz, Ph.D.

PROTALIX BIOTHERAPEUTICS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Protalix BioTherapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Protalix BioTherapeutics, Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, changes in capital deficiency and cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America.

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

Liquidity and capital resources

As discussed in Note 1 to the consolidated financial statements, management believes that its cash and cash equivalents and short-term bank deposits as of December 31, 2022, together with additional funds raised subsequent to December 31, 2022, are sufficient to satisfy the Company’s capital needs for at least the next 12 months. The Company has been funded primarily through offerings of the Company’s securities and borrowings. Management expects that the Company will incur additional losses as it continues to focus its resources on advancing the development of its therapeutic candidates, based on a prioritized plan that will result in negative cash flows from operating activities.

The principal considerations for our determination that performing procedures related to liquidity and capital resources is a critical audit matter are the estimation and execution uncertainty regarding the Company’s future cash flows and management’s judgments and assumptions in estimating these cash flows to conclude the Company would have sufficient liquidity to fund its operations for at least the next 12 months. This in turn led to a high degree of auditor subjectivity and judgment to evaluate the audit evidence supporting the liquidity conclusions.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with our overall opinion on the consolidated financial statements. Our audit procedures included, among others, testing the reasonableness of the forecasted revenue, operating expenses, and uses and sources of cash used in management’s assessment of whether the Company has sufficient liquidity to fund its operations for at least the next 12 months. We assessed the appropriateness of the forecast assumptions by comparing prior period forecasts to actual results, comparing forecasted revenue to recent historical financial information, inquiring of management regarding the mitigating actions to reduce costs and manage cash flows and assessing whether the mitigating actions were within the Company's control, testing the underlying data generated to prepare the forecast scenarios and determined whether there was adequate support for the assumptions underlying the forecast, considering the terms of the Company's existing convertible debt to obtain an understanding of the debt covenants, and evaluating management's analysis of the impact of the above assumptions on the forecasted cash flows.

/s/ Kesselman & Kesselman

Certified Public Accountants (Isr.)

A member of PricewaterhouseCoopers International Limited

Tel Aviv, Israel

February 27, 2023

We have served as the Company’s auditor since 2000.

PROTALIX BIOTHERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands)

	December 31,
	2021	2022
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$38,985	$17,111
Short-term bank deposits	-	5,069
Accounts receivable – Trade	3,442	4,586
Other assets	1,285	1,310
Inventories	17,954	16,804
Total current assets	$61,666	$44,880

NON-CURRENT ASSETS:
Funds in respect of employee rights upon retirement	$2,077	$1,267
Property and equipment, net	4,962	4,553
Operating lease right of use assets	4,960	5,087
Total assets	$73,665	$55,787

LIABILITIES NET OF CAPITAL DEFICIENCY

CURRENT LIABILITIES:
Accounts payable and accruals:
Trade	$6,986	$5,862
Other	16,433	12,271
Operating lease liabilities	1,207	1,118
Contracts liability	8,550	13,178
Total current liabilities	$33,176	$32,429

LONG TERM LIABILITIES:
Convertible notes	$27,887	$28,187
Contracts liability	11,790	-
Liability for employee rights upon retirement	2,472	1,642
Operating lease liabilities	4,376	4,169
Total long term liabilities	$46,525	$33,998
Total liabilities	$79,701	$66,427

COMMITMENTS

CAPITAL DEFICIENCY
Common Stock, $0.001 par value: Authorized - as of December 31, 2021 and 2022, 120,000,000 and 144,000,000 shares, respectively; issued and outstanding - as of December 31, 2021 and 2022, 45,556,647 and 53,790,167 shares, respectively	46	54
Additional paid-in capital	368,852	379,167
Accumulated deficit	(374,934)	(389,861)
Total capital deficiency	(6,036)	(10,640)
Total liabilities net of capital deficiency	$73,665	$55,787

The accompanying notes are an integral part of the consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(U.S. dollars in thousands, except share and per share amounts)

	Year Ended December 31,
	2020	2021	2022
REVENUES FROM SELLING GOODS	$16,236	$16,749	$25,292
REVENUES FROM LICENSE AND R&D SERVICES	46,662	21,601	22,346
TOTAL REVENUE	62,898	38,350	47,638
COST OF GOODS SOLD	(10,873)	(16,349)	(19,592)
RESEARCH AND DEVELOPMENT EXPENSES	(38,167)	(29,734)	(29,349)
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(11,148)	(12,729)	(11,711)
OPERATING INCOME (LOSS)	2,710	(20,462)	(13,014)
FINANCIAL EXPENSES	(9,671)	(7,521)	(2,529)
FINANCIAL INCOME	438	401	1,146
FINANCIAL EXPENSES, NET	(9,233)	(7,120)	(1,383)
LOSS BEFORE TAXES ON INCOME	(6,523)	(27,582)	(14,397)
TAXES ON INCOME			(530)
NET LOSS FOR THE YEAR	$(6,523)	$(27,582)	$(14,927)
LOSS PER SHARE OF COMMON STOCK – BASIC AND DILUTED	$(0.22)	$(0.62)	$(0.31)
WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK
USED IN COMPUTING LOSS PER SHARE – BASIC AND DILUTED	29,148,047	44,140,233	48,472,159

The accompanying notes are an integral part of the consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL DEFICIENCY

(U.S. dollars in thousands)

			Additional
	Common	Common	Paid–In	Accumulated
	Stock	Stock	Capital	Deficit	Total
	Number of
	Shares	Amount
Balance at January 1, 2020	14,838,213	$15	$270,492	$(340,829)	$(70,322)
Changes during 2020:
Issuance of common stock and warrants, net of issuance cost	17,604,423	18	41,325		41,343
Issuance of common stock under the Sales Agreement, net	1,428,571	1	4,866		4,867
Share-based compensation related to stock options			2,264		2,264
Share-based compensation related to restricted stock award	694,073	1	861		862
Exercise of warrants	200,000	*	472		472
Net loss				(6,523)	(6,523)
Balance at December 31, 2020	34,765,280	$35	$320,280	$(347,352)	$(27,037)
Changes during 2021:
Issuance of common stock, net of issuance cost	8,749,999	9	37,616		37,625
Issuance of common stock under the Sales Agreement, net	1,867,552	2	8,573		8,575
Share-based compensation related to stock options			1,405		1,405
Share-based compensation related to restricted stock award			970		970
Exercise of warrants	173,816	*	—		—
Reacquisition of equity component of convertible notes			(12,019)		(12,019)
Equity component of convertible notes, net of transaction costs			12,027		12,027
Net loss				(27,582)	(27,582)
Balance at December 31, 2021	45,556,647	$46	$368,852	$(374,934)	$(6,036)
Changes during 2022:
Issuance of common stock under the Sales Agreement, net	7,473,038	7	8,229		8,236
Share-based compensation related to stock options			1,124		1,124
Share-based compensation related to restricted stock award	759,482	1	960		961
Exercise of warrants	1,000	*	2		2
Net loss				(14,927)	(14,927)
Balance at December 31, 2022	53,790,167	$54	$379,167	$(389,861)	$(10,640)

*	Represents an amount less than $1.

The accompanying notes are an integral part of the consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

	Year Ended December 31,
	2020	2021	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,523)	$(27,582)	$(14,927)
Adjustments required to reconcile net loss to net cash used in operating activities:
Share-based compensation	3,126	2,375	2,085
Depreciation	1,302	1,118	1,086
Financial (income) expenses, net (mainly exchange differences)	171	417	(989)
Changes in accrued liability for employee rights upon retirement	(494)	133	(543)
Loss (gain) on amounts funded in respect of employee rights upon retirement	(28)	(100)	3
Gain on sale of fixed assets	-	(51)	-
Loss on extinguishment of convertible notes	-	831	-
Amortization of debt issuance costs and debt discount	3,470	2,673	300
Changes in operating assets and liabilities:
Increase (decrease) in contracts liability (including non-current portion)	(26,205)	13,230	(7,162)
Decrease (increase) in accounts receivable-trade and other assets	2,091	(1,032)	(1,194)
Changes in operating lease right of use assets, net	95	241	(5)
Decrease (increase) in inventories	(4,927)	(4,872)	1,150
Increase (decrease) in accounts payable and accruals	2,274	2,385	(4,804)
Decrease in other long term liabilities	(458)	(51)	-
Net cash used in operating activities	$(26,106)	$(10,285)	$(25,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in bank deposits	$(20,000)	$(37,835)	$(16,000)
Proceeds from sale of short-term deposits	-	57,835	11,000
Purchase of property and equipment	(655)	(1,459)	(628)
Proceeds from sale of property and equipment	-	53	-
Decrease in restricted deposit	384	436	-
Amounts paid (funded) in respect of employee rights upon retirement, net	319	(109)	593
Net cash provided by (used in) investing activities	$(19,952)	$18,921	$(5,035)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment for convertible notes redemption and transactions costs	$-	$(30,036)	$-
Payment for promissory note	(215)	(4,086)	-
Proceeds from issuance of common stock and warrants, net	41,343	37,625	-
Proceeds from issuance of common stock under the Sales Agreement, net	4,867	8,575	8,236
Exercise of warrants	472	-	2
Net cash provided by financing activities	$46,467	$12,078	$8,238
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	$64	$6	$(77)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	473	20,720	(21,874)
BALANCE OF CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	17,792	18,265	38,985
BALANCE OF CASH AND CASH EQUIVALENTS AT END OF YEAR	$18,265	$38,985	$17,111

The accompanying notes are an integral part of the consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(U.S. dollars in thousands)

	Year Ended December 31,
	2020	2021	2022
SUPPLEMENTARY INFORMATION ON INVESTING AND FINANCING ACTIVITIES NOT INVOLVING CASH FLOWS:
Purchase of property and equipment	$317	$94	$143
Operating lease right of use assets obtained in exchange for new operating lease liabilities	$632	$309	$794
SUPPLEMENTARY DISCLOSURE ON CASH FLOWS
Interest paid	$4,344	$3,410	$2,198
Interest received	$438	$379	$93

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

The MAA submission includes a comprehensive set of preclinical, clinical and manufacturing data compiled from the Company’s completed and ongoing clinical studies evaluating PRX-102 as a potential alternative treatment for adult patients with Fabry disease, including data from the Company’s completed 12–month switch–over phase III BRIGHT clinical trial in adult patients with Fabry disease treated with a 2 mg/kg every four weeks dosage to support an additional potential treatment regimen for Fabry patients. As part of the EMA review process, Chiesi and the Company received the Day 120 list of questions in June

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2022, and the full response package thereto was submitted to the EMA in September 2022 (following a 3-month clock-stop period). An essential portion of the response included the submission of the final analysis of the two-year BALANCE study (the final Clinical Study Report), and an interim analysis of the Company’s long-term, open-label extension study of PRX-102 in adult patients with Fabry disease treated with the 2 mg/kg every four weeks dosage.

On February 24, 2023, the Company, together with Chiesi, announced that the EMA’s Committee for Medicinal Products for Human Use (the “CHMP”) adopted a positive opinion, recommending marketing authorization for PRX-102. The CHMP opinion is now referred for final action to the European Commission (the “EC”). A final EC decision on the MAA is expected in the beginning of May 2023.

In addition to PRX-102, the Company’s product pipeline currently includes, among other candidates:

(1)	PRX-115, the Company’s plant cell-expressed recombinant PEGylated uricase (urate oxidase) – a chemically modified enzyme to treat severe gout; and
(2)	PRX-119, the Company’s plant cell-expressed PEGylated recombinant human DNase I product candidate being designed to elongate half-life in the circulation for NETs-related diseases.

Obtaining marketing approval with respect to any product candidate in any country is dependent on the Company’s ability to implement the necessary regulatory steps required to obtain such approvals. The Company cannot reasonably predict the outcome of these activities.

On July 2, 2021, the Company entered into an At The Market Offering Agreement (the “Sales Agreement”) with H.C. Wainwright & Co., LLC, as the Company’s sales agent (the “Agent”) which was amended on May 2, 2022. Pursuant to the terms of the Sales Agreement, the Company may sell from time to time through the Agent shares of its common stock, par value $0.001 per share (the “Common Stock”), having an aggregate offering price of up to $20.0 million (the “ATM Shares”). Upon execution of the Sales Agreement, the Company terminated the ATM Equity OfferingSM Sales Agreement (the “BofA Agreement”) it had entered into on October 1, 2020 with BofA Securities, Inc. (“BofA Securities”). During the term of the sales agreement with BofA Securities, the Company sold a total of 3,296,123 shares of Common Stock for total gross proceeds of approximately $13.8 million. As of December 31, 2022, shares of Common Stock for total gross proceeds of approximately $11.3 million remain available to be sold under the Sales Agreement.

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

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company expects to continue to incur significant expenditures in the near future due to research and developments efforts with respect to the product candidates. See also Note 10 with regards to financial covenants under the terms of the Company’s outstanding 7.50% Senior Secured Convertible Notes due 2024 (the “2024 Notes”), including the requirement to maintain a minimum cash balance of at least $7.5 million. As of December 31, 2022, the Company is in compliance with all covenants. The Company believes that its cash and cash equivalents and short-term bank deposits as of December 31, 2022, together with additional funds raised from the sale of ATM shares under the Sales Agreement subsequent to December 31, 2022, are sufficient to satisfy the Company’s capital needs for at least 12 months from the date that these financial statements are issued.

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

f.    Accounts Receivables

Accounts receivable have been reduced by an allowance for credit losses. The Company maintains the allowance for estimated losses resulting from the inability of the Company’s customers to make required payments. The allowance represents the current estimate of lifetime expected credit losses over the remaining duration of existing accounts receivable considering current market conditions and supportable forecasts when appropriate. The estimate is a result of the Company’s ongoing evaluation of collectability, customer creditworthiness, historical levels of credit losses and future expectations. As of December 31, 2022 and 2021, the allowance was negligible.

No write-off activity and recoveries for the periods presented were recognized.

g.    Inventories

Inventories are valued at the lower of cost or net realizable value. Cost of raw and packaging materials and purchased products is determined using the “moving average” basis.

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

i.    Impairment in value of long-lived assets

The Company tests long-lived assets for impairment if an indication of impairment exists. If the sum of expected future cash flows of definite life assets (undiscounted) is less than the carrying amount of such assets, the Company recognizes an impairment loss, and writes down the assets to their estimated fair values.

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

2.    Uncertainty in income taxes

Tax benefits recognized in the financial statements are those that the Company’s management deems at least more likely than not to be sustained, based on technical merits. The amount of benefits recorded for these tax benefits is measured as the largest benefit the Company’s management deems more likely than not to be sustained. Liabilities relating to uncertain tax positions are classified as current in the consolidated balance sheets to the extent the Company anticipates making payments within one year.

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

k.    Revenue Recognition

Under Accounting Standards Codification (“ASC”), Topic 606, Revenue from Contracts with Customers, a contract with a customer exists only when: the parties to the contract have approved it and are committed to perform their respective obligations, the Company can identify each party’s rights regarding the distinct goods or services to be transferred (“performance obligations”), the Company can determine the transaction price for the goods or services to be transferred, the contract has commercial substance and it is probable that the Company will collect the consideration to which it will be entitled in exchange for the goods or services that will be transferred to the customer.

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

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

m.    Concentration of credit risks and trade receivable

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of bank deposits and account receivables - trade. The Company’s deposits are instruments with highly rated financial institutions, mainly in Israeli banks, and, as a matter of policy, limits the amounts of credit exposure to any one financial institution. The Company has not experienced any credit losses in these accounts and does not believe it is exposed to any significant credit risk on these instruments. The Company’s trade receivables represent amounts to be received from its customers. The Company does not require its customers to post collateral with respect to receivables.

As of December 31, 2022, the accounts receivables balance was composed of $2.3 million from Fiocruz, $1.2 million from Chiesi and $1.1 million from Pfizer.

n.    Share-based compensation

The Company accounts for share-based payment awards classified as equity awards, including stock-based option awards and restricted stock, using the grant-date fair value method. The fair value of share-based payment transactions is recognized as an expense over the requisite service period.

The Company calculates the fair value of stock-based option awards on the date of grant using the Black-Scholes option pricing model. This option pricing model requires estimates as to the option’s expected term and the price volatility of the underlying stock.

The Company measures compensation expense for restricted stock based on the market value of the underlying stock at the date of grant.

The Company elected to recognize compensation cost for awards to employees, consultants and other service providers with only service conditions that has a graded vesting schedule using the accelerated method.

The Company elects to account for forfeitures as they occur.

o.    Net loss per share

Basic and diluted loss per share (“LPS”) are computed by dividing net loss by the weighted average number of shares of the Company’s Common Stock outstanding for each period. The calculation of diluted LPS does not include approximately 22,850,682, 28,502,017 and 34,097,716 shares of Common Stock

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

underlying outstanding options, warrants and convertible notes for the fiscal years ended December 31, 2020, 2021 and 2022, respectively, because the effect would be anti-dilutive.

p.    Convertible notes

The outstanding convertible notes are accounted for using the guidance set forth in the Financial Accounting Standards Board (“FASB”) ASC 815 requiring that the Company determine whether the embedded conversion option must be separated and accounted for separately. ASC 470-20 regarding debt with conversion and other options requires the issuer of a convertible debt instrument that may be settled in cash upon conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The Company’s outstanding 7.50% Senior Secured Convertible Notes due 2021 (the “2021 Notes”) were accounted for partially as liability and equity components of the instrument and partially as a debt host contract with an embedded derivative resulting from the conversion feature. During the year ended December 31, 2017, the embedded derivative was reclassified to additional paid in capital. The Company’s outstanding 2024 Notes were accounted for as a liability (debt) and equity component (conversion option) as the convertible notes may be settled wholly or partly in cash, at the option of the Company, when converted.

Issuance costs regarding the issuance of the 2021 Notes, as well as the debt discount and debt issuance costs from the issuance of the 2024 Notes, were deferred and amortized over the applicable convertible notes period using the effective interest rate.

As of December 31, 2022, a total of $28.75 million aggregate principal amount of the 2024 Notes were outstanding. In addition, as of December 31, 2022 and 2021, none of the 2021 Notes were outstanding.

q.    Leases

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

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. The Company uses its incremental borrowing rate based on the information available at the commencement date to determine the present value of the lease payments.

The Company elected the short-term lease recognition exemption for all leases with a term shorter than 12 months. This means, for those leases, the Company does not recognize ROU assets or lease liabilities.

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

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

r.    New accounting pronouncements

Recently adopted accounting pronouncements

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” In addition, in January 2021, the FASB issued ASU 2021-01, “Reference Rate Reform (Topic 848) - Scope.” The amendments in these ASUs apply to all entities that have contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. Together, these ASUs provide optional expedients and exceptions for applying generally accepted accounting principles (GAAP) to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. These ASUs were effective upon issuance and may be applied prospectively to contract modifications and hedging relationships entered into or evaluated through December 31, 2022. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

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

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The consideration consists of the following:

1.	Upfront, non-refundable payment of $25.0 million.
2.	Additional payments of up to $20.0 million in development costs, capped at $7.5 million per year.
3.	Payments for additional studies, as may be approved from time to time by Chiesi.
4.	Milestone payments of up to $760.0 million with respect to certain regulatory and commercial events as defined in the Chiesi Agreement, which has been reduced to $735.0 million.
5.	Additional payments as consideration for the supply of the drug. The payment will vary from 15% to 40% of Chiesi’s average selling price of the drug, depending on the amount of annual sales.
6.	Protalix will be the sole manufacturer of the drug.

Chiesi does not have sublicensing rights.

As of December 31, 2022, the Company has received, or is entitled to receive, the following payments from Chiesi:

1.	Upfront payments equal to $50.0 million, in the aggregate.
2.	Payments equal to $45.0 million in consideration for development services performed.
3.	Payments equal to approximately $48.7 million in connection with the performance of extension studies.
4.	Payment equal to $10.0 million in lieu of certain milestone payments.

During 2020, 2021 and 2022, the Company recognized revenues of approximately $3.5 million, $0.6 million and $1.2 million, respectively, related to the then $10.0 million future milestone payment. The Company assessed the likelihood of achieving the milestone using the most likely amount method and evaluated for the constraint by including in the transaction price variable consideration to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. The $10.0 million payment was received in June 2021.

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

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - PROPERTY AND EQUIPMENT

a.    Composition of property and equipment grouped by major classifications is as follows:

	December 31,
(U.S. dollars in thousands)	2021	2022
Laboratory equipment	$18,237	$18,495
Furniture and computer equipment	2,718	2,823
Leasehold improvements	16,759	16,921
	$37,714	$38,239
Less – accumulated depreciation and amortization	(32,752)	(33,686)
	$4,962	$4,553

b.    Depreciation in respect of property and equipment totaled approximately $1.3 million, $1.1 million and $1.1 million for the years ended December 31, 2020, 2021 and 2022, respectively.

NOTE 4 - INVENTORIES

a.	Inventories at December 31, 2021 and 2022 consisted of the following:

	December 31,
(U.S. dollars in thousands)	2021	2022
Raw materials	$3,166	$3,508
Work in progress	3,262	2,678
Finished goods	11,526	10,618
Total inventory	$17,954	$16,804

b.    During the years ended December 31, 2020, 2021 and 2022, the Company recorded approximately $0.3 million, $0.4 million and $0.04 million, respectively, for write-down of inventory under cost of goods sold.

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

The liability is funded in part from the purchase of insurance policies or by the establishment of pension funds with dedicated deposits in the funds. The amounts used to fund these liabilities are included in the Company’s balance sheets under “Funds in respect of employee rights upon retirement.” These policies are the Company’s assets. However, under labor agreements and subject to certain limitations, any policy may be transferred to the ownership of the individual employee for whose benefit the funds were deposited. In the years ended December 31, 2020, 2021 and 2022, the Company deposited approximately $121,000, $108,000 and $96,000, respectively, with insurance companies in connection with its severance payment obligations.

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

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the Company’s balance sheets, as the amounts funded are not under the control and management of the Company and the pension or severance pay risks have been irrevocably transferred to the applicable insurance companies (the “Contribution Plans”).

The amounts of severance pay expenses were approximately $885,000, $990,000 and $945,000 for each of the years ended December 31, 2020, 2021 and 2022, respectively, of which approximately $747,000, $857,000 and $800,000 in the years ended December 31, 2020, 2021 and 2022, respectively, were in respect of the Contribution Plans. Gain (loss) on amounts funded in respect of employee rights upon retirement totaled approximately $28,000, $100,000 and $(3,000) for the years ended December 31, 2020, 2021 and 2022, respectively.

The Company expects to contribute approximately $857,000 in the year ending December 31, 2023 to insurance companies in connection with its severance liabilities, approximately $779,000 of which will be contributed to one or more Contribution Plans.

During the five-year period following December 31, 2022, the Company expects one employee retirement upon normal retirement age. As of December 31, 2022 the Company holds funds of approximately $150,000 in respect of the anticipated retirement.

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

Royalty expenses to NATI or the IIA are included in the statement of operations as a component of the cost of revenues and were approximately $911,000, $1.2 million and $1.2 million during the years ended December 31, 2020, 2021 and 2022, respectively.

At December 31, 2021 and 2022, the maximum total royalty amount payable by the Company under these funding arrangements is approximately $38.6 million and $37.4 million, respectively (without interest, assuming 100% of the funds are payable).

b.    Subcontracting Agreements

The Company has entered into sub-contracting agreements with several clinical providers and consultants in Israel, the United States and certain other countries in connection with its primary product development

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

process. As of December 31, 2022, total commitments under said agreements were approximately $0.7 million.

c.    Fill/Finish Agreement

On August 29, 2022, the Company entered into a Fill/Finish Agreement (the “F/F Agreement”) and a Letter Agreement, in each case with Chiesi. The Company agreed to supply Chiesi with drug substance for PRX-102 and, following relevant technology and technical information transfer activities, Chiesi has agreed, among other things, to provide the Company with commercial fill/finish services for PRX-102, including to support the anticipated global launch of PRX-102. The F/F Agreement shall continue in force until December 31, 2025, unless terminated earlier in accordance with the terms of the F/F Agreement and the term may be extended by mutual agreement for an additional period of seven years upon mutual written agreement prior to expiration of the initial term.

NOTE 7 - OPERATING LEASES

The Company is a party to several lease agreements for its facilities, the latest of which has been extended until 2026. The Company has the option to extend certain of such agreements on one additional occasion for an additional five-year period. During the extended lease period, the aggregate monthly rental payments will increase by 7.5%-10% for the option. The Company expects to exercise the final option in future periods. As of December 31, 2022, the Company provided bank guarantees of approximately $501,000, in the aggregate, to secure the fulfillment of its obligations under the lease agreements.

The Company entered into several three-year leases for vehicles which are regularly amended as new vehicles are leased.

The following table sets forth data regarding the Company’s operating leases for the years ended December 31, 2020, 2021 and 2022:

	Year Ended December 31,
(U.S. dollars in thousands)	2020	2021	2022
Operating lease costs	$1,382	$1,632	$1,398
Cash paid for amounts included in the measurement of lease liabilities	1,289	1,391	1,404
Weighted average remaining lease term (in years)	9.5	8.9	8.2
Weighted average discount rate	12.7%	12.8%	12.8%

The following table sets forth a maturity analysis of the Company’s operating lease liabilities as of December 31, 2022:

(U.S. dollars in thousands)	December 31, 2022
2023	$1,118
2024	$968
2025	$963
2026	$865
2027	$933
2028 and thereafter	$3,572
Total undiscounted cash flows	$8,419
Less: imputed interest	$3,132
Present value of operating lease liabilities	$5,287

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - REVENUE

The following table summarizes the Company’s disaggregation of revenues:

	Year Ended December 31,
(U.S. dollars in thousands)	2020	2021	2022
Pfizer	$8,105	$10,160	$12,403
Brazil	$8,000	$6,400	$9,452
Chiesi	131	$189	$3,437
Total revenues from selling goods	$16,236	$16,749	$25,292
Revenues from license and R&D services	$46,662	$21,601	$22,346

During the year ended December 31, 2021, and following the CRL received from the FDA and other understandings with Chiesi, the Company changed its estimate for total costs expected to be incurred until satisfying the performance obligation under the Chiesi Agreements. This resulted in reduced revenues recognized in respect of this performance obligation in 2021.

NOTE 9 - SHARE CAPITAL

a.    Authorized Capital

On June 30, 2022, the Company held its 2022 Annual Meeting of Stockholders (the “Annual Meeting”). At the Annual Meeting, the Company’s stockholders, among other matters, approved an amendment to the Company’s Certificate of Incorporation, as amended, to increase the number of shares of Common Stock authorized for issuance from 120,000,000 to 144,000,000.

b.Rights of the Company’s Common Stock

The Company’s Common Stock is listed on the NYSE American and on the Tel Aviv Stock Exchange (the “TASE”); however, the Company has decided to voluntarily delist its common stock from the TASE. The Company’s common stock will be delisted from the TASE on March 22, 2023 and the last trading date on the TASE will be March 20, 2023. The Company’s common stock will continue to be listed for trade on the NYSE American. Each share of Common Stock is entitled to one vote. The holders of shares of Common Stock are also entitled to receive dividends whenever funds are legally available, when and if declared by the Board of Directors. Since its inception, the Company has not declared any dividends.

c.    Stock based compensation

On December 14, 2006, the Board of Directors adopted the Protalix BioTherapeutics, Inc. 2006 Stock Incentive Plan, as amended (the “Plan”). The Plan has since been amended to, among other things, increase the number of shares of Common Stock available under the Plan to 8,475,171 shares. The grant of options to Israeli employees under the Plan is subject to the terms stipulated by Sections 102 and 102A of the Israeli Income Tax Ordinance (the “Ordinance”). Each option grant made to an Israeli citizen is subject to the track chosen by the Company, either Section 102 or Section 102A of the Ordinance, and pursuant to the terms thereof, the Company is not allowed to claim, as an expense for tax purposes, the amounts credited to employees as a benefit, including amounts recorded as salary benefits in the Company’s accounts, in respect of options granted to employees under the Plan, with the exception of the work-income benefit component, if any, determined on the grant date. For Israeli non-employees, the share option plan is subject to Section 3(i) of the Ordinance.

As of December 31, 2022, 136,738 shares of Common Stock remain available for grant under the Plan.

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The vesting period of the outstanding options and restricted shares is generally four years from the date of grant. The rights of common stock obtained from the exercise of options and the restricted stock (once vested) are identical to those of other common stock of the Company. The contractual term of these options is primarily for ten years.

For purposes of determining the fair value of the options and restricted stock granted to employees and non-employees, the Company’s management uses the fair value of the Common Stock. The fair value of options granted for both employees and directors is estimated at the date of grant using the Black-Scholes option-pricing model.

1.    Options and restricted stock granted to employees and directors:

A summary of share option plans, and related information, under all of the Company’s equity incentive plans for the year ended December 31, 2022, and the effect of share-based compensation on the statement of operations for the year ended December 31, 2022, is as follows:

a)	Options granted to employees and directors:

	Year Ended December 31, 2022
		Weighted
	Number	average
	of	exercise
	options	price
Outstanding at beginning of year	2,259,020	$4.42
Changes during the year:
Granted	3,480,000	1.03
Forfeited and expired	219,705	4.62
Outstanding at end of year	5,519,315	$2.28
Exercisable at end of year	1,731,434	$4.25

b)	Restricted stock granted to employees:

Year Ended December 31, 2022
Number of Restricted Stock
Outstanding at beginning of year	458,027
Changes during the year:
Granted	759,482
Vested	926,035
Non vested at end of year	291,474

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

c)	The following tables summarize information concerning outstanding and exercisable options as of December 31, 2022:

	December 31, 2022
	Options outstanding		Options exercisable
	Number of	Weighted		Weighted
	options	average		average
	outstanding	remaining	Number of	remaining
Exercise	at end of	contractual	options	contractual
prices	year	life	exercisable	life
$1.03-$2.00	3,610,000	9.60	300,625	8.99
$3.55-$3.73	1,361,965	6.78	903,459	6.48
$4.69-$5.60	466,000	5.71	446,000	5.67
$17.20	81,350	2.10	81,350	2.10
	5,519,315		1,731,434

* As of December 31, 2022, the aggregate intrinsic value of all the outstanding options and exercisable options was approximately $1.2 million and $74,000, respectively.

d)

The fair value of each option granted during 2020, 2021 and 2022 for both employees and directors is estimated at the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions were applied in determining the options’ fair value on their grant date:

	Year Ended December 31,
	2020	2021	2022
Stock price (USD)	3.64	1.57	1.03
Exercise price (USD)	3.64	1.57	1.03
Risk free rate	0.74%	0.88%	3.32%
Volatility	79.50%	84.30%	85.94%
Dividend yield	0%	0%	0%
Expected life (Years)	6	6	6

e)

The total unrecognized compensation cost of employee stock options at December 31, 2022 is approximately $2.2 million. The unrecognized compensation cost of employee stock options is expected to be recognized over a weighted average period of 1.12 years.

During the three years ended December 31, 2022, there were no exercises of stock options, and the Company did not realize any tax benefit in connection with any exercises.

The total vesting-date value of equity classified restricted stock vested during 2022 was $0.8 million. As of December 31, 2022, the unrecognized compensation cost related to all unvested equity classified restricted stock of $0.2 million is expected to be recognized as an expense over a weighted-average period of 0.64 years.

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

f)	The following table illustrates the effect of share-based compensation on the statement of operations:

	Year Ended December 31,
(U.S. dollars in thousands)	2020	2021	2022
Cost of goods sold		$269	$135
Research and development expenses	$1,036	648	518
Selling, general and administrative expenses	2,090	1,458	1,432
	$3,126	$2,375	$2,085

d.    Private and 144A Offerings

On March 18, 2020, the Company completed a private placement (the “2020 Offering”) to certain existing and new institutional and other accredited investors in reliance on the exemption from registration set forth in Section 4(2) of the U.S. Securities Act of 1933, as amended (the “Securities Act”). The Company sold approximately 17.6 million unregistered shares of Common Stock in the 2020 Offering at a price per share of $2.485. The Company generated gross proceeds equal to approximately $43.7 million in the Private Placement; net proceeds generated from the private placement were approximately $41.3 million, after deducting advisory fees and other estimated offering expenses. Each share of Common Stock issued was accompanied by a warrant to purchase one share of Common Stock at an exercise price equal to $2.36. The warrants were exercisable commencing six months following their issuance for a period of five years from the date of issuance. For accounting purposes, the warrants are classified as equity considering the warrants’ terms.

During the year ended December 31, 2020, the Company issued 200,000 shares of Common Stock in connection with the cash exercise of a warrant issued in the 2020 Offering and generated proceeds equal to $472,000 from such exercise.

On June 7, 2021, the Company issued 173,816 shares of Common Stock in connection with the cashless exercise of a warrant to purchase 2,816,901 shares of Common Stock issued in the 2020 Offering. The Company did not generate any proceeds from the cashless exercise.

During the year ended December 31, 2022, the Company issued 1,000 shares of Common Stock in connection with the cash exercise of a warrant issued in the 2020 Offering and generated proceeds equal to $2,360 from such exercise.

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

During the year ended December 31, 2020, the Company sold 1,428,571 shares of Common Stock under the BofA Agreement. The Company generated gross proceeds equal to approximately $5.0 million in connection with such sales.

During the year ended December 31, 2021, but prior to the termination of the BofA Agreement, the Company sold 1,867,552 shares of Common Stock under the BofA Agreement. The Company generated gross proceeds equal to approximately $8.8 million in connection with such sales.

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the year ended December 31, 2022, the Company sold 7,473,038 ATM Shares under the Sales Agreement. The Company generated gross proceeds equal to approximately $8.7 million in connection with such sales.

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

NOTE 10  - CONVERTIBLE NOTES

On August 25, 2021, the Company completed exchanges (the “Exchanges”) of a substantial majority of the Company’s outstanding 2021 Notes with certain institutional note holders. The Exchanges involved the exchange of an aggregate of $54.65 million principal amount of the Company’s outstanding 2021 Notes for an aggregate of $28.75 million principal amount of newly issued 2024 Notes, $25.90 million in cash, and approximately $1.1 million in cash representing accrued and unpaid interest through the issue date. The initial conversion rate for the 2024 Notes is 563.2216 shares of Common Stock for each $1,000 principal amount of 2024 Notes (equivalent to an initial conversion price of approximately $1.7755 per share of the Common Stock), subject to adjustment in certain circumstances, which is based on a 32.5% premium to the closing price of the Common Stock on the NYSE American at the close of trading on August 13, 2021, the exchange date.

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

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On November 15, 2021, all the then outstanding 2021 Notes matured and were paid in full, and the 2016 Indenture expired.

The following table sets forth total interest expense recognized related to the 2021 Notes:

	Year Ended December 31,
(U.S. Dollars in thousands)	2020	2021
Contractual interest expense	$4,344	$2,855
Debt discount amortization	3,470	2,575
Loss from extinguishment	-	831
Other expenses	1,300	-
Total	$9,114	$6,261

b.    7.5% Convertible Notes Due 2024

The 2024 Notes were issued pursuant to an indenture entered into between the Company, the guarantors party thereto, The Bank of New York Mellon Trust Company, N.A., as trustee and Wilmington Savings Fund Society, FSB, as collateral agent (the “2024 Indenture”). Interest on the Notes is payable semi-annually at a rate of 7.50% per annum. The Notes mature three years after the issuance thereof, unless earlier purchased, converted, exchanged or redeemed and are guaranteed by the Company’s subsidiaries. The 2024 Notes are secured by perfected liens on all of the assets of the Company and its subsidiaries.

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

Holders may convert their 2024 Notes at any time. The initial conversion rate for the 2024 Notes is 563.2216 shares of Common Stock for each $1,000 principal amount of 2024 Notes (equivalent to an initial conversion price of approximately $1.7755 per share of the Common Stock). Upon conversion, the Company may settle the 2024 Notes by paying or delivering, as the case may be, cash, shares of Common Stock or a combination thereof, at the Company’s election.

To date, there has been no conversion of 2024 Notes. As of December 31, 2022, a total of $28.75 million aggregate principal amount of the 2024 Notes were outstanding.

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

If a fundamental change occurs at any time, holders will have the right, at their option, to require the Company to purchase for cash any or all of the 2024 Notes, or any portion of the principal amount thereof, that is equal to $1,000 or an integral multiple of $1,000 in excess thereof, on a date of the Company’s choosing that is not less than 20 calendar days nor more than 35 calendar days after the date of the applicable fundamental change company notice. The price the Company is required to pay for a 2024 Note is equal to 100% of the principal amount of such 2024 Note plus accrued and unpaid interest, if any, to, but excluding, the fundamental change purchase date. Under the terms of the 2024 Indenture, the Company is required to meet certain covenants including the requirement to maintain a minimum cash balance of at least $7.5 million. Failure to meet covenants can be considered an event of default and, accordingly, may result in the acceleration of the payment of the notes or in additional interest payments. As of December 31, 2022, the Company was in compliance with all covenants.

The Company prepared a valuation of the fair value of the 2024 Notes and 2021 Notes (a Level 3 valuation) as of August 25, 2021. The value was estimated by implementing the binomial model. The liability component was valued based on the Income Approach. The following parameters were used:

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2021 Notes	2024 Notes
Stock price (USD)	1.34	1.34
Expected term	0.23	3.03
Risk free rate	0.05%	0.44%
Volatility	78.95%	91.35%
Yield	7.87%	7.66%

The following table sets forth total interest expense recognized related to the 2024 Notes:

	Year Ended December 31,
(U.S. dollars in thousands)	2021	2022
Contractual interest expense	$767	$2,156
Amortization of debt issuance costs and debt discount	97	300
Total	$864	$2,456

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

The fair value of the outstanding $28.75 million 2024 Notes as of December 31, 2022 is approximately $34.6 million based on a level 3 measurement.

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company prepared the valuation of the fair value of the 2024 Notes (a Level 3 valuation) as of December 31, 2022. The value of these notes were estimated by implementing the binomial model. The liability component was valued based on the Income Approach. The following parameters were used:

2024 Notes
Stock price (USD)	1.37
Expected term	1.67
Risk free rate	4.41%
Volatility	71.24%
Yield	12.75%

NOTE 12 - TAXES ON INCOME

a.	The Company

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

Section 174 of the Act requires taxpayers to capitalize and amortize research and development expenses for tax years beginning after December 31, 2021. This rule became effective for the Company during the year ended December 31, 2022, and resulted in the capitalization of research and development costs of approximately $28.5 million. The Company will amortize these costs for tax purposes over 15 years for research and development performed outside the United States. In the year ended December 31, 2022, the Company recorded income taxes of approximately $530,000.

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

The Israeli Subsidiary has an “Approved Enterprise” plan since 2004 and “Benefited Enterprise” plan since 2009. The period of benefits in respect of the main enterprise of the Company has not yet commenced. The period during which the Company is entitled to benefits in connection with the Benefited Enterprise expired in 2022.

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

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

c.    Tax losses carried forward to future years

As of December 31, 2022 and 2021, the Company had aggregate NOL carry-forwards equal to approximately $247.4 million and $247.9 million, respectively, that are available to reduce future taxable income as follows:

1.	The Company

The Company’s carry-forward NOLs, equal to approximately $26.7 million and $36.1 million as of December 31, 2022 and 2021, respectively, may be restricted under Section 382 of the Internal Revenue Code (“IRC”). IRC Section 382 applies whenever a corporation with NOL experiences an ownership change. As a result of IRC Section 382, the taxable income for any post change year that may be offset by a pre-change NOL may not exceed the general IRC Section 382 limitation, which is the fair market value of the pre-change entity multiplied by the IRC long-term tax exempt rate.

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

At December 31, 2022 and 2021, the Israeli Subsidiary had approximately $220.7 million and $211.8 million, respectively, of carry-forward NOLs that are available to reduce future taxable income with no limited period of use.

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

d.    Deferred income taxes:

The components of the Company’s net deferred tax assets at December 31, 2021 and 2022 were as follows:

	December 31,
(U.S. dollars in thousands)	2021	2022
In respect of:
Research and development expenses	$7,217	$9,548
Other timing differences	(1,989)	(2,115)
Net operating loss carry forwards	56,292	56,377
Valuation allowance	(61,520)	(63,810)
	-	-

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

f.    Tax assessments

In accordance with the Income Tax Ordinance, as of December 31, 2022, all of Protalix Ltd.’s tax assessments through tax year 2017 are considered final.

A summary of open tax years by major jurisdiction is presented below:

Jurisdiction:	Years:
Israel	2019-2022
United States (*)	2019-2022

(*)	Includes federal, state and local (or similar provincial jurisdictions) tax positions.

NOTE 13 - SUPPLEMENTARY FINANCIAL STATEMENT INFORMATION

Balance sheets:

	December 31,
(U.S. dollars in thousands)	2021	2022
a. Other assets:
Institutions	$311	$364
Prepaid expenses	905	774
Sundry	69	172
	$1,285	$1,310

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31,
(U.S. dollars in thousands)	2021	2022
b. Accounts payable and accruals – other:
Payroll and related expenses	$1,562	$1,216
Interest payable	767	719
Provision for vacation	1,506	1,404
Accrued expenses	11,981	8,008
Royalties payable	522	781
Property and equipment suppliers	95	143
	$16,433	$12,271

NOTE 14 - RELATED PARTY TRANSACTIONS

	Year Ended December 31,
(U.S. dollars in thousands)	2020	2021	2022
Compensation (including share-based compensation) to the non-executive directors	$814	$475	$368

NOTE 15 - SUBSEQUENT EVENTS

a.	During January and February 2023, the Company sold 3,590,813 ATM Shares under the Sales Agreement. The Company generated gross proceeds equal to approximately $5.5 million in connection with such sales.
b.	On January 12, 2023, the Company collected approximately $1.1 million from expense reimbursements in connection with its collaboration with Chiesi. On January 15, 2023, the Company collected approximately $1.1 million from sales to Pfizer. On February 7, 2023, the Company collected approximately $2.3 million from sales of alfataliglicerase to Fiocruz.