Form 10-K/A
period 2022-12-31
Protalix BioTherapeutics, Inc.
filed 2023-05-01
CIK 1006281

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

On April 30, 2023, approximately 65,414,917 shares of the Registrant’s common stock, par value $0.001 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Protalix BioTherapeutics, Inc., referred to in this report as the “Company,” “we,” “our,” “us” or similar terms, is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the year ended December 31, 2022, originally filed with the Securities and Exchange Commission (the “SEC”) on February 27, 2023 (the “Original Filing”). We are filing this Amendment for the sole purpose of including the information required by Items 10 through 14 of Part III of Form 10-K (the “Part III Information”) and to delete the disclosures regarding incorporation by reference on the front cover page of the Original Filing. The Part III Information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the Part III Information to be incorporated in Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment to provide the Part III Information in our Form 10-K because a definitive proxy statement containing such information will not be filed by the Company within 120 days of the end of the fiscal year covered by the Form 10-K.

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

i

FORM 10-K/A

ii

PART III

Item 10.      Directors, Executive Officers and Corporate Governance

Our Directors and Named Executive Officers

Our directors, executive officers, their and ages and positions, and other information are as follows:

Name	Age	Position
Zeev Bronfeld	71	Chairman of the Board
Dror Bashan	56	President and Chief Executive Officer, Director
Amos Bar Shalev	70	Director
Shmuel “Muli” Ben Zvi, Ph.D.	63	Director
Pol F. Boudes, M.D.	66	Director
Gwen A. Melincoff	71	Director
Aharon Schwartz, Ph.D.	80	Director
Executive Officers
Dror Bashan	56	President and Chief Executive Officer
Eyal Rubin	47	Sr. Vice President, Chief Financial Officer, Treasurer and Secretary
Yaron Naos	59	Sr. Vice President, Operations
Yael Hayon, Ph.D.	40	Vice President, Research & Development

Zeev Bronfeld. Mr. Bronfeld has served as the Chairman of our Board of Directors since August 2019. He has served as a director of Protalix Ltd., our wholly-owned subsidiary and sole operating unit, since 1996 and as our director since December 2006. Mr. Bronfeld brings to us vast experience in management and value building of biotechnology companies. He is an experienced businessman who is involved in a number of biotechnology companies. He was a co-founder of Bio-cell Ltd., a former Israeli publicly-traded holding company that specialized in biotechnology companies and served as its Chief Executive Officer from 1986 through 2015. Mr. Bronfeld currently serves as a director of The Trendlines Group (SGX:42T), a company listed on the Singapore Exchange. Mr. Bronfeld is also a director of a number of privately-held companies, most of which are involved in the life sciences industry, such as Contipi Medical Ltd. From April 2017 through November 2022 Mr. Bronfeld served as a director of Electreon Wireless Ltd. (TASE:ELWS) (formerly, Biomedix Incubator Ltd.), from August 2010 through April 2021, he served as a director of Entera Bio Ltd. (NASDAQ: ENTX), and from November 2009 through February 2021, he served as a director of D.N.A. Biomedical Solutions Ltd. (TASE:DNA) and from January 2008 through January 2017, he served as a director of Macrocure Ltd., a Nasdaq-listed company that merged into Leap Therapeutics, Inc. (NASDAQ:LPTX). Mr. Bronfeld received a B.A. in Economics from the Hebrew University in 1975. We believe Mr. Bronfeld’s qualifications to serve on our Board of Directors include his years of experience in the management of private and public Israeli companies, including life science companies.

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

Amos Bar Shalev. Mr. Bar Shalev has served as our director since July 2008. Previously, Mr. Bar Shalev served as a director of Protalix Ltd. from 2005 through January 2008, and as our director from 2006 through January 2008. Mr. Bar Shalev brings to us extensive experience in managing technology companies. Currently, Mr. Bar Shalev serves on the Board of Directors of the following privately-held Israeli companies: Aposense Ltd. and Sirvir Ltd. From 2004 through 2012, Mr. Bar Shalev served as a director of Technorov Holdings (1993) Ltd. and managed its portfolio. From 1997 through 2004, he was a Managing Director of TDA Capital Partners, a management company of the TGF (Templeton Tadiran) Fund. From 2004 through 2007, he was the President of Win Buyer Ltd. He has served on the Board of Directors of a number of Israeli publicly traded and privately-held Israeli companies including, among others, Steam CC Ltd., Velox Ltd., NESS Ltd. (acquired by BioNess Inc.), Idanit (acquired by Scitex Corporation Ltd.), Objet Geometrix (merged with Stratasys, Inc. (NASDAQ:SSYS)), Verisity, Scitex Vision (acquired by Hewlett Packard), Golden Wings Investment Company Ltd., the venture capital fund of the Israeli Air Force Veterans Business Club, Win Buyer Ltd. and Sun Light Ltd. He received his B.Sc. in Electrical Engineering from the Technion, Israel in 1978 and M.B.A. from the Tel Aviv University in 1981. He holds the highest award from the Israeli Air Force for technological achievements. We believe Mr. Bar Shalev’s qualifications to serve on our Board of Directors include his years of experience in the management of Israeli businesses.

Shmuel “Muli” Ben Zvi, Ph.D. Dr. Ben Zvi joined our Board of Directors on June 30, 2022. He currently serves on the Board of Directors of Bank Leumi, and serves on the credit, technology and strategy committees thereof. He also serves on the Board of Directors of Sol-Gel Technologies Ltd. (Nasdaq:SLGL), where he is a member of the audit and compensation committees, and on the Board of Directors of Vascular Biogenics Ltd. (Nasdaq:VBLT), where he also serves on the audit and compensation committees. From 2004 to 2014, Dr. Ben Zvi served in a number of managerial positions at Teva Pharmaceuticals Industries Ltd., the last two being Vice President, Strategy and Vice President, Finance. From 2000 to 2004, Dr. Ben Zvi was the financial advisor to the chief of general staff of the Israel Defense Forces and head of the Defense Ministry budget department. Dr. Ben Zvi holds a B.A. and an M.A., both Cum Laude, and a Ph.D. in economics, all from Tel-Aviv University, Israel. He also participated in the Harvard Business School Advanced Management Program (AMP) and in National Security & Political Science programs at the National Security College, Israel and Haifa University, Israel. Dr. Ben Zvi performed post-doctoral studies in Economics at the Massachusetts Institute of Technology. We believe Dr. Ben Zvi’s qualifications to serve on our Board of Directors include his years of experience in the management of public Israeli companies, including life science companies, and in particular his experience in financial and investment matters and participation is audit committees.

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

Gwen A. Melincoff. Ms. Melincoff joined our Board of Directors in January 2020. She is a seasoned business development and venture professional with over 25 years of deal-making and management experience in the biotechnology and pharmaceutical industries. Her experience has spanned public and private company boards, venture financing, business development, licensing, mergers and acquisitions, research operations, marketing, product management and project management. Ms. Melincoff currently serves on the Board of Directors of Gain Therapeutics, Inc. (NASDAQ:GANX), Soleno Therapeutics, Inc. (NASDAQ:SOLN) and Collegium Pharmaceutical, Inc. (NASDAQ:COLL). She also serves in an advisory capacity at a number of pharmaceutical companies. From April 2017 through June 2020, she served on the Board of Directors of Photocure ASA, from January 2017 through January 2019, she served on the Board of Directors of Kamada Ltd. (NASDAQ:KMDA, TASE:KMDA), and from June 2014 through November 2016, she served on the Board of Directors of Tobira Therapeutics Inc. (acquired by Allergan plc). From August 2014 through September 2016, Ms. Melincoff served as Vice President of Business Development at BTG International Inc. Prior to that, she was Senior Vice President of Corporate Development at Shire Plc. Additionally, she led the Shire Strategic Investment Group, the venture capital arm of Shire Plc. Ms. Melincoff was Vice President of Business Development at Adolor Corporation and held executive positions at

Eastman Kodak for over ten years in a number of their health care companies. She holds a B.S. in Biology from The George Washington University and an M.S. in Management and Health Care Administration from Pennsylvania State University. Ms. Melincoff has also attained the designation of Certified Licensing Professional (CLP™). Ms. Melincoff was named to the “Top Women in Biotech 2013” by Fierce Biotech and to the Powerlist 100 of Corporate Venture Capital in 2012 and 2013. We believe Ms. Melincoff’s qualifications to serve on our Board of Directors include her years of experience at pharmaceutical companies, particularly with respect to business development.

Aharon Schwartz, Ph.D. Dr. Schwartz has served as our director since November 2014. He retired from Teva in 2011 where he served in a number of positions from 1975 through 2011, the most recent being Vice President, Head of Teva Innovative Ventures from 2008. Dr. Schwartz is currently chairman of the Board of Directors of BiolineRx Ltd. (NASDAQ:BLRX, TASE:BLRX) and a member of the Board of Directors of Barcode Ltd. He also serves as the Head of the Advisory Board of Oncohost Ltd. and works as an independent consultant. From May 2015 through March 2020, he served as a member of the Board of Directors of Foamix Pharmaceuticals Ltd. (Nasdaq: FOMX), which was acquired by Menlo Therapeutics Inc. (Nasdaq: MNLO), and from January 2013 through November 2017, he served as a member of the Board of Directors of Alcobra Ltd., which is now called Arcturus Therapeutics Ltd. Dr. Schwartz received his Ph.D. in organic chemistry in 1978 from the Weizmann Institute of Science, his M.Sc. in organic chemistry from the Technion and a B.Sc. in chemistry and physics from the Hebrew University of Jerusalem. Dr. Schwartz received a second Ph.D. in 2014 from the Hebrew University of Jerusalem in the history and philosophy of science. We believe Dr. Schwartz’s qualifications to serve on our Board of Directors include his years of experience at life science companies.

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

Yael Hayon, Ph.D. Dr. Hayon joined Protalix in 2020. She brings to Protalix over a decade of experience in pharmaceutical research in development, both in the scientific operations and the administrative functions. She most recently served as Vice President of Clinical Affairs of Syqe Medical Ltd., Tel-Aviv, where she, among other things, established the clinical and medical global strategy, and was responsible for providing strategic input on the regulatory development plan. Prior to her role at Syqe Medical, Dr. Hayon served as the Head of R&D Israeli Site of LogicBio Therapeutics, Inc. (acquired by Alexion, AstraZeneca Rare Disease), Cambridge, Massachusetts, where she managed LogicBio’s Israeli-based Research and Development facility and was involved in strategic decision-making. From 2014 through 2016 she served as the R&D Manager, Stem Cell Medicine Ltd., Jerusalem, Israel. Dr. Hayon holds a Ph.D. in Neurobiology/Hematology, and an M.Sc. in Neurobiology, both from the Hebrew University Faculty of Medicine, Jerusalem, Israel.

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

The Audit and Finance Committee presently consists of Muli Ben Zvi, Ph.D., Amos Bar Shalev and Aharon Schwartz, Ph.D., each of whom has been determined by our Board of Directors to be “independent” for purposes of membership on the Audit and Finance Committee pursuant to Section 803B(2) of the NYSE American Company Guide and Section 10A(m)(3) of the Exchange Act. We require that all Audit and Finance Committee members possess the required level of financial literacy and at least one member of the Audit and Finance Committee meet the current standard of requisite financial management expertise as required by the NYSE American and applicable rules and regulations of the SEC. Dr. Ben Zvi, Mr. Bar Shalev and Dr. Schwartz each qualify as “audit committee financial experts” under the applicable rules of the SEC. In making the determination as to these individuals’ status as audit committee financial experts, our Board of Directors determined they have accounting and related financial management expertise within the meaning of the aforementioned rules, as well as the listing standards of the NYSE American. The Audit and Finance Committee held four meetings in 2022.

Item 11.       Executive Compensation

Executive compensation consists of following elements:

Base Salary. Base salaries for our executive officers are established based on the scope of their responsibilities taking into account competitive market compensation paid by other companies for similar positions. Generally, we believe that executive base salaries should be targeted near the median of the range of salaries for executives in similar positions with similar responsibilities at comparable companies. The Compensation Committee convenes from time to time to evaluate present and future executive compensation, which evaluation generally includes an evaluation of the peer group considered in analyzing executive compensation. The Compensation Committee intends to continue reviewing and revising the peer group periodically to ensure that it continues to reflect companies similar to the Company in size and development stage. The Compensation Committee also reviews executive compensation reports and an analysis of publicly-traded biotechnology companies prepared by third party experts from a well-known consulting firm for additional data and other information regarding executive compensation for comparative purposes.

Base salaries are usually reviewed annually, and adjusted from time to time to realign salaries with market levels after taking into account individual responsibilities, performance and experience. The base salaries of each of our President and Chief Executive Officer, our Senior Vice President and Chief Financial Officer our Senior Vice President, Operations, who we refer to collectively as the “Named Executive Officers,” are discussed herein.

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

During the year ended December 31, 2022, the Compensation Committee determined that Mr. Bashan and Mr. Rubin were both entitled to annual bonuses for fiscal years ended December 31, 2021 and 2020, which had not yet been awarded. Performance milestones underlying such bonuses were as follows:

A.	Finance (50%, in the aggregate)
● Debt situation improvement (30%)
● Cash going forward for 1.5 years minimum (20%)
B.	Business – Sales to Pfizer Inc. and Brazil (15%, in the aggregate)
● Increasing transfer price and contract extension with Pfizer Inc. (10%)
● Sales to Brazil (5%)
C.	R&D (25%, in the aggregate)
● Fabry (15%)
● Finalization of the clinical development program
● Preparation for regulatory submissions (both in the United States and in the European Union)
● Improving pipeline (10%)
● Current existing programs
● New Programs
D.	● Strengthening Corporate viability (10%)

The Compensation Committee determined that both Mr. Bashan and Mr. Rubin had achieved 100% of the performance milestones and awarded a cash bonus equal to 10 months’ salary to Mr. Rubin to cover fiscal years ended December 31, 2021 and 2020. The Compensation Committee awarded a bonus equal to 18 months’ salary to Mr. Bashan to cover fiscal years ended December 31, 2021 and 2020. Given our cash position at the time, Mr. Bashan agreed to accept his bonus in shares of our common stock in lieu of cash. Mr. Naos was awarded a cash bonus commensurate with other company Vice Presidents.

Options and Share-Based Compensation. Our Amended and Restated 2006 Stock Incentive Plan authorizes us to grant options to purchase shares of common stock, restricted stock and other securities to our employees, directors and consultants. Our Compensation Committee is the administrator of the stock incentive plan. Stock option or other grants are generally made at the commencement of employment and following a significant change in job responsibilities or to meet other special retention or performance objectives. The Compensation Committee reviews and approves stock option and other awards to executive officers based upon a review of competitive compensation data, its assessment of individual performance, a review of each executive’s existing long-term incentives, and retention considerations. The exercise price of stock options granted under our Amended and Restated 2006 Stock Incentive Plan, as amended, must be equal to at least 100% of the fair market value of our common stock on the date of grant; however, in certain circumstances, grants may be made at a lower price to Israeli grantees who are residents of the State of Israel.

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

Other Compensation. Consistent with our compensation philosophy, we intend to continue to maintain our current benefits for our executive officers; however, the Compensation Committee in its discretion may revise, amend, or add to the officer’s executive benefits if it deems it advisable. As an additional benefit to all of our Israel-based Named Executive Officers and for most of our employees, we contribute to certain funds amounts equaling a total of approximately 15% of their respective gross salaries for certain pension and other savings plans for the benefit of the Named Executive Officers and other employees. In addition, in accordance with customary practice in Israel, our Israel-based executives’ agreements require us to contribute towards their vocational studies, and to provide annual recreational allowances, a company car and a company phone. We believe these benefits are currently equivalent with median competitive levels for comparable companies.

Executive Compensation. We refer to the “Summary Compensation Table” set forth below for information regarding the compensation earned during the fiscal year ended December 31, 2022 by our Named Executive Officers.

Summary Compensation Table

The following table sets forth a summary for the fiscal years ended December 31, 2022 and 2021, respectively, of the cash and non-cash compensation awarded, paid or accrued by us or Protalix Ltd. to our Named Executive Officers. There were no restricted stock awards, long-term incentive plan payouts or other compensation paid during fiscal years ended December 31, 2022 and 2021 by us or Protalix Ltd. to the Named Executive Officers, except as set forth below. All of the Named Executive Officers are employees of our subsidiary, Protalix Ltd. All currency amounts are expressed in U.S. dollars.

					Option	All Other
		Salary	Bonus	Stock	Awards	Compensation	Total
Name and Principal Position	Year	($)	($)	Awards ($)	($)(1)	($)(2)	($)
Dror Bashan	2022	359,972		817,576	177,564	113,184	1,468,296
President and Chief Executive Officer	2021	373,817	—	585,224	82,371	116,287	1,157,699
Eyal Rubin	2022	312,515	397,678	168,667	75,889	103,532	1,058,281
Senior Vice President and Chief Financial Officer	2021	325,101	—	385,201	21,062	105,460	836,824
Yaron Naos	2022	239,201	81,176		123,310	89,578	533,265
Senior Vice President, Operations	2021	246,716			127,291	131,280	505,287

(1)Amounts in this column represent the grant date fair value of the option awards as computed in accordance with ASC 718, not including any estimates of forfeitures related to service-based vesting conditions. See Note 9(c) “Stock based compensation,” of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2022 for a discussion of assumptions we made in determining the grant date fair value of our option awards for the fiscal year ended December 31, 2022.

(2)Includes employer contributions to pension and/or insurance plans and other miscellaneous payments.

On February 25, 2022, we granted, with the approval of the Compensation Committee, 637,531 shares of restricted common stock to Mr. Bashan and 121,951 shares of restricted common stock to Mr. Rubin.

On September 7, 2022, we granted, with the approval of the Compensation Committee, 10-year options to purchase 3,280,000 shares of Common Stock, in the aggregate, to certain of our officers, directors and other employees under the Plan. The options have an exercise price equal to $1.03 per share and vest over a four-year period in 16 equal quarterly increments. Vesting of the options granted to executive officers and directors is subject to automatic acceleration in full upon a Corporate Transaction or a Change in Control, as those terms are defined in the Plan, and are subject to certain other terms and conditions. Of such grant, an option to purchase 750,000 shares of common stock were awarded to Mr. Bashan, an option to purchase 350,000 shares of common stock were awarded to Mr. Rubin and an option to purchase 340,000 shares of common stock were awarded to Mr. Naos.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information with respect to the Named Executive Officers concerning outstanding equity awards as of December 31, 2022.

	Option Awards				Stock Awards
	Number	Number			Number	Market value
	of Securities	of Securities			of shares	of shares
	Underlying	Underlying			or units	or units
	Unexercised	Unexercised			of stock	of stock
	Options	Options	Option Exercise	Option Expiration	that have	that have
Name	Exercisable (#)	Unexercisable (#)	Price ($)	Date	not vested (#)	not vested ($)
Dror Bashan					195,969	268,478
	140,000	20,000	4.69	6/30/2029
	46,875	703,125	1.03	9/7/2032
Eyal Rubin					95,502	130,838
	65,000	15,000	2.00	9/22/2029
	21,875	328,125	1.03	9/7/2032
Yaron Naos	5,000	--	17.20	3/23/2025
	60,000	--	5.60	9/13/2028
	68,994	53,662	3.59	8/11/2030
	21,250	318,750	1.03	9/7/2032

Potential Payments upon Termination or Change-in-Control/Corporate Transaction

Each of our Named Executive Officers (while they remain employed by the Company) is entitled to be insured by Protalix Ltd. under a Manager’s Policy in lieu of severance upon termination. The intention of such Manager’s Policies is to provide our officers with severance protection of one month’s salary for each year of employment. The following payments would be payable in connection with a change of control of the Company: $1.0 million to the President and Chief Executive Officer and $400,000 to each of the other Named Executive Officers, subject to certain terms and conditions. In addition to the foregoing, the vesting periods of outstanding options held by our Named Executive Officers are accelerated upon a change of control. Had we experienced a change of control on December 31, 2022, the value of the acceleration of the vesting period of the options and shares held by Mr. Bashan would have been $507,540; the value of the acceleration of the vesting period of the options and shares held by Mr. Rubin would have been $242,401 and the value of the acceleration of the vesting period of the options held by Mr. Naos would have been $108,375.

Employment Arrangements

Dror Bashan. Pursuant to Mr. Bashan’s employment agreement, his current monthly base salary is NIS 95,000 (approximately $27,000 and Mr. Bashan is entitled to an annual discretionary bonus subject to the sole discretion of our Board of Directors, to be determined on the basis of agreed-upon annual objectives which shall include both measurable and strategic parameters. He is also entitled to a one-time bonus of $1.0 million upon the occurrence of certain change of control transactions. The monthly salary is subject to cost of living adjustments from time to time as may be required by law. Mr. Bashan was granted an option award upon his employment and he is entitled to additional equity awards from time to time on a discretionary basis. Mr. Bashan’s employment agreement is terminable by the Company on 180 days’ written notice for any reason. Mr. Bashan may terminate the agreement on 90 days’ written notice for any reason during its term. We may terminate Mr. Bashan’s employment agreement for cause without notice. Mr. Bashan is entitled to be insured by the Company under a Manager’s Policy in lieu of severance, Company contributions towards vocational studies, annual recreational allowances, a company car, a company laptop and a company phone. Mr. Bashan is entitled to 25 working days of vacation.

Eyal Rubin. Pursuant to Mr. Rubin’s employment agreement, his current monthly base salary is NIS 80,000 (approximately $22,700) and Mr. Rubin is entitled to an annual discretionary bonus subject to the sole discretion of our

Board of Directors, to be determined on the basis of agreed-upon annual objectives which shall include both measurable and strategic parameters. He is also entitled to a one-time bonus of $400,000 upon the occurrence of certain change of control transactions. The monthly salary is subject to cost of living adjustments from time to time as may be required by law. Mr. Rubin was granted an option award upon his employment and he is entitled to additional equity awards from time to time on a discretionary basis. In addition, contingent upon certain conditions, Mr. Rubin is entitled to a grant of restricted stock units with an aggregate value of $100,000, on an annual basis. Additional equity awards may be granted from time to time on a discretionary basis. Mr. Rubin’s employment agreement is terminable by the Company on 180 days’ written notice for any reason. Mr. Rubin may terminate the agreement on 90 days’ written notice for any reason. We may terminate the Mr. Rubin’s employment agreement for cause without notice. Mr. Rubin is entitled to be insured by the Company under a Manager’s Policy in lieu of severance, Company contributions towards vocational studies, annual recreational allowances, a company car, a company laptop and a company phone. Mr. Rubin is entitled to 25 working days of vacation.

Yaron Naos. Mr. Naos’ current monthly base salary is NIS 65,550 (approximately $18,600) and he is entitled to an annual discretionary bonus for performance subject to the sole discretion of our Compensation Committee. The monthly salary is subject to cost of living adjustments from time to time as may be required by law. In addition, vesting of all of Mr. Naos’ options and restricted shares will be accelerated in full upon a Corporate Transaction or a Change in Control, as those terms are defined in our Plan. Mr. Naos’ employment is terminable by either party on 60 days’ written notice for any reason and we may terminate the agreement for cause without notice. Mr. Naos is entitled to be insured by the Company under a Manager’s Policy in lieu of severance, Company contributions towards vocational studies, annual recreational allowances, a company car, a company phone, a company laptop and a company phone. Mr. Naos is entitled to 29 working days of vacation.

Amended and Restated 2006 Stock Incentive Plan

Our Board of Directors and our stockholders initially approved our Plan on December 14, 2006. Since its initial approval, our stockholders have approved amendments to the plan five times, the last time being on June 30, 2022. Of the 8,475,171 shares reserved for issuance under the Plan, as amended, as of December 31, 2022, there are outstanding options to purchase 5,519,315 shares of our common stock in the aggregate, subject to adjustment for a stock split or any future stock dividend or other similar change in our common stock or our capital structure. As of December 31, 2022, options to acquire 136,738 shares of common stock remain available for grant under the amended Plan.

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

Under our amended Plan, a corporate transaction is generally defined as:

•a merger or consolidation in which we are not the surviving entity, except for the principal purpose of changing the Company’s state of incorporation;

•the sale, transfer or other disposition of all or substantially all of our assets;

•the complete liquidation or dissolution of the Company;

•any reverse merger in which we are the surviving entity but our shares of common stock outstanding immediately prior to such merger are converted or exchanged by virtue of the merger into other property, whether in the form of securities, cash or otherwise, or in which securities possessing more than forty percent (40%) of the total combined voting power of our outstanding securities are transferred to a person or persons different from those who held such securities immediately prior to such merger; or

•an acquisition in a single or series of related transactions by any person or related group of persons of beneficial ownership of securities possessing more than fifty percent (50%) of the total combined voting power of our outstanding securities but excluding any such transaction or series of related transactions that the plan administrator determines not to be a corporate transaction (provided however that the plan administrator shall have no discretion in connection with a corporate transaction for the purchase of all or substantially all of our shares unless the principal purpose of such transaction is changing our state of incorporation).

Under our amended Plan, a change of control is defined as:

•the direct or indirect acquisition by any person or related group of persons of beneficial ownership of securities possessing more than fifty percent (50%) of the total combined voting power of our outstanding securities pursuant to a tender or exchange offer made directly to our stockholders and which a majority of the members of our Board of Directors (who have generally been on our board for at least 12 months) who are not affiliates or associates of the offeror do not recommend stockholders accept the offer; or

•a change in the composition of our Board of Directors over a period of 12 months or less, such that a majority of our Board of Directors members ceases, by reason of one or more contested elections for board membership, to be comprised of individuals who were previously directors of the Company.

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

The following table sets forth information with respect to compensation of our non-employee directors during fiscal year 2022.

	Fees Earned or	Option
Name	Paid in Cash ($)	Award(s) ($)	Total ($)
Zeev Bronfeld		94,022	94,022
Amos Bar Shalev	40,000	21,464	61,464
Shmuel “Muli” Ben Zvi, Ph.D.	20,000	13,399	33,399
Pol F. Boudes, M.D.	40,000	21,464	61,464
Gwen A. Melincoff	40,000	21,464	61,464
Aharon Schwartz, Ph.D.	40,000	21,464	61,464

The Board of Directors approved a new compensation program for our non-employee directors, commencing as of January 1, 2020. Directors are entitled to a cash payment equal to $40,000 per year, payable quarterly, and were granted options to purchase 40,000 shares of our common stock. The options vest quarterly in 16 equal increments over a four-year period. We granted to the Chairman of the Board an option to purchase 240,000 shares of our common stock, which option vests quarterly in 16 equal increments over a four-year period. As part of the compensation program, Zeev Bronfeld, the Chairman of the Board of Directors, is not entitled to cash compensation. His compensation is limited to equity compensation. Our directors each were awarded options to purchase 50,000 shares of common stock in 2022, except with respect to Mr. Bronfeld who was awarded and option to purchase 100,000 shares of common stock in 2022.

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

Item 12.       Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information, as of April 30, 2023, regarding beneficial ownership of our common stock:

●           each person who is known by us to own beneficially more than 5% of our common stock;

●           each director;

●           each of our executive officers; and

●           all of our directors and executive officers collectively.

Unless otherwise noted, we believe that all persons named in the table have sole voting and investment power with respect to all shares of our common stock beneficially owned by each of them. For purposes of this table, a person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from April 30, 2023 upon exercise of options, warrants and convertible securities. Each beneficial owner’s percentage ownership is determined by assuming that options, warrants and convertible securities that are held by such person (but not those held by any other person) and that are exercisable or convertible within 60 days from such date have been exercised. The information set forth below is based upon information obtained from the beneficial owners, upon information in our possession regarding their respective holdings and upon information filed by the holders with the SEC. The percentages of beneficial ownership are based on 65,414,917 shares of our common stock outstanding as of April 30, 2023.

The address for all directors and officers is c/o Protalix BioTherapeutics, Inc., 2 Snunit Street, Science Park, P.O. Box 455, Carmiel 2161401, Israel.

	Amount and Nature of	Percentage of
Name and Address of Beneficial Owner	Beneficial Ownership	Class (%)
Board of Directors and Executive Officers
Zeev Bronfeld(1)	646,033	*
Dror Bashan(2)	1,444,083	2.20
Amos Bar Shalev(3)	42,043	*
Shmuel “Muli” Ben Zvi, Ph.D.(4)	9,375	*
Pol F. Boudes, M.D.(5)	41,915	*
Gwen A. Melincoff(6)	41,875	*
Aharon Schwartz, Ph.D.(7)	215,875	*
Yaron Naos(8)	233,031	*
Eyal Rubin(9)	508,722	*
Yael Hayon, Ph.D.(10)	136,092	*
All executive officers and directors as a group (10 persons)(11)	3,319,044	4.97
5% Holders
Alfred Akirov(12)	4,515,686	6.70
Highbridge Capital Management LLC(13)	7,260,249	9.99
HIR Investments Ltd.(14)	4,411,305	6.54

* Less than 1%.

(1)Consists of 216,247 outstanding shares of our common stock held by EBC Holdings Ltd., an investment company wholly-owned by Mr. Bronfeld, 216,036 shares of our common stock issuable upon exercise of an outstanding warrant held by Mr. Bronfeld and 213,750 shares of our common stock issuable upon exercise of outstanding options within 60 days of April 30, 2023. Does not include 126,250 shares of our common stock underlying options that will not vest within 60 days of April 30, 2023.

(2)Consists of 68,000 outstanding shares of our common stock, 139,978 outstanding restricted shares of our common stock that are subject to forfeiture within 60 days of April 30, 2023, 945,480 outstanding restricted shares of our common stock that are not subject to forfeiture as of April 30, 2023 and 290,625 shares of our common stock issuable upon exercise of outstanding options within 60 days of April 30, 2023. Does not include 619,375 shares of our common stock underlying options that will not vest within 60 days of April 30, 2023.

(3)Consists of 168 outstanding shares of our common stock and 41,875 shares of our common stock issuable upon exercise of outstanding options within 60 days of April 30, 2023. Does not include 48,125 shares of our common stock underlying options that will not vest within 60 days of April 30, 2023.

(4)Consists of 9,375 shares of our common stock issuable upon exercise of outstanding options within 60 days of April 30, 2023. Does not include 40,625 shares of our common stock underlying options that will not vest within 60 days of April 30, 2023.

(5)Consists of 40 outstanding shares of our common stock and 41,875 shares of our common stock issuable upon exercise of outstanding options within 60 days of April 30, 2023. Does not include 48,125 shares of our common stock underlying options that will not vest within 60 days of April 30, 2023.

(6)Consists of 41,875 shares of our common stock issuable upon exercise of outstanding options within 60 days of April 30, 2023. Does not include 48,125 shares of our common stock underlying options that will not vest within 60 days of April 30, 2023.

(7)Consists of 174,000 outstanding shares of our common stock and 41,875 shares of our common stock issuable upon exercise of outstanding options within 60 days of April 30, 2023. Does not include 48,125 shares of our common stock underlying options that will not vest within 60 days of April 30, 2023.

(8)Consists of 12,955 outstanding shares of our common stock, 7,000 outstanding restricted shares of our common stock that are not subject to forfeiture within 60 days of April 30, 2023, and 213,076 shares of our common stock issuable upon exercise of outstanding options within 60 days of April 30, 2023. Does not include 314,580 shares of our common stock underlying options that will not vest within 60 days of April 30, 2023.

(9)Consists of 68,217 outstanding restricted shares of our common stock that are subject to forfeiture within 60 days of April 30, 2023, 299,880 outstanding restricted shares of our common stock that are not subject to forfeiture as of April 30, 2023 and 140,625 shares of our common stock issuable upon exercise of outstanding options within 60 days of April 30, 2023. Does not include 289,375 shares of our common stock underlying options that will not vest within 60 days of April 30, 2023.

(10)Consists of 136,092 shares of our common stock issuable upon exercise of outstanding options within 60 days of April 30, 2023. Does not include 243,679 shares of our common stock underlying options that will not vest within 60 days of April 30, 2023.

(11)Consists of 471,410 outstanding shares of our common stock, 215,195 outstanding restricted shares of our common stock that are subject to forfeiture within 60 days of April 30, 2023, 1,245,360 outstanding restricted shares of our common stock that are not subject to forfeiture as of April 30, 2023, 216,036 shares of our common stock issuable upon exercise of an outstanding warrant and 1,171,043 shares of our common stock issuable upon exercise of outstanding options within 60 days of April 30, 2023. Does not include 1,826,384 shares of our common stock underlying options that will not vest within 60 days of April 30, 2023.

(12)Based on information provided by Alfred Akirov. Consists of 2,503,614 outstanding shares of our common stock and 2,012,072 shares of our common stock issuable upon exercise of outstanding warrants within 60 days of April 30, 2023, in the aggregate, held by Alrov Properties & Lodgings Ltd., or Alrov Properties, Technorov Holdings (1993) Ltd., or Technorov, and Alrov Holdings Technologies Ltd., or Alrov Technologies. Mr. Akirov is the majority shareholder, and Chairman of the Board of each of Alrov Properties, which is listed on the Tel Aviv Stock Exchange, and the subsidiaries of Alrov Properties, Technorov and Alrov Technologies, and, accordingly, in the normal course of business has the power to direct the voting and disposition decisions of such entities, all subject to the Israeli law provision in regards to a public company. Mr. Akirov’s principal business office is at The Alrov Tower, 46 Rothschild Boulevard, Tel Aviv 66883, Israel.

(13)Based on a Schedule 13F-HR filed on February 12, 2023 for December 31, 2022 by Highbridge Capital Management LLC, or Highbridge and other information provided by Highbridge. Consists of 7,260,249 shares of our common stock issuable upon conversion of convertible notes and exercise of outstanding warrants within 60 days of April 30, 2023, held by Highbridge Tactical Credit Master Fund, L.P. (the “Highbridge Fund”). Highbridge, as the trading manager of the Highbridge Fund, and the Highbridge Fund may each be deemed to be the beneficial owner of such shares. The convertible notes and the warrants are subject to blocker provisions pursuant to which the holders thereof cannot convert the notes or exercise the warrants to the extent that the reporting persons would beneficially own, after any such exercise, more than 9.99% of the outstanding shares of our common stock. The disclosed holdings do not include all of the shares underlying all of the notes and the warrants due to the blocker provisions. The principal business office of Highbridge is 40 West 57th Street, 32nd Floor, New York, New York 10019.

(14)Consists of 2,362,783 outstanding shares of our common stock and 2,012,072 shares of our common stock issuable upon exercise of outstanding warrants within 60 days of April 30, 2023, in the aggregate, held by HIR Investments Ltd., or HIR, and 36,450 outstanding shares of our common stock held directly or indirectly by Chinar

Shah. Mr. Shah has the power to direct the voting and disposition decisions of, and thus may be deemed to have beneficial ownership (as determined under Section 13(d) of the Exchange Act) of, all such shares and warrants. The principal business office of HIR is Flat No. 303, Al-Shamal Building, Al-Khor Street, Goldsuq, Deira, Dubai, UAE.

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

Our Board of Directors has determined that Mr. Bronfeld, Mr. Bar Shalev, Dr. Ben Zvi, Dr. Boudes, Ms. Melincoff and Dr. Schwartz are “independent” pursuant to the rules of the NYSE American.

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

The following table sets forth fees billed to us by our independent registered public accounting firm during the fiscal years ended December 31, 2022 and 2021 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements; (ii) services by our independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees; (iii) services rendered in connection with tax compliance, tax advice and tax planning; and (iv) all other fees for services rendered.

	Year Ended December 31,
	2022	2021
Audit Fees	$254,750	$284,500
Audit Related Fees	—	—
Tax Fees	$71,000	$61,768
All Other Fees	—	—

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

PART IV

Item 15.       Exhibits and Financial Statement Schedules

The following documents are filed as part of this Annual Report on Form 10-K:

1. Financial Statements. The following Consolidated Financial Statements of Protalix BioTherapeutics, Inc. are included in Item 8 of the Original Filing.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of May 1, 2023.

PROTALIX BIOTHERAPEUTICS, INC.

By:	/s/ Dror Bashan
Dror Bashan

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dror Bashan	President, Chief Executive Officer	May 1, 2023
Dror Bashan	(Principal Executive Officer) and Director

/s/ Eyal Rubin	Chief Financial Officer, Treasurer and	May 1, 2023
Eyal Rubin	Secretary (Principal Financial
and Accounting Officer)

/s/ *	Chairman of the Board	May 1, 2023
Zeev Bronfeld

/s/ *	Director	May 1, 2023
Amos Bar Shalev

/s/ *	Director	May 1, 2023
Shmuel Ben Zvi, Ph.D.

/s/ *	Director	May 1, 2023
Pol F. Boudes, M.D.

/s/ *	Director	May 1, 2023
Gwen A. Melincoff

/s/ *	Director	May 1, 2023
Aharon Schwartz, Ph.D.

*By:	/s/ Dror Bashan
Dror Bashan