Form 10-Q
period 2023-03-31
Protalix BioTherapeutics, Inc.
filed 2023-05-04
CIK 1006281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

On April 30, 2023, approximately 65,414,917 shares of the Registrant’s common stock, $0.001 par value, were outstanding.

FORM 10-Q

		Page
	PART I – FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets (Unaudited) – As of March 31, 2023 and December 31, 2022	2
	Condensed Consolidated Statements of Operations (Unaudited) – For the Three Months Ended March 31, 2023 and 2022	3
	Condensed Consolidated Statements of Changes in Stockholders’ Equity (Capital Deficiency) (Unaudited) – For the Three Months Ended March 31, 2023 and 2022	4
	Condensed Consolidated Statements of Cash Flows (Unaudited) – For the Three Months ended March 31, 2023 and 2022	5
	Notes to Condensed Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29
Item 4.	Controls and Procedures	30
	PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	31
Item 1A.	Risk Factors	31
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31
Item 3.	Defaults Upon Senior Securities	31
Item 4.	Mine Safety Disclosures	31
Item 5.	Other Information	31
Item 6.	Exhibits	31
Signatures		33

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

PROTALIX BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands)

(Unaudited)

	March 31, 2023	December 31, 2022

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$33,036	$17,111
Short-term bank deposits	—	5,069
Accounts receivable – Trade	1,304	4,586
Other assets	758	1,310
Inventories	20,303	16,804
Total current assets	$55,401	$44,880

NON-CURRENT ASSETS:
Funds in respect of employee rights upon retirement	$1,252	$1,267
Property and equipment, net	4,704	4,553
Operating lease right of use assets	5,202	5,087
Total assets	$66,559	$55,787

LIABILITIES AND STOCKHOLDERS' EQUITY (NET OF CAPITAL DEFICIENCY)

CURRENT LIABILITIES:
Accounts payable and accruals:
Trade	$5,105	$5,862
Other	13,471	12,271
Operating lease liabilities	1,149	1,118
Contracts liability	11,790	13,178
Total current liabilities	$31,515	$32,429

LONG TERM LIABILITIES:
Convertible notes	$28,267	$28,187
Liability for employee rights upon retirement	1,617	1,642
Operating lease liabilities	4,152	4,169
Total long term liabilities	$34,036	$33,998
Total liabilities	$65,551	$66,427

COMMITMENTS

STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)	1,008	(10,640)
Total liabilities and stockholders' equity (net of capital deficiency)	$66,559	$55,787

The accompanying notes are an integral part of the condensed consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(U.S. dollars in thousands, except share and per share data)

(Unaudited)

	Three Months Ended
	March 31, 2023	March 31, 2022
REVENUES FROM SELLING GOODS	$5,066	$9,028
REVENUES FROM LICENSE AND R&D SERVICES	4,522	7,057
TOTAL REVENUE	9,588	16,085
COST OF GOODS SOLD (1)	(3,085)	(6,034)
RESEARCH AND DEVELOPMENT EXPENSES (2)	(5,847)	(8,767)
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (3)	(3,115)	(3,154)
OPERATING LOSS	(2,459)	(1,870)
FINANCIAL EXPENSES	(649)	(618)
FINANCIAL INCOME	172	202
FINANCIAL EXPENSES, NET	(477)	(416)
LOSS BEFORE TAXES ON INCOME	(2,936)	(2,286)
TAXES ON INCOME	(195)	-
NET LOSS FOR THE PERIOD	$(3,131)	$(2,286)
LOSS PER SHARE OF COMMON STOCK – BASIC AND DILUTED	$(0.05)	$(0.05)
WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK
USED IN COMPUTING LOSS PER SHARE – BASIC AND DILUTED	57,480,009	45,843,563
(1) Includes share-based compensation	$58	$(6)
(2) Includes share-based compensation	$180	$76
(3) Includes share-based compensation	$308	$766

The accompanying notes are an integral part of the condensed consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ EQUITY (CAPITAL DEFICIENCY)

(U.S. dollars in thousands, except share data)

(Unaudited)

			Additional
	Common	Common	Paid-In	Accumulated
	Stock (1)	Stock	Capital	Deficit	Total
	Number of
	Shares	Amount
Balance at January 1, 2022	45,556,647	$46	$368,852	$(374,934)	$(6,036)
Changes during the three-month period ended March 31, 2022:
Share-based compensation related to stock options			149		149
Share-based compensation related to restricted stock awards	759,482	*	687		687
Net loss for the period				(2,286)	(2,286)
Balance at March 31, 2022	46,316,129	$46	$369,688	$(377,220)	$(7,486)
Balance at January 1, 2023	53,790,167	$54	$379,167	$(389,861)	$(10,640)
Changes during the three-month period ended March 31, 2023:
Issuance of common stock under the Sales Agreement, net	8,212,482	8	14,225		14,233
Share-based compensation related to stock options			453		453
Share-based compensation related to restricted stock awards			93		93
Net loss for the period				(3,131)	(3,131)
Balance at March 31, 2023	62,002,649	$62	$393,938	$(392,992)	$1,008

*Represents an amount equal to less than $1.

(1) Common stock, $0.001 par value; Authorized – as of March 31, 2023 and 2022 – 144,000,000 and 120,000,000 shares, respectively.

The accompanying notes are an integral part of the condensed consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

(Unaudited)

	Three Months Ended
	March 31, 2023	March 31, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,131)	$(2,286)
Adjustments required to reconcile net loss to net cash used in operating activities:
Share-based compensation	546	836
Depreciation	280	270
Financial income, net (mainly exchange differences)	(91)	(198)
Changes in accrued liability for employee rights upon retirement	19	75
Loss on amounts funded in respect of employee rights upon retirement	1	10
Amortization of debt issuance costs and debt discount	80	75
Changes in operating assets and liabilities:
Decrease in contracts liability (including non-current portion)	(1,388)	(2,644)
Decrease (increase) in accounts receivable-trade and other assets	3,823	(2,314)
Changes in operating lease right of use assets, net	9	(2)
Decrease (increase) in inventories	(3,499)	1,360
Increase (decrease) in accounts payable and accruals	353	(1,011)
Net cash used in operating activities	$(2,998)	$(5,829)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in bank deposits		$(16,000)
Proceeds from sale of short-term deposits	$5,000
Purchase of property and equipment	(248)	(229)
Amounts funded in respect of employee rights upon retirement, net	(20)	(28)
Net cash provided by (used in) investing activities	$4,732	$(16,257)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock under the Sales Agreement, net	$14,233
Net cash provided by financing activities	$14,233	—
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	$(42)	$(11)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	15,925	(22,097)
BALANCE OF CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	17,111	38,985
BALANCE OF CASH AND CASH EQUIVALENTS AT END OF PERIOD	$33,036	$16,888

The accompanying notes are an integral part of the condensed consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

(Unaudited)

(Continued) – 2

	Three Months Ended
	March 31, 2023	March 31, 2022
SUPPLEMENTARY INFORMATION ON INVESTING AND FINANCING ACTIVITIES NOT INVOLVING CASH FLOWS:
Purchase of property and equipment	$326	$67
Operating lease right of use assets obtained in exchange for new operating lease liabilities	$312	$99
SUPPLEMENTARY DISCLOSURE ON CASH FLOWS
Interest paid	$1,078	$1,120
Interest received	$78	$36

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

The most advanced investigational drug in the Company’s product pipeline is pegunigalsidase alfa, or PRX-102, a therapeutic protein candidate for the treatment of Fabry disease, a rare, genetic lysosomal disorder, which was the subject of a phase III clinical program. The PRX-102 phase III clinical program included three separate studies, which are referred to as the BALANCE study, the BRIDGE study and the BRIGHT study, each of which has been completed. The studies were designed to evaluate the potential for improved efficacy and better quality of life for adult patients with Fabry disease and to evaluate the safety of the Company’s drug/therapy. The phase III clinical program analyzed two potential dosing regimens: 1 mg/kg every two weeks and 2 mg/kg every four weeks. In addition, the phase III clinical program included two extension studies in which subjects that participated in the Company’s phase I/II clinical trials and phase III clinical trials had the opportunity to enroll and continue to be treated with PRX-102. As of March 1, 2023, sponsorship of the two open-label extension studies was transferred to the Company’s development and commercialization partner for PRX-102, Chiesi Farmaceutici S.p.A. (“Chiesi”).

The U.S. Food and Drug Administration (the “FDA”) has indicated that the biologics license application (“BLA”) for PRX-102 for the potential treatment of adult patients with Fabry disease resubmitted on November 9, 2022 by the Company, together with Chiesi, was considered a complete, class 2 response and set a PDUFA action date of May 9, 2023. The initial BLA for PRX-102 was submitted to the FDA on May 27, 2020 under the FDA’s Accelerated Approval pathway, and was subsequently accepted by the FDA and granted Priority Review designation. However, in April 2021, the FDA issued a Complete Response Letter (CRL) in response to the initial BLA. In preparation for the BLA resubmission, the Company and Chiesi participated in a Type A (End of Review) meeting with the FDA on September 9, 2021. As part of the meeting minutes provided by the FDA, which included the preliminary comments and meeting discussion, the FDA, in principle, agreed that the data package proposed to the FDA for a BLA resubmission has the potential to support a traditional approval of PRX-102 for the treatment of Fabry disease. The data package in the BLA resubmission, given the change in the regulatory landscape in the United States, included the final two-year analyses of the Company’s phase III BALANCE clinical trial of PRX-102, which was completed in July 2022, and long-term data from the Company’s open-label extension study of PRX-102 in adult patients treated with a 2 mg/kg every four weeks dosage of PRX-102.

On February 7, 2022, the Company, together with Chiesi, submitted a Marketing Authorization Application (“MAA”) for PRX-102 to the European Medicines Agency (“EMA”) which was subsequently validated by the EMA. The submission was made after the October 8, 2021 meeting the Company held, together with Chiesi, with the Rapporteur and Co-Rapporteur of the EMA regarding PRX-102.

The MAA submission included a comprehensive set of preclinical, clinical and manufacturing data compiled from the Company’s completed and ongoing clinical studies evaluating PRX-102 as a potential alternative treatment for adult patients with Fabry disease, including data from the Company’s completed 12–month switch–over phase III BRIGHT clinical trial in adult patients with Fabry disease treated with a 2 mg/kg every four weeks dosage to support an additional potential treatment regimen for Fabry patients. As part of the EMA review process, Chiesi and the Company responded to the Day 120 list of questions in September 2022 (following a 3-month clock-stop period) and the list of outstanding issues of Day 180 in December 2022. An essential portion of the Day 120 response included the submission of the final analysis of the two-year BALANCE study (the final Clinical Study Report), and an interim analysis of the

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Company’s long-term, open-label extension study of PRX-102 in adult patients with Fabry disease treated with the 2 mg/kg every four weeks dosage.

On February 24, 2023, the Company, together with Chiesi, announced that the EMA’s Committee for Medicinal Products for Human Use (the “CHMP”) adopted a positive opinion, recommending marketing authorization for PRX-102. The CHMP opinion was referred for final action to the European Commission (the “EC”). A final EC decision on the MAA is expected in the beginning of May 2023.

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

On July 2, 2021, the Company entered into an At The Market Offering Agreement (the “2021 Sales Agreement”) with H.C. Wainwright & Co., LLC, as the Company’s sales agent (the “Agent”) which was amended on May 2, 2022. Pursuant to the terms of the 2021 Sales Agreement, the Company was able to sell, from time to time through the Agent, shares of its common stock, par value $0.001 per share (the “Common Stock”), having an aggregate offering price of up to $20.0 million (the “ATM Shares”). Upon execution of the 2021 Sales Agreement, the Company terminated the ATM Equity OfferingSM Sales Agreement it had entered into on October 1, 2020 with BofA Securities, Inc. (“BofA Securities”). During the term of the sales agreement with BofA Securities, the Company sold a total of 3,296,123 shares of Common Stock for total gross proceeds of approximately $13.8 million.

As of March 31, 2023, the Company sold a total of 13,980,060 ATM Shares for total gross proceeds of approximately $20.0 million under the 2021 Sales Agreement, thereby completing the ATM program under said agreement.

On February 27, 2023, the Company entered into an At The Market Offering Agreement (the “2023 Sales Agreement”) with the Agent. Pursuant to the terms of the 2023 Sales Agreement, the Company may sell, from time to time through the Agent, ATM Shares having an aggregate offering price of up to $20.0 million. As of March 31, 2023, shares of Common Stock for total gross proceeds of approximately $16.5 million remain available to be sold under the 2023 Sales Agreement.

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

Under each of the Chiesi Ex-US Agreement and the Chiesi US Agreement (collectively, the “Chiesi Agreements”), Chiesi made an upfront payment to Protalix Ltd. of $25.0 million in connection with the execution of each agreement. In addition, under the Chiesi Ex-US Agreement, Protalix Ltd. is entitled to additional payments of up to $25.0 million in pegunigalsidase alfa development costs and to receive additional payments of up to $320.0 million, in the aggregate, in regulatory and commercial milestone payments. Under the Chiesi US Agreement, Protalix Ltd. is entitled to payments of up to a maximum of $20.0 million to cover development costs for pegunigalsidase alfa and to receive additional payments of up to a maximum of $760.0 million, in the aggregate, in regulatory and commercial milestone payments. To date, Protalix Ltd. has received the complete amount of development costs to which it is entitled under the Chiesi Agreements.

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

The Company expects to continue to incur significant expenditures in the near future due to research and developments efforts with respect to the product candidates. Under the terms of the Company’s outstanding 7.50% Senior Secured Convertible Notes due 2024 (the “2024 Notes”), the Company is required to comply with certain financial covenants, including the maintenance of a minimum cash balance of at least $7.5 million. As of March 31, 2023, the Company is in compliance with all such covenants. The Company believes that its cash and cash equivalents as of March 31, 2023, together with additional funds raised from the sale of ATM Shares under the 2023 Sales Agreement subsequent to March 31, 2023 are sufficient to satisfy the Company’s capital needs for at least 12 months from the date that these financial statements are issued.

b.	Basis of presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. In the opinion of management, all adjustments (of a normal recurring nature) considered necessary for a fair statement of the results for the interim periods presented have been included. Operating results for the interim period are not necessarily indicative of the results that may be expected for the full year.

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2022, filed by the Company with the U.S. Securities and Exchange Commission (the “Commission”). The comparative balance sheet at December 31, 2022 has been derived from the audited financial statements at that date. There have been no material changes in our significant accounting policies as described in our consolidated financial statements for the year ended December 31, 2022.

c.	Loss per share

Basic and diluted loss per share (“LPS”) are computed by dividing net loss by the weighted average number of shares of Common Stock attributable to common stockholders outstanding for each period. The calculation of diluted LPS does not include 36,292,208 shares of Common Stock underlying outstanding options and shares of Common Stock issuable upon conversion of the outstanding 2024 Notes and the exercise of outstanding warrants for the three months ended March 31, 2023, and 33,004,217 shares of Common Stock underlying outstanding options and shares of Common Stock issuable upon conversion of the Company’s then outstanding 2024 Notes and the exercise of outstanding warrants for the three months ended March 31, 2022 because their effect would be anti-dilutive.

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

The Company has identified two performance obligations in the Chiesi Agreements as follows: (i) the license and research and development services and (ii) the contingent performance obligation regarding future manufacturing.

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

NOTE 2 - INVENTORIES

Inventories at March 31, 2023 and December 31, 2022 consisted of the following:

	March 31,	December 31,
(U.S. dollars in thousands)	2023	2022
Raw materials	$4,308	$3,508
Work in progress	1,533	2,678
Finished goods	14,462	10,618
Total inventory	$20,303	$16,804

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

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Based on a Level 3 measurement, as of March 31, 2023, the fair value of the $28.75 million aggregate principal amount of the Company’s outstanding 2024 Notes is approximately $41.4 million. The value of these notes was estimated by implementing the binomial model. The liability component was valued based on the Income Approach. The following parameters were used:

2024 Notes
Stock price (USD)	2.10
Expected term	1.42
Risk free rate	4.19%
Volatility	62.47%
Yield	12.60%

NOTE 4 – REVENUES

The following table summarizes the Company’s disaggregation of revenues:

	Three Months Ended March 31,
(U.S. dollars in thousands)	2023	2022
Pfizer	$2,266	$3,356
Brazil	$2,800	$5,454
Chiesi	$—	$218
Total revenues from selling goods	$5,066	$9,028
Revenues from license and R&D services	$4,522	$7,057

NOTE 5 – STOCK TRANSACTIONS

At-the-Market (ATM) Offering

During the three months ended March 31, 2023, the Company sold, in the aggregate, 8,212,482 shares of Common Stock under the 2023 Sales Agreement and the 2021 Sales Agreement. The Company generated aggregate gross proceeds equal to approximately $14.9 million in connection with such sales.

NOTE 6 – SUBSEQUENT EVENTS

During April 2023, the Company sold, in the aggregate, 3,412,268 shares of Common Stock under the 2023 Sales Agreement. The Company generated aggregate gross proceeds equal to approximately $7.9 million in connection with such sales.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
AND RISK FACTORS SUMMARY

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the consolidated financial statements and the related notes included elsewhere in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2022. Some of the information contained in this discussion and analysis, particularly with respect to our plans and strategy for our business and related financing, includes forward-looking statements within the meanings of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, including statements regarding expectations, beliefs, intentions or strategies for the future. When used in this report, the terms “anticipate,” “believe,” “estimate,” “expect,” “can,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” and words or phrases of similar import, as they relate to our company or our management, are intended to identify forward-looking statements. We intend that all forward-looking statements be subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance, and we undertake no obligation to update or revise, nor do we have a policy of updating or revising, any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, except as may be required under applicable law. Forward-looking statements are subject to many risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements as a result of several factors.

Examples of the risks and uncertainties include, but are not limited to, the following:

●the risk that the FDA might not grant marketing approval for PRX-102, by the Prescription Drug User Fee Act (PDUFA) action date or at all, and other risks related to the timing, progress and likelihood of final approval by the FDA of the resubmitted PRX-102 BLA;
●risks related to the timing, progress and likelihood of approval by the EMA of the MAA for PRX-102, and of approvals by other applicable health regulatory authorities;
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

Recent Company Developments

●On March 21, 2023, the first patient was dosed in our phase I First in Human (FIH) clinical trial of PRX-115.
●On February 24, 2023, we, together with Chiesi, announced that the CHMP has adopted a positive opinion, recommending marketing authorization for PRX-102. The CHMP opinion was referred for final action to the EC. A final EC decision on the MAA is expected in the beginning of May 2023.

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

Delisting from Tel Aviv Stock Exchange

On December 21, 2022, we announced that that we have decided that it is our company’s best interest to voluntarily delist our common stock from the Tel Aviv Stock Exchange, or the TASE. The delisting took effect on March 22, 2023, and the last trading day on the TASE was March 20, 2023.

ProCellEx: Our Proprietary Protein Expression System

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

The global market for Fabry disease, that includes Sanofi’s Fabrazyme®, Shire’s (acquired by Takeda Pharmaceutical Company Limited) Replagal®, and Amicus Therapeutics’ Galafold®, among others, was $2.2 billion in 2022, is forecasted to be approximately $2.3 billion in 2023 and is forecasted to grow at a CAGR of approximately 11.9% from 2022-2028.

Our phase III clinical program included three separate clinical trials which are referred to as the BALANCE study, the BRIDGE study and the BRIGHT study, all of which have been completed. In addition, the phase III clinical program included two extension studies in which subjects that participated in our phase I/II clinical trials and our phase III clinical trials were given the opportunity to enroll and continue to be treated with PRX-102. As of March 1, 2023, sponsorship of the two open-label extension studies was transferred to Chiesi, and Chiesi is now administering the extension studies.

The FDA has indicated that the BLA for PRX-102 for the potential treatment of adult patients with Fabry disease that we, together with Chiesi, resubmitted on November 9, 2022 was considered a complete, class 2 response and set a PDUFA action date of May 9, 2023. The initial BLA for PRX-102 was submitted to the FDA on May 27, 2020 under the FDA’s Accelerated Approval pathway, and was subsequently accepted by the FDA and granted Priority Review designation. However, in April 2021, the FDA issued the CRL in response to the initial BLA. In preparation for the BLA resubmission, the Company and Chiesi participated in a Type A (End of Review) meeting with the FDA on September 9, 2021. As part of the meeting minutes provided by the FDA, which included the preliminary comments and meeting discussion, the FDA, in principle, agreed that the data package proposed to the FDA for a BLA resubmission has the potential to support a traditional approval of PRX-102 for the treatment of Fabry disease. The data package in the BLA resubmission, given the change in the regulatory landscape in the United States, includes the final two-year analyses of our BALANCE study and long-term data from our open-label extension study of PRX-102 in adult patients treated with a 2 mg/kg every four weeks dosage of PRX-102.

On February 7, 2022, we, together with Chiesi, submitted an MAA for PRX-102 to the EMA which was subsequently validated by the EMA. The submission was made after the October 8, 2021 meeting we held, together with Chiesi, with the Rapporteur and Co-Rapporteur of the EMA regarding PRX-102.

The MAA submission includes a comprehensive set of preclinical, clinical and manufacturing data compiled from our completed and ongoing clinical studies evaluating PRX-102 as a potential alternative treatment for adult patients with Fabry disease, including data from our completed 12–month switch–over phase III BRIGHT clinical trial in adult patients with Fabry disease treated with a 2 mg/kg every four weeks dosage to support an additional potential treatment regimen for Fabry patients. As part of the EMA review process, we and Chiesi responded to the Day 120 list of questions in September 2022 (following a 3-month clock-stop period) and to the list of outstanding issues of Day 180 in December 2022. An essential portion of the Day 120 response included the submission of the final analysis of the two-year BALANCE study (the final Clinical Study Report), and an interim analysis of our long-term, open-label extension study of PRX-102 in adult patients with Fabry disease treated with the 2 mg/kg every four weeks dosage. The EMA’s approval of PRX-102 at this time does not include the 2 mg/kg every four weeks dosage.

On February 24, 2023, we, together with Chiesi, announced that CHMP adopted a positive opinion, recommending marketing authorization for PRX-102. The CHMP opinion was referred for final action to the EC. A final EC decision on the MAA is expected in the beginning of May 2023.

In January 2018, the FDA granted Fast Track designation to PRX-102. Fast Track designation is a process designed to facilitate the development and expedite the review of drugs and vaccines for serious conditions that fill an unmet medical need.

Chiesi, together with Protalix, participated in an Oral Explanation at a meeting of the EMA’s Committee for Orphan Medicinal Products (COMP) held on March 21, 2023, as part of the Orphan Drug Designation maintenance process. Following the meeting, Chiesi formally withdrew the application for Orphan Drug Designation for PRX-102. The EC first granted Orphan Drug Designation for PRX-102 for the treatment of Fabry disease in December 2017.

Key Trials and Design

Our clinical development program is designed to show that PRX-102 has a potential clinical benefit in all adult Fabry patient populations when compared to currently marketed Fabry disease enzymes, agalsidase beta (Fabrazyme®; marketed by Sanofi (acquired Genzyme)) and agalsidase alfa (Replagal®; marketed by Takeda Pharmaceutical Company Limited (acquired Shire Plc)). In preclinical studies, PRX-102 showed significantly longer half-life due to higher enzyme stability, enhanced activity in Fabry disease affected organs leading to reduction of the accumulated substrate and reduced immunogenicity, which together can potentially lead to improved efficacy through increased substrate clearance and significantly lower formation of anti-drug antibodies, or ADAs. Providing a meaningful improvement in the health and quality of life for Fabry patients being treated with PRX-102 represents a significant potential market opportunity.

Our phase III clinical program of PRX-102 for the treatment of Fabry disease includes three individual studies; the BALANCE study, the BRIDGE study and the BRIGHT study, all of which have been completed. In 2016, we completed a phase I/II clinical trial of PRX-102, which was a dose range finding study in ERT-naïve adult Fabry patients. In the phase III clinical program overall, two potential dosing regimens for PRX-102 were analyzed; 1 mg/kg every two weeks, with the potential for improved efficacy and safety offering a potential alternative to existing enzyme replacement therapies, and 2 mg/kg every four weeks, which has the potential to lower treatment burden versus existing treatments and potentially provide a better quality of life for a subset of adult Fabry patients.

Patients who completed the BALANCE, BRIDGE and BRIGHT studies, and the extension of the phase I/II study, were offered the opportunity to continue PRX-102 treatment in one of two long-term open-label extension studies. Currently, 126 subjects who participated in our PRX-102 clinical program have opted, with the advice of the treating physician, to continue PRX-102 treatment in one of our long-term, open label, extension studies. Such extension studies include 97 patients in the 1 mg/kg every two weeks extension study (PB-102-F60) with a total cumulative exposure of approximately 400 patient years (10 subjects who completed an extension study from the phase I/II study, 18 subjects who completed the BRIDGE study; 69 subjects who completed the BALANCE study), and 29 subjects who completed the BRIGHT study, in the 2 mg/kg every four weeks extension study (PB-102-F51) with a total cumulative exposure of approximately 110 patient years. Two of such subjects are being treated with 1 mg/kg every two weeks. As of March 1, 2023, sponsorship of the two extension studies was transferred to Chiesi, and Chiesi is now administering the open-label extension studies.

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
●Measures of cardiac disease. LVMi was centrally evaluated based on cardiac MRI. An increase in LVMi is indicative of progressing cardiomyopathy, hence preventing an increase in LVMI represents a therapeutic goal in Fabry patients. In the BALANCE study, the change from baseline in both treatment arms was analyzed by absence/presence of hypertrophy at baseline (defined as a LVMI above 91 g/m2 for males and LVMI above 77 g/m2 for females at baseline) and by gender (Kawel-Boehm 2015). Similar results were achieved in the two treatment arms after 24 months, with a slight reduction in the mean (SE) LVMi values in the PRX-102 arm -4.238 (5.731) and a small increase in the agalsidase beta arm 2.417 (9.620) for patients with hypertrophy at baseline. Small differences were observed also in those patients without hypertrophy at baseline in both treatment arms.

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

For an overview of primary and secondary endpoints collected in the BALANCE study, please refer to the Table 1 below.

Table 1: Summary Table of Comparison of Treatment Benefit Data in the BALANCE Study, (Mean (SE) [median]), Efficacy Population

Parameter		PRX-102 (N = 52)		Agalsidase beta (N = 25)
eGFR (ml/min/1.73m2)		n		n
	Baseline	52	73.46 (2.80) [73.45]	25	74.16 (4.19) [74.85]
	Month 24	47	70.53 (3.19) [69.35]	24	72.05 (4.69) [74.48]
	Change from Baseline	47	-3.60 (1.58) [-2.39]	24	-1.97 (1.51) [-3.20]
eGFR slope (ml/min/1.73m2/yr)	Baseline	52	-8.03 (0.92) [-6.70] Range: -30.5; 6.3	25	-8.25 (0.85) [-7.84] Range: -20.3; -2.8
	Month 24	51	-2.38 (1.25) [-2.51] Q1; Q3: -4.8; 0.8	25	-2.31 (0.71) [-2.16] Q1; Q3: -4.6; -0.5
Reaching kidney therapeutic goal[a]	Month 24	52	41 patients (80.4%)	25	20 patients (80.0%)
UPCR	Baseline	52	0.441 (0.084)	25	0.284 (0.097)
	Month 24	45	0.480 (0.118)	24	0.489 (0.162)
	Change from Baseline	45	0.088 (0.067)	24	0.197 (0.085)
Plasma lyso-Gb3 (nM)	Baseline	52	26.22 (3.78) [15.20]	25	32.14 (7.08) [17.60]
	Month 24	46	29.22 (4.48) [18.80]	22	19.65 (3.60) [15.30]
	Change from Baseline	46	3.30 (1.38) [1.15]	22	-8.74 (4.85) [-1.50]
LVMI (g/m2)	Baseline	40	75.97 (5.13)	22	82.22 (6.34)
	Month 24	35	71.56 (5.20)	20	82.43 (8.39)
	Change from Baseline	28	-0.64 (2.69)	19	0.29 (3.73)
MSSI (overall score)[a]	Baseline	49	23.18 (1.42)	25	25.16 (2.14)
	Month 24	46	22.11 (1.80)	23	27.09 (2.30)
	Change from Baseline	44	-2.07 (0.77)	23	2.04 (1.10)
BPI (score for pain at its worst)[b]	Baseline	52	3.5 (0.4)	25	2.6 (0.6)
	Month 24	45	3.3 (0.5)	22	3.0 (0.7)
	Change from Baseline	45	-0.1 (0.5)	22	0.6 (0.6)

BPI=brief pain inventory; eGFR=estimated glomerular filtration rate; lyso-Gb3=globotriaosylsphingosine; LVMI=Left Ventricular Mass Index; MSSI=Mainz Severity Score Index; UPCR=Urine Protein Creatinine Ratio.

a Wanner 2018; b Higher scores indicate higher symptom severity.

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

Usage of infusion pre-medication was tapered down during the study, if possible, for all patients. At baseline, 21 (40.4%) patients in the PRX-102 arm used infusion premedication compared to 16 (64.0%) in the agalsidase beta arm. At the end of the study, only three out of 47 (6.4%) patients in the PRX-102 arm used infusion premedication compared to three out of 24 (12.5%) in the agalsidase beta arm. Even with this reduction in use of premedication, there were fewer reported infusion-related reactions with PRX-102: 11 (21.2%) patients in the PRX-102 arm experienced a total of 13 events compared to six (24.0%) patients experiencing a total of 51 events in the agalsidase beta arm. The number of infusion-related reactions adjusted to 100 infusions is 0.5 for the PRX-102 arm and 3.9 for the agalsidase beta arm.

Assessment of immunogenicity, that is, the existence and development of anti PRX-102 antibodies or anti-agalsidase beta antibodies, in the study indicated that for the PRX-102 arm, 18 (34.6%) patients were ADA positive at baseline, of which 17 (94.4%) had neutralizing antibody activity. For the agalsidase beta arm, eight (32.0%) patients were ADA positive at baseline, of which seven (87.5%) had neutralizing antibody activity. Only a small number of patients showed treatment-emergent ADA. At the end of the two-year study, 11 (23.4%) patients who received PRX-102 were ADA positive, of which seven (63.6%) had neutralizing antibody activity, while in the agalsidase beta arm six (26.1%) were ADA-positive and all six (100%) had neutralizing antibody activity. There was little change in the percentage of patients who were ADA positive, with a trend of reduction observed in the PRX-102 arm and stability in the agalsidase beta arm. The proportion of patients with neutralizing ADA decreased in the PRX-102 arm while it remained stable in the agalsidase beta arm.

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

Of the patients who completed the trial from both the PRX-102 and agalsidase beta treatment arms, 69 have opted, with the advice of the treating physician, to receive PRX-102 1 mg/kg every two weeks in the long-term open-label extension study which is now sponsored by Chiesi.

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

Baseline characteristics of the 20 patients who completed the study, ranging from ages 28 to 60 years, were as follows: mean eGFR 75.87 mL/min/1.73m2 in males, and 86.14 mL/min/1.73m2 in females and plasma lyso-Gb3 were 51.81 nM and 13.81 nM in males and females, respectively. While lyso-Gb3 levels remain slightly high, particularly within the male cohort, continuous reduction in lyso-Gb3 levels was observed of 19.55 nM (32.35%) in males and 4.57 nM (29.81%) in females.

Of the patients who completed the trial, 18 have opted, with the advice of the treating physician, to continue receiving PRX-102 1 mg/kg every two weeks in a long-term open-label extension study which now sponsored by Chiesi.

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

The study suggests that Fabry patients who are currently receiving ERT every two weeks may be successfully transitioned to PRX-102 2 mg/kg every four weeks as an effective and tolerable alternative treatment option. Additional long term data is being collected as part of the ongoing long term extension study of the 2 mg/kg PRX-102 every four weeks dose.

Following a survey of participants using the Quality of Life EQ-5D-5L questionnaire, responses indicate that patient perception of their own health remained high and stable throughout the 52-week study duration, with overall health mean (SE) scores of 78.3 (3.1) and 82.1 (2.9) at baseline and Week 52, respectively, in a 0 to 100 scale. Using the short-form Brief Pain Inventory, or questionnaire, approximately 75% of study participants had an improvement or no change in average pain severity at Week 52 (compared to baseline). The short-form BPI interference items also remained stable during the study. Pain-related results indicate that there was no increase and/or relapse in pain. No Fabry clinical events were reported during the study.

Open-Label Extension Studies

Our PRX-102 clinical program included two open-label extension studies; one of the 1 mg/kg PRX-102 every two weeks dosage, which we refer to as the F60 Study and the second of the 2 mg/kg PRX-102 every four weeks dosage, which we refer to as the F51 Study. Patients who completed the BALANCE Study, the BRIDGE Study and our phase I/II extension study were given the opportunity to enroll in the F60 Study and patients who completed the BRIGHT Study were given the opportunity to enroll in the F51 Study. Overall, 97 patients enrolled in the F60 Study; 69 patients from the BALANCE Study, 18 patients from the BRIDGE Study and 10 patients from the phase I/II study. In addition, 29 patients enrolled in the F51 Study. As of April 30, 2023, 88 patients are actively participating in the F60 Study and 28 patients are actively participating in the F51 Study. Sponsorship of both the F60 Study and the F51 Study were transferred to Chiesi as of February 28, 2023.

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

Commercialization Agreements with Chiesi Farmaceutici

We have entered into two exclusive global licensing and supply agreements for PRX-102 for the treatment of Fabry disease with Chiesi. The agreements have significant revenue potential for Protalix. Under the agreements, Protalix Ltd. has received $50.0 million in upfront payments and development cost reimbursements of $45.0 million, and is entitled to approximately $1.0 billion in potential milestone payments and tiered royalties of 15% - 35% (ex-US) and 15% - 40% (US).

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

On August 29, 2022, we entered into the F/F Agreement and the Letter Agreement. Under the F/F Agreement, we agreed to supply Chiesi with drug substance for PRX-102 and, following relevant technology and technical information transfer activities, Chiesi has agreed, among other things, to provide us with commercial fill/finish services for PRX-102, including to support the anticipated global launch of PRX-102. The F/F Agreement will expire December 31, 2025, unless terminated earlier in accordance with its terms and may be extended by mutual agreement in writing for an additional period of seven years. The Letter Agreement changed the obligations of both us and Chiesi under the License Agreements with respect to, among other things, the evaluation, selection and establishment of an initial alternate source of commercial fill/finish services for PRX-102. In addition, the Letter Agreement amended certain provisions of the License Agreements to reflect the appointment of Chiesi as a supplier to our company of commercial fill/finish services and the potential establishment of an initial alternate source of commercial fill/finish services.

As of March 1, 2023, sponsorship of the two extension studies was transferred to Chiesi, and Chiesi is now administering the extension studies.

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

The global market for Gaucher disease, that includes Sanofi’s Cerezyme®, Shire’s (acquired by Takeda Pharmaceutical Company Limited) Vpriv®, and Sanofi’s Cerdelga®, among others, was $1.6 billion in 2022, is forecasted to be approximately $1.6 billion in 2023 and is forecasted to grow at a CAGR of approximately 3% from 2022-2028.

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

Uricase (PRX-115)

PRX-115 is our plant cell-expressed recombinant PEGylated uricase (urate oxidase) – a chemically modified enzyme under development for the potential treatment of severe gout. We use ProCellEx to express an optimized recombinant uricase enzyme under development for the potential treatment of severe gout which we are designing to lower uric acid levels while having low immunogenicity and increased half-life in the circulation. Pre-clinical data demonstrates stable PK profile and long half-life, low immunogenic risk and high specific activity which supports the potential of PRX-115 to be a safe and effective treatment for severe gout. Results from the one-month multiple dosing toxicity studies in two species demonstrate that PRX-115 is well tolerated.

On March 21, 2023, the first patient was dosed in our phase I First in Human (FIH) clinical trial of PRX-115, a double-blind, placebo-controlled trial designed to evaluate the safety, pharmacokinetics, pharmacodynamics (reduction of uric acid) and immunogenicity of PRX-115 in patients with elevated uric acid levels (>6.0 mg/dL). The trial is a single ascending dose (SAD) study with up to seven cohorts, and patients are to be randomized 3:1 to receive a single intravenous (IV) dose of PRX-115 or a placebo. The study is being conducted at New Zealand Clinical Research (NZCR) under the New Zealand Medicines and Medical Devices Safety Authority (MedSafe) and the Health and Disability Ethics Committee (HDEC) guidelines, and is expected to enroll approximately 56 patients with no previous exposure to PEGylated uricase.

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

Currently available urate-lowering therapies, or ULTs, can be effective in treating gout. However, we believe that new effective, safe therapies are needed to treat severe gout and chronic refractory gout regardless of treatment history. One treatment option may be a therapeutic use of the uricase enzyme which converts uric acid to allantoin, which is easily eliminated through urine. The uricase enzyme does not exist naturally in humans. To date, two variants of recombinant uricases are approved for marketing: (i) Krystexxa® (pegloticase) for treatment of chronic gout refractory to conventional therapy (gout patients who have contraindication/failure of other lowering uric acid treatments) and (ii) Elitek®, indicated for the treatment of tumor lysis syndrome but not gout. Both have a black box warning for anaphylaxis and other major side-effects. In particular, 89% of patients treated with Krystexxa developed an immunogenic response associated with a failure to maintain normalization of serum uric acid levels over a 6-month therapy cycle. In addition, a recent phase IV study demonstrates that co-treatment with Krystexxa and methotrexate prolongs efficacy and increases tolerability in patients with refractory gout. Krystexxa is no longer marketed in the European Union. The EC withdrew the marketing authorization for Krystexxa in 2016 at the request of the marketing authorization holder which notified the EC of its decision not to market the product in the European Union for commercial reasons.

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

Intellectual Property

A key element of our overall strategy is to establish a broad portfolio of patents to protect our proprietary technology, proprietary product and product candidates and their methods of use. As of March 31, 2023, we hold a broad portfolio of over 80 patents in Europe, the United States, Israel and additional countries worldwide, as well as over 30 pending patent applications.

Scientific Presentations

We hosted an informational booth at the 19th Annual WORLDSymposium™ 2023, which took place February 22-26, 2023 at the Hilton Orlando in Orlando, Florida. Chiesi also participated in the symposium, hosting, among other events, the following presentations:

“First results of a head-to-head trial of pegunigalsidase alfa vs. agalsidase beta in Fabry disease: 2-year results of the phase 3 randomized, double-blind, BALANCE study,” an abstract (lead author Eric Wallace, M.D., Co-Director of the University of Alabama at Birmingham Fabry Disease Clinic, a principal investigator in our phase III clinical trials of PRX-102) presented by David G. Warnock, M.D., University of Alabama at Birmingham.

“Long-term safety and efficacy of pegunigalsidase alfa administered every 4 weeks in patients with Fabry disease: two-year interim results from the ongoing phase 3 BRIGHT51 open-label extension study,” an abstract presented by John Bernat, M.D., Ph.D., Medical Director of the Iowa Lysosomal Storage Disorders Center, a principal investigator in our phase III clinical trials of PRX-102.

Both of the abstracts were also available during the symposium as poster presentations. Copies of presentations are available on our website under the Presentation tab in the Investors section.

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

Critical Accounting Policies

Our significant accounting policies are more fully described in Note 1 to our consolidated financial statements appearing in this Quarterly Report. There have been no material changes to our critical accounting policies since we filed our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Results of Operations

Three months ended March 31, 2023 compared to the three months ended March 31, 2022

Revenues from Selling Goods

We recorded revenues from selling goods of $5.1 million during the three months ended March 31, 2023, a decrease of $3.9 million, or 43%, compared to revenues of $9.0 million for the three months ended March 31, 2022. The decrease resulted primarily from a decrease of $2.7 million in sales to Brazil and a decrease of $1.1 million in sales to Pfizer, both resulting from timing differences.

Revenues from License and R&D Services

We recorded revenues from license and R&D services of $4.5 million for the three months ended March 31, 2023, a decrease of $2.6 million, or 37%, compared to revenues of $7.1 million for the three months ended March 31, 2022. Revenues from license and R&D services are comprised primarily of revenues we recognized in connection with the Chiesi Agreements.

Cost of Goods Sold

Cost of goods sold was $3.1 million for the three months ended March 31, 2023, a decrease of $2.9 million, or 48%, from cost of goods sold of $6.0 million for the three months ended March 31, 2022. The decrease in cost of goods sold was primarily the result of the decrease in sales of goods.

Research and Development Expenses

For the three months ended March 31, 2023, our total research and development expenses were approximately $5.8 million comprised of approximately $3.5 million in subcontractor-related expenses, approximately $1.5 million of salary and related expenses, approximately $0.1 million of materials-related expenses and approximately $0.7 million of other expenses. For the three months ended March 31, 2022, our total research and development expenses were approximately $8.8 million comprised of approximately $5.8 million in subcontractor-related expenses, approximately $2.0 million of salary and related expenses, approximately $0.2 million of materials-related expenses and approximately $0.8 million of other expenses.

Total decrease in research and developments expenses was $3.0 million, or 34%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The decrease in research and development expenses primarily resulted from the completion of our Fabry clinical program and of a substantial portion of the regulatory processes related to the BLA and MAA submissions for PRX-102.

We expect research and development expenses to continue to be our primary expense as we enter into a more advanced stage of preclinical and clinical trials for certain of our product candidates.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $3.1 million for the three months ended March 31, 2023, a decrease of $0.1 million, or 3%, compared to $3.2 million for the three months ended March 31, 2022. A decrease of approximately $0.4 million in salary and related expenses was partially offset by an increase of $0.3 million in professional fees.

Financial Expenses, Net

Financial expenses, net were $0.5 million for the three months ended March 31, 2023, compared to financial expenses, net of $0.4 million for the three months ended March 31, 2022.

Income taxes

Section 174 of the Tax Cuts and Jobs Act, which was enacted in December 2017, eliminated the option to immediately deduct research and development expenses in the year incurred. The amended provision under Section 174 requires us to capitalize and amortize these expenditures over fifteen years (for out of U.S.-based research and development). In the three months ended March 31, 2023, we recorded income taxes of approximately $0.2 million.

Liquidity and Capital Resources

Our sources of liquidity includes our cash and cash equivalents balance. At March 31, 2023, we had $33.0 million in cash and cash equivalents. We have primarily financed our operations through equity and debt financings, business collaborations, and grants funding.

During the year ended December 31, 2022, we raised gross proceeds equal to approximately $8.7 million from the sale of 7,473,038 shares of our common stock under our ATM program. During the three months ended March 31, 2023, we raised gross proceeds equal to approximately $14.9 million from sales of common stock under our ATM program through the sale of 8,212,482 shares of our common stock.

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

The 2024 Notes were issued pursuant to the Indenture dated as of August 24, 2021 between us, the guarantors party thereto, The Bank of New York Mellon Trust Company, N.A., as trustee and Wilmington Savings Fund Society, FSB, as collateral agent, or the 2024 Indenture. Interest on the Notes are payable semi-annually at a rate of 7.50% per annum. The 2024 Notes will mature on September 1, 2024, unless earlier purchased, converted, exchanged or redeemed, and are guaranteed by our subsidiaries. The 2024 Notes are secured by perfected liens on all of our assets, including those of our subsidiaries. Under the terms of the 2024 Indenture, we are required to comply with certain covenants, including the requirement to maintain a minimum cash balance of at least $7.5 million. Failure to comply with such covenants may result in an event of default under the 2024 Indenture and, accordingly, may result in the acceleration of the payment of the notes or in additional interest payments. As of March 31, 2023, we were in compliance with all covenants.

We believe that our cash and cash equivalents as of March 31, 2023, together with additional funds raised from the sale of shares under our ATM program subsequent to March 31, 2023 are sufficient to satisfy our capital needs for at least 12 months from the date that these financial statements are issued.

Cash Flows

Net cash used in operations was $3.0 million for the three months ended March 31, 2023. The net loss for the three months ended March 31, 2023 of $3.1 million was increased by a $1.4 million decrease in contracts liability and a $3.5 million increase in inventories and was partially offset by a $3.8 million decrease in accounts receivable-trade and other assets and $0.5 million in share-based compensation. Net cash provided by investing activities for the three months ended March 31, 2023 was $4.7 million and consisted primarily of proceeds from sale of short-term deposits. Net cash provided by financing activities was $14.2 million resulting primarily from the sale of common stock under our ATM program.

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

Future Funding Requirements

As a result of our significant research and development expenditures and the lack of significant revenue from sales of taliglucerase alfa, we have generated operating losses from our continuing operations since our inception. Our outstanding 2024 Notes are secured by a perfected lien on all of our assets. Under the terms of the 2024 Indenture, we are required to comply with certain covenants, including the requirement to maintain a minimum cash balance of at least $7.5 million. Failure to comply with such covenants may result in an event of default under the 2024 Indenture and, accordingly, may result in the acceleration of the payment of the notes or in additional interest payments. As of March 31, 2023, we were in compliance with all covenants.

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

We expect to finance our future cash needs through corporate collaborations, licensing or similar arrangements, public or private equity offerings and/or debt financings. We currently do not have any commitments for future external funding, except with respect to the development-related payments and milestone payments that may become payable under the Chiesi Agreements. As of March 31, 2023, shares of our common stock for total gross proceeds of approximately $16.5 million remain available to be sold under our 2023 Sales Agreement. During April 2023, we sold, in the aggregate, 3,412,268 shares of Common Stock under the 2023 Sales Agreement generating gross proceeds equal to approximately $7.9 million.

Effects of Currency Fluctuations

Currency fluctuations could affect us through increased or decreased acquisition costs for certain goods and services and salaries expenses. We do not believe currency fluctuations have had a material effect on our results of operations during the three months ended March 31, 2023.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of each of March 31, 2023 and December 31, 2022.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Currency Exchange Risk

The currency of the primary economic environment in which our operations are conducted is the U.S. dollar. Most of our revenues and more than 50% of our expenses and capital expenditures are and were incurred in dollars, and a significant source of our financing has been provided in U.S. dollars. Since the dollar is the functional currency, monetary items maintained in currencies other than the dollar are remeasured using the rate of exchange in effect at the balance sheet dates and non-monetary items are remeasured at historical exchange rates. Revenue and expense items are remeasured at the average rate of exchange in effect during the period in which they occur. Foreign currency translation gains or losses are recognized in the statement of operations.

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

	March 31,		December 31,
	2023	2022	2022
Average rate for period	3.536	3.197	3.360
Rate at period-end	3.615	3.176	3.519

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15f and 15d-15f under the Exchange Act) that occurred during the quarter ended March 31, 2023 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not involved in any material legal proceedings.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Date	Filed or Furnished Herewith
1.1	At the Market Offering Agreement, dated February 27, 2023, between the Company and H.C. Wainwright & Co., LLC	8-K	001-33357	1.1	February 27, 2023
3.1	Certificate of Incorporation of the Company	8-K	001-33357	3.1	April 1, 2016
3.2	Amendment to Certificate of Incorporation of the Company	Def 14A	001-33357	Appen. A	July 1, 2016
3.3	Second Amendment to Certificate of Incorporation of the Company	Def 14A	001-33357	Appen. A	October 17, 2018
3.4	Third Amendment to Certificate of Incorporation of the Company	8-K	001-33357	3.1	December 19, 2019
3.5	Fourth Amendment to Certificate of Incorporation of the Company	10-Q	001-33357	3.5	August 15, 2022
3.6	Bylaws of the Company	8-K	001-33357	3.2	April 1, 2016
4.1	Form of Restricted Stock Agreement/Notice	8-K	001-33357	4.1	July 18, 2012
4.2	Description of Capital Stock	10-K	001-33357	4.7	February 27, 2023
4.3	Form of Warrant	8-K	001-33357	4.1	March 12, 2020
4.4†	Form of Stock Option Agreement (Executives)	10-Q	001-33357	4.8	August 10, 2020
4.5	Form of Stock Option Agreement (Standard)	10-Q	001-33357	4.9	August 10, 2020

4.6	Indenture, dated as of August 24, 2021, between Protalix BioTherapeutics, Inc., the guarantors party thereto, The Bank of New York Mellon Trust Company, N.A., as trustee and Wilmington Savings Fund Society, FSB, as collateral agent	8-K	001-33357	4.2	August 26, 2021
4.7	Form of Exchange Note (2024)	8-K	001-33357	4.3	August 26, 2021
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Certification of Chief Executive Officer					X
32.2	18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Certification of Chief Financial Officer					X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	COVER PAGE INTERACTIVE DATA FILE (formatted as Inline XBRL and contained in Exhibit 101).
† Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROTALIX BIOTHERAPEUTICS, INC.
(Registrant)

Date: May 4, 2023	By:	/s/ Dror Bashan
Dror Bashan President and Chief Executive Officer (Principal Executive Officer)

Date: May 4, 2023	By:	/s/ Eyal Rubin
Eyal Rubin Senior Vice President and Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)