Form 10-Q
period 2023-06-30
Protalix BioTherapeutics, Inc.
filed 2023-08-07
CIK 1006281

Or

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

On August 1, 2023, approximately 71,580,762 shares of the Registrant’s common stock, $0.001 par value, were outstanding.

FORM 10-Q

		Page
	PART I – FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets (Unaudited) – As of June 30, 2023 and December 31, 2022	2
	Condensed Consolidated Statements of Operations (Unaudited) – For the Three and Six Months Ended June 30, 2023 and 2022	3
	Condensed Consolidated Statements of Changes in Stockholders’ Equity (Capital Deficiency) (Unaudited) – For the Three and Six Months Ended June 30, 2023 and 2022	4
	Condensed Consolidated Statements of Cash Flows (Unaudited) – For the Six Months ended June 30, 2023 and 2022	5
	Notes to Condensed Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32
Item 4.	Controls and Procedures	33
	PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	34
Item 1A.	Risk Factors	34
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34
Item 3.	Defaults Upon Senior Securities	34
Item 4.	Mine Safety Disclosures	34
Item 5.	Other Information	34
Item 6.	Exhibits	35
Signatures		37

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

PROTALIX BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands)

(Unaudited)

	June 30, 2023	December 31, 2022

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$48,184	$17,111
Short-term bank deposits	—	5,069
Accounts receivable – Trade	4,049	4,586
Other assets	1,708	1,310
Inventories	19,635	16,804
Total current assets	$73,576	$44,880

NON-CURRENT ASSETS:
Funds in respect of employee rights upon retirement	$1,268	$1,267
Property and equipment, net	4,637	4,553
Deferred income tax asset	3,130	—
Operating lease right of use assets	5,806	5,087
Total assets	$88,417	$55,787

LIABILITIES AND STOCKHOLDERS' EQUITY (NET OF CAPITAL DEFICIENCY)

CURRENT LIABILITIES:
Accounts payable and accruals:
Trade	$3,304	$5,862
Other	18,545	12,271
Operating lease liabilities	1,260	1,118
Contracts liability	—	13,178
Total current liabilities	$23,109	$32,429

LONG TERM LIABILITIES:
Convertible notes	$20,132	$28,187
Liability for employee rights upon retirement	1,598	1,642
Operating lease liabilities	4,577	4,169
Total long term liabilities	$26,307	$33,998
Total liabilities	$49,416	$66,427

COMMITMENTS

STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)	39,001	(10,640)
Total liabilities and stockholders' equity (net of capital deficiency)	$88,417	$55,787

The accompanying notes are an integral part of the condensed consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(U.S. dollars in thousands, except share and per share data)

(Unaudited)

	Six Months Ended		Three Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
REVENUES FROM SELLING GOODS	$20,141	$12,410	$15,075	$3,382
REVENUES FROM LICENSE AND R&D SERVICES	24,522	12,428	20,000	5,371
TOTAL REVENUE	44,663	24,838	35,075	8,753
COST OF GOODS SOLD (1)	(9,233)	(10,121)	(6,148)	(4,087)
RESEARCH AND DEVELOPMENT EXPENSES (2)	(10,322)	(16,346)	(4,475)	(7,579)
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (3)	(7,146)	(5,765)	(4,031)	(2,611)
OPERATING INCOME (LOSS)	17,962	(7,394)	20,421	(5,524)
FINANCIAL EXPENSES	(2,169)	(1,242)	(1,305)	(623)
FINANCIAL INCOME	918	1,016	531	813
FINANCIAL INCOME (EXPENSES), NET	(1,251)	(226)	(774)	190
INCOME (LOSS) BEFORE TAXES ON INCOME	16,711	(7,620)	19,647	(5,334)
TAXES ON INCOME	(503)	-	(308)	-
NET INCOME (LOSS) FOR THE PERIOD	$16,208	$(7,620)	$19,339	$(5,334)
EARNINGS (LOSS) PER SHARE OF COMMON STOCK:
BASIC	$0.26	$(0.16)	$0.29	$(0.11)
DILUTED	$0.18	$(0.16)	$0.21	$(0.11)
WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK
USED IN COMPUTING EARNINGS (LOSS) PER SHARE:
BASIC	62,378,745	46,589,976	67,158,628	47,327,952
DILUTED	78,896,220	46,589,976	83,200,641	47,327,952
(1) Includes share-based compensation	$104	$22	$46	$28
(2) Includes share-based compensation	$324	$161	$144	$85
(3) Includes share-based compensation	$556	$941	$248	$175

The accompanying notes are an integral part of the condensed consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ EQUITY (CAPITAL DEFICIENCY)

(U.S. dollars in thousands, except share data)

(Unaudited)

			Additional
	Common	Common	Paid-In	Accumulated
	Stock (1)	Stock	Capital	Deficit	Total
	Number of
	Shares	Amount
Balance at January 1, 2022	45,556,647	$46	$368,852	$(374,934)	$(6,036)
Changes during the six-month period ended June 30, 2022:
Issuance of common stock under the Sales Agreement, net	2,395,823	3	2,638		2,641
Share-based compensation related to stock options			293		293
Share-based compensation related to restricted stock awards	759,482	*	831		831
Exercise of warrants	1,000	*	2		2
Net loss for the period				(7,620)	(7,620)
Balance at June 30, 2022	48,712,952	$49	$372,616	$(382,554)	$(9,889)
Balance at January 1, 2023	53,790,167	$54	$379,167	$(389,861)	$(10,640)
Changes during the six-month period ended June 30, 2023:
Issuance of common stock under the Sales Agreement, net	12,560,150	13	23,941		23,954
Convertible notes conversions	4,691,623	5	7,778		7,783
Share-based compensation related to stock options			812		812
Share-based compensation related to restricted stock awards			172		172
Exercise of warrants	538,822	*	712		712
Net income for the period				16,208	16,208
Balance at June 30, 2023	71,580,762	$72	$412,582	$(373,653)	$39,001
Balance at March 31, 2022	46,316,129	$46	$369,688	$(377,220)	$(7,486)
Changes during the three-month period ended June 30, 2022:
Issuance of common stock under the Sales Agreement, net	2,395,823	3	2,638		2,641
Share-based compensation related to stock options			144		144
Share-based compensation related to restricted stock awards			144		144
Exercise of warrants	1,000	*	2		2
Net loss for the period				(5,334)	(5,334)
Balance at June 30, 2022	48,712,952	$49	$372,616	$(382,554)	$(9,889)
Balance at March 31, 2023	62,002,649	$62	$393,938	$(392,992)	$1,008
Changes during the three-month period ended June 30, 2023:
Issuance of common stock under the Sales Agreement, net	4,347,668	5	9,716		9,721
Convertible notes conversions	4,691,623	5	7,778		7,783
Share-based compensation related to stock options			359		359
Share-based compensation related to restricted stock awards			79		79
Exercise of warrants	538,822	*	712		712
Net income for the period				19,339	19,339
Balance at June 30, 2023	71,580,762	$72	$412,582	$(373,653)	$39,001

*Represents an amount equal to less than $1.

(1) Common stock, $0.001 par value; Authorized – as of June 30, 2023 and 2022 – 144,000,000 shares.

The accompanying notes are an integral part of the condensed consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

(Unaudited)

	Six Months Ended
	June 30, 2023	June 30, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$16,208	$(7,620)
Adjustments required to reconcile net income (loss) to net cash used in operating activities:
Share-based compensation	984	1,124
Depreciation	573	538
Financial income, net (mainly exchange differences)	(152)	(952)
Changes in accrued liability for employee rights upon retirement	36	(449)
Changes in deferred tax asset	(3,130)
Loss (gain) on amounts funded in respect of employee rights upon retirement	(27)	16
Gain on conversions of convertible notes	(421)
Amortization of debt issuance costs and debt discount	148	146
Changes in operating assets and liabilities:
Decrease in contracts liability	(13,178)	(2,644)
Decrease in accounts receivable-trade and other assets	119	76
Changes in operating lease right of use assets, net	3	(3)
Decrease (increase) in inventories	(2,831)	1,447
Increase (decrease) in accounts payable and accruals	3,643	(4,864)
Net cash provided by (used in) operating activities	$1,975	$(13,185)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in bank deposits		$(16,000)
Proceeds from sale of short-term deposits	$5,000
Purchase of property and equipment	(452)	(357)
Amounts paid (funded) in respect of employee rights upon retirement, net	(38)	457
Net cash provided by (used in) investing activities	$4,510	$(15,900)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock under the Sales Agreement, net	$23,954	$2,641
Exercise of warrants	712	2
Net cash provided by financing activities	$24,666	$2,643
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	$(78)	$(51)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	31,073	(26,493)
BALANCE OF CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	17,111	38,985
BALANCE OF CASH AND CASH EQUIVALENTS AT END OF PERIOD	$48,184	$12,492

The accompanying notes are an integral part of the condensed consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

(Unaudited)

(Continued) – 2

	Six Months Ended
	June 30, 2023	June 30, 2022
SUPPLEMENTARY INFORMATION ON INVESTING AND FINANCING ACTIVITIES NOT INVOLVING CASH FLOWS:
Purchase of property and equipment	$348	$81
Operating lease right of use assets obtained in exchange for new operating lease liabilities	$1,079	$99
Convertible notes conversions	$7,783	$—
SUPPLEMENTARY DISCLOSURE ON CASH FLOWS
Interest paid	$1,977	$1,120
Interest received	$78	$93

The accompanying notes are an integral part of the condensed consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

a.	General

Protalix BioTherapeutics, Inc. (collectively with its subsidiaries, the “Company”) and its wholly-owned subsidiaries, Protalix Ltd. and Protalix B.V. (collectively, the “Subsidiaries”), are biopharmaceutical companies focused on the development and commercialization of recombinant therapeutic proteins based on the Company’s proprietary ProCellEx® protein expression system (“ProCellEx”). The Company’s current focus is to facilitate the commercialization efforts of Chiesi Farmaceutici S.p.A. (“Chiesi”), the Company’s development and commercialization partner for pegunigalsidase alfa, or Elfabrio® (which the Company referred to as PRX-102 during its development stage), for the treatment of Fabry disease, a rare, genetic lysosomal disorder. To date, the Company has successfully developed taliglucerase alfa (marketed under the name Elelyso® except in Brazil where it is marketed as BioManguinhos alfataliglicerase) for the treatment of Gaucher disease that has been approved for marketing in the United States, Brazil, Israel and other markets. The Company’s strategy is to develop proprietary recombinant proteins designed to address high, unmet needs in the rare disease space that are therapeutically superior to existing recombinant proteins currently marketed for the same indications. Consistent with this strategy, the Company has a number of product candidates in varying stages of the clinical development process.

On May 5, 2023, the European Commission (“EC”) announced that it had approved the Marketing Authorization Application (“MAA”) for Elfabrio and on May 9, 2023, the U.S. Food and Drug Administration (“FDA”) announced that it had approved the Biologics License Application (“BLA”) for Elfabrio, each for adult patients with Fabry disease. Both approvals cover the 1 mg/kg every two weeks dosage. The European Medicines Agency (“EMA”) approval followed the February 2023 adoption of a positive opinion and recommendation of marketing authorization for Elfabrio by the EMA’s Committee for Medicinal Products for Human Use the (“CHMP”). Elfabrio was approved by the FDA with a boxed warning for hypersensitivity reactions/anaphylaxis, consistent with Enzyme Replacement Therapy (ERT) class labeling, and Warnings/Precautions providing guidance on the signs and symptoms of hypersensitivity and infusion-associated reactions seen in the clinical studies as well as treatments to manage such events should they occur. The Warnings/Precautions for membranoproliferative glomerulonephritis (MPGN) alert prescribers to the possibility of MPGN and provide guidance for appropriate patient management. Overall, the FDA review team concluded that in the context of Fabry disease as a rare, serious disease with limited therapeutic options that may not be suitable to all individual patients, the benefit-risk of Elfabrio is favorable for the treatment of adults with confirmed Fabry disease.

The Company has entered into two exclusive global licensing and supply agreements for Elfabrio with its development and commercialization partner for PRX-102, Chiesi Farmaceutici S.p.A. (“Chiesi”). On October 19, 2017, Protalix Ltd., the Company’s wholly-owned subsidiary, entered into an Exclusive License and Supply Agreement with Chiesi (the “Chiesi Ex-US Agreement”), pursuant to which Chiesi was granted an exclusive license for all markets outside of the United States to commercialize Elfabrio. On July 23, 2018, Protalix Ltd. entered into an Exclusive License and Supply Agreement with Chiesi (the Chiesi US Agreement, with respect to the commercialization of Elfabrio in the United States.

Elfabrio, an enzyme replacement therapy, or ERT, was the subject of a phase III clinical program studying the drug as a treatment of patients with Fabry disease, a rare, genetic lysosomal disorder. The phase III clinical program included three separate studies, which are referred to as the BALANCE study, the BRIDGE study and the BRIGHT study. The phase III clinical program analyzed two potential dosing regimens: 1 mg/kg every two weeks and 2 mg/kg every four weeks. In addition, the phase III clinical program included two extension studies in which subjects that participated in our phase I/II clinical trials and phase III clinical trials had the opportunity to enroll and continue to be treated with PRX-102. As of March 1, 2023, sponsorship of the two open-label extension studies was transferred to Chiesi, which is now administering the extension studies. Currently, in the aggregate, 126 patients are enrolled, and 116 patients are actively participating, in such studies.

The BLA for Elfabrio for the treatment of adult patients with Fabry disease was resubmitted to the FDA on November 9, 2022. An initial BLA for Elfabrio was submitted to the FDA on May 27, 2020 under the FDA’s Accelerated Approval pathway, but resulted in a Complete Response Letter (“CRL”).

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The MAA was submitted to the EMA on February 7, 2022, after the October 8, 2021 meeting we held, together with Chiesi, with the Rapporteur and Co-Rapporteur of the EMA regarding PRX-102.

The FDA publicly released the internal review documents for Elfabrio (pegunigalsidase alfa-iwxj) injection BLA 761161. These documents provide previously unavailable additional information regarding the basis for the FDA’s May 2023 approval decision. In particular, the FDA determined that substantial evidence of effectiveness for Elfabrio in Fabry patients was established with one adequate and well-controlled study (Study PB-102-F01/02) with confirmatory evidence provided by the BALANCE study (also referred to as Study PB-102-F20). The FDA review team also concluded that the BALANCE study met its primary efficacy endpoint, which assessed the annualized rate of change in eGFR (estimated glomerular filtration rate) over 104 weeks. However, the FDA also determined that the results from the BALANCE study did not support a non-inferiority claim to the comparator product due to the lack of data to support a non-inferiority margin.

In addition to Elfabrio, the Company successfully developed taliglucerase alfa, an enzyme replacement therapy for the long-term treatment of adult patients with a confirmed diagnosis of type 1 Gaucher disease, that has been approved for marketing in the United States, Brazil, Israel and other markets.

The Company has licensed the rights to commercialize taliglucerase alfa worldwide (other than Brazil) to Pfizer Inc. (“Pfizer”), and in Brazil to Fundação Oswaldo Cruz (“Fiocruz”), an arm of the Brazilian Ministry of Health (the “Brazilian MoH”). Otherwise, except with respect to taliglucerase alfa and Elfabrio, the Company holds the worldwide commercialization rights to its other proprietary development candidates. In addition, the Company continuously evaluates potential strategic marketing partnerships as well as collaboration programs with biotechnology and pharmaceutical companies and academic research institutions.

The Company’s product pipeline currently includes, among other candidates:

(1)PRX-115, the Company’s plant cell-expressed recombinant PEGylated uricase (urate oxidase) – a chemically modified enzyme to treat severe gout; and
(2)PRX-119, the Company’s plant cell-expressed PEGylated recombinant human DNase I product candidate being designed to elongate half-life in the circulation for NETs-related diseases.

On March 21, 2023, the first patient was dosed in the Company’s phase I First in Human (“FIH”) clinical trial of PRX-115. As of the date hereof, 13 patients have been dosed in this trial.

Obtaining marketing approval with respect to any product candidate in any country is dependent on the Company’s ability to implement the necessary regulatory steps required to obtain such approvals, and demonstrate the safety and efficacy of its product candidates. The Company cannot reasonably predict the outcome of these activities.

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

During the term of the 2021 Sales Agreement which ended during the quarter ended March 31, 2023, the Company sold a total of 13,980,060 ATM Shares for total gross proceeds of approximately $20.0 million under the 2021 Sales Agreement, thereby completing the ATM program under said agreement.

On February 27, 2023, the Company entered into an At The Market Offering Agreement (the “2023 Sales Agreement”) with the Agent. Pursuant to the terms of the 2023 Sales Agreement, the Company may sell, from time to time through

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

the Agent, ATM Shares having an aggregate offering price of up to $20.0 million. As of June 30, 2023, shares of Common Stock for total gross proceeds of approximately $6.4 million remain available to be sold under the 2023 Sales Agreement.

Under each of the Chiesi Ex-US Agreement and the Chiesi US Agreement (collectively, the “Chiesi Agreements”), Chiesi made an upfront payment to Protalix Ltd. of $25.0 million in connection with the execution of each agreement. In addition, under the Chiesi Ex-US Agreement, Protalix Ltd. is entitled to additional payments of up to $25.0 million in pegunigalsidase alfa development costs and to receive additional payments of up to $320.0 million, in the aggregate, in regulatory and commercial milestone payments. Under the Chiesi US Agreement, Protalix Ltd. is entitled to payments of up to a maximum of $20.0 million to cover development costs for pegunigalsidase alfa and to receive additional payments of up to a maximum of $760.0 million, in the aggregate, in regulatory and commercial milestone payments. To date, Protalix Ltd. has received the complete amount of development costs to which it is entitled under the Chiesi Agreements. In addition, following the approval of Elfabrio by the FDA, the Company received a milestone payment equal to $20.0 million.

Under the terms of both of the Chiesi Agreements, Protalix Ltd. is required to manufacture all of the Elfabrio drug substance needed under the agreements, subject to certain exceptions, and Chiesi will purchase Elfabrio drug substance from Protalix, subject to certain terms and conditions. Under the Chiesi Ex-US Agreement, Chiesi is required to make tiered payments of 15% to 35% of its net sales, depending on the amount of annual sales outside of the United States, as consideration for product supply. Under the Chiesi US Agreement, Chiesi is required to make tiered payments of 15% to 40% of its net sales, depending on the amount of annual sales in the United States, as consideration for product supply.

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

On June 18, 2013, the Company entered into a Supply and Technology Transfer Agreement with Fiocruz (the “Brazil Agreement”) for taliglucerase alfa. Fiocruz’s purchases of BioManguinhos alfataliglicerase to date have been significantly below certain agreed-upon purchase milestones and, accordingly, the Company has the right to terminate the Brazil Agreement. Notwithstanding the termination right, the Company is, at this time, continuing to supply BioManguinhos alfataliglicerase to Fiocruz and patients continue to be treated with BioManguinhos alfataliglicerase in Brazil.

The Company expects to continue to incur significant expenditures in the near future due to research and developments efforts with respect to the product candidates. Under the terms of the Company’s outstanding 7.50% Senior Secured

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Convertible Notes due 2024 (the “2024 Notes”), the Company is required to comply with certain financial covenants, including the maintenance of a minimum cash balance of at least $7.5 million. As of June 30, 2023, the Company is in compliance with all such covenants. The Company believes that its cash and cash equivalents as of June 30, 2023, are sufficient to satisfy the Company’s capital needs for at least 12 months from the date that these financial statements are issued.

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

1.    Revenues from selling products

The Company recognizes revenues from selling goods at a point in time when control over the product is transferred to customers (upon delivery), at the net selling price, which reflects reserves for variable consideration, potential discounts and allowances.

The transaction price is the consideration to which the Company expects to be entitled from the customer. The consideration promised in a contract with the Company’s customers may include fixed amounts and variable amounts. The Company estimates the variable consideration and includes it in the transaction price using the most likely outcome method, and only to the extent it is highly probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Prior to recognizing revenue from variable consideration, the Company uses significant judgment to determine the probability of significant reversal of such revenue.

2.	Revenues from Chiesi Agreements

The Company has identified two performance obligations in the Chiesi Agreements as follows: (i) the license and research and development services and (ii) the contingent performance obligation regarding future manufacturing.

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company determined that the license together with the research and development services should be combined into single performance obligation since Chiesi cannot benefit from the license without the research and development services. The research and development services are highly specialized and are dependent on the supply of the drug.

The manufacturing was contingent on regulatory approvals of the drug and the Company deems these services to be separately identifiable from other performance obligations in the contract. Manufacturing services post-regulatory approval are not interdependent or interrelated with the license, research and development services. Following the regulatory approvals for Elfabrio received in May 2023, the Company started recognizing revenue from manufacturing, see also revenue from selling products above.

The transaction price was comprised of fixed consideration and variable consideration (capped research and development reimbursements). Under ASC 606, the consideration to which the Company would be entitled upon the achievement of contractual milestones, which are contingent upon the occurrence of future events, are a form of variable consideration. The Company estimates variable consideration using the most likely method. Amounts included in the transaction price are recognized only when it is probable that a significant reversal of cumulative revenues will not occur. Prior to recognizing revenue from variable consideration, the Company uses significant judgment to determine the probability of significant reversal of such revenue. Following the approval of Elfabrio by the FDA, the Company received a milestone payment equal to $20.0 million (see also note 4).

Since the customer benefits from the research and development services as the entity performs the service, revenue from granting the license and the research and development services was recognized over time using the cost-to-cost method.

Revenue from additional research and development services ordered by Chiesi is recognized over time using the cost-to-cost method.

3.	Revenue from R&D services

Revenue from the research and development services was recognized over time using the cost-to-cost method since the customer benefits from the research and development services as the entity performs the services.

NOTE 2 - INVENTORIES

Inventories at June 30, 2023 and December 31, 2022 consisted of the following:

	June 30,	December 31,
(U.S. dollars in thousands)	2023	2022
Raw materials	$4,352	$3,508
Work in progress	3,318	2,678
Finished goods	11,965	10,618
Total inventory	$19,635	$16,804

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

Based on a Level 3 measurement, as of June 30, 2023, the fair value of the $20.4 million aggregate principal amount of the Company’s outstanding 2024 Notes is approximately $28.1 million. The value of these notes was estimated by implementing the binomial model. The liability component was valued based on the Income Approach. The following parameters were used:

2024 Notes
Stock price (USD)	2.00
Expected term	1.18
Risk free rate	5.14%
Volatility	60.90%
Yield	12.76%

NOTE 4 – REVENUES

The following table summarizes the Company’s disaggregation of revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
(U.S. dollars in thousands)	2023	2022	2023	2022
Pfizer	$3,402	$3,382	$5,668	$6,738
Brazil	$—	$—	$2,800	$5,454
Chiesi	$11,673	$—	$11,673	$218
Total revenues from selling goods	$15,075	$3,382	$20,141	$12,410
Revenues from license and R&D services	$20,000	$5,371	$24,522	$12,428

NOTE 5 – STOCK TRANSACTIONS

(a)	Authorized Capital

On June 28, 2023, the Company held its 2023 Annual Meeting of Stockholders, which was adjourned and reconvened on July 13, 2023 (the “Annual Meeting”). At the Annual Meeting, the Company’s stockholders, among other matters, approved an amendment to the Company’s Certificate of Incorporation, as amended, to increase the number of shares of Common Stock authorized for issuance from 144,000,000 to 185,000,000 (the “Charter Amendment”). The Charter Amendment was filed with the Secretary of State of the State of Delaware on July 25, 2023.

(b)At-the-Market (ATM) Offering

During the six months ended June 30, 2023, the Company sold, in the aggregate, 12,560,150 shares of Common Stock under the 2023 Sales Agreement. The Company generated aggregate gross proceeds equal to approximately $24.9 million in connection with such sales.

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(c)Exercise of Warrants

On May 8, 2023, the Company issued 301,810 shares of Common Stock in connection with the cash exercise of a warrant issued on March 18, 2020, as part of the Company’s private placement of Common Stock and warrants. The Company generated net proceeds equal to $0.7 million from the exercise of the warrant.

On May 10, 2023, the Company issued 237,012 shares of Common Stock in connection with the cashless exercise of a warrant to purchase 845,000 shares of Common Stock issued on March 18, 2020, as part of the Company’s private placement of Common Stock and warrants. The Company did not generate any proceeds from the cashless exercise.

(d)Conversion of 2024 Notes

During the six months ended June 30, 2023, the Company issued, in the aggregate, 4,691,623 shares of Common Stock in connection with the conversions of 2024 Notes. In connection with such conversions, during the six months ended June 30, 2023, the Company paid to the converting holders $0.9 million representing cash payments due to accrued but unpaid interest, make-whole interest payments and payments in lieu of fractional shares. As a result of the conversions, the total principal amount of the 2024 Notes decreased by approximately $8.3 million.

NOTE 6 – EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is calculated by dividing the net income (loss) by the weighted average number of shares of the Company’s Common Stock outstanding during each period.

Diluted earnings per share is calculated by dividing the net income by the weighted-average number of shares of Common Stock outstanding during each period increased to include the number of additional shares of Common Stock that would have been outstanding if the potentially dilutive shares had been issued.

In computing diluted earnings per share, basic earnings per share are adjusted to take into account the potential dilution that could occur upon: (i) the exercise of options granted under employee stock compensation plans using the treasury stock method; (ii) the exercise of warrants using the treasury stock method; and (iii) the conversion of the convertible notes using the “if-converted” method.

Basic and diluted net earnings (loss) per share attributable to common stockholders were calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share and per share data)	2023	2022	2023	2022
Numerator:
Net income (loss)	$19,339	$(5,334)	$16,208	$(7,620)
Add:
Financial expenses of 2024 Notes*	$(1,749)	—	$(2,053)	—
Net income (loss) for diluted calculation	$17,590	$(5,334)	$14,155	$(7,620)
Denominator:
Weighted average shares of Common Stock outstanding for basic calculation	67,158,628	47,327,952	62,378,745	46,589,976
Weighted average dilutive effect of 2024 Notes	14,355,621	—	15,274,121	—
Weighted average dilutive effect of stock options	1,555,307	—	1,243,354	—
Weighted average dilutive effect of warrants	131,085	—	—	—
Weighted average shares of Common Stock outstanding for diluted calculation	83,200,641	47,327,952	78,896,220	46,589,976

* Financial expenses on 2024 Notes consists of add back of financial expense incurred during the period and inclusion of make-whole interest payments that will be incurred upon conversion.

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Diluted earnings (loss) per share do not include 16,158,086 shares of Common Stock underlying outstanding stock options and warrants of the Company for the six months ended June 30, 2023 because the effect would be anti-dilutive.

Diluted earnings (loss) per share do not include 1,896,733 shares of Common Stock underlying outstanding stock options of the Company for the three months ended June 30, 2023 because the effect would be anti-dilutive.

Diluted earnings (loss) per share do not include 32,960,732 and 32,982,043 shares of Common Stock underlying outstanding stock options, warrants and the 2024 Notes for the three and six months ended June 30, 2022, respectively, because the effect would be anti-dilutive.

NOTE 7 – TAXES ON INCOME

The following table summarizes the Company’s taxes on income:

	Three Months Ended	Six Months Ended
(U.S. dollars in thousands)	June 30, 2023	June 30, 2023
Current taxes on income	$3,438	$3,633
Deferred taxes on income	(3,130)	(3,130)
Total taxes on income	$308	$503

The Company had an effective tax rate of 3% for the six months ended June 30, 2023, compared to an effective tax rate of 0% for the six months ended June 30, 2022. For the six months ended June 30, 2023, the difference between the Company’s effective tax rate and the U.S. federal statutory rate of 21% was the result of the provision for current taxes on income mainly derived from U.S. taxable GILTI income mainly in respect of milestone payments and Section 174 of the U.S. Tax Cuts and Jobs Act, which was enacted in December 2017 (the “TCJA”), partially offset by the release of the valuation allowance on net operating losses (NOLs) in the United States.

In the second quarter ended June 30, 2023, following the regulatory approvals for Elfabrio in May 2023, the receipt of the $20.0 million milestone payment and the launch of Elfabrio in the United States, the Company released valuation allowance previously recorded on deferred tax assets in respect of its NOLs in the United States resulting in a net tax benefit of $3.1 million. The Company concluded that, based upon the preponderance of positive evidence over negative evidence and the anticipated ability to use the deferred tax assets, it was more likely than not that these deferred tax assets would be realizable due to forecasted profits. The Company considered the following: (i) cumulative profits for tax over the previous 12 quarters in its U.S. operations; (ii) the impact of Section 174 of the TCJA which requires the Company to capitalize and amortize its research and development expenses over 15 years; and (iii) its forecasted profits in the United States following the regulatory approvals of Elfabrio.

NOTE 8 – SUPPLEMENTARY FINANCIAL STATEMENT INFORMATION

Balance sheets:

	June 30,	December 31,
(U.S. dollars in thousands)	2023	2022
Accounts payable and accruals – other:
Payroll and related expenses	$1,223	$1,216
Interest Payable	506	719
Provision for vacation	1,526	1,404
Accrued expenses	8,608	7,478
Royalties payable	1,262	781
Income tax payable	3,163	530
Reserve for deductions from revenue	1,909	—
Property and equipment suppliers	348	143
	$18,545	$12,271

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 9 – SUBSEQUENT EVENTS

On July 14, 2023, the Company collected approximately $1.1 million, in the aggregate, from sales to Pfizer. On July 7, 2023, the Company collected approximately $1.0 million from Chiesi.

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

Examples of the risks and uncertainties include, but are not limited to, the following:

●risks related to the commercialization of Elfabrio, our approved product for the treatment of adult patients with Fabry disease;
●risks relating to Elfabrio’s market acceptance, competition, reimbursement and regulatory actions, including as a result of the boxed warning contained in the FDA approval received for the product;
●risks related to our commercialization partner’s ability to obtain and maintain reimbursement for Elfabrio, and the extent to which patient assistance programs and co-pay programs are utilized;
●the likelihood that the FDA, EMA or other applicable health regulatory authorities will approve an alternative dosing regimen for Elfabrio;
●risks related to the regulatory approval and commercial success of our other product and product candidates, if approved;
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
●delays in the approval or potential rejection of any applications we file with the FDA, EMA or other health regulatory authorities for our other product candidates, and other risks relating to the review process;
●risks associated with the novel coronavirus disease, or COVID-19, outbreak and variants, which may adversely impact our business, preclinical studies and clinical trials;
●risks associated with global conditions and developments such as supply chain challenges, the inflationary environment and tight labor market, and instability in the banking industry, which may adversely impact our business, operations and ability to raise additional financing if and as required and on terms acceptable to us;
●risks related to any transactions we may effect in the public or private equity markets to raise capital to finance future research and development activities, general and administrative expenses and working capital;
●risks relating to our evaluation and pursuit of strategic partnerships;

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
●the inherent risks and uncertainties in developing drug platforms and products of the type we are developing;
●the impact of development of competing therapies and/or technologies by other companies;
●risks related to our supply of drug products to Pfizer;
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

Recent Company Developments

●On May 5, 2023, we announced that the EC had granted marketing authorization to Elfabrio in the European Union for the treatment of adult patients with Fabry disease.
●On May 10, 2023, we announced that the FDA had approved Elfabrio (pegunigalsidase alfa-iwxj) in the United States for the treatment of adult patients with Fabry disease.
●On June 28, 2023, we held our Annual Meeting of Stockholders at which our stockholders: (1) elected the seven persons nominated by our Board of Directors to serve as directors of our Company; (2) approved, on a non-binding, advisory basis, the compensation of our named executive officers; (3) approved, on a non-binding, advisory basis, one year as the frequency at which we will solicit stockholder approval of the compensation of our named executive officers; (4) adopted the amendments to our Amended and Restated 2006 Stock Incentive Plan, as amended, to increase the number of shares of common stock available under such plan from 8,475,171 shares to 12,475,171 shares and to amend certain other terms of the plan; and (5) ratified the appointment of Kesselman & Kesselman, Certified Public Accountants (Isr.), a member of PricewaterhouseCoopers International Limited, as our independent registered public accounting firm for the fiscal year ending December 31, 2023. The meeting was adjourned until July 13, 2023 to allow us to continue to solicit stockholder approval for the proposal to increase the amount of shares of common stock authorized for issuance under our Certificate of Incorporation, as amended, from 144,000,000 shares to 185,000,000 shares.
●On July 13, 2023, our stockholders approved an amendment to increase the amount of shares of common stock authorized for issuance under our Certificate of Incorporation, as amended from 144,000,000 shares to 185,000,000 shares. The Charter Amendment was filed with the Secretary of State of the State of Delaware on July 25, 2023.

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

We are the first and only company to gain FDA approval of a protein produced through plant cell-based expression, and with the recent approval of Elfabrio, we now have two FDA approved proteins produced through our platform. Our ProCellEx platform uses flexible polyethylene disposable bioreactors and is optimized for plant cell cultures. As opposed to the large stainless-steel bioreactors commonly used for recombinant protein production, our ProCellEx bioreactors are easy to use and maintain and allow for the major advantage of rapid horizontal scale-up.

Plant Cell Production Advantages

ProCellEx®: Protalix’s Differentiated Plant Cell Protein Expression Platform

Products and Product Pipeline

Elfabrio (PRX-102) for the Treatment of Fabry Disease

On May 5, 2023, the EC announced that it had approved the MAA for Elfabrio and on May 9, 2023, the FDA announced that it had approved the BLA for Elfabrio, each for adult patients with Fabry disease. Both approvals cover the 1 mg/kg every two weeks dosage. The EMA approval followed the February 2023 adoption of a positive opinion and recommendation of marketing authorization for Elfabrio by the CHMP. Elfabrio was approved by the FDA with a boxed warning for hypersensitivity reactions/anaphylaxis, consistent with ERT class labeling, and Warnings/Precautions providing guidance on the signs and symptoms of hypersensitivity and infusion-associated reactions seen in the clinical studies as well as treatments to manage such events should they occur. The Warnings/Precautions for MPGN alert prescribers to the possibility of MPGN and provide guidance for appropriate patient management. Overall, the FDA review team concluded that in the context of Fabry disease as a rare, serious disease with limited therapeutic options that may not be suitable to all individual patients, the benefit-risk of Elfabrio is favorable for the treatment of adults with confirmed Fabry disease.

Elfabrio, an ERT, is our proprietary, plant cell culture expressed enzyme, and a chemically modified stabilized version of, the recombinant α-Galactosidase-A protein, a lysosomal enzyme. Fabry disease is a serious life-threatening rare genetic disorder. Fabry patients lack or have low levels of α-galactosidase-A resulting in the progressive accumulation of abnormal deposits of a fatty substance called globotriaosylceramide, or Gb3, in blood vessel walls throughout their body. The ultimate consequences of Gb3 deposition range from episodes of pain and impaired peripheral sensation to end-organ failure, particularly of the kidneys, but also of the heart and the cerebrovascular system. Fabry disease occurs in one person per 40,000 to 60,000 males.

The global market for Fabry disease, that includes Sanofi’s Fabrazyme®, Shire’s (acquired by Takeda Pharmaceutical Company Limited) Replagal®, and Amicus Therapeutics’ Galafold®, among others, was approximately $2.0 billion in 2022, is forecasted to be approximately $2.0 billion in 2023 and is forecasted to grow at a CAGR of approximately 13% from 2022-2028.

In preclinical studies, PRX-102 showed significantly longer half-life due to higher enzyme stability, enhanced activity in Fabry disease affected organs leading to reduction of the accumulated substrate and reduced immunogenicity, which together can potentially lead to improved efficacy through increased substrate clearance and significantly lower formation of anti-drug antibodies, or ADAs. In 2015, we completed a phase I/II clinical trial of PRX-102, which was a worldwide, multi-center, open-label, dose ranging study designed to evaluate the safety, tolerability, pharmacokinetics, immunogenicity and efficacy parameters of PRX-102 in adult patients with Fabry disease. Our phase III clinical program, which has now been completed, included the following three separate studies:

The BALANCE study (PB-102-F20), a pivotal 24-month, randomized, double blind, active control study of PRX-102 in adult Fabry patients with deteriorating renal function that was designed to evaluate the safety and efficacy of 1 mg/kg of PRX-102 administered every two weeks compared to agalsidase beta;

The BRIDGE study (PB-102-F30), a 12-month open-label, single arm switch-over study evaluating the safety and efficacy of PRX-102\, 1 mg/kg infused every two weeks, in up to 22 Fabry patients previously treated with agalsidase alfa for at least two years and on a stable dose for at least six months; and

The BRIGHT study (PB-102-F50), a multicenter, multinational open-label, switch-over study designed to evaluate the safety, efficacy and pharmacokinetics of treatment with 2 mg/kg of PRX-102 administered every four weeks for 52 weeks (a total of 14 infusions). The 2 mg/kg every four weeks dosage was not approved by the EMA or the FDA.

Patients who completed the BALANCE, BRIDGE and BRIGHT studies, and the extension of the phase I/II study, were offered the opportunity to continue PRX-102 treatment in one of two long-term open-label extension studies. Overall, 126 subjects who participated in our PRX-102 clinical program have opted, with the advice of the treating physician, to enroll in one of our long-term, open label, extension studies of PRX-102. Such extension studies include 97 patients in the 1 mg/kg every two weeks extension study (PB-102-F60) with a total cumulative exposure of approximately 480 patient years (10 subjects who completed an extension study from the phase I/II study, 18 subjects who completed the BRIDGE study; 69 subjects who completed the BALANCE study), and 29 subjects who completed the BRIGHT study, in the 2 mg/kg every four weeks extension study (PB-102-F51) with a total cumulative exposure of approximately 145 patient years. Two of such subjects are being treated with 1 mg/kg every two weeks. As of March 1, 2023, sponsorship of the two extension studies was transferred to Chiesi, and Chiesi is now administering the open-label extension studies.

A BLA for Elfabrio for the treatment of adult patients with Fabry disease was first submitted to the FDA on May 27, 2020 under the FDA’s Accelerated Approval pathway, but resulted in a CRL. The BLA was resubmitted to the FDA on November 9, 2022.

The MAA was submitted to the EMA on February 7, 2022, after the October 8, 2021 meeting we held, together with Chiesi, with the Rapporteur and Co-Rapporteur of the EMA regarding PRX-102.

The FDA publicly released the internal review documents for Elfabrio (pegunigalsidase alfa-iwxj) injection BLA 761161. These documents provide previously unavailable additional information regarding the basis for the FDA’s May 2023 approval decision. In particular, the FDA determined that substantial evidence of effectiveness for Elfabrio in Fabry patients was established with one adequate and well-controlled study (Study PB-102-F01/02) with confirmatory evidence provided by the BALANCE study (also referred to as Study PB-102-F20). The FDA review team also concluded that the BALANCE study met its primary efficacy endpoint, which assessed the annualized rate of change in eGFR (estimated glomerular filtration rate) over 104 weeks.

However, the FDA also determined that the results from the BALANCE study did not support a non-inferiority claim to the comparator product due to the lack of data to support a non-inferiority margin.

In February 2020, we, together with Chiesi, announced an agreement with the FDA for the Initial Pediatric Study Plan (iPSP) for PRX-102, which is intended to be initiated post-marketing approval. The joint announcement was made after completion of discussions with the FDA and receipt of confirmation from the FDA in an official “Agreement Letter” which outlines an agreed-upon approach to evaluate the safety and efficacy of PRX-102 in pediatric Fabry patients in a clinical trial to be performed by Chiesi with our collaborative efforts.

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

Phase III BALANCE Study

The Clinical Study Report for the BALANCE study was completed in July 2022. The final analysis confirmed the positive topline results (announced in April 2022) and favorable tolerability profile. A total of 78 patients who were previously treated with agalsidase beta for at least one year with an eGFR slope at screening worse than -2 mL/min/1.73 m2/year were enrolled in the study. Patients were randomized on a 2:1 ratio for switching to PRX-102 or continuing on agalsidase beta. A total of 77 patients were treated; 52 with PRX-102 and 25 with agalsidase beta. Approximately 40% of the enrolled patients were female.

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

Based on the original primary analysis (random intercept random slope (RIRS)), the estimated mean eGFR slopes were -2.4 mL/min/1.73 m2 /year and -2.3 mL/min/1.73 m2 /year in the PRX-102 and agalsidase beta arms, respectively, and the treatment difference was -0.1 (95% CI: -2.2, 2.1) mL/min/1.73 m2 /year. Based on the ANCOVA adjusted for continuous baseline proteinuria, the estimated mean eGFR slopes were -2.0 and -3.1 mL/min/1.73 m2 /year in the PRX-102 and agalsidase beta arms, respectively, and the treatment difference was 1.1 (95% CI: -0.8, 3.1) mL/min/1.73 m2 /year. Based on quantile regression model, the median of the eGFR slope in the PRX-102 arm was -2.514 mL/min/1.73 m2/year (95% CI:-3.788, -1.240) and -2.155 mL/min/1.73 m2/year (95% CI:-3.805, -0.505) in the agalsidase beta arm, demonstrating a large overlap in the confidence intervals of the two arms. The difference in medians (95% confidence interval) is -0.359 mL/min/1.73 m2/year (-2.444, 1.726). Additional sensitivity and supportive analyses investigated mean eGFR slopes using other statistical models. These models yielded results similar to the primary analysis and confirming the comparability between the treatment arms. These results supported the robustness of the methodology used for comparisons of treatment effects in the BALANCE study. The results of the analyses on eGFR slopes were further supported by the analysis of change from baseline in the average eGFR at the last two visits (100 and 104 weeks). The estimated mean changes were -3.0 and -3.8 mL/min/1.73 m2 in the PRX102 and agalsidase beta arms, respectively. The difference in mean change (PRX-102 – agalsidase beta) was 0.8 (95% CI: -3.0, 4.6) mL/min/1.73 m2 or annualized change of 0.4 (95% CI: -1.5, 2.3) mL/min/1.73 m2/year.

The study population (ITT analysis set) was composed of 47 males (61.0%) and 30 females (39.0%), with a mean (range) age of 44.3 (18-60) years. The mean duration of prior treatment with agalsidase beta was approximately six years. At baseline, mean (SD) eGFR was 73.69 ml/min/1.73 m2 (20.32) and median eGFR was 74.51 ml/min/1.73 m2; mean (SD) eGFR slope was -8.10 mL/min/1.73 m2/year (5.92) and median eGFR slope was -7.25 ml/min/1.73 m2/year.

A comparable efficacy response was also observed across biomarkers and functional systems relevant to Fabry disease, as demonstrated via secondary endpoints, where in some cases the trend was in favor of PRX-102 and in some in favor of agalsidase beta, but the actual difference between the two arms is always clinically small, supporting the comparability of the two treatments.

Key secondary endpoints included Urine protein creatinine ratio (UPCR) as indicator of proteinuria, plasma levels of lyso–Gb3, imaging marker of cardiac remodeling (Left Ventricular Mass Index, LVMI, by cardiac MRI), disease severity (by Mainz Severity Score Index, MSSI), pain severity (Short Form Brief Pain Inventory, BPI) and quality of life (EQ-5D-5L). Both treatments showed either a stabilization of clinical parameters (e.g., for eGFR, eGFR slope and UPCR) or prevention of further progression of Fabry disease (e.g., LVMI, MSSI).

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

For an overview of primary and secondary endpoints collected in the BALANCE study, please refer to the Table 1 below.

Table 1: Summary Table of Comparison of Treatment Benefit Data in the BALANCE Study, (Mean (SE) [median]), Efficacy Population

Parameter		PRX-102 (N = 52)		Agalsidase beta (N = 25)
eGFR (ml/min/1.73 m2)		n		n
	Baseline	52	73.46 (2.80) [73.45]	25	74.16 (4.19) [74.85]
	Month 24	47	70.53 (3.19) [69.35]	24	72.05 (4.69) [74.48]
	Change from Baseline	47	-3.60 (1.58) [-2.39]	24	-1.97 (1.51) [-3.20]
eGFR slope (ml/min/1.73 m2/yr)	Baseline	52	-8.03 (0.92) [-6.70] Range: -30.5; 6.3	25	-8.25 (0.85) [-7.84] Range: -20.3; -2.8
	Month 24	51	-2.38 (1.25) [-2.51] Q1; Q3: -4.8; 0.8	25	-2.31 (0.71) [-2.16] Q1; Q3: -4.6; -0.5
Reaching kidney therapeutic goal[a]	Month 24	52	41 patients (80.4%)	25	20 patients (80.0%)
UPCR	Baseline	52	0.441 (0.084)	25	0.284 (0.097)
	Month 24	45	0.480 (0.118)	24	0.489 (0.162)
	Change from Baseline	45	0.088 (0.067)	24	0.197 (0.085)
Plasma lyso-Gb3 (nM)	Baseline	52	26.22 (3.78) [15.20]	25	32.14 (7.08) [17.60]
	Month 24	46	29.22 (4.48) [18.80]	22	19.65 (3.60) [15.30]
	Change from Baseline	46	3.30 (1.38) [1.15]	22	-8.74 (4.85) [-1.50]
LVMI (g/m2)	Baseline	40	75.97 (5.13)	22	82.22 (6.34)
	Month 24	35	71.56 (5.20)	20	82.43 (8.39)
	Change from Baseline	28	-0.64 (2.69)	19	0.29 (3.73)
MSSI (overall score)[a]	Baseline	49	23.18 (1.42)	25	25.16 (2.14)
	Month 24	46	22.11 (1.80)	23	27.09 (2.30)
	Change from Baseline	44	-2.07 (0.77)	23	2.04 (1.10)
BPI (score for pain at its worst)[b]	Baseline	52	3.5 (0.4)	25	2.6 (0.6)
	Month 24	45	3.3 (0.5)	22	3.0 (0.7)

Change from Baseline	45	-0.1 (0.5)	22	0.6 (0.6)

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

Phase III BRIDGE Study

The BRIDGE study was completed in December 2019. In the study, patients were screened and evaluated over three months while continuing agalsidase alfa treatment.

Final results of the data generated in the BRIDGE study showed substantial improvement in renal function as measured by mean annualized eGFR slope in both male and female patients. Twenty of 22 patients completed the 12-month treatment duration. Eighteen of the patients who completed the study opted to roll over to a long-term extension study and continue to be treated with PRX-102. In the study, the mean annualized eGFR slope of the study participants improved from -5.90 mL/min/1.73 m2/year while on agalsidase alfa to -1.19 mL/min/1.73 m2/year on PRX-102 in all patients. Male patients improved from -6.36 mL/min/1.73 m2/year to -1.73 mL/min/1.73 m2/year and female patients improved from -5.03 mL/min/1.73 m2/year to -0.21 mL/min/1.73 m2/year. Following the switch to PRX-102, there was a decrease in patients with progressing or fast progressing kidney disease which is consistent with the therapeutic goals for Fabry disease, as identified by Christoph Wanner, et. al., in 2019, and most patients achieved a stable status post-switch.

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

Baseline characteristics of the 20 patients who completed the study, ranging from ages 28 to 60 years, were as follows: mean eGFR 75.87 mL/min/1.73 m2 in males, and 86.14 mL/min/1.73 m2 in females and plasma lyso-Gb3 were 51.81 nM and 13.81 nM in males and females, respectively. While lyso-Gb3 levels remain slightly high, particularly within the male cohort, continuous reduction in lyso-Gb3 levels was observed of 19.55 nM (32.35%) in males and 4.57 nM (29.81%) in females.

Of the patients who completed the trial, 18 have opted, with the advice of the treating physician, to continue receiving PRX-102 1 mg/kg every two weeks in a long-term open-label extension study which now sponsored by Chiesi.

Phase III BRIGHT Study

The BRIGHT study, which studied the 2 mg/kg every four weeks dosage, was completed in June 2020. This dosage was not approved by the EMA or the FDA.

Enrollment in the study included 30 adult patients (24 males and 6 females) with mean (SD) age of 40.5 (11.3) years, ranging from 19 to 58 years previously treated with a commercially available ERT (agalsidase beta or agalsidase alfa), for at least three years and on a stable dose administered every two weeks. To determine eligibility for participation in the study, candidates were screened to identify and select Fabry patients with clinically stable kidney disease. The most common Fabry disease symptoms at baseline were acroparesthesia, heat intolerance, angiokeratomas and hypohydrosis. Patients who matched the criteria were enrolled in the study and switched from their current treatment of IV infusions every two weeks to 2 mg/kg of PRX-102 every four weeks for 12 months. Patients participating in the study were evaluated, among other disease parameters, to determine if their kidney disease had not further deteriorated while being treated with the four-week dosing regimen as measured by eGFR and for lyso-Gb3 levels as a Fabry biomarker, as well as other parameters. In addition, participating patients were evaluated to assess the safety and tolerability of PRX-102.

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

Study outcome measures show that plasma lyso-Gb3 concentrations remained stable during the study with a mean change (±SE) of 3.01 nM (0.94) from baseline (19.36 nM ±3.35) to Week 52 (22.23 ±3.60 nM). Mean absolute eGFR values were stable during the 52-week treatment period, with a mean change from baseline of -1.27 mL/min/1.73 m2 (1.39). Mean (SE) eGFR slope, at the end of the study, for the overall population, was -2.92 (1.05) mL/min/1.73 m2/year indicating stability.

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

Phase I/II Study

Sixteen adult, naïve Fabry patients (9 male and 7 female) completed our phase I/II clinical trial of PRX-102, each in one of three dosing groups, 0.2 mg/kg, 1 mg/kg and 2 mg/kg. Each patient received IV infusions of PRX-102 every two weeks for 12 weeks, with efficacy follow-up after six-month and twelve-month periods. A majority of the patients who completed the trial opted to continue receiving PRX-102 in an open-label, 60-month extension study under which all patients were switched to receive 1 mg/kg of the drug, the selected dose for our BALANCE and BRIDGE studies.

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

Commercialization Agreements with Chiesi Farmaceutici

We have entered into two exclusive global licensing and supply agreements for PRX-102 for the treatment of Fabry disease with Chiesi. The agreements have significant revenue potential for Protalix. Under the agreements, Protalix Ltd. has received $50.0 million in upfront payments and development cost reimbursements of $45.0 million, and is entitled to approximately $1.0 billion in potential milestone payments and tiered royalties of 15% - 35% (ex-US) and 15% - 40% (US). During the quarter ended June 30, 2023, we received net proceeds of $20.0 million representing a milestone payment earned upon the FDA’s approval of Elfabrio for adult Fabry patients.

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

On August 29, 2022, we entered into the F/F Agreement and the Letter Agreement with Chiesi. Under the F/F Agreement, we agreed to supply Chiesi with drug substance for PRX-102 and, following relevant technology and technical information transfer activities, Chiesi has agreed, among other things, to provide us with commercial fill/finish services for PRX-102, including to support the anticipated global launch of PRX-102. The F/F Agreement will expire December 31, 2025, unless terminated earlier in accordance with its terms and may be extended by mutual agreement in writing for an additional period of seven years. The Letter Agreement changed our obligations and those of Chiesi under the License Agreements with respect to, among other things, the evaluation, selection and establishment of an initial alternate source of commercial fill/finish services for PRX-102. In addition, the Letter Agreement amended certain provisions of the License Agreements to reflect the appointment of Chiesi as a supplier to our company of commercial fill/finish services and the potential establishment of an initial alternate source of commercial fill/finish services.

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

The global market for Gaucher disease, that includes Sanofi’s Cerezyme®, Shire’s Vpriv® and Sanofi’s Cerdelga®, among others, was $1.6 billion in 2022, is forecasted to be approximately $1.6 billion in 2023 and is forecasted to grow at a CAGR of approximately 3.1% from 2022-2028.

Commercialization Agreements for Elelyso

We have licensed to Pfizer the global rights to Elelyso in all markets excluding Brazil. Pfizer retains 100% of revenue and reimburses 100% of direct costs. We manufacture drug substance for Pfizer, subject to certain terms and conditions.

For the first 10-year period after the execution of the October 2015 Amended Pfizer Agreement, we have agreed to sell drug substance to Pfizer for the production of Elelyso, and Pfizer maintains the right to extend the supply period for up to two additional 30-month periods subject to certain terms and conditions. In a subsequent amendment, we agreed that after the completion of the first 10-year supply period, the supply term would automatically extend for a five-year period (i.e., until October 2030).

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

On March 21, 2023, the first patient was dosed in our phase I First in Human (FIH) clinical trial of PRX-115, a double-blind, placebo-controlled trial designed to evaluate the safety, pharmacokinetics, pharmacodynamics (reduction of uric acid) and immunogenicity of PRX-115 in patients with elevated uric acid levels (>6.0 mg/dL). The trial is a single ascending dose (SAD) study with up to seven cohorts, and patients are to be randomized 3:1 to receive a single intravenous (IV) dose of PRX-115 or a placebo. The study is being conducted at New Zealand Clinical Research (NZCR) under the New Zealand Medicines and Medical Devices Safety Authority (MedSafe) and the Health and Disability Ethics Committee (HDEC) guidelines, and is expected to enroll approximately 56 patients with no previous exposure to PEGylated uricase. As of the date hereof, 16 patients have been dosed in this trial.

Gout is the most common inflammatory arthritis in the United States, affecting an estimated 9.2 million adults. Gout is caused by factors that elevate serum uric acid, or sUA, levels, which may include diet or genetic predisposition and environmental factors leading to hyperuricemia and tissue deposition of monosodium urate crystals, tophi, in joints and soft tissues, causing acute and chronic inflammation, and is characterized by recurrent flares. Gout leads to substantial morbidity by causing severe pain, reduced quality of life, decreased physical function, increased healthcare costs, and lost economic productivity. Furthermore, gout is strongly associated with metabolic syndrome, and may contribute to myocardial infarction, type 2 diabetes mellitus, chronic kidney disease, or CKD, and premature mortality.

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

Intellectual Property

A key element of our overall strategy is to establish a broad portfolio of patents to protect our proprietary technology, proprietary product and product candidates and their methods of use. As of June 30, 2023, we hold a broad portfolio of over 80 patents in Europe, the United States, Israel and additional countries worldwide, as well as over 45 pending patent applications.

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

The discussion and analysis of our financial condition and results of operations is based on our financial statements, which we prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses during the reporting periods. As applicable to these consolidated financial statements, the most significant estimates and assumptions relate to the assessment of sales reserves and valuation allowances. On an ongoing basis, we evaluate such estimates and judgments, including those described in greater detail below. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Results of Operations

Three months ended June 30, 2023 compared to the three months ended June 30, 2022

Revenues from Selling Goods

We recorded revenues from selling goods of $15.1 million during the three months ended June 30, 2023, an increase of $11.7 million, or 344%, compared to revenues of $3.4 million for the three months ended June 30, 2022. The increase resulted primarily from an increase of $11.7 million in sales to Chiesi, following the approvals by the FDA and the EMA of Elfabrio.

Revenues from License and R&D Services

We recorded revenues from license and R&D services of $20.0 million for the three months ended June 30, 2023, an increase of $14.6 million, or 270%, compared to revenues of $5.4 million for the three months ended June 30, 2022. The increase resulted from the $20.0 million regulatory milestone payment from Chiesi in connection with the FDA approval of Elfabrio. Revenues from license and R&D services are comprised primarily of revenues we recognized in connection with the Chiesi Agreements.

Cost of Goods Sold

Cost of goods sold was $6.1 million for the three months ended June 30, 2023 an increase of $2.0 million, or 49%, from cost of goods sold of $4.1 million for the three months ended June 30, 2022. The increase in cost of goods sold was primarily the result of the increase in sales of Elfabrio drug substance to Chiesi and royalties payable to the Israel Innovation Authority in connection with the Chiesi agreements.

Research and Development Expenses

For the three months ended June 30, 2023, our total research and development expenses were approximately $4.5 million comprised of approximately $1.7 million in subcontractor-related expenses, approximately $2.0 million of salary and related expenses, approximately $0.1 million of materials-related expenses and approximately $0.7 million of other expenses. For the three months ended June 30, 2022, our total research and development expenses were approximately $7.6 million comprised of approximately $4.4 million in subcontractor-related expenses, approximately $1.6 million of salary and related expenses, approximately $0.7 million of materials-related expenses and approximately $0.9 million of other expenses.

Total decrease in research and developments expenses was $3.1 million, or 41%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The decrease in research and development expenses primarily resulted from the completion of our Fabry clinical program and the regulatory processes related to the BLA and MAA review of Elfabrio by the applicable regulatory agencies.

We expect research and development expenses to continue to be our primary expense as we enter into a more advanced stage of preclinical and clinical trials for certain of our product candidates.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $4.0 million for the three months ended June 30, 2023, an increase of $1.4 million, or 54%, compared to $2.6 million for the three months ended June 30, 2022. The increase resulted primarily from an increase of approximately $1.2 million in salary and related expenses due to one-time cash bonuses.

Financial Expenses, Net

Financial expenses, net were $0.8 million for the three months ended June 30, 2023, compared to financial income, net of $0.2 million for the three months ended June 30, 2022. The increase resulted primarily from an increase of $0.6 million in costs related to exchange rates as well as an increase in our convertible notes related expenses of $0.3 million net of a gain recognized due to conversions of a portion of the 2024 Notes of $0.4 million.

Income taxes

In the three months ended June 30, 2023, we recorded income taxes of approximately $0.3 million which were primarily the result of the provision for current taxes in respect of Section 174 of the TCJA. Section 174 eliminated the option to immediately deduct research and development expenses in the year incurred and requires us to capitalize and amortize these expenditures over 15 years (for out of U.S.-based research and development). In addition, during the three months ended June 30, 2023, we released a valuation allowance related to deferred tax assets of the U.S. jurisdiction that resulted in a net benefit to tax expense of $3.1 million.

Six months ended June 30, 2023 compared to the six months ended June 30, 2022

Revenues from Selling Goods

We recorded revenues from selling goods of $20.1 million during the six months ended June 30, 2023, an increase of $7.7 million, or 62%, compared to revenues of $12.4 million for the six months ended June 30, 2022. The increase resulted primarily from an increase of $11.5 million in sales to Chiesi, following the approvals by the FDA and the EMA of Elfabrio, which was partially offset by a decrease of $2.7 million in sales to Brazil and a decrease of $1.0 million in sales to Pfizer, both resulting from timing differences.

Revenues from License and R&D Services

We recorded revenues from license and R&D services of $24.5 million for the six months ended June 30, 2023, an increase of $12.1 million, or 98%, compared to revenues of $12.4 million for the six months ended June 30, 2022. The increase resulted from the $20.0 million regulatory milestone payment from Chiesi in connection with the FDA approval of Elfabrio which was partially offset by a decrease of $7.9 million in revenues recognized in connection with the Chiesi Agreements. Revenues from license and R&D services are comprised primarily of revenues we recognized in connection with the Chiesi Agreements.

Cost of Goods Sold

Cost of goods sold was $9.2 million for the six months ended June 30, 2023, a decrease of $0.9 million, or 9%, from cost of goods sold of $10.1 million for the six months ended June 30, 2022. The decrease in cost of goods sold was primarily the result of a decrease in sales of goods to Brazil and to Pfizer which was partially offset by an increase in sales of Elfabrio drug substance to Chiesi. Sales to Chiesi included certain drug substance costs which had already been recognized as research and development expenses as it was produced as part of research and development activities. Accordingly, the related cost of goods sold does not include the costs of such drug substance.

Research and Development Expenses

For the six months ended June 30, 2023, our total research and development expenses were approximately $10.3 million comprised of approximately $5.2 million in subcontractor-related expenses, approximately $3.6 million of salary and related expenses, approximately $0.3 million of materials-related expenses and approximately $1.2 million of other expenses. For the six months ended June 30, 2022, our total research and development expenses were approximately $16.3 million comprised of approximately $10.2 million in subcontractor-related expenses, approximately $3.7 million of salary and related expenses, approximately $0.9 million of materials-related expenses and approximately $1.5 million of other expenses.

Total decrease in research and developments expenses was $6.0 million, or 37%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The decrease in research and development expenses primarily resulted from the completion of our Fabry clinical program and of the regulatory processes related to the BLA and MAA review of Elfabrio by the applicable regulatory agencies.

We expect research and development expenses to continue to be our primary expense as we enter into a more advanced stage of preclinical and clinical trials for certain of our product candidates.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $7.1 million for the six months ended June 30, 2023, an increase of $1.3 million, or 22%, compared to $5.8 million for the six months ended June 30, 2022. The increase resulted primarily from an increase of approximately $0.9 million in salary and related expenses due to one-time cash bonuses, an increase of $0.2 million in professional fees and of $0.2 million in travel, conferences and employee training expenses.

Financial Expenses, Net

Financial expenses, net were $1.3 million for the six months ended June 30, 2023, an increase of $1.1 million, or 550%, compared to $0.2 million for the six months ended June 30, 2022. The increase was primarily due to an increase of $0.7 million in costs related to exchange rates as well as an increase in our convertible notes related expenses of $0.3 million net of a gain recognized due to conversions of a portion of the 2024 Notes of $0.4 million.

Income taxes

In the six months ended June 30, 2023, we recorded income taxes of approximately $0.5 million which were primarily the result of the provision for current taxes in respect of Section 174 of the TCJA. Section 174 eliminated the option to immediately deduct research and development expenses in the year incurred and requires us to capitalize and amortize these expenditures over 15 years (for out of U.S.-based research and development). In addition, during the six months ended June 30, 2023, we released a valuation allowance related to deferred tax assets of the U.S. jurisdiction that resulted in a net benefit to tax expense of $3.1 million.

Liquidity and Capital Resources

Our sources of liquidity includes our cash and cash equivalents balance. At June 30, 2023, we had $48.2 million in cash and cash equivalents. We have primarily financed our operations through equity and debt financings, business collaborations, and grants funding.

During the year ended December 31, 2022, we raised gross proceeds equal to approximately $8.7 million from the sale of 7,473,038 shares of our common stock under our ATM program. During the six months ended June 30, 2023, we raised gross proceeds equal to approximately $24.9 million from sales of common stock under our ATM program through the sale of 12,560,150 shares of our common stock of which 4,347,668 shares were sold, and gross proceeds of approximately $10.0 million were raised, in the three months ended June 30, 2023.

On August 25, 2021, we completed exchanges, or the Exchanges, of a substantial majority of our then outstanding 7.50% Senior Secured Convertible Notes due 2021, or the 2021 Notes, with institutional note holders of a substantial majority of the 2021 Notes. The Exchanges involved the exchange of an aggregate of $54.65 million principal amount of our 2021 Notes for an aggregate of

$28.75 million principal amount of newly issued 7.50% Senior Secured Convertible Notes due 2024, or the 2024 Notes, $25.90 million in cash, and approximately $1.1 million in cash representing accrued and unpaid interest through the closing date. The initial conversion rate for the 2024 Notes is 563.2216 shares of our common stock for each $1,000 principal amount of 2024 Notes (equivalent to an initial conversion price of approximately $1.7755 per share of common Stock, subject to adjustment in certain circumstances. This initial conversion price represents a premium of approximately 32.5% relative to the closing price of the common stock on the NYSE American on August 13, 2021. After giving effect to the Exchanges, $3.27 million aggregate principal amount of the 2021 Notes remained outstanding. On November 15, 2021, all of the then outstanding 2021 Notes matured and were paid in full. As a result of the conversion of 2024 Notes during the six months ended June 30, 2023, the total principal amount of our remaining 2024 Notes outstanding decreased by approximately $8.3 million. As of June 30, 2023, the total principal amount of our 2024 Notes outstanding was $20.42 million.

The 2024 Notes were issued pursuant to the Indenture dated as of August 24, 2021 between us, the guarantors party thereto, The Bank of New York Mellon Trust Company, N.A., as trustee and Wilmington Savings Fund Society, FSB, as collateral agent, or the 2024 Indenture. Interest on the Notes are payable semi-annually at a rate of 7.50% per annum. The 2024 Notes will mature on September 1, 2024, unless earlier purchased, converted, exchanged or redeemed, and are guaranteed by our subsidiaries. The 2024 Notes are secured by perfected liens on all of our assets, including those of our subsidiaries. Under the terms of the 2024 Indenture, we are required to comply with certain covenants, including the requirement to maintain a minimum cash balance of at least $7.5 million. Failure to comply with such covenants may result in an event of default under the 2024 Indenture and, accordingly, may result in the acceleration of the payment of the notes or in additional interest payments. As of June 30, 2023, we were in compliance with all covenants.

We believe that our cash and cash equivalents as of June 30, 2023 are sufficient to satisfy our capital needs for at least 12 months from the date that these financial statements are issued.

Cash Flows

Net cash generated from operations was $2.0 million for the six months ended June 30, 2023. The net income for the six months ended June 30, 2023 of $16.2 million was decreased by an $13.2 million decrease in contracts liability, a $3.1 million increase in deferred tax assets and a $2.8 million increase in inventories. The net income was increased by a $3.6 million increase in accounts payable and accruals, $1.0 million in share-based compensation and $0.6 million in depreciation. Net cash provided by investing activities for the six months ended June 30, 2023 was $4.5 million and consisted primarily of proceeds from sale of short-term deposits. Net cash provided by financing activities was $24.7 million resulting primarily from the sale of common stock under our ATM program.

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

As a result of our significant research and development expenditures and the lack of significant revenue from sales of taliglucerase alfa, we have generated operating losses from our continuing operations since our inception. Our outstanding 2024 Notes are secured by a perfected lien on all of our assets. Under the terms of the 2024 Indenture, we are required to comply with certain covenants, including the requirement to maintain a minimum cash balance of at least $7.5 million. Failure to comply with such covenants may result in an event of default under the 2024 Indenture and, accordingly, may result in the acceleration of the payment of the notes or in additional interest payments. As of June 30, 2023, we were in compliance with all covenants.

During the six months ended June 30, 2023, we issued, in the aggregate, 538,822 shares of our common stock in connection with cash and cashless exercises of our outstanding warrants to purchase shares of our common stock at an exercise price equal to $2.36 per share which were initially issued on March 18, 2020 as part of our private placement of common stock and warrants, or the 2020 Warrants. In connection with the exercises, we generated net proceeds equal to $0.7 million and retired 2020 Warrants to purchase 1,146,810 shares of common stock. As of June 30, 2023, 2020 Warrants to purchase 13,439,712 shares were outstanding.

In addition, during the six months ended June 30, 2023, we issued, in the aggregate, 4,691,623 shares of our common stock in connection with a number of conversions of 2024 Notes. In connection with such conversions, during the six months ended June 30, 2023, we paid to the converting holders $0.9 million representing cash payments due to accrued but unpaid interest, make-whole interest payments and payments in lieu of fractional shares. As a result of the conversion of 2024 Notes during the six months ended

June 30, 2023, the total principal amount of our remaining 2024 Notes outstanding decreased by approximately $8.3 million. As of June 30, 2023, the total principal amount of our 2024 Notes outstanding was $20.42 million.

Future Funding Requirements

We expect to continue to incur expenditures in the near future as we increase our research and developments efforts with respect to our product candidates. We cannot anticipate the costs or the timing of the occurrence of such costs. We also expect to increase the revenues generated from the sales of our approved drug products. To the extent we need to obtain additional financing in excess of such anticipated revenues, it may be more difficult for us to do so given the volatility of the price of our common stock. Our material cash needs for the next 24 months will include, among other expenses, (i) costs of preclinical and clinical trials, (ii) employee salaries, (iii) payments for rent and operation of our manufacturing facilities, (iv) fees to our consultants and legal advisors, patent advisors and fees for service providers in connection with our research and development efforts, (v) payments of principal and interest on our outstanding 2024 Notes and (vi) tax payments. We believe that the funds currently available to us are sufficient to satisfy our capital needs for at least 12 months.

As discussed above, we may be required to raise additional capital to develop our product candidates and continue research and development activities. Our ability to raise capital, and the amounts of necessary capital, will depend on many other factors, including:

●	the duration and cost of discovery and preclinical development and laboratory testing and clinical trials for our product candidates;
●	Chiesi’s progress in commercializing Elfabrio;
●	our progress in commercializing BioManguinhos alfataliglicerase in Brazil;
●	the timing and outcome of regulatory review of our product candidates;
●	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims and other intellectual property rights; and
●	the costs associated with any litigation claims.

We expect to finance our future cash needs through sales of our approved drug products (Elelyso and Elfabrio), corporate collaborations, licensing or similar arrangements, public or private equity offerings and/or debt financings. We currently do not have any commitments for future external funding, except with respect to milestone payments and royalties that may become payable under the Chiesi Agreements. As of June 30, 2023, shares of our common stock for total gross proceeds of approximately $6.4 million remain available to be sold under our 2023 Sales Agreement.

Effects of Currency Fluctuations

Currency fluctuations could affect us through increased or decreased acquisition costs for certain goods and services and salaries expenses. We do not believe currency fluctuations have had a material effect on our results of operations during the three and six months ended June 30, 2023.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of each of June 30, 2023 and December 31, 2022.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,		December 31,
	2023	2022	2023	2022	2022
Average rate for period	3.648	3.346	3.592	3.272	3.360
Rate at period-end	3.700	3.500	3.700	3.500	3.519

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15f and 15d-15f under the Exchange Act) that occurred during the quarter ended June 30, 2023 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not involved in any material legal proceedings.

Item 1A. Risk Factors

Except as set forth below, there have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

Any current products or future product candidates may cause serious adverse events, or SAEs, undesirable side effects or have other properties that could halt their clinical development, prevent, delay, or cause the withdrawal of their regulatory approval, limit their commercial potential, or result in material negative consequences.

As with most infused products, use of our products or any current or future product candidates could be associated with undesirable side effects or adverse events which can vary in severity and frequency. From time to time, we have observed serious adverse events in clinical studies of our products and product candidates. For example, while conducting clinical trials we have observed treatable anaphylactic reactions. In addition, as indicated in the boxed warning with which Elfabrio was approved by the FDA, patients treated with Elfabrio have experienced hypersensitivity reactions, including anaphylaxis. There are postmarketing requirements under the U.S. Federal Food, Drug, and Cosmetic Act included with the approval of Elfabrio by the FDA. For example, the FDA requires that a worldwide descriptive study be conducted that collects prospective and retrospective data in women and their offspring exposed to Elfabrio during pregnancy and/or lactation to assess risk of pregnancy and material complications, adverse effects on the developing fetus and neonate, and adverse effects on the infant. Furthermore, the approval of pharmaceutical products generally includes requirements related to the preparation of a Risk Evaluation and Mitigation Strategy, or REMS, or a risk management plan as required by the EMA, which could include a medication guide outlining the risks of such side effects for distribution to patients, a communication plan for healthcare providers and/or other elements to assure safe use. For example, Chiesi must follow a risk management plan agreed upon with the EMA with respect to Elfabrio, which includes risk minimization measures in connection with risks associated with hypersensitivity reactions and possible medication errors in the home infusion setting. Our product candidates, if approved, may also be subject to certain post-authorization reporting requirements. As an example, the EMA has required that Chiesi submit pharmacovigilance documents intended to provide post-authorization evaluation of Elfabrio’s risk-benefit balance at defined time points after authorization, beginning within six months of authorization, and that we agree with the National Competent Authority on an educational program about home administration prior to use of Elfabrio in the home setting. Any of the foregoing, including the boxed warning, could prevent us or our collaborators from achieving or maintaining market acceptance of a product or a particular product candidate and could materially harm our business, results of operations, and prospects, and could adversely impact our financial condition, results of operations, ability to raise additional financing or the market price of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Date	Filed or Furnished Herewith
3.1	Certificate of Incorporation of the Company	8-K	001-33357	3.1	April 1, 2016
3.2	Amendment to Certificate of Incorporation of the Company	Def 14A	001-33357	Appen. A	July 1, 2016
3.3	Second Amendment to Certificate of Incorporation of the Company	Def 14A	001-33357	Appen. A	October 17, 2018
3.4	Third Amendment to Certificate of Incorporation of the Company	8-K	001-33357	3.1	December 19, 2019
3.5	Fourth Amendment to Certificate of Incorporation of the Company	10-Q	001-33357	3.5	August 15, 2022
3.6	Fifth Amendment to Certificate of Incorporation of the Company					X
3.7	Bylaws of the Company	8-K	001-33357	3.2	April 1, 2016
4.1†	Form of Restricted Stock Agreement/Notice	8-K	001-33357	4.1	July 18, 2012
4.2	Description of Capital Stock	10-K	001-33357	4.7	February 27, 2023
4.3	Form of Warrant	8-K	001-33357	4.1	March 12, 2020
4.4†	Form of Stock Option Agreement (Executives)	10-Q	001-33357	4.8	August 10, 2020
4.5	Form of Stock Option Agreement (Standard)	10-Q	001-33357	4.9	August 10, 2020
4.6	Indenture, dated as of August 24, 2021, between Protalix BioTherapeutics, Inc., the guarantors party thereto, The Bank of New York Mellon Trust Company, N.A., as trustee and Wilmington Savings Fund Society, FSB, as collateral agent	8-K	001-33357	4.2	August 26, 2021
4.7	Form of Exchange Note (2024)	8-K	001-33357	4.3	August 26, 2021
10.1†	Amended and Restated Pro BioTherapeutics, Inc. 2006 Stock Incentive Plan, as amended
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Certification of Chief Executive Officer					X
32.2	18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Certification of Chief Financial Officer					X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	COVER PAGE INTERACTIVE DATA FILE (formatted as Inline XBRL and contained in Exhibit 101).
† Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROTALIX BIOTHERAPEUTICS, INC.
(Registrant)

Date: August 7, 2023	By:	/s/ Dror Bashan
Dror Bashan President and Chief Executive Officer (Principal Executive Officer)

Date: August 7, 2023	By:	/s/ Eyal Rubin
Eyal Rubin Senior Vice President and Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)