Form 10-Q
period 2023-09-30
Protalix BioTherapeutics, Inc.
filed 2023-11-06
CIK 1006281

Or

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

On November 1, 2023, approximately 72,952,124 shares of the Registrant’s common stock, $0.001 par value, were outstanding.

FORM 10-Q

		Page
	PART I – FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets (Unaudited) – As of September 30, 2023 and December 31, 2022	2
	Condensed Consolidated Statements of Operations (Unaudited) – For the Three and Nine Months Ended September 30, 2023 and 2022	3
	Condensed Consolidated Statements of Changes in Stockholders’ Equity (Capital Deficiency) (Unaudited) – For the Three and Nine Months Ended September 30, 2023 and 2022	4
	Condensed Consolidated Statements of Cash Flows (Unaudited) – For the Nine Months ended September 30, 2023 and 2022	5
	Notes to Condensed Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34
Item 4.	Controls and Procedures	34
	PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	36
Item 1A.	Risk Factors	36
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	36
Item 3.	Defaults Upon Senior Securities	36
Item 4.	Mine Safety Disclosures	37
Item 5.	Other Information	37
Item 6.	Exhibits	37
Signatures		39

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

PROTALIX BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands)

(Unaudited)

	September 30, 2023	December 31, 2022

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$20,408	$17,111
Short-term bank deposits	20,567	5,069
Accounts receivable – Trade	8,935	4,586
Other assets	1,125	1,310
Inventories	21,583	16,804
Total current assets	$72,618	$44,880

NON-CURRENT ASSETS:
Funds in respect of employee rights upon retirement	$1,260	$1,267
Property and equipment, net	4,684	4,553
Deferred income tax asset	3,092	—
Operating lease right of use assets	5,915	5,087
Total assets	$87,569	$55,787

LIABILITIES AND STOCKHOLDERS' EQUITY (NET OF CAPITAL DEFICIENCY)

CURRENT LIABILITIES:
Accounts payable and accruals:
Trade	$3,114	$5,862
Other	18,740	12,271
Operating lease liabilities	1,313	1,118
Contracts liability	—	13,178
Convertible notes	20,192	—
Total current liabilities	$43,359	$32,429

LONG TERM LIABILITIES:
Convertible notes		$28,187
Liability for employee rights upon retirement	$1,461	1,642
Operating lease liabilities	4,502	4,169
Total long term liabilities	$5,963	$33,998
Total liabilities	$49,322	$66,427

COMMITMENTS

STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)	38,247	(10,640)
Total liabilities and stockholders' equity (net of capital deficiency)	$87,569	$55,787

The accompanying notes are an integral part of the condensed consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(U.S. dollars in thousands, except share and per share data)

(Unaudited)

	Nine Months Ended		Three Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
REVENUES FROM SELLING GOODS	$30,309	$21,222	$10,168	$8,812
REVENUES FROM LICENSE AND R&D SERVICES	24,699	17,799	177	5,371
TOTAL REVENUE	55,008	39,021	10,345	14,183
COST OF GOODS SOLD (1)	(14,126)	(17,195)	(4,893)	(7,074)
RESEARCH AND DEVELOPMENT EXPENSES (2)	(13,991)	(23,732)	(3,669)	(7,386)
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (3)	(10,816)	(8,613)	(3,670)	(2,848)
OPERATING INCOME (LOSS)	16,075	(10,519)	(1,887)	(3,125)
FINANCIAL EXPENSES	(2,406)	(1,879)	(460)	(639)
FINANCIAL INCOME	1,323	1,211	628	197
FINANCIAL INCOME (EXPENSES), NET	(1,083)	(668)	168	(442)
INCOME (LOSS) BEFORE TAXES ON INCOME	14,992	(11,187)	(1,719)	(3,567)
TAXES ON INCOME	(636)	-	(133)	-
NET INCOME (LOSS) FOR THE PERIOD	$14,356	$(11,187)	$(1,852)	$(3,567)
EARNINGS (LOSS) PER SHARE OF COMMON STOCK:
BASIC	$0.22	$(0.24)	$(0.03)	$(0.07)
DILUTED	$0.16	$(0.24)	$(0.04)	$(0.07)
WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK
USED IN COMPUTING EARNINGS (LOSS) PER SHARE:
BASIC	65,811,506	47,582,733	72,281,681	49,498,105
DILUTED	81,040,281	47,582,733	83,782,679	49,498,105
(1) Includes share-based compensation	$299	$58	$195	$36
(2) Includes share-based compensation	$506	$275	$182	$114
(3) Includes share-based compensation	$1,276	$1,213	$720	$272

The accompanying notes are an integral part of the condensed consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ EQUITY (CAPITAL DEFICIENCY)

(U.S. dollars in thousands, except share data)

(Unaudited)

			Additional
	Common	Common	Paid-In	Accumulated
	Stock (1)	Stock	Capital	Deficit	Total
	Number of
	Shares	Amount
Balance at January 1, 2022	45,556,647	$46	$368,852	$(374,934)	$(6,036)
Changes during the nine-month period ended September 30, 2022:
Issuance of common stock under the Sales Agreement, net	3,841,479	4	4,157		4,161
Share-based compensation related to stock options			592		592
Share-based compensation related to restricted stock awards	759,482	*	954		954
Exercise of warrants	1,000	*	2		2
Net loss for the period				(11,187)	(11,187)
Balance at September 30, 2022	50,158,608	$50	$374,557	$(386,121)	$(11,514)
Balance at January 1, 2023	53,790,167	$54	$379,167	$(389,861)	$(10,640)
Changes during the nine-month period ended September 30, 2023:
Issuance of common stock under the Sales Agreement, net	12,560,150	13	23,941		23,954
Convertible notes conversions	4,691,623	5	7,778		7,783
Share-based compensation related to stock options			1,195		1,195
Share-based compensation related to restricted stock awards	1,371,362	1	886		887
Exercise of warrants	538,822	*	712		712
Net income for the period				14,356	14,356
Balance at September 30, 2023	72,952,124	$73	$413,679	$(375,505)	$38,247
Balance at June 30, 2022	48,712,952	$49	$372,616	$(382,554)	$(9,889)
Changes during the three-month period ended September 30, 2022:
Issuance of common stock under the Sales Agreement, net	1,445,656	1	1,519		1,520
Share-based compensation related to stock options			298		298
Share-based compensation related to restricted stock awards			124		124
Net loss for the period				(3,567)	(3,567)
Balance at September 30, 2022	50,158,608	$50	$374,557	$(386,121)	$(11,514)
Balance at June 30, 2023	71,580,762	$72	$412,582	$(373,653)	$39,001
Changes during the three-month period ended September 30, 2023:
Share-based compensation related to stock options			383		383
Share-based compensation related to restricted stock awards	1,371,362	1	714		715
Net loss for the period				(1,852)	(1,852)
Balance at September 30, 2023	72,952,124	$73	$413,679	$(375,505)	$38,247

*Represents an amount equal to less than $1.

(1) Common stock, $0.001 par value; Authorized – as of September 30, 2023 and December 31, 2022 – 185,000,000 and 144,000,000 shares, respectively.

The accompanying notes are an integral part of the condensed consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

(Unaudited)

	Nine Months Ended
	September 30, 2023	September 30, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$14,356	$(11,187)
Adjustments required to reconcile net income (loss) to net cash used in operating activities:
Share-based compensation	2,081	1,546
Depreciation	878	811
Financial income, net (mainly exchange differences)	(511)	(1,083)
Changes in accrued liability for employee rights upon retirement	(50)	(391)
Changes in deferred tax asset	(3,092)	—
Loss (gain) on amounts funded in respect of employee rights upon retirement	(49)	6
Gain on conversions of convertible notes	(421)	—
Amortization of debt issuance costs and debt discount	208	224
Changes in operating assets and liabilities:
Decrease in contracts liability	(13,178)	(5,547)
Increase in accounts receivable-trade and other assets	(4,188)	(5,692)
Changes in operating lease right of use assets, net	12	(30)
Decrease (increase) in inventories	(4,779)	3,392
Increase (decrease) in accounts payable and accruals	3,820	(4,438)
Net cash used in operating activities	$(4,913)	$(22,389)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in bank deposits	$(20,420)	$(16,000)
Proceeds from sale of short-term deposits	5,000	6,000
Purchase of property and equipment	(899)	(415)
Amounts paid (funded) in respect of employee rights upon retirement, net	(50)	427
Net cash used in investing activities	$(16,369)	$(9,988)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock under the Sales Agreement, net	$23,954	$4,161
Exercise of warrants	712	2
Net cash provided by financing activities	$24,666	$4,163
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	$(87)	$(51)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,297	(28,265)
BALANCE OF CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	17,111	38,985
BALANCE OF CASH AND CASH EQUIVALENTS AT END OF PERIOD	$20,408	$10,720

The accompanying notes are an integral part of the condensed consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

(Unaudited)

(Continued) – 2

	Nine Months Ended
	September 30, 2023	September 30, 2022
SUPPLEMENTARY INFORMATION ON INVESTING AND FINANCING ACTIVITIES NOT INVOLVING CASH FLOWS:
Purchase of property and equipment	$253	$205
Operating lease right of use assets obtained in exchange for new operating lease liabilities	$1,395	$396
Convertible notes conversions	$7,783	$—
SUPPLEMENTARY DISCLOSURE ON CASH FLOWS
Interest paid	$2,743	$2,198
Interest received	$303	$136

The accompanying notes are an integral part of the condensed consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

a.	General

Protalix BioTherapeutics, Inc. (collectively with its subsidiaries, the “Company”) and its wholly-owned subsidiaries, Protalix Ltd. and Protalix B.V. (collectively, the “Subsidiaries”), are biopharmaceutical companies focused on the development and commercialization of recombinant therapeutic proteins based on the Company’s proprietary ProCellEx® protein expression system (“ProCellEx”). The Company’s current focus is to facilitate the commercialization efforts of Chiesi Farmaceutici S.p.A. (“Chiesi”), the Company’s development and commercialization partner for pegunigalsidase alfa, or Elfabrio® (which the Company referred to as PRX-102 during its development stage), for the treatment of Fabry disease, a rare, genetic lysosomal disorder. To date, the Company has successfully developed taliglucerase alfa (marketed under the name Elelyso® except in Brazil where it is marketed as BioManguinhos alfataliglicerase), an enzyme replacement therapy for the treatment of Gaucher disease that has been approved for marketing in the United States, Brazil, Israel and other markets.

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

In August and September of 2023, Elfabrio was approved in Great Britain and Switzerland, respectively, for long-term enzyme replacement therapy in adult patients with a confirmed diagnosis of Fabry disease.

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

Elfabrio, an enzyme replacement therapy, or ERT, was the subject of a phase III clinical program studying the drug as a treatment of patients with Fabry disease, a rare, genetic lysosomal disorder. The phase III clinical program included three separate studies, which are referred to as the BALANCE study, the BRIDGE study and the BRIGHT study. The phase III clinical program analyzed two potential dosing regimens: 1 mg/kg every two weeks and 2 mg/kg every four weeks. In addition, the phase III clinical program included two extension studies in which subjects that participated in our phase I/II clinical trials and phase III clinical trials had the opportunity to enroll and continue to be treated with PRX-102. As of March 1, 2023, sponsorship of the two open-label extension studies was transferred to Chiesi, which is now administering the extension studies. Over time, and as Elfabrio is approved for marketing in different jurisdictions,

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

participants withdraw from the open-label extension studies. Some of the withdrawals transfer to a commercial setting, others withdraw for other reasons.

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

On March 21, 2023, the first patient was dosed in the Company’s phase I First-in-Human (“FIH”) clinical trial of PRX-115. As of September 30, 2023, 32 patients have been dosed in this trial.

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

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On February 27, 2023, the Company entered into an At The Market Offering Agreement (the “2023 Sales Agreement”) with the Agent. Pursuant to the terms of the 2023 Sales Agreement, the Company may sell, from time to time through the Agent, ATM Shares having an aggregate offering price of up to $20.0 million. As of September 30, 2023, shares of Common Stock for total gross proceeds of approximately $6.4 million remain available to be sold under the 2023 Sales Agreement.

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

Under the terms of both of the Chiesi Agreements, Protalix Ltd. is required to manufacture all of the Elfabrio drug substance needed under the agreements, subject to certain exceptions, and Chiesi will purchase Elfabrio drug product from Protalix, subject to certain terms and conditions. The consideration for Protalix Ltd. is based on the drug product supplied to Chiesi and the average selling price of the drug product in the relevant territory multiplied by tiered payments as described in the relevant agreement. Under the Chiesi Ex-US Agreement, Chiesi is required to make tiered payments for drug product purchased from Protalix of 15% to 35%, depending on the amount of annual net sales outside of the United States, and under the Chiesi US Agreement, Chiesi is required to make tiered payments for drug product purchased from Protalix of 15% to 40%, depending on the amount of annual net sales in the United States.

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

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

BioManguinhos alfataliglicerase to Fiocruz and patients continue to be treated with BioManguinhos alfataliglicerase in Brazil.

The Company expects to continue to incur significant expenditures in the near future due to research and developments efforts with respect to the product candidates. Under the terms of the Company’s outstanding 7.50% Senior Secured Convertible Notes due 2024 (the “2024 Notes”), the Company is required to comply with certain financial covenants, including the maintenance of a minimum cash balance of at least $7.5 million. As of September 30, 2023, the Company is in compliance with all such covenants. The Company believes that its cash and cash equivalents as of September 30, 2023, are sufficient to satisfy the Company’s capital needs for at least 12 months from the date that these financial statements are issued.

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

NOTE 2 - INVENTORIES

Inventories at September 30, 2023 and December 31, 2022 consisted of the following:

	September 30,	December 31,
(U.S. dollars in thousands)	2023	2022
Raw materials	$4,198	$3,508
Work in progress	9,116	2,678
Finished goods	8,269	10,618
Total inventory	$21,583	$16,804

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

Based on a Level 3 measurement, as of September 30, 2023, the fair value of the $20.4 million aggregate principal amount of the Company’s outstanding 2024 Notes is approximately $24.5 million. The value of these notes was estimated by implementing the binomial model. The liability component was valued based on the Income Approach. The following parameters were used:

2024 Notes
Stock price (USD)	1.66
Expected term	0.93
Risk free rate	5.34%
Volatility	62.84%
Yield	12.49%

NOTE 4 – REVENUES

The following table summarizes the Company’s disaggregation of revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
(U.S. dollars in thousands)	2023	2022	2023	2022
Pfizer	$2,304	$4,541	$7,972	$11,279
Brazil	$2,320	$1,708	$5,120	$7,162
Chiesi	$5,544	$2,563	$17,217	$2,781
Total revenues from selling goods	$10,168	$8,812	$30,309	$21,222
Revenues from license and R&D services	$177	$5,371	$24,699	$17,799

NOTE 5 – STOCK TRANSACTIONS

(a)	Authorized Capital

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

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(b)	At-the-Market (ATM) Offering

During the nine months ended September 30, 2023, the Company sold, in the aggregate, 12,560,150 shares of Common Stock under the 2023 Sales Agreement. The Company generated aggregate gross proceeds equal to approximately $24.9 million in connection with such sales. All such sales were completed during the quarters ended March 31, 2023 and June 30, 2023. No sales were completed during the three-months ended September 30, 2023.

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

No warrants were exercised during the three months ended September 30, 2023.

(d)Conversion of 2024 Notes

During the nine months ended September 30, 2023, the Company issued, in the aggregate, 4,691,623 shares of Common Stock in connection with the conversions of 2024 Notes. In connection with such conversions, during the nine months ended September 30, 2023, the Company paid to the converting holders $0.9 million representing cash payments due to accrued but unpaid interest, make-whole interest payments and payments in lieu of fractional shares. As a result of the conversions, the total principal amount of the 2024 Notes decreased by approximately $8.3 million.

No 2024 Notes were converted during the three months ended September 30, 2023.

(e)Stock based compensation

1)	On June 28, 2023, at the Annual Meeting, the Company’s stockholders, among other matters, adopted amendments to the Company’s Amended and Restated 2006 Employee Stock Incentive Plan, as amended (the “Plan”) to increase the number of shares of Common Stock available under Plan from 8,475,171 shares to 12,475,171 shares and to amend certain other terms of the Plan.
2)	On August 15, 2023, the Company granted, with the approval of the Company’s compensation committee, 1,371,362 shares of restricted Common Stock, in the aggregate, to certain of the Company’s officers under the Plan. Of such grants, 200,000 shares of restricted Common Stock vested upon grant, 600,000 shares of restricted Common Stock vest over a two-year period in eight equal quarterly increments and the remaining 571,362 shares of restricted Common Stock vest over a three-year period in 12 equal quarterly increments. The Company estimated the fair value of the restricted stock on the date of grant to be approximately $2.7 million.
3)

On August 15, 2023, the Company granted, with the approval of the Company’s compensation committee, 10-year options to purchase 1,056,315 shares of Common Stock, in the aggregate, to certain of the Company’s officers and other employees under the Plan. The options have an exercise price equal to $1.99 per share and vest over a three-year period in 12 equal quarterly increments. Vesting of the options granted to executive officers is subject to automatic acceleration in full upon a Corporate Transaction or a Change in Control, as those terms are defined in the Plan, and are subject to certain other terms and conditions. The Company estimated the aggregate fair value of the options on the date of grant using the Black-Scholes option-pricing model to be approximately $1.5 million.

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On September 14, 2023, the Company granted, with the approval of the Company’s compensation committee, 10-year options to purchase 85,715 shares of Common Stock, in the aggregate, to the new Chairman of the Company’s Board of Directors under the Plan. The options have an exercise price equal to $1.75 per share and vest over a three-year period in 12 equal quarterly increments. Vesting of the options is subject to automatic acceleration in full upon a Corporate Transaction or a Change in Control, as those terms are defined in the Plan, and are subject to certain other terms and conditions. The Company estimated the aggregate fair value of the options on the date of grant using the Black-Scholes option-pricing model to be approximately $0.1 million.

On September 29, 2023, the Company granted, with the approval of the Company’s compensation committee, 10-year options to purchase 308,380 shares of Common Stock, in the aggregate, to the non-executive directors of the Company’s Board of Directors, other than the Chairman, under the Plan. The options have an exercise price equal to $1.66 per share and vest over a three-year period in 12 equal quarterly increments. Vesting of the options is subject to automatic acceleration in full upon a Corporate Transaction or a Change in Control, as those terms are defined in the Plan, and are subject to certain other terms and conditions. The Company estimated the aggregate fair value of the options on the date of grant using the Black-Scholes option-pricing model to be approximately $0.4 million.

The fair value of each option granted during the three-month period ended September 30, 2023 is estimated at the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions were applied in determining the fair value of the options described in this Note 5(e)(3) on their respective grant dates:

Weighted average grants date fair value (USD)	1.34
Exercise price (USD)	1.91
Risk free rate	4.40%
Volatility	79.40%
Dividend yield	0%
Expected life (Years)	5.75

NOTE 6 – EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is calculated by dividing the net income (loss) by the weighted average number of shares of Common Stock outstanding during each period.

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

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Basic and diluted net earnings (loss) per share attributable to common stockholders were calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share data)	2023	2022	2023	2022
Numerator:
Net income (loss)	$(1,852)	$(3,567)	$14,356	$(11,187)
Add:
Financial expenses of 2024 Notes*	$(1,766)	—	$(1,610)	—
Net income (loss) for diluted calculation	$(3,618)	$(3,567)	$12,746	$(11,187)
Denominator:
Weighted average shares of Common Stock outstanding for basic calculation	72,281,681	49,498,105	65,811,506	47,582,733
Weighted average dilutive effect of 2024 Notes	11,500,998	—	13,981,660	—
Weighted average dilutive effect of stock options	—	—	1,247,115	—
Weighted average shares of Common Stock outstanding for diluted calculation	83,782,679	49,498,105	81,040,281	47,582,733

* Financial expenses on 2024 Notes consists of add back of financial expense incurred during the period and inclusion of make-whole interest payments that will be incurred upon conversion.

Diluted earnings (loss) per share do not include 19,429,910 and 18,399,260 shares of Common Stock underlying outstanding stock options and warrants of the Company for the three and nine months ended September 30, 2023, respectively, because the effect would be anti-dilutive.

Diluted earnings (loss) per share do not include 33,922,624 and 33,295,154 shares of Common Stock underlying outstanding stock options, warrants and the 2024 Notes for the three and nine months ended September 30, 2022, respectively, because the effect would be anti-dilutive.

NOTE 7 – TAXES ON INCOME

The following table summarizes the Company’s taxes on income:

	Three Months Ended	Nine Months Ended
(U.S. dollars in thousands)	September 30, 2023	September 30, 2023
Current taxes on income	$95	$3,728
Deferred taxes on income	38	(3,092)
Total taxes on income	$133	$636

The Company had an effective tax rate of 4% for the nine months ended September 30, 2023, compared to an effective tax rate of 0% for the nine months ended September 30, 2022. For the nine months ended September 30, 2023, the difference between the Company’s effective tax rate and the U.S. federal statutory rate of 21% was the result of the provision for current taxes on income mainly derived from U.S. taxable GILTI income mainly in respect of milestone payments and Section 174 of the U.S. Tax Cuts and Jobs Act, which was enacted in December 2017 (the “TCJA”), partially offset by the release of the valuation allowance on net operating losses (NOLs) in the United States.

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

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Section 174 of the TCJA which requires the Company to capitalize and amortize its research and development expenses over 15 years; and (iii) its forecasted profits in the United States following the regulatory approvals of Elfabrio.

NOTE 8 – SUPPLEMENTARY FINANCIAL STATEMENT INFORMATION

Balance sheets:

	September 30,	December 31,
(U.S. dollars in thousands)	2023	2022
Accounts payable and accruals – other:
Payroll and related expenses	$1,239	$1,216
Interest Payable	123	719
Provision for vacation	1,471	1,404
Accrued expenses	9,249	7,478
Royalties payable	332	781
Income tax payable	3,257	530
Reserve for deductions from revenue	2,816	—
Property and equipment suppliers	253	143
	$18,740	$12,271

NOTE 9 – SUBSEQUENT EVENTS

1)	On October 4, 2023 the Company collected approximately $6.4 million from sales to Chiesi.
2)

On October 15, 2023, the Company granted, with the approval of the Company’s compensation committee, 10-year options to purchase 250,000 shares of Common Stock to a new officer of the Company under the Plan. The options have an exercise price equal to $1.48 per share and vest over a three-year period in 12 equal quarterly increments. The Company estimated the aggregate fair value of the options on the date of grant using the Black-Scholes option-pricing model to be approximately $0.26 million.

3)

Because the Company's operations are conducted in the State of Israel, the business and operations may be directly affected by economic, political, geopolitical and military conditions in Israel. In October 2023, Hamas terrorists infiltrated Israel’s southern border from the Gaza Strip and conducted a series of attacks on civilian and military targets. Hamas also launched extensive rocket attacks on Israeli population and industrial centers located along Israel’s border with the Gaza Strip and in other areas within the State of Israel attacking a number of civilian and military targets while simultaneously launching extensive rocket attacks on the Israeli population and industrial centers. At the same time, clashes between Israel and Hezbollah in Lebanon have increased. In response, Israel’s security cabinet declared war against the Hamas and a military campaign against these terrorist organizations commenced in parallel to their continued rocket and terror attacks. Moreover, the attacks by Hamas and Hezbollah, and Israel’s defensive measures, may result in a greater regional conflict. It is currently not possible to predict the duration or severity of the ongoing conflict or its effects on our business, operations and financial conditions. The ongoing conflict is rapidly evolving and developing, and could disrupt certain of our business and operations, among others.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
AND RISK FACTORS SUMMARY

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the consolidated financial statements and the related notes included elsewhere in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2022. Some of the information contained in this discussion and analysis, particularly with respect to our plans and strategy for our business and related financing, includes forward-looking statements within the meanings of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, including statements regarding expectations, beliefs, intentions or strategies for the future. When used in this report, the terms “anticipate,” “believe,” “estimate,” “expect,” “can,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” and words or phrases of similar import, as they relate to our company or our management, are intended to identify forward-looking statements. We intend that all forward-looking statements be subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance, and we undertake no obligation to update or revise, nor do we have a policy of updating or revising, any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, except as may be required under applicable law. Forward-looking statements are subject to many risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements as a result of several factors including those set forth under “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 and in this Quarterly Report on Form 10-Q.

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
●the possible disruption of our operations due to the war declared by Israel’s security cabinet against the Hamas terrorist organization located in the Gaza Strip, the military campaign against the Hezbollah and other terrorist activities and armed conflict, including as a result of the disruption of the operations of certain regulatory authorities and of certain of our suppliers, collaborative partners, licensees, clinical trial sites, distributors and customers;
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
●the possibility of infringing a third-party’s patents or other intellectual property rights and the uncertainty of obtaining patents covering our products and processes and successfully enforcing our intellectual property rights against third-parties; and
●risks relating to changes in healthcare laws, rules and regulations in the United States or elsewhere.

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

Recent Company Developments

●On August 15, 2023, Chiesi announced that the UK Medicines and Healthcare products Regulatory Agency (MHRA) had granted marketing authorization for Elfabrio in Great Britain for long-term enzyme replacement therapy in adult patients with a confirmed diagnosis of Fabry disease.

●On September 11, 2023, Swissmedic, the national authorization and supervisory authority for drugs and medical products in Switzerland, announced the approval of Elfabrio in Switzerland for long-term enzyme replacement therapy in adult patients with a confirmed diagnosis of Fabry disease.
●On September 12, 2023, we announced the appointment of Eliot Richard Forster, Ph.D. as Chairman of our Board of Directors effective as of September 14, 2023. Zeev Bronfeld, the former Chairman of Protalix’s Board retired from our company for personal reasons, effective as of the same date.

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

In August and September of 2023, Elfabrio was approved in Great Britain and Switzerland, respectively, for long-term enzyme replacement therapy in adult patients with a confirmed diagnosis of Fabry disease.

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

The global market for Fabry disease, that includes Sanofi’s Fabrazyme®, Shire’s (acquired by Takeda Pharmaceutical Company Limited) Replagal®, and Amicus Therapeutics’ Galafold®, among others, was approximately $2.0 billion in 2022, is forecasted to be approximately $2.0 billion in 2023 and is forecasted to grow at a CAGR of approximately 10% from 2022-2029.

In preclinical studies, PRX-102 showed significantly longer half-life due to higher enzyme stability, enhanced activity in Fabry disease affected organs leading to reduction of the accumulated substrate and reduced immunogenicity, which together can potentially lead to improved efficacy through increased substrate clearance and significantly lower formation of anti-drug antibodies, or ADAs. In 2015, we completed a phase I/II clinical trial of PRX-102 (NCT01678898), which was a worldwide, multi-center, open-label, dose ranging study designed to evaluate the safety, tolerability, pharmacokinetics, immunogenicity and efficacy parameters of PRX-102 in adult patients with Fabry disease. Our phase III clinical program, which has now been completed, included the following three separate studies:

The BALANCE study (PB-102-F20, NCT02795676), a pivotal 24-month, randomized, double blind, active control study of PRX-102 in adult Fabry patients with deteriorating renal function that was designed to evaluate the safety and efficacy of 1 mg/kg of PRX-102 administered every two weeks compared to agalsidase beta;

The BRIDGE study (PB-102-F30, NCT03018730), a 12-month open-label, single arm switch-over study evaluating the safety and efficacy of PRX-102, 1 mg/kg infused every two weeks, in up to 22 Fabry patients previously treated with agalsidase alfa for at least two years and on a stable dose for at least six months; and

The BRIGHT study (PB-102-F50, NCT03180840), a multicenter, multinational open-label, switch-over study designed to evaluate the safety, efficacy and pharmacokinetics of treatment with 2 mg/kg of PRX-102 administered every four weeks for 52 weeks (a total of 14 infusions). The 2 mg/kg every four weeks dosage was not approved by the EMA, FDA or any other jurisdiction.

Patients who completed the BALANCE, BRIDGE and BRIGHT studies, and the extension of the phase I/II study, were offered the opportunity to continue PRX-102 treatment in one of two long-term open-label extension studies. Overall, 126 subjects who participated in our PRX-102 clinical program initially opted, with the advice of the treating physician, to enroll in one of our long-term, open label, extension studies of PRX-102: 97 patients in the 1 mg/kg every two weeks extension study (PB-102-F60, NCT03566017) (10 subjects who completed an extension study from the phase I/II study, 18 subjects who completed the BRIDGE study, 69 subjects who completed the BALANCE study); and 29 subjects who completed the BRIGHT study in the 2 mg/kg every four weeks extension study (PB-102-F51, NCT03614234). Two of the subjects in the PB-102-F51 study are being treated with 1 mg/kg every two weeks. As of March 1, 2023, sponsorship of the two extension studies was transferred to Chiesi, and Chiesi is now administering the open-label extension studies.

Over time, and as Elfabrio is approved for marketing in different jurisdictions, participants withdraw from the open-label extension studies. Some of the withdrawals transfer to a commercial setting, others withdraw for other reasons.

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

The FDA publicly released the internal review documents for Elfabrio (pegunigalsidase alfa-iwxj) injection BLA 761161. These documents provide previously unavailable additional information regarding the basis for the FDA’s May 2023 approval decision. In particular, the FDA determined that substantial evidence of effectiveness for Elfabrio in Fabry patients was established with one adequate and well-controlled study (Study PB-102-F01/02) with confirmatory evidence provided by the BALANCE study (also referred to as Study PB-102-F20). The FDA review team also concluded that the BALANCE study met its primary efficacy endpoint, which assessed the annualized rate of change in eGFR (estimated glomerular filtration rate) over 104 weeks (two years).

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

Commercialization Agreements with Chiesi Farmaceutici

We have entered into two exclusive global licensing and supply agreements for PRX-102 for the treatment of Fabry disease with Chiesi. The agreements have significant revenue potential for Protalix. Under the agreements, Protalix Ltd. has received $50.0 million in upfront payments and development cost reimbursements of $45.0 million, and is entitled to approximately $1.0 billion in potential milestone payments as well as additional payments as consideration for drug product supply. The additional payments for drug product supplied are based on the average selling price of the drug product in the relevant territory multiplied by tiered payments, as detailed below. During the quarter ended June 30, 2023, we received net proceeds of $20.0 million representing a milestone payment earned upon the FDA’s approval of Elfabrio for adult Fabry patients.

On October 19, 2017, Protalix Ltd. and Chiesi entered into the Chiesi Ex-US Agreement pursuant to which Chiesi was granted an exclusive license for all markets outside of the United States to commercialize PRX-102. Under the Chiesi Ex-US Agreement, Chiesi made an upfront payment to Protalix Ltd. of $25.0 million in connection with the execution of the agreement, and Protalix Ltd. was entitled to additional payments of up to $25.0 million in development costs in the aggregate, capped at $10.0 million per year. Protalix Ltd. is also eligible to receive additional payments of up to a maximum of $320.0 million in regulatory and commercial milestone payments. Protalix Ltd. agreed to manufacture all of the PRX-102 needed for all purposes under the agreement, subject to certain exceptions, and Chiesi will purchase PRX-102 from Protalix Ltd., subject to certain terms and conditions. Chiesi is required to make tiered payments for drug product purchased from Protalix based on the average selling price of the drug product in the relevant territory multiplied by 15% to 35%, depending on the amount of annual net sales outside of the United States.

On July 23, 2018, Protalix Ltd. entered into the Chiesi US Agreement with respect to the development and commercialization of PRX-102 in the United States. Protalix Ltd. received an upfront, non-refundable, non-creditable payment of $25.0 million from Chiesi and was entitled to additional payments of up to a maximum of $20.0 million to cover development costs for PRX-102, capped at $7.5 million per year. Protalix Ltd. is also eligible to receive additional payments of up to a maximum of $760.0 million, in the aggregate, in regulatory and commercial milestone payments. Chiesi agreed to make tiered payments for drug product purchased from Protalix based on the average selling price of the drug product in the United States multiplied by 15% to 40%, subject to certain terms and conditions, depending on the amount of annual net sales in the United States.

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

The global market for Gaucher disease, that includes Sanofi’s Cerezyme®, Shire’s Vpriv® and Sanofi’s Cerdelga®, among others, was $1.6 billion in 2022, is forecasted to be approximately $1.4 billion in 2023 and is forecasted to grow at a CAGR of approximately 1.6% from 2023-2029.

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

On March 21, 2023, the first patient was dosed in our phase I First in Human (FIH) clinical trial of PRX-115, a double-blind, placebo-controlled trial designed to evaluate the safety, pharmacokinetics, pharmacodynamics (reduction of uric acid) and immunogenicity of PRX-115 in patients with elevated uric acid levels (>6.0 mg/dL). The trial is a single ascending dose (SAD) study with up to seven cohorts, and patients are to be randomized 3:1 to receive a single intravenous (IV) dose of PRX-115 or a placebo. The study is being conducted at New Zealand Clinical Research (NZCR) under the New Zealand Medicines and Medical Devices Safety Authority (MedSafe) and the Health and Disability Ethics Committee (HDEC) guidelines, and is expected to enroll up to 56 patients with no previous exposure to PEGylated uricase. As of September 30, 2023, 32 patients have been dosed in this trial.

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

Currently available urate-lowering therapies, or ULTs, can be effective in treating gout. However, we believe that new effective, safe therapies are needed to treat severe gout and chronic refractory gout regardless of treatment history. One treatment option may be a therapeutic use of the uricase enzyme which converts uric acid to allantoin, which is easily eliminated through urine. The uricase enzyme does not exist naturally in humans. To date, two variants of recombinant uricases are approved for marketing: (i) Krystexxa® (pegloticase) for treatment of chronic gout refractory to conventional therapy (gout patients who have contraindication/failure of other lowering uric acid treatments) and (ii) Elitek®, indicated for the treatment of tumor lysis syndrome but not gout. Both have a black box warning for anaphylaxis and other major side-effects. In particular, 89% of patients treated with Krystexxa developed an immunogenic response associated with a failure to maintain normalization of serum uric acid levels over a 6-month therapy cycle. In addition, a phase IV study demonstrates that co-treatment with Krystexxa and methotrexate prolongs efficacy and increases tolerability in patients with refractory gout. Krystexxa is no longer marketed in the European Union. The EC withdrew the marketing authorization for Krystexxa in 2016 at the request of the marketing authorization holder which notified the EC of its decision not to market the product in the European Union for commercial reasons.

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

Intellectual Property

A key element of our overall strategy is to establish a broad portfolio of patents to protect our proprietary technology, proprietary product and product candidates and their methods of use. As of September 30, 2023, we hold a broad portfolio of over 85 patents in Europe, the United States, Israel and additional countries worldwide, as well as over 45 pending patent applications.

Scientific Presentations and Publications

On August 21, 2023, an article disclosing six-year results from our Phase I/II clinical trial of pegunigalsidase alfa was accepted for publication by Genetics in Medicine. The article entitled “Long-term safety and efficacy of pegunigalsidase alfa: A multicenter 6-year study in adult patients with Fabry disease,” was authored by Dr. Derralynn Hughes of University College London in London, UK, a principal investigator in our clinical trials of PRX-102, and was made available online on August 24, 2023.

Yael Hayon, Ph.D., our Vice President, Research & Development, gave a presentation at the Next Generation Protein Therapeutics Summit on September 20, 2023.The summit was held at the Boston Convention and Exhibition Center, Boston MA, on September 18 through 20, 2023.

On October 21, 2023, an article entitled “Safety and efficacy of pegunigalsidase alfa in patients with Fabry disease who were previously treated with agalsidase alfa: results from BRIDGE, a phase 3 open‑label study,” was published online. The article was authored by Ales Linhart, MD, Charles University, Praha, Czech Republic, a principal investigator in our clinical trials of PRX-102, and others.

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

Results of Operations

Three months ended September 30, 2023 compared to the three months ended September 30, 2022

Revenues from Selling Goods

We recorded revenues from selling goods of $10.2 million during the three months ended September 30, 2023, an increase of $1.4 million, or 16%, compared to revenues of $8.8 million for the three months ended September 30, 2022. The increase resulted primarily from an increase of $3.0 million in sales to Chiesi, following the approvals by the FDA and the EMA of Elfabrio, and of $0.6 million in sales to Brazil, partially offset by a $2.2 million decrease in sales to Pfizer.

Revenues from License and R&D Services

We recorded revenues from license and R&D services of $0.2 million for the three months ended September 30, 2023, a decrease of $5.2 million, or 96%, compared to revenues of $5.4 million for the three months ended September 30, 2022. Revenues from license and R&D services are comprised primarily of revenues we recognized in connection with the Chiesi Agreements. As of March 1, 2023, sponsorship of the extension studies was transferred to Chiesi, and Chiesi is now administering all open-label extension studies.

Cost of Goods Sold

Cost of goods sold was $4.9 million for the three months ended September 30, 2023, a decrease of $2.2 million, or 31%, from cost of goods sold of $7.1 million for the three months ended September 30, 2022. The decrease in cost of goods sold was primarily the result of the decrease in sales to Pfizer, partially offset by an increase in sales of Elfabrio to Chiesi and of Elelyso to Brazil.

Research and Development Expenses

For the three months ended September 30, 2023, our total research and development expenses were approximately $3.7 million comprised of approximately $1.0 million of subcontractor-related expenses, approximately $1.9 million of salary and related expenses, approximately $0.2 million of materials-related expenses and approximately $0.6 million of other expenses. For the three months ended September 30, 2022, our total research and development expenses were approximately $7.4 million comprised of approximately $4.9 million in subcontractor-related expenses, approximately $1.7 million of salary and related expenses, approximately $0.2 million of materials-related expenses and approximately $0.6 million of other expenses.

Total decrease in research and developments expenses for the three months ended September 30, 2023 was $3.7 million, or 50%, compared to the three months ended September 30, 2022. The decrease in research and development expenses primarily resulted from the completion of our Fabry clinical program and the regulatory processes related to the BLA and MAA review of Elfabrio by the applicable regulatory agencies.

We expect research and development expenses to continue to be our primary expense as we enter into a more advanced stage of preclinical and clinical trials for certain of our product candidates.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $3.7 million for the three months ended September 30, 2023, an increase of $0.9 million, or 32%, compared to $2.8 million for the three months ended September 30, 2022. The increase resulted primarily from an increase of approximately $0.6 million in salary and related expenses due to one-time cash bonuses and an increase in share-based compensation.

Financial Income, Net

Financial income, net were $0.2 million for the three months ended September 30, 2023, compared to financial expenses, net of $0.4 million for the three months ended September 30, 2022. The change resulted primarily from an increase of $0.3 million in interest income.

Income taxes

In the three months ended September 30, 2023, we recorded income taxes of approximately $0.1 million which were primarily the result of the provision for current taxes in respect of Section 174 of the TCJA.

Nine months ended September 30, 2023 compared to the nine months ended September 30, 2022

Revenues from Selling Goods

We recorded revenues from selling goods of $30.3 million during the nine months ended September 30, 2023, an increase of $9.1 million, or 43%, compared to revenues of $21.2 million for the nine months ended September 30, 2022. The increase resulted primarily from an increase of $14.4 million in sales to Chiesi, following the approvals by the FDA and the EMA of Elfabrio, which was partially offset by a decrease of $3.3 million in sales to Pfizer of $2.0 million in sales to Brazil, resulting from timing differences.

Revenues from License and R&D Services

We recorded revenues from license and R&D services of $24.7 million for the nine months ended September 30, 2023, an increase of $6.9 million, or 39%, compared to revenues of $17.8 million for the nine months ended September 30, 2022. The increase resulted from the $20.0 million regulatory milestone payment from Chiesi in connection with the FDA approval of Elfabrio which was partially offset by a decrease of $13.1 million in revenues recognized in connection with the Chiesi Agreements. Revenues from license and R&D services are comprised primarily of revenues we recognized in connection with the Chiesi Agreements.

Cost of Goods Sold

Cost of goods sold was $14.1 million for the nine months ended September 30, 2023, a decrease of $3.1 million, or 18%, from cost of goods sold of $17.2 million for the nine months ended September 30, 2022. The decrease in cost of goods sold was primarily the result of a decrease in sales of goods to Brazil and to Pfizer which was partially offset by an increase in sales of Elfabrio to Chiesi. Sales to Chiesi included certain drug substance costs which had already been recognized as research and development expenses as it was produced as part of research and development activities. Accordingly, the related cost of goods sold does not include the costs of such drug substance.

Research and Development Expenses

For the nine months ended September 30, 2023, our total research and development expenses were approximately $14.0 million comprised of approximately $6.2 million in subcontractor-related expenses, approximately $5.5 million of salary and related expenses, approximately $0.5 million of materials-related expenses and approximately $1.8 million of other expenses. For the nine months ended September 30, 2022, our total research and development expenses were approximately $23.7 million comprised of approximately $15.1 million in subcontractor-related expenses, approximately $5.4 million of salary and related expenses, approximately $1.2 million of materials-related expenses and approximately $2.0 million of other expenses.

Total decrease in research and developments expenses was $9.7 million, or 41%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The decrease in research and development expenses primarily resulted from the completion of our Fabry clinical program and of the regulatory processes related to the BLA and MAA review of Elfabrio by the applicable regulatory agencies.

We expect research and development expenses to continue to be our primary expense as we enter into a more advanced stage of preclinical and clinical trials for certain of our product candidates.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $10.8 million for the nine months ended September 30, 2023, an increase of $2.2 million, or 26%, compared to $8.6 million for the nine months ended September 30, 2022. The increase resulted primarily from an increase of approximately $1.5 million in salary and related expenses due to one-time cash bonuses and increase in share-based compensation, an increase of $0.2 million in professional fees and of $0.3 million in travel, conferences and employee training expenses.

Financial Expenses, Net

Financial expenses, net were $1.1 million for the nine months ended September 30, 2023, an increase of $0.4 million, or 57%, compared to $0.7 million for the nine months ended September 30, 2022. The increase was primarily due to a decrease of $0.6 million in income related to exchange rates as well as an increase in our convertible notes related expenses of $0.5 million net of a gain recognized due to conversions of a portion of the 2024 Notes of $0.4 million and a $0.3 million increase in interest income.

Income taxes

In the nine months ended September 30, 2023, we recorded income taxes of approximately $0.6 million which were primarily the result of the provision for current taxes in respect of Section 174 of the TCJA. Section 174 eliminated the option to immediately deduct research and development expenses in the year incurred and requires us to capitalize and amortize these expenditures over 15 years (for out of U.S.-based research and development). In addition, during the nine months ended September 30, 2023, we released a valuation allowance related to deferred tax assets of the U.S. jurisdiction that resulted in a net benefit to tax expense of $3.1 million.

Liquidity and Capital Resources

Our sources of liquidity includes our cash and cash equivalents balance. At September 30, 2023, we had $41.0 million in cash, cash equivalents and short term bank deposits. We have primarily financed our operations through equity and debt financings, business collaborations, and grants funding.

During the year ended December 31, 2022, we raised gross proceeds equal to approximately $8.7 million from the sale of 7,473,038 shares of our common stock under our ATM program. During the six months ended June 30, 2023, we raised gross proceeds equal to approximately $24.9 million from sales of common stock under our ATM program through the sale of 12,560,150 shares of our common stock of which 4,347,668 shares were sold; we did not sell any common stock under our ATM program during the three-months ended September 30, 2023.

On August 25, 2021, we completed exchanges, or the Exchanges, of a substantial majority of our then outstanding 7.50% Senior Secured Convertible Notes due 2021, or the 2021 Notes, with institutional note holders of a substantial majority of the 2021 Notes. The Exchanges involved the exchange of an aggregate of $54.65 million principal amount of our 2021 Notes for an aggregate of $28.75 million principal amount of newly issued 7.50% Senior Secured Convertible Notes due 2024, or the 2024 Notes, $25.90 million in cash, and approximately $1.1 million in cash representing accrued and unpaid interest through the closing date. The initial conversion rate for the 2024 Notes is 563.2216 shares of our common stock for each $1,000 principal amount of 2024 Notes (equivalent to an initial conversion price of approximately $1.7755 per share of common Stock, subject to adjustment in certain circumstances. This initial conversion price represents a premium of approximately 32.5% relative to the closing price of the common stock on the NYSE American on August 13, 2021. After giving effect to the Exchanges, $3.27 million aggregate principal amount of the 2021 Notes remained outstanding. On November 15, 2021, all of the then outstanding 2021 Notes matured and were paid in full. As a result of the conversion of 2024 Notes during the nine months ended September 30, 2023, the total principal amount of our remaining 2024 Notes outstanding decreased by approximately $8.3 million. As of September 30, 2023, the total principal amount of our 2024 Notes outstanding was $20.42 million.

The 2024 Notes were issued pursuant to the Indenture dated as of August 24, 2021 between us, the guarantors party thereto, The Bank of New York Mellon Trust Company, N.A., as trustee and Wilmington Savings Fund Society, FSB, as collateral agent, or the 2024 Indenture. Interest on the Notes are payable semi-annually at a rate of 7.50% per annum. The 2024 Notes will mature on September 1, 2024, unless earlier purchased, converted, exchanged or redeemed, and are guaranteed by our subsidiaries. The 2024 Notes are secured by perfected liens on all of our assets, including those of our subsidiaries. Under the terms of the 2024 Indenture, we are required to comply with certain covenants, including the requirement to maintain a minimum cash balance of at least $7.5 million. Failure to comply with such covenants may result in an event of default under the 2024 Indenture and, accordingly, may result in the acceleration of the payment of the notes or in additional interest payments. As of September 30, 2023, we were in compliance with all covenants.

We believe that our cash, cash equivalents and short term bank deposits as of September 30, 2023 are sufficient to satisfy our capital needs for at least 12 months from the date that these financial statements are issued.

Cash Flows

Net cash used in operations was $4.9 million for the nine months ended September 30, 2023. The net income for the nine months ended September 30, 2023 of $14.4 million was decreased by a $13.2 million decrease in contracts liability, a $3.1 million increase in deferred tax assets, a $4.8 million increase in inventories, a $4.2 million increase in accounts receivable-trade and other assets and a $0.5 million financial income-net (mainly currency exchange differences). The net income was increased by a $3.8 million increase in accounts payable and accruals, $2.1 million in share-based compensation and $0.9 million in depreciation. Net cash used in investing activities for the nine months ended September 30, 2023 was $16.4 million and consisted primarily of net investment in bank deposits.

Net cash provided by financing activities was $24.7 million resulting primarily from the sale of common stock under our ATM program.

Net cash used in operations was $22.4 million for the nine months ended September 30, 2022. The net loss for the nine months ended September 30, 2022 of $11.2 million was increased by a $5.5 million decrease in contracts liability, a $4.4 million decrease in accounts payable and accruals, a $5.7 million increase in accounts receivable and other assets and an increase of $1.1 million in financial income, net (mainly exchange differences), and was partially offset by a $3.4 million decrease in inventories and a $1.5 million in share-based compensation. Net cash used in investing activities for the nine months ended September 30, 2022 was $10.0 million and consisted primarily of net investment in bank deposits. Net cash provided by financing activities was $4.2 million resulting mainly from the sale of common stock under our ATM program.

As a result of our significant research and development expenditures and the lack of significant revenue from sales of taliglucerase alfa, we have generated operating losses from our continuing operations since our inception. Our outstanding 2024 Notes are secured by a perfected lien on all of our assets. Under the terms of the 2024 Indenture, we are required to comply with certain covenants, including the requirement to maintain a minimum cash balance of at least $7.5 million. Failure to comply with such covenants may result in an event of default under the 2024 Indenture and, accordingly, may result in the acceleration of the payment of the notes or in additional interest payments. As of September 30, 2023, we were in compliance with all covenants.

During the nine months ended September 30, 2023, we issued, in the aggregate, 538,822 shares of our common stock in connection with cash and cashless exercises of our outstanding warrants to purchase shares of our common stock at an exercise price equal to $2.36 per share which were initially issued on March 18, 2020 as part of our private placement of common stock and warrants, or the 2020 Warrants. In connection with the exercises, we generated net proceeds equal to $0.7 million and retired 2020 Warrants to purchase 1,146,810 shares of common stock. As of September 30, 2023, 2020 Warrants to purchase 13,439,712 shares were outstanding.

In addition, during the nine months ended September 30, 2023, we issued, in the aggregate, 4,691,623 shares of our common stock in connection with a number of conversions of 2024 Notes. In connection with such conversions, during the nine months ended September 30, 2023, we paid to the converting holders $0.9 million representing cash payments due to accrued but unpaid interest, make-whole interest payments and payments in lieu of fractional shares. As a result of the conversion of 2024 Notes during the nine months ended September 30, 2023, the total principal amount of our remaining 2024 Notes outstanding decreased by approximately $8.3 million. As of September 30, 2023, the total principal amount of our 2024 Notes outstanding was $20.42 million.

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

We expect to finance our future cash needs through sales of our approved drug products (Elelyso and Elfabrio), corporate collaborations, licensing or similar arrangements, public or private equity offerings and/or debt financings. We currently do not have any commitments for future external funding, except with respect to milestone payments and royalties that may become payable under the Chiesi Agreements. As of September 30, 2023, shares of our common stock for total gross proceeds of approximately $6.4 million remain available to be sold under our 2023 Sales Agreement.

Effects of Currency Fluctuations

Currency fluctuations could affect us through increased or decreased acquisition costs for certain goods and services and salaries expenses. We do not believe currency fluctuations have had a material effect on our results of operations during the three and nine months ended September 30, 2023.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of each of September 30, 2023 and December 31, 2022.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,		December 31,
	2023	2022	2023	2022	2022
Average rate for period	3.745	3.402	3.643	3.315	3.360
Rate at period-end	3.824	3.543	3.824	3.543	3.519

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15f and 15d-15f under the Exchange Act) that occurred during the quarter ended September 30, 2023 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not involved in any material legal proceedings.

Item 1A. Risk Factors

Except as set forth below, there have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022 and in our Quarterly Reports on Form 10-Q for the three-month periods ended March 31, 2023 and June 30, 2023.

Significant parts of our operations are located in Israel and, therefore, our results may be adversely affected by political, economic and military conditions in Israel.

Our executive office and operations are located in the State of Israel. Accordingly, economic, geopolitical and military conditions in Israel directly affect our business. Any armed conflicts, political instability, terrorism, cyberattacks or any other hostilities involving Israel or the interruption or curtailment of trade between Israel and its present trading partners could affect adversely our operations. In October 2023, terrorists from the Hamas organization infiltrated Israel’s southern border from the Gaza Strip and in other areas within the State of Israel attacking a number of civilian and military targets while simultaneously launching extensive rocket attacks on the Israeli population and industrial centers. At the same time, clashes between Israel and Hezbollah in Lebanon have increased. In response, Israel’s security cabinet declared war against the Hamas and a military campaign against these terrorist organizations commenced in parallel to their continued rocket and terror attacks. The attacks by Hamas and Hezbollah, and Israel’s defensive measures, may result in a greater regional conflict. To date, our operations have not been adversely affected by this situation. Hostilities have not taken place where our facilities are located and we do not anticipate any disruption to the supply of Elfabrio or Elelyso. However, our facilities are in range of rockets that were fired from Lebanon into Israel during a 2006 war with the Hezbollah in Lebanon, and suffered minimal damages during one of the rocket attacks. Our insurance policies do not cover damages incurred in connection with these conflicts or for any resulting disruption in our operations. The Israeli government, as a matter of law, provides coverage for the reinstatement value of direct damages that are caused by terrorist attacks or acts of war; however, the government may cease providing such coverage or the coverage might not be enough to cover potential damages. If our facilities are damaged as a result of hostile action, our operations may be materially adversely affected.

Ongoing and revived hostilities or other Israeli political or economic factors, could prevent or delay future shipments of our products, harm our operations and product development and cause any future sales to decrease. In the event that hostilities disrupt the ongoing operation of our facilities or the airports and seaports on which we depend to import and export our supplies, materials, drug substance and other products, our operations may be materially adverse affected. It is currently not possible to predict the duration or severity of the ongoing conflict or its effects on our business, operations and financial conditions. The ongoing conflict is rapidly evolving and developing, and could disrupt certain of our business and operations, among others

Our operations may be disrupted by the obligations of our personnel to perform military service which could have a material adverse effect on our business.

Many of our male employees in Israel, including members of senior management, are obligated to perform up to one month (in some cases more) of annual military reserve duty until they reach the age of 45 and, in the event of a military conflict, could be called to active duty. To date, we have not suffered any disruptions to our operations from the absence of employees in connection with the recent military action. However, we continue to face the risk that our operations could be disrupted by the absence of a significant number of our employees related to military service or the absence for extended periods of military service of one or more of our key employees. Any such disruption may have a material adverse effect on our business, results of operations and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

During the quarter ended September 30, 2023, none of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Date	Filed or Furnished Herewith
3.1	Certificate of Incorporation of the Company	8-K	001-33357	3.1	April 1, 2016
3.2	Amendment to Certificate of Incorporation of the Company	Def 14A	001-33357	Appen. A	July 1, 2016
3.3	Second Amendment to Certificate of Incorporation of the Company	Def 14A	001-33357	Appen. A	October 17, 2018
3.4	Third Amendment to Certificate of Incorporation of the Company	8-K	001-33357	3.1	December 19, 2019
3.5	Fourth Amendment to Certificate of Incorporation of the Company	10-Q	001-33357	3.5	August 15, 2022
3.6	Fifth Amendment to Certificate of Incorporation of the Company	10-Q	001-33357	3.6	August 7, 2023
3.7	Bylaws of the Company	8-K	001-33357	3.2	April 1, 2016
4.1†	Form of Restricted Stock Agreement/Notice	8-K	001-33357	4.1	July 18, 2012
4.2	Description of Capital Stock	10-K	001-33357	4.7	February 27, 2023
4.3	Form of Warrant	8-K	001-33357	4.1	March 12, 2020
4.4†	Form of Stock Option Agreement (Executives)	10-Q	001-33357	4.8	August 10, 2020
4.5	Form of Stock Option Agreement (Standard)	10-Q	001-33357	4.9	August 10, 2020
4.6	Indenture, dated as of August 24, 2021, between Protalix BioTherapeutics, Inc., the guarantors party thereto, The Bank of New York Mellon Trust Company, N.A., as trustee and Wilmington Savings Fund Society, FSB, as collateral agent	8-K	001-33357	4.2	August 26, 2021
4.7	Form of Exchange Note (2024)	8-K	001-33357	4.3	August 26, 2021
10.1†	Amended and Restated Pro BioTherapeutics, Inc. 2006 Stock Incentive Plan, as amended	10-Q	001-33357	10.1	August 7, 2023
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Certification of Chief Executive Officer					X
32.2	18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Certification of Chief Financial Officer					X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	COVER PAGE INTERACTIVE DATA FILE (formatted as Inline XBRL and contained in Exhibit 101).
† Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROTALIX BIOTHERAPEUTICS, INC.
(Registrant)

Date: November 6, 2023	By:	/s/ Dror Bashan
Dror Bashan President and Chief Executive Officer (Principal Executive Officer)

Date: November 6, 2023	By:	/s/ Eyal Rubin
Eyal Rubin Senior Vice President and Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)