Form 10-K
period 2023-12-31
Protalix BioTherapeutics, Inc.
filed 2024-03-14
CIK 1006281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of June 30, 2023 was approximately $139.3 million, based on the closing price for shares of the Registrant’s common stock reported by the NYSE American for such date.

On March 1, 2024, approximately 73,052,124 shares of the Registrant’s common stock, par value $0.001 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement related to its 2024 Annual Stockholders’ Meeting to be filed subsequently are incorporated by reference into Part III of this Annual Report on Form 10-K. Except as expressly incorporated by reference, the registrant’s proxy statement shall not be deemed to be part of this report.

PROTALIX BIOTHERAPEUTICS, INC.

2023 FORM 10-K ANNUAL REPORT

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

Examples of the risks and uncertainties include, but are not limited to, the following:

●risks related to the commercialization of Elfabrio® (pegunigalsidase alfa-iwxj), our approved product for the treatment of adult patients with Fabry disease;
●risks relating to Elfabrio’s market acceptance, competition, reimbursement and regulatory actions, including as a result of the boxed warning contained in the U.S. Food and Drug Administration, or FDA, approval received for the product;
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
●risks related to our expectations with respect to the potential commercial value of our products and product candidates;
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
●delays in the approval or potential rejection of any applications we file with the FDA, European Medicines Agency, or EMA, or other health regulatory authorities for our other product candidates, and other risks relating to the review process;

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
●risks relating to changes to interim, top-line or preliminary data from clinical trials that we announce or publish;
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

Item 1.Business

We are a commercial stage biopharmaceutical company focused on the development, production and commercialization of recombinant therapeutic proteins produced via our proprietary ProCellEx® plant cell-based protein expression system. We are the first and only company to gain FDA approval of a protein produced through plant cell-based expression in suspension. Our unique expression system represents a new method for developing recombinant proteins in an industrial-scale manner.

To date, we have successfully developed two commercial products. On May 5, 2023, the European Commission, or EC, announced that it had approved the Marketing Authorization Application, or MAA, for Elfabrio and on May 9, 2023, the FDA announced that it had approved the Biologics License Application, or BLA, for Elfabrio (pegunigalsidase alfa-iwxj) injection BLA 761161, each for adult patients with a confirmed diagnosis of Fabry disease. Both approvals cover the 1 mg/kg every two weeks dosage. Elfabrio was approved by the FDA with a boxed warning for hypersensitivity reactions/anaphylaxis, consistent with Enzyme Replacement Therapy (ERT) class labeling, and Warnings/Precautions providing guidance on the signs and symptoms of hypersensitivity and infusion-associated reactions seen in the clinical studies as well as treatments to manage such events should they occur. The Warnings/Precautions for membranoproliferative glomerulonephritis (MPGN) alert prescribers to the possibility of MPGN and provide guidance for appropriate patient management. Overall, the FDA review team concluded that in the context of Fabry disease as a rare, serious disease with limited therapeutic options that may not be suitable to all individual patients, the benefit-risk of Elfabrio is favorable for the treatment of adults with confirmed Fabry disease. According to the EMA, overall, the benefit/risk balance of Elfabrio is positive in the claimed indication (Fabry disease). Elfabrio has also been approved for marketing in Great Britain, Switzerland and Israel.

The FDA publicly released the internal review documents for Elfabrio. These documents provide previously unavailable additional information regarding the basis for the FDA’s May 2023 approval decision. In particular, the FDA determined that substantial evidence of effectiveness for Elfabrio in Fabry patients was established with one adequate and well-controlled study (our phase I\II clinical trial of Fabry Disease, Study PB-102-F01/02) with confirmatory evidence provided by our phase III BALANCE clinical trial of PRX-102 for the treatment of Fabry disease, or the BALANCE study (also referred to as Study PB-102-F20). The FDA review team also concluded that the BALANCE study met its primary efficacy endpoint, which assessed the annualized rate of change in eGFR (estimated glomerular filtration rate) over 104 weeks. However, the FDA also determined that the results from the BALANCE study did not support a non-inferiority claim to the comparator product due to the lack of data to support a non-inferiority margin.

Our first product, Elelyso® (taliglucerase alfa, except in Brazil where it is marketed as BioManguinhos alfataliglicerase), an ERT for the treatment of patients with Gaucher disease was first approved by the FDA in May 2012 and is now approved for marketing in 23 markets including Brazil, Israel and others.

In addition, we are developing PEGylated uricase, or PRX-115, for the treatment of severe gout, Long Acting (LA) DNase I, or PRX-119, for the treatment of NETs-related diseases, and a number of other technologies and preclinical assets.

Our proprietary ProCellEx platform is being used to manufacture both of our approved and marketed products as well as PRX-115 and PRX-119.

Our strategy moving forward is to develop proprietary recombinant proteins designed to address high, unmet needs in the genetic and non-genetic rare disease space that are therapeutically superior to existing recombinant proteins currently marketed for the same indications. Consistent with this strategy, we have a number of product candidates in varying stages of the clinical development process.

Product Pipeline

ProCellEx: Our Proprietary Protein Expression System

ProCellEx is our proprietary platform used to produce and manufacture recombinant proteins through plant cell-based expression in suspension. ProCellEx consists of a comprehensive set of proprietary technologies and capabilities, including the use of advanced genetic engineering and plant cell culture technology, enabling us to produce complex, proprietary and biologically equivalent proteins for a variety of human diseases. Our protein expression system facilitates the creation and selection of high-expressing, genetically-stable cell lines capable of expressing recombinant proteins. We plan to execute on our strategy by developing tailored complex recombinant therapeutic proteins primarily produced through ProCellEx while genetically engineering and/or chemically modifying the proteins pre- and/or post-production. We intend such engineering and modifications to provide added clinical benefits by improving the biological characteristics (e.g., glycosylation, half-life, immunogenicity) of the therapeutic proteins.

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

We developed ProCellEx based on our plant cell culture technology for the development, expression and manufacture of recombinant proteins which are the essential foundation of modern biotechnology. We develop new, recombinant therapeutic proteins by using the natural capability of agrobacterium to transfer a DNA fragment into the plant chromosome, allowing the genome of the plant cell to code for specific proteins of interest. The agrobacterium-mediated transformed cells are then able to produce specific proteins, which are extracted and purified and can be used as therapies to treat a variety of diseases. We are the first and only company to gain FDA approval of a protein produced through plant cell-based expression, and with the recent approval of Elfabrio, we now have two commercial proteins produced through our platform.

Our ProCellEx technology can be utilized to express complex therapeutic proteins belonging to different drug classes, such as enzymes, hormones, monoclonal antibodies, cytokines and vaccines. The entire protein expression process, from initial nucleotide cloning to large-scale production of the protein product, occurs under Current Good Manufacturing Practice-, or cGMP-, compliant, controlled processes. Our plant cell culture technology uses cells, such as carrot and tobacco (BY-2) cells, which undergo advanced genetic engineering and/or chemical modifications, and are grown on an industrial scale in a disposable, flexible bioreactor system. Our system does not involve mammalian or animal-derived components or transgenic field-grown or whole plants at any point in the production process.

Cell growth, from initiating scale-up steps from a cell-bank through large-scale production takes place in a clean-room environment in flexible, sterile, custom-designed polyethylene bioreactors, and does not require the use of large stainless-steel bioreactors commonly used in mammalian-based systems for recombinant protein production. The ProCellEx reactors are easy to use and maintain, allow for rapid horizontal scale-up and do not involve the risk of mammalian viral contamination. Our bioreactors are well-suited for plant cell growth using a simple, inexpensive, chemically defined growth medium. The reactors, which are custom-designed and optimized for plant cell cultures, require low initial capital investment and are rapidly scalable at a low cost.

Plant Cell Production Advantages

ProCellEx®: Protalix’s Differentiated Plant Cell Protein Expression Platform

Business Highlights

We have two commercial products, each of which is an ERT; Elelyso and Elfabrio. Our pipeline of product candidates includes PEGylated uricase for the treatment of severe gout, Long Acting (LA) DNase I for the treatment of NETs and other technologies and preclinical assets.

Elelyso® (taliglucerase alfa)

Elelyso for the treatment of Gaucher disease is currently approved and marketed in 23 countries including the United States, Australia, Canada, Israel, Brazil, Russia and Turkey. In June 2012, the EMA’s Committee for Medicinal Products for Human Use, or the CHMP, issued a positive opinion regarding the benefit of Elelyso but did not immediately grant marketing authorization because of the ten-year market exclusivity granted to Vpriv® (Takeda Shire) in August 2010 for the same condition, which was extended for an additional two years, and expired in August 2022. We have granted the marketing rights to Elelyso globally, excluding Brazil, to Pfizer through an exclusive licensing agreement. We maintain the distribution rights to Elelyso in Brazil, where it is currently marketed as BioManguinhos alfataliglicerase, through the Supply and Technology Transfer Agreement, or the Brazil Agreement, we entered into on June 18, 2013, with Fiocruz, an arm of the Brazilian MoH. In 2023, we generated $12.5 million from sales of Elelyso to Pfizer and $10.4 million from sales of BioManguinhos alfataliglicerase to the Brazilian MoH.

Elfabrio® (pegunigalsidase alfa orPRX-102)

Elfabrio for the treatment of adult patients with Fabry disease, is our proprietary, plant cell culture expressed enzyme, and a chemically modified stabilized version of, the recombinant α-Galactosidase-A protein, a lysosomal enzyme. Elfabrio has been approved by the FDA for marketing in the United States, the European Union, Great Britain, Switzerland and Israel. In 2023, we generated $17.5 million from sales of Elfabrio to Chiesi.

Protalix Ltd., our wholly-owned subsidiary, has entered into two exclusive licensing and supply agreements with Chiesi for Elfabrio, one global excluding the United States and the second for the United States.

Uricase (PRX-115)

PEGylated Uricase (PRX-115)

PRX-115 is our plant cell-expressed recombinant PEGylated Uricase (urate oxidase) – a chemically modified enzyme under development for the potential treatment of severe gout. Gout is the most common inflammatory arthritis, affecting an estimated 14.0 million adults in the United States, 2.0 million in France, 2.0 million in United Kingdom, 0.7  million in Italy, 1.5 million in Germany, 0.7 million in Spain and over 190.0 million in China. An estimated approximately 5% of the gout population is considered to have chronic refractory disease. Gout results from sustained elevation of serum urate levels (hyperuricaemia). Urate levels may increase due to diet, genetic predisposition and environmental factors leading to the deposition of monosodium urate crystals, tophi, in joints, tendons and other tissues, which triggers recurrent episodes of pronounced acute inflammation, known as gout flares. Gout leads to substantial morbidity, severe pain, reduced quality of life, decreased physical function, increased healthcare costs, and lost economic productivity. Furthermore, gout is strongly associated with a number of comorbidities, including hypertension, cardiovascular disease, renal impairment, diabetes, obesity, hyperlipidaemia and frequently in a combination known as the metabolic syndrome.

PRX-119

PRX-119 is our plant cell-expressed PEGylated recombinant human DNase I product candidate which we are designing to have an elongated half-life in the circulation for the potential treatment of NETs-related diseases. NETs, or Neutrophil extracellular traps, are web-like structures released by activated neutrophils that trap and kill a variety of microorganisms. NETs are composed of DNA, histones, antimicrobial and pro-inflammatory proteins. Excessive formation or ineffective clearance of NETs can cause different pathological effects. NETs formation has been observed in various autoimmune, inflammatory and fibrotic conditions, diverse forms of thrombosis, cancer and metastasis. According to scientific literature, animal studies have demonstrated that DNase I treatment reduce NETs toxicity. Our proprietary modified DNase I may potentially enable effective treatment for these conditions.

2023 and Recent Company Developments

Recent Developments

●In January 2024, the Israeli Ministry of Health granted principle approval of Elfabrio for adult patients with a confirmed diagnosis of Fabry disease.

2023 Developments

●On February 21, 2023, we announced our participation in the 19th Annual WORLDSymposium™ 2023, which took place on February 22-26, 2023 at the Hilton Orlando in Orlando, Florida. We hosted an informational booth at the symposium.
●On March 21, 2023, the first patient was dosed in our phase I First-in-Human (FIH) clinical trial of PRX-115.
●Our decision to voluntarily delist our common stock from the Tel Aviv Stock Exchange took effect on March 22, 2023.
●On May 5, 2023, we announced that the EC had granted marketing authorization to Elfabrio in the European Union for the treatment of adult patients with Fabry disease.
●On May 10, 2023, we announced that the FDA had approved Elfabrio in the United States for the treatment of adult patients with Fabry disease.
●On June 28, 2023, we held our Annual Meeting of Stockholders at which our stockholders: (1) elected the seven persons nominated by our Board of Directors to serve as directors of our Company; (2) approved, on a non-binding, advisory basis, the compensation of our named executive officers; (3) approved, on a non-binding, advisory basis, one year as the frequency at which we will solicit stockholder approval of the compensation of our named executive officers; (4) adopted amendments to our Amended and Restated 2006 Stock Incentive Plan, as amended, to increase the number of shares of common stock available under such plan from 8,475,171 shares to 12,475,171 shares and to amend certain other terms of the plan; and (5) ratified the appointment of Kesselman & Kesselman, Certified Public Accountants (Isr.), a member of PricewaterhouseCoopers International Limited, as our independent registered public accounting firm for the fiscal year ending December 31, 2023. The meeting was adjourned until July 13, 2023 to allow us to continue to solicit stockholder approval for the proposal to increase the amount of shares of common stock authorized for issuance under our Certificate of Incorporation, as amended, or the Amended Charter, from 144,000,000 shares to 185,000,000 shares.
●On July 13, 2023, our stockholders approved an amendment to our Amended Charter to increase the amount of shares of common stock authorized for issuance thereunder from 144,000,000 shares to 185,000,000 shares.
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
●On September 14, 2023, Eliot Richard Forster, Ph.D. commenced his tenure as Chairman of our Board of Directors. Zeev Bronfeld, the former Chairman of our Board retired for personal reasons, effective as of the same date.

Our Marketed Products

Elelyso for the Treatment of Gaucher Disease

Elelyso (taliglucerase alfa), our first commercial product, was approved by the FDA in 2012 for injection as an ERT for the long-term treatment of adult patients with a confirmed diagnosis of type 1 Gaucher disease. In August 2014, the FDA approved Elelyso for injection for pediatric patients. Elelyso is the first plant cell derived recombinant protein to be approved by the FDA for the treatment of Gaucher disease and is now approved in 23 markets including the United States, Brazil, Israel and others.

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

The global market for Gaucher disease, that includes Sanofi’s Cerezyme®, Shire’s Vpriv® and Sanofi’s Cerdelga®, among others, was $1.6 billion in 2023, is forecasted to be approximately $1.6 billion in 2024 and is forecasted to grow at a CAGR of approximately 1% from 2023-2029.

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

Elfabrio for the Treatment of Fabry Disease

Elfabrio, our second commercial product, was approved by the EC for marketing in the EU and by the FDA for marketing in the United States in May 2023 for adult patients with Fabry disease. Both approvals cover the 1 mg/kg every two weeks dosage. Overall, the FDA review team concluded that in the context of Fabry disease as a rare, serious disease with limited therapeutic options that may not be suitable to all individual patients, the benefit-risk of Elfabrio is favorable for the treatment of adults with confirmed Fabry disease. According to the EMA, overall, the benefit/risk balance of Elfabrio is positive in the claimed indication (Fabry disease). The FDA publicly released the internal review documents for Elfabrio. These documents provide previously unavailable additional information regarding the basis for the FDA’s May 2023 approval decision. In particular, the FDA determined that substantial evidence of effectiveness for Elfabrio in Fabry patients was established with one adequate and well-controlled study, our phase I\II clinical trial of Fabry disease, with confirmatory evidence provided by the BALANCE study. The FDA review team also concluded that the BALANCE study met its primary efficacy endpoint, which assessed the annualized rate of change in eGFR (estimated glomerular filtration rate) over 104 weeks. However, the FDA also determined that the results from the BALANCE study did not support a non-inferiority claim to the comparator product due to the lack of data to support the non-inferiority margin.

In August and September of 2023, Elfabrio was approved in Great Britain and Switzerland, respectively, and by the Israeli Ministry of Health in January 2024, for long-term enzyme replacement therapy in adult patients with a confirmed diagnosis of Fabry disease.

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

The standard of care for Fabry disease is ERT. Currently, the ERTs for Fabry disease are agalsidase alfa, agalsidase beta, and now Elfabrio. Through an ERT, the missing α-galactosidase-A is replaced with a recombinant form of the protein via intravenous, or IV, infusion once every two weeks. Fabry disease, if left untreated, will progress from a less severe condition to a more serious one. It can have a significant impact on quality of life due to presence of serious, chronic and debilitating complications, including cardiovascular and renal complications, and comorbid conditions such as pain can have a significant impact on the psychological well-being of Fabry patients and their social functioning. Fabry disease involves substantial reduction in life expectancy. Causes of death are most often cardiovascular disease and, to a lesser extent, cerebrovascular disease and renal disease. The life expectancy of Fabry patients is significantly shorter compared to the general population. Untreated male Fabry patients may experience shortened lifespans to approximately 50 years, and 70 years for untreated female patients with Fabry disease. This represents a 20- and 10-year reduction of their respective lifespans.

The global market for Fabry disease, that includes agalsidase beta, Sanofi’s Fabrazyme®, agalsidase alfa, Shire’s (acquired by Takeda Pharmaceutical Company Limited) Replagal® and Amicus Therapeutics’ Galafold®, among others, is forecasted to be approximately $2.0 billion in 2023 and is forecasted to grow at a CAGR of 6.8% from 2023-2029 reaching approximately $3.1 billion in annual sales at the end of the decade.

Regulatory Background

On November 9, 2022, we, together with Chiesi, resubmitted to the FDA a BLA for PRX-102, the name we assigned to Elfabrio internally prior to its approvals, for the potential treatment of adult patients with Fabry disease. The initial BLA for PRX-102 was submitted to the FDA on May 27, 2020 under the FDA’s Accelerated Approval pathway, and the submission was subsequently accepted by the FDA and granted Priority Review designation. However, in April 2021, the FDA issued a complete response letter, or CRL, in response to the initial BLA. In preparation for the BLA resubmission, we and Chiesi participated in a Type A (End of Review) meeting with the FDA on September 9, 2021. As part of the meeting minutes provided by the FDA, which included the preliminary comments and meeting discussion, the FDA, in principle, agreed that the data package proposed to the FDA for a BLA resubmission had the potential to support a traditional approval of PRX-102 for the treatment of Fabry disease. The data package in the BLA resubmission, given the change in the regulatory landscape in the United States, included the final two-year analyses of our BALANCE study, which were completed in July 2022, and long-term data from our open-label extension study of PRX-102 in adult patients treated with a 2 mg/kg every four weeks dosage of PRX-102. The initial BLA included a comprehensive set of preclinical, clinical and manufacturing data compiled from our completed phase I/II clinical trial of PRX-102, including the related extension study, interim clinical data from our phase III BRIDGE clinical trial of PRX-102 for the treatment of Fabry disease, or the BRIDGE study, and safety data from our then on-going clinical studies of PRX-102 in adult patients receiving 1 mg/kg every two weeks.

The CRL did not report any concerns relating to the potential safety or efficacy of PRX-102 in the submitted data package. In the CRL, the FDA noted that an inspection of our manufacturing facility in Carmiel, Israel, including the FDA’s subsequent assessment of any related FDA findings, is required before the FDA can approve a new drug. Due to travel restrictions during the COVID-19 pandemic, the FDA was unable to conduct the required pre-approval inspection during the review cycle. In addition to the foregoing, the FDA noted that agalsidase beta had recently been converted to full approval, a change in regulatory circumstances which had to be addressed in the resubmitted BLA for PRX-102.

On February 7, 2022, the PRX-102 MAA was submitted to, and subsequently validated by, the EMA. The submission was made after the October 8, 2021 meeting we held, together with Chiesi, with the Rapporteur and Co-Rapporteur of the EMA regarding PRX-102. At the meeting, we and Chiesi discussed the scope of the anticipated MAA submission for the European Union, and the Rapporteur and Co-Rapporteur were generally supportive of the planned MAA submission. The MAA submission included a comprehensive set of preclinical, clinical and manufacturing data compiled from our completed and ongoing clinical studies evaluating PRX-102 as a potential alternative treatment for adult patients with Fabry disease. The submission was supported by the 12–month interim data analysis generated from our BALANCE study, which was released in June 2021. Data generated from the completed BRIDGE study, the phase I/II clinical trial in naive or untreated patients, and from the extension studies with 1 mg/kg every two weeks were also included in the submission. In addition, the MAA included data from the completed 12–month switch–over phase III BRIGHT clinical trial of PRX-102 for the treatment of Fabry disease for adult patients with Fabry disease treated with the 2 mg/kg every four weeks dosage, or the BRIGHT study. As part of the EMA review process, we and Chiesi received the Day 120 list of questions in June 2022, and the full response package thereto was submitted to the EMA in September 2022 (following a 3-month clock-stop period). An essential portion of the response included the submission of the final analysis of the two-year BALANCE study (the final Clinical Study Report), and an interim analysis of the long-term, open-label extension study of PRX-102 in adult patients with Fabry disease treated with the 2 mg/kg every four weeks dosage.

On February 24, 2023, we, together with Chiesi, announced that the CHMP had adopted a positive opinion, recommending marketing authorization for PRX-102. The CHMP opinion was then referred for final action to the EC. As disclosed above, Elfabrio was subsequently approved by the EC for marketing in the EU and in the United States in May 2023 for adult patients with Fabry disease. Both approvals cover the 1 mg/kg every two weeks dosage.

Key Trials and Design

Our PRX-102 clinical development program was designed to show that PRX-102 has a potential clinical benefit in all adult Fabry patient populations when compared to the then marketed Fabry disease enzymes, agalsidase beta and agalsidase alfa. In preclinical studies, PRX-102 showed significantly longer half-life due to higher enzyme stability, enhanced activity in Fabry disease affected organs leading to reduction of the accumulated substrate and reduced immunogenicity, which together can potentially lead to improved efficacy through increased substrate clearance and significantly lower formation of anti-drug antibodies, or ADAs.

The phase III clinical program included three individual studies; the BALANCE study, the BRIDGE study the BRIGHT study, all of which have been completed. In the phase III clinical program overall, two potential dosing regimens for PRX-102 were analyzed; 1 mg/kg every two weeks, with the potential for improved efficacy and safety offering a potential alternative to existing enzyme replacement therapies, and 2 mg/kg every four weeks. The phase III program was preceded by the phase I/II clinical trial, a dose range finding study in ERT-naïve adult patients with Fabry disease, which was completed in 2016.

Phase III BALANCE Study

The BALANCE study (PB-102-F20, NCT02795676) was a pivotal 24-month, randomized, double blind, active control study of PRX-102 in adult Fabry patients with deteriorating renal function designed to evaluate the safety and efficacy of 1 mg/kg of PRX-102 administered every two weeks compared to agalsidase beta. The Clinical Study Report for the BALANCE study was completed in July 2022. The final analysis confirmed the positive top-line results (announced in April 2022) and favorable tolerability profile. A total of 78 patients who were previously treated with agalsidase beta for at least one year with an eGFR slope at screening worse than -2 mL/min/1.73 m2/year were enrolled in the study.

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

TEAEs were reported for 21 (40.4%) patients in the PRX-102 arm compared to 11 (44.0%) in the agalsidase beta arm. The number of treatment-related events adjusted to 100 years of exposure is 42.85 events for the PRX-102 arm and 152.91 events for the agalsidase beta arm.

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

Considering that in the trial patients in the PRX-102 arm were exposed for the first time to the novel enzyme, tolerability data appear favorable for PRX-102 and in-line with what was observed in the previous clinical studies of PRX-102.

Of the patients that completed the trial from both the PRX-102 and agalsidase beta treatment arms, 69 opted, with the advice of the treating physician, to receive PRX-102 1 mg/kg every two weeks in the long-term open-label extension study which is now sponsored by Chiesi.

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

Phase III BRIDGE Study

The BRIDGE study (PB-102-F30, NCT03018730) was a 12-month open-label, single arm switch-over study evaluating the safety and efficacy of PRX-102, 1 mg/kg infused every two weeks, in up to 22 Fabry patients previously treated with agalsidase alfa for at least two years and on a stable dose for at least six months. In the study, patients were screened and evaluated over three months while continuing agalsidase alfa treatment. The study was completed in December 2019.

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

Of the patients that completed the trial, 18 opted, with the advice of the treating physician, to continue receiving PRX-102 1 mg/kg every two weeks in a long-term open-label extension study which is now sponsored by Chiesi.

Phase III BRIGHT Study

The BRIGHT study (PB-102-F50, NCT03180840) was a multicenter, multinational open-label, switch-over study designed to evaluate the safety, efficacy and pharmacokinetics of treatment with 2 mg/kg of PRX-102 administered every four weeks for 52 weeks (a total of 14 infusions). The study was completed in June 2020. The 2 mg/kg every four weeks dosage has not been approved by the EMA, FDA or any other jurisdiction.

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

The final results from the BRIGHT study indicate that 2 mg/kg of PRX-102 administered by intravenous infusion every four weeks was well tolerated, and Fabry disease assessed by eGFR slope and plasma lyso-Gb3 was stable throughout PRX-102 treatment in adult Fabry patients. None of the patients without ADAs at screening developed treatment-induced ADAs following the switch to PRX-102 treatment.

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

Of the patients that completed the trial, 29 opted, with the advice of the treating physician, to continue receiving PRX-102 2 mg/kg every four weeks in a long-term open-label extension study which is now sponsored by Chiesi. Two of such patients are being treated with 1 mg/kg every two weeks dosage.

Phase I/II Study

The phase I/II clinical trial of PRX-102 (NCT01678898) was a worldwide, multi-center, open-label, dose ranging study designed to evaluate the safety, tolerability, pharmacokinetics, immunogenicity and efficacy parameters of PRX-102 in adult patients with Fabry disease. It was completed in 2015.

We initiated the phase I\II study after PRX-102, in preclinical studies, showed significantly longer half-life due to higher enzyme stability, enhanced activity in Fabry disease affected organs leading to reduction of the accumulated substrate and reduced immunogenicity, which together can potentially lead to improved efficacy through increased substrate clearance and significantly lower formation of ADAs.

Sixteen adult, naïve Fabry patients (9 male and 7 female) completed the phase I/II study, each in one of three dosing groups, 0.2 mg/kg, 1 mg/kg and 2 mg/kg. Each patient received IV infusions of PRX-102 every two weeks for 12 weeks, with efficacy follow-up after six-month and twelve-month periods. The overall results demonstrate that PRX-102 reaches the affected tissue and reduces kidney Gb3 inclusions burden and lyso-Gb3 in the circulation. A high correlation was found between the two Fabry disease biomarkers, reduction of kidney Gb3 inclusions and the reduction of plasma lyso-Gb3 over six months of treatment.

Data was recorded at 24 months from 11 patients who completed 12 months of the long-term open-label extension trial that succeeded the phase I/II study. Patients who did not continue in the extension trial included female patients who became or planned to become pregnant and therefore were unable to continue in accordance with the study protocol and patients who relocated to a location where treatment was not available under the clinical study.

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

Of the patients who completed the trial, 10 patients opted to continue receiving PRX-102 in an open-label, 60-month extension study under which all patients were switched to receive 1 mg/kg of the drug, the selected dose for our BALANCE and BRIDGE studies.

Extension Studies

Patients who completed the BALANCE, BRIDGE and BRIGHT studies, and the extension of the phase I/II study, were offered the opportunity to continue PRX-102 treatment in one of two long-term open-label extension studies. Overall, 126 subjects who participated in our PRX-102 clinical program initially opted, with the advice of the treating physician, to enroll in one of our long-term, open label, extension studies of PRX-102: 97 patients in the 1 mg/kg every two weeks extension study (PB-102-F60, NCT03566017) (10 subjects who completed an extension study from the phase I/II study, 18 subjects who completed the BRIDGE study; 69 subjects who completed the BALANCE study), and 29 subjects who completed the BRIGHT study in the 2 mg/kg every four weeks extension study (PB-102-F51, NCT03614234). Two of the subjects in the PB-102-F51 study are being treated with 1 mg/kg every two weeks. As of March 1, 2023, sponsorship of the two extension studies was transferred to Chiesi, and Chiesi is now administering the open-label extension studies.

Over time, and as Elfabrio is approved for marketing in different jurisdictions, participants switch-out of the open-label extension studies. Most of them have transferred to a commercial setting; others withdraw for other reasons.

Pediatric FLY Study

The pediatric FLY study, to be sponsored by Chiesi with our collaborative efforts, is currently in the start-up phase. The study is planned to be a multi-center, open-label trial to assess the safety, pharmacodynamics, efficacy and pharmacokinetics of Elfabrio in patients from two years to less than 18 years of age with confirmed Fabry disease. The design of the study is based on the Initial Pediatric Study Plan (iPSP) agreed to with the FDA and the paediatric investigation plan (PIP) for Elfabrio, which has been accepted, as amended, by the Paediatric Committee (PDCO) of the EMA.

Japanese RISE Study

Chiesi is currently enrolling patients in its Japanese RISE clinical trial of PRX-102 for the treatment of Fabry disease in Japan.

PEGylated Uricase (PRX-115)

PRX-115 is our recombinant PEGylated uricase (urate oxidase) – a chemically modified enzyme under development for the potential treatment of severe gout patients. The uricase enzyme converts uric acid to allantoin, which is easily eliminated through urine and does not exist naturally in humans. This recombinant enzyme, expressed via our ProCellEx system, is designed to lower uric acid levels and improve clinical manifestation of the disease while having low immunogenicity and increased half-life of the drug in the blood. Pre-clinical data demonstrates long half-life, reduced immunogenic risk and high specific activity which supports the potential of PRX-115 to be a safe and effective treatment for patients with gout. One-month multiple dosing toxicity studies in two species and 6-month multiple dosing toxicity study in one species were conducted to support single and multiple dose studies is humans.

A phase I First in Human (FIH) single ascending dose (SAD) double-blind, placebo-controlled study designed to evaluate the safety, pharmacokinetics, pharmacodynamics (reduction of uric acid) and immunogenicity of PRX-115 in patients with elevated uric acid levels (NCT05745727) was commenced in March 2023. The study is being conducted at

New Zealand Clinical Research (NZCR) under the New Zealand Medicines and Medical Devices Safety Authority (MedSafe) and the Health and Disability Ethics Committee (HDEC) guidelines. Fifty-six patients with no previous exposure to PEGylated uricase have been enrolled in the study. We anticipate announcing preliminary results in the second quarter of 2024.

Gout is the most common inflammatory arthritis, affecting an estimated 14.0 million adults in the United States, 2.0 million in France, 2.0 million in United Kingdom, 0.7  million in Italy, 1.5 million in Germany, 0.7 million in Spain and over 190.0 million in China. An estimated approximately 5% of the gout population is considered to have chronic refractory disease. The risk of gout increases with age, and it is thus more common in ageing populations. Gout results from sustained elevation of serum urate levels (hyperuricaemia). Urate levels may increase due to diet, genetic predisposition and environmental factors leading to the deposition of monosodium urate crystals and\or tophi in joints, tendons and other tissues, which triggers recurrent episodes of pronounced acute inflammation, known as gout flares. Gout leads to substantial morbidity, severe pain, reduced quality of life, decreased physical function, increased healthcare costs, and lost economic productivity. Furthermore, gout is strongly associated with a number of comorbidities, including hypertension, cardiovascular disease, renal impairment, diabetes, obesity, hyperlipidaemia and frequently in a combination known as the metabolic syndrome.

Severe gout is generally described as a state of gout in which there is a presence of monosodium urate crystals with any of the following: frequent recurrent gout flares, chronic gouty arthritis, subcutaneous tophi or disease elements of gout seen via imaging. Currently available urate-lowering therapies, can be effective in treating gout. However, low adherence, under dosing and disease progression that cause high patient burden require new, effective and safe therapies to treat these severe, underserved gout patients.

To date, two variants of recombinant uricases are approved for marketing: (i) Krystexxa® (pegloticase) for treatment of chronic gout refractory to conventional therapy (gout patients who have contraindication/failure of other lowering uric acid treatments) and (ii) Elitek®, indicated for the treatment of tumor lysis syndrome but not gout. Both have a black box warning for anaphylaxis and other major side-effects. In particular, 89% of patients treated with Krystexxa developed an immunogenic response associated with a failure to maintain normalization of serum uric acid levels over a 6-month therapy cycle. The FDA label of krystexxa was amended in 2022 to include co-treatment of metrotrexate to prolong efficacy and increases tolerability in patients with refractory gout. Krystexxa is no longer marketed in the European Union. The EC withdrew the marketing authorization for Krystexxa in 2016 at the request of the marketing authorization holder which notified the EC of its decision not to market the product in the European Union for commercial reasons. We believe that new effective, safe therapies are needed to treat severe gout, chronic refractory and uncontrolled gout, regardless of treatment history.

PRX-119

PRX-119 is our plant cell-expressed PEGylated recombinant human DNase I product candidate being designed to elongate half-life in the circulation for NETs-related diseases. NETs, Neutrophil extracellular traps, are web-like structures, released by activated neutrophils that trap and kill a variety of microorganisms. NETs are composed of DNA, histones, antimicrobial and pro-inflammatory proteins. Excessive formation or ineffective clearance of NETs can cause different pathological effects. NETs formation has been observed in various autoimmune, inflammatory and fibrotic conditions, diverse forms of thrombosis, cancer and metastasis. According to scientific literature, animal studies have demonstrated that DNase treatment reduces NETs toxicity. Our proprietary modified DNase I design for long and customized systemically circulating in the bloodstream, may potentially enable effective treatment of these conditions.

The administration of PRX-119 resulted in a decrease in circulating of DNA levels and significantly enhanced the survival of mice in both a CLP-induced sepsis model and an ARDS model.

Intellectual Property

We have a robust patent portfolio, which is a key element of our overall strategy. We work to continually enhance, strengthen, and protect our intellectual property and now hold a broad portfolio of approximately 90 patents globally, including in Europe, the United States, Israel and additional countries worldwide. Our patents are designed to protect our proprietary technology, proprietary products and product candidates, and their methods of use. Additionally, we have approximately 50 pending patent applications.

During the year ended December 31, 2023, we received the following:

●	New patents in each of New Zealand and the Russian Federation for the patent family named “Therapeutic Regimen For The Treatment of Fabry Using Stabilized Alpha-galactosidase, adding to the single previously granted patent in such family.
●	A new patent in Brazil for the patent family named “DNase I Polypeptides, Polynucleotides Encoding Same, Methods of Producing DNase I and uses thereof in Therapy, adding to the two previously granted patents in such family.
●	A new patent in Brazil for the patent family named “Nucleic Acid Construct for Expression of Alpha-Galactosidase in Plants and Plant Cells,” adding to the nine previously granted patents in such family.
●	New patents in each of the USA, New Zealand, Israel and South Africa for the patent family named “Modified DNase and uses thereof,” adding to the three previously granted patents in such family.

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

As of December 31, 2023, our patent portfolio consisted of several patent families (consisting of patents and/or patent applications) covering our technology, protein expression methodologies and system and product candidates, as follows:

Patent Name/Int. App. No.	Global Pending Jurisdictions	Granted Jurisdictions	Nominal Expiry
Production of High Mannose Proteins in Plant Culture/PCT/ Il2004 000181	N/A	Japan, Israel, Canada, Russian Federation, Mexico, India, Australia, South Africa, Republic of Korea, Singapore, Europe, Hong Kong, Ukraine, China, USA, Brazil	2024(1) (3)
Plant Cell/Tissue Culturing Device, System and Method/PCT/Il2005/ 000228	N/A	Israel	2025
Large Scale Disposable Bioreactor/PCT/Il2008/000614	N/A	Australia, Canada, China, Europe, Hong Kong, India, Israel, Republic of Korea, Russian Federation, Singapore, South Africa, USA, Brazil	2028(2)
Stabilized Alpha-galactosidase and uses thereof/PCT/Il2011/ 000209	Brazil	Canada, South Africa, Russian Federation, Singapore, Israel, India, New Zealand, Republic of Korea, Australia,	2031(3)

		China, Japan, USA, Europe, Hong Kong, India, Brazil
Nucleic Acid Construct for Expression of Alpha-galactosidase in Plants and Plant Cells/PCT/ Il2011/000719	N/A	India, China, Republic of Korea, Japan, Israel, Europe, Hong Kong, USA, Brazil	2024(2)
Therapeutic Regimen For The Treatment of Fabry Using Stabilized Alpha-galactosidase/ PCT/Il2018/050018	USA, Europe, Brazil, Japan, Canada, Australia, Chile, Israel, Republic of Korea, China, Mexico, Hong Kong	South Africa, New Zealand, Russian Federation	2038
Dry Powder Formulations of DNase 1/PCT/Il2013/050094	N/A	Israel, USA	2033
DNase I Polypeptides, Polynucleotides Encoding Same, Methods of Producing DNase I and uses thereof in Therapy/PCT/ Il2013/050097	N/A	Europe, Israel, Brazil	2033
Inhalable Liquid Formulations of DNase I/PCT/Il2013/050096	N/A	Israel, USA	2033
Modified DNase and uses thereof/ PCT/Il2016/050003	Europe, Canada, China, Hong Kong	USA, Australia, Mexico, Israel, New Zealand, South Africa	2036
Use of Plant Cells Expressing a TNF Alpha Polypeptide Inhibitor in Therapy/PCT/IL2014/050231	N/A	Israel	2034
Removal of Constructs from Transformed Cells/PCT/IL2019/ 051266	USA, Israel, Japan, New Zealand, Australia	N/A	N/A
Long-Acting DNase/PCT/IL2021/051207	Canada, Israel, USA, Japan, Europe, Hong Kong, Republic of Korea, China	N/A	N/A
Dicer-Like Knock-Out Plant Cells/ PCT/IL2021/051194	Israel, USA, Japan, Europe, Hong Kong, Republic of Korea, China	N/A	N/A
Modified Uricase and Uses Thereof/PCT/IL2021/051305	Japan, Canada, Brazil, USA, Israel, Mexico, Europe, Republic of Korea, China	N/A	N/A
Methods of treating diseases associated with elevated uric acid	N/A	N/A	N/A

(1)	Patent granted in Australia expires in 2029.
(2)	Patent granted in the United States expires in 2032.
(3)	PTE/SPC applications were submitted for some of the patents.

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

With respect to Gaucher disease, we face competition primarily from two ERTs, Sanofi Genzyme’s Cerezyme and Takeda’s (Shire) Vpriv. In addition, Actelion markets a small molecule drug for the treatment of mild to moderate Type 1 Gaucher disease (Zavesca or miglustat), an oral treatment approved by the FDA only for patients for whom ERT is not a therapeutic option. In addition, Sanofi Genzyme markets a small molecule oral drug, Cerdelga®, approved for Gaucher patients with certain CYP2D6 metabolizer status. We are aware of other treatments and gene therapies in early clinical development and later stage clinical development for the treatment of Gaucher disease.

With respect to Fabry disease, we face competition primarily from Sanofi Genzyme (Fabrazyme), Takeda (Replagal) and Amicus (Galafold®). In addition, we are aware of other late clinical stage, early clinical stage and experimental drugs that are being developed by other companies for the treatment of Fabry disease.

With respect to severe gout, we face competition from Horizon Therapeutics Public Limited Company (Krsytexxa), which is indicated for treatment of chronic gout in adult patients refractory to conventional therapy. In addition, we are aware of other clinical stage, early clinical stage and experimental refractory or chronic gout treatments. For example, we are aware of a product candidate for chronic refractory gout that recently completed a phase III clinical trial and has met the primary endpoints of the trial, and of another product candidate that is the subject of a phase II clinical trial for hyperuricemia in gout patients with advanced CKD.

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

Elelyso – Fundação Oswaldo Cruz (Fiocruz)

Elelyso, marketed as BioManguinhos alfataliglicerase in Brazil, is commercialized in Brazil through the Brazil Agreement with Fiocruz, which became effective in January 2014. Gaucher patients in Brazil are entitled to receive ERT paid for by the Brazilian MoH. The Brazilian MoH clinical treatment guidelines (PCDT) state that BioManguinhos alfataliglicerase is the therapy of choice for newly diagnosed patients. BioManguinhos alfataliglicerase is currently estimated to be used by approximately 25% of Gaucher patients in Brazil.

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

Elfabrio (pegunigalsidase alfa\PRX-102) – Chiesi Farmaceutici

We have entered into two exclusive global licensing and supply agreements for PRX-102 for the treatment of Fabry disease with Chiesi; the Exclusive License and Supply Agreement dated as of October 17, 2017, made by and between Protalix Ltd. and Chiesi, or the Chiesi Ex-US Agreement, and the Exclusive License and Supply Agreement dated as of July 23, 2018, made by and between Protalix Ltd. and Chiesi, or the Chiesi US Agreement. The Chiesi Ex-US Agreement and the Chiesi US Agreement are referred to herein collectively as the Chiesi Agreements. Under the agreements, Protalix Ltd. has received $50.0 million in upfront payments and development cost reimbursements of $45 million, and is entitled to more than $1.0 billion in potential milestone payments tiered payments for drug product purchased from Protalix Ltd. equal to 15% - 35% (ex-US) and 15% - 40% (US), depending on the amount of annual net sales in the applicable territories.

Under the Chiesi Ex-US Agreement, we granted to Chiesi an exclusive license for all markets outside of the United States to commercialize PRX-102. Chiesi made an upfront payment to Protalix Ltd. of $25.0 million in connection with the execution of the agreement, and Protalix Ltd. was entitled to additional payments of up to $25.0 million in development costs in the aggregate, capped at $10.0 million per year. Protalix Ltd. is also eligible to receive additional payments of up to a maximum of $320.0 million, in the aggregate, in regulatory and commercial milestone payments. Protalix Ltd. agreed to manufacture all of the PRX-102 needed for all purposes under the agreement, subject to certain exceptions, and Chiesi will purchase PRX-102 from Protalix Ltd., subject to certain terms and conditions. Chiesi is required to make tiered payments of 15% to 35% of its net sales, depending on the amount of annual sales, as consideration for the supply of PRX-102.

The exclusive license to develop and commercialize PRX-102 in the United States were granted to Chiesi under the Chiesi US Agreement. Protalix Ltd. received an upfront, non-refundable, non-creditable payment of $25.0 million from

Chiesi and was entitled to additional payments of up to a maximum of $20.0 million to cover development costs for PRX-102, capped at $7.5 million per year. Protalix Ltd. is also eligible to receive additional payments of up to a maximum of $760.0 million, in the aggregate, in regulatory and commercial milestone payments. Chiesi agreed to make tiered payments of 15% to 40% of its net sales under the Chiesi US Agreement to Protalix Ltd., depending on the amount of annual sales, subject to certain terms and conditions, as consideration for product supply.

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

On August 29, 2022, we entered into the F/F Agreement and the Letter Agreement. Under the F/F Agreement, we agreed to supply Chiesi with drug substance for PRX-102 and, following relevant technology and technical information transfer activities, Chiesi has agreed, among other things, to provide us with commercial fill/finish services for PRX-102, including to support the anticipated global launch of PRX-102. The F/F Agreement will expire December 31, 2025, unless terminated earlier in accordance with its terms and may be extended by mutual agreement in writing for an additional period of seven years. The Letter Agreement changed the obligations of both us and Chiesi under the Chiesi Agreements with respect to, among other things, the evaluation, selection and establishment of an initial alternate source of commercial fill/finish services for PRX-102. In addition, the Letter Agreement amended certain provisions of the Chiesi Agreements to reflect the appointment of Chiesi as a supplier to our company of commercial fill/finish services and the potential establishment of an initial alternate source of commercial fill/finish services.

Manufacturing

We use our current manufacturing facility in Carmiel, Israel, which has approximately 14,700 sq/ft of clean rooms built according to industry standards, to manufacture drug substance for Elfabrio and Elelyso for commercial purposes and, with respect to Elfabrio, in connection with clinical trials. We maintain an approximately 3,400 sq/ft pilot plant for protein development and to manufacture supplies for clinical trials (phase I and phase II). Elelyso, Elfabrio and our drug product candidates must be manufactured in a clean environment and in compliance with cGMPs set by the FDA and other relevant foreign regulatory authorities. We intend to use our manufacturing space to produce all of the drug substance needed in connection with the clinical trials for our other product candidates.

In 2017, the FDA approved the supplemental New Drug Application (sNDA) we submitted to allow us to convert our manufacturing facility from a single dedicated product facility to a multi-product facility. This conversion allows us to realize potentially significant operational savings. Our facility’s current capacity can serve all of our current and expected commercial and clinical needs.

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

Raw Materials and Suppliers

We believe that the raw materials that we require throughout the manufacturing process of Elfabrio and Elelyso, and our current and potential drug product candidates, are widely available from numerous suppliers and are generally considered to be generic industrial biological supplies. We rely on a single, approved supplier for certain materials relating to the current expression of our proprietary biotherapeutic proteins through ProCellEx. We have identified additional suppliers for most of the materials required for the production of our product candidates.

Development and regulatory approval of our pharmaceutical products are dependent upon our ability to procure active ingredients (DS) and certain packaging materials from sources approved by the FDA and other regulatory authorities. The FDA and other regulatory approval processes require manufacturers to specify their proposed suppliers of active ingredients (which is not relevant to our company), intermediate material and certain packaging materials in their applications. From time to time, we intend to continue to identify alternative approved suppliers to ensure the uninterrupted supply of necessary raw materials.

Government Regulations

U.S. Drug Development Process

The FDA regulates drugs under the U.S. Federal Food, Drug, and Cosmetic Act, or the FFDCA, and its implementing regulations. Drugs are also subject to other federal, state and local statutes and regulations. Biologics are subject to regulation by the FDA under the FFDCA, the Public Health Service Act, and related regulations and other federal, state and local laws and regulations. Biological products include a wide variety of products including vaccines, blood and blood components, gene therapies, tissue and proteins. Unlike most prescription products made through chemical processes, biological products generally are made from human and/or animal materials. To be lawfully marketed in interstate commerce, a biologic product must be the subject of a BLA issued by the FDA on the basis of a demonstration that the product is safe, pure and potent, and that the facility in which the product is manufactured meets standards to assure that the product continues to be safe, pure and potent. The FDA has developed, and is continuously updating, the requirements with respect to cell and gene therapy products and has issued documents concerning the regulation of cellular and tissue-based products. Manufacturers of cell and tissue-based products must comply with the FDA’s current good tissue practices, or cGTP, which are FDA regulations that govern the methods used in, and the facilities and controls used for, the manufacture of such products. The primary intent of the cGTP requirements is to ensure that cell and tissue-based products are manufactured in a manner designed to prevent the introduction, transmission and spread of communicable disease.

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

Other Healthcare Laws and Compliance Requirements

In the United States, our activities are potentially subject to regulation by various federal, state and local authorities in addition to the FDA, including the Centers for Medicare and Medicaid Services, other divisions of the U.S. Department of Health and Human Services (e.g., the Office of Inspector General), the U.S. Department of Justice and individual U.S. Attorney General offices within the Department of Justice, and state and local governments. These regulations include:

●	the federal healthcare program anti-kickback law, which prohibits, among other things, persons from soliciting, receiving or providing remuneration, directly or indirectly, to induce either the referral of an individual, for an item or service or the purchasing or ordering of a good or service, for which payment may be made under federal healthcare programs such as the Medicare and Medicaid programs;

●	federal false claims laws which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other government reimbursement programs that are false or fraudulent;
●	the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which prohibits executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters and which also imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information;
●	the federal transparency requirements under the Health Care Reform Law requires manufacturers of drugs, devices, biologics, and medical supplies to report to the Department of Health and Human Services information related to physician payments and other transfers of value and physician ownership and investment interests;
●	the FFDCA, which among other things, strictly regulates drug and biologic product marketing, prohibits manufacturers from marketing drug products for off-label use and regulates the distribution of drug samples; and
●	state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers, and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by federal laws, thus complicating compliance efforts.

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

Encouragement of Industrial Research, Development and Technology Innovation Law, 1984

To date, Protalix Ltd. has received grants from the Office of the Chief Scientist of the Israeli Department of Labor, or the OCS, under the Israeli Law for the Encouragement of Industrial Research, Development and Technology Innovation, 1984, and related regulations, or the Research Law. On January 1, 2016, the Israeli government established the National Authority for Technological Innovation, or NATI, which replaced many of the functions of the OCS. For purposes of clarity, references to NATI will include the OCS. NATI grants may be made available, from time to time, to finance a portion of Protalix Ltd.’s research and development expenditures in Israel. As of December 31, 2023, NATI approved grants in respect of Protalix Ltd.’s continuing operations totaling approximately $53.2 million (before interest, as described below), measured from inception. Protalix Ltd. is required to repay up to 100% of grants actually received (plus interest at the LIBOR rate applied to the grants received on or after January 1, 1999) to NATI through payments of royalties at a rate of 3% to 6% of the revenues generated from NATI-funded project, depending on the period in which revenues were generated. As of December 31, 2023, Protalix Ltd. either paid or accrued royalties payable of $17.7 million, and Protalix Ltd.’s contingent liability to NATI with respect to grants received was approximately $35.5 million.

Under the Research Law, recipients of grants from NATI are prohibited from manufacturing products developed using these grants outside of the State of Israel without special approvals, although the Research Law does enable companies to seek prior approval for conducting manufacturing activities outside of Israel without being subject to increased royalties. If Protalix Ltd. receives approval to manufacture the products developed with government grants outside of Israel, it will be required to pay an increased total amount of royalties (possibly up to 150% of the grant amounts plus interest), depending on the manufacturing volume that is performed outside of Israel, as well as at a possibly increased royalty rate.

Additionally, under the Research Law, Protalix Ltd. is prohibited from transferring NATI-financed technologies and related intellectual property rights outside of the State of Israel, except under limited circumstances and only with the approval of NATI Council or the Research Committee. Protalix Ltd. may not receive the required approvals for any proposed transfer and, if received, Protalix Ltd. may be required to pay NATI a portion of the consideration that it receives upon any sale of such technology by a non-Israeli entity. The scope of the support received, the royalties that Protalix Ltd. has already paid to NATI, the amount of time that has elapsed between the date on which the know-how was transferred and the date on which NATI grants were received and the sale price and the form of transaction will be taken into account in order to calculate the amount of the payment to NATI. The payments to NATI may result in up to 600% of the grant amounts plus interest. Approval of the transfer of technology to residents of the State of Israel is required, and may be granted in specific circumstances only if the recipient abides by the provisions of applicable laws, including the restrictions on the transfer of know-how and the obligation to pay royalties. No assurance can be made that approval to any such transfer, if requested, will be granted.

Under the Research Law and the regulations promulgated thereunder, the NATI Council may allow the transfer outside of Israel of know-how derived from an approved program and the related manufacturing rights in limited circumstances which are currently as follows:

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

Employees

As of December 31, 2023, we had 208 employees of whom 208 are full time employees and 16 have a Ph.D. or an M.D. in their respective scientific fields. We believe that our relations with our employees are good. We believe that our success will greatly depend on our ability to identify, attract and retain capable employees. The Israeli Ministry of Labor and Welfare is authorized to make certain industry-wide collective bargaining agreements, or Expansion Orders, that apply to types of industries or employees including ours. These agreements affect matters such as cost of living adjustments to salaries, length of working hours and week, recuperation, travel expenses, and pension rights. Otherwise, our employees are not represented by a labor union or represented under a collective bargaining agreement. See “Risk

Factors—We depend upon key employees and consultants in a competitive market for skilled personnel. If we are unable to attract and retain key personnel, it could adversely affect our ability to develop and market our products.”

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

Protalix BioTherapeutics, Inc.

2 University Plaza, Suite 100

Hackensack, NJ 07601

Attn: Mr. Eyal Rubin, Sr. Vice President and Chief Financial Officer

Item 1A.            Risk Factors

You should carefully consider the risks described below together with the other information included in this Annual Report on Form 10-K. Our business, financial condition and results of operations could be adversely affected by any of these risks. The risks described below include forward-looking statements, and actual events and our actual results may differ materially from these forward-looking statements. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also impair our business, results of operations and financial condition. Furthermore, additional risks and uncertainties are described under other captions in this Annual Report on Form 10-K. If any of these risks occur, the value of our common stock could decline. A summary of the risk factors included in this Item 1A are set forth below followed by a full set of risk factors described in greater detail. For further details on our forward-looking statements, see “Cautionary Statement Regarding Forward-Looking Statements” on page 1.

Summary of Risk Factors

Risks Related to the Commercialization and Continued Approval of our Products

●We currently depend heavily on the generation of revenues from the sales of our products.
●Any current products or future product candidates may cause serious adverse events or undesirable side effects.

There may be safety issues regarding our products that were not known at the time of approval are discovered.

●Physicians, patients, third party payors and others in the medical community might not accept and use our current or future products.
●Coverage and reimbursement may not be available for our current or future products in all territories.

Risks Related to Our Business

●We have a limited commercial operating history.
●We may fail to supply drug substance to Chiesi or Pfizer.
●We may be unable to enhance our portfolio of product candidates.
●We or our providers may experience manufacturing problems.
●Reliance on third parties for final processing of our products and product candidates exposes us to a number of risks.
●Developments by competitors may render our products or technologies obsolete or non-competitive.
●If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud.
●Our internal computer systems, or those used by our third-party contractors or consultants, may fail or suffer security breaches and expose our company to liabilities.
●We may face product liability claims.
●Our ability to utilize net operating loss carryforwards may be limited.

Risks Related to Clinical Trials and Regulatory Matters

●We may not obtain the necessary U.S., EMA or other worldwide regulatory approvals to commercialize our drug candidates in a timely manner, if at all.

●We may experience delays in obtaining regulatory approvals with respect to any drug candidate.
●Clinical trials are very expensive, time-consuming and difficult to design and implement and may result in unforeseen costs.
●If the results of our clinical trials do not support our claims relating to a drug candidate, or if serious side effects are identified, the completion of development of such drug candidate may be significantly delayed or we may be forced to abandon development altogether.
●We may find it difficult to enroll patients in our clinical trials or patients may discontinue their participation in our clinical trials.
●Dependence upon third-party service providers in connection with our clinical trials expose us to risks.

Risks Related to our Financial Condition and Capital Requirements

●We have a significant level of indebtedness and servicing our debt and settling conversion requests may require a significant amount of cash. Furthermore, restrictive covenants governing our indebtedness may restrict our ability to raise additional capital.
●Any conversion of our outstanding 2024 Notes into common stock will dilute the ownership interest of our existing stockholders.
●We may need to raise additional capital to operate our business, which may not be available on favorable terms, or at all.

Risks Related to Intellectual Property Matters

●The intellectual property and assets owned by our subsidiaries are subject to security agreements that secure our payment and other obligations under our convertible notes.
●We may fail to adequately protect or enforce our intellectual property rights or secure rights to third party patents.

Risks Relating to our Operations in Israel

●Our results may be adversely affected by political, economic and military conditions in Israel.
●The Israeli government grants we have received for certain research and development expenditures restrict our ability to manufacture products and transfer technologies outside of Israel and require us to satisfy specified conditions.

Risks Related to Investing in our Common Stock

●The market price of our common stock may fluctuate significantly; future sales of our common stock could reduce our stock price.
●Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses or divert management’s attention.

***

Risks Related to the Commercialization and Continued Approval of our Products

We currently depend heavily on the generation of revenues from the sales of Elfabrio and Elelyso. Any failure to commercialize Elfabrio, or the experience of significant delays in doing so, will have a material adverse effect on our business, results of operations and financial condition.

We have invested a significant portion of our efforts and financial resources in the development of Elfabrio, and in the past, on the development of Elelyso. Our ability to generate significant product revenues in the future from sales of Elfabrio depends on Chiesi’s successful commercialization of Elfabrio, which we do not control and may not be able to effectively influence, and on the actions and decisions of foreign regulatory authorities. Chiesi may experience delays in, or be unable to achieve, the commercial introduction of Elfabrio globally. Similarly, we generate revenues from sales of Elelyso which are depend on Pfizer’s efforts (except in Brazil), which we do not control. Sales of BioManguinhos alfataliglicerase in Brazil are controlled by Fiocruz. The successful worldwide commercialization of Elfabrio and Elelyso depends on several factors, including the following:

●Chiesi’s efforts under the Chiesi Agreements and the effectiveness of Chiesi’s commercial strategy and its execution of that strategy, including its pricing strategy and the effectiveness of its efforts to obtain adequate third-party reimbursements and, to a lesser extent, Pfizer’s and Fiocruz’s efforts;
●expanding the scope of the countries in which our products are approved for marketing;
●maintaining the cGMP compliance of our manufacturing facility or establishing manufacturing arrangements with third parties;
●Chiesi’s development and maintenance of successful sales and marketing organizations for Elfabrio;
●the availability of coverage or reimbursement to patients from relevant healthcare payors for Elfabrio and Elelyso;
●the willingness of patients with Fabry disease and Gaucher disease to switch from other treatments to Elfabrio or Elelyso, as the case may be;
●competition from other approved treatments of Fabry disease and Gaucher disease;
●the continued acceptable safety and efficacy profile of Elfabrio and Elelyso; and
●other risks described in these Risk Factors.

Any failure to commercialize Elfabrio or Elelyso globally or the experience of significant delays in doing so will have a material adverse effect on our business, results of operations and financial condition.

Any current products or future product candidates may cause serious adverse events, or SAEs, undesirable side effects or have other properties that could halt their clinical development, prevent, delay, or cause the withdrawal of their regulatory approval, limit their commercial potential, or result in material negative consequences.

As with most infused products, use of our products or any current or future product candidates could be associated with undesirable side effects or adverse events which can vary in severity and frequency. From time to time, we have observed serious adverse events in clinical studies of our products and product candidates. For example, while conducting clinical trials of Elfabrio, we have observed treatable anaphylactic reactions. Specifically with respect to Elfabrio, as indicated in the boxed warning with which it was approved by the FDA, patients treated with Elfabrio have experienced hypersensitivity reactions, including anaphylaxis. There are postmarketing requirements under the FFDCA included with the approval of Elfabrio by the FDA. For example, the FDA requires that a worldwide descriptive study be conducted that collects prospective and retrospective data in women and their offspring exposed to Elfabrio during pregnancy and/or lactation to assess risk of pregnancy and material complications, adverse effects on the developing fetus and neonate, and adverse effects on the infant. Furthermore, the approval of pharmaceutical products generally includes requirements related to the preparation of a Risk Evaluation and Mitigation Strategy, or REMS, or a risk management plan as required by the EMA, which could include a medication guide outlining the risks of such side effects for distribution to patients, a communication plan for healthcare providers and/or other elements to assure safe use. For example, Chiesi must follow a risk management plan agreed upon with the EMA with respect to Elfabrio, which includes risk minimization measures in connection with risks associated with hypersensitivity reactions and possible medication errors in the home infusion setting.

Our product candidates, if approved, may also be subject to certain post-authorization reporting requirements. As an example, the EMA has required that Chiesi submit pharmacovigilance documents intended to provide post-authorization evaluation of Elfabrio’s risk-benefit balance at defined time points after authorization, beginning within six months of authorization, and that an educational program about home administration be agreed upon with the National Competent Authority prior to the use of Elfabrio in the home setting.

Any of the foregoing, including the boxed warning, could prevent us or our commercialization partners from achieving or maintaining market acceptance of a product or a particular product candidate and could materially harm our business, results of operations, and prospects, and could adversely impact our financial condition, results of operations, ability to raise additional financing or the market price of our common stock.

If safety issues regarding our products that were not known at the time of approval are discovered, or if we or the applicable marketing authorization holder fails to comply with continuing U.S. and applicable foreign regulations, commercialization efforts for our products could be adversely affected and the products could lose their approval or their sales could be suspended.

Drug products remain subject to continuing regulatory oversight after they are approved for marketing, including the review of additional safety information. Drugs are more widely used by patients once approved for sale and, therefore, side-effects and other problems may be observed after approval that were not seen or anticipated, or were not as prevalent or severe, during clinical trials or nonclinical studies. The subsequent discovery of previously unknown problems with a product could negatively affect commercial sales of the product, result in restrictions on the product or lead to the withdrawal of the product from the market. The reporting of adverse safety events involving our products or public speculation about such events could cause our stock price to decline or experience periods of volatility and may have a material adverse effect on our business, results of operations and financial condition.

If we or the marketing authorization holder, or MAH, of any of our products fail to comply with applicable continuing regulatory requirements, we or such MAH may be subject to fines and/or criminal prosecutions, and the product may become subject to suspension or withdrawal of regulatory approval, product recalls and seizures and operating restrictions. In addition, the manufacturers we or an MAH engage to produce a product and the manufacturing facilities in which the product is made are subject to periodic review and inspection by the FDA and foreign regulatory authorities. If problems are identified during the review or inspection of these manufacturers or manufacturing facilities, it could result in the facility becoming unable to manufacture the product or a determination that inventories are not safe for commercial sale, which may have a material adverse effect on our business, results of operations and financial condition.

If physicians, patients, third party payors and others in the medical community do not accept and use Elfabrio, Elelyso or any other future products, our ability to generate revenue from product sales will be materially impaired.

Physicians and patients, and other healthcare providers, may not accept and use Elfabrio, Elelyso or any other future of our other product candidates. Future acceptance and use of any of our products will depend upon a number of factors including:

●	perceptions by physicians, patients, third party payors and others in the medical community about the safety and effectiveness of Elfabrio or Elelyso, or any future product, if any;
●	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;

●	the prevalence and severity of any side effects, including any limitations or warnings contained in our products’ approved labeling, including the boxed warning associated with Elfabrio in the United States;
●	pharmacological benefits of Elfabrio or Elelyso, or any future product, if any relative to competing products and products under development;
●	the efficacy and potential advantages relative to competing products and products under development;
●	relative convenience and ease of administration;
●	effectiveness of education, marketing and distribution efforts by Chiesi, Pfizer and any other relevant licensees and distributors;
●	publicity concerning Elfabrio or Elelyso, or any future product, if any, or concerning competing products and treatments; and
●	the price for our products and competing products.

If the market opportunities for Elfabrio, Elelyso or any other future products are smaller than we believe they are, our revenues may be adversely affected and our business may suffer.

To date, our development efforts have focused mainly on relatively rare disorders with relatively small patient populations, in particular Gaucher disease and Fabry disease. Estimation of the prevalence of these diseases are based on studies of small subsets of the population of specific geographic areas and are often inexact and prone to error. As new studies are performed, the estimated prevalence of these diseases may change. There can be no assurance that the prevalence of Gaucher disease or Fabry disease in the study populations, particularly in these newer studies, accurately reflect the prevalence of these diseases in the broader world population. If the market opportunities for our products or product candidates are smaller than we believe they are, our revenues may be adversely affected and our business may suffer.

Coverage and reimbursement may not be available for Elfabrio, Elelyso or any other future products in all territories, which could diminish sales of our products or adversely affect the profitably of such sales.

Market acceptance and sales of Elfabrio, Elelyso or any other future products, if any, will depend on coverage and reimbursement policies in the countries in which they are approved for sale. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which drugs they will pay for and establish reimbursement levels. Obtaining reimbursement approval for an approved product from individual governments and other third party payors is a time consuming (six to 12 months or longer) and costly process that requires our collaborators or us, as the case may be, to provide supporting scientific, clinical and cost-effectiveness data for the use of our products, if and when approved, to every payor. Data sufficient to gain acceptance with respect to coverage and reimbursement might not be available, or post-marketing studies may be required in order to demonstrate the cost-effectiveness of approved products, if any, to such payors’ satisfaction. Such studies might require our collaborators or us to commit a significant amount of management time and financial and other resources.

Even if a payor determines that an approved product is eligible for reimbursement, the payor may impose coverage limitations that preclude payment for some uses that are approved by the FDA or other regulatory authorities. For example, the U.S. Inflation Reduction Act allows Medicare to negotiate the prices of the prescription drugs. Such initiatives and legislation may cause added pricing pressure on our products. Proposals that could impact coverage and reimbursement of our products, including giving states more flexibility to manage drugs covered under the Medicaid program and permitting the re-importation of prescription medications from other countries, could have a material adverse effect by limiting our products’ use and coverage. To the extent that private insurers or managed care programs in the United States or elsewhere follow Medicaid coverage and payment developments, they could use the enactment of these increased rebates to exert pricing pressure on our products, and the adverse effects may be magnified by their adoption of lower payment schedules. In addition, full reimbursement may not be available for high priced products. Moreover, eligibility for coverage does not imply that any approved product will be reimbursed in all cases or at a rate that allows us to make a profit or even cover our costs. Limited reimbursement amounts may reduce the demand for, or the price of, Elfabrio, Elelyso or any other future products. If coverage and reimbursement are not available or are available only to limited levels, the sales of Elfabrio, Elelyso or other future products, if any, may be diminished or we may not be able to sell such products profitably.

The pricing of our products in different countries may vary widely, thus creating the potential for third-party trade in our products in an attempt to exploit price differences between countries. This third-party trade of our products could undermine our sales in markets with higher prices which could have a material adverse effect on our business, results of operations and financial condition.

Fiocruz is not complying, and we expect they will continue to not comply, with the terms and conditions of the Brazil Agreement.

We do not control and may not be able to effectively influence Fiocruz’s ability to distribute BioManguinhos alfataliglicerase in Brazil. Fiocruz has not complied with the purchase requirements of the Brazil Agreement in the past, and we expect Fiocruz will continue to not comply and may otherwise materially breach the agreement. Continued non-compliance may have a material adverse effect on our business, results of operations and financial condition.

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

All marketing activities associated with products that are approved for sale in the United States, if any, will be, directly or indirectly through our customers, subject to numerous federal and state laws governing the marketing and promotion of pharmaceutical products in the United States, including, without limitation, the federal Anti-Kickback Law, the federal False Claims Act and HIPAA. These laws may adversely impact, among other things, our proposed sales, marketing and education programs.

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

We are unable to predict whether we could be subject to actions under any of these or other fraud and abuse laws, or the impact of such actions. Moreover, to the extent that Elfabrio, Elelyso or any other future products, if any, are sold in a foreign country, we and our collaborators may be subject to similar foreign laws and regulations. If we or any of our collaborators are found to be in violation of any of the laws described above and other applicable state and federal fraud and abuse laws, we may be subject to penalties, including civil and criminal penalties, damages, fines, exclusion from government healthcare reimbursement programs and the curtailment or restructuring or our operations, any of which could have a material adverse effect on our business, results of operations and financial condition.

Risks Related to Our Business

We have a limited commercial operating history which may limit the ability of investors to make an informed investment decision.

Elfabrio and Elelyso are our only commercial products both of which are marketed by our commercialization partners. Our operations to date have been limited to acquiring, developing and securing our proprietary technology and undertaking, through third parties, preclinical and clinical trials of our drug candidates and advancing our drug candidates through the regulatory approval processes. These operations provide a limited basis for investors to assess our ability to commercialize our drug candidates and whether to invest in our company.

Any failure by us to supply drug substance to Chiesi or Pfizer may have a material adverse effect on our business, results of operations and financial condition.

We have agreed to sell drug substance to Pfizer and Chiesi for the production of Elelyso and Elfabrio. With respect to Elelyso, our drug substance supply commitment is for a 15-year period after the execution of the Amended Pfizer Agreement, subject to certain terms and conditions. As part of that obligation, we agreed to substantial financial penalties if we fail to comply with the supply commitments, or are delayed in doing so. The amounts of the penalties depend on when any such failure occurs and for how long it persists, if at all, and other considerations. Any failure to comply with the supply commitments to Pfizer and/or Chiesi may have a material adverse effect on our business, results of operations and financial condition.

Our strategy, in certain cases, is to enter into collaboration agreements with third parties to leverage our ProCellEx system to develop product candidates. Failure to enter into such agreements, or non-compliance by us or our collaborators with such agreements, may have a material adverse effect on our business, results of operations and financial condition.

Our strategy, in certain cases, is to enter into arrangements with pharmaceutical companies to leverage our ProCellEx system to develop additional product candidates. Our future revenues may depend, in part, on our ability to enter into and maintain arrangements with our existing partners and other companies having sales, marketing and distribution capabilities and the ability of such companies to successfully market and pharmaceutical products on a global scale. Under these arrangements, we may grant to our partners rights to license and commercialize pharmaceutical products developed under the applicable agreements, as we have done with Elfabrio and Elelyso. Commercialization, marketing, distribution and other similar alliances with respect to our products and product candidates will subject us to a number of risks. We may be required to relinquish important rights to our products or product candidates, and the rights of our partners may limit our flexibility in considering alternatives for the commercialization of our products and product candidates. Our partners may control key decisions relating to the development of the products and we may depend on our partners’ expertise and dedication of sufficient time and resources to develop and commercialize our products and product candidates. Our partners may experience financial difficulties which adversely affect their efforts with respect to our product and product candidates. If we or any of our current or future partners breach or terminate the agreements that make up such arrangements, our partners otherwise fail to conduct their obligations under such arrangements in a timely manner, there is a dispute about their obligations or if either party terminates the applicable agreement or elects not to continue the arrangement, we may not enjoy the benefits of the agreements or receive a sufficient amount of royalty or milestone payments from them, if any, which may have a material adverse effect on our business, results of operations and financial condition.

If we are unable to enhance our portfolio of product candidates, our business may be adversely affected.

A key element of our business strategy is to establish a portfolio of product candidates as targets for development and eventual commercialization. We seek to do so through our internal research programs and strategic collaborations. Research programs to identify new product candidates require substantial technical, financial and human resources, whether or not any product candidates are ultimately identified. A research program may initially show promise in identifying a potential product candidate, yet fail to immediately yield the product candidate for clinical development for many reasons, including the following:

●	a product candidate is not capable of being produced in commercial quantities at an acceptable cost, or at all;
●	the research methodology used may not be successful in identifying potential product candidates; or
●	a product candidate may, after further study, be shown to have harmful side effects or other characteristics that indicate it is unlikely to be effective or otherwise does not meet applicable regulatory approval.

Any failure or delay in the establishment of a portfolio of product candidates as targets for development and eventual commercialization may have a material adverse effect on our business, results of operations and financial condition.

The manufacture of our products is an exacting and complex process, and any manufacturing problems encountered by us or certain of our providers may have a material adverse effect on our business, results of operations and financial condition.

The FDA and foreign regulators require manufacturers to register manufacturing facilities. The FDA and foreign regulators also inspect these facilities to confirm compliance with cGMP or similar requirements that the FDA or foreign regulators establish. We or certain of our services and materials providers, including our fill and finish service providers, may face manufacturing or quality control problems causing product production and shipment delays or a situation where we or the provider may not be able to maintain compliance with the FDA’s cGMP requirements, or those of foreign regulators, necessary to continue manufacturing. We or any such third-party manufacturer might be unable to formulate and manufacture our products in the volume and of the quality required to meet our preclinical, clinical and commercial needs. If we engage any contract manufacturers, such manufacturers may not perform as agreed or may not remain in the contract manufacturing business for the time required to supply our preclinical, clinical or commercial needs. In addition, we and contract manufacturers are subject to the rules and regulations of the FDA and comparable foreign regulatory authorities and face the risk that any of those authorities may find that they are not in compliance with applicable regulations. To date, our current facility has passed audits by the FDA and a number of other regulatory authorities but remains subject to audit by other foreign regulatory authorities. There can be no assurance that we or our contract manufacturers will be able to comply, or continue to comply, with FDA or foreign regulatory manufacturing requirements, and the failure to so comply, or continue to comply, may have a material adverse effect on our business, results of operations and financial condition.

We rely on third parties for final processing of Elfabrio, Elelyso and our other product candidates, which exposes us to a number of risks that may delay development, regulatory approval and commercialization of Elfabrio, Elelyso or our other product candidates or result in higher product costs.

We have no experience in the final filling and freeze drying steps of the drug manufacturing process. We rely on third-party service providers in the United States and Europe to perform fill and finish activities for Elelyso and Elfabrio, and have engaged other parties for our other product candidates. The number of potential fill and finish services providers is limited and we face the risk of being unable to identify manufacturers and/or replacement manufacturers on acceptable terms or at all. In addition, the FDA and other regulatory authorities, as applicable, must approve any manufacturer and/or replacement manufacturer, including us.

Any failure to identify and maintain fill and finish service providers could delay our preclinical and clinical trials, the approval, if any, of our potential drug candidates by the FDA and other regulatory authorities, or the commercialization of our drug candidates, or could result in higher product costs or otherwise deprive us of potential product revenues.

We have limited experience in selling, marketing or distributing products and limited internal capability to do so.

We currently have very limited sales, marketing or distribution capabilities and no experience in building a sales force and distribution capabilities. Under our arrangements with Pfizer and Chiesi, we have out-licensed the marketing rights to Elfabrio and Elelyso, except that we retained the marketing rights to BioManguinhos alfataliglicerase in Brazil. The commercialization of a product requires the commitment of significant financial and managerial resources to develop a marketing and sales force with technical expertise and with supporting distribution capabilities. If we elect to commercialize our products directly and without strategic partners we may be unable to recruit and retain adequate numbers of effective sales and marketing personnel. In addition, such sales personnel might not access an adequate number of physicians or persuade them to prescribe our products, or may lack complementary products to offer to such physicians. Commercialization by such sales personnel may expose our company to unforeseen costs and expenses.

Developments by competitors may render our products or technologies obsolete or non-competitive which would have a material adverse effect on our business, results of operations and financial condition.

We compete against fully integrated pharmaceutical companies and smaller companies that are collaborating with larger pharmaceutical companies, academic institutions, government agencies and other public and private research organizations. Our products compete, and our products candidates will have to compete, with existing therapies and therapies under development by our competitors. Our commercial opportunities may be reduced or eliminated if our competitors develop and market products that are less expensive, more effective or safer than our products. Other companies have drug candidates in various stages of preclinical or clinical development to treat diseases for which we are also seeking to develop products. Some of these potential competing drugs are further advanced in development than our drug candidates and may be commercialized earlier. See “Business – Competition.”

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

These organizations also compete with us to attract qualified personnel, acquisitions and joint ventures candidates and for other collaborations. Activities of our competitors may impose unanticipated costs on our business or adversely affect the market for our products which would have a material adverse effect on our business, results of operations and financial condition.

If we in-license drug candidates, we may delay or otherwise adversely affect the development of our existing drug candidates, which may negatively impact our business, results of operations and financial condition.

In addition to our own internally developed drug candidates, we proactively seek opportunities to in-license and advance other drug candidates that are strategic and have value-creating potential to take advantage of our development know-how and technology. In-licensing additional drug candidates may significantly increase our capital requirements, and place a strain on the time of our existing personnel, which may delay or otherwise adversely affect the development of our existing drug candidates or cause us to re-prioritize our drug pipeline if we do not have the necessary capital resources to develop all of our drug candidates, which may have a material adverse effect on our business, results of operations and financial condition.

If we acquire companies, products or technologies, we may face integration risks and costs associated with those acquisitions that could potentially negatively impact our business, results of operations and financial condition.

If we are presented with appropriate opportunities, we may acquire or make investments in complementary companies, products or technologies. If we acquire companies or technologies, we will face risks, uncertainties and disruptions associated with the integration process, including difficulties in the integration of the operations of an acquired company, integration of acquired technology with our products, diversion of our management’s attention from other business concerns, the potential loss of key employees or customers of the acquired business and impairment charges if future acquisitions are not as successful as we originally anticipate. In addition, our operating results may suffer because of acquisition-related costs or amortization expenses or charges relating to acquired intangible assets. Any failure to successfully integrate other companies, products or technologies that we may acquire may have a material adverse effect on our business, results of operations and financial condition.

We depend upon key employees and consultants in a competitive market for skilled personnel. If we are unable to attract and retain key personnel, it could adversely affect our ability to develop and market our products.

We are highly dependent upon the principal members of our management team, especially our President and Chief Executive Officer, Dror Bashan, as well as the Chairman of our Board of Directors, Eliot Forster, our other directors, consultants and collaborating scientists. Many of these people have been involved with us for many years and have played integral roles in our progress, and we believe that they will continue to provide value to us. A loss of any of these personnel may have a material adverse effect on aspects of our business, clinical development and regulatory programs. We have employment agreements with Mr. Bashan and our other executive officers that may be terminated by us or the applicable officer at any time with varying notice periods of 30 to 180 days. The loss of any of these persons’ services may adversely affect our ability to develop and market our products and obtain necessary regulatory approvals. Further, we do not maintain key-man life insurance.

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

Effective internal control over financial reporting is necessary for us to provide reliable financial reports. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. While our assessment of our internal control over financial reporting resulted in our conclusion that as of December 31, 2023, our internal control over financial reporting was effective, we cannot predict the outcome of our testing or any subsequent testing by our auditor in future periods. Any testing by us conducted in connection with Section 404 of the Sarbanes-Oxley Act, or Section 404, or any subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement. Inferior internal controls could also cause investors to lose confidence in our reported financial information and affect our reputation, which could have an adverse effect on the trading price of our common stock.

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

Our internal computer systems, or those used by our third-party contractors or consultants, may fail or suffer security breaches, resulting in liability and harm to our reputation, which could negatively affect our business, results of operation and financial condition. We may face liability if we breach our obligations related to the protection, security, nondisclosure of confidential information or disclosure of sensitive data or fail or are perceived to fail to comply with applicable data protection laws and regulations, or consumer protection laws, regulations and standards.

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

Further, the global data protection landscape is rapidly evolving, and we are or may become subject to numerous local and foreign laws, requirements and regulations governing the collection, use, disclosure, retention, and security of personal data, such as information that we may collect about individuals worldwide. Implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and we cannot yet determine the impact future laws, regulations, standards, or perception of their requirements may have on our business. This evolution may create uncertainty in our business or to collect, store, transfer use and share personal information, necessitate the acceptance of more onerous obligations in our contracts, result in liability or impose additional costs on us. The cost of compliance with these laws, regulations and standards is high and is likely to increase in the future. Any failure or perceived failure by us to comply with local or foreign laws or regulation, our internal policies and procedures or our contracts governing our processing of personal information could result in negative publicity, government investigations and enforcement actions, claims by third parties and damage to our reputation, any of which could have a material adverse effect on our business, results of operation and financial condition.

Our failure to adhere to or successfully implement processes in response to changing regulatory requirements in this area could result in legal liability or impairment to our reputation in the marketplace, which could have a material adverse effect on our business, financial condition and results of operations.

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

The use and marketing of our products and product candidates, including in connection with clinical trials, exposes us to product liability or similar claims if the use or misuse of those products or product candidates cause injury or disease, or results in adverse effects. We presently carry product liability and clinical trial liability insurance with coverages of up to $10.0 million per occurrence and $10.0 million in the aggregate, an amount we consider reasonable and customary. However, this insurance coverage includes various deductibles, limitations and exclusions from coverage, and in any event might not fully cover any potential claims. In the future, we may need to obtain additional product liability and clinical trial liability coverage; however, such insurance is expensive and insurance companies may not issue this type of insurance when we need it. We may not be able to obtain adequate insurance in the future at an acceptable cost. Any product liability claim, even one that was not in excess of our insurance coverage or one that is meritless and/or unsuccessful, may adversely affect the availability of funds for other purposes, such as research and development, which may have a material adverse effect on our business, results of operations and financial condition. Product liability claims, even if without merit, may result in reduced demand for our products, if approved, or result in adverse market reactions, which would have a material adverse effect on our business, results of operations and financial condition.

Our ability to utilize net operating loss carryforwards may be limited.

Our NOL carryforwards as of December 31, 2023, are equal to approximately $234.8 million, of which approximately $24.4 million may be restricted under Section 382 of the Internal Revenue Code, or the IRC. IRC Section 382 applies whenever a corporation with NOLs experiences an ownership change. As a result of IRC Section 382, the taxable income for any post-change year that may be offset by a pre-change NOL may not exceed the fair market value of the pre-change entity multiplied by the IRC long-term tax exempt rate. Significant judgment is required in determining any valuation allowance recorded against deferred tax assets. In assessing the need for a valuation allowance, we considered all available evidence, including past operating results, the most recent projections for taxable income and prudent and feasible tax planning strategies. We reassess our valuation allowance periodically and if future evidence allows for a partial or full release of the valuation allowance, a tax benefit will be recorded accordingly. Any ownership change (including as a result of conversion of our outstanding convertible notes into shares of our common stock), or any other limitation on our utilization of NOLs, could have a material adverse effect on our business, results of operations and financial condition.

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

In addition, on December 22, 2017, the U.S.Tax Cuts and Jobs Act, or the TCJA, that significantly reforms the IRC was enacted. The TCJA, among other things, includes changes to U.S. federal tax rates, imposes significant additional limitations on the deductibility of certain expenses and adds certain limitations to the use of net operating loss carryforwards arising after December 31, 2017. Effective in 2022, the TCJA requires all U.S. companies to capitalize and subsequently amortize R&D expenses that fall within the scope of Section 174 over five years for research activities conducted in the United States and over 15 years for research activities conducted outside of the United States rather than deducting such costs in the year incurred for tax purposes. As a result of the TCJA, we expect to incur an increase in our tax expenses and a decrease in our cash flows provided by operations.

We are a holding company with no operations of our own.

We are a holding company with no operations of our own. Accordingly, our ability to conduct our operations, service any current or future debt and pay dividends, if any, is dependent upon the earnings from the business conducted by Protalix Ltd. The distribution of those earnings or advances or other distributions of funds by our subsidiary to us, as well as our receipt of such funds, are contingent upon the earnings of Protalix Ltd. and are subject to various business considerations and U.S. and Israeli laws. If Protalix Ltd. is unable to make sufficient distributions or advances to us, or if there are limitations on our ability to receive such distributions or advances, we may not have the cash resources necessary to conduct our corporate operations or service our debt which would have a material adverse effect on our business, results of operations and financial condition.

Outbreaks of contagious disease or similar public health threats could materially and adversely affect our business, results of operations and financial condition.

Outbreaks of contagious disease or other adverse public health developments worldwide could have a material adverse effect on our business, financial condition and results of operations. Outbreaks of contagious disease or other adverse public health developments could affect our business in a number of ways, including but not limited to:

●	Disruptions or restrictions on our employees’ ability to work effectively due to illness;
●	Temporary closures or disruptions at our facilities or the facilities of our contract manufacturers or suppliers could adversely affect our ability to timely meet our customer’s orders and negatively impact our supply chain;
●	Outbreaks of contagious disease could cause delays or disruptions in our supply chain;
●	The failure of third parties on which we rely to meet their respective obligations to us, or significant disruptions in their ability to do so, which may be caused by their own financial or operational difficulties, could have an adverse impact on our business, financial condition or results of operations; and
●	The impact of contagious disease or other adverse public health developments could also exacerbate other risks discussed elsewhere in these Risk Factors, any of which could have a material adverse effect on us.

Our operating costs and business operations could be adversely affected by climate-related events and increasing regulatory requirements and security.

The effects of climate change (such as drought, flooding, heat waves, wildfires, increased storm severity, and sea level rise, etc.) could affect our ability to continue our operations and cause delays in the development of our existing drug candidates, manufacturing and shipment, all of which could cause reputational harm or otherwise have an adverse effect on our business, results of operation and financial condition. In addition, the impacts of climate change on the global economy and our industry are rapidly evolving. Changing market dynamics, global policy developments and the increasing frequency and impact of extreme weather events on critical infrastructure across different countries could have the potential to disrupt our business, the business of our third-party suppliers and the business of our customers, and may cause us to experience higher attrition, losses and additional costs to maintain or resume operations. We also expect to face increasing regulatory requirements and regulatory scrutiny related to climate matters, resulting in higher associated compliance costs. Failure to uphold, meet or make timely forward progress against our public commitments and goals related to climate action could adversely affect our reputation with suppliers and customers, financial performance or the ability to recruit and retain talent.

Risks Related to Clinical Trials and Regulatory Matters

We may not obtain the necessary U.S., EMA or other worldwide regulatory approvals to commercialize our drug candidates in a timely manner, if at all, which would have a material adverse effect on our business, results of operations and financial condition.

To commercialize our drug candidates worldwide, we need FDA approval, EMA approval and approvals from other countries’ regulators to commercialize our drug candidates elsewhere, as applicable. In order to obtain FDA approval of any of our drug candidates, we must submit to the FDA a BLA or an NDA demonstrating that the drug candidate is safe and effective for its intended use. This demonstration requires significant research and animal tests, which are referred to as preclinical studies, as well as human tests, which are referred to as clinical trials. In the European Union, we must submit an MAA to the EMA. Satisfaction of the regulatory requirements of the FDA, EMA and other countries’ regulatory authorities typically takes many years, depends upon the type, complexity and novelty of the drug candidate and requires substantial resources for research, development and testing. The results of clinical trials of our product candidates may fail to demonstrate that the candidates are safe and effective for their intended uses.

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

Failure to obtain approval of the FDA, EMA or comparable foreign authorities of any of our product candidates in a timely manner, if at all, will severely undermine our business, results of operations and financial condition by decreasing our ability to generate product revenues from the sales of such product candidates.

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

Delays in the approval process for any drug candidate may have a material adverse effect upon our prospects, business, results of operations and financial condition.

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

Interim, top-line or preliminary data from clinical trials that we announce or publish may change as more patient data becomes available and are subject to audit and verification procedures that could result in material changes in the final data.

We may publicly disclose interim, top-line or preliminary data from our clinical trials, which is based on a preliminary analysis of then-available data. The results and related findings and conclusions are subject to change following a full analysis of all data related to the particular trial. We also may make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, any interim, top-line or preliminary results that we report may differ from future results of the same trials, or different conclusions or considerations may qualify such results once additional data have been received and fully evaluated. Top-line data also remain subject to audit and verification procedures that may result in the final data being materially different than the preliminary data we previously published. As a result, any top-line data should be viewed with caution until final data are available. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more data becomes available. Further, regulatory agencies may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses, or may interpret or ascribe different weight to the data, which may impact the value of the clinical trial and may affect the particular clinical program and the approvability or commercialization of the particular product candidate and our business in general. If regulatory authorities disagree with the conclusions we reach, we may not be able to obtain approval for and commercialize our product candidates, which will have a material adverse effect on our business, results of operations and financial condition.

We may find it difficult to enroll patients in our clinical trials, or patients may discontinue their participation in our clinical trials, which could cause significant delays in the completion of such trials or may negatively impact the results of these studies and extend the timeline for completion of our development programs or cause us to abandon one or more clinical trials.

Some of the diseases or disorders that our drug candidates under evaluation are intended to treat are relatively rare and we expect only a subset of the patients with these diseases to be eligible for our clinical trials. Our clinical trials generally mandate that a patient cannot be involved in another clinical trial for the same indication. Therefore, subjects that participate in ongoing clinical trials for products that are competitive with our drug candidates are not available for our clinical trials. An inability to enroll a sufficient number of patients for any of our clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether. In addition, patients who enroll in our clinical trials may discontinue their participation at any time during the study as a result of a number of factors, related to the trials or not, including withdrawing their consent, experiencing adverse clinical events, which may or may not be judged related to our drug candidates, or due to personal reasons, such as planned or actual pregnancies. The discontinuation of patients in any one of our studies may delay the completion of the study or cause the results from the study not to be positive or to not support a filing for regulatory approval of the applicable drug candidate. Any failure to enroll a sufficient number of patients in our clinical trials in a timely manner, if at all, may have a material adverse effect on our business, results of operations and financial condition.

Our clinical trials depend upon third-party service providers and, accordingly, the results of our clinical trials and such research activities are subject to delays and other risks which are, to a certain extent, beyond our control, which could impair our clinical development programs and our competitive position.

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

We may seek orphan drug or other comparable designations for our product candidates in specific indications in which there is a medically plausible basis for the use of these products. Even if we obtain orphan drug designation, exclusive marketing rights in the United States or other applicable jurisdictions may be limited if we seek approval for an indication broader than the orphan designated indication, and may be lost if the FDA, or other applicable regulatory authorities later determine that the request for designation was materially defective, if we are unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition, or if a subsequent applicant demonstrates clinical superiority over our products, if approved. In addition, more than one drug can have orphan designation for the same indication. Although we may seek orphan drug designation for other product candidates, we might not receive such designations.

Risks Related to our Financial Condition and Capital Requirements

Servicing our debt and settling conversion requests may require a significant amount of cash, and we may not have sufficient cash flow from our business to pay our debt. Furthermore, restrictive covenants governing our indebtedness may restrict our ability to raise additional capital.

As of December 31, 2023, we have outstanding $20.4 million aggregate principal amount of our 2024 Notes which are secured with a perfected lien on all of our assets. Under the terms of the indenture governing the 2024 Notes, or the 2024 Indenture, we are required to maintain a minimum cash balance of at least $7.5 million. Our ability to make payments with respect to the 2024 Notes and to satisfy any other debt obligations depends on our future operating performance and our ability to generate significant cash flow in the future, which will be affected by prevailing economic conditions and financial, business, competitive, legislative and regulatory factors as well as other factors affecting our company and industry, many of which are beyond our control. If, when required, we are unable to comply with the terms of the 2024 Notes, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. In addition, certain terms of the 2024 Notes regarding the security interest or future indebtedness may restrict us from adopting any of these alternatives. We may be unable to obtain amendments and waivers of such restrictions. If there is a default on such notes, the note holders could, among other things, elect to declare all amounts owed immediately due and payable, which could cause all or a large portion of our available cash flow to be used to pay such amounts and thereby reduce the amount of cash available to pursue our business plans or force us into bankruptcy or liquidation, or, with respect to our indebtedness that is secured, result in the foreclosure on the assets that secure the debt, which would force us to relinquish rights to assets that we may believe are critical to our business. Any default on our debt will have a material adverse effect on our business, results of operations and financial condition.

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

Our 2024 Notes represent a significant amount of indebtedness with substantial debt service requirements. We may also incur additional indebtedness to meet future financing needs. Our substantial indebtedness could have material adverse effects on our business, results of operations and financial condition. For example, it could:

●	make it more difficult for us to satisfy our financial obligations, including with respect to the 2024 Notes;
●	result in an event of default under the 2024 Indenture if we fail to comply with the financial and other restrictive covenants contained in agreements governing any future indebtedness, which event of default could result in all of our debt becoming immediately due and payable;
●	increase our vulnerability to general adverse economic, industry and competitive conditions;
●	reduce the availability of our cash flow to fund working capital, capital expenditures, acquisitions and other general corporate purposes because we will be required to dedicate a substantial portion of our cash flow from operations to the payment of principal and interest on our indebtedness;
●	limit our flexibility in planning for, or reacting to, and increasing our vulnerability to changes in our business, the industry in which we operate and the general economy;
●	prevent us from raising funds necessary to purchase 2024 Notes surrendered to us by holders upon a fundamental change (as described in the 2024 Indenture), which failure would result in an event of default with respect to the 2024 Notes;
●	place us at a competitive disadvantage compared to our competitors that have less indebtedness or are less highly leveraged and that, therefore, may be able to take advantage of opportunities that our debt levels or leverage prevent us from exploiting; and
●	limit our ability to obtain additional financing.

Each of these factors may have a material and adverse effect on our business, results of operations and financial condition and our ability to meet our payment obligations relating to the 2024 Notes and our other indebtedness.

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

The conversion of some or all of our 2024 Notes into shares of our common stock will dilute the ownership interests of our existing stockholders. Any sales in the public market of our common stock issuable upon such conversions could adversely affect prevailing market prices of our common stock. In addition, the existence of our outstanding 2024 Notes may encourage short selling by market participants because the conversion of 2024 Notes could depress the market price of our common stock.

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

We may need to raise additional capital to operate our business, which may not be available on favorable terms, or at all, and which will have a dilutive effect on our stockholders.

For the years ended December 31, 2022 and 2021, we had net losses from continuing operations of $14.9 million and $27.6 million, respectively, and, in the year ended December 31, 2023, we had a net income of $8.3 million. The net losses for the years ended December 31, 2022 and 2021 were primarily the result of expenses incurred through a combination of research and development activities and expenses supporting those activities, which includes share-based compensation expense. We may incur losses in future fiscal years as we continue to execute on our strategic goals as drug development and commercialization is very capital intensive. We expect to continue to incur significant operating expenditures, and we anticipate that our expenses will increase in the foreseeable future as we seek to in-license additional technologies, continue to undertake preclinical development and clinical trials for our current and new drug candidates and seek regulatory approvals for our drug candidates. In addition, changes may occur that could consume our existing capital at a faster rate than projected, including, among others, the cost and timing of regulatory approvals, changes in the progress of our research and development efforts and the costs of protecting our intellectual property rights.

Currently, our source of potential revenues will be from royalties and commercial milestone payments generated from Pfizer, Fiocruz and Chiesi. We have also generated revenues from research and development services and milestone and other payments we received in connection with our agreements with our commercialization partners, and generated capital from equity and debt offerings and other sources. The revenues we generate from royalties and commercial milestone payments and other sources may not be sufficient to fund our planned operations and capital expenditures. Accordingly, we may need to finance our future cash needs through corporate collaboration, licensing or similar arrangements, public or private equity offerings or debt financings. If we are unable to secure additional financing in the future on acceptable terms, or at all, we may be unable to expand our portfolio of product candidates, commence or complete planned preclinical and clinical trials or obtain approval of our drug candidates from the FDA and other regulatory authorities. In addition, we may be forced to reduce or discontinue product development or product licensing, reduce or forego sales and marketing efforts and other commercialization activities or forego attractive business opportunities in order to improve our liquidity and to enable us to continue operations which would have a material adverse effect on our business and results of operations. Furthermore, any additional source of financing will likely involve the issuance of our equity securities, which will have a dilutive effect on our stockholders.

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

As of December 31, 2023, we had approximately 50 pending patent applications. However, the filing of a patent application does not mean that we will be issued a patent, or that any patent eventually issued will be as broad as requested in the patent application or sufficient to protect our technology. Any modification required to a current patent application may delay the approval of such patent application which may have a material adverse effect on our business, results of operations and financial condition. In addition, there are a number of factors that could cause our patents, if granted, to become invalid or unenforceable or that could cause our patent applications to not be granted, including known or unknown prior art, deficiencies in the patent application or the lack of originality of the technology. Our competitive position and future revenues will depend in part on our ability and the ability of our licensors and collaborators to obtain and maintain patent protection for our products, methods, processes and other technologies, to preserve our trade secrets, to prevent third parties from infringing on our proprietary rights and to operate without infringing the proprietary rights of third parties. We have filed U.S. and international patent applications for process patents, as well as composition of matter patents, for Elfabrio, Elelyso and our product candidates. However, we cannot predict:

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

As of December 31, 2023, we held, or had license rights to, approximately 90 patents. If patent rights covering our products or technologies are not sufficiently broad, they may not provide us with sufficient proprietary protection or competitive advantages against competitors with similar products and technologies. Furthermore, if the USPTO or foreign patent offices issue patents to us or our licensors, others may challenge the patents or circumvent the patents, or the patent office or the courts may invalidate the patents. Thus, any patents we own or license from or to third parties may not provide any protection against our competitors and those who infringe upon our patents.

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

Our executive office and operations are located in the State of Israel. Accordingly, economic, geopolitical and military conditions in Israel and the surrounding region could directly affect our business. Any armed conflicts, political instability, terrorism, cyberattacks or any other hostilities involving Israel or the interruption or curtailment of trade between Israel and its present trading partners could adversely affect our operations. Since the establishment of Israel in 1948, a number of armed conflicts have occurred between Israel and its Arab neighbors, Hamas and Hezbollah. In October 2023, terrorists from the Hamas organization infiltrated Israel’s southern border from the Gaza Strip and in other areas within the State of Israel attacking a number of civilian and military targets while simultaneously launching extensive rocket attacks on the Israeli population and industrial centers. At the same time, clashes between Israel and Hezbollah in Lebanon have increased. In response, Israel’s security cabinet declared war against the Hamas and a military campaign against these terrorist organizations commenced in parallel to their continued rocket and terror attacks. The attacks by Hamas and Hezbollah, and Israel’s defensive measures, as well as actions that could be taken in the future by NATO, the United States, the United Kingdom the European Union or Israel’s neighboring states and other countries have created global security concerns that may result in a greater or lasting regional conflict. To date, our operations have not been adversely affected by this situation. Hostilities have not taken place where our facilities are located and we do not anticipate any disruption to the supply of Elfabrio or Elelyso. However, our facilities are in range of certain of the rockets that are being fired from Lebanon and elsewhere. We suffered minimal damages during a rocket attack in 2006. Our insurance policies do not cover damages incurred in connection with these conflicts or for any resulting disruption in our operations. The Israeli government, as a matter of law, provides coverage for the reinstatement value of direct damages that are caused by terrorist attacks or acts of war; however, the government may cease providing such coverage or the coverage might not be enough to cover potential damages. Any damage to our facilities as a result of war or other hostile action may have a material adverse effect on our business, results of operations and financial condition.

Ongoing and revived hostilities or other Israeli political or economic factors, could prevent or delay shipments of our products, harm our operations and product development and cause any future sales to decrease. If hostilities disrupt the ongoing operation of our facilities or the airports and seaports on which we depend to import and export our supplies, materials, drug substance and other products, our business, results of operations and financial condition may be materially and adversely affected.

Parties with whom we do business may sometimes decline to travel to Israel during periods of heightened unrest or tension, forcing us to make alternative arrangements when necessary to meet our business partners face to face. Further, shifting economic and political conditions in the United States and in other countries may result in changes in how the United States and other countries conduct business and other relations with Israel, which may have an adverse impact on our Israeli operations and a material adverse impact on our business. In addition, several countries, principally in the Middle East, restrict doing business with Israel, and additional countries may impose restrictions on doing business with Israel and Israeli companies whether as a result of hostilities in the region or otherwise. Moreover, there have been increased efforts by organizations and movements to cause companies and consumers to boycott Israeli goods based on Israeli government policies.

Our operations may be disrupted by the obligations of our personnel to perform military service which could have a material adverse effect on our business.

Many of our male employees in Israel, including members of senior management, are obligated to perform up to one month (in some cases more) of annual military reserve duty until they reach the age of 45 and, in the event of a military conflict, could be called to active duty. To date, we have not suffered any disruptions to our operations from the absence of employees in connection with the current military action. However, we continue to face the risk that our operations could be disrupted by the absence of a significant number of our employees related to military service or the absence for extended periods of military service of one or more of our key employees. Any such disruption may have a material adverse effect on our business, results of operations and financial condition.

A certain portion of our expenses is incurred in New Israeli Shekels and, accordingly, our results of operations may be seriously harmed by currency fluctuations and inflation.

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

In the past, our research and development efforts have been financed, in part, through grants that we have received from NATI. We, therefore, must comply with the requirements of the Research Law. Under the Research Law we are prohibited from manufacturing products developed using these grants outside of the State of Israel without special approvals, although the Research Law does enable companies to seek prior approval for conducting manufacturing activities outside of Israel without being subject to increased royalties. We may not receive the required approvals for any proposed transfer of manufacturing activities. Even if we do receive approval to manufacture products developed with government grants outside of Israel, we may be required to pay an increased total amount of royalties (possibly up to 600% of the grant amounts plus interest), depending on the manufacturing volume that is performed outside of Israel, as well as a possibly increased royalty rate. This restriction may impair our ability to outsource manufacturing or engage in similar arrangements for those products or technologies.

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

A majority of our directors and all of our executive officers are residents of Israel, and accordingly, most of their assets and our assets are located outside the United States. Service of process upon us or our non-U.S. resident directors and officers and enforcement of judgments obtained in the United States against us or our non-U.S. resident directors and executive officers may be difficult to obtain within the United States. We have been informed by our legal counsel in Israel that it may be difficult to assert claims under U.S. securities laws in original actions instituted in Israel or obtain a judgment based on the civil liability provisions of U.S. federal securities laws. Israeli courts may refuse to hear a claim based on a violation of U.S. securities laws against us or our non-U.S. resident officers and directors because Israel may not be the most appropriate forum to bring such a claim. In addition, even if an Israeli court agrees to hear a claim, it may determine that Israeli law and not U.S. law is applicable to the claim. If U.S. law is found to be applicable, the content of applicable U.S. law must be proved as a fact, which can be a time-consuming and costly process. Certain matters of procedure will also be governed by Israeli law. There is little binding case law in Israel addressing the matters described above. Israeli courts might not enforce judgments rendered outside Israel, which may make it difficult to collect on judgments rendered against us or our non-U.S. resident officers and directors.

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

We anticipate that the market price of our common stock is likely to continue to fluctuate significantly in response to numerous factors, some of which are beyond our control, such as:

●	sales of Elfabrio by Chiesi;
●	our sale of shares of our common stock under our ATM program, or market expectations that such sales are to be executed;
●	purchases of BioManguinhos alfataliglicerase in Brazil;
●	the progress and results of the studies of our product candidates under development;
●	the announcement of new products or product enhancements by us or our competitors;
●	developments concerning intellectual property rights and regulatory approvals;
●	variations in our and our competitors’ results of operations;
●	changes in earnings estimates or recommendations by securities analysts;
●	developments in the biotechnology industry; and
●	general market conditions and other factors, including factors unrelated to our operating performance, such as the Israel-Hamas war.

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

If our stockholders sell substantial amounts of our common stock, including shares of our common stock underlying our outstanding convertible notes and warrants, or if we sell a substantial amount of our common stock under our ATM program, the market price of our common stock could decrease significantly. The perception in the public market that our existing stockholders might sell shares of common stock may also depress the trading price of our common stock.

A substantial majority of our outstanding shares of our common stock are freely tradable without restriction or further registration under the federal securities laws. In addition, we may sell additional shares of our common stock in the future to raise capital. A substantial number of shares of our common stock are reserved for issuance upon the exercise of stock options, upon conversion of our outstanding convertible notes and upon the exercise of our outstanding warrants. At December 31, 2023, there were outstanding options to purchase common stock issued covering approximately 7.0 million shares of our common stock with a weighted average exercise price of $2.13 per share. Also at December 31, 2023, there were 633,409 shares of common stock available for future for issuance in connection with future grants of incentives under our Amended and Restated Protalix BioTherapeutics, Inc. 2006 Stock Incentive Plan, as amended, approximately 15.2 million shares of common stock reserved for issuance upon conversion of our outstanding 2024 Notes and approximately 13.4 million shares of common stock reserved for issuance upon the exercise of our outstanding warrants. The issuance and sale of substantial amounts of common stock, or the perception that such issuances and sales may occur, could adversely affect the market price of our common stock and impair our ability to raise capital through the sale of additional equity securities.

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

The laws, rules, regulations and standards including the rules promulgated by the national securities exchanges, including the NYSE American, to which we are subject are changed and/or amended from time to time. New or changed laws, rules, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. As a result, our efforts to comply with evolving laws, rules, regulations and standards are likely to continue to result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. Members of our Board of Directors and our executive officers, could face an increased risk of personal liability in connection with the performance of their duties. As a result, we may have difficulty attracting and retaining qualified directors and executive officers, which could have a material adverse effect on our business. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies, we may incur additional expenses to comply with standards set by regulatory authorities or governing bodies which may have a material adverse effect on our business, results of operations and financial condition.

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

Item 1B.   Unresolved Staff Comments

None.

Item 1C.   Cybersecurity

Risk Management and Strategy

Our operations include the creation, collection and maintenance of sensitive information, including proprietary and confidential business information, intellectual property, third-party information and employee information. To protect this information, we use managed detection and response services to monitor our network infrastructure and associated endpoints for possible cybersecurity threats on a constant basis. In addition, we use multi-factor authentication (MFA) for external use, perform penetration testing and engage third parties to assess the effectiveness of our cybersecurity practices. We conduct a thorough risk assessment by identifying critical assets, recognizing potential threats and vulnerabilities, and implement strategies to mitigate these risks and their possible impacts. We establish incident response plans and provide cybersecurity training to our employees and monitor their activity to ensure adherence to our security protocols. A material cyber-attack on our systems, or any other third-party partners or vendors and their key operating systems, may interrupt our ability to operate our business, damage our reputation, or result in monetary damages.

We have implemented a Data Protection Policy, or the DPP, in order to establish the high-level direction for properly managing the use, privacy, security, retention, and disposal of our information, data and assets, and to manage identified material cybersecurity risks. The DPP was prepared using relevant guidance issued and technology standards that are used across various industries. It applies to all entities who are using our equipment and resources, including but not limited to, employees and temporary workers. Our Senior Director, Information Technology, is primarily responsible for implementing and overseeing the DPP and identifying, measuring, monitoring, and reporting on key enterprise-wide risks, including cybersecurity risks. He is expected to become a certified Information Security Officer in March 2024.

Our DPP includes an incident response process that includes reporting thresholds and follows standardized identification and authentication practices. If an incident is identified, it is documented by our Senior Director, Information Technology, who is required to report the incident to management.

We work with third-party service providers from time to time that assist us to identify, assess and manage cybersecurity risks, including professional SEIM SOC and other services firms, threat intelligence service providers, cybersecurity consultants, cybersecurity software providers, managed cybersecurity service providers, and penetration testing.

No risks from cybersecurity threats have occurred that have affected our business, results of operations or financial condition.

Governance

Our cybersecurity risk assessment and management processes are implemented and maintained by certain members of our management, including our Senior Director, Information Technology, who reports to our Sr. Vice President, Operations. Management is also responsible for hiring appropriate personnel, integrating cybersecurity considerations into our overall risk management strategy, and for communicating key priorities to employees, as well as for approving budgets, helping prepare for cybersecurity incidents, approving cybersecurity processes, and reviewing security assessments and other security-related reports. Our incident response process involves management, who participates in our disclosure controls and procedures.

Our incident response process is designed to escalate certain cybersecurity incidents and vulnerabilities to members of management depending on the circumstances, including work with our incident response team to help the company mitigate and remediate cybersecurity incidents of which they are notified. In addition, the company’s incident response processes include reporting to our Board of Directors for certain cybersecurity incidents.

Management is involved with our efforts to prevent, detect, and mitigate cybersecurity incidents by overseeing preparation of cybersecurity policies and procedures, testing incident response plans and engaging vendors to conduct penetration tests. Management participates in cybersecurity incident response efforts by being a member of the incident response team and helping direct our response to cybersecurity incidents.

Our Board of Directors addresses our cybersecurity risk management as part of its general oversight function. Our Chief Financial Officer and IT consultant provide periodic briefings to the Board of Directors regarding our cybersecurity risks and activities, including any recent cybersecurity incidents and related responses, if any, cybersecurity systems testing, activities of third parties, and the like.

See “Risk Factors – Our internal computer systems, or those used by our third-party contractors or consultants, may fail or suffer security breaches, resulting in liability and harm to our reputation, which could negatively affect our business, results of operation and financial condition. We may face liability if we breach our obligations related to the protection, security, nondisclosure of confidential information or disclosure of sensitive data or fail or are perceived to fail to comply with applicable data protection laws and regulations, or consumer protection laws, regulations and standards.”

Item 2.      Properties

We maintain a U.S. corporate office in Hackensack, New Jersey. Our headquarters, including a manufacturing facility, executive offices and other facilities, are located in Carmiel, Israel. Our facilities in Israel currently contain approximately 14,700 sq/ft of manufacturing space and 3,400 sq/ft for a pilot plant, 11,700 sq/ft for offsite warehouse space and approximately 43,100 sq/ft of laboratories, front warehouse and office space, and are leased at a rate of approximately $83,000 per month. In addition, we are entitled to use an additional 14,500 sq/ft in the same facility, which we intend to utilize in connection with an anticipated expansion of our manufacturing facilities. Our facilities are equipped with the requisite laboratory services required to conduct our business, and we believe that the existing facilities are adequate to meet our needs for the foreseeable future. Our original lease for the facility was in effect until 2016 and we have exercised two of three options to extend the term, each for an additional five-year period. The lease is currently in effect until 2026 and we retain an additional option to extend the term for another five-year period thereafter. Upon the exercise of each option to extend the term of the lease includes a 10% increase to the then current base rent.

Item 3.      Legal Proceedings

We are not involved in any material legal proceedings.

Item 4.      Mine Safety Disclosures

Not applicable.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the NYSE American under the symbol “PLX.” In 2023, we decided to voluntarily delist our common stock from the Tel Aviv Stock Exchange.

Holders

As of March 1, 2024, there were approximately 61 holders of record of our common stock. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.

Dividend Policy

To date, we have not declared or paid any cash dividends on our common stock. We do not anticipate paying any dividends on our common stock in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2023 with respect to the shares of our common stock that may be issued under our existing equity compensation plan.

	A	B	C
Number of Securities Remaining
	Number of Securities		Available for Future Issuance
	to be Issued	Weighted Average	Under Equity Compensation Plans
	Upon Exercise of	Exercise Price of	(Excluding Securities Reflected in
Plan Category	Outstanding Options	Outstanding Options	Column A)
Equity Compensation Plans Approved by Stockholders	6,965,601	$2.13	633,409
Equity Compensation Plans Not Approved by Stockholders	—	—	—
Total	6,965,601	$2.13	633,409

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

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

Overview

We are a biopharmaceutical company focused on the development and commercialization of recombinant therapeutic proteins primarily based on our proprietary ProCellEx protein expression system. To date, we have successfully developed two ERTs; Elfabrio (pegunigalsidase alfa) for the treatment of adult patients with a confirmed diagnosis of Fabry disease and Elelyso (taliglucerase alfa) for the treatment of adult patients with Gaucher disease. Elfabrio, which we referred to as PRX-102 during its development stage, has been approved for marketing in the United States, the European Union, Great Britain, Switzerland and Israel. Chiesi is our commercialization partner for Elfabrio.

We have licensed the rights to commercialize Elelyso worldwide (other than Brazil) to Pfizer, and in Brazil to Fiocruz, an arm of the Brazilian MoH. Elelyso is marketed as BioManguinhos alfataliglicerase in Brazil.

Our strategy is to develop proprietary recombinant proteins designed to address high, unmet needs in the rare disease space that are therapeutically superior to existing recombinant proteins currently marketed for the same indications. Consistent with this strategy, we have a number of product candidates in varying stages of the clinical development process.

On May 5, 2023, the EC announced that it had approved the MAA for Elfabrio and on May 9, 2023, the FDA announced that it had approved the BLA for Elfabrio, each for adult patients with a confirmed diagnosis of Fabry disease. Both approvals cover the 1 mg/kg every two weeks dosage. The EMA approval followed the February 2023 adoption of a positive opinion and recommendation of marketing authorization for Elfabrio by the CHMP. Elfabrio was approved by the FDA with a boxed warning for hypersensitivity reactions/anaphylaxis, consistent with Enzyme Replacement Therapy (ERT) class labeling, and Warnings/Precautions providing guidance on the signs and symptoms of hypersensitivity and infusion-associated reactions seen in the clinical studies as well as treatments to manage such events should they occur. The Warnings/Precautions for membranoproliferative glomerulonephritis (MPGN) alert prescribers to the possibility of MPGN and provide guidance for appropriate patient management. Overall, the FDA review team concluded that in the context of Fabry disease as a rare, serious disease with limited therapeutic options that may not be suitable to all individual patients, the benefit-risk of Elfabrio is favorable for the treatment of adults with confirmed Fabry disease.

We have entered into two exclusive global licensing and supply agreements for Elfabrio with Chiesi. In October 2017 and July 2018, Protalix Ltd., our wholly-owned subsidiary, entered into the Chiesi Agreements pursuant to which Chiesi was granted an exclusive license for all markets, both within and outside of the United States to commercialize Elfabrio.

Elfabrio was the subject of a phase III clinical program studying the drug as a treatment of patients with Fabry disease, a rare, genetic lysosomal disorder. The phase III clinical program included three separate studies, the BALANCE study, the BRIDGE study and the BRIGHT study. The phase III clinical program analyzed two potential dosing regimens: 1 mg/kg every two weeks and 2 mg/kg every four weeks. In addition, the phase III clinical program included two extension studies in which subjects that participated in our phase I/II clinical trials and phase III clinical trials had the opportunity to enroll and continue to be treated with PRX-102. As of March 1, 2023, sponsorship of the two open label extension studies was transferred to Chiesi, which is now administering the extension studies. From time to time, and as Elfabrio is approved for marketing in different jurisdictions, participants withdraw from the open label extension studies. Some of the withdrawals transfer to a commercial setting, others withdraw for other reasons.

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

The FDA publicly released the internal review documents for Elfabrio (pegunigalsidase alfa-iwxj) injection BLA 761161. These documents provide previously unavailable additional information regarding the basis for the FDA’s May 2023 approval decision. In particular, the FDA determined that substantial evidence of effectiveness for Elfabrio in Fabry patients was established with one adequate and well-controlled study with confirmatory evidence provided by the BALANCE study. The FDA review team also concluded that the BALANCE study met its primary efficacy endpoint, which assessed the annualized rate of change in eGFR (estimated glomerular filtration rate) over 104 weeks. However, the FDA also determined that the results from the BALANCE study did not support a non-inferiority claim to the comparator product due to the lack of data to support the non-inferiority margin.

We continuously evaluate potential strategic marketing partnerships as well as collaboration programs with biotechnology and pharmaceutical companies and academic research institutions. Except with respect to Elfabrio and Elelyso, we hold the worldwide commercialization rights to our other proprietary development candidates.

Our product pipeline currently includes, among other candidates:

(1)PRX-115, our plant cell-expressed recombinant PEGylated uricase (urate oxidase) – a chemically modified enzyme to treat severe gout; and
(2)PRX-119, our plant cell-expressed PEGylated recombinant human DNase I product candidate being designed to elongate half-life in the circulation for NETs-related diseases.

Obtaining marketing approval with respect to any product candidate in any country is dependent on our ability to implement the necessary regulatory steps required to obtain such approvals, and demonstrate the safety and efficacy of its product candidates. We cannot reasonably predict the outcome of these activities.

On March 21, 2023, the first patient was dosed in our phase I First-in-Human (FIH) clinical trial of PRX-115. As of December 31, 2023, 56 patients have been dosed in this trial. We expect to publish preliminary results of this study during the second quarter of 2024.

On July 2, 2021, we entered into an At The Market Offering Agreement, or the 2021 Sales Agreement, with H.C. Wainwright & Co., LLC, as our sales agent, or the Agent, which was amended on May 2, 2022. Pursuant to the terms of the 2021 Sales Agreement, we were able to sell from time to time through the Agent shares of our common stock having an aggregate offering price of up to $20.0 million, or the ATM Shares. Upon execution of the 2021 Sales Agreement, we terminated the ATM Equity OfferingSM Sales Agreement it had entered into on October 1, 2020 with BofA Securities, Inc., or BofA Securities. During the term of the sales agreement with BofA Securities, we sold a total of 3,296,123 shares of common stock for total gross proceeds of approximately $13.8 million.

During the term of the 2021 Sales Agreement which ended during the quarter ended March 31, 2023, we sold a total of 13,980,060 ATM Shares for total gross proceeds of approximately $20.0 million, thereby completing the ATM program under said agreement.

On February 27, 2023, we entered into an At The Market Offering Agreement, or the 2023 Sales Agreement, with the Agent. Pursuant to the terms of the 2023 Sales Agreement, we may sell, from time to time through the Agent, ATM Shares having an aggregate offering price of up to $20.0 million. As of December 31, 2023, shares of Common Stock for total gross proceeds of approximately $6.4 million remain available to be sold under the 2023 Sales Agreement.

Under each of the Chiesi Agreements, Chiesi made an upfront payment to Protalix Ltd. of $25.0 million in connection with the execution of each agreement. In addition, under the Chiesi Ex-US Agreement, Protalix Ltd. was entitled to additional payments of up to $25.0 million in pegunigalsidase alfa development costs, and to receive additional payments of up to $320.0 million, in the aggregate, in regulatory and commercial milestone payments. Under the Chiesi US Agreement, Protalix Ltd. is entitled to payments of up to a maximum of $20.0 million to cover development costs for pegunigalsidase alfa, and to receive additional payments of up to a maximum of $760.0 million, in the aggregate, in regulatory and commercial milestone payments. To date, Protalix Ltd. has received the complete amount of development costs to which it is entitled under the Chiesi Agreements. In addition, following the approval of Elfabrio by the FDA, we received a milestone payment equal to $20.0 million.

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

Under the terms of both of the Chiesi Agreements, Protalix Ltd. is required to manufacture all of the Elfabrio drug substance needed under the agreements, subject to certain exceptions, and Chiesi will purchase Elfabrio drug product from Protalix, subject to certain terms and conditions. The consideration for Protalix Ltd. is based on the drug product supplied to Chiesi and the average selling price of the drug product in the relevant territory multiplied by tiered payments as described in the relevant agreement. Under the Chiesi Ex-US Agreement, the price payable to us for drug product supplied is based on a range of 15% to 35% of the average selling price of the drug product in the applicable territory, and, under the Chiesi US Agreement, such price is based on a range of 15% to 40% of the average selling price of the drug product in the United States.

On August 29, 2022, we entered into a Fill/Finish Agreement, or the F/F Agreement, and a Letter Agreement, or the Letter Agreement, in each case with Chiesi. We agreed to supply Chiesi with drug substance for Elfabrio and, following relevant technology and technical information transfer activities, Chiesi has agreed, among other things, to provide us with commercial fill/finish services for Elfabrio, including to support the anticipated global launch of Elfabrio. The F/F Agreement shall continue in force until December 31, 2025, unless terminated earlier in accordance with the terms of the F/F Agreement and the term may be extended by mutual agreement for an additional period of seven years upon mutual written agreement prior to expiration of the initial term.

Since its approval by the FDA, Elelyso has been marketed by Pfizer in accordance with the Pfizer Agreement. In October 2015, Protalix Ltd. and Pfizer entered into the Amended Pfizer Agreement, pursuant to which we sold to Pfizer our share in the collaboration created under the Pfizer Agreement for the commercialization of Elelyso. As part of the sale, we agreed to transfer our rights to Elelyso in Israel to Pfizer while gaining full rights to it in Brazil. Under the Amended Pfizer Agreement, Pfizer is entitled to all of the revenues, and is responsible for 100% of expenses globally for Elelyso, excluding Brazil where we are responsible for all expenses and retain all revenues.

On June 18, 2013, we entered into the Brazil Agreement. Fiocruz’s purchases of BioManguinhos alfataliglicerase to date have been significantly below certain agreed-upon purchase milestones and, accordingly, we have the right to terminate the Brazil Agreement. Notwithstanding the termination right, we are, at this time, continuing to supply BioManguinhos alfataliglicerase to Fiocruz and patients continue to be treated with BioManguinhos alfataliglicerase in Brazil.

Because our operations are conducted in the State of Israel, the business and operations may be directly affected by economic, political, geopolitical and military conditions in Israel. In October 2023, Hamas terrorists infiltrated Israel’s southern border from the Gaza Strip and conducted a series of attacks on civilian and military targets. Hamas also launched extensive rocket attacks on Israeli population and industrial centers located along Israel’s border with the Gaza Strip and in other areas within the State of Israel attacking a number of civilian and military targets while simultaneously launching extensive rocket attacks on the Israeli population and industrial centers. At the same time, clashes between Israel and Hezbollah in Lebanon have increased. In response, Israel’s security cabinet declared war against the Hamas and a military campaign against these terrorist organizations commenced in parallel to their continued rocket and terror attacks. Moreover, the attacks by Hamas and Hezbollah, and Israel’s defensive measures, may result in a greater regional conflict. It is currently not possible to predict the duration or severity of the ongoing conflict or its effects on our business, operations and financial conditions. The ongoing conflict is rapidly evolving and developing, and could disrupt certain of our business and operations, among others. As of the issuance of these financial statements, the impact of the war has not had a material adverse effect on our operations.

We believe that our cash and cash equivalents and short-term bank deposits as of December 31, 2023 are sufficient to satisfy our capital needs for at least 12 months from the date that these financial statements are issued.

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

Revenues

Our primary sources of revenues include our sales of BioManguinhos alfataliglicerase in Brazil, of drug substance to Pfizer under our Amended Pfizer Agreement and of drug product to Chiesi under the Chiesi Agreements. We recognize revenue from selling goods at a point in time when control over the product is transferred to customers (upon delivery), at the net selling price, which reflects sales reserves for variable consideration, potential discounts, rebates and allowances. The sales reserve is calculated based on expected sales and the anticipated net average selling price.

The transaction price is the consideration to which we expect to be entitled from the customer. The consideration promised in a contract with our customers may include fixed amounts and variable amounts. We estimate the variable consideration and includes it in the transaction price using the most likely outcome method, and only to the extent the variable consideration is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Prior to recognizing revenue from variable consideration, we use significant judgment to determine the probability of significant reversal of such revenue.

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

The future manufacturing was contingent on regulatory approvals of the drug and we deem these services to be separately identifiable from other performance obligations in the contract. Manufacturing services post-regulatory approval are not interdependent or interrelated with the license and research and development services. Following the regulatory approvals for Elfabrio received in May 2023, we started recognizing revenue from manufacturing.

The transaction price of the Chiesi Agreements was comprised of fixed consideration and variable consideration (capped research and development reimbursements). Under ASC 606, the consideration to which we would be entitled upon the achievement of contractual milestones, which are contingent upon the occurrence of future events, are a form of variable consideration. We estimate variable consideration using the most likely method. Amounts included in the transaction price are recognized only when it is probable that a significant reversal of cumulative revenues will not occur. Prior to recognizing revenue from variable consideration, we use significant judgment to determine the probability of a significant reversal of such revenue. Following the approval of Elfabrio by the FDA, we received a milestone payment equal to $20.0 million.

Since the customer benefits from the research and development services as the entity performs the service, revenue from granting the license and the research and development services is recognized over time using the cost-to-cost method.

Revenue from additional research and development services ordered by Chiesi is recognized over time using the cost-to-cost method.

Income Taxes

We estimate the degree to which deferred tax assets will result in a benefit, after consideration of all positive and negative evidence, and provide a valuation allowance for deferred tax assets that we believe more likely than not will not be realized. In situations in which we are able to determine that our deferred tax assets will be realized, that determination generally relies on future reversals of taxable temporary differences and expected future taxable income. Significant judgment is required in determining any valuation allowance recorded against deferred tax assets. In assessing the need for a valuation allowance, we considered all available evidence, including past operating results, the most recent projections for taxable income, and prudent and feasible tax planning strategies. We reassess our valuation allowance periodically and if future evidence allows for a partial or full release of the valuation allowance, we reverse the related valuation allowance. The tax valuation allowance totaled approximately $56.0 million at December 31, 2023 (see Note 13 to our consolidated financial statements for additional information). Should our actual future taxable income by tax jurisdiction vary from estimates, additional allowances or reversals thereof may be necessary.

Significant judgment is required in evaluating our uncertain tax positions. In evaluating the exposure associated with our various tax filing positions, we record reserves for uncertain tax positions in accordance with U.S. GAAP based on the technical support for the positions and our past audit experience with similar positions. For those tax positions where it is more likely than not that a tax benefit will be sustained, we record the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. We believe our tax positions comply with applicable tax laws and we intend to defend our positions, no assurance can be given that the final tax outcome of these matters will not be different from that which is reflected in our historical income tax reserves and accruals. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will impact the provision for income taxes in the period in which such determination is made. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate. Our liability for these unrecognized tax benefits totaled approximately $0.8 million at December 31, 2023 (see Note 13 to our consolidated financial statements for additional information).

Research and Development Expense

We expect our research and development expense to remain our primary expense in the near future as we continue to develop our product candidates. Research and development expense consists of:

●	internal costs associated with research and development activities;
●	payments made to third party contract research organizations, investigative/clinical sites and consultants;
●	manufacturing development costs;
●	personnel-related expenses, including salaries, benefits, travel and related costs for the personnel involved in research and development;
●	activities relating to the advancement of product candidates through preclinical studies and clinical trials; and

●	facilities and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities, as well as laboratory and other supplies.

The following table identifies our current major research and development projects:

Project	Status	Expected Near Term Milestones
PRX-115 – PEGylated Uricase	Phase I	Preliminary results from the phase I clinical trial expected in the second quarter of 2024.

PRX-119 – Long Acting DNase I	Preclinical

We anticipate incurring increasing costs in connection with the continued development of PRX-115 and PRX-119 and in the expansion of our pipeline. Our internal resources, employees and infrastructure are not tied to any individual research project and are typically deployed across all of our projects. We currently do not record and maintain research and development costs per project.

At this time, due to the inherently unpredictable nature of preclinical and clinical development processes and given the early stage of our preclinical product development programs, we are unable to estimate with any certainty the costs we will incur in the continued development of the product candidates in our pipeline for potential commercialization. Clinical development timelines, the probability of success and development costs can differ materially from expectations. Our future research and development expenses for our product candidates will depend on the preclinical and clinical success of each product candidate, as well as ongoing assessments of each product candidate’s commercial potential. In addition, we cannot forecast with any degree of certainty which product candidates may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements. See “Risk Factors—We may not obtain the necessary U.S., EMA or other worldwide regulatory approvals to commercialize our drug candidates in a timely manner, if at all, which would have a material adverse effect on our business, results of operations and financial condition.”

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

Convertible Notes

The outstanding convertible notes are accounted for using the guidance set forth in the Financial Accounting Standards Board, or the FASB, Accounting Standards Codification, or ASC, 815 requiring that we determine whether the embedded conversion option must be separated and accounted for separately. ASC 470-20 regarding debt with conversion and other options requires the issuer of a convertible debt instrument that may be settled in cash upon conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate. Our Senior Secured 7.50% Convertible Notes Due 2021, or the 2021 Notes, were accounted for partially as liability and equity components of the instrument and partially as a debt host contract with an embedded derivative resulting from the conversion feature. The 2024 Notes were accounted for as a liability (debt) and equity component (conversion option) as the convertible notes may be settled wholly or partly in cash, at our option, when converted.

Issuance costs regarding the issuance of the 2021 Notes, as well as the debt discount and debt issuance costs from the issuance of the 2024 Notes, were deferred and amortized over the applicable convertible notes period using the effective interest rate.

On August 25, 2021, we completed the exchanges of a substantial majority of the 2021 Notes with certain institutional note holders, or the Exchanges. The Exchanges involved the exchange of an aggregate of $54.65 million principal amount of our outstanding 2021 Notes for an aggregate of $28.75 million principal amount of newly issued 2024 Notes, $25.90 million in cash, and approximately $1.1 million in cash representing accrued and unpaid interest through the closing date. The initial conversion rate for the 2024 Notes is 563.2216 shares of common stock for each $1,000 principal amount of 2024 Notes (equivalent to an initial conversion price of approximately $1.7755 per share of the common stock), subject to adjustment in certain circumstances. This initial conversion price represents a premium of approximately 32.5% relative to the closing price of our common stock on the NYSE American on August 13, 2021. The Exchanges are described in greater detail in Note 10 to the consolidated financial statements.

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

As of December 31, 2023, a total of $20.4 million aggregate principal amount of the 2024 Notes were outstanding. In addition, as of December 31, 2023, 2022 and 2021, none of the 2021 Notes were outstanding.

Results of Operations

Year ended December 31, 2023 Compared to the Year Ended December 31, 2022

Revenues from Selling Goods

We recorded revenues from selling goods of $40.4 million for the year ended December 31, 2023, an increase of $15.1 million, or 60%, compared to revenues of $25.3 million for the year ended December 31, 2022. The increase resulted primarily from an increase of $14.1 million in sales of Elfabrio drug product to Chiesi, following the approvals by the FDA and the EMA of Elfabrio, an increase of $0.1 million in sales to Pfizer and of $0.9 million in sales to Brazil, resulting from timing differences.

Revenues from License and R&D services

We recorded revenues from license and R&D services of $25.1 million for the year ended December 31, 2023, an increase of $2.8 million, or 13%, compared to revenues of $22.3 million for the year ended December 31, 2022. The increase resulted from the $20.0 million regulatory milestone payment from Chiesi in connection with the FDA approval of Elfabrio which was partially offset by a decrease of $17.2 million in revenues recognized in connection with the R&D performance obligation under the Chiesi Agreements as we have completed the phase III clinical program thereunder. Revenues from license and R&D services represent mainly the revenues we recognized in connection with the Chiesi Agreements.

Cost of Goods Sold

Cost of goods sold was $23.0 million for the year ended December 31, 2023, an increase of $3.4 million, or 17%, compared to cost of goods sold of $19.6 million for the year ended December 31, 2022. The increase in cost of goods sold was primarily the result of the increase in sales of goods to Chiesi, Brazil and to Pfizer. Sales to Chiesi included certain drug substance costs which had already been recognized as research and development expenses as it was produced as part of research and development activities. Accordingly, the related cost of goods sold does not include the costs of such drug substance.

Research and Development Expenses

For the year ended December 31, 2023, our total research and development expenses were approximately $17.1 million comprised of approximately $6.3 million in subcontractor-related expenses, approximately $7.8 million of salary and related expenses, approximately $0.6 million of materials-related expenses and approximately $2.4 million of other expenses. For the year ended December 31, 2022, our total research and development expenses were approximately $29.3 million comprised of approximately $17.8 million in subcontractor-related expenses, approximately $7.3 million of salary and related expenses, approximately $1.4 million of materials-related expenses and approximately $2.8 million of other expenses.

Total decrease in research and developments expenses was $12.2 million, or 42%, for the year ended December 31, 2023 compared to the year ended December 31, 2022. The decrease in research and development expenses resulted primarily from a $11.5 million decrease in subcontractor-related expenses in connection with our PRX-102 clinical trials, and a $0.8 million decrease in materials-related expenses.

We expect research and development expenses to continue to be our primary expense as we enter into a more advanced stage of preclinical and clinical trials for certain of our product candidates.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $15.0 million for the year ended December 31, 2023, an increase of $3.3 million, or 28%, from $11.7 million for the year ended December 31, 2022. The increase resulted primarily from an increase of approximately $2.3 million in one-time cash bonuses, share-based compensation and salary and salary-related expenses, as well as an increase of $0.3 million in travel, conferences and employee training expenses.

Financial Expenses and Income, Net

Financial expense, net was $1.9 million for the year ended December 31, 2023, an increase of $0.5 million, or 36%, compared to financial expenses of $1.4 million for the year ended December 31, 2022. The increase was primarily due to a decrease of $0.9 million in income related to exchange rates as well as an increase in our interest expenses of $0.7 million which was partially offset by a gain recognized due to conversions of a portion of the 2024 Notes of $0.4 million and a $0.6 million increase in interest income.

Income taxes

For the year ended December 31, 2023, we recorded income taxes of approximately $0.3 million, a decrease of $0.2 million, or 40%, compared to tax expenses of $0.5 million for the year ended December 31, 2022. The income taxes resulted primarily from the provision for current taxes on income mainly derived from GILTI income mainly in respect of Section 174 of the TCJA. Effective in 2022, Section 174 of the TCJA requires all U.S. companies, for tax purposes, to capitalize and subsequently amortize R&D expenses that fall within the scope of Section 174 over five years for research activities conducted in the United States and over 15 years for research activities conducted outside of the United States rather than deducting such costs in the current year. The net income taxes gives effect to a valuation allowance release equal to approximately $3.1 million.

Year ended December 31, 2022 Compared to the Year Ended December 31, 2021

For a discussion of the year ended December 31, 2022 compared to the year ended December 31, 2021, see Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2022.

Liquidity and Capital Resources

Our sources of liquidity include our cash balances and bank deposits. At December 31, 2023, we had $44.6 million in cash and cash equivalents and short term bank deposits. We have primarily financed our operations through equity and debt financings, business collaborations, and grants funding.

During the year ended December 31, 2023, we raised gross proceeds equal to approximately $24.9 million from the sale of 12,560,150 shares of our common stock under our ATM program. All such sales were completed during the quarters ended March 31, 2023 and June 30, 2023. No sales were completed during the quarters ended September 30, 2023 and December 31, 2023.

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

Cash Flows

Net cash used in operations was $1.3 million for the year ended December 31, 2023. The net income for the year ended December 31, 2023 of $8.3 million was decreased by a $13.2 million decrease in contracts liability, a $3.1 million increase in deferred tax assets, a $2.2 million increase in inventories, a $0.4 million increase in accounts receivable-trade and other assets and a $0.4 million financial income-net. The net income was increased by a $5.3 million increase in accounts payable and accruals, $3.4 million in share-based compensation and $1.2 million in depreciation. Net cash used in investing activities for the year ended December 31, 2023 was $16.7 million and consisted primarily of net investment in bank deposits. Net cash provided by financing activities was $24.7 million resulting primarily from the sale of common stock under our ATM program.

Future Funding Requirements

Since our inception, we have incurred significant research and development expenditures which have not been offset by revenues. We have not generated significant revenues from sales of Elelyso, and commercial sales of Elfabrio only commenced in the middle of 2023. We have generated operating losses from our continuing operations since our inception although the revenues generated in the year ended December 31, 2023 exceeded our expenditures for the same period.

Under the terms of the 2024 Indenture, we are required to comply with certain covenants, including the requirement to maintain a minimum cash balance of at least $7.5 million. Failure to comply with such covenants may result in an event of default under the 2024 Indenture and, accordingly, may result in the acceleration of the payment of the notes or in additional interest payments. As of December 31, 2023, we were in compliance with all covenants.

As we increase our research and developments efforts with respect to our current and future product candidates, we expect to continue to incur significant expenditures. We cannot anticipate the costs or the timing of the occurrence of such costs. Although we expect the revenues generated from the sales of Elfabrio and Elelyso will increase, such revenues may not be sufficient to fund the expenditures. To the extent we need to obtain additional financing in excess of such anticipated revenues, it may be difficult for us to do so given the volatility of the price of our common stock. Our material cash needs for the next 24 months will include, among other expenses, (i) costs of preclinical and clinical trials, (ii) employee salaries, (iii) payments for rent and operation of our manufacturing facilities, (iv) fees to our consultants and legal advisors, patent advisors and fees for service providers in connection with our research and development efforts, (v) payments of principal and interest on our outstanding 2024 Notes and (vi) tax payments. We believe that the funds currently available to us are sufficient to satisfy our capital needs for at least 12 months.

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

We expect to finance our future cash needs through sales of Elfabrio and Elelyso, corporate collaborations, licensing or similar arrangements, public or private equity offerings and/or debt financings. We currently do not have any commitments for future external funding, except with respect to the milestone payments that may become payable under the Chiesi Agreements. On February 27, 2023, we entered into the 2023 Sales Agreement pursuant to which we may sell from time to time through the Agent ATM Shares having an aggregate offering price of up to $20.0 million as we had then completed the ATM program under the 2021 Sales Agreement. As of December 31, 2023, shares of our common stock for total gross proceeds of approximately $6.4 million remain available to be sold under the 2023 Sales Agreement. During the quarters ended March 31, 2023 and June 30, 2023, we sold, in the aggregate, 12,560,150 shares of Common Stock under the 2021 Sales Agreement and the 2023 Sales Agreement, generating aggregate gross proceeds equal to approximately $24.9 million.

Contractual obligations

Our contractual obligations include obligations under our convertible notes, operating lease obligations, purchase obligations, certain clinical contracts and the liability for employee rights upon retirement.

Our convertible senior notes had an aggregate outstanding principal balance of $20.42 million at December 31, 2023. The notes will mature on September 1, 2024 unless earlier purchased, converted, exchanged or redeemed, and interest is payable on the note semi-annually at a rate of 7.50% per annum.

We lease certain assets under operating leases, which expire through 2026, with an option to extend the lease on our main facility to 2031. The leases relate primarily to office, laboratory and manufacturing space and vehicles used by our employees. Our aggregate future minimum commitments under these facility and vehicles leases over the next five fiscal years is approximately $4.1 million as of December 31, 2023.

As of December 31, 2023, we are subject to open purchase orders issued to certain suppliers and other vendors mainly in connection with our research and development and manufacturing activities that were outstanding as of December 31, 2023 for approximately $8.1 million over the next five fiscal years.

We have a contractual obligation of approximately $0.4 million as of December 31, 2023 payable over the fiscal year ending December 31, 2024 in connection with contractual arrangements we enter into in the normal course of business with CROs, CMOs and other clinical providers and consultants for clinical trials, preclinical and other research studies and manufacturing services in connection with our primary product development process. These contracts do not contain minimum purchase commitments and are cancelable by us upon prior notice. Payments due upon cancellation consist only of payments for services provided or expenses incurred, including non-cancelable obligations of our service providers, up to the date of cancellation. In addition, we have a $0.1 million commitment payable to a business development consultant.

As of December 31, 2023, we have a contractual obligation of approximately $0.7 million for employee rights upon retirement.

We are also party to certain research and license agreements. If all of the contingencies with respect to milestone payments under our research and license agreements are met, as of December 31, 2023, the aggregate milestone payments payable would be approximately $8.4 million, and would be payable, if at all, as our projects progress over the course of a number of years. The royalty payments payable by our company in connection with sales of each of our product candidates, if any, shall not exceed low, single-digit percentages of net sales of the relevant product.

Effects of Currency Fluctuations

Currency fluctuations could affect us through increased or decreased acquisition costs for certain goods and services. Currency fluctuations during the year ended December 31, 2022, resulted in $1.0 million being recognized as financial income. We do not believe currency fluctuations have had a material effect on our results of operations during the years ended December 31, 2022 or 2023.

Recently Issued Accounting Pronouncements

Certain recently issued and recently adopted accounting pronouncements are discussed in Note 1(r) of the financial statements included in Item 8 of this Annual Report on Form 10-K.

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

Approximately 44% of our costs, including salaries, expenses and office expenses, are incurred in NIS. Inflation in Israel may have the effect of increasing the U.S. dollar cost of our operations in Israel. If the U.S. dollar declines in value in relation to the NIS, it will become more expensive for us to fund our operations in Israel. A revaluation of 1% of the NIS will affect our loss before tax by less than 1%. The exchange rate of the U.S. dollar to the NIS, based on exchange rates published by the Bank of Israel, was as follows:

	Year Ended December 31,
	2021	2022	2023
Average rate for period	3.230	3.360	3.687
Rate at period-end	3.110	3.519	3.627

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

Management assessed our internal control over financial reporting as of December 31, 2023, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and our overall control environment.

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

Attestation Report of Independent Registered Public Accounting Firm

Not applicable.

Changes in internal controls

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15f and 15d-15f under the Exchange Act) that occurred during the quarter ended December 31, 2023 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.       Other Information

Rule 10b5-1 Trading Plansf

During the quarter ended December 31, 2023, none of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 9C.       Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.      Directors, Executive Officers and Corporate Governance

The information in our 2024 Proxy Statement regarding directors and executive officers appearing under the headings “Security Ownership of Certain Beneficial Owners and Management — Section 16(a) Beneficial Ownership Reporting Compliance” and “Election of Directors” is incorporated by reference in this section.

Item 11.       Executive Compensation

The information appearing in our 2024 Proxy Statement under the headings “Director Compensation,” “Compensation Discussion and Analysis,” “Report of the Compensation Committee,” and “Executive Compensation” is incorporated by reference in this section.

Item 12.       Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information appearing in our 2024 Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management” is incorporated by reference in this section.

Item 13.       Certain Relationships and Related Transactions, and Director Independence

The information appearing in our 2024 Proxy Statement under the headings “Election of Directors—Corporate Governance” and “—Certain Relationships and Related Transactions” is incorporated by reference in this section.

Item 14.        Principal Accountant Fees and Services

Our independent registered public accounting firm is Kesselman & Kesselman, Certified Public Accountants (Isr.), a member of PricewaterhouseCoopers International Limited, Tel Aviv, Israel, PCAOB ID. No. 1309.

The information appearing in our 2024 Proxy Statement under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm” is incorporated by reference in this section.

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

3. Exhibits.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Date	Filed Herewith
1.1	At the Market Offering Agreement, dated February 27, 2023, between the Company and H.C. Wainwright & Co., LLC	8-K	001-33357	1.1	February 27, 2023

3.1	Certificate of Incorporation of the Company	8-K	001-33357	3.1	April 1, 2016

3.2	Amendment to Certificate of Incorporation of the Company	Def 14A	001-33357	Appen. A	July 1, 2016

3.3	Second Amendment to Certificate of Incorporation of the Company	Def 14A	001-33357	Appen. A	October 17, 2018

3.4	Third Amendment to Certificate of Incorporation of the Company	8-K	001-33357	3.1	December 20, 2019

3.5	Fourth Amendment to Certificate of Incorporation of the Company	10-Q	001-33357	3.1	August 15, 2022

3.6	Fifth Amendment to Certificate of Incorporation of the Company	10-Q	001-33357	3.6	August 7, 2023

3.7	Bylaws of the Company	8-K	001-33357	3.2	October 17, 2018

4.1†	Form of Restricted Stock Agreement/Notice	8-K	001-33357	4.1	July 18, 2012

4.2	Form of Warrant	8-K	001-33357	4.1	March 12, 2020

4.3†	Form of Stock Option Agreement (Executives)	10-Q	001-33357	4.8	August 10, 2020

4.4	Form of Stock Option Agreement (Standard)	10-Q	001-33357	4.9	August 10, 2020

4.5	Indenture, dated as of August 24, 2021, between Protalix BioTherapeutics, Inc., the guarantors party thereto, The Bank of New York Mellon Trust Company, N.A., as trustee and Wilmington Savings Fund Society, FSB, as collateral agent	8-K	001-33357	4.2	August 26, 2021

4.6	Form of Exchange Note (2024)	8-K	001-33357	4.3	August 26, 2021

4.7	Description of Capital Stock					X

10.1	Lease Agreement between Protalix Ltd. and Angel Science Park (99) Ltd., dated as of October 28, 2003 as amended on April 18, 2005	8-K	001-33357	10.9	January 8, 2007

10.2	Unprotected Lease Agreement	10-K	001-33357	10.21	March 17, 2008

10.3††	Amended and Restated Agreement between Protalix Ltd. and Comercio e Serviços Ltda. dated June 17, 2013	10-Q	001-33357	10.1	May 14, 2021

10.4††	Technology Transfer and Supply Agreement made as of June 18, 2013 by and between Protalix Ltd. and Fundação Oswaldo Cruz	10-Q	001-33357	10.2	May 14, 2021

10.5††	Binding Term Sheet between Protalix Ltd. and Chiesi Farmaceutici S.p.A.	10-Q	001-33357	10.3	May 14, 2021

10.6††	Amended and Restated Exclusive License and Supply Agreement by and between Pfizer Inc. and Protalix Ltd., dated October 12, 2015	10-Q/A	001-33357	10.1	December 11, 2015

10.7††	Exclusive License and Supply Agreement dated as of October 17, 2017, made by and between Protalix Ltd. and Chiesi Farmaceutici S.p.A.	10-K	001-33357	10.16	March 6, 2018

10.8††	Exclusive U.S. License and Supply Agreement dated as of July 23, 2018, made by and between Protalix Ltd. and Chiesi Farmaceutici S.p.A.	10-Q	001-33357	10.1	November 7, 2018

10.9†	Employment Agreement made effective as of May 20, 2019, by and between Protalix Ltd. and Mr. Dror Bashan	8-K	001-33357	10.1	May 21, 2019

10.10†	Employment Agreement made effective as of July 28, 2019, by and between Protalix Ltd. and Mr. Eyal Rubin	8-K	001-33357	10.1	July 29, 2019

10.11	Form of Securities Purchase Agreement	8-K	001-33357	10.1	March 12, 2020

10.12†	Amended and Restated Pro BioTherapeutics, Inc. 2006 Stock Incentive Plan, as amended	10-Q	001-33357	10.1	August 7, 2023

10.13†	Employment Agreement with Yael Hayon, Ph.D. dated June 7, 2020	8-K	001-33357	10.1	June 8, 2020

10.14	Form of Exchange Agreement, dated as of August 12, 2021 among Protalix BioTherapeutics, Inc. and the holders named therein	8-K	001-33357	10.1	August 12, 2021

10.15	Amended and Restated U.S. Security Agreement dated of August 24, 2021 among Protalix BioTherapeutics, Inc., the guarantors party thereto, Wilmington Savings Fund Society, FSB, as collateral agent and The Bank of New York Mellon Trust Company, N.A., as Notes Trustee	8-K	001-33357	10.1	August 26, 2021

10.16	2021 Security Agreement/Debenture, made on August 24, 2021 between Protalix Ltd. and Altshuler Shaham Trusts Ltd., as security trustee	8-K	001-33357	10.2	August 26, 2021

10.17††	Fill/Finish Agreement effective on August 29, 2022 made by and between Chiesi Farmaceutici S.p.A and Protalix Ltd.	10-Q	001-33357	10.1	November 14, 2022

10.18††	Letter Agreement dated August 29, 2022 from Chiesi Farmaceutici S.p.A to Protalix Ltd.	10-Q	001-33357	10.2	November 14, 2022

21.1	Subsidiaries	10-K	001-33357	21.1	February 26, 2010

23.1	Consent of Kesselman & Kesselman, Certified Public Accountants (Isr.), a member of PricewaterhouseCoopers International Limited, independent registered public accounting firm for the Registrant	X

24.1	Power of Attorney (included on the signature page to this Annual Report on Form 10-K)	X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Certification of Chief Executive Officer	X

32.2	18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Certification of Chief Financial Officer	X

97.1	Policy Relating to Recovery of Erroneously Awarded Compensation	X

101.INS	XBRL INSTANCE DOCUMENT - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X

101.SCH	XBRL SHEMA FILE	X

101.CAL	XBRL CALCULATION FILE	X

101.DEF	XBRL DEFINITION FILE	X

101.LAB	XBRL LABEL FILE	X

101.PRE	XBRL PRESENTATION FILE	X

104	Cover Page Interactive Data File - formatted in Inline XBRL and included as Exhibit 101	X

†     Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

††   Portions of this exhibit were omitted and have been filed separately with the Secretary of the Securities and Exchange Commission pursuant to the Registrant’s application requesting confidential treatment under Rule 24b-2 of the Exchange Act.

Item 16.      Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of March 14, 2024.

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

Signature	Title	Date

/s/ Dror Bashan	President, Chief Executive Officer	March 14, 2024
Dror Bashan	(Principal Executive Officer) and Director

/s/ Eyal Rubin	Chief Financial Officer, Treasurer and	March 14, 2024
Eyal Rubin	Secretary (Principal Financial
and Accounting Officer)

/s/ Eliot Richard Forster	Chairman of the Board	March 14, 2024
Eliot Richard Forster, Ph.D.

/s/ Amos Bar Shalev	Director	March 14, 2024
Amos Bar Shalev

/s/ Shmuel Ben Zvi	Director	March 14, 2024
Shmuel Ben Zvi, Ph.D.

/s/ Pol F. Boudes	Director	March 14, 2024
Pol F. Boudes, M.D.

/s/ Gwen A. Melincoff	Director	March 14, 2024
Gwen A. Melincoff

/s/ Aharon Schwartz	Director	March 14, 2024
Aharon Schwartz, Ph.D.

PROTALIX BIOTHERAPEUTICS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Protalix BioTherapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Protalix BioTherapeutics, Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, changes in stockholders’ equity (capital deficiency) and cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Recognition and measurements of sales reserve

As discussed in Note 2(k) to the consolidated financial statements revenues from selling goods are recorded in the amount of consideration to which the Company expects to be entitled in exchange for its performance obligation upon transfer of control to the customer. The amount of consideration to which the Company expects to be entitled varies as a result of potential discounts, rebates and allowances. A variable consideration is recorded by the Company concurrently with the satisfaction of its performance obligation to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. As of December 31, 2023, the sales reserve for potential discounts, rebates and allowances was $2,861 thousand. The sales reserve is calculated based on expected sales and anticipated net average selling price.

The principal considerations for our determination that performing procedures related to recognition and measurement of the sales reserve is a critical audit matter are the significant judgment by management due to the significant measurement uncertainty involved in developing the sales reserve, as the sales reserve is based on assumptions developed related to expected sales and anticipated net average selling price. This in turn led to significant auditor judgment in performing procedures relating to these assumptions.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, (i) testing management’s process for determining the estimate; and (ii) testing the completeness, accuracy, and relevance of underlying data used to estimate the reserves.

/s/ Kesselman & Kesselman

Certified Public Accountants (Isr.)

A member of PricewaterhouseCoopers International Limited

Tel Aviv, Israel

March 14, 2024

We have served as the Company’s auditor since 2000.

PROTALIX BIOTHERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands)

	December 31,
	2022	2023
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$17,111	$23,634
Short-term bank deposits	5,069	20,926
Accounts receivable – Trade	4,586	5,272
Other assets	1,310	1,055
Inventories	16,804	19,045
Total current assets	$44,880	$69,932

NON-CURRENT ASSETS:
Funds in respect of employee rights upon retirement	$1,267	$528
Property and equipment, net	4,553	4,973
Deferred income tax asset	-	3,092
Operating lease right of use assets	5,087	5,909
Total assets	$55,787	$84,434

LIABILITIES AND STOCKHOLDERS' EQUITY (NET OF CAPITAL DEFICIENCY)

CURRENT LIABILITIES:
Accounts payable and accruals:
Trade	$5,862	$4,320
Other	12,271	19,550
Operating lease liabilities	1,118	1,409
Contracts liability	13,178	-
Convertible notes	-	20,251
Total current liabilities	$32,429	$45,530

LONG TERM LIABILITIES:
Convertible notes	$28,187
Liability for employee rights upon retirement	1,642	$714
Operating lease liabilities	4,169	4,621
Total long term liabilities	$33,998	$5,335
Total liabilities	$66,427	$50,865

COMMITMENTS

STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)
Common Stock, $0.001 par value: Authorized - as of December 31, 2022 and 2023, 144,000,000 and 185,000,000 shares, respectively; issued and outstanding - as of December 31, 2022 and 2023, 53,790,167 and 72,952,124 shares, respectively	54	73
Additional paid-in capital	379,167	415,045
Accumulated deficit	(389,861)	(381,549)
Total stockholders' equity (capital deficiency)	(10,640)	33,569
Total liabilities and stockholders' equity (net of capital deficiency)	$55,787	$84,434

The accompanying notes are an integral part of the consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(U.S. dollars in thousands, except share and per share amounts)

	Year Ended December 31,
	2021	2022	2023
REVENUES FROM SELLING GOODS	$16,749	$25,292	$40,418
REVENUES FROM LICENSE AND R&D SERVICES	21,601	22,346	25,076
TOTAL REVENUE	38,350	47,638	65,494
COST OF GOODS SOLD	(16,349)	(19,592)	(22,982)
RESEARCH AND DEVELOPMENT EXPENSES	(29,734)	(29,349)	(17,093)
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(12,729)	(11,711)	(14,959)
OPERATING INCOME (LOSS)	(20,462)	(13,014)	10,460
FINANCIAL EXPENSES	(7,521)	(2,529)	(3,180)
FINANCIAL INCOME	401	1,146	1,286
FINANCIAL EXPENSES, NET	(7,120)	(1,383)	(1,894)
INCOME (LOSS) BEFORE TAXES ON INCOME	(27,582)	(14,397)	8,566
TAXES ON INCOME	—	(530)	(254)
NET INCOME (LOSS) FOR THE PERIOD	$(27,582)	$(14,927)	$8,312
EARNINGS (LOSS) PER SHARE OF COMMON STOCK:
BASIC	$(0.62)	$(0.31)	$0.12
DILUTED	$(0.62)	$(0.31)	$0.09
WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK
USED IN COMPUTING EARNINGS (LOSS) PER SHARE:
BASIC	44,140,233	48,472,159	67,512,527
DILUTED	44,140,233	48,472,159	82,424,016

The accompanying notes are an integral part of the consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(CAPITAL DEFICIENCY)

(U.S. dollars in thousands)

			Additional
	Common	Common	Paid–In	Accumulated
	Stock	Stock	Capital	Deficit	Total
	Number of
	Shares	Amount
Balance at January 1, 2021	34,765,280	$35	$320,280	$(347,352)	$(27,037)
Changes during 2021:
Issuance of common stock, net of issuance cost	8,749,999	9	37,616		37,625
Issuance of common stock under the Sales Agreement, net	1,867,552	2	8,573		8,575
Share-based compensation related to stock options			1,405		1,405
Share-based compensation related to restricted stock award			970		970
Exercise of warrants	173,816	*	—		—
Reacquisition of equity component of convertible notes			(12,019)		(12,019)
Equity component of convertible notes, net of transaction costs			12,027		12,027
Net loss				(27,582)	(27,582)
Balance at December 31, 2021	45,556,647	$46	$368,852	$(374,934)	$(6,036)
Changes during 2022:
Issuance of common stock under the Sales Agreement, net	7,473,038	7	8,229		8,236
Share-based compensation related to stock options			1,124		1,124
Share-based compensation related to restricted stock award	759,482	1	960		961
Exercise of warrants	1,000	*	2		2
Net loss				(14,927)	(14,927)
Balance at December 31, 2022	53,790,167	$54	$379,167	$(389,861)	$(10,640)
Changes during 2023:
Issuance of common stock under the Sales Agreement, net	12,560,150	13	23,941		23,954
Convertible notes conversions	4,691,623	5	7,778		7,783
Share-based compensation related to stock options			1,928		1,928
Share-based compensation related to restricted stock award	1,371,362	1	1,519		1,520
Exercise of warrants	538,822	*	712		712
Net income				8,312	8,312
Balance at December 31, 2023	72,952,124	$73	$415,045	$(381,549)	$33,569

*	Represents an amount less than $1.

The accompanying notes are an integral part of the consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

	Year Ended December 31,
	2021	2022	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(27,582)	$(14,927)	$8,312
Adjustments required to reconcile net income (loss) to net cash used in operating activities:
Share-based compensation	2,375	2,085	3,448
Depreciation	1,118	1,086	1,191
Financial income, net	417	(989)	(446)
Changes in accrued liability for employee rights upon retirement	133	(543)	3
Changes in deferred tax asset	-	-	(3,092)
Loss (gain) on amounts funded in respect of employee rights upon retirement	(100)	3	(50)
Loss (gain) on sale of fixed assets	(51)	-	9
Loss on extinguishment of convertible notes	831	-	-
Gain on conversions of convertible notes	-	-	(421)
Amortization of debt issuance costs and debt discount	2,673	300	267
Changes in operating assets and liabilities:
Increase (decrease) in contracts liability	13,230	(7,162)	(13,178)
Increase in accounts receivable-trade and other assets	(1,032)	(1,194)	(428)
Changes in operating lease right of use assets, net	241	(5)	13
Decrease (increase) in inventories	(4,872)	1,150	(2,241)
Increase (decrease) in accounts payable and accruals	2,385	(4,804)	5,295
Decrease in other long term liabilities	(51)	-	-
Net cash used in operating activities	$(10,285)	$(25,000)	$(1,318)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in bank deposits	$(37,835)	$(16,000)	$(20,420)
Proceeds from sale of short-term deposits	57,835	11,000	5,000
Purchase of property and equipment	(1,459)	(628)	(1,149)
Proceeds from sale of property and equipment	53	-	-
Decrease in restricted deposit	436	-	-
Amounts paid (funded) in respect of employee rights upon retirement, net	(109)	593	(142)
Net cash provided by (used in) investing activities	$18,921	$(5,035)	$(16,711)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment for convertible notes redemption and transactions costs	$(30,036)	$-	$-
Payment for promissory note	(4,086)	-	-
Proceeds from issuance of common stock and warrants, net	37,625	-	-
Proceeds from issuance of common stock under the Sales Agreement, net	8,575	8,236	23,954
Exercise of warrants	-	2	712
Net cash provided by financing activities	$12,078	$8,238	$24,666
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	$6	$(77)	$(114)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	20,720	(21,874)	6,523
BALANCE OF CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	18,265	38,985	17,111
BALANCE OF CASH AND CASH EQUIVALENTS AT END OF YEAR	$38,985	$17,111	$23,634

The accompanying notes are an integral part of the consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(U.S. dollars in thousands)

	Year Ended December 31,
	2021	2022	2023
SUPPLEMENTARY INFORMATION ON INVESTING AND FINANCING ACTIVITIES NOT INVOLVING CASH FLOWS:
Purchase of property and equipment	$94	$143	$614
Operating lease right of use assets obtained in exchange for new operating lease liabilities	$309	$794	$1,567
Convertible notes conversions	$-	$-	$7,783
Partial settlement of liability for employee rights upon retirement through transfer of the related funds	$-	$-	$882
SUPPLEMENTARY DISCLOSURE ON CASH FLOWS
Interest paid	$3,410	$2,198	$2,742
Interest received	$379	$93	$355

As to extinguishment of convertible notes see Note 10.

The accompanying notes are an integral part of the consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

a.    General

Protalix BioTherapeutics, Inc. (collectively with its subsidiaries, the “Company”) and its wholly-owned subsidiaries, Protalix Ltd. and Protalix B.V. (collectively, the “Subsidiaries”), are biopharmaceutical companies focused on the development and commercialization of recombinant therapeutic proteins based on the Company’s proprietary ProCellEx® protein expression system (“ProCellEx”). To date, the Company has successfully developed two enzyme replacement therapies (ERTs); Elfabrio® (pegunigalsidase alfa) for the treatment of adult patients with a confirmed diagnosis of Fabry disease and Elelyso® (taliglucerase alfa) for the treatment of adult patients with Gaucher disease. Elfabrio, which the Company referred to as PRX-102 during its development stage, has been approved for marketing in the United States, the European Union, Great Britain and Switzerland. The Company has partnered with Chiesi Farmaceutici S.p.A. (“Chiesi”) for the development and commercialization of Elfabrio.

The Company has licensed the rights to commercialize Elelyso worldwide (other than Brazil) to Pfizer Inc. (“Pfizer”), and in Brazil to Fundação Oswaldo Cruz (“Fiocruz”), an arm of the Brazilian Ministry of Health (the “Brazilian MoH”). Elelyso is marketed as BioManguinhos alfataliglicerase in Brazil.

The Company’s strategy is to develop proprietary recombinant proteins designed to address high, unmet needs in the rare disease space that are therapeutically superior to existing recombinant proteins currently marketed for the same indications. Consistent with this strategy, the Company has a number of product candidates in varying stages of the clinical development process.

On May 5, 2023, the European Commission (“EC”) announced that it had approved the Marketing Authorization Application (“MAA”) for Elfabrio and on May 9, 2023, the U.S. Food and Drug Administration (“FDA”) announced that it had approved the Biologics License Application (“BLA”) for Elfabrio, each for adult patients with a confirmed diagnosis of Fabry disease. Both approvals cover the 1 mg/kg every two weeks dosage. The European Medicines Agency (“EMA”) approval followed the February 2023 adoption of a positive opinion and recommendation of marketing authorization for Elfabrio by the EMA’s Committee for Medicinal Products for Human Use the (“CHMP”). Elfabrio was approved by the FDA with a boxed warning for hypersensitivity reactions/anaphylaxis, consistent with Enzyme Replacement Therapy (ERT) class labeling, and Warnings/Precautions providing guidance on the signs and symptoms of hypersensitivity and infusion-associated reactions seen in the clinical studies as well as treatments to manage such events should they occur. The Warnings/Precautions for membranoproliferative glomerulonephritis (MPGN) alert prescribers to the possibility of MPGN and provide guidance for appropriate patient management. Overall, the FDA review team concluded that in the context of Fabry disease as a rare, serious disease with limited therapeutic options that may not be suitable to all individual patients, the benefit-risk of Elfabrio is favorable for the treatment of adults with confirmed Fabry disease.

The Company has entered into two exclusive global licensing and supply agreements for Elfabrio with Chiesi. On October 19, 2017, Protalix Ltd., the Company’s wholly-owned subsidiary, entered into an Exclusive License and Supply Agreement with Chiesi (the “Chiesi Ex-US Agreement”), pursuant to which Chiesi was granted an exclusive license for all markets outside of the United States to commercialize Elfabrio. On July 23, 2018, Protalix Ltd. entered into an Exclusive License and Supply Agreement with Chiesi (the “Chiesi US Agreement”) with respect to the commercialization of Elfabrio in the United States.

Elfabrio was the subject of a phase III clinical program studying the drug as a treatment of patients with Fabry disease, a rare, genetic lysosomal disorder. The phase III clinical program included three separate studies, which are referred to as the BALANCE study, the BRIDGE study and the BRIGHT study. The phase III clinical program analyzed two potential dosing regimens: 1 mg/kg every two weeks and 2 mg/kg every four weeks. In addition, the phase III clinical program included two extension studies in which

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

subjects that participated in the Company’s phase I/II clinical trials and phase III clinical trials had the opportunity to enroll and continue to be treated with PRX-102. As of March 1, 2023, sponsorship of the two open label extension studies was transferred to Chiesi, which is now administering the extension studies. From time to time, and as Elfabrio is approved for marketing in different jurisdictions, participants withdraw from the open label extension studies. Some of the withdrawals transfer to a commercial setting, others withdraw for other reasons.

The BLA for Elfabrio for the treatment of adult patients with Fabry disease was resubmitted to the FDA on November 9, 2022. An initial BLA for Elfabrio was submitted to the FDA on May 27, 2020 under the FDA’s Accelerated Approval pathway, but resulted in a Complete Response Letter (“CRL”).

The MAA was submitted to the EMA on February 7, 2022, after the October 8, 2021 meeting the Company held, together with Chiesi, with the Rapporteur and Co-Rapporteur of the EMA regarding PRX-102.

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

The Company continuously evaluates potential strategic marketing partnerships as well as collaboration programs with biotechnology and pharmaceutical companies and academic research institutions. Except with respect to Elfabrio and Elelyso, the Company holds the worldwide commercialization rights to its other proprietary development candidates.

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

On March 21, 2023, the first patient was dosed in the Company’s phase I First-in-Human (“FIH”) clinical trial of PRX-115. As of December 31, 2023, 56 patients have been dosed in this trial. The Company expects to publish preliminary results of this study during the second quarter of 2024.

On July 2, 2021, the Company entered into an At The Market Offering Agreement (the “2021 Sales Agreement”) with H.C. Wainwright & Co., LLC, as the Company’s sales agent (the “Agent”) which was amended on May 2, 2022. Pursuant to the terms of the 2021 Sales Agreement, the Company was able to sell from time to time through the Agent shares of its common stock, par value $0.001 per share (the “Common Stock”), having an aggregate offering price of up to $20.0 million (the “ATM Shares”). Upon execution of the 2021 Sales Agreement, the Company terminated the ATM Equity OfferingSM Sales

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Agreement it had entered into on October 1, 2020 with BofA Securities, Inc. (“BofA Securities”). During the term of the sales agreement with BofA Securities, the Company sold a total of 3,296,123 shares of Common Stock for total gross proceeds of approximately $13.8 million.

During the term of the 2021 Sales Agreement which ended during the quarter ended March 31, 2023, the Company sold a total of 13,980,060 ATM Shares for total gross proceeds of approximately $20.0 million, thereby completing the ATM program under said agreement.

On February 27, 2023, the Company entered into an At The Market Offering Agreement (the “2023 Sales Agreement”) with the Agent. Pursuant to the terms of the 2023 Sales Agreement, the Company may sell, from time to time through the Agent, ATM Shares having an aggregate offering price of up to $20.0 million. As of December 31, 2023, shares of Common Stock for total gross proceeds of approximately $6.4 million remain available to be sold under the 2023 Sales Agreement.

Under each of the Chiesi Ex-US Agreement and the Chiesi US Agreement (collectively, the “Chiesi Agreements”), Chiesi made an upfront payment to Protalix Ltd. of $25.0 million in connection with the execution of each agreement. In addition, under the Chiesi Ex-US Agreement, Protalix Ltd. was entitled to additional payments of up to $25.0 million in pegunigalsidase alfa development costs, and to receive additional payments of up to $320.0 million, in the aggregate, in regulatory and commercial milestone payments. Under the Chiesi US Agreement, Protalix Ltd. is entitled to payments of up to a maximum of $20.0 million to cover development costs for pegunigalsidase alfa, and to receive additional payments of up to a maximum of $760.0 million, in the aggregate, in regulatory and commercial milestone payments. To date, Protalix Ltd. has received the complete amount of development costs to which it was entitled under the Chiesi Agreements. In addition, following the approval of Elfabrio by the FDA, the Company received a milestone payment equal to $20.0 million.

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

Under the terms of both of the Chiesi Agreements, Protalix Ltd. is required to manufacture all of the Elfabrio drug substance needed under the agreements, subject to certain exceptions, and Chiesi will purchase Elfabrio drug product from Protalix, subject to certain terms and conditions. The consideration for Protalix Ltd. is based on the drug product supplied to Chiesi and the average selling price of the drug product in the relevant territory multiplied by tiered payments as described in the relevant agreement. Under the Chiesi Ex-US Agreement, the price payable to the Company for drug product supplied is based on a range of 15% to 35% of the average selling price of the drug product in the applicable territory, and, under the Chiesi US Agreement, such price is based on a range of 15% to 40% of the average selling price of the drug product in the United States.

On August 29, 2022, the Company entered into a Fill/Finish Agreement (the “F/F Agreement”) and a Letter Agreement (the “Letter Agreement”), in each case with Chiesi. The Company agreed to supply Chiesi with drug substance for pegunigalsidase alfa in connection with the commercial fill/finish services. Under the F/F Agreement, and, following relevant technology and technical information transfer activities, Chiesi has agreed, among other things, to provide the Company with commercial fill/finish services for pegunigalsidase alfa, including to support the anticipated global launch of pegunigalsidase alfa. The F/F Agreement shall continue in force until December 31, 2025, unless terminated earlier in accordance with

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the terms of the F/F Agreement and the term may be extended by mutual agreement for an additional period of seven years upon mutual written agreement prior to expiration of the initial term.

Since its approval by the FDA, Elelyso has been marketed by Pfizer in accordance with the exclusive license and supply agreement entered into between Protalix Ltd. and Pfizer, which is referred to herein as the Pfizer Agreement. In October 2015, Protalix Ltd. and Pfizer entered into an amended exclusive license and supply agreement, which is referred to herein as the Amended Pfizer Agreement, pursuant to which the Company sold to Pfizer its share in the collaboration created under the Pfizer Agreement for the commercialization of Elelyso. As part of the sale, the Company agreed to transfer its rights to Elelyso in Israel to Pfizer while gaining full rights to it in Brazil. Under the Amended Pfizer Agreement, Pfizer is entitled to all of the revenues, and is responsible for 100% of expenses globally for Elelyso, excluding Brazil where the Company is responsible for all expenses and retains all revenues.

On June 18, 2013, the Company entered into a Supply and Technology Transfer Agreement (the “Brazil Agreement”) with Fiocruz for BioManguinhos alfataliglicerase. Fiocruz’s purchases of BioManguinhos alfataliglicerase to date have been significantly below certain agreed-upon purchase milestones and, accordingly, the Company has the right to terminate the Brazil Agreement. Notwithstanding the termination right, the Company is, at this time, continuing to supply BioManguinhos alfataliglicerase to Fiocruz and patients continue to be treated with BioManguinhos alfataliglicerase in Brazil.

Because the Company’s operations are conducted in the State of Israel, the business and operations may be directly affected by economic, political, geopolitical and military conditions in Israel. In October 2023, Hamas terrorists infiltrated Israel’s southern border from the Gaza Strip and conducted a series of attacks on civilian and military targets. Hamas also launched extensive rocket attacks on Israeli population and industrial centers located along Israel’s border with the Gaza Strip and in other areas within the State of Israel attacking a number of civilian and military targets while simultaneously launching extensive rocket attacks on the Israeli population and industrial centers. At the same time, clashes between Israel and Hezbollah in Lebanon have increased. In response, Israel’s security cabinet declared war against the Hamas and a military campaign against these terrorist organizations commenced in parallel to their continued rocket and terror attacks. Moreover, the attacks by Hamas and Hezbollah, and Israel’s defensive measures, may result in a greater regional conflict. It is currently not possible to predict the duration or severity of the ongoing conflict or its effects on the Company’s business, operations and financial conditions. The ongoing conflict is rapidly evolving and developing, and could disrupt certain of the Company’s business and operations, among others. As of the issuance of these financial statements, the impact of the war has not had a material adverse effect on the Company’s operations.

The Company expects to continue to incur significant expenditures in the near future due to research and developments efforts with respect to its product candidates. See also Note 10 with regards to financial covenants under the terms of the Company’s outstanding 7.50% Senior Secured Convertible Notes due 2024 (the “2024 Notes”), including the maintenance of a minimum cash balance of at least $7.5 million. As of December 31, 2023, the Company is in compliance with all such covenants. The Company believes that its cash and cash equivalents and short-term bank deposits as of December 31, 2023, are sufficient to satisfy the Company’s capital needs for at least 12 months from the date that these financial statements are issued.

b.    Basis of presentation

The Company’s financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”).

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

c.    Use of estimates in the preparation of financial statements

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates. As applicable to these consolidated financial statements, the most significant estimates relate to the assessment of sales reserves and valuation allowances.

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

f.    Accounts Receivables

Accounts receivable have been reduced by an allowance for credit losses. The Company maintains the allowance for estimated losses resulting from the inability of the Company’s customers to make required payments. The allowance represents the current estimate of lifetime expected credit losses over the remaining duration of existing accounts receivable considering current market conditions and supportable forecasts when appropriate. The estimate is a result of the Company’s ongoing evaluation of collectability, customer creditworthiness, historical levels of credit losses and future expectations. As of December 31, 2023 and 2022, the allowance was negligible.

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

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenues are recorded in the amount of consideration to which the Company expects to be entitled in exchange for performance obligations upon transfer of control to the customer.

1.    Revenues from selling products

The Company recognizes revenues from selling goods at a point in time when control over the product is transferred to customers (upon delivery), at the net selling price, which reflects reserves for variable consideration, potential discounts and allowances. The sales reserve is calculated based on expected sales and the anticipated net average selling price.

The transaction price is the consideration to which the Company expects to be entitled from the customer. The consideration promised in a contract with the Company’s customers may include fixed amounts and variable amounts. The Company estimates the variable consideration and includes it in the transaction price using the most likely outcome method, and only to the extent the variable consideration is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Prior to recognizing revenue from variable consideration, the Company uses significant judgment to determine the probability of significant reversal of such revenue.

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

The future manufacturing was contingent on regulatory approvals of the drug and the Company deems these services to be separately identifiable from other performance obligations in the contract. Manufacturing services post-regulatory approval are not interdependent or interrelated with the license and research and development services. Following the regulatory approvals for Elfabrio received in May 2023, the Company started recognizing revenue from manufacturing. See also revenue from selling products above.

The transaction price was comprised of fixed consideration and variable consideration (capped research and development reimbursements). Under ASC 606, the consideration to which the Company would be entitled upon the achievement of contractual milestones, which are contingent upon the occurrence of future events, are a form of variable consideration. The Company estimates variable consideration using the most likely amount method. Amounts included in the transaction price are recognized only when it is probable that a significant reversal of cumulative revenues will not occur. Prior to recognizing revenue from variable consideration, the Company uses significant judgment to determine the probability of significant reversal of such revenue. Following the approval of Elfabrio by the FDA, the Company received a milestone payment equal to $20.0 million.

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

As of December 31, 2022, the accounts receivables balance was composed of $2.3 million from Fiocruz, $1.2 million from Chiesi and $1.1 million from Pfizer, and, as of December 31, 2023, the accounts receivables balance was composed of $0.7 million from Chiesi and $4.6 million from Pfizer.

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

o.    Net earnings (loss) per share

Basic earnings (loss) per share is calculated by dividing the net income (loss) by the weighted average number of shares of Common Stock outstanding during each period.

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of December 31, 2023, a total of $20.42 million aggregate principal amount of the 2024 Notes were outstanding.

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

In December 2023, the FASB issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” This guidance is intended to enhance the transparency and decision-usefulness of income tax disclosures. The amendments in ASU 2023-09 address investor requests for enhanced income tax information primarily through changes to disclosure regarding rate reconciliation and income taxes paid both in the U.S. and in foreign jurisdictions. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 on a prospective basis. Early adoption is permitted, with the option to apply the standard retrospectively. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements disclosures.

In November 2023, the FASB issued ASU 2023-07 “Segment Reporting: Improvements to Reportable Segment Disclosures.” This guidance expands public entities’ segment disclosures primarily by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. Public entities with a single reportable segment are required to provide the new disclosures and all the disclosures required under ASC 280. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments are required to be applied retrospectively to all prior periods presented in an entity’s financial statements. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements and related disclosures.

NOTE 2 - COMMERCIALIZATION AGREEMENTS

a.	In October 2015, the Company entered into the Amended Pfizer Agreement with Pfizer that amended and restated the Pfizer Agreement of November 30, 2009. Pursuant to the amendment, the Company granted Pfizer an exclusive license in the entire world, including Israel but excluding Brazil. Pfizer acquired all the information, knowledge and permission to manufacture and sell Elelyso.

Protalix Ltd. also agreed to provide Pfizer with:

1.Manufacturing and supply of the drug substance for its incorporation into the licensed product in consideration of an agreed price per unit.
2.Assistance in arranging for the manufacture of the drug substance by Pfizer or by alternative supplier chosen by Pfizer in consideration of an agreed hourly rate plus reimbursement of expenses.

Promissory note – as of the date of the amendment, the Company issued to Pfizer a $4.3 million promissory representing the Company’s share of accumulated losses incurred under the Collaboration

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Operation. The promissory note was subsequently amended. On March 29, 2021, the Company paid approximately $4.0 million to Pfizer satisfying the promissory note in full.

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

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Chiesi does not have sublicensing rights.

As of December 31, 2023, the Company has received, or is entitled to receive, the following payments from Chiesi:

1.	Upfront payments equal to $50.0 million, in the aggregate.
2.	Payments equal to $45.0 million in consideration for development services performed.
3.	Payments equal to approximately $51.3 million in connection with the performance of extension studies.
4.	Payments equal to $30.0 million in lieu of certain milestone payments.

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

NOTE 3 - PROPERTY AND EQUIPMENT

a.    Composition of property and equipment grouped by major classifications is as follows:

	December 31,
(U.S. dollars in thousands)	2022	2023
Laboratory equipment	$18,495	$18,933
Furniture and computer equipment	2,823	3,084
Leasehold improvements	16,921	17,644
	$38,239	$39,661
Less – accumulated depreciation and amortization	(33,686)	(34,688)
	$4,553	$4,973

b.    Depreciation in respect of property and equipment totaled approximately $1.1 million, $1.1 million and $1.2 million for the years ended December 31, 2021, 2022 and 2023, respectively.

NOTE 4 - INVENTORIES

a.	Inventories at December 31, 2022 and 2023 consisted of the following:

	December 31,
(U.S. dollars in thousands)	2022	2023
Raw materials	$3,508	$4,176
Work in progress	2,678	9,055
Finished goods	10,618	5,814
Total inventory	$16,804	$19,045

b.    During the years ended December 31, 2021, 2022 and 2023, the Company recorded approximately $0.4 million, $0.04 million and $0.8 million, respectively, for write-down of inventory under cost of goods sold.

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

The liability is funded in part from the purchase of insurance policies or by the establishment of pension funds with dedicated deposits in the funds. The amounts used to fund these liabilities are included in the Company’s balance sheets under “Funds in respect of employee rights upon retirement.” These policies are the Company’s assets. However, under labor agreements and subject to certain limitations, any policy may be transferred to the ownership of the individual employee for whose benefit the funds were deposited. In the years ended December 31, 2021, 2022 and 2023, the Company deposited approximately $108,000, $96,000 and $142,000, respectively, with insurance companies in connection with its severance payment obligations.

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

The amounts of severance pay expenses were approximately $990,000, $945,000 and $801,000 for each of the years ended December 31, 2021, 2022 and 2023, respectively, of which approximately $857,000, $800,000 and $798,000 in the years ended December 31, 2021, 2022 and 2023, respectively, were in respect of the Contribution Plans. Gain (loss) on amounts funded in respect of employee rights upon retirement totaled approximately $100,000, $(3,000) and $50,000 for the years ended December 31, 2021, 2022 and 2023, respectively.

The Company expects to contribute approximately $922,000 in the year ending December 31, 2024 to insurance companies in connection with its severance liabilities, approximately $888,000 of which will be contributed to one or more Contribution Plans.

During the five-year period following December 31, 2023, the Company expects no employee retirement upon normal retirement age.

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

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Under the terms of the applicable funding arrangements, royalties of 3% to 6% are payable on the sale of products developed from projects funded by NATI or the IIA, which payments shall not exceed, in the aggregate, 100% of the amount of the grant received (dollar linked), plus, commencing upon January 1, 2001, interest at an annual rate based on LIBOR (from January 2024 the annual rate is based on SOFR). In addition, if the Company receives approval to manufacture products developed with government grants outside the State of Israel, it will, subject to certain exceptions, be required to pay an increased total amount of royalties, depending on the manufacturing volume that is performed outside the State of Israel, and, possibly, an increased royalty rate.

Royalty expenses to NATI or the IIA are included in the statement of operations as a component of the cost of revenues and were approximately $1.2 million, $1.2 million and $1.9 million during the years ended December 31, 2021, 2022 and 2023, respectively.

At December 31, 2022 and 2023, the maximum total royalty amount payable by the Company under these funding arrangements is approximately $37.4 million and $35.5 million, respectively (without interest, assuming 100% of the funds are payable).

b.    Subcontracting Agreements

The Company has entered into sub-contracting agreements with several clinical providers and consultants in Israel, the United States and certain other countries in connection with its primary product development process. As of December 31, 2023, total commitments under said agreements were approximately $0.4 million. In addition, we have a $0.1 million commitment payable to a business development consultant.

c.    Fill/Finish Agreement

On August 29, 2022, the Company entered into the F/F Agreement and the Letter Agreement. The Company agreed to supply Chiesi with drug substance for pegunigalsidase alfa and, following relevant technology and technical information transfer activities, Chiesi has agreed, among other things, to provide the Company with commercial fill/finish services for pegunigalsidase alfa, including to support the anticipated global launch of pegunigalsidase alfa. The F/F Agreement did not change the terms and conditions of the Chiesi Agreements. The F/F Agreement shall continue in force until December 31, 2025, unless terminated earlier in accordance with the terms of the F/F Agreement and the term may be extended by mutual agreement for an additional period of seven years upon mutual written agreement prior to expiration of the initial term. Under the F/F Agreement, the Company is obligated to pay to Chiesi an amount equal to €2.5 million in connection with the necessary technology transfer, QA tests and capital expenditures. Such amount is to be paid over the term of the F/F agreement based on the actual vials produced by Chiesi thereunder.

NOTE 7 - OPERATING LEASES

The Company is a party to several lease agreements for its facilities, the latest of which has been extended until 2026. The Company has the option to extend certain of such agreements on one additional occasion for an additional five-year period. During the extended lease period, the aggregate monthly rental payments will increase by 7.5%-10% for the option. The Company expects to exercise the final option in future periods. As of December 31, 2023, the Company provided bank guarantees of approximately $502,000, in the aggregate, to secure the fulfillment of its obligations under the lease agreements.

The Company entered into several three-year leases for vehicles which are regularly amended as new vehicles are leased.

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth data regarding the Company’s operating leases for the years ended December 31, 2021, 2022 and 2023:

	Year ended December 31,
(U.S. dollars in thousands)	2021	2022	2023
Operating lease costs	$1,632	$1,398	$1,471
Cash paid for amounts included in the measurement of lease liabilities	1,391	1,404	1,484
Weighted average remaining lease term (in years)	8.9	8.2	6.8
Weighted average discount rate	12.8%	12.8%	12.8%

The following table sets forth a maturity analysis of the Company’s operating lease liabilities as of December 31, 2023:

(U.S. dollars in thousands)	December 31, 2023
2024	$1,409
2025	$1,397
2026	$1,125
2027	$1,044
2028 and thereafter	$4,057
Total undiscounted cash flows	$9,032
Less: imputed interest	$3,002
Present value of operating lease liabilities	$6,030

NOTE 8 - REVENUE

The following table summarizes the Company’s disaggregation of revenues:

	Year Ended December 31,
(U.S. dollars in thousands)	2021	2022	2023
Pfizer	$10,160	$12,403	$12,522
Brazil	$6,400	$9,452	$10,401
Chiesi	189	$3,437	$17,495
Total revenues from selling goods	$16,749	$25,292	$40,418
Revenues from license and R&D services	$21,601	$22,346	$25,076

During the year ended December 31, 2021, and following the CRL received from the FDA and other understandings with Chiesi, the Company changed its estimate for total costs expected to be incurred until satisfying the performance obligation under the Chiesi Agreements. This resulted in reduced revenues recognized in respect of this performance obligation in 2021.

NOTE 9 - SHARE CAPITAL

a.    Authorized Capital

On June 28, 2023, the Company held its 2023 Annual Meeting of Stockholders, which was adjourned and reconvened on July 13, 2023 (the “Annual Meeting”). At the Annual Meeting, the Company’s stockholders, among other matters, approved an amendment to the Company’s Certificate of Incorporation, as amended, to increase the number of shares of Common Stock authorized for issuance from 144,000,000

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

to 185,000,000. The Charter Amendment was filed with the Secretary of State of the State of Delaware on July 25, 2023.

b.Rights of the Company’s Common Stock

The Company’s Common Stock is listed on the NYSE American. The Company voluntarily delisted its Common Stock from the Tel Aviv Stock Exchange effective March 22, 2023. Each share of Common Stock is entitled to one vote. The holders of shares of Common Stock are also entitled to receive dividends whenever funds are legally available, when and if declared by the Board of Directors. Since its inception, the Company has not declared any dividends.

c.    Stock based compensation

On December 14, 2006, the Board of Directors adopted the Protalix BioTherapeutics, Inc. 2006 Stock Incentive Plan, as amended (the “Plan”). The Plan has since been amended to, among other things, increase the number of shares of Common Stock available under the Plan to 12,475,171 shares. The grant of options to Israeli employees under the Plan is subject to the terms stipulated by Sections 102 and 102A of the Israeli Income Tax Ordinance (the “Ordinance”). Each option grant made to an Israeli citizen is subject to the track chosen by the Company, either Section 102 or Section 102A of the Ordinance, and pursuant to the terms thereof, the Company is not allowed to claim, as an expense for tax purposes, the amounts credited to employees as a benefit, including amounts recorded as salary benefits in the Company’s accounts, in respect of options granted to employees under the Plan, with the exception of the work-income benefit component, if any, determined on the grant date. For Israeli non-employees, the share option plan is subject to Section 3(i) of the Ordinance.

As of December 31, 2023, 633,409 shares of Common Stock remain available for grant under the Plan.

The vesting period of the outstanding options and restricted shares is generally three or four years from the date of grant. The rights of common stock obtained from the exercise of options (once vested) and the restricted stock are identical to those of other common stock of the Company. The contractual term of these options is primarily for ten years.

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

1.    Options and restricted stock granted to employees and directors:

A summary of share option plans, and related information, under all of the Company’s equity incentive plans for the year ended December 31, 2023, and the effect of share-based compensation on the statement of operations for the year ended December 31, 2023, is as follows:

a)	Options granted to employees and directors:

	Year ended December 31, 2023
		Weighted
	Number	average
	of	exercise
	options	price
Outstanding at beginning of year	5,519,315	$2.28
Changes during the year:
Granted	1,700,410	1.84

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Forfeited and expired	254,124	3.81
Outstanding at end of year	6,965,601	$2.13
Exercisable at end of year	2,900,503	$3.10

b)	Restricted stock granted to employees:

Year Ended December 31, 2023
Number of Restricted Stock
Outstanding at beginning of year	291,474
Changes during the year:
Granted	1,371,362
Vested	489,166
Non vested at end of year	1,173,670

c)	The following table summarizes information concerning outstanding and exercisable options as of December 31, 2023:

	December 31, 2023
	Options outstanding		Options exercisable
	Number of	Weighted		Weighted
	options	average		average
	outstanding	remaining	Number of	remaining
Exercise	at end of	contractual	options	contractual
prices	year	life	exercisable	life
$1.03-$2.00	5,235,410	8.92	1,312,736	8.42
$3.55-$3.73	1,213,341	5.39	1,070,917	5.24
$4.69-$5.60	441,500	5.71	441,500	4.93
$17.20	75,350	1.19	75,350	1.19
	6,965,601		2,900,503

As of December 31, 2023, the aggregate intrinsic value of all the outstanding options and exercisable options was approximately $2.6 million and $0.8 million, respectively.

d)

The fair value of each option granted during 2021, 2022 and 2023 for both employees and directors is estimated at the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions were applied in determining the options’ fair value on their grant date:

	Year Ended December 31,
	2021	2022	2023
Weighted average grants date fair value (USD)	1.57	1.03	1.84
Exercise price (USD)	1.57	1.03	1.84
Risk free rate	0.88%	3.32%	4.44%
Volatility	84.30%	85.94%	79.41%
Dividend yield	0%	0%	0%
Expected life (Years)	6	6	5.75

e)

The total unrecognized compensation cost of employee stock options at December 31, 2023 is approximately $2.4 million. The unrecognized compensation cost of employee stock options is expected to be recognized over a weighted average period of 0.9 years.

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the three years ended December 31, 2023, there were no exercises of stock options, and the Company did not realize any tax benefit in connection with any exercises.

The total vesting-date value of equity classified restricted stock vested during the year ended December 31, 2023 was $1.0 million. As of December 31, 2023, the unrecognized compensation cost related to all unvested equity classified restricted stock of $1.4 million is expected to be recognized as an expense over a weighted-average period of 0.8 years.

f)	The following table illustrates the effect of share-based compensation on the statement of operations:

	Year ended December 31,
(U.S. dollars in thousands)	2021	2022	2023
Cost of goods sold	$269	$135	$596
Research and development expenses	648	518	777
Selling, general and administrative expenses	1,458	1,432	2,075
	$2,375	$2,085	$3,448

d.    Private and 144A Offerings

On June 7, 2021, the Company issued 173,816 shares of Common Stock in connection with the cashless exercise of a warrant to purchase 2,816,901 shares of Common Stock issued in 2020. The Company did not generate any proceeds from the cashless exercise.

During the year ended December 31, 2022, the Company issued 1,000 shares of Common Stock in connection with the cash exercise of a warrant issued in 2020 and generated proceeds equal to $2,360 from such exercise.

During the year ended December 31, 2023, the Company issued (i) 301,810 shares of Common Stock in connection with the cash exercise of a warrant issued in 2020 and generated proceeds equal to $0.7 million from such exercise and (ii) 237,012 shares of Common Stock in connection with the cashless exercise of a warrant to purchase 845,000 shares of Common Stock issued in 2020. The Company did not generate any proceeds from the cashless exercise.

During the year ended December 31, 2023, the Company issued, in the aggregate, 4,691,623 shares of Common Stock in connection with the conversions of 2024 Notes. In connection with such conversions, during the year ended December 31, 2023, the Company paid to the converting holders $0.9 million representing cash payments due to accrued but unpaid interest, make-whole interest payments and payments in lieu of fractional shares. As a result of the conversions, the total principal amount of the 2024 Notes decreased by approximately $8.3 million.

e.    At-the-Market (ATM) Offering

On July 2, 2021, the Company entered into the 2021 Sales Agreement pursuant to which the Company was able to sell, from time to time through the Agent, shares of Common Stock having an aggregate offering price of up to $20.0 million. In addition, on February 27, 2023, the Company entered into the 2023 Sales Agreement pursuant to which the Company may sell, from time to time through the Agent, shares of Common Stock having an aggregate offering price of up to $20.0 million.

The Company has no obligation to sell any shares of Common Stock under the 2023 Sales Agreement, and may at any time suspend sales under the 2023 Sales Agreement or terminate the 2023 Sales Agreement in accordance with its terms. The Agent is entitled to a commission of up to 3.0% of the aggregate gross proceeds from the shares of Common Stock sold under the 2023 Sales Agreement.

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the year ended December 31, 2021, but prior to the termination of the BofA Agreement, the Company sold 1,867,552 shares of Common Stock under the BofA Agreement. The Company generated gross proceeds equal to approximately $8.8 million in connection with such sales.

During the year ended December 31, 2022, the Company sold, in the aggregate, 7,473,038 shares of Common Stock under the 2021 Sales Agreement. The Company generated gross proceeds equal to approximately $8.7 million in connection with such sales.

During the year ended December 31, 2023, the Company sold, in the aggregate, 12,560,150 shares of Common Stock under the 2021 Sales Agreement and 2023 Sales Agreement. The Company generated gross proceeds equal to approximately $24.9 million in connection with such sales. All such sales were completed during the quarters ended March 31, 2023 and June 30, 2023. No sales were completed during the six months ended December 31, 2023.

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

NOTE 10  - CONVERTIBLE NOTES

a.    7.5% Convertible Notes Due 2021

In December 2016, the Company issued to certain existing note holders and new purchasers $62.7 million aggregate principal amount of its 2021 Notes in a private placement and an exchange pursuant to Section 4(a)(2) under the Securities Act. In July 2017, the Company issued an additional $10.0 million in aggregate principal amount of the 2021 Notes in a private placement pursuant to Section 4(a)(2) under the Securities Act. A portion of the interest payable under the 2021 Notes was allowed to be made in shares of Common Stock at the Company’s election. On November 15, 2021, all the then outstanding 2021 Notes matured and were paid in full.

The following table sets forth total interest expense recognized related to the 2021 Notes:

Year Ended December 31,
(U.S. Dollars in thousands)	2021
Contractual interest expense	$2,855
Debt discount amortization	2,575
Loss from extinguishment	831
Total	$6,261

b.    7.5% Convertible Notes Due 2024

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

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Common Stock), subject to adjustment in certain circumstances, which is based on a 32.5% premium to the closing price of the Common Stock on the NYSE American at the close of trading on August 13, 2021, the exchange date.

The 2024 Notes were issued pursuant to an indenture (the “2024 Indenture”) entered into between the Company, the guarantors party thereto, The Bank of New York Mellon Trust Company, N.A., as trustee and Wilmington Savings Fund Society, FSB, as collateral agent (the “Collateral Agent”). Interest on the 2024 Notes is payable semi-annually at a rate of 7.50% per annum. The Notes mature three years after the issuance thereof, unless earlier purchased, converted, exchanged or redeemed and are guaranteed by the Company’s subsidiaries. The 2024 Notes are secured by perfected liens on all of the assets of the Company and its subsidiaries.

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

Holders may convert their 2024 Notes at any time. The initial conversion rate for the 2024 Notes is 563.2216 shares of Common Stock for each $1,000 principal amount of 2024 Notes (equivalent to an initial conversion price of approximately $1.7755 per share of Common Stock). Upon conversion, the Company may settle the 2024 Notes by paying or delivering, as the case may be, cash, shares of Common Stock or a combination thereof, at the Company’s election.

As of December 31, 2023, a total of $20.42 million aggregate principal amount of the 2024 Notes were outstanding.

Prior to the maturity date, the Company may redeem in cash:

a)any or all of the outstanding 2024 Notes if, on or after March 31, 2023, the last reported sale price of the Common Stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days exceeds 130% of the conversion price on each applicable trading day, or

b)all of the 2024 Notes then outstanding if the aggregate principal amount of the 2024 Notes then outstanding is less than 15% of the aggregate principal amount of the notes issued on August 25, 2021.

To date, there has been no redemption of 2024 Notes.

The 2024 Notes are guaranteed by the Restricted Subsidiaries (as defined in the 2024 Indenture) and are secured by a first-priority security interest in all of the present and after-acquired assets of the Company and each of the Restricted Subsidiaries (the “Collateral”), including, but not limited to, (i) 100% of the capital stock of the Guarantors (as defined in the 2024 Indenture) and each Restricted Subsidiary of the

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company that is held by the Company or any Restricted Subsidiary, (ii) intellectual property, including all copyrights, copyright licenses, patents, patent licenses, software, trademarks, trademark licenses and trade secrets and other proprietary information, including, but not limited to, domain names, (iii) all cash, deposit accounts, securities accounts, commodities accounts and contract rights, (iv) all real property and leased property, subject to applicable minimum thresholds, as set forth in the 2024 Indenture, and (v) all other tangible and intangibles of the Company and the Guarantors. In connection with the grant of such liens, the Company entered into certain agreements with both the Collateral Agent and Altshuler Shaham Trusts Ltd., as security trustee in Israel. The 2024 Indenture restricts the ability of the Company, the Subsidiaries and any future subsidiaries to make certain investments, including transfers of the Company’s assets that constitute collateral securing the 2024 Notes, in its existing and future foreign subsidiaries, subject to certain exceptions.

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

If a fundamental change occurs at any time, holders will have the right, at their option, to require the Company to purchase for cash any or all of the 2024 Notes, or any portion of the principal amount thereof, that is equal to $1,000 or an integral multiple of $1,000 in excess thereof, on a date of the Company’s choosing that is not less than 20 calendar days nor more than 35 calendar days after the date of the applicable fundamental change company notice. The price the Company is required to pay for a 2024 Note is equal to 100% of the principal amount of such 2024 Note plus accrued and unpaid interest, if any, to, but excluding, the fundamental change purchase date. Under the terms of the 2024 Indenture, the Company is required to meet certain covenants including the requirement to maintain a minimum cash balance of at least $7.5 million. Failure to meet covenants can be considered an event of default and, accordingly, may result in the acceleration of the payment of the notes or in additional interest payments. As of December 31, 2023, the Company was in compliance with all covenants.

The Company prepared a valuation of the fair value of the 2024 Notes and 2021 Notes (a Level 3 valuation) as of August 25, 2021. The value was estimated by implementing the binomial model. The liability component was valued based on the Income Approach. The following parameters were used:

	2021 Notes	2024 Notes
Stock price (USD)	1.34	1.34
Expected term	0.23	3.03
Risk free rate	0.05%	0.44%
Volatility	78.95%	91.35%
Yield	7.87%	7.66%

The following table sets forth total interest expense recognized related to the 2024 Notes:

	Year Ended December 31,
(U.S. dollars in thousands)	2021	2022	2023
Contractual interest expense	$767	$2,156	$2,534
Amortization of debt issuance costs and debt discount	97	300	267
Total	$864	$2,456	$2,801

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The fair value of the outstanding $20.42 million 2024 Notes as of December 31, 2023 is approximately $25.6 million based on a level 3 measurement.

The Company prepared the valuation of the fair value of the 2024 Notes (a Level 3 valuation) as of December 31, 2023. The value of these notes was estimated by implementing the binomial model. The liability component was valued based on the Income Approach. The following parameters were used:

2024 Notes
Stock price (USD)	1.78
Expected term	0.67
Risk free rate	4.87%
Volatility	69.90%
Yield	11.57%

NOTE 12 – NET EARNINGS (LOSS) PER SHARE

Basic and diluted net earnings (loss) per share attributable to common stockholders were calculated as follows:

	Year Ended December 31,
(In thousands, except share data)	2021	2022	2023
Numerator:
Net income (loss)	$(27,582)	$(14,927)	$8,312
Add:
Financial expenses of 2024 Notes*			(1,168)
Net income (loss) for diluted calculation	$(27,582)	$(14,927)	$7,144
Denominator:

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Weighted average shares of Common Stock outstanding for basic calculation	44,140,233	48,472,159	67,512,527
Weighted average dilutive effect of 2024 Notes			13,335,430
Weighted average dilutive effect of stock options			1,576,059
Weighted average shares of Common Stock outstanding for diluted calculation	44,140,233	48,472,159	82,424,016

* Financial expenses on 2024 Notes consists of add back of financial expense incurred during the year and inclusion of make-whole interest payments that will be incurred upon conversion.

Diluted loss per share do not include 28,502,017 and 34,097,716 shares of Common Stock underlying outstanding stock options, warrants and convertible notes of the Company for the years ended December 31, 2021 and December 31, 2022, respectively, because the effect would be anti-dilutive. In the year ended December 31, 2023, the diluted earnings per share do not include 18,254,264 shares of Common Stock underlying outstanding warrants and stock options because the effect would be anti-dilutive.

NOTE 13 - TAXES ON INCOME

a.	The Company

Protalix BioTherapeutics, Inc. is taxed according to U.S. tax laws. The Company’s income is taxed in the United States at a rate of up to 21%.

The following table summarizes the Company’s taxes on income:

	Year Ended
(U.S. dollars in thousands)	December 31, 2022	December 31, 2023
Current taxes on income	$530	$3,346
Deferred taxes on income		(3,092)
Total taxes on income	$530	$254

The Company had an effective tax rate of 3% for the year ended December 31, 2023, compared to an effective tax rate of (4)% for the year ended December 31, 2022. For the year ended December 31, 2023, the difference between the Company’s effective tax rate and the U.S. federal statutory rate of 21% was the result of the provision for current taxes on income mainly derived from U.S. taxable GILTI income mainly in respect of milestone payments and Section 174 of the U.S. Tax Cuts and Jobs Act, which was enacted into law in December 2017 (the “TCJA”), partially offset by the release of the valuation allowance on net operating losses (NOLs) in the United States.

Following the regulatory approvals for Elfabrio in May 2023, the receipt of the $20.0 million milestone payment and the launch of Elfabrio in the United States, the Company released the valuation allowance previously recorded on deferred tax assets in respect of its NOLs in the United States resulting in a net tax benefit of $3.1 million. The Company concluded that, based upon the preponderance of positive evidence over negative evidence and the anticipated ability to use the deferred tax assets, it was more likely than not that these deferred tax assets would be realizable due to forecasted profits. The Company considered the following: (i) cumulative profits for tax over the previous 12 quarters in its U.S. operations; (ii) the impact of Section 174 of the TCJA which requires the Company to capitalize and amortize its research and development expenses over 15 years; and (iii) its forecasted profits in the United States following the regulatory approvals of Elfabrio.

The TCJA represents fundamental and dramatic modifications to the U.S. tax system. It contains several key tax provisions that impacted the Company including the reduction of the maximum U.S. federal

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

corporate income tax rate from 35% to 21%, effective January 1, 2018. Other significant changes under the TCJA includes, among others, a one-time repatriation tax on accumulated foreign earnings, a limitation of NOL deduction to 80% of taxable income, and indefinite carryover of post-2017 NOLs. The TCJA also repealed the corporate alternative minimum tax for tax years beginning after December 31, 2017. Losses generated prior to January 1, 2018 will still be subject to the 20-year carryforward limitation and the alternative minimum tax. Other impacts due to the TCJA included the repeal of the domestic manufacturing deduction, modification of taxation of controlled foreign corporations, a base erosion anti-abuse tax, modification of interest expense limitation rules, modification of limitation on deductibility of excessive executive compensation, and taxation of global intangible low-taxed income.

Modification of interest expense limitation rules under the TCJA provides generally that for taxable years 2019-2022 interest expense deduction shall be limited to 30% of the EBITDA and for taxable years 2022 onwards to 30% of EBIT. Disallowed interest deduction may be carried forward indefinitely. The Company believes that any potential impact (if applicable) of this limitation will be offset by utilization of available NOLs.

Section 174 of the TCJA requires taxpayers to capitalize and amortize research and development expenses for tax years beginning after December 31, 2021. This rule became effective for the Company during the year ended December 31, 2022, and resulted in the capitalization of research and development costs of approximately $28.5 million and $14.4 million in 2022 and 2023, respectively. The Company will amortize these costs for tax purposes over 15 years for research and development performed outside the United States.

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

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

c.    Tax losses carried forward to future years

As of December 31, 2023 and 2022, the Company had aggregate NOL carry-forwards equal to approximately $234.8 million and $247.4 million, respectively, that are available to reduce future taxable income as follows:

1.	The Company

The Company’s carry-forward NOLs, equal to approximately $24.4 million and $26.7 million as of December 31, 2023 and 2022, respectively, may be restricted under Section 382 of the Internal Revenue Code (“IRC”). IRC Section 382 applies whenever a corporation with NOL experiences an ownership change. As a result of IRC Section 382, the taxable income for any post change year that may be offset by a pre-change NOL may not exceed the general IRC Section 382 limitation, which is the fair market value of the pre-change entity multiplied by the IRC long-term tax exempt rate.

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

At December 31, 2023 and 2022, the Israeli Subsidiary had approximately $210.4 million and $220.7 million, respectively, of carry-forward NOLs that are available to reduce future taxable income with no limited period of use.

d.    Deferred income taxes:

The components of the Company’s net deferred tax assets at December 31, 2022 and 2023 were as follows:

	December 31,
(U.S. dollars in thousands)	2022	2023
In respect of:
Research and development expenses	$6,568	$4,625
Other timing differences	(2,115)	(1,387)
Net operating loss carry forwards	54,097	51,472
Valuation allowance	(58,550)	(51,618)
	-	3,092

Deferred taxes are computed using the tax rates expected to be in effect when those differences reverse.

e.    Reconciliation of the theoretical tax expense to actual tax expense

A reconciliation of the statutory U.S. federal income tax rate of 21% in 2023, 2022 and 2021 to the effective income tax rate is as follows:

	Year Ended December 31,
(U.S. dollars in thousands)	2021	2022	2023
Tax computed at the statutory U.S. income tax rate	$(5,792)	$(3,023)	$1,799
Differences in tax rate	-	1,512	(899)
Statutorily non-deductible expenses	-	2,979	1,684

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Change in Valuation allowances	5,792	(2,970)	(6,932)
Utilization of carry-forward losses and other temporary items without deferred taxes recognition	-	2,032	3,602
Withholding tax	-	-	1,000
	$-	$530	$254

f.    Valuation allowance roll-forward

The following table presents the change in the Company’s valuation allowance during the periods presented:

(U.S. dollars in thousands)
Balance at December 31, 2021	$(61,520)
Additions to valuation allowance	—
Reductions to valuation allowance	2,970
Balance at December 31, 2022	$(58,550)

Balance at December 31, 2022	$(58,550)
Additions to valuation allowance	(728)
Reductions to valuation allowance	7,660
Balance at December 31, 2023	$(51,618)

g.    Uncertain tax position

Provisions of ASC 740-10, Income Taxes, clarify whether to recognize assets or liabilities for tax positions taken that may be challenged by a tax authority. A reconciliation of the beginning and ending amount of unrecognized tax benefits, is as follows:

(U.S. dollars in thousands)
Balance at December 31, 2021	$-
Increase for tax position related to current year	530
Balance at December 31, 2022	$530

Balance at December 31, 2022	$530
Increase for tax position related to current year	275
Balance at December 31, 2023	$805

h.    Tax assessments

In accordance with the Income Tax Ordinance, as of December 31, 2023, all of Protalix Ltd.’s tax assessments through tax year 2018 are considered final.

A summary of open tax years by major jurisdiction is presented below:

Jurisdiction:	Years:
Israel	2019-2023
United States (*)	2020-2023

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(*)	Includes federal, state and local (or similar provincial jurisdictions) tax positions.

NOTE 14 - SUPPLEMENTARY FINANCIAL STATEMENT INFORMATION

Balance sheets:

	December 31,
(U.S. dollars in thousands)	2022	2023
a. Other assets:
Institutions	$364	$482
Prepaid expenses	774	444
Sundry	172	129
	$1,310	$1,055

	December 31,
(U.S. dollars in thousands)	2022	2023
b. Accounts payable and accruals – other:
Payroll and related expenses	$1,216	$1,437
Interest payable	719	511
Provision for vacation	1,404	1,605
Accrued expenses	7,478	9,009
Royalties payable	781	637
Income tax payable	530	2,876
Sales reserves	—	2,861
Property and equipment suppliers	143	614
	$12,271	$19,550

NOTE 15 - RELATED PARTY TRANSACTIONS

a.	Non-Executive Director Compensation

	Year Ended December 31,
(U.S. dollars in thousands)	2021	2022	2023
Compensation (including share-based compensation) to the non-executive directors	$475	$368	$429

b.	In September 2023, with the consent of the Audit Committee of the Board of Directors, the Company engaged one of its non-executive directors to advise the Company regarding business development and licensing efforts on a consultancy basis. For the year ended December 31, 2023, the director earned a total of $35,475 in consulting fees.

NOTE 16 - SUBSEQUENT EVENTS

a.	Since December 31, 2023, the Company has collected approximately $0.3 million from expense reimbursements in connection with its collaboration with Chiesi, and approximately $4.6 million from sales to Pfizer.
b.	In January 2024, the Company granted, with the approval of the Company’s compensation committee, 100,000 shares of restricted Common Stock, in the aggregate, to two of the Company’s employees under the Plan. The restricted stock vests over a three-year period in 12 equal quarterly increments. The Company estimated the fair value of the restricted stock on the date of grant to be approximately $161,000.