Form 10-Q
period 2024-03-31
Protalix BioTherapeutics, Inc.
filed 2024-05-10
CIK 1006281

ProCell Or

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

On May 1, 2024, approximately 73,316,084 shares of the Registrant’s common stock, $0.001 par value, were outstanding.

FORM 10-Q

		Page
	PART I – FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets (Unaudited) – As of March 31, 2024 and December 31, 2023	2
	Condensed Consolidated Statements of Operations (Unaudited) – For the Three Months Ended March 31, 2024 and 2023	3
	Condensed Consolidated Statements of Changes in Stockholders’ Equity (Capital Deficiency) (Unaudited) – For the Three Months Ended March 31, 2024 and 2023	4
	Condensed Consolidated Statements of Cash Flows (Unaudited) – For the Three Months Ended March 31, 2024 and 2023	5
	Notes to Condensed Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30
Item 4.	Controls and Procedures	31
	PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	32
Item 1A.	Risk Factors	32
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32
Item 3.	Defaults Upon Senior Securities	32
Item 4.	Mine Safety Disclosures	32
Item 5.	Other Information	32
Item 6.	Exhibits	32
Signatures		34

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

PROTALIX BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands)

(Unaudited)

	March 31, 2024	December 31, 2023

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$27,209	$23,634
Short-term bank deposits	21,278	20,926
Accounts receivable – Trade	3,759	5,272
Other assets	812	1,055
Inventories	22,346	19,045
Total current assets	$75,404	$69,932

NON-CURRENT ASSETS:
Funds in respect of employee rights upon retirement	$531	$528
Property and equipment, net	4,781	4,973
Deferred income tax asset	3,230	3,092
Operating lease right of use assets	5,879	5,909
Total assets	$89,825	$84,434

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accruals:
Trade	$3,146	$4,320
Other	18,770	19,550
Operating lease liabilities	1,453	1,409
Contracts liability	11,039	-
Convertible notes	20,420	20,251
Total current liabilities	$54,828	$45,530

LONG TERM LIABILITIES:
Liability for employee rights upon retirement	$712	$714
Operating lease liabilities	4,499	4,621
Total long term liabilities	$5,211	$5,335
Total liabilities	$60,039	$50,865

COMMITMENTS

STOCKHOLDERS' EQUITY	29,786	33,569
Total liabilities and stockholders' equity	$89,825	$84,434

The accompanying notes are an integral part of the condensed consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(U.S. dollars in thousands, except share and per share data)

(Unaudited)

	Three Months Ended
	March 31, 2024	March 31, 2023
REVENUES FROM SELLING GOODS	$3,677	$5,066
REVENUES FROM LICENSE AND R&D SERVICES	71	4,522
TOTAL REVENUE	3,748	9,588
COST OF GOODS SOLD	(2,602)	(3,085)
RESEARCH AND DEVELOPMENT EXPENSES	(2,887)	(5,847)
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(3,115)	(3,115)
OPERATING LOSS	(4,856)	(2,459)
FINANCIAL EXPENSES	(390)	(649)
FINANCIAL INCOME	513	172
FINANCIAL INCOME (EXPENSES), NET	123	(477)
LOSS BEFORE TAX BENEFIT (TAXES ON INCOME)	(4,733)	(2,936)
TAX BENEFIT (TAXES ON INCOME)	138	(195)
NET LOSS FOR THE PERIOD	$(4,595)	$(3,131)
LOSS PER SHARE OF COMMON STOCK-BASIC AND DILUTED	$(0.06)	$(0.05)
WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK
USED IN COMPUTING LOSS PER SHARE (Basic and Diluted):	73,036,569	57,480,009

The accompanying notes are an integral part of the condensed consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ EQUITY (CAPITAL DEFICIENCY)

(U.S. dollars in thousands, except share data)

(Unaudited)

			Additional
	Common	Common	Paid-In	Accumulated
	Stock (1)	Stock	Capital	Deficit	Total
	Number of
	Shares	Amount
Balance at January 1, 2023	53,790,167	$54	$379,167	$(389,861)	$(10,640)
Changes during the three-month period ended March 31, 2023:
Issuance of common stock under the Sales Agreement, net	8,212,482	8	14,225		14,233
Share-based compensation related to stock options			453		453
Share-based compensation related to restricted stock awards			93		93
Net loss for the period				(3,131)	(3,131)
Balance at March 31, 2023	62,002,649	$62	$393,938	$(392,992)	$1,008
Balance at January 1, 2024	72,952,124	$73	$415,045	$(381,549)	$33,569
Changes during the three-month period ended March 31, 2024:
Initial adoption of ASU 2020-06			(393)	224	(169)
Share-based compensation related to stock options			500		500
Share-based compensation related to restricted stock awards	100,000	*	481		481
Net loss for the period				(4,595)	(4,595)
Balance at March 31, 2024	73,052,124	$73	$415,633	$(385,920)	$29,786

*Represents an amount equal to less than $1.

(1) Common stock, $0.001 par value; Authorized – as of March 31, 2024 and December 31, 2023 – 185,000,000 shares.

The accompanying notes are an integral part of the condensed consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

(Unaudited)

	Three Months Ended
	March 31, 2024	March 31, 2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,595)	$(3,131)
Adjustments required to reconcile net loss to net cash provided by (used in) operating activities:
Share-based compensation	981	546
Depreciation	322	280
Financial income, net	(471)	(91)
Changes in accrued liability for employee rights upon retirement	8	19
Changes in deferred tax asset	(138)	-
Loss (gain) on amounts funded in respect of employee rights upon retirement	(3)	1
Amortization of debt issuance costs and debt discount		80
Changes in operating assets and liabilities:
Increase (decrease) in contracts liability	11,039	(1,388)
Decrease in accounts receivable-trade and other assets	1,746	3,823
Changes in operating lease right of use assets, net	14	9
Increase in inventories	(3,301)	(3,499)
Increase (decrease) in accounts payable and accruals	(1,414)	353
Net cash provided by (used in) operating activities	$4,188	$(2,998)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of short-term deposits		$5,000
Purchase of property and equipment	$(598)	(248)
Amounts funded in respect of employee rights upon retirement, net	(8)	(20)
Net cash provided by (used in) investing activities	$(606)	$4,732

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock under the Sales Agreement, net	$-	$14,233
Net cash provided by financing activities	$-	$14,233
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	$(7)	$(42)
NET INCREASE IN CASH AND CASH EQUIVALENTS	3,575	15,925
BALANCE OF CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	23,634	17,111
BALANCE OF CASH AND CASH EQUIVALENTS AT END OF PERIOD	$27,209	$33,036

The accompanying notes are an integral part of the condensed consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

(Unaudited)

(Continued) – 2

	Three Months Ended
	March 31, 2024	March 31, 2023
SUPPLEMENTARY INFORMATION ON INVESTING AND FINANCING ACTIVITIES NOT INVOLVING CASH FLOWS:
Purchase of property and equipment	$146	$326
Operating lease right of use assets obtained in exchange for new operating lease liabilities	$186	$312
SUPPLEMENTARY DISCLOSURE ON CASH FLOWS
Interest paid	$766	$1,078
Interest received	$33	$78

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

The Company is committed to leveraging its track record of success as the Company progresses with the development of treatments for rare and orphan diseases. Accordingly, the Company is turning its focus to new, early-stage product candidates that treat indications for which there are high unmet needs in terms of efficacy and safety, including renal diseases. Treatments of interest will address both genetic and non-genetic diseases. The Company intends to use its ProCellEx platform and PEGylization capabilities, as well as other modalities such as small molecules and antibodies, to take advantage of highly innovative opportunities. The Company is also exploring novel platform technologies.

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

The Company has entered into two exclusive global licensing and supply agreements for Elfabrio with Chiesi. On October 19, 2017, Protalix Ltd., the Company’s wholly-owned subsidiary, entered into an Exclusive License and Supply Agreement with Chiesi (the “Chiesi Ex-US Agreement”) pursuant to which Chiesi was granted an exclusive license for all markets outside of the United States to commercialize Elfabrio. On July 23, 2018, Protalix Ltd. entered into an Exclusive License and Supply Agreement with Chiesi (the “Chiesi US Agreement”), with respect to the commercialization of Elfabrio in the United States.

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

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The Company continuously evaluates potential strategic marketing partnerships as well as collaboration programs with biotechnology and pharmaceutical companies and academic research institutions. Except with respect to Elfabrio and Elelyso, the Company holds the worldwide commercialization rights to its other proprietary development drug candidates.

The Company’s product pipeline currently includes, among other candidates:

(1)PRX-115, the Company’s plant cell-expressed recombinant PEGylated uricase (urate oxidase) – a chemically modified enzyme to treat uncontrolled gout; and
(2)PRX-119, the Company’s plant cell-expressed PEGylated recombinant human DNase I product candidate being designed to elongate half-life in the circulation for NETs-related diseases.

Obtaining marketing approval with respect to any product candidate in any country is dependent on the Company’s ability to implement the necessary regulatory steps required to obtain such approvals, and demonstrate the safety and efficacy of its product candidates. The Company cannot reasonably predict the outcome of these activities.

On March 21, 2023, the first patient was dosed in the Company’s phase I First-in-Human clinical trial of PRX-115. This study was designed to be conducted in approximately 56 adult male and female subjects in the dose escalation phase with seven sequential dosing cohorts, each composed of eight subjects (six active and two placebo). As of March 31, 2024, 56 patients have been dosed in this study. The Company has decided to expand the study by adding an eighth cohort with eight new subjects and to commence preparations for a phase II clinical trial of PRX-115.

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

During the term of the 2021 Sales Agreement which ended during the quarter ended March 31, 2023, the Company sold a total of 13,980,060 ATM Shares for total gross proceeds of approximately $20.0 million thereby completing the ATM program under said agreement.

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On February 27, 2023, the Company entered into an At The Market Offering Agreement (the “2023 Sales Agreement”) with the Agent. Pursuant to the terms of the 2023 Sales Agreement, the Company may sell, from time to time through the Agent, ATM Shares having an aggregate offering price of up to $20.0 million. As of March 31, 2024, shares of Common Stock for total gross proceeds of approximately $6.4 million remain available to be sold under the 2023 Sales Agreement.

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

Under the terms of both of the Chiesi Agreements, Protalix Ltd. is required to manufacture all of the Elfabrio drug substance needed under the agreements, subject to certain exceptions, and Chiesi will purchase Elfabrio drug product from Protalix, subject to certain terms and conditions. The consideration for Protalix Ltd. is based on the drug product supplied to Chiesi and the average selling price of the drug product in the relevant territory multiplied by tiered payments as described in the relevant agreement. Under the Chiesi Ex-US Agreement, the price payable to the Company for drug product supplied is based on a range of 15% to 35% of the average selling price of the drug product in the applicable territory, and under the Chiesi US Agreement, such price is based on a range of 15% to 40% of the average selling price of the drug product in the United States.

On August 29, 2022, the Company entered into a Fill/Finish Agreement (the “F/F Agreement”) and a Letter Agreement (the “Letter Agreement”), in each case with Chiesi. The Company agreed to supply Chiesi with drug substance for pegunigalsidase alfa in connection with the commercial fill/finish services. Under the F/F Agreement, and, following relevant technology and technical information transfer activities, Chiesi agreed, among other things, to provide the Company with commercial fill/finish services for pegunigalsidase alfa, including to support the anticipated global launch of pegunigalsidase alfa. The F/F Agreement shall continue in force until December 31, 2025, unless terminated earlier in accordance with the terms of the F/F Agreement and the term may be extended by mutual agreement for an additional period of seven years upon mutual written agreement prior to expiration of the initial term.

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

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

supply BioManguinhos alfataliglicerase to Fiocruz and patients continue to be treated with BioManguinhos alfataliglicerase in Brazil.

Because the Company’s operations are conducted in the State of Israel, the business and operations may be directly affected by economic, political, geopolitical and military conditions in Israel. In October 2023, Hamas terrorists infiltrated Israel’s southern border from the Gaza Strip and conducted a series of attacks on civilian and military targets. Hamas also launched extensive rocket attacks on Israeli population and industrial centers located along Israel’s border with the Gaza Strip and in other areas within the State of Israel attacking a number of civilian and military targets. At the same time, clashes between Israel and Hezbollah in Lebanon have increased. In response, Israel’s security cabinet declared war against the Hamas and a military campaign against these terrorist organizations commenced in parallel to their continued rocket and terror attacks. Moreover, the attacks by Hamas and Hezbollah, and Israel’s defensive measures, may result in a greater regional conflict. Since the outbreak of the war, other regional actors, including Iran, have taken military action against Israel. It is currently not possible to predict the duration or severity of the ongoing conflict or its effects on the Company’s business, operations and financial conditions. The ongoing conflict is rapidly evolving and developing, and could disrupt certain of the Company’s business and operations, among others. The Company has elected to store manufactured drug substance in multiple locations, both within and outside of Israel, to mitigate the risk of loss due to the military operations. As of the issuance of these financial statements, the impact of the war has not had an adverse effect on the Company’s operations.

The Company expects to continue to incur significant expenditures in the near future due to research and developments efforts with respect to the product candidates. Under the terms of the Company’s outstanding 7.50% Senior Secured Convertible Notes due September 2024 (the “2024 Notes”), the Company is required to comply with certain financial covenants, including the maintenance of a minimum cash balance of at least $7.5 million. As of March 31, 2024, the Company is in compliance with all such covenants. The Company believes that its cash, cash equivalents and short-term bank deposits as of March 31, 2024 are sufficient to satisfy the Company’s capital needs for at least 12 months from the date that these financial statements are issued.

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

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2023, filed by the Company with the U.S. Securities and Exchange Commission (the “Commission”). The comparative balance sheet at December 31, 2023 has been derived from the audited financial statements at that date. There have been no material changes in our significant accounting policies as described in our consolidated financial statements for the year ended December 31, 2023.

c.	Loss per share

The Company calculates loss per share by dividing the net loss by the weighted average number of shares of Common Stock outstanding during each period.

Diluted earnings per share is calculated by dividing the net loss by the weighted-average number of shares of Common Stock outstanding during each period increased to include the number of additional shares of Common Stock that would have been outstanding if the potentially dilutive shares had been issued.

In computing diluted earnings per share, basic earnings per share are adjusted to take into account the potential dilution that could occur upon: (i) the exercise of options granted under employee stock compensation plans using the treasury

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

stock method; (ii) the exercise of warrants using the treasury stock method; and (iii) the conversion of the convertible notes using the “if-converted” method.

Diluted loss per share does not include 36,292,208 shares of Common Stock underlying outstanding stock options, warrants and the 2024 Notes for the three months ended March 31, 2023 because the effect would be anti-dilutive. Diluted loss per share does not include 31,839,345 shares of Common Stock underlying outstanding stock options, warrants and the 2024 Notes for the three months ended March 31, 2024 because the effect would be anti-dilutive.

d.	Convertible notes

Prior to January 1, 2024, the Company accounted for its outstanding convertible notes using the guidance set forth in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 815 which required that the Company determine whether the embedded conversion option must be separated from the other features of the applicable note instrument and accounted for separately. ASC 470-20 regarding debt with conversion and other options requires the issuer of a convertible debt instrument that may be settled in cash upon conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The Company’s outstanding 2024 Notes were accounted for as a liability (debt) and equity component (conversion option) as the convertible notes may be settled wholly or partly in cash, at the option of the Company, when converted.

In August 2020, the FASB issued ASU 2020-06 “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815 – 40)” (“ASU 2020-06”). ASU 2020-06 simplifies the accounting for convertible instruments by removing certain separation models in ASC 470-20, Debt—Debt with Conversion and Other Options, for convertible instruments. ASU 2020-06 updates the guidance on certain embedded conversion features that are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in capital, such that those features are no longer required to be separated from the host contract. The convertible debt instruments will be accounted for as a single liability measured at amortized cost. This will also result in the interest expense recognized for convertible debt instruments to be typically closer to the coupon interest rate when applying the guidance in Topic 835. On January 1, 2024, the Company adopted ASU 2020-06 using the modified retrospective method of adoption. Under this method, the Company applied the guidance to the 2024 Notes at the adoption date and was required to make an adjustment to January 1, 2024, opening accumulated deficit balance and additional paid in capital. The prior period consolidated financial statements have not been retrospectively adjusted and continue to be reported under the accounting standards in effect for those periods. Under ASU 2020-06, the 2024 Notes (debt and conversion option) are accounted for as a liability. The impact to the Company's consolidated balance sheet as of December 31, 2023 resulting from its adoption of ASU 2020-06 is as follows:

(U.S. dollars in thousands)	As Reported December 31, 2023	Updated January 1, 2024	Effect of Change
Convertible notes	$20,251	$20,420	$169
Additional paid in capital	415,045	414,652	(393)
Accumulated deficit	381,549	381,325	224

The impact of adoption of ASU 2020-06 on the condensed consolidated balance sheet as of March 31, 2024 and on the Company’s condensed consolidated statement of operations for the three months ended March 31, 2024 was as follows:

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(U.S. dollars in thousands)	As Reported March 31, 2024	Balances without Adoption of ASU 2020-06	Effect of Change
Financial expense	$382	$444	(62)
Convertible notes	20,420	20,313	(107)
Additional paid in capital	415,633	416,026	393
Accumulated deficit	385,920	386,206	(286)

e.	New accounting pronouncements

Recently adopted accounting pronouncements

ASU 2020-06, which was issued by the FASB in August 2020 and adopted by the Company in January 2024, simplifies the accounting for certain financial instruments with characteristics of both liability and equity, including convertible instruments and contracts on an entity’s own equity. The amendments to this guidance are effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. See Note 1(d).

Recently issued accounting pronouncements, not yet adopted

In December 2023, the FASB issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” This guidance is intended to enhance the transparency and decision-usefulness of income tax disclosures. The amendments in ASU 2023-09 address investor requests for enhanced income tax information primarily through changes to disclosure regarding rate reconciliation and income taxes paid both in the United States and in foreign jurisdictions. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 on a prospective basis. Early adoption is permitted, with the option to apply the standard retrospectively. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements disclosures.

In November 2023, the FASB issued ASU 2023-07 “Segment Reporting: Improvements to Reportable Segment Disclosures.” This guidance expands public entities’ segment disclosures primarily by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. Public entities with a single reportable segment are required to provide the new disclosures and all of the disclosures required under ASC 280. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments are required to be applied retrospectively to all prior periods presented in an entity’s financial statements. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements and related disclosures.

NOTE 2 - INVENTORIES

Inventories at March 31, 2024 and December 31, 2023 consisted of the following:

	March 31,	December 31,
(U.S. dollars in thousands)	2024	2023
Raw materials	$4,024	$4,176
Work in progress	9,169	9,055
Finished goods	9,153	5,814
Total inventory	$22,346	$19,045

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

Based on a Level 3 measurement, as of March 31, 2024, the fair value of the $20.4 million aggregate principal amount of the Company’s outstanding 2024 Notes is approximately $21.2 million. The value of these notes was estimated by implementing the binomial model. The liability component was valued based on the Income Approach. The following parameters were used:

2024 Notes
Stock price (USD)	1.26
Expected term	0.42
Risk free rate	5.16%
Volatility	67.06%
Yield	12.06%

NOTE 4 – REVENUES

The following table summarizes the Company’s disaggregation of revenues:

	Three Months Ended March 31,
(U.S. dollars in thousands)	2024	2023
Pfizer	$1,127	$2,266
Brazil	$2,550	$2,800
Total revenues from selling goods	$3,677	$5,066
Revenues from license and R&D services	$71	$4,522

NOTE 5 – STOCK TRANSACTIONS

On January 15, 2024, the Company granted, with the approval of the Company’s compensation committee, 100,000 shares of restricted Common Stock, in the aggregate, to certain of the Company’s employees under the Company’s Amended and Restated 2006 Employee Stock Incentive Plan, as amended (the “Plan”). All such shares of restricted Common Stock vest over a three-year period in 12 equal quarterly increments. The Company estimated the fair value of the restricted stock on the date of grant to be approximately $0.2 million.

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6 – TAXES ON INCOME

The following table summarizes the Company’s taxes on income:

	Three Months Ended
(U.S. dollars in thousands)	March 31, 2024	March 31, 2023
Current taxes on income	-	$195
Deferred taxes on income	$(138)	-
Total taxes on income (tax benefit)	$(138)	$195

The Company had an effective tax rate of (3)% for the three months ended March 31, 2024, compared to an effective tax rate of 7% for the three months ended March 31, 2023. For the three months ended March 31, 2024, the difference between the Company’s effective tax rate and the U.S. federal statutory rate of 21% was the result of forecasted profits derived primarily from U.S. taxable GILTI income mainly due to Section 174 of the U.S. Tax Cuts and Jobs Act, which was enacted in December 2017 (the “TCJA”).

NOTE 7 – SUPPLEMENTARY FINANCIAL STATEMENT INFORMATION

Balance sheets:

	March 31,	December 31,
(U.S. dollars in thousands)	2024	2023
Accounts payable and accruals – other:
Payroll and related expenses	$2,502	$1,437
Interest payable	128	511
Provision for vacation	1,696	1,605
Accrued expenses	8,451	9,009
Royalties payable	110	637
Income tax payable	2,876	2,876
Sales reserve	2,861	2,861
Property and equipment suppliers	146	614
	$18,770	$19,550

NOTE 8 – SUBSEQUENT EVENTS

1)	On May 9, 2024 the Company collected approximately $1.1 million from sales to Pfizer and on May 8, 2024 the Company collected approximately $2.6 million from sales to Brazil.
2)

On April 1, 2024, the Company granted, with the approval of the Company’s compensation committee, 263,960 shares of fully-vested restricted Common Stock, in the aggregate, to its President and Chief Executive Officer under the Plan. The Company estimated the fair value of the restricted stock on the date of grant to be approximately $0.3 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
AND RISK FACTORS SUMMARY

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the consolidated financial statements and the related notes included elsewhere in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2023. Some of the information contained in this discussion and analysis, particularly with respect to our plans and strategy for our business and related financing, includes forward-looking statements within the meanings of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, including statements regarding expectations, beliefs, intentions or strategies for the future. When used in this report, the terms “anticipate,” “believe,” “estimate,” “expect,” “can,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” and words or phrases of similar import, as they relate to our company, our subsidiaries or our management, are intended to identify forward-looking statements. We intend that all forward-looking statements be subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance, and we undertake no obligation to update or revise, nor do we have a policy of updating or revising, any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, except as may be required under applicable law. Forward-looking statements are subject to many risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements as a result of several factors.

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
●the possible disruption of our operations due to the war declared by Israel’s security cabinet against the Hamas terrorist organization located in the Gaza Strip, the military campaign against the Hezbollah and other terrorist activities and armed conflict, including as a result of the disruption of the operations of certain regulatory authorities and of certain of our suppliers, collaborative partners, licensees, clinical trial sites, distributors and customers, and the risk that the current hostilities will result in a greater regional conflict;
●risks related to the regulatory approval and commercial success of our other product and product candidates, if approved;
●risks related to our expectations with respect to the projected market for our products and product candidates;
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
●risks related to any transactions we may effect in the public or private equity or debt markets to raise capital to finance future research and development activities, general and administrative expenses and working capital;
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
●risks related to the amount and sufficiency of our cash, cash equivalents and short-term bank deposits;
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

Recent Company Developments

In May 2024, we decided to expand our phase I First-in-Human clinical trial of PRX-115 by adding an eighth cohort with eight new patients. We also decided to commence preparations for a phase II clinical trial of PRX-115.

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

ProCellEx consists of a comprehensive set of proprietary technologies and capabilities, including the use of advanced genetic engineering and plant cell culture technology, enabling us to produce complex, proprietary, and biologically equivalent proteins for a variety of human diseases. Our protein expression system facilitates the creation and selection of high-expressing, genetically-stable cell lines capable of expressing recombinant proteins. The system plays an important role in the execution of our corporate strategy as its allows us to develop and produce tailored complex recombinant therapeutic proteins and to genetically engineer and/or chemically modify such proteins pre- and/or post-production. The engineering and modification of the therapeutic proteins have the potential to provide added clinical benefits by improving the biological characteristics (e.g., glycosylation, half-life, immunogenicity).

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

Our Marketed Products

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

Elfabrio Regulatory Background

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

No concerns relating to the potential safety or efficacy of PRX-102 in the submitted data package were raised in the CRL. The FDA noted in CRL that the FDA noted that an inspection of our manufacturing facility in Carmiel, Israel, including the FDA’s subsequent assessment of any related FDA findings, is required before the FDA can approve a new drug. Due to travel restrictions during the COVID-19 pandemic, the FDA was unable to conduct the required pre-approval inspection during the review cycle. In addition to the foregoing, the FDA noted that agalsidase beta had recently been converted to full approval, a change in regulatory circumstances which had to be addressed in the resubmitted BLA for PRX-102.

On February 7, 2022, the PRX-102 MAA was submitted to, and subsequently validated by, the EMA. The submission was made after the October 8, 2021 meeting we held, together with Chiesi, with the Rapporteur and Co-Rapporteur of the EMA regarding PRX-102. At the meeting, we and Chiesi discussed the scope of the anticipated MAA submission for the European Union, and the Rapporteur and Co-Rapporteur were generally supportive of the planned MAA submission. The MAA submission included a comprehensive set of preclinical, clinical and manufacturing data compiled from our completed and ongoing clinical studies evaluating PRX-102 as a potential alternative treatment for adult patients with Fabry disease. The submission was supported by the 12-month interim data analysis generated from our BALANCE study, which was released in June 2021. Data generated from the completed BRIDGE study, the phase I/II clinical trial in naive or untreated patients, and from the extension studies with 1 mg/kg every two weeks were also included in the submission. In addition, the MAA included data from the completed 12-month switch–over phase III BRIGHT clinical trial of PRX-102 for the treatment of Fabry disease for adult patients with Fabry disease treated with the 2 mg/kg every four weeks dosage, or the BRIGHT study. As part of the EMA review process, we and Chiesi received the Day 120 list of questions in June 2022, and the full response package thereto was submitted to the EMA in September 2022 (following a 3-month clock-stop period). An essential portion of the response included the submission of the final analysis of the two-year BALANCE study (the final Clinical Study Report), and an interim analysis of the long-term, open-label extension study of PRX-102 in adult patients with Fabry disease treated with the 2 mg/kg every four weeks dosage.

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

Elfabrio Key Trials and Design

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

Pediatric FLY Study

Chiesi is sponsoring, with our collaborative efforts, a clinical trial entitled “Multi-Centre, Open-label Trial to Assess the Safety, Pharmacodynamics, Efficacy and Pharmacokinetics of pegunigalsidase alfa in Patients From 2 Years to Less Than 18 Years of Age With Confirmed Fabry Disease,” or the FLY study (NCT06328608). The FLY study is currently in the start-up phase. The design of the study is based on the Initial Pediatric Study Plan (iPSP) agreed to with the FDA and the paediatric investigation plan (PIP) for Elfabrio, which has been accepted, as amended, by the Paediatric Committee (PDCO) of the EMA.

Japanese RISE Study

Chiesi is currently enrolling patients in its clinical trial entitled “A Multicenter Open-Label Study to Evaluate the Safety, Pharmacokinetics, Pharmacodynamics, and Efficacy of Pegunigalsidase Alfa (PRX-102) in Japanese Patients With Fabry Disease,” or the RISE study (NCT05710692). The aim of the RISE study is to evaluate the safety and efficacy of pegunigalsidase alfa in Japanese patients (adults and adolescents) affected by Fabry disease. It is planned that a total of approximately 18-20 male and female Fabry disease patients between the ages of 13 and 60 years will be enrolled in the study which is being conducted in Japan.

Commercialization of Approved Products

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

On August 29, 2022, we entered into the F/F Agreement and the Letter Agreement with Chiesi. Under the F/F Agreement, we agreed to supply Chiesi with drug substance for PRX-102 and, following relevant technology and technical information transfer activities, Chiesi agreed, among other things, to provide us with commercial fill/finish services for PRX-102, including to support the anticipated global launch of PRX-102. The F/F Agreement will expire December 31, 2025, unless terminated earlier in accordance with its terms and may be extended by mutual agreement in writing for an additional period of seven years. The Letter Agreement changed our obligations and those of Chiesi under the License Agreements with respect to, among other things, the evaluation, selection and establishment of an initial alternate source of commercial fill/finish services for PRX-102. In addition, the Letter Agreement amended certain provisions of the License Agreements to reflect the appointment of Chiesi as a supplier to our company of commercial fill/finish services and the potential establishment of an initial alternate source of commercial fill/finish services.

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

Product Development Pipeline

Our corporate strategy includes development of treatments for rare and orphan diseases. To execute on the strategy, we are turning our focus to new, early-stage product candidates that treat indications for which there are high unmet needs in terms of efficacy and safety, including renal diseases. Treatments of interest will address both genetic and non-genetic diseases. We intend to use our ProCellEx platform and PEGylization capabilities, as well as other modalities such as small molecules and antibodies, to take advantage of highly innovative opportunities. Our current pipeline of product candidates includes PEGylated uricase for the treatment of uncontrolled gout, Long Acting (LA) DNase I for the treatment of NETs and other technologies and preclinical assets.

PEGylated Uricase (PRX-115)

PRX-115 is our recombinant PEGylated uricase (urate oxidase) – a chemically modified enzyme under development for the potential treatment of patients with uncontrolled gout. The uricase enzyme converts uric acid to allantoin, which is easily eliminated through urine and does not exist naturally in humans. This recombinant enzyme, expressed via our ProCellEx system, is designed to lower uric acid levels and improve clinical manifestation of the disease while having low immunogenicity and increased half-life of the drug in the blood. Pre-clinical data demonstrates long half-life, reduced immunogenic risk and high specific activity which supports the potential of PRX-115 to be a safe and effective treatment for patients with gout. One-month multiple dosing toxicity studies in two species and 6-month multiple dosing toxicity study in one species were conducted to support single and multiple dose studies is humans.

PRX-115 is being analyzed for the potential treatment of uncontrolled gout in our phase I clinical trial of PRX-115 for the potential treatment of uncontrolled gout entitled “A Double-blind, Placebo-controlled, Single Ascending Dose Study to Evaluate the Safety, Tolerability, Pharmacokinetics, and Pharmacodynamics Properties of PRX-115 in Adult Volunteers With Elevated Uric Acid Levels” (NCT05745727), or the FIH Study. The first subject was dosed in the study on March 21, 2023. The study is being conducted at New

Zealand Clinical Research (NZCR) under the New Zealand Medicines and Medical Devices Safety Authority (MedSafe) and the Health and Disability Ethics Committee (HDEC) guidelines. The study was initially designed to include sequential dosing cohorts, each composed of eight subjects (six active and two placebo), a 3:1 ratio. Subjects in each cohort, males and females aged 18 through 65, received a single dose of PRX-115 and are analyzed for safety, pharmacokinetics (PK) and pharmacodynamics (PD) (concentrations of plasma uric acid) for 85 days. As of March 31, 2024, 56 subjects with no previous exposure to PEGylated uricase have been enrolled in the study.

After a review of initial positive top-line results from the seven cohorts, and following the review and acceptance of the safety data from cohort 7 by the safety and monitoring committee for dose escalation for the FIH Study, the Company decided to expand the study by adding an eighth cohort of eight new subjects to analyze a higher dose and its potential to result in increased exposure time. In addition to the expansion of the FIH Study, the Company also decided to commence preparations for a phase II clinical trial of PRX-115.

Key preliminary results from the FIH Study are as follows:

●Exposure to PRX-115 increased in a dose-dependent manner.
●PRX-115 rapidly reduced plasma uric acid concentrations to below 6.0 mg/dL over time following a single administration. The effect of PRX-115 on plasma uric acid concentrations and the duration of response was found to be dose dependent.
●PRX-115 was well-tolerated. Twenty-six percent (11/42) of the subjects treated with PRX-115 in the first seven cohorts reported study drug-related adverse events, the majority being mild to moderate and transient in nature. One subject in cohort 2 experienced an anaphylactic reaction immediately following the commencement of the infusion, and the reaction was fully resolved. There were no other serious adverse events reported in the study, and no adverse events were reported in the highest doses, cohorts 6 and 7.

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

Uncontrolled gout occurs when oral gout therapies fail to lower serum uric acid (sUA) levels below the gout guideline goal of 6 mg/dL at the maximum medically appropriate dosage or when gout does not improve clinically with oral urate-lowering therapies (ULTs), and may involve systemic urate deposition. Uncontrolled gout is also reported to involve urate crystal deposition and associated inflammation in joints, soft tissues, and organs, such as the heart, kidneys, and eyes. Currently available ULTs can be effective in treating gout. However, low adherence, under dosing and disease progression that cause high patient burden require new, effective and safe therapies to treat these underserved uncontrolled gout patients.

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

The administration of PRX-119 resulted in a decrease in circulating of DNA levels and significantly enhanced the survival of mice in both a CLP-induced sepsis model and an ARDS model. Additional preclinical development is ongoing.

Intellectual Property

A key element of our overall strategy is to establish a broad portfolio of patents to protect our proprietary technology, proprietary product and product candidates and their methods of use. As of March 31, 2024, we hold a broad portfolio of more than 70 patents in Europe, the United States, Israel and additional countries worldwide, as well as more than 45 pending patent applications.

Research & Development

We continuously work on the further development of our ProCellEx plant cell expression technology and bioreactor system.

Consistent with our corporate strategy, we are focusing on new, early-stage product candidates that treat indications for which there are high unmet needs in terms of efficacy and safety, including renal diseases. Treatments of interest will address both genetic and non-genetic diseases. We intend to use our ProCellEx platform and PEGylization capabilities, as well as other modalities such as small molecules and antibodies, to take advantage of highly innovative opportunities. We are also exploring novel platform technologies.

Critical Accounting Policies

Our significant accounting policies are more fully described in Note 1 to our consolidated financial statements appearing in this Quarterly Report. There have been no material changes to our critical accounting policies since we filed our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Results of Operations

Three months ended March 31, 2024 compared to the three months ended March 31, 2023

Revenues from Selling Goods

We recorded revenues from selling goods of $3.7 million during the three months ended March 31, 2024, a decrease of $1.4 million, or 27%, compared to revenues of $5.1 million for the three months ended March 31, 2023. The decrease resulted primarily from a decrease of $1.1 million in sales to Pfizer, and of $0.3 million in sales to Brazil which decreases resulted primarily from the timing of delivery.

Revenues from License and R&D Services

We recorded revenues from license and R&D services of $0.1 million for the three months ended March 31, 2024, a decrease of $4.4 million, or 98%, compared to revenues of $4.5 million for the three months ended March 31, 2023. Revenues from license and R&D services are comprised primarily of revenues we recognized in connection with the Chiesi Agreements. The decrease resulted primarily from the completion of our research and development obligations with respect to Elfabrio and, as Elfabrio was approved in the United States and the European Union in May 2023, from the completion of the regulatory processes related to the review of the BLA and the MAA for Elfabrio by the FDA and EMA, respectively.

Cost of Goods Sold

Cost of goods sold was $2.6 million for the three months ended March 31, 2024, a decrease of $0.5 million, or 16%, from cost of goods sold of $3.1 million for the three months ended March 31, 2023. The decrease in cost of goods sold was primarily the result of the decrease in sales to Pfizer and to Brazil.

Research and Development Expenses

For the three months ended March 31, 2024, our total research and development expenses were approximately $2.9 million comprised of approximately $0.5 million in subcontractor-related expenses, approximately $1.5 million of salary and related expenses, approximately $0.2 million of materials-related expenses and approximately $0.7 million of other expenses. For the three months ended March 31, 2023, our total research and development expenses were approximately $5.8 million comprised of approximately $3.5 million of subcontractor-related expenses, approximately $1.5 million of salary and related expenses, approximately $0.1 million of materials-related expenses and approximately $0.7 million of other expenses.

Total decrease in research and developments expenses for the three months ended March 31, 2024 was $2.9 million, or 50%, compared to the three months ended March 31, 2023. The decrease in research and development expenses primarily resulted from the completion of our Fabry clinical program and the regulatory processes related to the BLA and MAA review of Elfabrio by the applicable regulatory agencies.

We expect to continue to incur significant, increasing research and development expenses as we enter into a more advanced stage of preclinical and clinical trials for certain of our product candidates.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $3.1 million for the three months ended March 31, 2024 and for the three months ended March 31, 2023.

Financial Income, Net

Financial income, net were $0.1 million for the three months ended March 31, 2024, compared to financial expenses, net of $0.5 million for the three months ended March 31, 2023. The change resulted primarily from higher interest income on bank deposits and lower notes interest expenses due to notes conversions executed in 2023.

Income taxes

In the three months ended March 31, 2024, we recorded a tax benefit of approximately $(0.1) million, compared to income taxes of $0.2 million for the three months ended March 31, 2023. Income taxes recorded are primarily the result of the provision for current taxes in respect of Section 174 of the TCJA.

Liquidity and Capital Resources

Our sources of liquidity include our cash and cash equivalents balances and short term bank deposits. At March 31, 2024, we had $48.5 million in cash and cash equivalents and short term bank deposits. We have primarily financed our operations through equity and debt financings, business collaborations, grants funding and revenues from selling goods.

During the year ended December 31, 2023, we raised gross proceeds equal to approximately $24.9 million from the sale of 12,560,150 shares of our common stock under our ATM program. All such sales were completed during the quarters ended March 31, 2023 and June 30, 2023. No sales were completed during the quarters ended September 30, 2023, December 31, 2023 or March 31, 2024.

On August 25, 2021, we completed exchanges, or the Exchanges, with institutional note holders of a substantial majority of the then outstanding 7.50% Senior Secured Convertible Notes due 2021, or the 2021 Notes. The Exchanges involved the exchange of an aggregate of $54.65 million principal amount of 2021 Notes for an aggregate of $28.75 million principal amount of newly issued 2024 Notes, $25.90 million in cash and approximately $1.1 million in cash representing accrued and unpaid interest through the closing date. The initial conversion rate of the 2024 Notes is 563.2216 shares of our common stock per $1,000 principal amount of 2024 Notes, which is equivalent to an initial conversion price of approximately $1.7755 per share of common stock, subject to adjustment in certain circumstances. This initial conversion price represents a premium of approximately 32.5% relative to the closing price of the common stock on the NYSE American on August 13, 2021. After giving effect to the Exchanges, $3.27 million aggregate principal amount of the 2021 Notes remained outstanding. On November 15, 2021, all of the then outstanding 2021 Notes matured and were paid in full.

The 2024 Notes were issued pursuant to the 2024 Indenture which was entered into between us, the guarantors party thereto, The Bank of New York Mellon Trust Company, N.A., as trustee and Wilmington Savings Fund Society, FSB, as collateral agent. Interest on the 2024 Notes are payable semi-annually at a rate of 7.50% per annum. The 2024 Notes will mature three years after the issuance thereof, unless earlier purchased, converted, exchanged or redeemed and will be guaranteed by our subsidiaries. The 2024 Notes are secured by perfected liens on all of our assets, including those of our subsidiaries.

We believe that our cash, cash equivalents and short term bank deposits as of March 31, 2024 are sufficient to satisfy our capital needs for at least 12 months from the date that these financial statements are issued.

Cash Flows

Net cash provided by operations was $4.2 million for the three months ended March 31, 2024. The net loss for the three months ended March 31, 2024 of $4.6 million was increased by a $3.3 million increase in inventories, a $1.4 million decrease in accounts payable and accruals and was offset by an $11.0 million increase in contracts liability, a $1.7 million decrease in accounts receivable-trade and other assets and $1.0 million in share-based compensation. Net cash used in investing activities for the three months ended March 31, 2024 was $0.6 million and consisted primarily of the purchase of property and equipment.

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

As of March 31, 2024, the total principal amount of our 2024 Notes outstanding was $20.42 million, and 2020 Warrants to purchase 13,439,712 shares were outstanding.

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

Under the terms of the 2024 Indenture, we are required to comply with certain covenants, including the requirement to maintain a minimum cash balance of at least $7.5 million. Failure to comply with such covenants may result in an event of default under the 2024 Indenture and, accordingly, may result in the acceleration of the payment of the notes or in additional interest payments. As of March 31, 2024, we were in compliance with all covenants.

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

We expect to finance our future cash needs through sales of Elfabrio and Elelyso, corporate collaborations, licensing or similar arrangements, public or private equity offerings and/or debt financings. We currently do not have any commitments for future external funding, except with respect to the milestone payments that may become payable under the Chiesi Agreements. On February 27, 2023, we entered into the 2023 Sales Agreement pursuant to which we may sell from time to time through the Agent ATM Shares having an aggregate offering price of up to $20.0 million as we had then completed the ATM program under the 2021 Sales Agreement. As of March 31, 2024, shares of our common stock for total gross proceeds of approximately $6.4 million remain available to be sold under the 2023 Sales Agreement.

Effects of Currency Fluctuations

Currency fluctuations could affect us through increased or decreased acquisition costs for certain goods and services and salaries expenses. We do not believe currency fluctuations have had a material effect on our results of operations during the three and nine months ended of March 31, 2024.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of each of March 31, 2024 and December 31, 2023.

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

	Three Months Ended
	March 31,		December 31,
	2024	2023	2023
Average rate for period	3.662	3.536	3.687
Rate at period-end	3.681	3.615	3.627

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15f and 15d-15f under the Exchange Act) that occurred during the quarter ended March 31, 2024 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not involved in any material legal proceedings.

Item 1A. Risk Factors

Except as set forth below, there have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

During the quarter ended March 31, 2024, none of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

PROTALIX BIOTHERAPEUTICS, INC.
(Registrant)

Date: May 10, 2024	By:	/s/ Dror Bashan
Dror Bashan President and Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2024	By:	/s/ Eyal Rubin
Eyal Rubin Senior Vice President and Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)