Form 10-Q
period 2024-06-30
Protalix BioTherapeutics, Inc.
filed 2024-08-14
CIK 1006281

ProCell Or

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

On August 1, 2024, approximately 73,542,674 shares of the Registrant’s common stock, $0.001 par value, were outstanding.

FORM 10-Q

		Page
	PART I – FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets (Unaudited) – As of June 30, 2024 and December 31, 2023	2
	Condensed Consolidated Statements of Operations (Unaudited) – For the Six and Three Months Ended June 30, 2024 and 2023	3
	Condensed Consolidated Statements of Changes in Stockholders’ Equity (Capital Deficiency) (Unaudited) – For the Six and Three Months Ended June 30, 2024 and 2023	4
	Condensed Consolidated Statements of Cash Flows (Unaudited) – For the Six Months Ended June 30, 2024 and 2023	5
	Notes to Condensed Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32
Item 4.	Controls and Procedures	32
	PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	33
Item 1A.	Risk Factors	33
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33
Item 3.	Defaults Upon Senior Securities	33
Item 4.	Mine Safety Disclosures	33
Item 5.	Other Information	33
Item 6.	Exhibits	33
Signatures		35

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

PROTALIX BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands)

(Unaudited)

	June 30, 2024	December 31, 2023

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$23,399	$23,634
Short-term bank deposits	21,630	20,926
Accounts receivable – Trade	10,126	5,272
Other assets	1,493	1,055
Inventories	20,719	19,045
Total current assets	$77,367	$69,932

NON-CURRENT ASSETS:
Funds in respect of employee rights upon retirement	$535	$528
Property and equipment, net	4,609	4,973
Deferred income tax asset	3,299	3,092
Operating lease right of use assets	5,730	5,909
Total assets	$91,540	$84,434

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accruals:
Trade	$4,064	$4,320
Other	19,343	19,550
Operating lease liabilities	1,450	1,409
Contracts liability	12,695	-
Convertible notes	20,420	20,251
Total current liabilities	$57,972	$45,530

LONG TERM LIABILITIES:
Liability for employee rights upon retirement	$705	$714
Operating lease liabilities	4,282	4,621
Total long term liabilities	$4,987	$5,335
Total liabilities	$62,959	$50,865

COMMITMENTS

STOCKHOLDERS' EQUITY	28,581	33,569
Total liabilities and stockholders' equity	$91,540	$84,434

The accompanying notes are an integral part of the condensed consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(U.S. dollars in thousands, except share and per share data)

(Unaudited)

	Six Months Ended		Three Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
REVENUES FROM SELLING GOODS	$16,981	$20,141	$13,304	$15,075
REVENUES FROM LICENSE AND R&D SERVICES	241	24,522	170	20,000
TOTAL REVENUE	17,222	44,663	13,474	35,075
COST OF GOODS SOLD	(12,058)	(9,233)	(9,456)	(6,148)
RESEARCH AND DEVELOPMENT EXPENSES	(5,848)	(10,322)	(2,961)	(4,475)
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(6,599)	(7,146)	(3,484)	(4,031)
OPERATING INCOME (LOSS)	(7,283)	17,962	(2,427)	20,421
FINANCIAL EXPENSES	(757)	(2,169)	(367)	(1,305)
FINANCIAL INCOME	1,035	918	522	531
FINANCIAL INCOME (EXPENSES), NET	278	(1,251)	155	(774)
INCOME (LOSS) BEFORE TAX BENEFIT (TAXES ON INCOME)	(7,005)	16,711	(2,272)	19,647
TAX BENEFIT (TAXES ON INCOME)	207	(503)	69	(308)
NET INCOME (LOSS) FOR THE PERIOD	$(6,798)	$16,208	$(2,203)	$19,339
EARNINGS (LOSS) PER SHARE OF COMMON STOCK:
BASIC	$(0.09)	$0.26	$(0.03)	$0.29
DILUTED	$(0.09)	$0.18	$(0.03)	$0.21
WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK
USED IN COMPUTING EARNINGS (LOSS) PER SHARE:
BASIC	73,172,980	62,378,745	73,308,281	67,158,628
DILUTED	73,172,980	78,896,220	73,308,281	83,200,641

The accompanying notes are an integral part of the condensed consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ EQUITY (CAPITAL DEFICIENCY)

(U.S. dollars in thousands, except share data)

(Unaudited)

			Additional
	Common	Common	Paid-In	Accumulated
	Stock (1)	Stock	Capital	Deficit	Total
	Number of
	Shares	Amount
Balance at January 1, 2023	53,790,167	$54	$379,167	$(389,861)	$(10,640)
Changes during the six-month period ended June 30, 2023:
Issuance of common stock under the Sales Agreement, net	12,560,150	13	23,941		23,954
Convertible notes conversions	4,691,623	5	7,778		7,783
Share-based compensation related to stock options			812		812
Share-based compensation related to restricted stock awards			172		172
Exercise of warrants	538,822	*	712		712
Net income for the period				16,208	16,208
Balance at June 30, 2023	71,580,762	$72	$412,582	$(373,653)	$39,001
Balance at January 1, 2024	72,952,124	$73	$415,045	$(381,549)	$33,569
Changes during the six-month period ended June 30, 2024:
Initial adoption of ASU 2020-06			(393)	224	(169)
Share-based compensation related to stock options			833		833
Share-based compensation related to restricted stock awards	340,550	*	1,146		1,146
Net loss for the period				(6,798)	(6,798)
Balance at June 30, 2024	73,292,674	$73	$416,631	$(388,123)	$28,581
Balance at March 31, 2023	62,002,649	$62	$393,938	$(392,992)	$1,008
Changes during the three-month period ended June 30, 2023:
Issuance of common stock under the Sales Agreement, net	4,347,668	5	9,716		9,721
Convertible notes conversions	4,691,623	5	7,778		7,783
Share-based compensation related to stock options			359		359
Share-based compensation related to restricted stock awards			79		79
Exercise of warrants	538,822	*	712		712
Net income for the period				19,339	19,339
Balance at June 30, 2023	71,580,762	$72	$412,582	$(373,653)	$39,001
Balance at March 31, 2024	73,052,124	$73	$415,633	$(385,920)	$29,786
Changes during the three-month period ended June 30, 2024:
Share-based compensation related to stock options			333		333
Share-based compensation related to restricted stock awards	240,550	*	665		665
Net loss for the period				(2,203)	(2,203)
Balance at June 30, 2024	73,292,674	$73	$416,631	$(388,123)	$28,581

*Represents an amount equal to less than $1.

(1) Common stock, $0.001 par value; Authorized – as of June 30, 2024 and December 31, 2023 – 185,000,000 shares.

The accompanying notes are an integral part of the condensed consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

(Unaudited)

	Six Months Ended
	June 30, 2024	June 30, 2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)	$(6,798)	$16,208
Adjustments required to reconcile net loss to net cash provided by operating activities:
Share-based compensation	1,979	984
Depreciation	641	573
Financial income, net	(975)	(152)
Changes in accrued liability for employee rights upon retirement	16	36
Changes in deferred tax asset	(207)	(3,130)
Gain on amounts funded in respect of employee rights upon retirement	(10)	(27)
Gain on conversions of convertible notes	-	(421)
Amortization of debt issuance costs and debt discount	-	148
Changes in operating assets and liabilities:
Increase (decrease) in contracts liability	12,695	(13,178)
Decrease (increase) in accounts receivable-trade and other assets	(5,308)	119
Changes in operating lease right of use assets, net	20	3
Increase in inventories	(1,674)	(2,831)
Increase in accounts payable and accruals	199	3,643
Net cash provided by operating activities	$578	$1,975

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of short-term deposits		$5,000
Purchase of property and equipment	$(770)	(452)
Amounts funded in respect of employee rights upon retirement, net	(16)	(38)
Net cash provided by (used in) investing activities	$(786)	$4,510

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock under the Sales Agreement, net	$-	$23,954
Exercise of warrants	-	712
Net cash provided by financing activities	$-	$24,666
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	$(27)	$(78)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(235)	31,073
BALANCE OF CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	23,634	17,111
BALANCE OF CASH AND CASH EQUIVALENTS AT END OF PERIOD	$23,399	$48,184

The accompanying notes are an integral part of the condensed consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

(Unaudited)

(Continued) – 2

	Six Months Ended
	June 30, 2024	June 30, 2023
SUPPLEMENTARY INFORMATION ON INVESTING AND FINANCING ACTIVITIES NOT INVOLVING CASH FLOWS:
Purchase of property and equipment	$121	$348
Operating lease right of use assets obtained in exchange for new operating lease liabilities	$258	$1,079
Convertible notes conversions	$—	$7,783

SUPPLEMENTARY DISCLOSURE ON CASH FLOWS
Interest paid	$766	$1,977
Interest received	$56	$78

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

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

From time to time, and as Elfabrio is approved for marketing in different jurisdictions, participants switch out of the open label extension studies. Most of them transfer to a commercial setting, others withdraw for other reasons.

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

On March 21, 2023, the first patient was dosed in the Company’s phase I First-in-Human clinical trial of PRX-115. This study was initially designed to be conducted in approximately 56 adult male and female subjects in the dose escalation design with seven sequential dosing cohorts, each composed of eight subjects (six active and two placebo). On May 10, 2024, following encouraging results from the initial seven cohorts, the Company announced its decision to expand the study by adding an eighth cohort with eight new subjects. As of June 30, 2024, 64 patients have been dosed in this study. In addition, the Company has commenced preparations for a phase II clinical trial of PRX-115.

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

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On February 27, 2023, the Company entered into an At The Market Offering Agreement (the “2023 Sales Agreement”) with the Agent. Pursuant to the terms of the 2023 Sales Agreement, the Company may sell, from time to time through the Agent, ATM Shares having an aggregate offering price of up to $20.0 million. As of June 30, 2024, shares of Common Stock for total gross proceeds of approximately $6.4 million remain available to be sold under the 2023 Sales Agreement.

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

The Company expects to continue to incur significant expenditures in the near future due to research and developments efforts with respect to the product candidates. Under the terms of the Company’s outstanding 7.50% Senior Secured Convertible Notes due September 2024 (the “2024 Notes”), the Company is required to comply with certain financial covenants, including the maintenance of a minimum cash balance of at least $7.5 million. As of June 30, 2024, the Company is in compliance with all such covenants. The Company believes that its cash, cash equivalents and short-term bank deposits as of June 30, 2024 are sufficient to satisfy the Company’s capital needs for at least 12 months from the date that these financial statements are issued including the redemption of the 2024 Notes.

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

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2023, filed by the Company with the U.S. Securities and Exchange Commission (the “Commission”). The comparative balance sheet at December 31, 2023 has been derived from the audited financial statements at that date. There have been no material changes in our significant accounting policies as described in our consolidated financial statements for the year ended December 31, 2023, except for convertible notes, as described below.

c.	Earnings (Loss) per share

The Company calculates earnings (loss) per share by dividing the net income (loss) by the weighted average number of shares of Common Stock outstanding during each period.

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

Diluted earnings per share do not include 16,158,086 shares of Common Stock underlying outstanding stock options and warrants of the Company for the six months ended June 30, 2023 because the effect would be anti-dilutive.

Diluted earnings per share do not include 1,896,733 shares of Common Stock underlying outstanding stock options of the Company for the three months ended June 30, 2023 because the effect would be anti-dilutive.

Diluted loss per share does not include 31,744,960 and 31,791,645 shares of Common Stock underlying outstanding stock options, warrants and the 2024 Notes for the three and six months ended June 30, 2024, respectively, because the effect would be anti-dilutive.

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

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

NOTE 2 - INVENTORIES

Inventories at June 30, 2024 and December 31, 2023 consisted of the following:

	June 30,	December 31,
(U.S. dollars in thousands)	2024	2023
Raw materials	$4,301	$4,176
Work in progress	10,874	9,055
Finished goods	5,544	5,814
Total inventory	$20,719	$19,045

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

The fair value of the financial instruments included in the working capital of the Company is identical or close to their carrying value.

Based on a Level 3 measurement, as of June 30, 2024, the fair value of the $20.4 million aggregate principal amount of the Company’s outstanding 2024 Notes is approximately $20.9 million. The value of these notes was estimated by implementing the binomial model. The following parameters were used:

Stock price (USD)	1.17
Expected term	0.17
Risk free rate	5.13%
Volatility	63.01%
Yield	11.52%

NOTE 4 – REVENUES

The following table summarizes the Company’s disaggregation of revenues:

	Six Months Ended June 30,		Three Months Ended June 30,
(U.S. dollars in thousands)	2024	2023	2024	2023
Pfizer	$8,001	$5,668	$6,874	$3,402
Brazil	$7,266	$2,800	$4,716	$—
Chiesi	$1,714	$11,673	$1,714	$11,673
Total revenues from selling goods	$16,981	$20,141	$13,304	$15,075
Revenues from license and R&D services	$241	$24,522	$170	$20,000

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

On April 1, 2024, the Company granted, with the approval of the Company’s compensation committee, 263,960 shares of fully-vested restricted Common Stock to the Company’s President and Chief Executive Officer under the Plan instead of a cash bonus. The Company estimated the fair value of the restricted stock on the date of grant to be approximately $0.3 million.

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6 – TAXES ON INCOME

The following table summarizes the Company’s taxes on income:

	Six Months Ended		Three Months Ended
(U.S. dollars in thousands)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Current taxes on income	$-	$3,633	$-	$3,438
Deferred taxes on income	(207)	(3,130)	(69)	(3,130)
Total taxes on income (tax benefit)	$(207)	$503	$(69)	$308

The Company had an effective tax rate of (3)% for the six months ended June 30, 2024, compared to an effective tax rate of 7% for the six months ended June 30, 2023. For the six months ended June 30, 2024, the difference between the Company’s effective tax rate and the U.S. federal statutory rate of 21% was the result of forecasted profits derived primarily from U.S. taxable GILTI income mainly due to Section 174 of the U.S. Tax Cuts and Jobs Act, which was enacted in December 2017 (the “TCJA”).

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

NOTE 7 – SUPPLEMENTARY FINANCIAL STATEMENT INFORMATION

Balance sheets:

	June 30,	December 31,
(U.S. dollars in thousands)	2024	2023
Accounts payable and accruals – other:
Payroll and related expenses	$1,205	$1,437
Interest payable	506	511
Provision for vacation	1,688	1,605
Accrued expenses	9,387	9,009
Royalties payable	509	637
Income tax payable	2,876	2,876
Sales reserve	3,051	2,861
Property and equipment suppliers	121	614
	$19,343	$19,550

NOTE 8 – SUBSEQUENT EVENTS

1)

Since the end of the quarter ended June 30, 2024 the Company collected approximately $4.6 million from sales to Pfizer and on July 7, 2024 the Company collected approximately $2.3 million from sales to Brazil.

2)

On July 2, 2024, the Company granted, with the approval of the Company’s compensation committee, 250,000 shares of restricted Common Stock to its new Vice President, Research and Development, under the Plan. The first third of such shares of restricted Common Stock vest on the first anniversary of the date of grant and the remaining two-thirds of the shares vest over the subsequent two-year period in eight equal quarterly increments. The Company estimated the fair value of the restricted stock on the date of grant to be approximately $0.3 million.

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

Recent Company Developments

●On June 27, 2024, we held our Annual Meeting of Stockholders at which our stockholders: (1) elected the seven persons nominated by our Board of Directors to serve as directors of the Company; (2) approved, on a non-binding, advisory basis, the compensation of our named executive officers; (3) adopted amendments to the Protalix BioTherapeutics, Inc. 2006 Stock Incentive Plan, as amended, to increase the number of shares of the Company’s common stock available under such plan from 12,475,171 shares to 17,475,171 shares and adopted certain other terms of said plan and (4) ratified the appointment of Kesselman & Kesselman, Certified Public Accountants (Isr.), a member firm of PricewaterhouseCoopers International Limited, as our independent registered public accounting firm for the fiscal year ending December 31, 2024.

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

Our ProCellEx technology can be utilized to express complex therapeutic proteins belonging to different drug classes, such as enzymes, monoclonal antibodies, hormones, cytokines and vaccines. The entire protein expression process, from initial nucleotide cloning to large-scale production of the protein product, occurs under Current Good Manufacturing Practice-, or cGMP-, compliant, controlled processes. Our plant cell culture technology uses cells, such as carrot and tobacco (BY-2) cells, which undergo advanced genetic engineering and/or chemical modifications, and are grown on an industrial scale in a disposable, flexible bioreactor system. Our system does not involve mammalian or animal-derived components or transgenic field-grown or whole plants at any point in the production process.

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

The global market for Gaucher disease, that includes Sanofi’s Cerezyme®, Shire’s Vpriv® and Sanofi’s Cerdelga®, among others, was $1.6 billion in 2023, is forecasted to be approximately $1.6 billion in 2024 and is forecasted to grow at a CAGR of approximately -0.57% from 2023-2030.

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

The global market for Fabry disease, that includes agalsidase beta, Sanofi’s Fabrazyme®, agalsidase alfa, Shire’s (acquired by Takeda Pharmaceutical Company Limited) Replagal® and Amicus Therapeutics’ Galafold®, among others, is forecasted to be approximately $2.1 billion in 2024 and is forecasted to grow at a CAGR of 7.3% from 2023-2030 reaching approximately $3.2 billion in annual sales in 2023.

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

As of March 1, 2023, sponsorship of the two extension studies was transferred to Chiesi, and Chiesi is now the sponsor of the extension studies.

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

PEGylated Uricase (PRX-115)

PRX-115 is our recombinant PEGylated uricase (urate oxidase) – a chemically modified enzyme under development for the potential treatment of patients with uncontrolled gout. The uricase enzyme, that does not exist naturally in humans, converts uric acid to allantoin, which is easily eliminated through urine. This recombinant enzyme, expressed via our ProCellEx system, is designed to lower uric acid levels and improve clinical manifestation of the disease while having low immunogenicity and increased half-life of the drug in the blood. Pre-clinical data demonstrates long half-life, reduced immunogenic risk and high specific activity which supports the potential of PRX-115 to be a safe and effective treatment for patients with gout. One-month multiple dosing toxicity studies in two species and 6-month multiple dosing toxicity study in one species were conducted to support single and multiple dose studies is humans.

PRX-115 is being analyzed for the potential treatment of uncontrolled gout in our phase I clinical trial of PRX-115 for the potential treatment of uncontrolled gout entitled “A Double-blind, Placebo-controlled, Single Ascending Dose Study to Evaluate the Safety, Tolerability, Pharmacokinetics, and Pharmacodynamics Properties of PRX-115 in Adult Volunteers With Elevated Uric Acid Levels” (NCT05745727), or the FIH study. The first subject was dosed in the study on March 21, 2023. The study is being conducted at New

Zealand Clinical Research (NZCR) under the New Zealand Medicines and Medical Devices Safety Authority (MedSafe) and the Health and Disability Ethics Committee (HDEC) guidelines. The study was initially designed to include seven sequential dosing cohorts, each composed of eight subjects (six active and two placebo), a 3:1 ratio. Subjects in each cohort, males and females aged 18 through 65, received a single dose of PRX-115 and are analyzed for safety, pharmacokinetics (PK) and pharmacodynamics (PD) (concentrations of plasma uric acid) for 85 days.

After a review of initial positive top-line results from the initial seven cohorts, and following the review and acceptance of the safety data from such seven cohorts by the safety and monitoring committee for dose escalation for the FIH study, we decided to expand the study by adding an eighth cohort of eight new subjects to analyze a higher dose and its potential to result in increased exposure time. As of June 30, 2024, all 64 subjects with no previous exposure to PEGylated uricase have been enrolled in the study and follow-up is ongoing. In addition to the expansion of the FIH study, we have commenced preparations for a phase II clinical trial of PRX-115.

Key preliminary results from the first seven cohorts of the FIH study are as follows:

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
●ADA data from the first seven cohorts of the FIH study show that many subjects developed a positive, low-titer IgG response following a single exposure to PRX-115. Notably, higher doses were associated with fewer subjects showing positive IgG responses compared to lower doses.

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

Uncontrolled gout is when serum uric acid (sUA) levels are above the maximum medically appropriate level (6.0 mg/dL) and cannot be treated with available urate lowering therapies. It is also reported to involve urate crystal deposition and associated inflammation in joints, soft tissues and organs. Currently available ULTs can be effective in treating gout. However, low adherence, under dosing, disease progression that cause high patient burden or patients that are not suitable for available therapy, require new, effective and safe therapies to treat these underserved uncontrolled gout patients.

To date, two variants of recombinant uricases are approved for marketing: (i) Krystexxa® (pegloticase) for treatment of chronic gout refractory to conventional therapy (gout patients who have contraindication/failure of other lowering uric acid treatments) and (ii) Elitek®, indicated for the treatment of tumor lysis syndrome but not gout. Both have a black box warning for anaphylaxis and other major side-effects. The FDA label of Krystexxa was amended in 2022 to include co-treatment of methotrexate to prolong efficacy and increases tolerability in patients with refractory gout. Krystexxa is no longer marketed in the European Union. The EC withdrew the marketing authorization for Krystexxa in 2016 at the request of the marketing authorization holder which notified the EC of its decision not to market the product in the European Union for commercial reasons. We believe that new effective, safe therapies are needed to treat severe gout, chronic refractory and uncontrolled gout, regardless of treatment history.

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

Intellectual Property

A key element of our overall strategy is to establish a broad portfolio of patents to protect our proprietary technology, proprietary product and product candidates and their methods of use. As of June 30, 2024, we hold a broad portfolio of more than 70 patents in Europe, the United States, Israel and additional countries worldwide, as well as approximately 50 pending patent applications.

Research & Development

We continuously work on the further development of our ProCellEx plant cell expression technology and bioreactor system.

Consistent with our corporate strategy, we are focusing on new, early-stage product candidates that treat indications for which there are high unmet needs in terms of efficacy and safety, including renal diseases. Treatments of interest will address both genetic and non-genetic diseases. We intend to use our ProCellEx platform and PEGylization capabilities, as well as other modalities such as small molecules and oligonucleotides, to take advantage of highly innovative opportunities. We are also exploring novel platform technologies.

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

Results of Operations

Three months ended June 30, 2024 compared to the three months ended June 30, 2023

Revenues from Selling Goods

We recorded revenues from selling goods of $13.3 million during the three months ended June 30, 2024, a decrease of $1.8 million, or 12%, compared to revenues of $15.1 million for the three months ended June 30, 2023. The decrease resulted primarily from a decrease of $10.0 million in sales to Chiesi, partially offset by an increase of $4.7 million in sales to Brazil and an increase of $3.5 million in sales to Pfizer. Sales to Chiesi in the three months ended June 30, 2023 were in connection with the commercial launch and inventory buildup of Elfabrio after its approval for marketing in the United States and the European Union. The increases in sales to Brazil and Pfizer during the three months ended June 30, 2024 resulted primarily from the timing of delivery.

Revenues from License and R&D Services

We recorded revenues from license and R&D services of $0.2 million for the three months ended June 30, 2024, a decrease of $19.8 million, or 99%, compared to revenues of $20.0 million for the three months ended June 30, 2023. Revenues from license and R&D services are comprised primarily of revenues we recognized in connection with the Chiesi Agreements. The revenues from license and R&D services for the three months ended June 30, 2023 were the result of the $20.0 million regulatory milestone payment from Chiesi in connection with the FDA approval of Elfabrio granted during that period.

Cost of Goods Sold

Cost of goods sold was $9.5 million for the three months ended June 30, 2024, an increase of $3.4 million, or 56%, from cost of goods sold of $6.1 million for the three months ended June 30, 2023. The increase in cost of goods sold was primarily the result of an increase in sales to Pfizer and to Brazil. In addition, during the three months ended June 30, 2023 a significantly higher portion of the costs for certain drug substance sold, as compared to the three months ended June 30, 2024, were recognized as research and development expenses, not cost of goods sold, as such drug substance was produced as part of our research and development activities.

Research and Development Expenses

For the three months ended June 30, 2024, our total research and development expenses were approximately $3.0 million comprised of approximately $0.5 million in subcontractor-related expenses, approximately $1.6 million of salary and related expenses, approximately $0.2 million of materials-related expenses and approximately $0.7 million of other expenses. For the three months ended June 30, 2023, our total research and development expenses were approximately $4.5 million comprised of approximately $1.7 million of subcontractor-related expenses, approximately $2.0 million of salary and related expenses, approximately $0.1 million of materials-related expenses and approximately $0.7 million of other expenses.

Total decrease in research and developments expenses for the three months ended June 30, 2024 was $1.5 million, or 33%, compared to the three months ended June 30, 2023. The decrease in research and development expenses resulted primarily from the completion of our Fabry clinical program and the regulatory processes related to the BLA and MAA review of Elfabrio by the applicable regulatory agencies.

We expect to continue to incur significant, increasing research and development expenses as we enter into a more advanced stage of preclinical and clinical trials for certain of our product candidates.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $3.5 million for the three months ended June 30, 2024, a decrease of $0.5 million, or 13%, compared to $4.0 million for the three months ended June 30, 2023. The decrease resulted primarily from a decrease of $0.5 million in salary and related expenses.

Financial Income, Net

Financial income, net were $0.2 million for the three months ended June 30, 2024, compared to financial expenses, net of $0.8 million for the three months ended June 30, 2023. The difference resulted primarily from higher interest income on bank deposits and lower notes interest expenses due to notes conversions executed in 2023.

Income Taxes

For the three months ended June 30, 2024, we recorded a tax benefit of approximately $0.1 million, compared to income taxes of $0.3 million for the three months ended June 30, 2023. Income taxes recorded are primarily the result of the provision for current taxes in respect of Section 174 of the TCJA.

Six months ended June 30, 2024 compared to the six months ended June 30, 2023

Revenues from Selling Goods

We recorded revenues from selling goods of $17.0 million during the six months ended June 30, 2024, a decrease of $3.1 million, or 15%, compared to revenues of $20.1 million for the six months ended June 30, 2023. The decrease resulted primarily from a decrease of $10.0 million in sales to Chiesi which were partially offset by an increase in sales of $4.5 million to Brazil and of $2.4 million to Pfizer. Sales to Chiesi in the six months ended June 30, 2023 were in connection with the commercial launch and inventory buildup of Elfabrio after its approval for marketing in the United States and the European Union. The increases in sales to Brazil and Pfizer during the six months ended June 30, 2024 resulted primarily from the timing of delivery.

Revenues from License and R&D Services

We recorded revenues from license and R&D services of $0.2 million for the six months ended June 30, 2024, a decrease of $24.3 million, or 99%, compared to revenues of $24.5 million for the six months ended June 30, 2023. Revenues from license and R&D services are comprised primarily of revenues we recognized in connection with the Chiesi Agreements. The revenues from license and R&D services for the six months ended June 30, 2023 included the $20.0 million regulatory milestone payment from Chiesi in connection with the FDA approval of Elfabrio granted during that period. The remaining decrease resulted from the completion of our revenue-generating research and development obligations with respect to Elfabrio and, as Elfabrio was approved in the United States and the European Union in May 2023, from the completion of the regulatory processes related to the review of the BLA and the MAA for Elfabrio by the FDA and EMA, respectively.

Cost of Goods Sold

Cost of goods sold was $12.1 million for the six months ended June 30, 2024, an increase of $2.9 million, or 32%, from cost of goods sold of $9.2 million for the six months ended June 30, 2023. The increase in cost of goods sold was primarily the result of the increase in sales to Pfizer and to Brazil. In addition, during the six months ended June 30, 2023 a significantly higher portion of the costs for certain drug substance sold, as compared to the six months ended June 30, 2024, were recognized as research and development expenses, not cost of goods sold, as such drug substance was produced as part of our research and development activities.

Research and Development Expenses

For the six months ended June 30, 2024, our total research and development expenses were approximately $5.8 million comprised of approximately $1.0 million in subcontractor-related expenses, approximately $3.2 million of salary and related expenses, approximately $0.3 million of materials-related expenses and approximately $1.3 million of other expenses. For the six months ended June 30, 2023, our total research and development expenses were approximately $10.3 million comprised of approximately $5.2 million of subcontractor-related expenses, approximately $3.6 million of salary and related expenses, approximately $0.3 million of materials-related expenses and approximately $1.2 million of other expenses.

Total decrease in research and developments expenses for the six months ended June 30, 2024 was $4.5 million, or 44%, compared to the six months ended June 30, 2023. The decrease in research and development expenses resulted primarily from the completion of our Fabry clinical program and the regulatory processes related to the BLA and MAA review of Elfabrio by the applicable regulatory agencies.

We expect to continue to incur significant, increasing research and development expenses as we enter into a more advanced stage of preclinical and clinical trials for certain of our product candidates.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $6.6 million for the six months ended June 30, 2024, a decrease of $0.5 million, or 7%, compared to $7.1 million for the six months ended June 30, 2023. The decrease resulted primarily from a decrease of $0.9 million in professional fees which was partially offset by a $0.4 million increase in selling and marketing costs.

Financial Income, Net

Financial income, net were $0.3 million for the six months ended June 30, 2024, compared to financial expenses, net of $1.3 million for the six months ended June 30, 2023. The difference resulted primarily from higher interest income on bank deposits and lower notes interest expenses due to notes conversions executed in 2023.

Income Taxes

In the six months ended June 30, 2024, we recorded a tax benefit of approximately $0.2 million, compared to income taxes of $0.5 million for the six months ended June 30, 2023. Income taxes recorded are primarily the result of the provision for current taxes in respect of Section 174 of the TCJA.

Liquidity and Capital Resources

Our sources of liquidity include our cash and cash equivalents balances and short term bank deposits. At June 30, 2024, we had $45.0 million in cash and cash equivalents and short term bank deposits. We have primarily financed our operations through equity and debt financings, business collaborations, grants funding and revenues from selling goods.

During the year ended December 31, 2023, we raised gross proceeds equal to approximately $24.9 million from the sale of 12,560,150 shares of our common stock under our ATM program. All such sales were completed during the quarters ended March 31, 2023 and June 30, 2023. No sales under our ATM program have been completed since the quarter ended June 30, 2023.

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

We except to satisfy the outstanding principal and interest accrued under the 2024 Notes with a cash payment prior to the September 1, 2024 maturity date. We believe that our cash, cash equivalents and short term bank deposits as of June 30, 2024 are sufficient to satisfy our capital needs for at least 12 months from the date that these financial statements are issued, including the maturity payment for the 2024 Notes.

Cash Flows

Net cash provided by operations was $0.6 million for the six months ended June 30, 2024. The net loss for the six months ended June 30, 2024 of $6.8 million was increased by a $1.7 million increase in inventories, a $5.3 million increase in accounts receivable-trade and other assets and $1.0 million of financial income, net, and was offset by a $12.7 million increase in contracts liability and $2.0 million in share-based compensation. Net cash used in investing activities for the six months ended June 30, 2024 was $0.8 million and consisted primarily of the purchase of property and equipment.

Net cash generated from operations was $2.0 million for the six months ended June 30, 2023. The net income for the six months ended June 30, 2023 of $16.2 million was decreased by a $13.2 million decrease in contracts liability, a $3.1 million increase in deferred tax assets and a $2.8 million increase in inventories. The net income was increased by a $3.6 million increase in accounts payable and accruals, $1.0 million in share-based compensation and $0.6 million in depreciation. Net cash provided by investing activities for the six months ended June 30, 2023 was $4.5 million and consisted primarily of proceeds from sale of short-term deposits. Net cash provided by financing activities was $24.7 million resulting primarily from the sale of common stock under our ATM program.

As of June 30, 2024, the total principal amount of our 2024 Notes (due on September 1, 2024) outstanding was $20.42 million, and 2020 Warrants to purchase 13,439,712 shares were outstanding.

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

Under the terms of the 2024 Indenture, we are required to comply with certain covenants, including the requirement to maintain a minimum cash balance of at least $7.5 million. Failure to comply with such covenants may result in an event of default under the 2024 Indenture and, accordingly, may result in the acceleration of the payment of the notes or in additional interest payments. As of June 30, 2024, we were in compliance with all covenants.

As we increase our research and developments efforts with respect to our current and future product candidates, we expect to continue to incur significant expenditures. We cannot anticipate the costs or the timing of the occurrence of such costs. Although we expect the revenues generated from the sales of Elfabrio and Elelyso will increase, such revenues may not be sufficient to fund the expenditures. To the extent we need to obtain additional financing in excess of such anticipated revenues, it may be difficult for us to do so given the volatility of the price of our common stock. Our material cash needs for the next 24 months will include, among other expenses, (i) costs of preclinical and clinical trials, (ii) employee salaries, (iii) payments for rent and operation of our manufacturing facilities, (iv) fees to our consultants and legal advisors, patent advisors and fees for service providers in connection with our research and development efforts, (v) payments of principal and interest on our outstanding 2024 Notes and (vi) tax payments. We believe that our cash, cash equivalents and short term bank deposits as of June 30, 2024 are sufficient to satisfy our capital needs for at least 12 months from the date that these financial statements are issued, including the maturity payment for the 2024 Notes.

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

We expect to finance our future cash needs through sales of Elfabrio and Elelyso, corporate collaborations, licensing or similar arrangements, public or private equity offerings and/or debt financings. We currently do not have any commitments for future external funding, except with respect to the milestone payments that may become payable under the Chiesi Agreements. On February 27, 2023, we entered into the 2023 Sales Agreement pursuant to which we may sell from time to time through the Agent ATM Shares having an aggregate offering price of up to $20.0 million as we had then completed the ATM program under the 2021 Sales Agreement. As of June 30, 2024, shares of our common stock for total gross proceeds of approximately $6.4 million remain available to be sold under the 2023 Sales Agreement.

Effects of Currency Fluctuations

Currency fluctuations could affect us through increased or decreased acquisition costs for certain goods and services and salaries expenses. We do not believe currency fluctuations have had a material effect on our results of operations during the three and six months ended June 30, 2024.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of each of June 30, 2024 and December 31, 2023.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,		December 31,
	2024	2023	2024	2023	2023
Average rate for period	3.725	3.648	3.694	3.592	3.687
Rate at period-end	3.759	3.700	3.759	3.700	3.627

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15f and 15d-15f under the Exchange Act) that occurred during the quarter ended June 30, 2024 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not involved in any material legal proceedings.

Item 1A. Risk Factors

Except as set forth below, there have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

Significant parts of our operations are located in Israel and, therefore, our results may be adversely affected by current political, economic and military conditions in Israel.

In October 2023, terrorists from the Hamas organization infiltrated Israel’s southern border from the Gaza Strip and in other areas within the State of Israel attacking a number of civilian and military targets while simultaneously launching extensive rocket attacks on the Israeli population and industrial centers. At the same time, clashes between Israel and Hezbollah in Lebanon increased. In response, Israel’s security cabinet declared war against the Hamas and a military campaign against these terrorist organizations commenced in parallel to their continued rocket, drone and terror attacks. Since the outbreak of the war, other regional actors, including Iran, have taken military action against Israel. It is currently not possible to predict the duration or severity of the ongoing conflict or its effects on our business, results of operations and financial condition. To date, our operations have not been adversely affected by this situation. Hostilities have not taken place where our facilities are located, nor have rockets or drones struck near our facilities. We do not anticipate any disruption to the supply of Elfabrio or Elelyso. However, our facilities are in range of certain of the rockets and drones originating from Lebanon and elsewhere. Any damage to our facilities or disruption of supplies as a result of war or other hostile action may have a material adverse effect on our business, results of operations and financial condition. Further, the potential for the war between Israel and Hamas to lead to a broader conflict in the Middle East may adversely affect geopolitical stability, the global economy and specific markets.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

During the quarter ended June 30, 2024, none of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Date	Filed or Furnished Herewith
3.1	Certificate of Incorporation of the Company	8-K	001-33357	3.1	April 1, 2016
3.2	Amendment to Certificate of Incorporation of the Company	Def 14A	001-33357	Appen. A	July 1, 2016
3.3	Second Amendment to Certificate of Incorporation of the Company	Def 14A	001-33357	Appen. A	October 17, 2018
3.4	Third Amendment to Certificate of Incorporation of the Company	8-K	001-33357	3.1	December 19, 2019

3.5	Fourth Amendment to Certificate of Incorporation of the Company	10-Q	001-33357	3.5	August 15, 2022
3.6	Fifth Amendment to Certificate of Incorporation of the Company	10-Q	001-33357	3.6	August 7, 2023
3.7	Bylaws of the Company	8-K	001-33357	3.2	April 1, 2016
4.1†	Form of Restricted Stock Agreement/Notice	8-K	001-33357	4.1	July 18, 2012
4.2	Description of Capital Stock	10-K	001-33357	4.7	March 14, 2024
4.3	Form of Warrant	8-K	001-33357	4.1	March 12, 2020
4.4†	Form of Stock Option Agreement (Executives)	10-Q	001-33357	4.8	August 10, 2020
4.5	Form of Stock Option Agreement (Standard)	10-Q	001-33357	4.9	August 10, 2020
4.6	Indenture, dated as of August 24, 2021, between Protalix BioTherapeutics, Inc., the guarantors party thereto, The Bank of New York Mellon Trust Company, N.A., as trustee and Wilmington Savings Fund Society, FSB, as collateral agent	8-K	001-33357	4.2	August 26, 2021
4.7	Form of Exchange Note (2024)	8-K	001-33357	4.3	August 26, 2021
10.1†	Amended and Restated Pro BioTherapeutics, Inc. 2006 Stock Incentive Plan, as amended	8-K	001-33357	10.1	June 28, 2024
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Certification of Chief Executive Officer					X
32.2	18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Certification of Chief Financial Officer					X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	COVER PAGE INTERACTIVE DATA FILE (formatted as Inline XBRL and contained in Exhibit 101).
† Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROTALIX BIOTHERAPEUTICS, INC.
(Registrant)

Date: August 14, 2024	By:	/s/ Dror Bashan
Dror Bashan President and Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2024	By:	/s/ Eyal Rubin
Eyal Rubin Senior Vice President and Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)