Form 10-Q
period 2024-09-30
Protalix BioTherapeutics, Inc.
filed 2024-11-14
CIK 1006281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

On November 1, 2024, approximately 73,633,583 shares of the Registrant’s common stock, $0.001 par value, were outstanding.

FORM 10-Q

		Page
	PART I – FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets (Unaudited) – As of September 30, 2024 and December 31, 2023	2
	Condensed Consolidated Statements of Operations (Unaudited) – For the Nine and Three Months Ended September 30, 2024 and 2023	3
	Condensed Consolidated Statements of Changes in Stockholders’ Equity (Capital Deficiency) (Unaudited) – For the Nine and Three Months Ended September 30, 2024 and 2023	4
	Condensed Consolidated Statements of Cash Flows (Unaudited) – For the Nine Months Ended September 30, 2024 and 2023	5
	Notes to Condensed Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32
Item 4.	Controls and Procedures	33
	PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	34
Item 1A.	Risk Factors	34
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34
Item 3.	Defaults Upon Senior Securities	34
Item 4.	Mine Safety Disclosures	34
Item 5.	Other Information	34
Item 6.	Exhibits	34
Signatures		36

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

PROTALIX BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands)

(Unaudited)

	September 30, 2024	December 31, 2023

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$27,409	$23,634
Short-term bank deposits	-	20,926
Accounts receivable – Trade	2,195	5,272
Other assets	1,050	1,055
Inventories	17,199	19,045
Total current assets	$47,853	$69,932

NON-CURRENT ASSETS:
Funds in respect of employee rights upon retirement	$561	$528
Property and equipment, net	4,648	4,973
Deferred income tax asset	2,856	3,092
Operating lease right of use assets	5,645	5,909
Total assets	$61,563	$84,434

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accruals:
Trade	$3,135	$4,320
Other	19,577	19,550
Operating lease liabilities	1,508	1,409
Convertible notes	-	20,251
Total current liabilities	$24,220	$45,530

LONG TERM LIABILITIES:
Liability for employee rights upon retirement	$730	$714
Operating lease liabilities	4,176	4,621
Total long term liabilities	$4,906	$5,335
Total liabilities	$29,126	$50,865

COMMITMENTS

STOCKHOLDERS' EQUITY	32,437	33,569
Total liabilities and stockholders' equity	$61,563	$84,434

The accompanying notes are an integral part of the condensed consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(U.S. dollars in thousands, except share and per share data)

(Unaudited)

	Nine Months Ended		Three Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
REVENUES FROM SELLING GOODS	$34,820	$30,309	$17,839	$10,168
REVENUES FROM LICENSE AND R&D SERVICES	361	24,699	120	177
TOTAL REVENUE	35,181	55,008	17,959	10,345
COST OF GOODS SOLD	(20,433)	(14,126)	(8,375)	(4,893)
RESEARCH AND DEVELOPMENT EXPENSES	(8,846)	(13,991)	(2,998)	(3,669)
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(9,194)	(10,816)	(2,595)	(3,670)
OPERATING INCOME (LOSS)	(3,292)	16,075	3,991	(1,887)
FINANCIAL EXPENSES	(1,056)	(2,406)	(299)	(460)
FINANCIAL INCOME	1,186	1,323	151	628
FINANCIAL INCOME (EXPENSES), NET	130	(1,083)	(148)	168
INCOME (LOSS) BEFORE TAXES ON INCOME	(3,162)	14,992	3,843	(1,719)
TAXES ON INCOME	(400)	(636)	(607)	(133)
NET INCOME (LOSS) FOR THE PERIOD	$(3,562)	$14,356	$3,236	$(1,852)
EARNINGS (LOSS) PER SHARE OF COMMON STOCK:
BASIC	$(0.05)	$0.22	$0.04	$(0.03)
DILUTED	$(0.05)	$0.16	$0.03	$(0.04)
WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK
USED IN COMPUTING EARNINGS (LOSS) PER SHARE:
BASIC	73,301,091	65,811,506	73,549,745	72,281,681
DILUTED	73,301,091	81,040,281	81,217,068	83,782,679

The accompanying notes are an integral part of the condensed consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ EQUITY (CAPITAL DEFICIENCY)

(U.S. dollars in thousands, except share data)

(Unaudited)

			Additional
	Common	Common	Paid-In	Accumulated
	Stock (1)	Stock	Capital	Deficit	Total
	Number of
	Shares	Amount
Balance at January 1, 2023	53,790,167	$54	$379,167	$(389,861)	$(10,640)
Changes during the nine-month period ended September 30, 2023:
Issuance of common stock under the Sales Agreement, net	12,560,150	13	23,941		23,954
Convertible notes conversions	4,691,623	5	7,778		7,783
Share-based compensation related to stock options			1,195		1,195
Share-based compensation related to restricted stock awards	1,371,362	1	886		887
Exercise of warrants	538,822	*	712		712
Net income for the period				14,356	14,356
Balance at September 30, 2023	72,952,124	$73	$413,679	$(375,505)	$38,247
Balance at January 1, 2024	72,952,124	$73	$415,045	$(381,549)	$33,569
Changes during the nine-month period ended September 30, 2024:
Initial adoption of ASU 2020-06			(393)	224	(169)
Share-based compensation related to stock options			1,191		1,191
Share-based compensation related to restricted stock awards	681,459	1	1,407		1,408
Net loss for the period				(3,562)	(3,562)
Balance at September 30, 2024	73,633,583	$74	$417,250	$(384,887)	$32,437
Balance at June 30, 2023	71,580,762	$72	$412,582	$(373,653)	$39,001
Changes during the three-month period ended September 30, 2023:
Share-based compensation related to stock options			383		383
Share-based compensation related to restricted stock awards	1,371,362	1	714		715
Net loss for the period				(1,852)	(1,852)
Balance at September 30, 2023	72,952,124	$73	$413,679	$(375,505)	$38,247
Balance at June 30, 2024	73,292,674	$73	$416,631	$(388,123)	$28,581
Changes during the three-month period ended September 30, 2024:
Share-based compensation related to stock options			358		358
Share-based compensation related to restricted stock awards	340,909	1	261		262
Net income for the period				3,236	3,236
Balance at September 30, 2024	73,633,583	$74	$417,250	$(384,887)	$32,437

*Represents an amount equal to less than $1.

(1) Common stock, $0.001 par value; Authorized – as of September 30, 2024 and December 31, 2023 – 185,000,000 shares.

The accompanying notes are an integral part of the condensed consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

(Unaudited)

	Nine Months Ended
	September 30, 2024	September 30, 2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)	$(3,562)	$14,356
Adjustments required to reconcile net income (loss) to net cash provided by operating activities:
Share-based compensation	2,599	2,081
Depreciation	970	878
Financial expenses (income), net	173	(511)
Changes in accrued liability for employee rights upon retirement	32	(50)
Changes in deferred income tax asset	236	(3,092)
Gain on amounts funded in respect of employee rights upon retirement	(20)	(49)
Gain on sale of fixed assets	(3)	-
Gain on conversions of convertible notes	-	(421)
Amortization of debt issuance costs and debt discount	-	208
Changes in operating assets and liabilities:
Decrease in contracts liability	-	(13,178)
Decrease (increase) in accounts receivable-trade and other assets	3,069	(4,188)
Changes in operating lease right of use assets, net	13	12
Decrease (increase) in inventories	1,846	(4,779)
Increase (decrease) in accounts payable and accruals	(670)	3,820
Net cash provided by (used in) operating activities	$4,683	$(4,913)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in bank deposits		$(20,420)
Short-term deposit withdrawal	$20,420	5,000
Purchase of property and equipment	(857)	(899)
Proceeds from sale of property and equipment	3	-
Amounts funded in respect of employee rights upon retirement, net	(25)	(50)
Net cash provided by (used in) investing activities	$19,541	$(16,369)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment for convertible notes redemption	$(20,420)
Proceeds from issuance of common stock under the Sales Agreement, net	-	$23,954
Exercise of warrants	-	712
Net cash provided by (used in) financing activities	$(20,420)	$24,666
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	$(29)	$(87)
NET INCREASE IN CASH AND CASH EQUIVALENTS	3,775	3,297
BALANCE OF CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	23,634	17,111
BALANCE OF CASH AND CASH EQUIVALENTS AT END OF PERIOD	$27,409	$20,408

The accompanying notes are an integral part of the condensed consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

(Unaudited)

(Continued) – 2

	Nine Months Ended
	September 30, 2024	September 30, 2023
SUPPLEMENTARY INFORMATION ON INVESTING AND FINANCING ACTIVITIES NOT INVOLVING CASH FLOWS:
Purchase of property and equipment	$402	$253
Operating lease right of use assets obtained in exchange for new operating lease liabilities	$376	$1,395
Convertible notes conversions	$-	$7,783

SUPPLEMENTARY DISCLOSURE ON CASH FLOWS
Interest paid	$1,532	$2,743
Interest received	$1,481	$303

The accompanying notes are an integral part of the condensed consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

a.	General

Protalix BioTherapeutics, Inc. (collectively with its subsidiaries, the “Company”) and its wholly-owned subsidiaries, Protalix Ltd. and Protalix B.V. (collectively, the “Subsidiaries”), are biopharmaceutical companies focused on the development and commercialization of recombinant therapeutic proteins based on the Company’s proprietary ProCellEx® protein expression system (“ProCellEx”). To date, the Company has successfully developed two enzyme replacement therapies (ERTs); Elfabrio® (pegunigalsidase alfa) for the treatment of adult patients with a confirmed diagnosis of Fabry disease and Elelyso® (taliglucerase alfa) for the treatment of adult patients with Gaucher disease. Elfabrio, which the Company referred to as PRX-102 during its development stage, has been approved for marketing in the United States, the European Union, Great Britain, Switzerland, Peru and Israel. The Company has partnered with Chiesi Farmaceutici S.p.A. (“Chiesi”) for the development and commercialization of Elfabrio.

The Company has licensed the rights to commercialize Elelyso worldwide (other than Brazil) to Pfizer Inc. (“Pfizer”), and in Brazil to Fundação Oswaldo Cruz (“Fiocruz”), an arm of the Brazilian Ministry of Health (the “Brazilian MoH”). Elelyso is marketed as BioManguinhos alfataliglicerase in Brazil.

The Company is committed to leveraging its track record of success as the Company progresses with the development of treatments for rare and orphan diseases. In addition, the Company continuously works on the further development of its ProCellEx technology and bioreactor system. Accordingly, the Company is turning its focus to new, early-stage product candidates that treat indications for which there are high unmet needs in terms of efficacy and safety, including renal diseases. Treatments of interest will address both genetic and non-genetic diseases. The Company intends to use its ProCellEx platform and PEGylization capabilities, as well as other modalities such as small molecules and antibodies, to take advantage of highly innovative opportunities. The Company is also exploring novel platform technologies.

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

Elfabrio was the subject of a phase III clinical program studying the drug as a treatment of patients with Fabry disease, a rare, genetic lysosomal disorder. The phase III clinical program included three separate studies, which are referred to as the BALANCE study, the BRIDGE study and the BRIGHT study. The phase III clinical program analyzed two potential dosing regimens: 1 mg/kg every two weeks and 2 mg/kg every four weeks. In addition, the phase III clinical program included two extension studies in which subjects that participated in the Company’s phase I/II clinical trials and phase III clinical trials had the opportunity to enroll and continue to be treated with PRX-102. As of March 1, 2023, sponsorship

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

of the two open label extension studies was transferred to Chiesi, which is now administering the extension studies. From time to time, and as Elfabrio is approved for marketing in different jurisdictions, participants switch out of the open label extension studies. Most of the participants transfer to a commercial setting and others withdraw for other reasons.

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

In March 2024, the Company initiated a phase I First-in-Human clinical trial of PRX-115. This study included 64 adult male and female subjects in a dose escalation design with eight sequential dosing cohorts, each composed of eight subjects (six active and two placebo). As of September 30, 2024, the data is locked and is currently being analyzed. The Company plans to announce the results at an upcoming scientific meeting. In addition, the Company has commenced preparations for a phase II clinical trial of PRX-115 which the Company expects will commence in the second half of 2025.

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

On February 27, 2023, the Company entered into an At The Market Offering Agreement (the “2023 Sales Agreement”) with the Agent. Pursuant to the terms of the 2023 Sales Agreement, the Company may sell, from time to time through the Agent, ATM Shares having an aggregate offering price of up to $20.0 million. As of September 30, 2024, shares of Common Stock for total gross proceeds of approximately $6.4 million remain available to be sold under the 2023 Sales Agreement.

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

The Company expects to continue to incur significant expenditures in the near future due to research and developments efforts with respect to the product candidates. The Company believes that its cash and cash equivalents as of September 30, 2024 are sufficient to satisfy the Company’s capital needs for at least 12 months from the date that these financial statements are issued.

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

d.	Convertible notes

In September 2024, the Company repaid in full all of the outstanding principal and interest payable under its 7.50% Senior Secured Convertible Promissory Notes due September 2024 (the “2024 Notes”). The repayment of the convertible notes at maturity was financed entirely with available cash.

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

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

NOTE 2 - INVENTORIES

Inventories at September 30, 2024 and December 31, 2023 consisted of the following:

	September 30,	December 31,
(U.S. dollars in thousands)	2024	2023
Raw materials	$4,242	$4,176
Work in progress	12,251	9,055
Finished goods	706	5,814
Total inventory	$17,199	$19,045

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

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4 – REVENUES

The following table summarizes the Company’s disaggregation of revenues:

	Nine Months Ended September 30,		Three Months Ended September 30,
(U.S. dollars in thousands)	2024	2023	2024	2023
Pfizer	$11,431	$7,972	$3,430	$2,304
Brazil	$9,314	$5,120	$2,048	$2,320
Chiesi	$14,075	$17,217	$12,361	$5,544
Total revenues from selling goods	$34,820	$30,309	$17,839	$10,168
Revenues from license and R&D services	$361	$24,699	$120	$177

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

On September 23, 2024, the Company granted, with the approval of the Company’s compensation committee, 90,909 shares of fully-vested restricted Common Stock, in the aggregate, to its Sr. Vice President and Chief Financial Officer under the Plan. The Company estimated the fair value of the restricted stock on the date of grant to be approximately $0.1 million.

On September 23, 2024, the Company granted, with the approval of the Company’s compensation committee, 10-year options to purchase 1,015,725 shares of Common Stock, in the aggregate, to certain of the Company’s officers and other employees under the Plan. The options have an exercise price equal to $1.10 per share and vest over a three-year period in 12 equal quarterly increments. Vesting of the options granted to executive officers is subject to automatic acceleration in full upon a Corporate Transaction or a Change in Control, as those terms are defined in the Plan, and are subject to certain other terms and conditions. The Company estimated the aggregate fair value of the options on the date of grant using the Black-Scholes option-pricing model to be approximately $0.8 million.

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6 – EARNINGS (LOSS) PER SHARE

Basic and diluted net earnings (loss) per share attributable to common stockholders were calculated as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
(In thousands, except share data)	2024	2023	2024	2023
Numerator:
Net loss	$(3,562)	$14,356	$3,236	$(1,852)
Add:
Financial expenses of 2024 Notes*		(1,610)	(503)	(1,766)
Net income (loss) for diluted calculation	$(3,562)	$12,746	$2,733	$(3,618)
Denominator:
Weighted average shares of Common Stock outstanding for basic calculation	73,301,091	65,811,506	73,549,745	72,281,681
Weighted average dilutive effect of 2024 Notes		13,981,660	7,667,323	11,500,998
Weighted average dilutive effect of stock options		1,247,115	-	-
Weighted average shares of Common Stock outstanding for diluted calculation	73,301,091	81,040,281	81,217,068	83,782,679

* Financial expenses on 2024 Notes consists of add back of financial expense incurred during the period and inclusion of make-whole interest payments that will be incurred upon conversion.

Diluted earnings (loss) per share do not include 30,515,287 shares of Common Stock underlying outstanding stock options, warrants and the 2024 Notes for the nine months ended September 30, 2024, and 20,173,438 shares of Common Stock underlying outstanding stock options and warrants for the three months ended September 30, 2024, because the effect would be anti-dilutive.

Diluted earnings (loss) per share do not include 19,429,910 and 18,399,260 shares of Common Stock underlying outstanding stock options and warrants of the Company for the three and nine months ended September 30, 2023, respectively, because the effect would be anti-dilutive.

NOTE 7 – TAXES ON INCOME

The following table summarizes the Company’s taxes on income:

	Nine Months Ended September 30,		Three Months Ended September 30,
(U.S. dollars in thousands)	2024	2023	2024	2023
Current taxes on income	$164	$3,728	$164	$95
Deferred taxes on income	236	(3,092)	443	38
Total taxes on income	$400	$636	$607	$133

The Company had an effective tax rate of (13)% for the nine months ended September 30, 2024, compared to an effective tax rate of 4% for the nine months ended September 30, 2023. For the nine months ended September 30, 2024, the difference between the Company’s effective tax rate and the U.S. federal statutory rate of 21% was the result of forecasted profits derived primarily from U.S. taxable GILTI income mainly due to Section 174 of the U.S. Tax Cuts and Jobs Act, which was enacted in December 2017 (the “TCJA”).

In the second quarter ended June 30, 2023, following the regulatory approvals for Elfabrio in May 2023, the receipt of the $20.0 million milestone payment and the launch of Elfabrio in the United States, the Company released valuation allowance previously recorded on deferred tax assets in respect of its net operating losses (“NOLs”) in the United States resulting in a net tax benefit of $3.1 million. The Company concluded that, based upon the preponderance of positive evidence over negative evidence and the anticipated ability to use the deferred tax assets, it was more likely than not that these deferred tax

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

assets would be realizable due to forecasted profits. The Company considered the following: (i) cumulative profits for tax over the previous 12 quarters in its U.S. operations; (ii) the impact of Section 174 of the TCJA which requires the Company to capitalize and amortize its research and development expenses over 15 years; and (iii) its forecasted profits in the United States following the regulatory approvals of Elfabrio.

NOTE 8 – SUPPLEMENTARY FINANCIAL STATEMENT INFORMATION

Balance sheets:

	September 30,	December 31,
(U.S. dollars in thousands)	2024	2023
Accounts payable and accruals – other:
Payroll and related expenses	$1,251	$1,437
Interest payable	-	511
Provision for vacation	1,713	1,605
Accrued expenses	8,342	9,009
Royalties payable	571	637
Income tax payable	3,040	2,876
Sales reserve	4,258	2,861
Property and equipment suppliers	402	614
	$19,577	$19,550

NOTE 9 – SUBSEQUENT EVENTS

Since the end of the quarter ended September 30, 2024, the Company collected approximately $3.9 million from sales to Chiesi.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
AND RISK FACTORS SUMMARY

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the consolidated financial statements and the related notes included elsewhere in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2023. Some of the information contained in this discussion and analysis, particularly with respect to our plans and strategy for our business and related financing, includes forward-looking statements within the meanings of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, including statements regarding expectations, beliefs, intentions or strategies for the future. When used in this report, the terms “anticipate,” “believe,” “estimate,” “expect,” “can,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” and words or phrases of similar import, as they relate to our company, our subsidiaries or our management, are intended to identify forward-looking statements. We intend that all forward-looking statements be subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance, and we undertake no obligation to update or revise, nor do we have a policy of updating or revising, any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, except as may be required under applicable law. Forward-looking statements are subject to many risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements as a result of several factors, including those set forth in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 and in this Quarterly Report on Form 10-Q.

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

Recent Company Developments

●In September 2024, we repaid in full all of the outstanding principal and interest payable under our 2024 Notes. The repayment of the convertible notes at maturity was financed entirely with available cash.

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

The global market for Gaucher disease, that includes Sanofi’s Cerezyme®, Shire’s (acquired by Takeda Pharmaceutical Company Limited) Vpriv® and Sanofi’s Cerdelga®, among others, was $1.6 billion in 2023, is forecasted to be approximately $1.65 billion in 2024 and is forecasted to grow at a compound annual growth rate (CAGR) of approximately -0.12% from 2023-2030.

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

Since the approvals by the FDA and the EMA, Elfabrio has also been approved for marketing in Great Britain, Switzerland, Peru and Israel for long-term enzyme replacement therapy in adult patients with a confirmed diagnosis of Fabry disease.

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

The global market for Fabry disease, that includes agalsidase beta, Sanofi’s Fabrazyme®, agalsidase alfa, Shire’s Replagal® and Amicus Therapeutics’ Galafold®, among others, is forecasted to be approximately $2.1 billion in 2024 and is forecasted to grow at a CAGR of 7.4% from 2023-2030 reaching approximately $3.3 billion in annual sales in 2030.

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

No concerns relating to the potential safety or efficacy of PRX-102 in the submitted data package were raised in the CRL. The FDA noted in CRL that an inspection of our manufacturing facility in Carmiel, Israel, including the FDA’s subsequent assessment of any related FDA findings, is required before the FDA can approve a new drug. Due to travel restrictions during the COVID-19 pandemic, the FDA was unable to conduct the required pre-approval inspection during the review cycle. In addition to the foregoing, the FDA noted that agalsidase beta had recently been converted to full approval, a change in regulatory circumstances which had to be addressed in the resubmitted BLA for PRX-102.

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

Phase III BALANCE Study

The BALANCE study (PB-102-F20, NCT02795676) was a pivotal 24-month, randomized, double blind, active control study of PRX-102 in adult Fabry patients with deteriorating renal function designed to evaluate the safety and efficacy of 1 mg/kg of PRX-102 administered every two weeks compared to agalsidase beta. The Clinical Study Report for the BALANCE study was completed in July 2022. The final analysis confirmed the positive top-line results (announced in April 2022) and favorable tolerability profile. A total of 78 patients who were previously treated with agalsidase beta for at least one year with an eGFR slope at screening worse than -

2 mL/min/1.73 m2/year were enrolled in the study. Patients were randomized on a 2:1 ratio for switching to PRX-102 or continuing on agalsidase beta. A total of 77 patients were treated; 52 with PRX-102 and 25 with agalsidase beta. Approximately 40% of the enrolled patients were female.

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

Extension Studies

Patients who completed the BALANCE, BRIDGE and BRIGHT studies, and the extension of the phase I/II study, were offered the opportunity to continue PRX-102 treatment in one of two long-term open-label extension studies. Overall, 126 patients who participated in our PRX-102 clinical program initially opted, with the advice of the treating physician, to enroll in one of our long-

term, open label, extension studies of PRX-102: 97 patients in the 1 mg/kg every two weeks extension study (PB-102-F60, NCT03566017) (10 patients who completed an extension study from the phase I/II study, 18 patients who completed the BRIDGE study; 69 patients who completed the BALANCE study), and 29 patients who completed the BRIGHT study in the 2 mg/kg every four weeks extension study (PB-102-F51, NCT03614234). Two of the patients in the PB-102-F51 study are being treated with 1 mg/kg every two weeks. As of March 1, 2023, sponsorship of the two extension studies was transferred to Chiesi, and Chiesi is now administering the open-label extension studies.

Over time, and as Elfabrio is approved for marketing in different jurisdictions, patients switch-out of the open-label extension studies. Most of them have transferred to a commercial setting; others withdraw for other reasons.

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

PEGylated Uricase (PRX-115)

PRX-115 is our recombinant PEGylated uricase (urate oxidase) – a chemically modified enzyme under development for the potential treatment of patients with uncontrolled gout. The uricase enzyme, that does not exist naturally in humans, converts uric acid to allantoin, which is easily eliminated through urine. This recombinant enzyme, expressed via our ProCellEx system, is designed to lower uric acid levels and improve clinical manifestation of the disease while having low immunogenicity and increased half-life of the drug in the blood. Pre-clinical data demonstrates long half-life, reduced immunogenic risk and high specific activity which supports the potential of PRX-115 to be a safe and effective treatment for patients with gout. One-month multiple dosing toxicity studies in two species and 6-month multiple dosing toxicity study in one species were conducted to support single and multiple dose studies in humans.

In March 2024, we initiated our phase I clinical trial of PRX-115 for the potential treatment of uncontrolled gout entitled “A Double-blind, Placebo-controlled, Single Ascending Dose Study to Evaluate the Safety, Tolerability, Pharmacokinetics, and Pharmacodynamics Properties of PRX-115 in Adult Volunteers With Elevated Uric Acid Levels” (NCT05745727), or the FIH study. The study is being conducted at New Zealand Clinical Research (NZCR) under the New Zealand Medicines and Medical Devices Safety Authority (MedSafe) and the Health and Disability Ethics Committee (HDEC) guidelines. The study was initially designed to include seven sequential dosing cohorts, each composed of eight subjects (six active and two placebo), a 3:1 ratio. Subjects in each cohort, males and females aged 18 through 65, received a single dose of PRX-115 and are analyzed for safety, pharmacokinetics (PK) and pharmacodynamics (PD) (concentrations of plasma uric acid) for 85 days.

After a review of initial positive top-line results from the initial seven cohorts, and following the review and acceptance of the safety data from such seven cohorts by the safety and monitoring committee for dose escalation for the FIH study, we decided to expand the study by adding an eighth cohort of eight new subjects to analyze a higher dose and its potential to result in increased exposure time. Currently, all eight cohorts have completed the study and the data is locked and is being analyzed.

Preliminary results from the full FIH study are as follows:

●Exposure to PRX-115 increased in a dose-dependent manner. PRX-115 levels were observed in plasma for up to 12 weeks from subjects in cohorts 6, 7, and 8.
●In all tested doses, a single dose of PRX-115 rapidly reduced plasma uric acid levels. The effect and duration of response were found to be dose dependent. Following a single dose, mean plasma uric acid levels remained below 6.0 mg/dL for up to 12 weeks at the highest dose levels.
●All randomized participants completed the study. PRX-115 was found to be well-tolerated with only 25% of the subjects treated with PRX-115 in the study (12/48) having reported study drug-related adverse events. The majority of such adverse events were mild to moderate and transient in nature. One subject experienced an anaphylactic reaction in cohort 2 immediately following the commencement of the infusion (6 minutes) and, accordingly, was exposed to 5% of the applicable PRX-115 dose. The reaction resolved completely and the subject continued in the study for follow-up safety assessments. Premedication with anti-histamines and steroids were administered to all subjects following the anaphylaxis event. No other subjects experienced a similar reaction and no other serious adverse events were reported in the study. No related adverse events were reported for subjects treated in cohorts 6 and 7, and only for one patient per cohort in cohorts 4, 5 and 8.

The preliminary findings from the FIH study suggest that PRX-115 has the potential to be a promising treatment option for patients with gout. The results demonstrate that PRX-115 may offer an effective uric acid-lowering treatment with an added benefit of a potentially wide dosing interval, which may enhance patient compliance and treatment flexibility. Further studies are needed to confirm the long-term safety and efficacy of PRX-115 in the gout patient population.

We plan to present the preliminary results in more detail in a poster at an upcoming scientific meeting being held November 14-19, 2024. In addition, we have commenced preparations for a phase II clinical trial of PRX-115 for the treatment of uncontrolled gout which we expect will commence in the second half of 2025.

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

Uncontrolled gout is when serum uric acid (sUA) levels are above the maximum medically appropriate level (6.8 mg/dL) and cannot be treated with available urate lowering therapies. It is also reported to involve urate crystal deposition and associated inflammation in joints, soft tissues and organs. Currently available ULTs can be effective in treating gout. However, factors such as low adherence, under dosing, disease progression that cause high patient burden or patients that are not suitable for available therapy, require new, effective and safe therapies to treat these underserved uncontrolled gout patients.

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

Intellectual Property

A key element of our overall strategy is to establish a broad portfolio of patents to protect our proprietary technology, proprietary product and product candidates and their methods of use. As of September 30, 2024, we hold a broad portfolio of more than 15 patent families consisting of over 70 patents in Europe, the United States, Israel and additional countries worldwide, as well as approximately 50 pending patent applications.

Scientific Presentations and Publications

On October 28, 2024, Chiesi Global Rare Diseases, a business unit of Chiesi, announced the publication of results from the BRIGHT study in the Journal of Inherited Metabolic Disease. The article may be accessed on the journal’s website.

Data from our FIH Study will be presented in a late-breaking poster at the American College of Rheumatology (ACR) Convergence 2024, being held November 14-19, 2024 at the Walter E. Washington Convention Center in Washington, D.C. An abstract containing data generated in the trial may be accessed on the ACR Convergence 2024 website.

Research & Development

We continuously work on the further development of our ProCellEx plant cell expression technology and bioreactor system.

Consistent with our corporate strategy, we are focusing on new, early-stage product candidates that treat indications for which there are high unmet needs in terms of efficacy and safety, including renal diseases. Treatments of interest will address both genetic and non-genetic diseases. We intend to use our ProCellEx platform and PEGylation capabilities, as well as other modalities such as small molecules and oligonucleotides, to take advantage of highly innovative opportunities. We are also exploring novel platform technologies.

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

Results of Operations

Three months ended September 30, 2024 compared to the three months ended September 30, 2023

Revenues from Selling Goods

We recorded revenues from selling goods of $ 17.8 million during the three months ended September 30, 2024, an increase of $7.6 million, or 75%, compared to revenues of $10.2 million for the three months ended September 30, 2023. The increase resulted primarily from an increase of $6.8 million in sales to Chiesi and an increase of $1.1 million in sales to Pfizer, partially offset by a decrease of $0.3 million in sales to Brazil.

Revenues from License and R&D Services

We recorded revenues from license and R&D services of $0.1 million for the three months ended September 30, 2024, a decrease of $0.1 million, or 50%, compared to revenues of $0.2 million for the three months ended September 30, 2023. Revenues from license and R&D services are comprised primarily of revenues we recognized in connection with the Chiesi Agreements including compensation for research and development obligations with respect to Elfabrio. As a result of the completion of the Fabry clinical program in 2023 with the approval of Elfabrio in the United States and the European Union in May 2023, we expect to generate minimal revenues from license and R&D services other than potential regulatory milestone payments.

Cost of Goods Sold

Cost of goods sold was $8.4 million for the three months ended September 30, 2024, an increase of $3.5 million, or 71%, from cost of goods sold of $4.9 million for the three months ended September 30, 2023. The increase in cost of goods sold was primarily the result of an increase in sales to Chiesi and Pfizer.

Research and Development Expenses

For the three months ended September 30, 2024, our total research and development expenses were approximately $3.0 million comprised of approximately $0.6 million in subcontractor-related expenses, approximately $1.6 million of salary and related expenses, approximately $0.2 million of materials-related expenses and approximately $0.6 million of other expenses. For the three months ended September 30, 2023, our total research and development expenses were approximately $3.7 million comprised of approximately $1.0 million of subcontractor-related expenses, approximately $1.9 million of salary and related expenses, approximately $0.2 million of materials-related expenses and approximately $0.6 million of other expenses.

Total decrease in research and developments expenses for the three months ended September 30, 2024 was $0.7 million, or 19%, compared to the three months ended September 30, 2023. The decrease in research and development expenses resulted primarily from the completion of our Fabry clinical program and the regulatory processes related to the BLA and MAA review of Elfabrio by the applicable regulatory agencies.

We expect to continue to incur significant, increasing research and development expenses as we enter into a more advanced stage of preclinical and clinical trials for certain of our product candidates.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $2.6 million for the three months ended September 30, 2024, a decrease of $1.1 million, or 30%, compared to $3.7 million for the three months ended September 30, 2023. The decrease resulted primarily from a decrease of $0.5 million in salary and related expenses and a decrease of $0.4 million in professional fees.

Financial Income, Net

Financial expenses, net was $0.1 million for the three months ended September 30, 2024, compared to financial income, net of $0.2 million for the three months ended September 30, 2023. The difference resulted primarily from lower interest income on bank deposits, higher exchange rate costs partially offset by lower notes interest expenses due to the September 2024 repayment in full of all the outstanding principal and interest payable under the 2024 Notes.

Income Taxes

For the three months ended September 30, 2024, we recorded income taxes of approximately $0.6 million, compared to income taxes of $0.1 million for the three months ended September 30, 2023. Income taxes recorded are primarily the result of tax expenses in respect of Section 174 of the TCJA.

Nine months ended September 30, 2024 compared to the nine months ended September 30, 2023

Revenues from Selling Goods

We recorded revenues from selling goods of $34.8 million during the nine months ended September 30, 2024, an increase of $4.5 million, or 15%, compared to revenues of $30.3 million for the nine months ended September 30, 2023. The increase resulted primarily from an increase of $4.2 million in sales to Brazil and an increase of $3.4 million in sales to Pfizer which were partially offset by a decrease of $3.1 million in sales to Chiesi. Sales to Chiesi in the nine months ended September 30, 2023 were in connection with the commercial launch and inventory buildup of Elfabrio after its approval for marketing in the United States and the European Union.

Revenues from License and R&D Services

We recorded revenues from license and R&D services of $0.4 million for the nine months ended September 30, 2024, a decrease of $24.3 million, or 98%, compared to revenues of $24.7 million for the nine months ended September 30, 2023. Revenues from license and R&D services are comprised primarily of revenues we recognized in connection with the Chiesi Agreements. The revenues from license and R&D services for the nine months ended September 30, 2023 included the $20.0 million regulatory milestone payment from Chiesi in connection with the FDA approval of Elfabrio granted during that period. The remaining decrease resulted from the completion of our revenue-generating research and development obligations with respect to Elfabrio and, as Elfabrio was approved in the United States and the European Union in May 2023, from the completion of the regulatory processes related to the review of the BLA and the MAA for Elfabrio by the FDA and EMA, respectively. As a result of the completion of the Fabry clinical program in 2023, we expect to generate minimal revenues from license and R&D services other than potential regulatory milestone payments.

Cost of Goods Sold

Cost of goods sold was $20.4 million for the nine months ended September 30, 2024, an increase of $6.3 million, or 45%, from cost of goods sold of $14.1 million for the nine months ended September 30, 2023. The increase in cost of goods sold was primarily the result of the increase in sales to Pfizer and to Brazil. In addition, during the nine months ended September 30, 2023 a significantly higher portion of the costs for certain drug substance sold, as compared to the nine months ended September 30, 2024, were recognized as research and development expenses, not cost of goods sold, as such drug substance was produced as part of our research and development activities.

Research and Development Expenses

For the nine months ended September 30, 2024, our total research and development expenses were approximately $8.8 million comprised of approximately $1.6 million in subcontractor-related expenses, approximately $4.8 million of salary and related expenses, approximately $0.5 million of materials-related expenses and approximately $1.9 million of other expenses. For the nine months ended September 30, 2023, our total research and development expenses were approximately $14.0 million comprised of approximately $6.2 million of subcontractor-related expenses, approximately $5.5 million of salary and related expenses, approximately $0.5 million of materials-related expenses and approximately $1.8 million of other expenses.

Total decrease in research and developments expenses for the nine months ended September 30, 2024 was $5.2 million, or 37%, compared to the nine months ended September 30, 2023. The decrease in research and development expenses resulted primarily from the completion of our Fabry clinical program and the regulatory processes related to the BLA and MAA review of Elfabrio by the applicable regulatory agencies.

We expect to continue to incur significant, increasing research and development expenses as we enter into a more advanced stage of preclinical and clinical trials for certain of our product candidates.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $9.2 million for the nine months ended September 30, 2024, a decrease of $1.6 million, or 15%, compared to $10.8 million for the nine months ended September 30, 2023. The decrease resulted primarily from a decrease of $1.3 million in professional fees and of $0.7 million in salaries and related expenses which was partially offset by a $0.5 million increase in selling and marketing expenses.

Financial Income, Net

Financial income, net was $0.1 million for the nine months ended September 30, 2024, compared to financial expenses, net of $1.1 million for the nine months ended September 30, 2023. The difference resulted primarily from a decrease of approximately $1.1 million in lower interest expenses due to the note conversions executed in 2023 and the September 2024 repayment in full of all the outstanding principal and interest payable under the 2024 Notes.

Income Taxes

In the nine months ended September 30, 2024, we recorded income tax of approximately $0.4 million, compared to income taxes of $0.6 million for the nine months ended September 30, 2023. Income taxes recorded are primarily the result of tax expenses in respect of Section 174 of the TCJA.

Liquidity and Capital Resources

Our sources of liquidity include our cash and cash equivalents balances. At September 30, 2024, we had $27.4 million in cash and cash equivalents. In September 2024, we satisfied the outstanding principal and accrued interest under the 2024 Notes with a cash payment of approximately $21.2 million which was available primarily from the withdrawal of short term deposits. We have primarily financed our operations through equity and debt financings, business collaborations, grants funding and revenues from selling goods.

During the year ended December 31, 2023, we raised gross proceeds equal to approximately $24.9 million from the sale of 12,560,150 shares of our common stock under our ATM program. All such sales were completed during the quarters ended March 31, 2023 and June 30, 2023. No sales under our ATM program have been completed since the quarter ended June 30, 2023.

We believe that our cash and cash equivalents as of September 30, 2024 are sufficient to satisfy our capital needs for at least 12 months from the date that these financial statements are issued.

Cash Flows

Net cash provided by operations was $4.7 million for the nine months ended September 30, 2024. The net loss for the nine months ended September 30, 2024 of $3.6 million was increased by a $0.7 million decrease in accounts payable and accruals and was offset by a $3.1 million decrease in accounts receivable-trade and other assets, $2.6 million in share-based compensation, a $1.8 million decrease in inventories and $1.0 million in depreciation. Net cash provided by investing activities for the nine months ended September 30, 2024 was $19.5 million and consisted primarily of $20.4 million in proceeds from the sale of deposits partially offset by a $0.9 million purchase of property and equipment.

Net cash used in financing activities for the nine months ended September 30, 2024 was $20.4 million representing the payment of the outstanding principal and accrued interest under our 2024 Notes which matured in September 2024.

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

Net cash provided by financing activities for the nine months ended September 30, 2023 was $24.7 million resulting primarily from the sale of common stock under our ATM program.

As of September 30, 2024, there were outstanding warrants to purchase 13,439,712 shares at an exercise price equal to $2.36 per share. The warrants expire in March 2025.

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

As the 2024 Notes were paid in full during the three months ended September 30, 2024, we are no longer subject to the financial limitations related to such notes.

As we increase our research and developments efforts with respect to our current and future product candidates, we expect to continue to incur significant expenditures. We cannot anticipate the costs or the timing of the occurrence of such costs. Although we expect the revenues generated from the sales of Elfabrio and Elelyso will increase, such revenues may not be sufficient to fund the expenditures. To the extent we need to obtain additional financing in excess of such anticipated revenues, it may be difficult for us to do so given the volatility of the price of our common stock. Our material cash needs for the next 24 months will include, among other expenses, (i) costs of preclinical and clinical trials, (ii) employee salaries, (iii) payments for rent and operation of our manufacturing facilities, (iv) fees to our consultants and legal advisors, patent advisors and fees for service providers in connection with our research and development efforts, and (v) tax payments. We believe that our cash and cash equivalents as of September 30, 2024 are sufficient to satisfy our capital needs for at least 12 months from the date that these financial statements are issued.

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

We expect to finance our future cash needs through sales of Elfabrio and Elelyso, corporate collaborations, licensing or similar arrangements, public or private equity offerings and/or debt financings. We currently do not have any commitments for future external funding, except with respect to the milestone payments that may become payable under the Chiesi Agreements. On February 27, 2023, we entered into the 2023 Sales Agreement pursuant to which we may sell from time to time through the Agent ATM Shares having an aggregate offering price of up to $20.0 million as we had then completed the ATM program under the 2021 Sales Agreement. As of September 30, 2024, shares of our common stock for total gross proceeds of approximately $6.4 million remain available to be sold under the 2023 Sales Agreement.

Effects of Currency Fluctuations

Currency fluctuations could affect us through increased or decreased acquisition costs for certain goods and services and salaries expenses. We do not believe currency fluctuations have had a material effect on our results of operations during the three and nine months ended September 30, 2024.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of each of September 30, 2024 and December 31, 2023.

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

	Three Months Ended		Nine Months Ended		Year Ended
	September 30,		September 30,		December 31,
	2024	2023	2024	2023	2023
Average rate for period	3.715	3.745	3.701	3.643	3.687
Rate at period-end	3.710	3.824	3.710	3.824	3.627

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15f and 15d-15f under the Exchange Act) that occurred during the quarter ended September 30, 2024 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not involved in any material legal proceedings.

Item 1A. Risk Factors

Except as set forth below, there have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023 and in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2024.

Significant parts of our operations are located in Israel and, therefore, our results may be adversely affected by current political, economic and military conditions in Israel.

In October 2023, terrorists primarily from the Hamas organization infiltrated Israel’s southern border from the Gaza Strip and in other areas within the State of Israel attacking a number of civilian and military targets while simultaneously launching extensive rocket attacks on the Israeli population and industrial centers. At the same time, clashes between Israel and Hezbollah in Lebanon increased. In response, Israel’s security cabinet declared war against the Hamas and a military campaign against these terrorist organizations commenced in parallel to their continued rocket, drone and terror attacks. Since the outbreak of the war, other regional actors, including Iran, have taken military action against Israel. It is currently not possible to predict the duration or severity of the ongoing conflict or its effects on our business, results of operations and financial condition. To date, our operations have not been adversely affected by this situation. Hostilities have not taken place where our facilities are located. We do not anticipate any disruption to the supply of Elfabrio or Elelyso. However, our facilities are in range of certain of the rockets and drones originating from Lebanon and elsewhere. Any damage to our facilities or disruption of supplies as a result of war or other hostile action may have a material adverse effect on our business, results of operations and financial condition. Further, the potential for the war between Israel and Hamas to lead to a broader conflict in the Middle East may adversely affect geopolitical stability, the global economy and specific markets.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

During the quarter ended September 30, 2024, none of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Date	Filed or Furnished Herewith
3.1	Certificate of Incorporation of the Company	8-K	001-33357	3.1	April 1, 2016
3.2	Amendment to Certificate of Incorporation of the Company	Def 14A	001-33357	Appen. A	July 1, 2016
3.3	Second Amendment to Certificate of Incorporation of the Company	Def 14A	001-33357	Appen. A	October 17, 2018
3.4	Third Amendment to Certificate of Incorporation of the Company	8-K	001-33357	3.1	December 19, 2019
3.5	Fourth Amendment to Certificate of Incorporation of the Company	10-Q	001-33357	3.5	August 15, 2022

3.6	Fifth Amendment to Certificate of Incorporation of the Company	10-Q	001-33357	3.6	August 7, 2023
3.7	Bylaws of the Company	8-K	001-33357	3.2	April 1, 2016
4.1†	Form of Restricted Stock Agreement/Notice	8-K	001-33357	4.1	July 18, 2012
4.2	Description of Capital Stock	10-K	001-33357	4.7	March 14, 2024
4.3	Form of Warrant	8-K	001-33357	4.1	March 12, 2020
4.4†	Form of Stock Option Agreement (Executives)	10-Q	001-33357	4.8	August 10, 2020
4.5	Form of Stock Option Agreement (Standard)	10-Q	001-33357	4.9	August 10, 2020
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Certification of Chief Executive Officer					X
32.2	18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Certification of Chief Financial Officer					X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	COVER PAGE INTERACTIVE DATA FILE (formatted as Inline XBRL and contained in Exhibit 101).
† Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROTALIX BIOTHERAPEUTICS, INC.
(Registrant)

Date: November 14, 2024	By:	/s/ Dror Bashan
Dror Bashan President and Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2024	By:	/s/ Eyal Rubin
Eyal Rubin Senior Vice President and Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)