Form 10-K
period 2024-12-31
Protalix BioTherapeutics, Inc.
filed 2025-03-17
CIK 1006281

F

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of June 30, 2024 was approximately $82.0 million, based on the closing price for shares of the Registrant’s common stock reported by the NYSE American for such date.

On March 14, 2025, approximately 78,032,585 shares of the Registrant’s common stock, par value $0.001 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement related to its 2025 Annual Stockholders’ Meeting to be filed subsequently are incorporated by reference into Part III of this Annual Report on Form 10-K. Except as expressly incorporated by reference, the registrant’s proxy statement shall not be deemed to be part of this report.

PROTALIX BIOTHERAPEUTICS, INC.

2024 FORM 10-K ANNUAL REPORT

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
●risks related to our expectations with respect to the projected market of our products and product candidates;
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

●risks associated with global conditions and developments such as new or increased tariffs, new trade restrictions, supply chain challenges, the inflationary environment and tight labor market, and instability in the banking industry, which may adversely impact our business, operations and ability to raise additional financing if and as required and on terms acceptable to us;
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

To date, we have successfully developed two commercial products, both of which are enzyme replacement therapies (ERTs): Elfabrio® (pegunigalsidase alfa) for the treatment of adult patients with a confirmed diagnosis of Fabry disease and Elelyso® (taliglucerase alfa) for the treatment of adult patients with Gaucher disease. Elfabrio, which we referred to as PRX-102 during its development stage, has been approved for marketing in the United States, the European Union, Great Britain, Switzerland, Peru, Israel, Russia and Singapore. We have partnered with Chiesi for the development and commercialization of Elfabrio.

We have licensed the rights to commercialize Elelyso worldwide (other than Brazil) to Pfizer, and in Brazil to Fiocruz. Elelyso is marketed as BioManguinhos alfataliglicerase in Brazil.

We are committed to leveraging our track record of success as we progress with the development of treatments for rare and orphan diseases. In addition, we continuously work on the further development and enhancement of our ProCellEx technology. Accordingly, we are turning our focus to new, early-stage product candidates that treat indications for which there are high unmet needs in terms of efficacy and safety, including renal diseases. Treatments of interest will address both genetic and non-genetic diseases. We intend to use our ProCellEx platform and PEGylation capabilities, as well as other modalities such as small molecules and antibodies, to take advantage of highly innovative opportunities. We are also exploring novel platform technologies.

Elfabrio was the subject of a phase III clinical program. The phase III clinical program included three separate studies, which are referred to as the BALANCE study, the BRIDGE study and the BRIGHT study. The phase III clinical program analyzed two potential dosing regimens: 1 mg/kg every two weeks and 2 mg/kg every four weeks. In addition, the phase III clinical program included two extension studies in which subjects that participated in our phase I/II clinical trials and phase III clinical trials had the opportunity to enroll and continue to be treated with PRX-102.

The Biologics License Application, or BLA, for Elfabrio for the treatment of adult patients with Fabry disease was resubmitted to the FDA on November 9, 2022. An initial BLA for Elfabrio was submitted to the FDA on May 27, 2020 under the FDA’s Accelerated Approval pathway, but resulted in a Complete Response Letter, or CRL. A Marketing Authorization Application, or MAA, was submitted to the EMA on February 7, 2022, after the October 8, 2021 meeting we held, together with Chiesi, with the Rapporteur and Co-Rapporteur of the EMA regarding PRX-102.

On May 5, 2023, the European Commission, or EC, announced that it had approved the MAA for Elfabrio and on May 9, 2023, the FDA announced that it had approved the Biologics License Application, or BLA, for Elfabrio (pegunigalsidase alfa-iwxj) injection BLA 761161, each for adult patients with a confirmed diagnosis of Fabry disease. Both approvals cover the 1 mg/kg every two weeks dosage. Elfabrio was approved by the FDA with a boxed warning for hypersensitivity reactions/anaphylaxis, consistent with Enzyme Replacement Therapy (ERT) class labeling, and Warnings/Precautions providing guidance on the signs and symptoms of hypersensitivity and infusion-associated reactions seen in the clinical studies as well as treatments to manage such events should they occur. The Warnings/Precautions for membranoproliferative glomerulonephritis (MPGN) alert prescribers to the possibility of MPGN and provide guidance for appropriate patient management. Overall, the FDA review team concluded that in the context of Fabry disease as a rare, serious disease with limited therapeutic options that may not be suitable to all individual patients, the benefit-risk of Elfabrio is favorable for the treatment of adults with confirmed Fabry disease. According to the EMA, overall, the benefit/risk balance of Elfabrio is positive in the claimed indication (Fabry disease).

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

In December 2024, the EMA validated Chiesi’s Variation Submission for pegunigalsidase alfa to label a less frequent dosing regimen at a dose of 2 mg/kg body weight administered every four weeks in adult patients with Fabry disease.

Our first product, Elelyso®, an ERT for the treatment of patients with Gaucher disease, was first approved by the FDA in May 2012 and is now approved for marketing in 23 markets including Brazil, Israel and others.

In addition, we are developing PEGylated uricase, or PRX-115, for the treatment of uncontrolled gout, Long Acting (LA) DNase I, or PRX-119, for the treatment of NETs-related diseases, and a number of other technologies and preclinical assets. We have completed a phase I First-in-Human clinical trial of PRX-115 and we expect to commence a phase II clinical trial of PRX-115 in the second half of 2025.

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

Product Pipeline

ProCellEx: Our Proprietary Protein Expression System

ProCellEx is our proprietary platform used to produce and manufacture recombinant proteins through plant cell-based expression in suspension. We are the first and only company to receive FDA approval of a protein produced through plant cell-based expression, and with the approval of Elfabrio, we now produce two commercial proteins through our platform.

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

We developed ProCellEx based on our plant cell culture technology for the development, expression and manufacture of recombinant proteins that are the essential foundation of modern biotechnology. We develop new, recombinant therapeutic proteins by using the natural capability of agrobacterium to transfer a DNA fragment into the plant chromosome, allowing the genome of the plant cell to code for specific proteins of interest. The agrobacterium-mediated transformed cells are then able to produce specific proteins, which are extracted and purified and can be used as therapies to treat a variety of diseases.

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

In addition, we continuously work on the further development and enhancement of our ProCellEx technology.

Plant Cell Production Advantages

ProCellEx®: Protalix’s Differentiated Plant Cell Protein Expression Platform

Business Highlights

We have two commercial products, each of which is an ERT; Elelyso and Elfabrio. Our pipeline of product candidates includes PEGylated uricase for the treatment of uncontrolled gout, Long Acting (LA) DNase I for the treatment of NETs and other technologies and preclinical assets.

Elelyso® (taliglucerase alfa) for the Treatment of Gaucher Disease

Elelyso for the treatment of Gaucher disease is currently approved and marketed in 23 countries including the United States, Australia, Canada, Israel, Brazil, Russia and Turkey. In June 2012, the EMA’s Committee for Medicinal Products for Human Use, or the CHMP, issued a positive opinion regarding the benefit of Elelyso but did not immediately grant marketing authorization because of the ten-year market exclusivity granted to Vpriv® (Takeda Shire) in August 2010 for the same condition, which was extended for an additional two years, and expired in August 2022. We have granted the marketing rights to Elelyso globally, excluding Brazil, to Pfizer through an exclusive licensing agreement. We maintain the distribution rights to Elelyso in Brazil, where it is currently marketed as BioManguinhos alfataliglicerase, through the Supply and Technology Transfer Agreement, or the Brazil Agreement, we entered into on June 18, 2013, with Fiocruz, an arm of the Brazilian MoH. In 2024, we generated $12.6 million from sales of Elelyso to Pfizer and $11.0 million from sales of BioManguinhos alfataliglicerase to the Brazilian MoH.

Elfabrio® (pegunigalsidase alfa or PRX-102) for the Treatment of Fabry Disease

Elfabrio for the treatment of adult patients with Fabry disease, is our proprietary, plant cell culture expressed enzyme, and a chemically modified stabilized version of, the recombinant α-Galactosidase-A protein, a lysosomal enzyme. Elfabrio has been approved by the FDA for marketing in the United States, the European Union, Great Britain, Switzerland, Peru, Israel, Russia and Singapore. In 2024, we generated $29.3 million from sales of Elfabrio to Chiesi.

Protalix Ltd., our wholly-owned subsidiary, has entered into two exclusive licensing and supply agreements with Chiesi for Elfabrio, one global excluding the United States and the second for the United States.

PEGylated Uricase (PRX-115)

PRX-115 is our plant cell-expressed recombinant PEGylated Uricase (urate oxidase) – a chemically modified enzyme under development for the potential treatment of uncontrolled gout. Gout is the most common inflammatory arthritis, affecting a projected 14.9 million adults in the United States alone. Based on market research we have commissioned, we estimate that approximately 25% of the gout population in the US and Western Europe does not have their gout controlled. Some of those patients cannot be treated with existing therapies; others stop treatment with existing therapies due to adverse events. In addition, such research presents that there are gout patients treated with existing therapies that continue to suffer from tophi despite having reached urate target levels. The risk of gout increases with age, and is more common in males. Gout results from sustained elevation of serum urate levels (hyperuricaemia). Urate levels may increase due to diet, genetic predisposition and environmental factors leading to the deposition of monosodium urate crystals and\or tophi in joints, tendons and other tissues, which triggers recurrent episodes of pronounced acute inflammation, known as gout flares. Gout leads to substantial morbidity, severe pain, reduced quality of life, decreased physical function, increased healthcare costs, and lost economic productivity. Furthermore, gout is strongly associated with a number of comorbidities, including hypertension, cardiovascular disease, renal impairment, diabetes, obesity, hyperlipidaemia and frequently in a combination known as the metabolic syndrome.

PRX-119

PRX-119 is our plant cell-expressed PEGylated recombinant human DNase I product candidate which we are designing to have an elongated half-life in the circulation for the potential treatment of NETs-related diseases. NETs, or Neutrophil extracellular traps, are web-like structures released by activated neutrophils that trap and kill a variety of microorganisms. NETs are composed of DNA, histones, antimicrobial and pro-inflammatory proteins. Excessive formation or ineffective clearance of NETs can cause different pathological effects. NETs formation has been observed in various autoimmune, inflammatory and fibrotic conditions, diverse forms of thrombosis, cancer and metastasis. According to scientific literature, animal studies have demonstrated that DNase treatment reduce NETs toxicity. Our proprietary modified DNase I, which we have designed for long and customized systemic circulation in the bloodstream, may potentially enable effective treatment for these conditions.

2024 Company Developments

2024 Developments

●In May 2024, we announced our decision to expand our phase I First-in-Human clinical trial of PRX-115 by adding an eighth cohort with eight new patients and to commence preparations for a phase II clinical trial of PRX-115.

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
●On December 9, 2024, we announced, together with Chiesi, that the EMA had validated the Variation Submission for pegunigalsidase alfa to label a less frequent dosing regimen at a dose of 2 mg/kg body weight administered every four weeks in adult patients with Fabry disease.
●In December 2024, our Board of Directors unanimously approved and adopted an amendment and restatement of our company Bylaws.

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

The global market for Gaucher disease, that includes Sanofi’s Cerezyme®, Shire’s (acquired by Takeda Pharmaceutical Company Limited) Vpriv® and Sanofi’s Cerdelga®, among others, was $1.7 billion in 2024, is forecasted to be approximately $1.7 billion in 2025 and is forecasted to grow at a compound annual growth rate (CAGR) of approximately -0.46% from 2024-2030.

The current standard of care for Gaucher disease is ERT, which is a medical treatment where recombinant enzymes are injected into patients to replace the lacking or dysfunctional enzyme. In Gaucher disease, recombinant GCD is infused to replace the mutated or deficient natural GCD enzyme. Elelyso is the only alternative ERT treatment of Gaucher disease to Cerezyme and Vpriv.

Elfabrio for the Treatment of Fabry Disease

Elfabrio, our second commercial product, was approved by the EC for marketing in the EU and by the FDA for marketing in the United States in May 2023 for adult patients with Fabry disease. Both approvals cover the 1 mg/kg every two weeks dosage. According to the EMA, overall, the benefit/risk balance of Elfabrio is positive in the claimed indication (Fabry disease). Similarly, the FDA review team concluded that in the context of Fabry disease as a rare, serious disease with limited therapeutic options that may not be suitable to all individual patients, the benefit-risk of Elfabrio is favorable for the treatment of adults with confirmed Fabry disease. The FDA noted its determination that substantial evidence of effectiveness for Elfabrio in Fabry patients was established with one adequate and well-controlled study, our phase I\II clinical trial of Fabry disease, with confirmatory evidence provided by the BALANCE study. The FDA review team also concluded that the BALANCE study met its primary efficacy endpoint, which assessed the annualized rate of change in eGFR (estimated glomerular filtration rate) over 104 weeks. However, the FDA also determined that the results from the BALANCE study did not support a non-inferiority claim to the comparator product due to the lack of data to support the non-inferiority margin.

Since the approvals by the FDA and the EMA, Elfabrio has been approved for marketing in Great Britain, Switzerland, Peru, Israel, Russia and Singapore for long-term enzyme replacement therapy in adult patients with a confirmed diagnosis of Fabry disease.

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

The global market for Fabry disease, that includes agalsidase beta, Sanofi’s Fabrazyme®, agalsidase alfa, Shire’s Replagal® and Amicus Therapeutics’ Galafold®, among others, is forecasted to be approximately $2.3 billion in 2025 and is forecasted to grow at a CAGR of 6.6% from 2024-2030 reaching approximately $3.1 billion in annual sales in 2030.

Regulatory Background

On November 9, 2022, we, together with Chiesi, resubmitted to the FDA a BLA for PRX-102, the name we assigned to Elfabrio internally prior to its approvals, for the potential treatment of adult patients with Fabry disease. The initial BLA for PRX-102 was submitted to the FDA in May 2020. However, in April 2021, the FDA issued a CRL in response thereto. No concerns relating to the potential safety or efficacy of PRX-102 in the submitted data package were raised in the CRL. The FDA noted in the CRL that an inspection of our manufacturing facility in Carmiel, Israel, including the FDA’s subsequent assessment of any related FDA findings, was required before the FDA can approve a new drug. Due to travel restrictions during the COVID-19 pandemic, the FDA was unable to conduct the required pre-approval inspection during the review cycle. In addition to the foregoing, the FDA noted that agalsidase beta had recently been converted to full approval, a change in regulatory circumstances which had to be addressed in the resubmitted BLA for PRX-102.

The PRX-102 MAA was submitted to the EMA in February 2022 after a meeting we held, together with Chiesi, with the Rapporteur and Co-Rapporteur of the EMA regarding PRX-102. In February 2023, we, together with Chiesi, announced that the CHMP had adopted a positive opinion, recommending marketing authorization for PRX-102. As disclosed above, Elfabrio was subsequently approved by the EC for marketing in the EU and in the United States in May 2023 for adult patients with Fabry disease. Both approvals cover the 1 mg/kg every two weeks dosage. Elfabrio was approved by the FDA with a boxed warning for hypersensitivity reactions/anaphylaxis, consistent with ERT class labeling, and warnings/precautions providing guidance on the signs and symptoms of hypersensitivity and infusion-associated reactions seen in the clinical studies as well as treatments to manage such events should they occur. The warnings/precautions for membranoproliferative glomerulonephritis (MPGN) alert prescribers to the possibility of MPGN and provide guidance for appropriate patient management. Overall, the FDA review team concluded that in the context of Fabry disease as a rare, serious disease with limited therapeutic options that may not be suitable to all individual patients, the benefit-risk of Elfabrio is favorable for the treatment of adults with confirmed Fabry disease.

In December 2024, the EMA validated Chiesi’s Variation Submission for PRX-102. The Variation Submission seeks to add an additional dose and dosing regimen, 2 mg/kg body weight administered every four weeks in adult patients with Fabry disease, to the current Elfabrio label.

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

The phase III clinical program included three individual studies; the BALANCE study, the BRIDGE study and the BRIGHT study. In the phase III clinical program overall, two potential dosing regimens for PRX-102 were analyzed; 1 mg/kg every two weeks, with the potential for improved efficacy and safety offering a potential alternative to existing enzyme replacement therapies, and 2 mg/kg every four weeks. The phase III program was preceded by the phase I/II clinical trial, a dose range finding study in ERT-naïve adult patients with Fabry disease.

Phase III BALANCE Study

The BALANCE study (PB-102-F20, NCT02795676) was a pivotal 24-month, randomized, double blind, active control study of PRX-102 in adult Fabry patients with deteriorating renal function designed to evaluate the safety and efficacy of 1 mg/kg of PRX-102 administered every two weeks compared to agalsidase beta. The Clinical Study Report for the BALANCE study, completed in July 2022, demonstrated a favorable tolerability profile. A total of 78 patients who were previously treated with agalsidase beta for at least one year with an eGFR slope at screening worse than -2 mL/min/1.73 m2/year were enrolled in the study. Patients were randomized on a 2:1 ratio for switching to PRX-102 or continuing on agalsidase beta. A total of 77 patients were treated; 52 with PRX-102 and 25 with agalsidase beta. Approximately 40% of the enrolled patients were female.

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

At the same time, a potentially favorable safety profile was identified based on lower rates of IRR, lower ADA positivity, and less premedication use in the PRX-102 arm compared to agalsidase beta. Overall, a positive benefit-risk balance was confirmed.

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

Final results of the data generated in the BRIDGE study showed substantial improvement in renal function as measured by mean annualized eGFR slope in both male and female patients. Twenty of 22 patients completed the 12-month treatment duration. In the study, the mean annualized eGFR slope of the study participants improved from -5.90 mL/min/1.73m2/year while on agalsidase alfa to -1.19 mL/min/1.73m2/year on PRX-102 in all patients. Male patients improved from -6.36 mL/min/1.73m2/year to -1.73mL/min/1.73m2/year and female patients improved from -

5.03 mL/min/1.73m2/year to -0.21 mL/min/1.73m2/year. Following the switch to PRX-102, there was a decrease in patients with progressing or fast progressing kidney disease which is consistent with the therapeutic goals for Fabry disease, as identified by Christoph Wanner, et. al., in 2019, and most patients achieved a stable status post-switch.

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

Enrollment in the study included 30 adult patients (24 males and 6 females) with mean (SD) age of 40.5 (11.3) years, ranging from 19 to 58 years previously treated with a commercially available ERT (agalsidase beta or agalsidase alfa) for at least three years and on a stable dose administered every two weeks. To determine eligibility for participation in the study, candidates were screened to identify and select Fabry patients with clinically stable kidney disease. The most common Fabry disease symptoms at baseline were acroparesthesia, heat intolerance, angiokeratomas and hypohydrosis. Patients who matched the criteria were enrolled in the study and switched from their current treatment of IV infusions every two weeks to 2 mg/kg of PRX-102 every four weeks for 12 months. Patients participating in the study were evaluated, among other disease parameters, to determine if their kidney disease had not further deteriorated while being treated with the four-week dosing regimen as measured by eGFR and for lyso-Gb3 levels as a Fabry biomarker, as well as other parameters. In addition, participating patients were evaluated to assess the safety and tolerability of PRX-102.

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

Extension Studies

Two long-term open-label extension studies were available for patients who completed the BALANCE, BRIDGE and BRIGHT studies, and the extension of the phase I/II study. Overall, 126 patients who participated in our PRX-102 clinical program initially opted, with the advice of the treating physician, to enroll in one of the extension studies: 97 patients in the 1 mg/kg every two weeks extension study (PB-102-F60, NCT03566017) (10 patients who completed an extension study from the phase I/II study, 18 patients who completed the BRIDGE study; 69 patients who completed the BALANCE study), and 29 patients who completed the BRIGHT study in the 2 mg/kg every four weeks extension study (PB-102-F51, NCT03614234). Two of the patients in the 2 mg/kg every four weeks extension study were treated with 1 mg/kg every two weeks.

After the approval of Elfabrio in the US and the EU, sponsorship and administration of the extension studies was transferred to Chiesi. Over time, and as Elfabrio is approved for marketing in different jurisdictions, patients switch-out of the open-label extension studies. Most of them have transferred to a commercial setting; others withdraw for other reasons. Accordingly, the 1 mg/kg every two weeks dosage extension study is now closed as most patients have transferred to commercial or expanded access programs. In addition, most of the patients that enrolled in the 2 mg/kg every four weeks dosage extension study are now being treated with Elfabrio on a commercial basis.

Pediatric FLY Study

Chiesi is sponsoring, with our collaborative efforts, a clinical trial entitled “Multi-Centre, Open-label Trial to Assess the Safety, Pharmacodynamics, Efficacy and Pharmacokinetics of pegunigalsidase alfa in Patients From 2 Years to Less Than 18 Years of Age With Confirmed Fabry Disease” (NCT06328608). Recruitment has commenced. The design of the study is based on the Initial Pediatric Study Plan (iPSP) agreed to with the FDA and the paediatric investigation plan (PIP) for Elfabrio, which has been accepted, as amended, by the Paediatric Committee (PDCO) of the EMA.

Japanese RISE Study

Chiesi is currently enrolling patients in its clinical trial entitled “A Multicenter Open-Label Study to Evaluate the Safety, Pharmacokinetics, Pharmacodynamics, and Efficacy of Pegunigalsidase Alfa (PRX-102) in Japanese Patients With Fabry Disease,” or the RISE study (NCT05710692). The aim of the RISE study is to evaluate the safety and efficacy of pegunigalsidase alfa in Japanese patients (adults and adolescents) affected by Fabry disease. It is planned that a total of approximately 18-20 male and female Fabry disease patients between the ages of 13 and 60 years will be enrolled in the study which is being conducted in Japan. The study involves both the 1 mg/kg every two weeks and the 2 mg/kg every four weeks dosages.

Product Development Pipeline

Our corporate strategy includes development of treatments for rare and orphan diseases. To execute on the strategy, we are turning our focus to new, early-stage product candidates that treat indications for which there are high unmet needs in terms of efficacy and safety, including renal diseases. Treatments of interest will address both genetic and non-genetic diseases. We intend to use our ProCellEx platform and PEGylation capabilities, as well as other modalities such as small molecules and antibodies, to take advantage of highly innovative opportunities. Our current pipeline of product candidates includes PEGylated uricase for the treatment of uncontrolled gout, Long Acting (LA) DNase I for the treatment of NETs and other technologies and preclinical assets.

PEGylated Uricase (PRX-115)

PRX-115 is our recombinant PEGylated uricase (urate oxidase) – a chemically modified enzyme under development for the potential treatment of patients with uncontrolled gout. The uricase enzyme, which does not exist naturally in humans, converts urate to allantoin, which is easily eliminated through urine. This recombinant enzyme, expressed via our ProCellEx system, is designed to lower urate levels and improve clinical manifestation of the disease while having low immunogenicity and increased half-life of the drug in the blood. Pre-clinical data demonstrates long half-life, reduced immunogenic risk and high specific activity supports the potential of PRX-115 to be a safe and effective treatment for patients with gout. One-month multiple dosing toxicity studies in two animal species and a 6-month multiple dosing toxicity study in one animal species were conducted to support single- and multiple-dose studies in humans.

In March 2023, we initiated our phase I clinical trial of PRX-115 for the potential treatment of uncontrolled gout entitled “A Double-blind, Placebo-controlled, Single Ascending Dose Study to Evaluate the Safety, Tolerability, Pharmacokinetics, and Pharmacodynamics Properties of PRX-115 in Adult Volunteers With Elevated Uric Acid Levels” (NCT05745727), or the FIH study. The study was conducted at New Zealand Clinical Research (NZCR) under the New Zealand Medicines and Medical Devices Safety Authority (MedSafe) and the Health and Disability Ethics Committee (HDEC) guidelines. The study was initially designed to include seven sequential dosing cohorts, each composed of eight subjects (six active and two placebo), a 3:1 ratio. Subjects in each cohort, males and females aged 18 through 65, received a single dose of PRX-115 and were analyzed for safety, pharmacokinetics (PK) and pharmacodynamics (PD) (concentrations of plasma urate) for 85 days.

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

Overall, 64 randomized subjects were enrolled across the eight cohorts; 48 subjects were treated with PRX–115 and 16 subjects were treated with placebo.

Key results from the full FIH study are as follows:

●Exposure to PRX-115 increased in a dose-dependent manner. Detectable PRX-115 levels were observed in plasma for up to 12 weeks from subjects in cohorts 6, 7, and 8. See Figure 1.

Figure 1

●In all tested doses, a single dose of PRX-115 rapidly reduced plasma urate levels. The effect and duration of response were found to be dose dependent. Following a single dose, mean plasma urate levels remained below 6.0 mg/dL for up to 12 weeks at the highest doses. See Figure 2.

Figure 2

●All randomized participants completed the study. PRX-115 was found to be well-tolerated. See Figure 3.

Figure 3. Overall Summary of Adverse Events*

*Number of subjects reporting at least one adverse event.

Only 25% of the subjects treated with PRX-115 in the study (12/48) having reported study drug-related adverse events. The majority of such adverse events were mild to moderate and transient in nature. One subject experienced an anaphylactic reaction in cohort 2 immediately following the commencement of the infusion (6 minutes) and, accordingly, was exposed to approximately 5% of the applicable PRX-115 dose. The reaction resolved completely and the subject continued in the study for follow-up safety assessments. Premedication with anti-histamines and steroids were administered to all subjects following the anaphylaxis event. No other subjects experienced a similar reaction and no other serious adverse events were reported in the study. No related adverse events were reported for subjects treated in cohorts 6 and 7, and only for one patient per cohort in cohorts 4, 5 and 8.

These results suggest that PRX-115 has the potential to be a promising treatment option for patients with gout. The results demonstrate that PRX-115 may offer an effective urate-lowering treatment with an added benefit of a potentially wide dosing interval, which may enhance patient compliance and treatment flexibility. Further studies are needed to confirm the long-term safety and efficacy of PRX-115 in the gout patient population.

We have initiated preparations for a phase II clinical trial of PRX-115, and we expect to commence the study in the second half of 2025.

Gout is the most common inflammatory arthritis, affecting a projected 14.9 million adults in the United States alone. Based on market research we have commissioned, we estimate that approximately 25% of the gout population in the US and Western Europe do not have their gout controlled. Some of those patients cannot be treated with existing therapies; others stop treatment with existing therapies due to adverse events. In addition, such research shows that there are gout patients treated with existing therapies that continue to suffer from tophi despite having reached urate target levels. The risk of gout increases with age, and is more common in males. Gout results from sustained elevation of serum urate levels (hyperuricaemia). Urate levels may increase due to diet, genetic predisposition and environmental factors leading to the deposition of monosodium urate crystals and\or tophi in joints, tendons and other tissues, which triggers recurrent episodes of pronounced acute inflammation, known as gout flares. Gout leads to substantial morbidity, severe pain, reduced quality of life, decreased physical function, increased healthcare costs, and lost economic productivity. Furthermore, gout is strongly associated with a number of comorbidities, including hypertension, cardiovascular disease, renal impairment, diabetes, obesity, hyperlipidaemia and frequently occurs in a combination known as the metabolic syndrome.

Uncontrolled gout is when serum urate (sUA) levels are above the maximum medically appropriate level (6.8 mg/dL), as well as tophi formation and/or flares that cannot be treated with available urate lowering therapies. Currently available ULTs can be effective in treating gout. However, factors such as low adherence, under dosing, disease progression that cause high patient burden or patients that are not suitable for available therapy, require new, effective and safe therapies to treat these underserved uncontrolled gout patients.

To date, two variants of recombinant uricases are approved for marketing: (i) Krystexxa® (pegloticase) for treatment of chronic gout refractory to conventional therapy (gout patients who have contraindication/failure of other lowering urate treatments) and (ii) Elitek®, indicated for the treatment of tumor lysis syndrome but not gout. Both have a black box warning for anaphylaxis and other major side-effects. The FDA label of Krystexxa was amended in 2022 to include co-treatment of methotrexate to prolong efficacy and increases tolerability in patients with refractory gout. Krystexxa is no longer marketed in the European Union. The EC withdrew the marketing authorization for Krystexxa in 2016 at the request of the marketing authorization holder which notified the EC of its decision not to market the product in the European Union for commercial reasons. We believe that new effective, safe therapies are needed to treat severe gout, chronic refractory and uncontrolled gout, regardless of treatment history.

PRX-119

PRX-119 is our plant cell-expressed PEGylated recombinant human DNase I product candidate which we are designing to have an elongated half-life in the circulation for the potential treatment of NETs-related diseases. NETs, or Neutrophil extracellular traps, are web-like structures released by activated neutrophils that trap and kill a variety of microorganisms. NETs are composed of DNA, histones, antimicrobial and pro-inflammatory proteins. Excessive formation or ineffective clearance of NETs can cause different pathological effects. NETs formation has been observed in various autoimmune, inflammatory and fibrotic conditions, diverse forms of thrombosis, cancer and metastasis. According to scientific literature, animal studies have demonstrated that DNase treatment reduce NETs toxicity. Our proprietary modified DNase I, which we have designed for long and customized systemic circulation in the bloodstream, may potentially enable effective treatment for these conditions.

The administration of PRX-119 resulted in a decrease in circulating of DNA levels and significantly enhanced the survival of mice in both a CLP-induced sepsis model and an ARDS model.

Intellectual Property

We have a robust patent portfolio, which is a key element of our overall strategy. We work to continually enhance, strengthen, and protect our intellectual property and now hold a broad portfolio of approximately 75 patents globally, including in Europe, the United States, Israel and additional countries worldwide. Our patents are designed to protect our proprietary technology, proprietary products and product candidates, and their methods of use. Additionally, we have approximately 50 pending patent applications.

During the year ended December 31, 2024, we received the following:

●	New patents in each of USA, Australia, Chile and Mexico for the patent family named “Therapeutic Regimen For the Treatment of Fabry Using Stabilized Alpha-galactosidase, adding to the single previously granted patent in such family.
●	A new patent in Japan for the patent family named “Removal of Constructs from Transformed Cells.”

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

As of December 31, 2024, our patent portfolio consisted of several patent families (consisting of patents and/or patent applications) covering our technology, protein expression methodologies and system and product candidates, as follows:

Patent Name/Int. App. No.	Global Pending Jurisdictions	Granted Jurisdictions	Nominal Expiry
Production of High Mannose Proteins in Plant Culture/PCT/ Il2004 000181	N/A	Russian Federation, Australia, USA	2025(1) (3)
Plant Cell/Tissue Culturing Device, System and Method/PCT/Il2005/000228	N/A	Israel	2025
Large Scale Disposable Bioreactor/PCT/Il2008/000614	N/A	Australia, Canada, China, Europe, Hong Kong, India, Israel, Republic of Korea, Russian Federation, Singapore, South Africa, USA, Brazil	2028(2)
Stabilized Alpha-galactosidase and uses thereof/PCT/Il2011/ 000209	Brazil	Canada, South Africa, Russian Federation, Singapore, Israel, India, New Zealand, Republic of Korea, Australia, China, Japan, USA, Europe, Hong Kong, India, Brazil	2031(3)
Nucleic Acid Construct for Expression of Alpha-galactosidase in Plants and Plant Cells/PCT/ Il2011/000719	N/A	India, China, Republic of Korea, Japan, Israel, Europe, Hong Kong, USA, Brazil	2031(2)
Therapeutic Regimen For The Treatment of Fabry Using Stabilized Alpha-galactosidase/ PCT/Il2018/050018	Europe, Brazil, Japan, Canada, Israel, Republic of Korea, China, Hong Kong	South Africa, New Zealand, Russian Federation, USA, Chile, Mexico, Australia	2038

Dry Powder Formulations of DNase 1/PCT/Il2013/050094	N/A	Israel, USA	2033
DNase I Polypeptides, Polynucleotides Encoding Same, Methods of Producing DNase I and uses thereof in Therapy/PCT/ Il2013/050097	N/A	Europe, Israel, Brazil	2033
Inhalable Liquid Formulations of DNase I/PCT/Il2013/050096	N/A	Israel, USA	2033
Modified DNase and uses thereof/ PCT/Il2016/050003	Europe, Canada, China, Hong Kong	USA, Australia, Mexico, Israel, New Zealand, South Africa	2036
Removal of Constructs from Transformed Cells/PCT/IL2019/ 051266	USA, Israel, New Zealand, Australia	Japan,	2040
Long-Acting DNase/PCT/IL2021/051207	Canada, Israel, USA, Japan, Europe, Hong Kong, Republic of Korea, China	N/A	2041
Dicer-Like Knock-Out Plant Cells/ PCT/IL2021/051194	Israel, USA, Japan, Europe, Hong Kong, Republic of Korea, China	N/A	2041
Modified Uricase and Uses Thereof/PCT/IL2021/051305	Japan, Canada, Brazil, USA, Israel, Mexico, Europe, Republic of Korea, China	N/A	2041
Methods of treating diseases associated with elevated uric acid	USA	N/A	N/A
(1)	Patent granted in Australia expires in 2029.
(2)	Patent granted in the United States expires in 2032.
(3)	PTE/SPC applications were submitted for some of the patents.

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

With respect to uncontrolled gout, we face competition from Horizon Therapeutics Public Limited Company (Krsytexxa), which is indicated for treatment of chronic gout in adult patients refractory to conventional therapy. In addition, we are aware of other clinical stage, early clinical stage and experimental refractory or chronic gout treatments. For example, we are aware of a product candidate for chronic refractory gout that recently completed a phase III clinical trial and has met the primary endpoints of the trial, and of another product candidate that is the subject of a phase II clinical trial for hyperuricemia in gout patients with advanced CKD.

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

On August 29, 2022, we entered into the F/F Agreement and the Letter Agreement. Under the F/F Agreement, we agreed to supply Chiesi with drug substance for PRX-102 and, following relevant technology and technical information transfer activities, Chiesi has agreed, among other things, to provide us with commercial fill/finish services for PRX-102, including to support the anticipated global launch of PRX-102. The Letter Agreement changed the obligations of both us and Chiesi under the Chiesi Agreements with respect to, among other things, the evaluation, selection and establishment of an initial alternate source of commercial fill/finish services for PRX-102. In addition, the Letter Agreement amended certain provisions of the Chiesi Agreements to reflect the appointment of Chiesi as a supplier to our company of commercial fill/finish services and the potential establishment of an initial alternate source of commercial fill/finish services. Subsequently, in November 2024, we amended the agreement to provide that a different Chiesi facility may act as a secondary supplier of such services and that the F/F Agreement shall have an initial term of 10 years, unless terminated earlier in accordance with the terms of the F/F Agreement. Prior to expiration of the initial term, the term may be extended by mutual agreement for an additional period of seven years upon mutual written agreement.

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

Since 2017, our manufacturing facility has been approved by the FDA as a multi-product facility. Our facility’s current capacity can serve all of our current and expected commercial and clinical needs.

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

Government Regulations

U.S. Drug Development Process

The FDA regulates drugs under the U.S. Federal Food, Drug, and Cosmetic Act, or the FFDCA, and the implementing regulations thereto. Drugs are also subject to other federal, state and local statutes and regulations. Biologics are subject to regulation by the FDA under the FFDCA, the Public Health Service Act, and related regulations and other federal, state and local laws and regulations. Biological products include a wide variety of products including vaccines, blood and blood components, gene therapies, tissue and proteins. Unlike most prescription products made through chemical processes, biological products generally are made from human and/or animal materials. To be lawfully marketed in interstate commerce, a biologic product must be the subject of a BLA issued by the FDA on the basis of a demonstration that the product is safe, pure and potent, and that the facility in which the product is manufactured meets standards to assure that the product continues to be safe, pure and potent. The FDA has developed, and is continuously updating, the requirements with respect to cell and gene therapy products and has issued documents concerning the regulation of cellular and tissue-based products. Manufacturers of cell and tissue-based products must comply with the FDA’s current good tissue practices, or cGTP, which are FDA regulations that govern the methods used in, and the facilities and controls used for, the manufacture of such products. The primary intent of the cGTP requirements is to ensure that cell and tissue-based products are manufactured in a manner designed to prevent the introduction, transmission and spread of communicable disease.

The process of obtaining regulatory approvals and ensuring compliance with appropriate federal, state and local statutes and regulations in the United States, and foreign statutes and regulations, requires the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process, or after approval, may subject an applicant to administrative or judicial sanctions. These sanctions could include the FDA’s refusal to approve pending applications, withdrawal of an approval, a clinical hold, warning letters, product recalls, product seizures, product detention, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement or civil or criminal penalties. The process required by the FDA before a biological product or drug may be marketed in the United States generally involves the following:

●	Completion of preclinical laboratory tests, animal studies and formulation studies , with certain studies conducted in accordance with Good Laboratory Practice regulations, or GLPs, and other applicable regulations;
●	Submission to the FDA of an investigational new drug application, or IND, which must become effective before human clinical trials may begin;
●	Approval by an independent institutional review board, or IRB, or ethics committee at each clinical site before each trial may be initiated;
●	Performance of adequate and well-controlled clinical trials according to Good Clinical Practices, or GCPs, to establish the safety and efficacy of a proposed drug candidate, and the safety, purity and potency of a proposed biological product candidate, for its intended use;
●	Submission to the FDA of a BLA for a new biological product or a new drug application, or NDA, for a new drug;
●	Satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the drug is produced to assess compliance with cGMP to assure that the facilities, methods and controls are adequate to preserve the drug’s or biologic’s identity, strength, quality and purity;
●	satisfactory completion of potential inspection of selected clinical investigation sites to assess compliance with GCPs; and
●	FDA review and approval of the BLA or NDA.

Once a product candidate is identified for development, it enters the preclinical testing stage. Preclinical tests include laboratory evaluations of product chemistry, toxicity and formulation, as well as animal studies. An IND sponsor must submit, among other things, the results of the preclinical tests, together with manufacturing information and analytical data, to the FDA as part of an IND. An IND is a request for authorization from the FDA to administer an investigational product to humans. An IND will also include a protocol detailing, among other things, the objectives of the clinical trial, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated, if the trial includes an efficacy evaluation. Some preclinical testing may continue even after the IND is submitted. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, places the IND on a clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. Clinical holds also may be imposed by the FDA at any time before or during clinical trials due to safety concerns or non-compliance with FDA requirements, in which case clinical trials may not begin or continue until the FDA notifies the sponsor that the hold has been lifted. FDA may also place a trial on a partial clinical hold. A partial clinical hold is a delay or suspension of only part of the clinical work requested or ongoing under the IND. No more than 30 days after imposition of a clinical hold or partial clinical hold, the FDA will provide the sponsor a written explanation of the basis for the hold. Following issuance of a clinical hold or partial clinical hold, an investigation (or full investigation in the case of a partial clinical hold) may only begin or resume after the FDA has notified the sponsor that the investigation may proceed.

All clinical trials must be conducted under the supervision of one or more qualified investigators in accordance with GCP regulations. These regulations include the requirement that all subjects participating in the clinical trial provide their informed consent regarding the trial. Further, an IRB must review and approve the plan for any clinical trial before it commences at any institution. An IRB considers, among other things, whether the risks to individuals participating in the trials are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the information regarding the clinical trial and the consent form that must be provided to each clinical trial subject, or his or her legal representative, and must monitor the clinical trial until completed. Once an IND is in effect, each new clinical protocol and any amendments to the protocol must be submitted to the FDA for review, and to the IRBs for approval.

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

If a product receives regulatory approval, the approval may be significantly limited to specific diseases and dosages or the indications for use may otherwise be limited, which could restrict the commercial value of the product. Further, the FDA may require that certain contraindications, warnings or precautions be included in the product labeling. In addition, the FDA may require Phase IV testing which involves clinical trials designed to further assess a drug’s or biologic’s safety and effectiveness after BLA or NDA approval and may require testing and surveillance programs to monitor the safety of approved products that have been commercialized. The FDA impose other conditions, including distribution restrictions or other risk management mechanisms, including a risk evaluation and mitigation strategy, or REMS, which can materially affect the potential market and profitability of the product.

In addition, the Pediatric Research Equity Act, or the PREA, requires a sponsor to conduct pediatric clinical trials for most biologics and drugs, for a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration. Under the PREA, original NDAs and BLAs and certain supplements must contain a pediatric assessment unless the sponsor has received a deferral or waiver. The required assessment must evaluate the safety and effectiveness, or safety, purity, and potency, of the product for the claimed indications in all relevant pediatric subpopulations and support dosing and administration for each pediatric subpopulation for which the product is deemed safe and effective, or safe, pure and potent. The sponsor may request or the FDA may grant a deferral of pediatric clinical trials for some or all of the pediatric subpopulations. A deferral may be granted for several reasons, including a finding that the drug or biologic is ready for approval for use in adults before pediatric clinical trials are complete or that additional data need to be collected before the pediatric clinical trials begin.

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

Fast Track Designation; Breakthrough Therapy Designation

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

A product candidate intended to treat a serious or life-threatening disease or condition may also be eligible for breakthrough therapy designation to expedite its development and review. A product candidate can receive breakthrough therapy designation if preliminary clinical evidence indicates that the product candidate, alone or in combination with one or more other drugs or biologics, may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The designation includes all of the fast track program features, as well as more intensive FDA interaction and guidance beginning as early as phase I and an organizational commitment to expedite the development and review of the product candidate, including involvement of senior managers.

Accelerated Approval; Breakthrough Therapy Designation

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

The Accelerated Approval pathway is most often used in settings in which the course of a disease is long and an extended period of time is required to measure the intended clinical benefit of a drug, even if the effect on the surrogate or intermediate clinical endpoint occurs rapidly. Under subpart H of the Accelerated Approval pathway, the FDA may grant marketing approval for a new drug product on the basis of adequate and well-controlled clinical trials establishing that the drug product has an effect on a surrogate endpoint that is reasonably likely, based on epidemiologic, therapeutic, pathophysiologic, or other evidence, to predict clinical benefit or on the basis of an effect on a clinical endpoint other than survival or irreversible morbidity. The Accelerated Approval pathway is usually contingent on a sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory studies to verify and describe the drug’s clinical benefit. As a result, a drug candidate approved on this basis is subject to rigorous post-marketing compliance requirements, including the completion of phase IV or post-approval clinical trials to confirm the effect on the clinical endpoint. Failure to conduct required post-approval studies, or confirm a clinical benefit during post-

marketing studies, would allow the FDA to withdraw the drug from the market on an expedited basis. All promotional materials for drug candidates approved under accelerated regulations are subject to prior review by the FDA, which could adversely impact the timing of the commercial launch of the product.

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

The FDA may withdraw a product approval if compliance with regulatory standards is not maintained or if problems occur after the product reaches the market. Discovery of previously unknown problems with a product subsequent to its approval, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in restrictions on the product or even complete withdrawal of the product from the market. Further, the failure to maintain compliance with regulatory requirements may result in administrative or judicial actions, such as fines, warning letters, holds on clinical trials, product recalls or seizures, product detention or refusal to permit the import or export of products, refusal to approve pending applications or supplements, restrictions on marketing or manufacturing, injunctions or civil or criminal penalties.

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

The benefits available to an Approved Enterprise are conditioned upon terms stipulated in the Investment Law and its regulations and the criteria set forth in the applicable certificate of approval. If Protalix Ltd. does not fulfill these conditions in whole or in part, the benefits can be canceled and Protalix Ltd. may be required to refund the benefits received, linked to the Israeli consumer price index with interest. In addition, if we increase our activities outside of Israel, for example, by future acquisitions, such increased activities generally may not be eligible for inclusion in Israeli tax benefit programs. We believe that Protalix Ltd. currently operates in compliance with all applicable conditions and criteria.

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

Encouragement of Industrial Research, Development and Technology Innovation Law, 1984

To date, Protalix Ltd. has received grants from the Office of the Chief Scientist of the Israeli Department of Labor, or the OCS, under the Israeli Law for the Encouragement of Industrial Research, Development and Technology Innovation, 1984, and related regulations, or the Research Law. On January 1, 2016, the Israeli government established the National Authority for Technological Innovation, or NATI, which replaced many of the functions of the OCS. For purposes of clarity, references to NATI will include the OCS. NATI grants may be made available, from time to time, to finance a portion of Protalix Ltd.’s research and development expenditures in Israel. As of December 31, 2024, NATI approved grants in respect of Protalix Ltd.’s continuing operations totaling approximately $53.2 million (before interest, as described below), measured from inception. Protalix Ltd. is required to repay up to 100% of grants actually received (plus interest at the LIBOR rate applied to the grants received on or after January 1, 1999) to NATI through payments of royalties at a rate of 3% to 6% of the revenues generated from NATI-funded project, depending on the period in which revenues were generated. As of December 31, 2024, Protalix Ltd. either paid or accrued royalties payable of $19.3 million, and Protalix Ltd.’s contingent liability to NATI with respect to grants received was approximately $33.9 million.

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

Employees

As of December 31, 2024, we had 213 employees of whom 207 are full time employees and 19 have a Ph.D. in their respective scientific fields. We believe that our relations with our employees are good. We believe that our success will greatly depend on our ability to identify, attract and retain capable employees. The Israeli Ministry of Labor and Welfare is authorized to make certain industry-wide collective bargaining agreements, or Expansion Orders, that apply to types of industries or employees including ours. These agreements affect matters such as cost of living adjustments to salaries, length of working hours and week, recuperation, travel expenses, and pension rights. Otherwise, our employees are not represented by a labor union or represented under a collective bargaining agreement. See “Risk Factors—We depend upon key employees and consultants in a competitive market for skilled personnel. If we are unable to attract and retain key personnel, it could adversely affect our ability to develop and market our products.”

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
●Preclinical and clinical trials are very expensive, time-consuming and difficult to design and implement and may result in unforeseen costs.
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
●Obtaining and maintaining regulatory approval of our product candidates in one jurisdiction does not mean that we will be successful in obtaining regulatory approval of our product candidates in other jurisdictions.
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
●Delaware law and our organizational documents contain certain anti-takeover provisions.
●Our Amended and Restated Bylaws provide for limits on our stockholders’ ability to obtain a favorable judicial forum.

***

Risks Related to the Commercialization and Continued Approval of our Products

We currently depend heavily on the generation of revenues from the sales of Elfabrio and Elelyso. Any failure to successfully commercialize Elfabrio will have a material adverse effect on our business, results of operations and financial condition.

We have invested a significant portion of our efforts and financial resources in the development of Elfabrio, and in the past, on the development of Elelyso. Our ability to generate significant product revenues in the future from sales of Elfabrio depends on Chiesi’s successful commercialization of Elfabrio, which we do not control and may not be able to effectively influence, and on the actions and decisions of foreign regulatory authorities. Chiesi may experience delays in, or be unable to achieve, the commercial introduction of Elfabrio globally. Similarly, we generate revenues from sales of Elelyso which are depend on Pfizer’s efforts (except in Brazil), which we do not control. Sales of BioManguinhos alfataliglicerase in Brazil are controlled by Fiocruz. The successful worldwide commercialization of Elfabrio and Elelyso depends on several factors, including the following:

●Chiesi’s efforts under the Chiesi Agreements and the effectiveness of Chiesi’s commercial strategy and its execution of that strategy, including its pricing strategy, its development and maintenance of successful sales and marketing organizations and the effectiveness of its efforts to obtain adequate third-party reimbursements and, to a lesser extent, Pfizer’s and Fiocruz’s efforts;
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

Physicians and patients, and other healthcare providers, may not accept and use Elfabrio, Elelyso or any other products we may develop in the future. Future acceptance and use of any of our products will depend upon a number of factors including:

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

We have agreed to sell drug substance to Pfizer and Chiesi for the production of Elelyso and Elfabrio, respectively. With respect to Elelyso, our drug substance supply commitment is for a 15-year period after the execution of the Amended Pfizer Agreement, subject to certain terms and conditions. As part of that obligation, we agreed to substantial financial penalties if we fail to comply with the supply commitments, or are delayed in doing so. The amounts of the penalties depend on when any such failure occurs and for how long it persists, if at all, and other considerations. Any failure to comply with the supply commitments to Pfizer and/or Chiesi may have a material adverse effect on our business, results of operations and financial condition.

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

We are highly dependent upon the principal members of our management team, especially our President and Chief Executive Officer, Dror Bashan, as well as the Chairman of our Board of Directors, Eliot R. Forster, Ph.D., our other directors, consultants and collaborating scientists. Many of these people have been involved with us for many years and have played integral roles in our progress, and we believe that they will continue to provide value to us. A loss of any of these personnel may have a material adverse effect on aspects of our business, clinical development and regulatory programs. We have employment agreements with Mr. Bashan and our other executive officers that may be terminated by us or the applicable officer at any time with varying notice periods of 30 to 180 days. The loss of any of these persons’ services may adversely affect our ability to develop and market our products and obtain necessary regulatory approvals. Further, we do not maintain key-man life insurance.

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

Effective internal control over financial reporting is necessary for us to provide reliable financial reports. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. While our assessment of our internal control over financial reporting resulted in our conclusion that as of December 31, 2024, our internal control over financial reporting was effective, we cannot predict the outcome of our testing or any subsequent testing by our auditor in future periods. Any testing by us conducted in connection with Section 404 of the Sarbanes-Oxley Act, or Section 404, or any subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement. Inferior internal controls could also cause investors to lose confidence in our reported financial information and affect our reputation, which could have an adverse effect on the trading price of our common stock.

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

Our NOL carryforwards as of December 31, 2024, are equal to approximately $227.2 million, of which approximately $22.2 million may be restricted under Section 382 of the Internal Revenue Code, or the IRC. IRC Section 382 applies whenever a corporation with NOLs experiences an ownership change. As a result of IRC Section 382, the taxable income for any post-change year that may be offset by a pre-change NOL may not exceed the fair market value of the pre-change entity multiplied by the IRC long-term tax exempt rate. Significant judgment is required in determining any valuation allowance recorded against deferred tax assets. In assessing the need for a valuation allowance, we considered all available evidence, including past operating results, the most recent projections for taxable income and prudent and feasible tax planning strategies. We reassess our valuation allowance periodically and if future evidence allows for a partial or full release of the valuation allowance, a tax benefit will be recorded accordingly. Any ownership change (including as a result of conversion of our outstanding convertible notes into shares of our common stock), or any other limitation on our utilization of NOLs, could have a material adverse effect on our business, results of operations and financial condition.

Our corporate structure may create U.S. federal income tax inefficiencies.

Protalix Ltd. is our wholly-owned subsidiary and thus a controlled foreign corporation of our company for U.S. federal income tax purposes. This organizational structure may create inefficiencies, as certain types of income and investments of Protalix Ltd. that otherwise would not be currently taxable under general U.S. federal income tax principles may become taxable. These inefficiencies may require us to use more of our NOLs than we otherwise might and may result in a tax liability without a corresponding distribution from our subsidiaries which could have a material adverse effect on our business, results of operations and financial condition.

In addition, on December 22, 2017, the U.S. Tax Cuts and Jobs Act, or the TCJA, that significantly reforms the IRC was enacted. The TCJA, among other things, includes changes to U.S. federal tax rates, imposes significant additional limitations on the deductibility of certain expenses and adds certain limitations to the use of net operating loss carryforwards arising after December 31, 2017. Effective in 2022, the TCJA requires all U.S. companies to capitalize and subsequently amortize R&D expenses that fall within the scope of Section 174 over five years for research activities conducted in the United States and over 15 years for research activities conducted outside of the United States rather than deducting such costs in the year incurred for tax purposes. As a result of the TCJA, we expect to incur an increase in our tax expenses and a decrease in our cash flows provided by operations.

We are a holding company with no operations of our own.

We are a holding company with no operations of our own. Accordingly, our ability to conduct our operations, service any current or future debt and pay dividends, if any, is dependent upon the earnings from the business conducted by Protalix Ltd. The distribution of those earnings or advances or other distributions of funds by our subsidiaries to us, as well as our receipt of such funds, are contingent upon the earnings of Protalix Ltd. and are subject to various business considerations and U.S. and Israeli laws. If Protalix Ltd. is unable to make sufficient distributions or advances to us, or if there are limitations on our ability to receive such distributions or advances, we may not have the cash resources necessary to conduct our corporate operations or service our debt which would have a material adverse effect on our business, results of operations and financial condition.

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

To commercialize our drug candidates worldwide, we need FDA approval, EMA approval and approvals from other countries’ regulators to commercialize our drug candidates elsewhere, as applicable. Approvals of BLAs, NDAs, MAAs and comparable marketing authorization applications worldwide requires that we demonstrate that the subject drug candidate is safe and effective for its intended use which requires significant research, animal or preclinical trials and human or clinical tests trials. Satisfaction of the regulatory requirements of the FDA, EMA and other countries’ regulatory authorities typically takes many years, depends upon the type, complexity and novelty of the drug candidate and requires substantial resources for research, development and testing. The results of preclinical and clinical trials of our product candidates may fail to demonstrate that the candidates are safe and effective for their intended uses.

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

Preclinical and clinical trials are very expensive, time-consuming and difficult to design and implement and may result in unforeseen costs, which may have a material adverse effect on our business, results of operations and financial condition.

Preclinical and clinical trials are very expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. Preliminary and initial results from a clinical trial do not necessarily predict final results, and failure can occur at any stage of the trial. We may encounter problems that could cause us to abandon or repeat preclinical studies or clinical trials. The clinical trial process is also time-consuming. Failure or delay in the commencement or completion of our clinical trials may be caused by several factors, including:

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

PRX-115 and PRX-119 are still in clinical development and their risk of failure is high. Failure or delay can occur at any time during the preclinical or clinical trial process. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will generate the same results or otherwise provide adequate data to demonstrate the safety and effectiveness of a product candidate. Preclinical tests and phase I and phase II clinical trials are primarily designed to test safety, to study pharmacokinetics and pharmacodynamics and to understand the side effects of product candidates at various doses and regimens. Success in preclinical studies and early clinical trials does not ensure that later large-scale efficacy trials will be successful nor does it predict final results. Our product candidates may fail to show the required safety and effectiveness through clinical trials despite positive results in preclinical studies or having successfully advanced through initial clinical trials.

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

Obtaining and maintaining regulatory approval of our product candidates in one jurisdiction does not mean that we will be successful in obtaining regulatory approval of our product candidates in other jurisdictions.

Obtaining and maintaining regulatory approval of our product candidates in one jurisdiction does not guarantee that we will be able to obtain or maintain regulatory approval in any other jurisdiction, while a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory approval process in others. For example, even if the FDA grants marketing approval of a product candidate, comparable regulatory authorities in foreign jurisdictions must also approve the regulatory submission, preclinical studies, clinical trials, manufacturing, marketing and promotion of the product candidate in those countries. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and greater than, those in the United States, including additional preclinical studies or clinical trials as clinical trials conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. In many jurisdictions outside the United States, a product candidate must be approved for reimbursement before it can be approved for sale in that jurisdiction. In some cases, the price that we intend to charge for our drugs is also subject to approval.

Obtaining foreign regulatory approvals and compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of our drugs in certain countries. If we fail to comply with the regulatory requirements in international markets and/or receive applicable marketing approvals, our target market will be reduced and our ability to realize the full market potential of our product candidates will be harmed, which may have a material adverse effect on our prospects, business, results of operations and financial condition.

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

For the years ended December 31, 2023 and 2024, we had net incomes of $8.3 million and $2.9 million, respectively. However, prior to such periods, as we were focused on the development of Elelyso and then Elfabrio, we generally have completed our fiscal years with a net loss. For example, we had a net loss of $14.9 million for the year ended December 31, 2022. Our net losses were primarily the result of expenses incurred through a combination of research and development activities and expenses supporting those activities, which includes share-based compensation expense. We may incur losses in future fiscal years as we continue to execute on our strategic goals as drug development and commercialization is very capital intensive. We expect to continue to incur significant operating expenditures, and we anticipate that our expenses will increase in the foreseeable future as we seek to in-license additional technologies, continue to undertake preclinical development and clinical trials for our current and new drug candidates and seek regulatory approvals for our drug candidates. In addition, changes may occur that could consume our existing capital at a faster rate than projected, including, among others, the cost and timing of regulatory approvals, changes in the progress of our research and development efforts and the costs of protecting our intellectual property rights.

Currently, our sources of potential revenues are royalties and commercial milestone payments generated from Pfizer, Fiocruz and Chiesi. We have also generated revenues from research and development services and milestone and other payments we received in connection with our agreements with our commercialization partners, and generated capital from equity and debt offerings and other sources. The revenues we generate from royalties and commercial milestone payments and other sources may not be sufficient to fund our planned operations and capital expenditures. Accordingly, we may need to finance our future cash needs through corporate collaboration, licensing or similar arrangements, public or private equity offerings or debt financings. If we are unable to secure additional financing in the future on acceptable terms, or at all, we may be unable to expand our portfolio of product candidates, commence or complete planned preclinical and clinical trials or obtain approval of our drug candidates from the FDA and other regulatory authorities. In addition, we may be forced to reduce or discontinue product development or product licensing, reduce or forego sales and marketing efforts and other commercialization activities or forego attractive business opportunities in order to improve our liquidity and to enable us to continue operations which would have a material adverse effect on our business and results of operations. Furthermore, any additional source of financing will likely involve the issuance of our equity securities, which will have a dilutive effect on our stockholders.

Risks Related to Intellectual Property Matters

If we fail to adequately protect or enforce our intellectual property rights or secure rights to third party patents, the value of our intellectual property rights would diminish and our business, competitive position and results of operations would suffer.

As of December 31, 2024, we had approximately 50 pending patent applications. However, the filing of a patent application does not mean that we will be issued a patent, or that any patent eventually issued will be as broad as requested in the patent application or sufficient to protect our technology. Any modification required to a current patent application may delay the approval of such patent application which may have a material adverse effect on our business, results of operations and financial condition. In addition, there are a number of factors that could cause our patents, if granted, to become invalid or unenforceable or that could cause our patent applications to not be granted, including known or unknown prior art, deficiencies in the patent application or the lack of originality of the technology. Our competitive position and future revenues will depend in part on our ability and the ability of our licensors and collaborators to obtain and maintain patent protection for our products, methods, processes and other technologies, to preserve our trade secrets, to prevent third parties from infringing on our proprietary rights and to operate without infringing the proprietary rights of third parties. We have filed U.S. and international patent applications for process patents, as well as composition of matter patents, for Elfabrio, Elelyso and our product candidates. However, we cannot predict:

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

As of December 31, 2024, we held, or had license rights to, approximately 75 patents. If patent rights covering our products or technologies are not sufficiently broad, they may not provide us with sufficient proprietary protection or competitive advantages against competitors with similar products and technologies. Furthermore, if the USPTO or foreign patent offices issue patents to us or our licensors, others may challenge the patents or circumvent the patents, or the patent office or the courts may invalidate the patents. Thus, any patents we own or license from or to third parties may not provide any protection against our competitors and those who infringe upon our patents.

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

Our executive office and operations are located in the State of Israel. Accordingly, economic, geopolitical and military conditions in Israel and the surrounding region could directly affect our business. Any armed conflicts, political instability, terrorism, cyberattacks or any other hostilities involving Israel or the interruption or curtailment of trade between Israel and its present trading partners could adversely affect our operations. Since the establishment of Israel in 1948, a number of armed conflicts have occurred between Israel and its Arab neighbors, Hamas and Hezbollah. In October 2023, terrorists from the Hamas organization infiltrated Israel’s southern border from the Gaza Strip and in other areas within the State of Israel attacking a number of civilian and military targets while simultaneously launching extensive rocket attacks on the Israeli population and industrial centers. At the same time, clashes between Israel and Hezbollah in Lebanon increased. In response, Israel’s security cabinet declared war against the Hamas and a military campaign against these terrorist organizations commenced in parallel to their continued rocket and terror attacks. Moreover, the attacks by Hamas and Hezbollah, and Israel’s defensive measures, may result in a greater regional conflict. Since the outbreak of the war, other regional actors, including Iran, have taken military action against Israel. During January 2025, a ceasefire with Hamas was declared. As of the date of this Annual Report on Form 10-K, the war is ongoing and continues to evolve. The attacks by Hamas and Hezbollah, and Israel’s defensive measures, as well as actions that could be taken in the future by NATO, the United States, the United Kingdom the European Union or Israel’s neighboring states and other countries have created global security concerns that may result in a greater or lasting regional conflict. It is currently not possible to predict the duration or severity of the ongoing conflict or its effects on our business, operations and financial conditions.

Our facilities are in range of certain of the rockets that are being fired from Lebanon and elsewhere. We suffered minimal damages during a rocket attack in 2006. As of the issuance of this Annual Report on Form 10-K, the impact of the war has not had an adverse effect on our operations. To mitigate the risk of loss due to the military operations, we have elected to store manufactured drug substance in multiple locations, both within and outside of Israel. Our insurance policies do not cover damages incurred in connection with these conflicts or for any resulting disruption in our operations. The Israeli government, as a matter of law, provides coverage for the reinstatement value of direct damages that are caused by terrorist attacks or acts of war; however, the government may cease providing such coverage or the coverage might not be enough to cover potential damages. Any damage to our facilities as a result of war or other hostile action may have a material adverse effect on our business, results of operations and financial condition.

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

Parties with whom we do business may sometimes decline to travel to Israel during periods of heightened unrest or tension, forcing us to make alternative arrangements when necessary to meet our business partners face to face. Further, shifting economic and political conditions in the United States and in other countries may result in changes in how the United States and other countries conduct business and other relations with Israel, which may have an adverse impact on our Israeli operations and a material adverse impact on our business. In addition, several countries, principally in the Middle East, restrict doing business with Israel, and additional countries may impose restrictions on doing business with Israel and Israeli companies whether as a result of hostilities in the region or otherwise. Moreover, there have been increased efforts by organizations and movements to cause companies and consumers to boycott Israeli goods.

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

If our stockholders sell substantial amounts of our common stock or if we sell a substantial amount of our common stock in any public or private offering, the market price of our common stock could decrease significantly. The perception in the public market that our existing stockholders might sell shares of common stock may also depress the trading price of our common stock.

A substantial majority of our outstanding shares of our common stock are freely tradable without restriction or further registration under the federal securities laws. In addition, we may sell additional shares of our common stock in the future to raise capital. At December 31, 2024, there were outstanding options to purchase common stock issued covering approximately 7.4 million shares of our common stock with a weighted average exercise price of $1.98 per share. Also at December 31, 2024, there were 4,139,412 shares of common stock available for future for issuance in connection with future grants of incentives under our Amended and Restated Protalix BioTherapeutics, Inc. 2006 Stock Incentive Plan, as amended. The issuance and sale of substantial amounts of common stock, or the perception that such issuances and sales may occur, could adversely affect the market price of our common stock and impair our ability to raise capital through the sale of additional equity securities.

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

Delaware law and our organizational documents contain certain provisions, including anti-takeover provisions that limit the ability of our stockholders to take certain actions and could delay or discourage takeover attempts that stockholders may consider favorable.

Our organizational documents and Delaware General Corporation Law, or the DGCL, contain provisions that could have the effect of rendering more difficult, delaying, or preventing an acquisition that our stockholders may consider favorable. Among other things, our organizational documents include the following provisions or features:

●	the ability of our Board of Directors to, at any time without any further action on the part of our stockholders, authorize the issuance of a series of preferred stock, including “blank check” preferred stock, and to fix and determine the voting rights, rights of redemption and other rights and preferences of preferred stock. Any series of such preferred stock, could, for example, grant to holders, among other terms, the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of our common stock and the right to the redemption of the preferred shares, together with a premium, before the redemption of our common stock, which may have a material adverse effect on the rights of the holders of our common stock. In addition, our Board of Directors, without further stockholder approval, may, at any time, issue large blocks of preferred stock. The issuance of preferred stock may impede a takeover of our company and may prevent a transaction that is favorable to our stockholders.
●	the right of our Board of Directors to elect a director to fill a vacancy created by the expansion of our Board of Directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our Board of Directors;
●	the ability of our Board of Directors to amend the Bylaws, which may allow our Board of Directors to take additional actions to prevent an unsolicited takeover and inhibit the ability of an acquirer to amend the Bylaws to facilitate an unsolicited takeover attempt; and
●	our Bylaws contain advance notice procedures with which stockholders must comply to nominate candidates to our Board of Directors or to propose matters to be acted upon at a stockholders’ meeting, which could preclude stockholders from bringing matters before annual or special meetings of stockholders and delay changes in our Board of Directors and also may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of us.

Any provision of our organizational documents or the DGCL that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a related premium for their common stock and could also affect the price that some investors are willing to pay for our common stock.

Our Amended and Restated Bylaws provide that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our Amended and Restated Bylaws, or our Bylaws, provide that, unless we consent to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, another State court in Delaware or the federal district court for the District of Delaware) is the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of fiduciary duty owed by any of our directors, stockholders, officers or other employees to us or to our stockholders, (iii) any action asserting a claim arising pursuant to the DGCL or our Certificate of Incorporation, as amended, or our Bylaws, or (iv) any action asserting a claim governed by the internal affairs doctrine.

Our Bylaws provide that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America shall be the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act or the Exchange Act against any person in connection with any offering of the corporation’s securities.

The choice of forum provisions above may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees or could result in increased costs for a stockholder to bring a claim, both of which may discourage such lawsuits against us and our directors, officers and other employees. Alternatively, if a court were to find the choice of forum provision contained in our Bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which may have a material adverse effect on our business, results of operations and financial condition.

Item 1B.   Unresolved Staff Comments

None.

Item 1C.   Cybersecurity

Risk Management and Strategy

Our operations include the creation, collection and maintenance of sensitive information, including proprietary and confidential business information, intellectual property, third-party information and employee information. To protect this information, we use external and internal services to managed detection and response services to monitor our network infrastructure and associated endpoints for possible cybersecurity threats on a constant basis. In addition, we use multi-factor authentication (MFA) for external use, perform penetration testing and engage third parties to assess the effectiveness of our cybersecurity practices. We conduct a thorough risk assessment by identifying critical assets, recognizing potential threats and vulnerabilities, and implement strategies to mitigate these risks and their possible impacts. We establish incident response plans and provide cybersecurity training to our employees and monitor their activity to ensure adherence to our security protocols. A material cyber-attack on our systems, or any other third-party partners or vendors and their key operating systems, may interrupt our ability to operate our business, damage our reputation, or result in monetary damages.

We have implemented a Data Protection Policy, or the DPP, in order to establish the high-level direction for properly managing the use, privacy, security, retention, and disposal of our information, data and assets, and to manage identified material cybersecurity risks. The DPP was prepared using relevant guidance issued and technology standards that are used across various industries. It applies to all entities who are using our equipment and resources, including but not limited to, employees and temporary workers. Our Senior Director, Information Technology, is a certified information security officer (CISO). He is primarily responsible for implementing and overseeing the DPP and identifying, measuring, monitoring, and reporting on key enterprise-wide risks, including cybersecurity risks.

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

No risks from cybersecurity threats have occurred that have materially affected or are reasonably likely to materially affect our business, results of operations or financial condition.

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

Item 2.      Properties

We maintain a U.S. corporate office in Hackensack, New Jersey. Our headquarters, including a manufacturing facility, executive offices and other facilities, are located in Carmiel, Israel. Our facilities in Israel currently contain approximately 14,700 sq/ft of manufacturing space and 3,400 sq/ft for a pilot plant, 11,700 sq/ft for offsite warehouse space and approximately 43,100 sq/ft of laboratories, front warehouse and office space, and are leased at a rate of approximately $85,000 per month. In addition, we are entitled to use an additional 14,500 sq/ft in the same facility, which we may utilize in connection with any future expansion of our manufacturing facilities. Our facilities are equipped with the requisite laboratory services required to conduct our business, and we believe that the existing facilities are adequate to meet our needs for the foreseeable future. Our original lease for the facility was in effect until 2016 and we have exercised two of three options to extend the term, each for an additional five-year period. The lease is currently in effect until 2026 and we retain an additional option to extend the term for another five-year period thereafter. Upon the exercise of each option to extend the term of the lease includes a 10% increase to the then current base rent.

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

Holders

As of March 1, 2025, there were approximately 60 holders of record of our common stock. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.

Dividend Policy

To date, we have not declared or paid any cash dividends on our common stock. We do not anticipate paying any dividends on our common stock in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2024 with respect to the shares of our common stock that may be issued under our existing equity compensation plan.

	A	B	C
Number of Securities Remaining
	Number of Securities		Available for Future Issuance
	to be Issued	Weighted Average	Under Equity Compensation Plans
	Upon Exercise of	Exercise Price of	(Excluding Securities Reflected in
Plan Category	Outstanding Options	Outstanding Options	Column A)
Equity Compensation Plans Approved by Stockholders	7,402,295	$1.98	4,139,412
Equity Compensation Plans Not Approved by Stockholders	—	—	—
Total	7,402,295	$1.98	4,139,412

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

Overview

We are a biopharmaceutical company focused on the development and commercialization of recombinant therapeutic proteins primarily based on our proprietary ProCellEx protein expression system. To date, we have successfully developed two commercial products, both of which are ERTs; Elfabrio (pegunigalsidase alfa) for the treatment of adult patients with a confirmed diagnosis of Fabry disease and Elelyso (taliglucerase alfa) for the treatment of adult patients with Gaucher disease. Elfabrio, which we referred to as PRX-102 during its development stage, has been approved for marketing in the United States, the European Union, Great Britain, Switzerland, Peru, Israel, Russia and Singapore. Chiesi is our commercialization partner for Elfabrio.

We are committed to leveraging our track record of success as we progress with the development of treatments for rare and orphan diseases. In addition, we continuously work on the further development and enhancement of our ProCellEx technology. Accordingly, we are turning our focus to new, early-stage product candidates that treat indications for which there are high unmet needs in terms of efficacy and safety, including renal diseases. Treatments of interest will address both genetic and non-genetic diseases. We intend to use our ProCellEx platform and PEGylation capabilities, as well as other modalities such as small molecules and antibodies, to take advantage of highly innovative opportunities. We are also exploring novel platform technologies.

Our first product, Elelyso, an ERT for the treatment of patients with Gaucher disease, was first approved by the FDA in May 2012 and is now approved for marketing in 23 markets including Brazil, Israel and others. In June 2012, the CHMP issued a positive opinion regarding the benefit of Elelyso but did not immediately grant marketing authorization because of the ten-year market exclusivity granted to Vpriv in August 2010 for the same condition, which was extended for an additional two years, and expired in August 2022. We have granted the marketing rights to Elelyso globally, excluding Brazil, to Pfizer through an exclusive licensing agreement. We maintain the distribution rights to Elelyso in Brazil, where it is currently marketed as BioManguinhos alfataliglicerase, through the Brazil Agreement. In 2024, we generated $12.6 million from sales of Elelyso to Pfizer and $11.0 million from sales of BioManguinhos alfataliglicerase to the Brazilian MoH.

Elfabrio, our second commercial product, an ERT for the treatment of Fabry disease, was approved by the EC for marketing in the EU and by the FDA for marketing in the United States in May 2023 for adult patients. Both approvals cover the 1 mg/kg every two weeks dosage. We have entered into two exclusive global licensing and supply agreements for Elfabrio with Chiesi. In October 2017 and July 2018, Protalix Ltd., our wholly-owned subsidiary, entered into the Chiesi Agreements pursuant to which Chiesi was granted an exclusive license for all markets, both within and outside of the United States to commercialize Elfabrio. In 2024, we generated $29.3 million from sales of Elfabrio to Chiesi.

We continuously evaluate potential strategic marketing partnerships as well as collaboration programs with biotechnology and pharmaceutical companies and academic research institutions. Except with respect to Elfabrio and Elelyso, we hold the worldwide commercialization rights to our other proprietary development candidates.

Our product pipeline currently includes, among other candidates:

(1)	PRX-115, our plant cell-expressed recombinant PEGylated uricase (urate oxidase) – a chemically modified enzyme to treat uncontrolled gout; and

(2)	PRX-119, our plant cell-expressed PEGylated recombinant human DNase I product candidate which we have designed for long and customized systemic circulation in the bloodstream for NETs-related diseases.

Obtaining marketing approval with respect to any product candidate in any country is dependent on our ability to implement the necessary regulatory steps required to obtain such approvals, and demonstrate the safety and efficacy of its product candidates. We cannot reasonably predict the outcome of these activities.

In March 2023, we initiated a phase I First-in-Human clinical trial of PRX-115. This study included 64 adult male and female subjects in a dose escalation design with eight sequential dosing cohorts, each composed of eight subjects (six active and two placebo) which is now complete. The results were announced in a poster presentation at the American College of Rheumatology (ACR) Convergence 2024, held November 14-19, 2024 and are summarized in Item 1 of this annual report on Form 10-K. We are currently preparing for a phase II clinical trial of PRX-115 which we expect will commence in the second half of 2025.

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

On February 27, 2023, we entered into an At The Market Offering Agreement, or the 2023 Sales Agreement, with the Agent. Pursuant to the terms of the 2023 Sales Agreement, we may sell, from time to time through the Agent, ATM Shares having an aggregate offering price of up to $20.0 million. As of December 31, 2024, shares of common stock for total gross proceeds of approximately $2.5 million were available to be sold under the 2023 Sales Agreement. Since December 31, 2024, we sold the remaining shares of common stock available for sale under the 2023 Sales Agreement thereby completing the ATM program thereunder.

Under each of the Chiesi Agreements, Chiesi made an upfront payment to Protalix Ltd. of $25.0 million in connection with the execution of each agreement. In addition, under the Chiesi Ex-US Agreement, Protalix Ltd. was entitled to additional payments of up to $25.0 million in pegunigalsidase alfa development costs, and to receive additional payments of up to $320.0 million, in the aggregate, in regulatory and commercial milestone payments. Under the Chiesi US Agreement, Protalix Ltd. was entitled to payments of up to a maximum of $20.0 million to cover development costs for pegunigalsidase alfa, and is entitled to receive additional payments of up to a maximum of $760.0 million, in the aggregate, in regulatory and commercial milestone payments. To date, Protalix Ltd. has received the complete amount of development costs to which it is entitled under the Chiesi Agreements. In addition, following the approval of Elfabrio by the FDA, we received a milestone payment equal to $20.0 million.

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

On August 29, 2022, we entered into a Fill/Finish Agreement, or the F/F Agreement, and a Letter Agreement, or the Letter Agreement, in each case with Chiesi. We agreed to supply Chiesi with drug substance for Elfabrio and, following relevant technology and technical information transfer activities, Chiesi has agreed, among other things, to provide us with commercial fill/finish services for Elfabrio, including to support the anticipated global launch of Elfabrio. Subsequently, we and Chiesi agreed that the F/F Agreement shall have an initial term of 10 years, unless terminated earlier in accordance with the terms of the F/F Agreement and the term may be extended by mutual agreement for an additional period of seven years upon mutual written agreement prior to expiration of the initial term.

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

Because our operations are conducted in the State of Israel, the business and operations may be directly affected by economic, political, geopolitical and military conditions in Israel. In October 2023, Hamas terrorists infiltrated Israel’s southern border from the Gaza Strip and conducted a series of attacks on civilian and military targets. Hamas also launched extensive rocket attacks on Israeli population and industrial centers located along Israel’s border with the Gaza Strip and in other areas within the State of Israel attacking a number of civilian and military targets. At the same time, clashes between Israel and Hezbollah in Lebanon increased. In response, Israel’s security cabinet declared war against the Hamas and a military campaign against these terrorist organizations commenced in parallel to their continued rocket and terror attacks. Moreover, the attacks by Hamas and Hezbollah, and Israel’s defensive measures, may result in a greater regional conflict. Since the outbreak of the war, other regional actors, including Iran, have taken military action against Israel. During January 2025, a ceasefire with Hamas was declared. As of the date of this Annual Report on Form 10-K, the war is ongoing and continues to evolve. The attacks by Hamas and Hezbollah, and Israel’s defensive measures, as well as actions that could be taken in the future by NATO, the United States, the United Kingdom the European Union or Israel’s neighboring states and other countries have created global security concerns that may result in a greater or lasting regional conflict. We have elected to store manufactured drug substance in multiple locations, both within and outside of Israel, to mitigate the risk of loss due to the military operations. It is currently not possible to predict the duration or severity of the ongoing conflict or its effects on our business, operations and financial conditions. As of the issuance of these financial statements, the impact of the war has not had an adverse effect on our operations. See “Risk Factors—Significant parts of our operations are located in Israel and, therefore, our results may be adversely affected by political, economic and military conditions in Israel.”

We believe that our cash and cash equivalents and short-term bank deposits as of December 31, 2024 are sufficient to satisfy our capital needs for at least 12 months from the date that these financial statements are issued.

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

Revenue Recognition

Our primary sources of revenues include our sales of drug product to Chiesi under the Chiesi Agreements, of BioManguinhos alfataliglicerase to Brazil and of drug substance to Pfizer under our Amended Pfizer Agreement. For a discussion of our accounting treatment for revenue recognition, see Note 1(k) to our consolidated financial statements.

Income Taxes

We estimate the degree to which deferred tax assets will result in a benefit, after consideration of all positive and negative evidence, and provide a valuation allowance for deferred tax assets that we believe more likely than not will not be realized. In situations in which we are able to determine that our deferred tax assets will be realized, that determination generally relies on future reversals of taxable temporary differences and expected future taxable income. Significant judgment is required in determining any valuation allowance recorded against deferred tax assets. In assessing the need for a valuation allowance, we considered all available evidence, including past operating results, the most recent projections for taxable income, and prudent and feasible tax planning strategies. We reassess our valuation allowance periodically and if future evidence allows for a partial or full release of the valuation allowance, we reverse the related valuation allowance. The tax valuation allowance totaled approximately $50.7 million at December 31, 2024 (see Note 12 to our consolidated financial statements for additional information). Should our actual future taxable income by tax jurisdiction vary from estimates, additional allowances or reversals thereof may be necessary.

Significant judgment is required in evaluating our uncertain tax positions. In evaluating the exposure associated with our various tax filing positions, we record reserves for uncertain tax positions in accordance with U.S. GAAP based on the technical support for the positions and our past audit experience with similar positions. For those tax positions where it is more likely than not that a tax benefit will be sustained, we record the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. We believe our tax positions comply with applicable tax laws and we intend to defend our positions, no assurance can be given that the final tax outcome of these matters will not be different from that which is reflected in our historical income tax reserves and accruals. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will impact the provision for income taxes in the period in which such determination is made. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate. Uncertain tax position totaled approximately $0.8 million at December 31, 2024 (see Note 12 to our consolidated financial statements for additional information).

Research and Development Expense

We expect our research and development expense to remain our primary expense in the near future as we continue to develop our product candidates. Research and development expense consists of:

●	internal costs associated with research and development activities;
●	payments made to third party contract research organizations, investigative/clinical sites and consultants;
●	manufacturing development costs;
●	personnel-related expenses, including salaries, benefits, travel and related costs for the personnel involved in research and development;
●	activities relating to the advancement of product candidates through preclinical studies and clinical trials; and
●	facilities and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities, as well as laboratory and other supplies.

The following table identifies our current major research and development projects:

Project	Status	Expected Near Term Milestones
PRX-115 – PEGylated Uricase	Phase I (completed)	Phase II clinical trial expected to launch in the second half of 2025.

PRX-119 – Long Acting DNase I	Preclinical

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

We expect our research and development expenses to continue to be our primary expense in the future as we continue the advancement of our clinical trials and preclinical product development programs for our product candidates. The lengthy process of completing clinical trials and seeking regulatory approvals for our product candidates requires expenditure of substantial resources. Any failure or delay in completing clinical trials, or in obtaining regulatory approvals, could cause a delay in generating product revenue and cause our research and development expense to increase and, in turn, have a material adverse effect on our operations. Due to the factors set forth above, we are not able to estimate with any certainty when we would recognize any net cash inflows from our projects. See “Risk Factors—Preclinical and clinical trials are very expensive, time-consuming and difficult to design and implement and may result in unforeseen costs, which may have a material adverse effect on our business, results of operations and financial condition.”

Results of Operations

Year ended December 31, 2024 Compared to the Year Ended December 31, 2023

Revenues from Selling Goods

We recorded revenues from selling goods of $53.0 million for the year ended December 31, 2024, an increase of $12.6 million, or 31%, compared to revenues of $40.4 million for the year ended December 31, 2023. The increase resulted primarily from an increase of $11.8 million in sales to Chiesi, an increase of $0.6 million in sales to Brazil and an increase of $0.1 million in sales to Pfizer.

Revenues from License and R&D services

We recorded revenues from license and R&D services of $0.4 million for the year ended December 31, 2024, a decrease of $24.7 million, or 98%, compared to revenues of $25.1 million for the year ended December 31, 2023. Revenues from license and R&D services are comprised primarily of revenues we recognized in connection with the Chiesi Agreements. The revenues from license and R&D services for the year ended December 31, 2023 included the $20.0 million regulatory milestone payment from Chiesi in connection with the FDA approval of Elfabrio granted during that period. The remaining decrease resulted from the completion of our revenue-generating research and development obligations with respect to Elfabrio and, as Elfabrio was approved in the United States and the European Union in May 2023, from the completion of the regulatory processes related to the review of the BLA and the MAA for Elfabrio by the FDA and EMA, respectively. As a result of the completion of the Fabry clinical program in 2023, we expect to generate minimal revenues from license and R&D services other than potential regulatory milestone payments.

Cost of Goods Sold

Cost of goods sold was $24.3 million for the year ended December 31, 2024, an increase of $1.3 million, or 6%, compared to cost of goods sold of $23.0 million for the year ended December 31, 2023. The increase in cost of goods sold was primarily the result of the increase in sales to Chiesi. In addition, during the year ended December 31, 2023, a portion of the costs for certain drug substance sold were recognized as research and development expenses, not cost of goods sold, as such drug substance was produced as part of our research and development activities.

Research and Development Expenses

For the year ended December 31, 2024, our total research and development expenses were approximately $13.0 million comprised of approximately $7.1 million of salary and related expenses, approximately $2.4 million in subcontractor-related expenses, approximately $0.9 million of materials-related expenses and approximately $2.6 million of other expenses. For the year ended December 31, 2023, our total research and development expenses were approximately $17.1 million comprised of approximately $7.8 million of salary and related expenses, approximately $6.3 million in subcontractor-related expenses, approximately $0.6 million of materials-related expenses and approximately $2.4 million of other expenses.

Total decrease in research and developments expenses was $4.1 million, or 24%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. The decrease in research and development expenses resulted primarily from the completion of our Fabry clinical program and the regulatory processes related to the BLA and MAA review of Elfabrio by the applicable regulatory agencies.

We expect to continue to incur significant, increasing research and development expenses as we enter into a more advanced stage of preclinical and clinical trials for certain of our product candidates.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $12.2 million for the year ended December 31, 2024, a decrease of $2.8 million, or 19%, from $15.0 million for the year ended December 31, 2023. The decrease resulted primarily from a decrease of $1.8 million in professional fees and of $1.0 million in salaries and related expenses.

Financial Expenses and Income, Net

Financial income, net was $0.2 million for the year ended December 31, 2024, compared to financial expenses, net of $1.9 million for the year ended December 31, 2023. The difference resulted primarily from a decrease of approximately $1.4 million in lower interest and related expenses due to the note conversions executed in 2023 and the September 2024 repayment in full of all the outstanding principal and interest payable under the 2024 Notes, as well as an increase in interest income, net of $0.7 million.

Income taxes

For the year ended December 31, 2024, we recorded income taxes of approximately $1.2 million, an increase of $0.9 million, or 300%, compared to income taxes of $0.3 million for the year ended December 31, 2023. The income taxes resulted primarily from the provision for current taxes on income mainly derived from GILTI income mainly in respect of Section 174 of the TCJA. Effective in 2022, Section 174 of the TCJA requires all U.S. companies, for tax purposes, to capitalize and subsequently amortize R&D expenses that fall within the scope of Section 174 over five years for research activities conducted in the United States and over 15 years for research activities conducted outside of the United States rather than deducting such costs in the current year.

Year ended December 31, 2023 Compared to the Year Ended December 31, 2022

For a discussion of the year ended December 31, 2023 compared to the year ended December 31, 2022, see Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2023.

Liquidity and Capital Resources

Our sources of liquidity include our cash balances and bank deposits. At December 31, 2024, we had $34.8 million in cash and cash equivalents and short term bank deposits. In September 2024, we satisfied the outstanding principal and accrued interest under the 2024 Notes with a cash payment of approximately $21.2 million which was available primarily from the withdrawal of short term deposits. We have primarily financed our operations through sales proceeds, equity and debt financings, business collaborations, and grants funding.

During the year ended December 31, 2024, we raised gross proceeds equal to approximately $3.8 million from the sale, in the aggregate, of 2,216,692 shares of our common stock under our ATM program. All such sales were completed during the quarter ended December 31, 2024. Subsequent to December 31, 2024, we sold, in the aggregate, an additional 1,223,935 shares of common stock under program generating gross proceeds equal to approximately $2.5 million. Such sales completed the ATM program. In addition, since December 31, 2024, we issued 908,000 shares of our common stock in connection with the exercise of warrants issued in 2020 generating proceeds equal to approximately $2.1 million. The warrants expired on March 11, 2025. Accordingly, no warrants remain outstanding.

During the year ended December 31, 2023, we raised gross proceeds equal to approximately $24.9 million from the sale of 12,560,150 shares of our common stock under our ATM program.

Cash Flows

Net cash provided by operations was $8.7 million for the year ended December 31, 2024. The net income for the year ended December 31, 2024 of $2.9 million was increased by a $0.7 million increase in accounts payable and accruals, a $2.3 million decrease in accounts receivable-trade and other assets, $3.3 million in share-based compensation and $1.3 million in depreciation, partially offset by a $2.2 million increase in inventories.

Net cash provided by investing activities for the year ended December 31, 2024 was $4.2 million and consisted primarily of $20.4 million in proceeds from the sale of deposits partially offset by $15.0 million in bank deposits and a $1.3 million purchase of property and equipment.

Net cash used in financing activities for the year ended December 31, 2024 was $16.8 million representing the $20.4 million payment of the outstanding principal under our 2024 Notes which matured in September 2024, partially offset by $3.6 million from the sale of common stock under our ATM program.

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

At December 31, 2024, there were warrants to purchase 13,439,712 shares outstanding at an exercise price equal to $2.36 per share. As of March 12, 2025, no warrants remain outstanding.

Future Funding Requirements

Since our inception, we have incurred significant research and development expenditures which have not been offset by revenues. We have not generated significant revenues from sales of Elelyso, and commercial sales of Elfabrio only commenced in the middle of 2023. We have generated operating losses from our continuing operations since our inception although the revenues generated in the years ended December 31, 2023 and 2024 exceeded our expenditures for the same period.

As the 2024 Notes were paid in full during the year ended December 31, 2024, we are no longer subject to the financial limitations related to such notes.

As we increase our research and developments efforts with respect to our current and future product candidates, we expect to continue to incur significant expenditures. We cannot anticipate the costs or the timing of the occurrence of such costs. Although we expect the revenues generated from the sales of Elfabrio and Elelyso will increase, such revenues may not be sufficient to fund the expenditures. To the extent we need to obtain additional financing in excess of such anticipated revenues, it may be difficult for us to do so given the volatility of the price of our common stock. Our material cash needs for the next 24 months will include, among other expenses, (i) costs of preclinical and clinical trials, (ii) employee salaries, (iii) payments for rent and operation of our manufacturing facilities, (iv) fees to our consultants and legal advisors, patent advisors and fees for service providers in connection with our research and development efforts and (v) tax payments. We believe that the funds currently available to us are sufficient to satisfy our capital needs for at least 12 months from the date that these financial statements are issued.

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

Contractual obligations

Our contractual obligations include operating lease obligations, purchase obligations, certain clinical contracts and the liability for employee rights upon retirement.

We lease certain assets under operating leases, which expire through 2026, with an option to extend the lease on our main facility to 2031. The leases relate primarily to office, laboratory and manufacturing space and vehicles used by our employees. Our aggregate future minimum commitments under these facility and vehicles leases over the next five fiscal years is approximately $2.8 million as of December 31, 2024.

As of December 31, 2024, we are subject to open purchase orders issued to certain suppliers and other vendors mainly in connection with our research and development and manufacturing activities that were outstanding as of December 31, 2024 for approximately $9.2 million over the next five fiscal years.

We have a contractual obligation of approximately $1.5 million as of December 31, 2024 payable over the fiscal year ending December 31, 2025 in connection with contractual arrangements we enter into in the normal course of business with CROs, CMOs and other clinical providers and consultants for clinical trials, preclinical and other research studies and manufacturing services in connection with our primary product development process. These contracts do not contain minimum purchase commitments and are cancelable by us upon prior notice. Payments due upon cancellation consist only of payments for services provided or expenses incurred, including non-cancelable obligations of our service providers, up to the date of cancellation.

As of December 31, 2024, we have a contractual obligation of approximately $0.6 million for employee rights upon retirement.

We are also party to certain research and license agreements. If all of the contingencies with respect to milestone payments under our research and license agreements are met, as of December 31, 2024, the aggregate milestone payments payable would be approximately $8.4 million, and would be payable, if at all, as our projects progress over the course of a number of years. The royalty payments payable by our company in connection with sales of each of our product candidates, if any, shall not exceed low, single-digit percentages of net sales of the relevant product.

Effects of Currency Fluctuations

Currency fluctuations could affect us through increased or decreased acquisition costs for certain goods and services. Currency fluctuations during the year ended December 31, 2022, resulted in $1.0 million being recognized as financial income. We do not believe currency fluctuations have had a material effect on our results of operations during the years ended December 31, 2023 or 2024.

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

Approximately 37% of our costs, including salaries, expenses and office expenses, are incurred in NIS. Inflation in Israel may have the effect of increasing the U.S. dollar cost of our operations in Israel. If the U.S. dollar declines in value in relation to the NIS, it will become more expensive for us to fund our operations in Israel. A revaluation of 1% of the NIS will affect our loss before tax by less than 1%. The exchange rate of the U.S. dollar to the NIS, based on exchange rates published by the Bank of Israel, was as follows:

	Year Ended December 31,
	2022	2023	2024
Average rate for period	3.360	3.687	3.700
Rate at period-end	3.519	3.627	3.647

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

Management assessed our internal control over financial reporting as of December 31, 2024, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and our overall control environment.

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

Attestation Report of Independent Registered Public Accounting Firm

Not applicable.

Changes in internal controls

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15f and 15d-15f under the Exchange Act) that occurred during the quarter ended December 31, 2024 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.       Other Information

Rule 10b5-1 Trading Plans

During the quarter ended December 31, 2024, none of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 9C.       Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.      Directors, Executive Officers and Corporate Governance

The information in our 2025 Proxy Statement regarding directors and executive officers appearing under the headings “Security Ownership of Certain Beneficial Owners and Management — Section 16(a) Beneficial Ownership Reporting Compliance” and “Election of Directors” is incorporated by reference in this section.

We have adopted an insider trading policy governing the purchase, sale, and other disposition of our securities by our directors, officers, and employees, and by our company. We believe this policy is reasonably designed to promote compliance with insider trading laws, rules, and regulations and listing standards applicable to our company. A copy of our insider trading policy is filed as Exhibit 19 to this Annual Report on Form 10-K.

Item 11.       Executive Compensation

The information appearing in our 2025 Proxy Statement under the headings “Director Compensation,” “Compensation Discussion and Analysis,” “Report of the Compensation Committee,” and “Executive Compensation” is incorporated by reference in this section.

Item 12.       Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information appearing in our 2025 Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management” is incorporated by reference in this section.

Item 13.       Certain Relationships and Related Transactions, and Director Independence

The information appearing in our 2025 Proxy Statement under the headings “Election of Directors—Corporate Governance” and “—Certain Relationships and Related Transactions” is incorporated by reference in this section.

Item 14.        Principal Accountant Fees and Services

Our independent registered public accounting firm is Kesselman & Kesselman, Certified Public Accountants (Isr.), a member of PricewaterhouseCoopers International Limited, Tel Aviv, Israel, PCAOB ID. No. 1309.

The information appearing in our 2025 Proxy Statement under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm” is incorporated by reference in this section.

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

3. Exhibits.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Date	Filed Herewith
1.1	At the Market Offering Agreement, dated February 27, 2023, between the Company and H.C. Wainwright & Co., LLC	8-K	001-33357	1.1	February 27, 2023

3.1	Certificate of Incorporation of the Company	8-K	001-33357	3.1	April 1, 2016

3.2	Amendment to Certificate of Incorporation of the Company	Def 14A	001-33357	Appen. A	July 1, 2016

3.3	Second Amendment to Certificate of Incorporation of the Company	Def 14A	001-33357	Appen. A	October 17, 2018

3.4	Third Amendment to Certificate of Incorporation of the Company	8-K	001-33357	3.1	December 20, 2019

3.5	Fourth Amendment to Certificate of Incorporation of the Company	10-Q	001-33357	3.5	August 15, 2022

3.6	Fifth Amendment to Certificate of Incorporation of the Company	10-Q	001-33357	3.6	August 7, 2023

3.7	Amended and Restated Bylaws of the Company	8-K	001-33357	3.1	December 31, 2024

4.1†	Form of Restricted Stock Agreement/Notice	8-K	001-33357	4.1	July 18, 2012

4.2†	Form of Stock Option Agreement (Executives)	10-Q	001-33357	4.8	August 10, 2020

4.3	Form of Stock Option Agreement (Standard)	10-Q	001-33357	4.9	August 10, 2020

4.4	Description of Capital Stock					X

10.1	Lease Agreement between Protalix Ltd. and Angel Science Park (99) Ltd., dated as of October 28, 2003 as amended on April 18, 2005	8-K	001-33357	10.9	January 8, 2007

10.2	Unprotected Lease Agreement	10-K	001-33357	10.21	March 17, 2008

10.3††	Amended and Restated Agreement between Protalix Ltd. and Comercio e Serviços Ltda. dated June 17, 2013	10-Q	001-33357	10.1	May 14, 2021

10.4††	Technology Transfer and Supply Agreement made as of June 18, 2013 by and between Protalix Ltd. and Fundação Oswaldo Cruz	10-Q	001-33357	10.2	May 14, 2021

10.5††	Binding Term Sheet between Protalix Ltd. and Chiesi Farmaceutici S.p.A.	10-Q	001-33357	10.3	May 14, 2021

10.6††	Amended and Restated Exclusive License and Supply Agreement by and between Pfizer Inc. and Protalix Ltd., dated October 12, 2015	10-Q/A	001-33357	10.1	December 11, 2015

10.7††	Exclusive License and Supply Agreement dated as of October 17, 2017, made by and between Protalix Ltd. and Chiesi Farmaceutici S.p.A.	10-K	001-33357	10.16	March 6, 2018

10.8††	Exclusive U.S. License and Supply Agreement dated as of July 23, 2018, made by and between Protalix Ltd. and Chiesi Farmaceutici S.p.A.	10-Q	001-33357	10.1	November 7, 2018

10.9†	Employment Agreement made effective as of May 20, 2019, by and between Protalix Ltd. and Mr. Dror Bashan	8-K	001-33357	10.1	May 21, 2019

10.10†	Employment Agreement made effective as of July 28, 2019, by and between Protalix Ltd. and Mr. Eyal Rubin	8-K	001-33357	10.1	July 29, 2019

10.11†	Amended and Restated Pro BioTherapeutics, Inc. 2006 Stock Incentive Plan, as amended	8-K	001-33357	10.1	June 28, 2024

10.12††	Fill/Finish Agreement effective on August 29, 2022 made by and between Chiesi Farmaceutici S.p.A and Protalix Ltd.	10-Q	001-33357	10.1	November 14, 2022

10.14††	Letter Agreement dated August 29, 2022 from Chiesi Farmaceutici S.p.A to Protalix Ltd.	10-Q	001-33357	10.2	November 14, 2022

19	Insider Trading and Blackout Policy					X

21.1	Subsidiaries					X

23.1	Consent of Kesselman & Kesselman, Certified Public Accountants (Isr.), a member of PricewaterhouseCoopers International Limited, independent registered public accounting firm for the Registrant					X

24.1	Power of Attorney (included on the signature page to this Annual Report on Form 10-K)					X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Certification of Chief Executive Officer					X

32.2	18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Certification of Chief Financial Officer					X

97.1	Policy Relating to Recovery of Erroneously Awarded Compensation	10-K	001-33357	97.1	March 14, 2024

101.INS	XBRL INSTANCE DOCUMENT - the instance document does not appear					X

in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL SHEMA FILE	X

101.CAL	XBRL CALCULATION FILE	X

101.DEF	XBRL DEFINITION FILE	X

101.LAB	XBRL LABEL FILE	X

101.PRE	XBRL PRESENTATION FILE	X

104	Cover Page Interactive Data File - formatted in Inline XBRL and included as Exhibit 101	X

†     Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

††   Portions of this exhibit were omitted and have been filed separately with the Secretary of the Securities and Exchange Commission pursuant to the Registrant’s application requesting confidential treatment under Rule 24b-2 of the Exchange Act.

Item 16.      Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of March 17, 2025.

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

Signature	Title	Date

/s/ Dror Bashan	President, Chief Executive Officer	March 17, 2025
Dror Bashan	(Principal Executive Officer) and Director

/s/ Eyal Rubin	Chief Financial Officer, Treasurer and	March 17, 2025
Eyal Rubin	Secretary (Principal Financial
and Accounting Officer)

/s/ Eliot Richard Forster	Chairman of the Board	March 17, 2025
Eliot Richard Forster, Ph.D.

/s/ Amos Bar Shalev	Director	March 17, 2025
Amos Bar Shalev

/s/ Shmuel Ben Zvi	Director	March 17, 2025
Shmuel Ben Zvi, Ph.D.

/s/ Pol F. Boudes	Director	March 17, 2025
Pol F. Boudes, M.D.

/s/ Gwen A. Melincoff	Director	March 17, 2025
Gwen A. Melincoff

/s/ Aharon Schwartz	Director	March 17, 2025
Aharon Schwartz, Ph.D.

PROTALIX BIOTHERAPEUTICS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Protalix BioTherapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Protalix BioTherapeutics, Inc. and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, changes in stockholders’ equity (capital deficiency) and cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. We determined there are no critical audit matters.

/s/ Kesselman & Kesselman

Certified Public Accountants (Isr.)

A member of PricewaterhouseCoopers International Limited

Tel Aviv, Israel

March 17, 2025

We have served as the Company’s auditor since 2000.

PROTALIX BIOTHERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands)

	December 31,
	2023	2024
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$23,634	$19,760
Short-term bank deposits	20,926	15,070
Accounts receivable – Trade	5,272	2,909
Other assets	1,055	1,096
Inventories	19,045	21,243
Total current assets	$69,932	$60,078

NON-CURRENT ASSETS:
Funds in respect of employee rights upon retirement	$528	$462
Property and equipment, net	4,973	4,591
Deferred income tax asset	3,092	2,856
Operating lease right of use assets	5,909	5,430
Total assets	$84,434	$73,417

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accruals:
Trade	$4,320	$4,533
Other	19,550	19,588
Operating lease liabilities	1,409	1,500
Convertible notes	20,251	—
Total current liabilities	$45,530	$25,621

LONG TERM LIABILITIES:
Liability for employee rights upon retirement	714	$559
Operating lease liabilities	4,621	4,026
Total long term liabilities	$5,335	$4,585
Total liabilities	$50,865	$30,206

COMMITMENTS

STOCKHOLDERS' EQUITY
Common Stock, $0.001 par value: Authorized - as of December 31, 2023 and 2024, 185,000,000 shares; issued and outstanding - as of December 31, 2023 and 2024, 72,952,124 and 75,850,275 shares, respectively	73	76
Additional paid-in capital	415,045	421,528
Accumulated deficit	(381,549)	(378,393)
Total stockholders' equity	33,569	43,211
Total liabilities and stockholders' equity	$84,434	$73,417

The accompanying notes are an integral part of the consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(U.S. dollars in thousands, except share and per share amounts)

	Year Ended December 31,
	2022	2023	2024
REVENUES FROM SELLING GOODS	$25,292	$40,418	$52,981
REVENUES FROM LICENSE AND R&D SERVICES	22,346	25,076	418
TOTAL REVENUE	47,638	65,494	53,399
COST OF GOODS SOLD	(19,592)	(22,982)	(24,319)
RESEARCH AND DEVELOPMENT EXPENSES	(29,349)	(17,093)	(12,970)
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(11,711)	(14,959)	(12,193)
OPERATING INCOME (LOSS)	(13,014)	10,460	3,917
FINANCIAL EXPENSES	(2,529)	(3,180)	(1,062)
FINANCIAL INCOME	1,146	1,286	1,299
FINANCIAL INCOME (EXPENSES), NET	(1,383)	(1,894)	237
INCOME (LOSS) BEFORE TAXES ON INCOME	(14,397)	8,566	4,154
TAXES ON INCOME	(530)	(254)	(1,222)
NET INCOME (LOSS)	$(14,927)	$8,312	$2,932
EARNINGS (LOSS) PER SHARE OF COMMON STOCK:
BASIC	$(0.31)	$0.12	$0.04
DILUTED	$(0.31)	$0.09	$0.04
WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK
USED IN COMPUTING EARNINGS (LOSS) PER SHARE:
BASIC	48,472,159	67,512,527	72,530,698
DILUTED	48,472,159	82,424,016	81,057,176

The accompanying notes are an integral part of the consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(CAPITAL DEFICIENCY)

(U.S. dollars in thousands)

			Additional
	Common	Common	Paid–In	Accumulated
	Stock	Stock	Capital	Deficit	Total
	Number of
	Shares	Amount
Balance at January 1, 2022	45,556,647	$46	$368,852	$(374,934)	$(6,036)
Changes during 2022:
Issuance of common stock under the Sales Agreement, net	7,473,038	7	8,229		8,236
Share-based compensation related to stock options			1,124		1,124
Share-based compensation related to restricted stock award	759,482	1	960		961
Exercise of warrants	1,000	*	2		2
Net loss				(14,927)	(14,927)
Balance at December 31, 2022	53,790,167	$54	$379,167	$(389,861)	$(10,640)
Changes during 2023:
Issuance of common stock under the Sales Agreement, net	12,560,150	13	23,941		23,954
Convertible notes conversions	4,691,623	5	7,778		7,783
Share-based compensation related to stock options			1,928		1,928
Share-based compensation related to restricted stock award	1,371,362	1	1,519		1,520
Exercise of warrants	538,822	*	712		712
Net income				8,312	8,312
Balance at December 31, 2023	72,952,124	$73	$415,045	$(381,549)	$33,569
Changes during 2024:
Initial adoption of ASU 2020-06			(393)	224	(169)
Issuance of common stock under the Sales Agreement, net	2,216,692	2	3,624		3,626
Share-based compensation related to stock options			1,593		1,593
Share-based compensation related to restricted stock award	681,459	1	1,659		1,660
Net income				2,932	2,932
Balance at December 31, 2024	75,850,275	$76	$421,528	$(378,393)	$43,211

*	Represents an amount less than $1.

The accompanying notes are an integral part of the consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

	Year Ended December 31,
	2022	2023	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(14,927)	$8,312	$2,932
Adjustments required to reconcile net income (loss) to net cash provided by (used in) operating activities:
Share-based compensation	2,085	3,448	3,253
Depreciation	1,086	1,191	1,304
Financial income, net	(989)	(446)	310
Changes in accrued liability for employee rights upon retirement	(543)	3	(151)
Changes in deferred income tax asset	-	(3,092)	236
Loss (gain) on amounts funded in respect of employee rights upon retirement	3	(50)	(18)
Loss (gain) on sale of fixed assets	-	9	(3)
Gain on conversions of convertible notes	-	(421)	-
Amortization of debt issuance costs and debt discount	300	267	-
Changes in operating assets and liabilities:
Decrease in contracts liability	(7,162)	(13,178)	-
Decrease (increase) in accounts receivable-trade and other assets	(1,194)	(428)	2,317
Changes in operating lease right of use assets, net	(5)	13	(4)
Decrease (increase) in inventories	1,150	(2,241)	(2,198)
Increase (decrease) in accounts payable and accruals	(4,804)	5,295	696
Net cash provided by (used in) operating activities	$(25,000)	$(1,318)	$8,674

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in bank deposits	$(16,000)	$(20,420)	$(15,000)
Short-term deposit withdrawal	11,000	5,000	20,420
Purchase of property and equipment	(628)	(1,149)	(1,282)
Proceeds from sale of property and equipment	-	-	3
Amounts paid (funded) in respect of employee rights upon retirement, net	593	(142)	80
Net cash provided by (used in) investing activities	$(5,035)	$(16,711)	$4,221

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment for convertible notes redemption	$-	$-	$(20,420)
Proceeds from issuance of common stock under the Sales Agreement, net	8,236	23,954	3,626
Exercise of warrants	2	712	-
Net cash provided by (used in) financing activities	$8,238	$24,666	$(16,794)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	$(77)	$(114)	$25
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(21,874)	6,523	(3,874)
BALANCE OF CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	38,985	17,111	23,634
BALANCE OF CASH AND CASH EQUIVALENTS AT END OF YEAR	$17,111	$23,634	$19,760

The accompanying notes are an integral part of the consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(U.S. dollars in thousands)

	Year Ended December 31,
	2022	2023	2024
SUPPLEMENTARY INFORMATION ON INVESTING AND FINANCING ACTIVITIES NOT INVOLVING CASH FLOWS:
Purchase of property and equipment	$143	$614	$254
Operating lease right of use assets obtained in exchange for new operating lease liabilities	$794	$1,567	$376
Convertible notes conversions	$-	$7,783	$-
Partial settlement of liability for employee rights upon retirement through transfer of the related funds	$-	$882	$-

SUPPLEMENTARY DISCLOSURE ON CASH FLOWS
Tax paid	$-	$-	$385
Interest paid	$2,198	$2,742	$1,532
Interest received	$93	$355	$1,487

The accompanying notes are an integral part of the consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

a.    General

Protalix BioTherapeutics, Inc. (collectively with its subsidiary, the “Company”) and its wholly-owned subsidiaries, Protalix Ltd. and Protalix BV (collectively, the “Subsidiaries”), are biopharmaceutical companies focused on the development and commercialization of recombinant therapeutic proteins based on the Company’s proprietary ProCellEx® protein expression system (“ProCellEx”). To date, the Company has successfully developed two enzyme replacement therapies (ERTs); Elfabrio® (pegunigalsidase alfa) for the treatment of adult patients with a confirmed diagnosis of Fabry disease and Elelyso® (taliglucerase alfa) for the treatment of adult patients with Gaucher disease. Elfabrio, which the Company referred to as PRX-102 during its development stage, has been approved for marketing in the United States, the European Union, Great Britain, Switzerland, Peru, Israel, Russia and Singapore. The Company has partnered with Chiesi Farmaceutici S.p.A. (“Chiesi”) for the development and commercialization of Elfabrio.

The Company has licensed the rights to commercialize Elelyso worldwide (other than Brazil) to Pfizer Inc. (“Pfizer”), and in Brazil to Fundação Oswaldo Cruz (“Fiocruz”), an arm of the Brazilian Ministry of Health (the “Brazilian MoH”). Elelyso is marketed as BioManguinhos alfataliglicerase in Brazil.

The Company is committed to leveraging its track record of success as the Company progresses with the development of treatments for rare and orphan diseases. In addition, the Company continuously works on the further development and enhancement of its ProCellEx technology. Accordingly, the Company is turning its focus to new, early-stage product candidates that treat indications for which there are high unmet needs in terms of efficacy and safety, including renal diseases. Treatments of interest will address both genetic and non-genetic diseases. The Company intends to use its ProCellEx platform and PEGylation capabilities, as well as other modalities such as small molecules and antibodies, to take advantage of highly innovative opportunities. The Company is also exploring novel platform technologies.

On May 5, 2023, the European Commission (“EC”) announced that it had approved the Marketing Authorization Application (“MAA”) for Elfabrio and on May 9, 2023, the U.S. Food and Drug Administration (“FDA”) announced that it had approved the Biologics License Application (“BLA”) for Elfabrio (pegunigalsidase alfa), each for adult patients with a confirmed diagnosis of Fabry disease. Both approvals cover the 1 mg/kg every two weeks dosage.

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

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2)	PRX-119, the Company’s plant cell-expressed PEGylated recombinant human DNase I product candidate for long and customized systemic circulation in the bloodstream for NETs-related diseases.

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

Because the Company’s operations are conducted in the State of Israel, the business and operations may be directly affected by economic, political, geopolitical and military conditions in Israel. In October 2023, Hamas terrorists infiltrated Israel’s southern border from the Gaza Strip and conducted a series of attacks on civilian and military targets. Hamas also launched extensive rocket attacks on Israeli population and industrial centers located along Israel’s border with the Gaza Strip and in other areas within the State of Israel attacking a number of civilian and military targets while simultaneously launching extensive rocket attacks on the Israeli population and industrial centers. At the same time, clashes between Israel and Hezbollah in Lebanon increased. In response, Israel’s security cabinet declared war against the Hamas and a military campaign against these terrorist organizations commenced in parallel to their continued rocket and terror attacks. Moreover, the attacks by Hamas and Hezbollah, and Israel’s defensive measures, may result in a greater regional conflict. Since the outbreak of the war, other regional actors, including Iran, have taken military action against Israel. It is currently not possible to predict the duration or severity of the ongoing conflict or its effects on the Company’s business, operations and financial conditions. The situation could disrupt certain of the Company’s business and operations, among others. The Company has elected to store manufactured drug substance in multiple locations, both within and outside of Israel, to mitigate the risk of loss due to the military operations. As of the issuance of these financial statements, the impact of the war has not had an adverse effect on the Company’s operations.

The Company expects to continue to incur significant expenditures in the near future due to research and developments efforts with respect to its product candidates. The Company believes that its cash and cash equivalents and short-term bank deposits as of December 31, 2024, are sufficient to satisfy the Company’s capital needs for at least 12 months from the date that these financial statements are issued.

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

f.    Accounts Receivables

Accounts receivable have been reduced by an allowance for credit losses. The Company maintains the allowance for estimated losses resulting from the inability of the Company’s customers to make required payments. The allowance represents the current estimate of lifetime expected credit losses over the remaining duration of existing accounts receivable considering current market conditions and supportable forecasts when appropriate. The estimate is a result of the Company’s ongoing evaluation of collectability, customer creditworthiness, historical levels of credit losses and future expectations. As of December 31, 2024 and 2023, the allowance was negligible.

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

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The transaction price is the consideration to which the Company expects to be entitled from the customer. The consideration promised in a contract with a Company’s customer is based on either fixed amounts or variable amounts. Variable amounts are based on the average net selling price of the drug product in the applicable territory. The Company estimates the variable consideration and recognizes revenue only to the extent the variable consideration is probable and that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Prior to recognizing revenue from variable consideration, the Company uses significant judgment to determine the probability of significant reversal of such revenue.

2.    Revenues from Chiesi Agreements

The Company has identified two performance obligations in each of the Chiesi Ex-US Agreement and the Chiesi US Agreement (collectively, the “Chiesi Agreements”) as follows: (1) the license and research and development services and (2) the contingent performance obligation regarding future manufacturing.

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

The transaction price was comprised of fixed consideration and variable consideration (capped research and development reimbursements). Under ASC 606, the consideration to which the Company would be entitled upon the achievement of contractual milestones, which are contingent upon the occurrence of future events, are a form of variable consideration. The Company estimates variable consideration using the most likely amount method. Amounts included in the transaction price are recognized only when it is probable that a significant reversal of cumulative revenues will not occur. Prior to recognizing revenue from variable consideration, the Company uses significant judgment to determine the probability of significant reversal of such revenue. Following the approval of Elfabrio by the FDA in 2023, the Company received a milestone payment equal to $20.0 million which was recognized as revenue from license and R&D services.

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of December 31, 2023, the accounts receivables balance was composed of $0.7 million from Chiesi and $4.6 million from Pfizer and as of December 31, 2024, the accounts receivables balance was composed of $1.7 million from Fiocruz and $1.2 million from Pfizer.

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

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

o.    Net earnings (loss) per share

Basic earnings (loss) per share is calculated by dividing the net income (loss) by the weighted average number of shares of common stock, par value $0.001 per share (the “Common Stock”), outstanding during each period.

Diluted earnings per share is calculated by dividing (a) the net income that includes addition of financial expenses related to convertible notes by (b) the weighted-average number of shares of Common Stock outstanding during each period increased to include the number of additional shares of Common Stock that would have been outstanding if the potentially dilutive shares had been issued.

In computing diluted earnings per share, basic earnings per share are adjusted to take into account the potential dilution that could occur upon: (i) the exercise of options and non-vested restricted stock granted under employee stock compensation plans using the treasury stock method; (ii) the exercise of warrants using the treasury stock method; and (iii) the conversion of the convertible notes using the “if-converted” method.

p.    Convertible notes

In September 2024, the Company repaid in full all of the outstanding principal and interest payable under its 7.50% Senior Secured Convertible Notes due 2024 (the “2024 Notes”). The repayment of the convertible notes at maturity was financed entirely with available cash.

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

Starting from January 1, 2024, the convertible debt instruments were accounted for as a single liability measured at amortized cost. See Note 1(r).

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

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

r.    New accounting pronouncements

Recently adopted accounting pronouncements

In August 2020, the FASB issued ASU 2020-06 “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815 – 40)” (“ASU 2020-06”). ASU 2020-06 simplifies the accounting for convertible instruments by removing certain separation models in ASC 470-20, Debt—Debt with Conversion and Other Options, for convertible instruments. ASU 2020-06 updates the guidance on certain embedded conversion features that are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in capital, such that those features are no longer required to be separated from the host contract. The convertible debt instruments will be accounted for as a single liability measured at amortized cost. This will also result in the interest expense recognized for convertible debt instruments to be typically closer to the coupon interest rate when applying the guidance in Topic 835. On January 1, 2024, the Company adopted ASU 2020-06 using the modified retrospective method of adoption. Under this method, the Company applied the guidance to the 2024 Notes at the adoption date and was required to make an adjustment to January 1, 2024, opening accumulated deficit balance and additional paid in capital. The prior period consolidated financial statements have not been retrospectively adjusted and continue to be reported under the accounting standards in effect for those periods. Under ASU 2020-06, the 2024 Notes (debt and conversion option) are accounted for as a liability. The impact to the Company’s consolidated balance sheet as of January 1, 2024 resulting from its adoption of ASU 2020-06 is as follows:

	As Reported	Updated
	December 31,	January 1,	Effect of
(U.S. dollars in thousands)	2023	2024	Change
Convertible notes	$20,251	$20,420	$169
Additional paid in capital	415,045	414,652	(393)
Accumulated deficit	381,549	381,325	224

In November 2023, the FASB issued ASU 2023-07 “Segment Reporting: Improvements to Reportable Segment Disclosures.” This guidance expands public entities’ segment disclosures primarily by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (the “CODM”) and included within each reported measure of segment profit or loss and an amount and description of its composition for other segment items. The Company adopted this standard in the current period retrospectively to all prior periods presented in its consolidated financial statements. See Note 13.

Recently issued accounting pronouncements, not yet adopted

In December 2023, the FASB issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” This guidance is intended to enhance the transparency and decision-usefulness of income tax disclosures. The amendments in ASU 2023-09 address investor requests for enhanced income tax information primarily through changes to disclosure regarding rate reconciliation and income taxes paid

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

both in the U.S. and in foreign jurisdictions. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 on a prospective basis with the option to apply the standard retrospectively. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements disclosures.

In November 2024, the FASB issued ASU 2024-03 “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses,” which requires disclosure about the types of costs and expenses included in certain expense captions presented on the income statement. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted, and may be applied either prospectively or retrospectively. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements disclosures.

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

b.    In October 2017, Protalix Ltd. entered into the Chiesi Ex-U.S. Agreement with respect to the commercialization of pegunigalsidase alfa (hereafter – the drug) for the treatment of Fabry disease. Under the terms of the Chiesi Ex-U.S. Agreement, Protalix Ltd. granted to Chiesi exclusive licensing rights for the commercialization of the drug for all markets outside of the United States. At the effective date, Protalix Ltd. had maintained the exclusive commercialization rights to the drug in the United States, which rights were subsequently granted to Chiesi in July 2018.

Protalix Ltd. is mainly responsible for (i) continuing the development of the drug until a regulatory approval is granted and (ii) manufacture and supply the drug to Chiesi, based on Chiesi’s requests.

The consideration consists of the following:

1.	Upfront, non-refundable payment of $25.0 million.
2.	Additional payments of up to $25.0 million in development costs, capped at $10.0 million per year.
3.	Payments for additional studies, as may be approved from time to time by Chiesi.
4.	Milestone payments of up to $320.0 million with respect to certain regulatory and commercial events as defined in the Chiesi Ex-U.S.Agreement.
5.	Additional payments as consideration for the supply of the drug. The payment will vary from 15% to 35% of Chiesi’s average selling price of the drug, depending on the amount of annual sales.

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	Protalix Ltd. will be the sole manufacturer of the drug.

Chiesi does not have sublicensing rights (except for certain territories).

In July 2018, Protalix Ltd. entered into the Chiesi US Agreement with respect to the commercialization of the drug for the treatment of Fabry disease. Under the terms of the Chiesi US Agreement, Protalix Ltd. granted to Chiesi exclusive licensing rights for the commercialization of the drug for all markets in the United States. Protalix Ltd. is mainly responsible for (i) continuing the development of the drug until a regulatory approval is granted, (ii) continuing certain clinical development efforts in relation to the drug after a regulatory approval is granted and (iii) manufacture and supply the drug to Chiesi, based on Chiesi’s requests.

The consideration consists of the following:

1.	Upfront, non-refundable payment of $25.0 million.
2.	Additional payments of up to $20.0 million in development costs, capped at $7.5 million per year.
3.	Payments for additional studies, as may be approved from time to time by Chiesi.
4.	Milestone payments of up to $760.0 million with respect to certain regulatory and commercial events as defined in the Chiesi US Agreement, which has been reduced to $735.0 million.
5.	Additional payments as consideration for the supply of the drug. The payment will vary from 15% to 40% of Chiesi’s average selling price of the drug, depending on the amount of annual sales.
6.	Protalix will be the sole manufacturer of the drug.

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

NOTE 3 - PROPERTY AND EQUIPMENT

a.	Composition of property and equipment grouped by major classifications is as follows:

	December 31,
(U.S. dollars in thousands)	2023	2024
Laboratory equipment	$18,933	$19,043
Furniture and computer equipment	3,084	3,374
Leasehold improvements	17,644	17,913
	$39,661	$40,330
Less – accumulated depreciation and amortization	(34,688)	(35,739)
	$4,973	$4,591

b.    Depreciation in respect of property and equipment totaled approximately $1.1 million, $1.2 million and $1.3 million for the years ended December 31, 2022, 2023 and 2024, respectively.

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - INVENTORIES

a.	Inventories at December 31, 2023 and 2024 consisted of the following:

	December 31,
(U.S. dollars in thousands)	2023	2024
Raw materials	$4,176	$4,549
Work in progress	9,055	11,245
Finished goods	5,814	5,449
Total inventory	$19,045	$21,243

b.    During the years ended December 31, 2022, 2023 and 2024, the Company recorded approximately $0.04 million, $0.8 million and $0.09 million, respectively, for write-down of inventory under cost of goods sold.

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

The liability is funded in part from the purchase of insurance policies or by the establishment of pension funds with dedicated deposits in the funds. The amounts used to fund these liabilities are included in the Company’s balance sheets under “Funds in respect of employee rights upon retirement.” These policies are the Company’s assets. However, under labor agreements and subject to certain limitations, any policy may be transferred to the ownership of the individual employee for whose benefit the funds were deposited. In the years ended December 31, 2022, 2023 and 2024, the Company deposited approximately $96,000, $142,000 and $32,000, respectively, with insurance companies in connection with its severance payment obligations.

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

The amounts of severance pay expenses were approximately $945,000, $801,000 and $820,000 for each of the years ended December 31, 2022, 2023 and 2024, respectively, of which approximately $800,000, $798,000 and $859,000 in the years ended December 31, 2022, 2023 and 2024, respectively, were in respect of the Contribution Plans. Gain (loss) on amounts funded in respect of employee rights upon retirement totaled approximately $(3,000), $50,000 and $18,000 for the years ended December 31, 2022, 2023 and 2024, respectively.

The Company expects to contribute approximately $956,000 in the year ending December 31, 2025 to insurance companies in connection with its severance liabilities, approximately $931,000 of which will be contributed to one or more Contribution Plans.

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the five-year period following December 31, 2024, the Company expects that up to 10 employees may retire upon normal retirement age.

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

Under the terms of the applicable funding arrangements, royalties of 3% to 6% are payable on the sale of products developed from projects funded by NATI or the IIA, which payments shall not exceed, in the aggregate, 100% of the amount of the grant received (dollar linked), plus, commencing upon January 1, 2001, interest at an annual rate based on SOFR. In addition, if the Company receives approval to manufacture products developed with government grants outside the State of Israel, it will, subject to certain exceptions, be required to pay an increased total amount of royalties, depending on the manufacturing volume that is performed outside the State of Israel, and, possibly, an increased royalty rate.

Royalty expenses to NATI or the IIA are included in the statement of operations as a component of the cost of revenues and were approximately $1.2 million, $1.9 million and $1.6 million during the years ended December 31, 2022, 2023 and 2024, respectively.

At December 31, 2023 and 2024, the maximum total royalty amount payable by the Company under these funding arrangements is approximately $35.5 million and $33.9 million, respectively (without interest, assuming 100% of the funds are payable).

b.    Subcontracting Agreements

The Company has entered into sub-contracting agreements with several clinical providers and consultants in Israel, the United States and certain other countries in connection with its primary product development process. As of December 31, 2024, total commitments under said agreements were approximately $1.5 million.

c.    Fill/Finish Agreement

On August 29, 2022, the Company entered into a Fill/Finish Agreement (the “F/F Agreement”) and a Letter Agreement, in each case with Chiesi. The Company agreed to supply Chiesi with drug substance for pegunigalsidase alfa and, following relevant technology and technical information transfer activities, Chiesi has agreed, among other things, to provide the Company with commercial fill/finish services for pegunigalsidase alfa, including to support the global launch of pegunigalsidase alfa. The F/F Agreement did not change the terms and conditions of the Chiesi Agreements. Subsequently, in November 2024, the Company and Chiesi amended the F/F Agreement to provide that a different Chiesi facility may act as a secondary supplier of such services and that the F/F Agreement shall have an initial term of 10 years, unless terminated earlier in accordance with the terms of the F/F Agreement. Prior to expiration of the initial term, the term may be extended by mutual agreement for an additional period of seven years upon mutual written agreement prior to expiration of the initial term. Under the F/F Agreement, the Company is obligated to pay to Chiesi an amount equal to €2.5 million in connection with the necessary technology

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

transfer, QA tests and capital expenditures. Such amount is to be paid over the term of the F/F agreement based on the actual vials produced by Chiesi thereunder. Under the amendment, the Company and Chiesi agreed to share equally the costs of establishing the new facility as an alternative source for Fill/Finish. The Company’s share of such costs amounting to $400,000 shall be due and payable upon Chiesi’s completion of the manufacture of the requisite validation batches and issuance of the process validation report.

NOTE 7 - OPERATING LEASES

The Company is a party to several lease agreements for its facilities, the latest of which has been extended until 2026. The Company has the option to extend certain of such agreements on one additional occasion for an additional five-year period. During the extended lease period, the aggregate monthly rental payments will increase by 7.5%-10% for the option. The Company expects to exercise the final option in future periods. As of December 31, 2024, the Company provided bank guarantees of approximately $513,000, in the aggregate, to secure the fulfillment of its obligations under the lease agreements.

The Company entered into several three-year leases for vehicles which are regularly amended as new vehicles are leased.

The following table sets forth data regarding the Company’s operating leases for the years ended December 31, 2022, 2023 and 2024:

	Year ended December 31,
(U.S. dollars in thousands)	2022	2023	2024
Operating lease costs	$1,398	$1,471	$1,639
Cash paid for amounts included in the measurement of lease liabilities	1,404	1,484	1,634
Weighted average remaining lease term (in years)	8.2	6.8	6.0
Weighted average discount rate	12.8%	12.8%	12.8%

The following table sets forth a maturity analysis of the Company’s operating lease liabilities as of December 31, 2024:

(U.S. dollars in thousands)	December 31, 2024
2025	$1,500
2026	$1,241
2027	$1,085
2028	$1,040
2029 and thereafter	$3,003
Total undiscounted cash flows	$7,869
Less: imputed interest	$2,343
Present value of operating lease liabilities	$5,526

NOTE 8 - SHARE CAPITAL

a.    Authorized Capital

Under the Company’s Certificate of Incorporation, as amended, the Company is authorized to issue 185,000,000 shares of Common Stock and 100,000,000 shares of preferred stock, par value $0.0001 per share.

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

c.    Stock based compensation

On December 14, 2006, the Board of Directors adopted the Protalix BioTherapeutics, Inc. 2006 Stock Incentive Plan, as amended (the “Plan”). The Plan has since been amended to, among other things, increase the number of shares of Common Stock available under the Plan to 17,475,171 shares. The grant of options to Israeli employees under the Plan is subject to the terms stipulated by Sections 102 and 102A of the Israeli Income Tax Ordinance (the “Ordinance”). Each option grant made to an Israeli citizen is subject to the track chosen by the Company, either Section 102 or Section 102A of the Ordinance, and pursuant to the terms thereof, the Company is not allowed to claim, as an expense for tax purposes, the amounts credited to employees as a benefit, including amounts recorded as salary benefits in the Company’s accounts, in respect of options granted to employees under the Plan, with the exception of the work-income benefit component, if any, determined on the grant date. For Israeli non-employees, the share option plan is subject to Section 3(i) of the Ordinance.

As of December 31, 2024, 4,139,412 shares of Common Stock remain available for grant under the Plan.

The vesting period of the outstanding options and restricted shares is generally three or four years from the date of grant. The rights of common stock obtained from the exercise of options (once vested) and the restricted stock are identical to those of other common stock of the Company. The contractual term of these options is primarily for ten years.

For purposes of determining the fair value of restricted stock granted to employees and non-employees, the Company’s management uses the fair value of the Common Stock. The fair value of options granted for both employees and directors is estimated at the date of grant using the Black-Scholes option-pricing model.

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Options and restricted stock granted to employees and directors:

A summary of share option plans, and related information, under all of the Company’s equity incentive plans for the year ended December 31, 2024, and the effect of share-based compensation on the statement of operations for the year ended December 31, 2024, is as follows:

a)	Options granted to employees and directors:

	Year ended December 31, 2024
		Weighted
	Number	average
	of	exercise
	options	price
Outstanding at beginning of year	6,965,601	$2.13
Changes during the year:
Granted	1,015,725	1.10
Forfeited	(326,969)	1.36
Expired	(252,062)	3.60
Outstanding at end of year	7,402,295	$1.98
Exercisable at end of year	4,247,896	$2.49

b)	Restricted stock granted to employees:

	Year Ended December 31, 2024
		Weighted
	Number of	average
	Restricted	of fair value
	Stock	at grant date
Outstanding at beginning of year	1,173,670	$2.16
Changes during the year:
Granted	704,869	1.24
Forfeited	(23,410)	1.99
Vested	(992,313)	$1.91
Non vested at end of year	862,816	$1.70

c)	The following table summarizes information concerning outstanding and exercisable options as of December 31, 2024:

	December 31, 2024
	Options outstanding		Options exercisable
	Number of	Weighted		Weighted
	options	average		average
	outstanding	remaining	Number of	remaining
Exercise	at end of	contractual	options	contractual
prices	year	life	exercisable	life
$1.03-$2.00	5,899,166	7.94	2,744,767	6.95
$3.55-$3.73	994,679	4.61	994,679	4.61
$4.69-$5.60	435,500	3.88	435,500	3.88
$17.20	72,950	0.21	72,950	0.21
	7,402,295		4,247,896

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2024, the aggregate intrinsic value of all the outstanding options and exercisable options was approximately $1.0 million and $0.5 million, respectively.

d)	The weighted average grants date fair value of restricted stock granted in 2022, 2023 and 2024 was $0.82, $1.99 and $1.24, respectively.
e)

The fair value of each option granted during 2022, 2023 and 2024 for both employees and directors is estimated at the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions were applied in determining the options’ fair value on their grant date:

	Year Ended December 31,
	2022	2023	2024
Weighted average grants date fair value (USD)	1.03	1.84	1.10
Exercise price (USD)	1.03	1.84	1.10
Risk free rate	3.32%	4.44%	3.55%
Volatility	85.94%	79.41%	79.29%
Dividend yield	0%	0%	0%
Expected life (Years)	6	5.75	5.75

f)

The total unrecognized compensation cost of employee stock options at December 31, 2024 is approximately $1.3 million. The unrecognized compensation cost of employee stock options is expected to be recognized over a weighted average period of 0.8 years.

During the three years ended December 31, 2024, there were no exercises of stock options, and the Company did not realize any tax benefit in connection with any exercises.

The total vesting-date value of equity classified restricted stock vested during the year ended December 31, 2024 was $1.2 million. As of December 31, 2024, the unrecognized compensation cost related to all unvested equity classified restricted stock of $0.6 million is expected to be recognized as an expense over a weighted-average period of 0.7 years.

g)	The following table illustrates the effect of share-based compensation on the statement of operations:

	Year ended December 31,
(U.S. dollars in thousands)	2022	2023	2024
Cost of goods sold	$135	$596	$631
Research and development expenses	518	777	589
Selling, general and administrative expenses	1,432	2,075	2,033
	$2,085	$3,448	$3,253

d.    Private and 144A Offerings

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

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

e.    At-the-Market (ATM) Offering

On July 2, 2021, the Company entered into an At The Market Offering Agreement (the “2021 Sales Agreement”) with H.C. Wainwright & Co., LLC, as the Company’s sales agent (the “Agent”) which was amended on May 2, 2022. Pursuant to the terms of the 2021 Sales Agreement, the Company was able to sell from time to time through the Agent, shares of Common Stock having an aggregate offering price of up to $20.0 million (the “ATM Shares”). During the term of the 2021 Sales Agreement which ended during the quarter ended March 31, 2023, the Company sold a total of 13,980,060 ATM Shares for total gross proceeds of approximately $20.0 million, thereby completing the ATM program under said agreement.

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

During the year ended December 31, 2024, the Company sold, in the aggregate 2,216,692 shares of Common Stock under the 2023 Sales Agreement. The Company generated gross proceeds equal to approximately $3.8 million in connection with such sales (issuance cost was approximately $0.1 million). All such sales were completed during the quarter ended December 31, 2024. Subsequent to December 31, 2024, the Company sold the remaining amount of shares of Common Stock available for sale under the 2023 Sales Agreement thereby completing the ATM program thereunder.

NOTE 9 - CONVERTIBLE NOTES

In September 2024, the Company repaid all of the $20.42 million outstanding principal and interest payable under the 2024 Notes. The repayment of the convertible notes at maturity was financed entirely with available cash.

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The 2024 Notes were issued pursuant to an indenture entered into between the Company, the guarantors party thereto, The Bank of New York Mellon Trust Company, N.A., as trustee and Wilmington Savings Fund Society, FSB, as collateral agent. Interest on the 2024 Notes was payable semi-annually at a rate of 7.50% per annum. The outstanding 2024 Notes matured three years after the issuance thereof and were guaranteed by the Company’s subsidiaries. The 2024 Notes were secured by perfected liens on all of the assets of the Company and its subsidiaries.

The following table sets forth total interest expense recognized related to the 2024 Notes:

	Year Ended December 31,
(U.S. dollars in thousands)	2022	2023	2024*
Contractual interest expense	$2,156	$2,534	$1,022
Amortization of debt issuance costs and debt discount	300	267	—
Total	$2,456	$2,801	$1,022

* See also Note 1(r).

NOTE 10 - FAIR VALUE MEASUREMENT

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

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – NET EARNINGS (LOSS) PER SHARE

Basic and diluted net earnings (loss) per share attributable to common stockholders were calculated as follows:

	Year Ended December 31,
(In thousands, except share data)	2022	2023	2024
Numerator:
Net income (loss) for diluted calculation	$(14,927)	$8,312	$2,932
Add:
Financial expenses of 2024 Notes*		(1,168)	39
Net income (loss) for diluted calculation	$(14,927)	$7,144	$2,971
Denominator:
Weighted average shares of Common Stock outstanding for basic calculation	48,472,159	67,512,527	72,530,698
Weighted average dilutive effect of 2024 Notes		13,335,430	7,667,323
Weighted average dilutive effect of stock options and restricted stock		1,576,059	859,155
Weighted average shares of Common Stock outstanding for diluted calculation	48,472,159	82,424,016	81,057,176

* Financial expenses on 2024 Notes consists of add back of financial expense incurred during the year and inclusion of make-whole interest payments that will be incurred upon conversion.

Diluted loss per share do not include 34,097,716 shares of Common Stock underlying outstanding stock options, warrants and convertible notes of the Company for the year ended December 31, 2022 because the effect would be anti-dilutive. In the year ended December 31, 2023, the diluted earnings per share do not include 18,254,264 shares of Common Stock underlying outstanding warrants and stock options because the effect would be anti-dilutive. In the year ended December 31, 2024, the diluted earnings per share do not include 16,661,907 shares of Common Stock underlying outstanding warrants and stock options because the effect would be anti-dilutive.

NOTE 12 - TAXES ON INCOME

a.	The Company

Protalix BioTherapeutics, Inc. is taxed according to U.S. tax laws. The Company’s income is taxed in the United States at a rate of up to 21%.

The following table summarizes the Company’s taxes on income:

	Year Ended December 31,
(U.S. dollars in thousands)	2022	2023	2024
Current taxes on income	$530	$3,346	$986
Deferred taxes on income		(3,092)	236
Total taxes on income	$530	$254	$1,222

Following the regulatory approvals for Elfabrio in May 2023, the receipt of the $20.0 million milestone payment and the launch of Elfabrio in the United States, the Company released the valuation allowance previously recorded on deferred tax assets in respect of its NOLs in the United States resulting in a net tax benefit of $3.1 million. The Company concluded that, based upon the preponderance of positive evidence over negative evidence and the anticipated ability to use the deferred tax assets, it was more likely than not

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

that these deferred tax assets would be realizable due to forecasted profits. The Company considered the following: (i) cumulative profits for tax over the previous 12 quarters in its U.S. operations; (ii) the impact of Section 174 of the U.S. Tax Cuts and Jobs Act, which was enacted into law in December 2017 (the “TCJA”) which requires the Company to capitalize and amortize its research and development expenses over 15 years; and (iii) its forecasted profits in the United States following the regulatory approvals of Elfabrio.

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

Modification of interest expense limitation rules under the TCJA provides generally that for taxable years 2019-2022 interest expense deduction shall be limited to 50% of the EBITDA and for taxable years 2022 onwards to 30% of EBIT. Disallowed interest deduction may be carried forward indefinitely. The Company believes that any potential impact (if applicable) of this limitation will be offset by utilization of available NOLs.

Section 174 of the TCJA requires taxpayers to capitalize and amortize research and development expenses for tax years beginning after December 31, 2021. This rule became effective for the Company during the year ended December 31, 2022, and resulted in the capitalization of research and development costs of approximately $28.5 million, $14.4 million and $11.9 million in 2022, 2023 and 2024, respectively. The Company will amortize these costs for tax purposes over 15 years for research and development performed outside the United States and over five years in the United States.

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

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

c.    Conditions for entitlement to the benefits

The Israeli Subsidiary’s entitlement to the benefits described above is subject to its fulfillment of conditions stipulated by the law, rules and regulations published thereunder, and the instruments of approval for the specific investment in an approved enterprise. Failure by the Israeli Subsidiary to comply with these conditions may result in the cancellation of the benefits, in whole or in part, and the Israeli Subsidiary may be required to refund the amount of the benefits with interest. The Israeli Subsidiary received a final implementation approval with respect to its “Approved Enterprise” from the Investment Center.

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

c.    Tax losses carried forward to future years

As of December 31, 2024 and 2023, the Company had aggregate NOL carry-forwards equal to approximately $227.2 million and $234.8 million, respectively, that are available to reduce future taxable income as follows:

1.	The Company

The Company’s carry-forward NOLs, equal to approximately $24.4 million and $22.2 million as of December 31, 2023 and 2024, respectively, may be restricted under Section 382 of the Internal Revenue Code (“IRC”). IRC Section 382 applies whenever a corporation with NOL experiences an ownership change. As a result of IRC Section 382, the taxable income for any post change year that may be offset by a pre-change NOL may not exceed the general IRC Section 382 limitation, which is the fair market value of the pre-change entity multiplied by the IRC long-term tax exempt rate.

2.	Protalix Ltd.

At December 31, 2023 and 2024, the Israeli Subsidiary had approximately $210.4 million and $205.0 million, respectively, of carry-forward NOLs that are available to reduce future taxable income with no limited period of use.

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

d.    Deferred income taxes:

The components of the Company’s net deferred tax assets at December 31, 2023 and 2024 were as follows:

	December 31,
(U.S. dollars in thousands)	2023	2024
In respect of:
Research and development expenses	$4,625	$3,055
Other timing differences	(1,387)	452
Net operating loss carry forwards	51,472	50,014
Valuation allowance	(51,618)	(50,665)
	3,092	2,856

Deferred taxes are computed using the tax rates expected to be in effect when those differences reverse.

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

e.    Reconciliation of the theoretical tax expense to actual tax expense

A reconciliation of the statutory U.S. federal income tax rate of 21% in 2024, 2023 and 2022 to the effective income tax rate is as follows:

	Year Ended December 31,
(U.S. dollars in thousands)	2022	2023	2024
Tax computed at the statutory U.S. income tax rate	$(3,023)	$1,799	$872
Differences in tax rate	1,512	(899)	(436)
Statutorily non-deductible expenses	2,979	1,684	506
Change in Valuation allowances	(2,970)	(6,932)	(953)
Utilization of carry-forward losses and other temporary items without deferred taxes recognition	2,032	3,602	1,233
Withholding tax	-	1,000	-
	$530	$254	$1,222

f.    Valuation allowance roll-forward

The following table presents the change in the Company’s valuation allowance during the periods presented:

(U.S. dollars in thousands)
Balance at December 31, 2022	$(58,550)
Additions to valuation allowance	(728)
Reductions to valuation allowance	7,660
Balance at December 31, 2023	$(51,618)

Balance at December 31, 2023	$(51,618)
Additions to valuation allowance	-
Reductions to valuation allowance	953
Balance at December 31, 2024	$(50,665)

g.    Uncertain tax position

Provisions of ASC 740-10, Income Taxes, clarify whether to recognize assets or liabilities for tax positions taken that may be challenged by a tax authority. A reconciliation of the beginning and ending amount of unrecognized tax benefits, is as follows:

(U.S. dollars in thousands)
Balance at December 31, 2022	$530
Increase for tax position related to current year	275
Balance at December 31, 2023	$805

Balance at December 31, 2023	$805
Increase for tax position related to current year	-
Balance at December 31, 2024	$805

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

h.    Tax assessments

In accordance with the Income Tax Ordinance, as of December 31, 2024, all of Protalix Ltd.’s tax assessments through tax year 2019 are considered final.

A summary of open tax years by major jurisdiction is presented below:

Jurisdiction:	Years:
Israel	2020-2024
United States (*)	2021-2024

(*)	Includes federal, state and local (or similar provincial jurisdictions) tax positions.

NOTE 13 – SEGMENT INFORMATION

a.	The Company operates in Israel as a single operating segment. The Company’s President and Chief Executive Officer is the CODM. The CODM makes decisions on resource allocation, assesses performance of the business and monitors budget versus actual results on a consolidated basis.
b.	Segment information:

	Year Ended December 31,
(U.S. dollars in thousands)	2022	2023	2024
Revenues from customers	$47,638	$65,494	$53,399
Less:
Employee salaries and related expenses	19,388	24,075	21,780
Sub-contractors expense	24,181	14,008	8,682
interest expense	2,529	3,180	1,062
Interest income	(1,146)	(1,286)	(1,299)
Depreciation	1,086	1,191	1,304
Other segment expenses*	15,997	15,760	17,716
Income before income taxes	(14,397)	8,566	4,154
Taxes on income	530	254	1,222
Segment net income	$(14,927)	$8,312	$2,932

* Other expenses included in net income includes raw materials, rent and utilities and others.

c.	The following table summarizes the Company’s disaggregation of revenues:

	Year Ended December 31,
(U.S. dollars in thousands)	2022	2023	2024
Gaucher disease:
Pfizer (Ireland)	$12,403	$12,522	$12,617
Fiocruz (Brazil)	$9,452	$10,401	$11,031
Fabry disease:
Chiesi (Italy)	$3,437	$17,495	$29,333
Total revenues from selling goods	$25,292	$40,418	$52,981
Revenues from license and R&D services	$22,346	$25,076	$418

d.	Long lived assets are located in Israel.

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - SUPPLEMENTARY FINANCIAL STATEMENT INFORMATION

a.     Balance sheets:

	December 31,
(U.S. dollars in thousands)	2023	2024
a. Other assets:
Institutions	$482	$486
Prepaid expenses	444	500
Sundry	129	110
	$1,055	$1,096

	December 31,
(U.S. dollars in thousands)	2023	2024
b. Accounts payable and accruals – other:
Payroll and related expenses	$1,437	$1,343
Interest payable	511	-
Provision for vacation	1,605	1,811
Accrued expenses	9,009	9,568
Royalties payable	637	1,080
Income tax payable	2,876	3,476
Payable to customer	-	2,056
Sales reserves (1)	2,861	-
Property and equipment suppliers	614	254
	$19,550	$19,588

(1) The balance as of December 31, 2024 is based on a final reconciliation that was performed with the customer.

NOTE 15 - RELATED PARTY TRANSACTIONS

a.	Non-Executive Director Compensation

	Year Ended December 31,
(U.S. dollars in thousands)	2022	2023	2024
Compensation (including share-based compensation) to the non-executive directors	$368	$429	$555

b.	In September 2023, with the consent of the Audit Committee of the Board of Directors, the Company engaged one of its non-executive directors to advise the Company regarding business development and licensing efforts on a consultancy basis. For the years ended December 31, 2023 and 2024, we recorded an expense of a total of $35,475 and $1,350 for such consulting fees, respectively.

NOTE 16 - SUBSEQUENT EVENTS

a.	Since December 31, 2024, the Company has collected approximately $4.0 million from sales to Pfizer and approximately $2.9 million from sales to Brazil.
b.	Since December 31, 2024, the Company sold, in the aggregate 1,223,935 shares of Common Stock under the 2023 Sales Agreement. The Company generated gross proceeds equal to approximately $2.5 million in connection with such sales. As a result of such sales, no shares remain available for sale under the 2023 Sales Agreement and the ATM program thereunder is now complete.

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

c.	Since December 31, 2024, the Company issued 908,000 shares of Common Stock in connection with the exercise of warrants issued in 2020 generating proceeds equal to approximately $2.1 million from such exercises. The warrants expired on March 11, 2025. Accordingly, as of March 12, 2025, no warrants remain outstanding.
d.	In January 2025, the Company deregistered Protalix BV in the Netherlands thereby ending its corporate existence.