Form 10-Q
period 2025-03-31
Protalix BioTherapeutics, Inc.
filed 2025-05-09
CIK 1006281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

On May 1, 2025, approximately 79,607,115 shares of the Registrant’s common stock, $0.001 par value, were outstanding.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

PROTALIX BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands)

(Unaudited)

	March 31, 2025	December 31, 2024

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$19,458	$19,760
Short-term bank deposits	15,285	15,070
Accounts receivable – Trade	4,675	2,909
Other assets	1,590	1,096
Inventories	19,506	21,243
Total current assets	$60,514	$60,078

NON-CURRENT ASSETS:
Funds in respect of employee rights upon retirement	$459	$462
Property and equipment, net	4,725	4,591
Deferred income tax asset	2,969	2,856
Operating lease right of use assets	5,225	5,430
Total assets	$73,892	$73,417

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accruals:
Trade	$4,121	$4,533
Other	18,776	19,588
Operating lease liabilities	1,425	1,500
Total current liabilities	$24,322	$25,621

LONG TERM LIABILITIES:
Liability for employee rights upon retirement	$551	$559
Operating lease liabilities	3,811	4,026
Total long term liabilities	$4,362	$4,585
Total liabilities	$28,684	$30,206

COMMITMENTS

STOCKHOLDERS' EQUITY	45,208	43,211
Total liabilities and stockholders' equity	$73,892	$73,417

The accompanying notes are an integral part of the condensed consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(U.S. dollars in thousands, except share and per share data)

(Unaudited)

	Three Months Ended
	March 31, 2025	March 31, 2024
REVENUES FROM SELLING GOODS	$9,995	$3,677
REVENUES FROM LICENSE AND R&D SERVICES	118	71
TOTAL REVENUE	10,113	3,748
COST OF GOODS SOLD	(8,180)	(2,602)
RESEARCH AND DEVELOPMENT EXPENSES	(3,475)	(2,887)
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(2,603)	(3,115)
OPERATING LOSS	(4,145)	(4,856)
FINANCIAL EXPENSES	(6)	(390)
FINANCIAL INCOME	419	513
FINANCIAL INCOME, NET	413	123
LOSS BEFORE TAXES ON INCOME	(3,732)	(4,733)
TAX BENEFIT	113	138
NET LOSS	$(3,619)	$(4,595)
LOSS PER SHARE OF COMMON STOCK - BASIC AND DILUTED	$(0.05)	$(0.06)
WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK
USED IN COMPUTING LOSS PER SHARE (basic and diluted)	76,611,980	73,036,569

The accompanying notes are an integral part of the condensed consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ EQUITY

(U.S. dollars in thousands, except share data)

(Unaudited)

			Additional
	Common	Common	Paid-In	Accumulated
	Stock (1)	Stock	Capital	Deficit	Total
	Number of
	Shares	Amount
Balance at January 1, 2024	72,952,124	$73	$415,045	$(381,549)	$33,569
Changes during the three-month period ended March 31, 2024:
Initial adoption of ASU 2020-06			(393)	224	(169)
Share-based compensation related to stock options			500		500
Share-based compensation related to restricted stock awards	100,000	*	481		481
Net loss for the period				(4,595)	(4,595)
Balance at March 31, 2024	73,052,124	$73	$415,633	$(385,920)	$29,786
Balance at January 1, 2025	75,850,275	$76	$421,528	$(378,393)	$43,211
Changes during the three-month period ended March 31, 2025:
Issuance of common stock under the Sales Agreement, net	1,325,179	1	2,860		2,861
Share-based compensation related to stock options			336		336
Share-based compensation related to restricted stock awards			204		204
Exercise of warrants and options	958,375	1	2,214		2,215
Net loss for the period				(3,619)	(3,619)
Balance at March 31, 2025	78,133,829	$78	$427,142	$(382,012)	$45,208

*Represents an amount equal to less than $1.

(1) Common stock, $0.001 par value; Authorized – as of March 31, 2025 and December 31, 2024 – 185,000,000 shares.

The accompanying notes are an integral part of the condensed consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

(Unaudited)

	Three Months Ended
	March 31, 2025	March 31, 2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,619)	$(4,595)
Adjustments required to reconcile net loss to net cash provided by (used in) operating activities:
Share-based compensation	540	981
Depreciation	346	322
Financial income, net	(375)	(471)
Changes in accrued liability for employee rights upon retirement	3	8
Changes in deferred income tax asset	(113)	(138)
Gain on amounts funded in respect of employee rights upon retirement	-	(3)
Changes in operating assets and liabilities:
Increase in contracts liability	-	11,039
Decrease (increase) in accounts receivable-trade and other assets	(2,275)	1,746
Changes in operating lease right of use assets, net	(18)	14
Decrease (increase) in inventories	1,737	(3,301)
Decrease in accounts payable and accruals	(1,284)	(1,414)
Net cash provided by (used in) operating activities	$(5,058)	$4,188

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	$(306)	$(598)
Amounts funded in respect of employee rights upon retirement, net	(6)	(8)
Net cash used in investing activities	$(312)	$(606)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock under the Sales Agreement, net	$2,861	$-
Exercise of warrants and options	2,215	-
Net cash provided by financing activities	$5,076	$-
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	$(8)	$(7)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(302)	3,575
BALANCE OF CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	19,760	23,634
BALANCE OF CASH AND CASH EQUIVALENTS AT END OF PERIOD	$19,458	$27,209

The accompanying notes are an integral part of the condensed consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

(Unaudited)

(Continued) – 2

	Three Months Ended
	March 31, 2025	March 31, 2024
SUPPLEMENTARY INFORMATION ON INVESTING AND FINANCING ACTIVITIES NOT INVOLVING CASH FLOWS:
Purchase of property and equipment	$427	$146
Operating lease right of use assets obtained in exchange for new operating lease liabilities	$33	$186

SUPPLEMENTARY DISCLOSURE ON CASH FLOWS
Interest paid	$-	$766
Interest received	$166	$33

The accompanying notes are an integral part of the condensed consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

a.	General

Protalix BioTherapeutics, Inc. (collectively with its subsidiary, the “Company”) and its wholly-owned subsidiary, Protalix Ltd., are biopharmaceutical companies focused on the development and commercialization of recombinant therapeutic proteins based on the Company’s proprietary ProCellEx® protein expression system (“ProCellEx”). To date, the Company has successfully developed two enzyme replacement therapies (ERTs); Elfabrio® (pegunigalsidase alfa) for the treatment of adult patients with a confirmed diagnosis of Fabry disease and Elelyso® (taliglucerase alfa) for the treatment of adult patients with Gaucher disease. Elfabrio, which the Company referred to as PRX-102 during its development stage, has been approved for marketing in the United States, the European Union, Great Britain, Switzerland, Peru, Israel, Russia and Singapore. The Company has partnered with Chiesi Farmaceutici S.p.A. (“Chiesi”) for the development and commercialization of Elfabrio.

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

On February 27, 2023, the Company entered into that certain At The Market Offering Agreement (as may be amended from time to time, the “Sales Agreement”) with H.C. Wainwright & Co., LLC, as the Company’s sales agent (the “Agent”). After giving effect to the sales under the Sales Agreement in January 2025, no shares of common stock, par value $0.001 per share (the “Common Stock”) remained available for offer and sale under the Sales Agreement. On March 17, 2025, the Company entered into an amendment to the Sales Agreement pursuant to which the Company increased the aggregate gross sales price of shares of Common Stock available for offer and sale under the Sales Agreement by $20.0 million. As of March 31, 2025, shares of Common Stock for total gross proceeds of approximately $19.7 million remain available to be sold under the Sales Agreement.

Because the Company’s operations are conducted in the State of Israel, the business and operations may be directly affected by economic, political, geopolitical and military conditions in Israel. In October 2023, Hamas terrorists infiltrated Israel’s southern border from the Gaza Strip and conducted a series of attacks on civilian and military targets. Hamas also launched extensive rocket attacks on Israeli population and industrial centers located along Israel’s border with the Gaza Strip and in other areas within the State of Israel attacking a number of civilian and military targets while simultaneously launching extensive rocket attacks on the Israeli population and industrial centers. At the same time, clashes between Israel and Hezbollah in Lebanon increased. In response, Israel’s security cabinet declared war against the Hamas and a military campaign against these terrorist organizations commenced in parallel to their continued rocket and terror attacks. Moreover, the attacks by Hamas and Hezbollah, and Israel’s defensive measures, may result in a greater regional conflict. Since the outbreak of the war, other regional actors, including Iran, have taken military action against Israel. Although ceasefire negotiations are on-going and the level of military activity has decreased in recent months compared to previous levels, it is currently not possible to predict the duration or severity of the ongoing conflict or its effects on the Company’s business, operations and financial conditions. The situation could disrupt certain of the Company’s business and operations, among others. The Company has elected to store manufactured drug substance in multiple locations, both within and outside of Israel, to mitigate the risk of loss due to the military operations. As of the issuance of these financial statements, the impact of the war has not had an adverse effect on the Company’s operations.

The Company expects to continue to incur significant expenditures in the near future due to research and developments efforts with respect to its product candidates. The Company believes that its cash and cash equivalents and short-term bank deposits as of March 31, 2025, are sufficient to satisfy the Company’s capital needs for at least 12 months from the date that these financial statements are issued.

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

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2024, filed by the Company with the U.S. Securities and Exchange Commission (the “Commission”). The comparative balance sheet at December 31, 2024 has been derived from the audited financial statements at that date. There have been no material changes in our significant accounting policies as described in our consolidated financial statements for the year ended December 31, 2024.

c.	Net loss per share

Basic and diluted loss per share (“LPS”) is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding for each period. The calculation of diluted LPS does not include approximately 18,216,366 and 31,839,345 shares of Common Stock underlying outstanding options, unvested shares of restricted stock, warrants and convertible notes of the Company, as applicable, for the three months ended March 31, 2025 and March 31, 2024.

d.	Convertible notes

In September 2024, the Company repaid in full all of the outstanding principal and interest payable under its 7.50% Senior Secured Convertible Promissory Notes due 2024 (the “2024 Notes”). The repayment of the convertible notes at maturity was financed entirely with available cash.

Prior to January 1, 2024, the Company’s outstanding 2024 Notes were accounted for as a liability (debt) and equity component (conversion option) as the convertible notes may be settled wholly or partly in cash, at the option of the Company, when converted.

Starting from January 1, 2024, the convertible debt instruments were accounted for as a single liability measured at amortized cost.

e.	New accounting pronouncements

Recently issued accounting pronouncements, not yet adopted

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” This guidance is intended to enhance the transparency and decision-usefulness of income tax disclosures. The amendments in ASU 2023-09 address investor requests for enhanced income tax information primarily through changes to disclosure regarding rate reconciliation and income taxes paid both in the U.S. and in foreign jurisdictions. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 on a prospective basis with the option to apply the standard retrospectively. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements disclosures.

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

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 - INVENTORIES

Inventories at March 31, 2025 and December 31, 2024 consisted of the following:

	March 31,	December 31,
(U.S. dollars in thousands)	2025	2024
Raw materials	$4,484	$4,549
Work in progress	8,002	11,245
Finished goods	7,020	5,449
Total inventory	$19,506	$21,243

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

The fair value of the financial instruments included in the working capital of the Company is identical or close to their carrying value.

NOTE 4 – STOCK TRANSACTIONS

a.	During the three months ended March 31, 2025, the Company sold, in the aggregate 1,325,179 shares of Common Stock under the Sales Agreement. The Company generated gross proceeds equal to approximately $3.0 million in connection with such sales (issuance costs were $0.1 million).
b.	During the three months ended March 31, 2025, the Company issued 908,000 shares of Common Stock in connection with the exercise of warrants issued in 2020 generating proceeds equal to approximately $2.1 million from such exercises. The remaining warrants expired on March 11, 2025. Accordingly, as of March 12, 2025, no warrants remain outstanding.

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5 – TAX BENEFIT

The following table summarizes the Company’s taxes on income:

	Three Months Ended March 31,
(U.S. dollars in thousands)	2025	2024
Deferred taxes on income	$(113)	$(138)
Total tax benefit	$(113)	$(138)

The Company had an effective tax rate of (3)% for the three months ended March 31, 2025 and for the three months ended March 31, 2024. For the three months ended March 31, 2025, the difference between the Company’s effective tax rate and the U.S. federal statutory rate of 21% was the result of forecasted profits derived primarily from U.S. taxable GILTI income mainly due to Section 174 of the U.S. Tax Cuts and Jobs Act of 2017 (the “TCJA”), which was enacted in December 2017.

NOTE 6 – SEGMENT INFORMATION

a.	The Company operates in Israel as a single operating segment. The Company’s President and Chief Executive Officer is the CODM. The CODM makes decisions on resource allocation, assesses performance of the business and monitors budget versus actual results on a consolidated basis.
b.	Segment information:

	Three Months Ended March 31,
(U.S. dollars in thousands)	2025	2024
Revenues from customers	$10,113	$3,748
Less:
Employee salaries and related expenses	5,205	5,144
Sub-contractors expense	2,689	2,155
Interest expense	6	390
Interest income	(419)	(513)
Depreciation	346	322
Other segment expenses*	6,018	983
Loss before taxes on income	(3,732)	(4,733)
Tax benefit	(113)	(138)
Segment net loss	$(3,619)	$(4,595)

* Other expenses included in net income includes raw materials, rent and utilities and others.

c.	The following table summarizes the Company’s disaggregation of revenues:

	Three Months Ended March 31,
(U.S. dollars in thousands)	2025	2024
Gaucher disease:
Pfizer (Ireland)	$6,979	$1,127
Fiocruz (Brazil)	$3,016	$2,550
Fabry disease:
Chiesi (Italy)	$-	$-
Total revenues from selling goods	$9,995	$3,677
Revenues from license and R&D services	$118	$71

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

d.	Long lived assets are located in Israel.

NOTE 7 – SUPPLEMENTARY FINANCIAL STATEMENT INFORMATION

Balance sheets:

	March 31,	December 31,
(U.S. dollars in thousands)	2025	2024
Accounts payable and accruals – other:
Payroll and related expenses	$1,346	$1,343
Provision for vacation	1,878	1,811
Accrued expenses	9,349	9,568
Royalties payable	300	1,080
Income tax payable	3,476	3,476
Advances from customer	2,000	-
Payable to customer	-	2,056
Property and equipment suppliers	427	254
	$18,776	$19,588

NOTE 8 – SUBSEQUENT EVENTS

Since the end of the quarter ended March 31, 2025, the Company collected approximately $2.8 million from sales to Pfizer and approximately $1.9 million from sales to Fiocruz (Brazil).

Since the end of the quarter ended March 31, 2025, the Company sold, in the aggregate 1,450,036 shares of Common Stock under the Sales Agreement, generating gross proceeds equal to approximately $4.1 million in connection with such sales.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
AND RISK FACTORS SUMMARY

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the consolidated financial statements and the related notes included elsewhere in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2024. Some of the information contained in this discussion and analysis, particularly with respect to our plans and strategy for our business and related financing, includes forward-looking statements within the meanings of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, including statements regarding expectations, beliefs, intentions or strategies for the future. When used in this report, the terms “anticipate,” “believe,” “estimate,” “expect,” “can,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” and words or phrases of similar import, as they relate to our company, our subsidiary or our management, are intended to identify forward-looking statements. We intend that all forward-looking statements be subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance, and we undertake no obligation to update or revise, nor do we have a policy of updating or revising, any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, except as may be required under applicable law. Forward-looking statements are subject to many risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements as a result of several factors, including those set forth in this Quarterly Report on Form 10-Q.

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

Our Business

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

To date, we have successfully developed two commercial products, both of which are enzyme replacement therapies (ERTs): Elfabrio® (pegunigalsidase alfa) for the treatment of adult patients with a confirmed diagnosis of Fabry disease and Elelyso® (taliglucerase alfa) for the treatment of adult patients with Gaucher disease. Elelyso was first approved by the FDA in May 2012 and is now approved for marketing in 23 markets including Brazil, Israel and others. Elfabrio, which we referred to as PRX-102 during its development stage, has been approved for marketing in the United States, the European Union, Great Britain, Switzerland, Peru, Israel, Russia and Singapore. We have licensed the rights to commercialize Elelyso worldwide (other than Brazil) to Pfizer, and in Brazil to Fiocruz. Elelyso is marketed as BioManguinhos alfataliglicerase in Brazil. We have partnered with Chiesi for the development and commercialization of Elfabrio.

In addition, we are developing PEGylated uricase, or PRX-115, for the treatment of uncontrolled gout, Long Acting (LA) DNase I, or PRX-119, for the treatment of NETs-related diseases, and a number of other technologies and preclinical assets. We have completed a phase I First-in-Human clinical trial of PRX-115 and we are currently in the advance stages of preparations for a phase II clinical trial of PRX-115 which we expect to commence in the second half of 2025.

Product Pipeline

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

Elfabrio for the Treatment of Fabry Disease

Elfabrio, our second commercial product, was approved by the EC for marketing in the EU and by the FDA for marketing in the United States in May 2023 for adult patients with Fabry disease. Both approvals cover the 1 mg/kg every two weeks dosage. According to the EMA, overall, the benefit/risk balance of Elfabrio is positive in the claimed indication (Fabry disease). Similarly, the FDA review team concluded that in the context of Fabry disease as a rare, serious disease with limited therapeutic options that may not be suitable to all individual patients, the benefit-risk of Elfabrio is favorable for the treatment of adults with confirmed Fabry disease. The FDA noted its determination that substantial evidence of effectiveness for Elfabrio in Fabry patients was established with one adequate and well-controlled study, our phase I/II clinical trial of Fabry disease, with confirmatory evidence provided by the BALANCE study. The FDA review team also concluded that the BALANCE study met its primary efficacy endpoint, which assessed the annualized rate of change in eGFR (estimated glomerular filtration rate) over 104 weeks. However, the FDA also determined that the results from the BALANCE study did not support a non-inferiority claim to the comparator product due to the lack of data to support the non-inferiority margin.

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

The standard of care for Fabry disease is ERT. Currently, the marketed ERTs for Fabry disease are agalsidase alfa and agalsidase beta, and now Elfabrio. Through an ERT, the missing α-galactosidase-A is replaced with a recombinant form of the protein via intravenous, or IV, infusion once every two weeks. Fabry disease, if left untreated, will progress from a less severe condition to a more serious one. It can have a significant impact on quality of life due to presence of serious, chronic and debilitating complications, including cardiovascular and renal complications, and comorbid conditions such as pain can have a significant impact on the psychological well-being of Fabry patients and their social functioning. Fabry disease involves substantial reduction in life expectancy. Causes of death are most often cardiovascular disease and, to a lesser extent, cerebrovascular disease and renal disease. The life expectancy of Fabry patients is significantly shorter compared to the general population. Untreated male Fabry patients may experience shortened lifespans to approximately 50 years, and 70 years for untreated female patients with Fabry disease. This represents a 20- and 10-year reduction of their respective lifespans.

The global market for Fabry disease, that includes agalsidase beta, Sanofi’s Fabrazyme®, agalsidase alfa, Shire’s Replagal® and Amicus Therapeutics’ Galafold®, among others, is forecasted to be approximately $2.3 billion in 2025 and is forecasted to grow at a CAGR of 6.6% from 2024-2030 reaching approximately $3.1 billion in annual sales in 2030.

Regulatory Background of Elfabrio

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

The PRX-102 MAA was submitted to the EMA in February 2022 after a meeting we held, together with Chiesi, with the Rapporteur and Co-Rapporteur of the EMA regarding PRX-102. In February 2023, we, together with Chiesi, announced that the EMA’s Committee for Medicinal Products for Human Use (CHMP) had adopted a positive opinion, recommending marketing authorization for PRX-102. As disclosed above, Elfabrio was subsequently approved by the EC for marketing in the EU and in the United States in May 2023 for adult patients with Fabry disease. Both approvals cover the 1 mg/kg every two weeks dosage. Elfabrio was approved by the FDA with a boxed warning for hypersensitivity reactions/anaphylaxis, consistent with ERT class labeling, and warnings/precautions providing guidance on the signs and symptoms of hypersensitivity and infusion-associated reactions seen in the clinical studies as well as treatments to manage such events should they occur. The warnings/precautions for membranoproliferative glomerulonephritis (MPGN) alert prescribers to the possibility of MPGN and provide guidance for appropriate patient management. Overall, the FDA review team concluded that in the context of Fabry disease as a rare, serious disease with limited therapeutic options that may not be suitable to all individual patients, the benefit-risk of Elfabrio is favorable for the treatment of adults with confirmed Fabry disease.

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

Japanese RISE Study

Chiesi is currently recruiting patients for its clinical trial entitled “A Multicenter Open-Label Study to Evaluate the Safety, Pharmacokinetics, Pharmacodynamics, and Efficacy of Pegunigalsidase Alfa (PRX-102) in Japanese Patients With Fabry Disease,” or the RISE study (NCT05710692). The aim of the RISE study is to evaluate the safety and efficacy of pegunigalsidase alfa in Japanese patients (adults and adolescents) affected by Fabry disease. It is planned that a total of approximately 18-20 male and female Fabry disease patients between the ages of 13 and 60 years will be enrolled in the study which is being conducted in Japan. The study involves both the 1 mg/kg every two weeks and the 2 mg/kg every four weeks dosages.

Commercialization of Approved Products

Elelyso – Pfizer

We have licensed to Pfizer the global rights to Elelyso in all markets, excluding Brazil, pursuant to the Amended Pfizer Agreement under which Pfizer retains 100% of revenue and reimburses 100% of direct costs. For the first 10-year period after the execution of the Amended Pfizer Agreement, we have agreed to sell drug substance to Pfizer for the production of Elelyso, subject to certain terms and conditions, and Pfizer maintains the right to extend the supply period for up to two additional 30-month periods, subject to certain terms and conditions. In a subsequent amendment, we agreed that after the completion of the first 10-year supply period, the supply term would automatically extend for a five-year period. Any failure to comply with our supply commitments may subject us to substantial financial penalties. The Amended Pfizer Agreement includes customary provisions regarding cooperation for regulatory matters, patent enforcement, termination, indemnification and insurance requirements. We retain distribution rights to taliglucerase alfa in Brazil.

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

Elfabrio (pegunigalsidase alfa/PRX-102) – Chiesi Farmaceutici

We have entered into two exclusive global licensing and supply agreements for PRX-102 for the treatment of Fabry disease with Chiesi; the Chiesi Ex-US Agreement and the Chiesi US Agreement, collectively, the Chiesi Agreements. Under the agreements,

Protalix Ltd. has received $50.0 million in upfront payments and development cost reimbursements of $45 million, and is entitled to more than $1.0 billion in potential milestone payments tiered payments for drug product purchased from Protalix Ltd. equal to 15% - 35% (ex-US) and 15% - 40% (US), depending on the amount of annual net sales in the applicable territories.

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

Gout is the most common inflammatory arthritis, affecting an estimated 14.9 million adults in the United States alone. Based on market research we have commissioned, we estimate that approximately 25% of the gout population in the US and Western Europe do not have their gout controlled. Some of those patients cannot be treated with existing therapies; others stop treatment with existing therapies due to adverse events. In addition, such research shows that there are gout patients treated with existing therapies that continue to suffer from tophi despite having reached urate target levels. The risk of gout increases with age, and is more common in males. Gout results from sustained elevation of serum urate levels (hyperuricaemia). Urate levels may increase due to diet, genetic predisposition and environmental factors leading to the deposition of monosodium urate crystals and/or tophi in joints, tendons and other tissues, which triggers recurrent episodes of pronounced acute inflammation, known as gout flares. Gout leads to substantial morbidity, severe pain, reduced quality of life, decreased physical function, increased healthcare costs, and lost economic productivity. Furthermore, gout is strongly associated with a number of comorbidities, including hypertension, cardiovascular disease, renal impairment, diabetes, obesity, hyperlipidaemia and frequently occurs in a combination known as the metabolic syndrome.

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

Intellectual Property

A key element of our overall strategy is to establish a broad portfolio of patents to protect our proprietary technology, proprietary product and product candidates and their methods of use. As of March 31, 2025, we hold a broad portfolio of 15 patent families consisting of approximately 67 patents in Europe, the United States, Israel and additional countries worldwide, as well as approximately 42 pending patent applications.

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

Critical Accounting Policies

Our significant accounting policies are more fully described in Note 1 to our consolidated financial statements appearing in this Quarterly Report. There have been no material changes to our critical accounting policies since we filed our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Results of Operations

Three months ended March 31, 2025 compared to the three months ended March 31, 2024

Revenues from Selling Goods

We recorded revenues from selling goods of $10.0 million during the three months ended March 31, 2025, an increase of $6.3 million, or 170%, compared to revenues of $3.7 million for the three months ended March 31, 2024. The increase resulted primarily from an increase of $5.9 million in sales to Pfizer and an increase of $0.4 million in sales to Fiocruz (Brazil).

Revenues from License and R&D Services

We recorded revenues from license and R&D services of $0.1 million for the three months ended March 31, 2025 and the three months ended March 31, 2024. Revenues from license and R&D services are comprised primarily of revenues we recognized in connection with the Chiesi Agreements. We expect to generate minimal revenues from license and R&D services other than potential regulatory milestone payments.

Cost of Goods Sold

Cost of goods sold was $8.2 million for the three months ended March 31, 2025, an increase of $5.6 million, or 215%, from cost of goods sold of $2.6 million for the three months ended March 31, 2024. The increase in cost of goods sold was primarily the result of an increase in sales to Pfizer and Fiocruz (Brazil).

Research and Development Expenses

For the three months ended March 31, 2025, our total research and development expenses were approximately $3.5 million comprised of approximately $1.8 million of salary and related expenses, approximately $0.8 million in subcontractor-related expenses, approximately $0.2 million of materials-related expenses and approximately $0.7 million of other expenses. For the three months ended March 31, 2024, our total research and development expenses were approximately $2.9 million comprised of approximately $1.5 million of salary and related expenses, approximately $0.5 million of subcontractor-related expenses, approximately $0.2 million of materials-related expenses and approximately $0.7 million of other expenses.

Total increase in research and developments expenses for the three months ended March 31, 2025 was $0.6 million, or 21%, compared to the three months ended March 31, 2024. The increase in research and development expenses resulted primarily from the advance in our clinical pipeline.

We expect to continue to incur significant, increasing research and development expenses as we enter into a more advanced stage of preclinical and clinical trials for certain of our product candidates.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $2.6 million for the three months ended March 31, 2025, a decrease of $0.5 million, or 16%, compared to $3.1 million for the three months ended March 31, 2024. The decrease resulted primarily from a decrease of $0.4 million in salary and related expenses and a decrease of $0.1 million in selling expenses.

Financial Income, Net

Financial income, net was $0.4 million for the three months ended March 31, 2025, compared to financial income, net of $0.1 million for the three months ended March 31, 2024. The difference resulted primarily from lower notes interest expenses due to the September 2024 repayment in full of all the outstanding principal and interest payable under the 2024 Notes, partially offset by lower interest income on bank deposits and higher exchange rate costs.

Tax Benefit

We recorded a tax benefit of approximately $(0.1) million for the three months ended March 31, 2025 and March 31, 2024. The tax benefit resulted primarily from deferred taxes on income mainly derived from GILTI income mainly in respect of Section 174 of the TCJA. Effective in 2022, Section 174 of the TCJA requires all U.S. companies, for tax purposes, to capitalize and subsequently amortize R&D expenses that fall within the scope of Section 174 over five years for research activities conducted in the United States and over 15 years for research activities conducted outside of the United States, rather than deducting such costs in the current year.

Liquidity and Capital Resources

Our sources of liquidity include our cash balances and bank deposits. At March 31, 2025, we had $34.7 million in cash and cash equivalents and short term bank deposits. In September 2024, we satisfied the outstanding principal and accrued interest under the 2024 Notes with a cash payment of approximately $21.2 million which was available primarily from the withdrawal of short term deposits. We have primarily financed our operations through sales proceeds, equity and debt financings, business collaborations, and grants funding.

During the quarter ended March 31, 2025, we sold, in the aggregate, 1,325,179 shares of Common Stock under the Sales Agreement generating gross proceeds equal to approximately $3.0 million. In March 2025, we amended the program to provide for the offer and sale of up to an additional $20.0 million. In addition, during the quarter ended March 31, 2025, we issued 908,000 shares of our Common Stock in connection with the exercise of warrants issued in 2020 generating proceeds equal to approximately $2.1 million. The warrants expired on March 11, 2025. Accordingly, no warrants remain outstanding.

We believe that our cash and cash equivalents and short term bank deposits are sufficient to satisfy our capital needs for at least 12 months from the date this report is issued.

Cash Flows

Net cash used in operations was $5.1 million for the three months ended March 31, 2025. The net loss for the three months ended March 31, 2025 of $3.6 million was increased by a $1.3 million decrease in accounts payable and accruals, a $2.3 million increase in accounts receivable-trade and other assets and $0.4 million financial income, net and was offset by a $0.5 million in share-based compensation, a $1.7 million decrease in inventories and $0.3 million in depreciation. Net cash used in investing activities for the three months ended March 31, 2025 was $0.3 million and consisted primarily of the purchase of property and equipment. Net cash provided by financing activities for the three months ended March 31, 2025 was $5.1 million and consisted of $2.9 million proceeds from issuance of Common Stock under the Sales Agreement, net and $2.2 million from the exercise of warrants and options.

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

As we increase our research and developments efforts with respect to our current and future product candidates, we expect to continue to incur significant expenditures. We cannot anticipate the costs or the timing of the occurrence of such costs. Although we expect the revenues generated from the sales of Elfabrio and Elelyso will increase, such revenues may not be sufficient to fund the expenditures. To the extent we need to obtain additional financing in excess of such anticipated revenues, it may be difficult for us to do so given the volatility of the price of our Common Stock. Our material cash needs for the next 24 months will include, among other expenses, (i) costs of preclinical and clinical trials, (ii) employee salaries, (iii) payments for rent and operation of our manufacturing facilities, (iv) fees to our consultants and legal advisors, patent advisors and fees for service providers in connection with our research and development efforts and (v) tax payments. We believe that the funds currently available to us are sufficient to satisfy our capital needs for at least 12 months from the date this report is issued.

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

We expect to finance our future cash needs through sales of Elfabrio and Elelyso, corporate collaborations, licensing or similar arrangements, public or private equity offerings and/or debt financings. As of March 31, 2025, shares of Common Stock for total gross proceeds of approximately $19.7 million remain available to be sold under the Sales Agreement. We currently do not have any commitments for future external funding, except with respect to the milestone payments that may become payable under the Chiesi Agreements.

Effects of Currency Fluctuations

Currency fluctuations could affect us through increased or decreased acquisition costs for certain goods and services and salaries expenses. We do not believe currency fluctuations have had a material effect on our results of operations during the three months ended March 31, 2025.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of each of March 31, 2025 and December 31, 2024.

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

	Three Months Ended		Year Ended
	March 31,		December 31,
	2025	2024	2024
Average rate for period	3.613	3.662	3.700
Rate at period-end	3.718	3.681	3.647

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15f and 15d-15f under the Exchange Act) that occurred during the quarter ended March 31, 2025 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not involved in any material legal proceedings.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

During the quarter ended March 31, 2025, none of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

On May 8, 2025, our Board of Directors unanimously approved and adopted an amendment and restatement of our Amended and Restated Bylaws, or the Amended Bylaws, effective immediately, to (i) provide that at any meeting of stockholders called for the purpose in the manner set forth in the Amended Bylaws, any director may be removed from office, with or without cause, by a majority of the stockholders entitled to vote at an election of directors; and (ii) remove the provision that prohibits stockholders from acting by written consent.

The foregoing summary and description of the Amended Bylaws does not purport to be complete and is qualified in its entirety by reference to the full text of the Amended Bylaws, a copy of which is filed as Exhibit 3.7 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Date	Filed or Furnished Herewith
1.1	Letter Agreement dated March 17, 2025 to the At the Market Offering Agreement, dated February 27, 2023, between the Company and H.C. Wainwright & Co., LLC	8-K	001-33357	1.1	March 17, 2025
3.1	Certificate of Incorporation of the Company	8-K	001-33357	3.1	April 1, 2016
3.2	Amendment to Certificate of Incorporation of the Company	Def 14A	001-33357	Appen. A	July 1, 2016
3.3	Second Amendment to Certificate of Incorporation of the Company	Def 14A	001-33357	Appen. A	October 17, 2018
3.4	Third Amendment to Certificate of Incorporation of the Company	8-K	001-33357	3.1	December 19, 2019
3.5	Fourth Amendment to Certificate of Incorporation of the Company	10-Q	001-33357	3.5	August 15, 2022
3.6	Fifth Amendment to Certificate of Incorporation of the Company	10-Q	001-33357	3.6	August 7, 2023

3.7	Second Amended and Restated Bylaws of the Company					X
4.1†	Form of Restricted Stock Agreement/Notice	8-K	001-33357	4.1	July 18, 2012
4.2	Description of Capital Stock	10-K	001-33357	4.7	March 14, 2024
4.3†	Form of Stock Option Agreement (Executives)	10-Q	001-33357	4.8	August 10, 2020
4.4	Form of Stock Option Agreement (Standard)	10-Q	001-33357	4.9	August 10, 2020
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Certification of Chief Executive Officer					X
32.2	18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Certification of Chief Financial Officer					X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	COVER PAGE INTERACTIVE DATA FILE (formatted as Inline XBRL and contained in Exhibit 101).
† Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROTALIX BIOTHERAPEUTICS, INC.
(Registrant)

Date: May 9, 2025	By:	/s/ Dror Bashan
Dror Bashan President and Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2025	By:	/s/ Eyal Rubin
Eyal Rubin Senior Vice President and Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)