Form 10-Q
period 2025-06-30
Protalix BioTherapeutics, Inc.
filed 2025-08-14
CIK 1006281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

On August 1, 2025, approximately 79,732,115 shares of the Registrant’s common stock, $0.001 par value, were outstanding.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

PROTALIX BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands)

(Unaudited)

	June 30, 2025	December 31, 2024

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$17,895	$19,760
Short-term bank deposits	15,503	15,070
Accounts receivable – Trade	9,443	2,909
Other assets	1,513	1,096
Inventories	21,131	21,243
Total current assets	$65,485	$60,078

NON-CURRENT ASSETS:
Funds in respect of employee rights upon retirement	$520	$462
Property and equipment, net	4,746	4,591
Deferred income tax asset	2,738	2,856
Operating lease right of use assets	4,997	5,430
Total assets	$78,486	$73,417

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accruals:
Trade	$6,689	$4,533
Other	15,930	19,588
Operating lease liabilities	1,472	1,500
Total current liabilities	$24,091	$25,621

LONG TERM LIABILITIES:
Liability for employee rights upon retirement	$615	$559
Operating lease liabilities	3,877	4,026
Total long term liabilities	$4,492	$4,585
Total liabilities	$28,583	$30,206

COMMITMENTS

STOCKHOLDERS' EQUITY	49,903	43,211
Total liabilities and stockholders' equity	$78,486	$73,417

The accompanying notes are an integral part of the condensed consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(U.S. dollars in thousands, except share and per share data)

(Unaudited)

	Six Months Ended		Three Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
REVENUES FROM SELLING GOODS	$25,435	$16,981	$15,440	$13,304
REVENUES FROM LICENSE AND R&D SERVICES	336	241	218	170
TOTAL REVENUE	25,771	17,222	15,658	13,474
COST OF GOODS SOLD	(14,050)	(12,058)	(5,870)	(9,456)
RESEARCH AND DEVELOPMENT EXPENSES	(9,467)	(5,848)	(5,992)	(2,961)
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(5,227)	(6,599)	(2,624)	(3,484)
OPERATING INCOME (LOSS)	(2,973)	(7,283)	1,172	(2,427)
FINANCIAL EXPENSES	(628)	(757)	(783)	(367)
FINANCIAL INCOME	530	1,035	272	522
FINANCIAL INCOME (EXPENSES), NET	(98)	278	(511)	155
INCOME (LOSS) BEFORE TAXES ON INCOME	(3,071)	(7,005)	661	(2,272)
TAXES ON INCOME (TAX BENEFIT)	384	(207)	497	(69)
NET INCOME (LOSS)	$(3,455)	$(6,798)	$164	$(2,203)
EARNINGS (LOSS) PER SHARE OF COMMON STOCK:
BASIC	$(0.04)	$(0.09)	$0.00	$(0.03)
DILUTED	$(0.04)	$(0.09)	$0.00	$(0.03)
WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK
USED IN COMPUTING EARNINGS (LOSS) PER SHARE:
BASIC	77,651,330	73,172,980	78,663,884	73,308,281
DILUTED	77,651,330	73,172,980	81,271,610	73,308,281

The accompanying notes are an integral part of the condensed consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ EQUITY

(U.S. dollars in thousands, except share data)

(Unaudited)

			Additional
	Common	Common	Paid-In	Accumulated
	Stock (1)	Stock	Capital	Deficit	Total
	Number of
	Shares	Amount
Balance at January 1, 2024	72,952,124	$73	$415,045	$(381,549)	$33,569
Changes during the six-month period ended June 30, 2024:
Initial adoption of ASU 2020-06			(393)	224	(169)
Share-based compensation related to stock options			833		833
Share-based compensation related to restricted stock awards	340,550	*	1,146		1,146
Net loss for the period				(6,798)	(6,798)
Balance at June 30, 2024	73,292,674	$73	$416,631	$(388,123)	$28,581
Balance at January 1, 2025	75,850,275	$76	$421,528	$(378,393)	$43,211
Changes during the six-month period ended June 30, 2025:
Issuance of common stock under the Sales Agreement, net	2,775,215	3	6,809		6,812
Share-based compensation related to stock options			599		599
Share-based compensation related to restricted stock awards			368		368
Exercise of warrants and options	1,106,625	1	2,367		2,368
Net loss for the period				(3,455)	(3,455)
Balance at June 30, 2025	79,732,115	$80	$431,671	$(381,848)	$49,903
Balance at March 31, 2024	73,052,124	$73	$415,633	$(385,920)	$29,786
Changes during the three-month period ended June 30, 2024:
Share-based compensation related to stock options			333		333
Share-based compensation related to restricted stock awards	240,550	*	665		665
Net loss for the period				(2,203)	(2,203)
Balance at June 30, 2024	73,292,674	$73	$416,631	$(388,123)	$28,581
Balance at March 31, 2025	78,133,829	$78	$427,142	$(382,012)	$45,208
Changes during the three-month period ended June 30, 2025:
Issuance of common stock under the Sales Agreement, net	1,450,036	2	3,949		3,951
Share-based compensation related to stock options			263		263
Share-based compensation related to restricted stock awards			164		164
Exercise of warrants and options	148,250	*	153		153
Net income for the period				164	164
Balance at June 30, 2025	79,732,115	$80	$431,671	$(381,848)	$49,903

*Represents an amount equal to less than $1.

(1) Common stock, $0.001 par value; Authorized – as of June 30, 2025 and December 31, 2024 – 185,000,000 shares.

The accompanying notes are an integral part of the condensed consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

(Unaudited)

	Six Months Ended
	June 30, 2025	June 30, 2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,455)	$(6,798)
Adjustments required to reconcile net loss to net cash provided by (used in) operating activities:
Share-based compensation	967	1,979
Depreciation	706	641
Financial expenses (income), net	108	(975)
Changes in accrued liability for employee rights upon retirement	10	16
Changes in deferred income tax asset	118	(207)
Gain on amounts funded in respect of employee rights upon retirement	(6)	(10)
Changes in operating assets and liabilities:
Increase in contracts liability	—	12,695
Increase in accounts receivable-trade and other assets	(6,919)	(5,308)
Changes in operating lease right of use assets, net	(38)	20
Decrease (increase) in inventories	112	(1,674)
Increase (decrease) in accounts payable and accruals	(1,894)	199
Net cash provided by (used in) operating activities	$(10,291)	$578

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	$(737)	$(770)
Amounts funded in respect of employee rights upon retirement, net	(13)	(16)
Net cash used in investing activities	$(750)	$(786)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock under the Sales Agreement, net	$6,812	$—
Exercise of warrants and options	2,368	—
Net cash provided by financing activities	$9,180	$—
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	$(4)	$(27)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,865)	(235)
BALANCE OF CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	19,760	23,634
BALANCE OF CASH AND CASH EQUIVALENTS AT END OF PERIOD	$17,895	$23,399

The accompanying notes are an integral part of the condensed consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

(Unaudited)

	Six Months Ended
	June 30, 2025	June 30, 2024
SUPPLEMENTARY INFORMATION ON INVESTING AND FINANCING ACTIVITIES NOT INVOLVING CASH FLOWS:
Purchase of property and equipment	$378	$121
Operating lease right of use assets obtained in exchange for new operating lease liabilities	$33	$258

SUPPLEMENTARY DISCLOSURE ON CASH FLOWS
Interest paid	$-	$766
Interest received	$220	$56

The accompanying notes are an integral part of the condensed consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

a.	General

Protalix BioTherapeutics, Inc. (collectively with its subsidiary, the “Company”) and its wholly-owned subsidiary, Protalix Ltd., are biopharmaceutical companies focused on the development and commercialization of recombinant therapeutic proteins based on the Company’s proprietary ProCellEx® protein expression system (“ProCellEx”). To date, the Company has successfully developed two enzyme replacement therapies (ERTs); Elfabrio® (pegunigalsidase alfa) for the treatment of adult patients with a confirmed diagnosis of Fabry disease and Elelyso® (taliglucerase alfa) for the treatment of adult patients and children four years of age and greater with Gaucher disease.

Elelyso was first approved by the U.S. Food and Drug Administration (“FDA”) in May 2012 and is now approved for marketing in 23 markets including Brazil, Israel and others. In May 2023, both the European Commission (“EC”) and the FDA announced the approval of Elfabrio, each for adult patients with a confirmed diagnosis of Fabry disease. Both approvals cover the 1 mg/kg every two weeks dosage. Elfabrio, which the Company referred to as PRX-102 during its development stage, has been approved for marketing in the United States, the European Union, Great Britain, Switzerland, Peru, Israel, Russia, Singapore, Australia and Taiwan.

The Company is committed to leveraging its record of success as the Company progresses with the development of treatments for rare and orphan diseases. In addition, the Company continuously works on the further development and enhancement of its ProCellEx technology. Accordingly, the Company is turning its focus to new, early-stage product candidates that treat indications for which there are high unmet needs in terms of efficacy and safety, including renal diseases. Treatments of interest will address both genetic and non-genetic diseases. The Company intends to use its ProCellEx platform and PEGylation capabilities, as well as other modalities such as small molecules and antibodies, to take advantage of highly innovative opportunities. The Company is also exploring novel platform technologies.

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
(2)	PRX-119, the Company’s plant cell-expressed PEGylated recombinant human DNase I product candidate for long and customized systemic circulation in the bloodstream for NETs-related diseases (neutrophil extracellular traps).

Obtaining marketing approval with respect to any product candidate in any country is dependent on the Company’s ability to implement the necessary regulatory steps required to obtain such approvals, and demonstrate the safety and efficacy of its product candidates. The Company cannot reasonably predict the outcome of these activities.

The Company has licensed the rights to commercialize Elelyso worldwide (other than Brazil) to Pfizer Inc. (“Pfizer”), and in Brazil to Fundação Oswaldo Cruz (“Fiocruz”), an arm of the Brazilian Ministry of Health (the “Brazilian MoH”). Elelyso is marketed as BioManguinhos alfataliglicerase in Brazil. The Company has partnered with Chiesi Farmaceutici S.p.A. (“Chiesi”) for the development and commercialization of Elfabrio through two exclusive global licensing and supply agreements. On October 19, 2017, Protalix Ltd., the Company’s wholly-owned subsidiary, entered into an Exclusive License and Supply Agreement with Chiesi (the “Chiesi Ex-US Agreement”) pursuant to which Chiesi was granted an exclusive license for all markets outside of the United States to commercialize Elfabrio. On July 23, 2018, Protalix Ltd. entered into an Exclusive License and Supply Agreement with Chiesi (the “Chiesi US Agreement”), with respect to the commercialization of Elfabrio in the United States.

Since its approval by the FDA, Elelyso has been marketed by Pfizer in accordance with the exclusive license and supply agreement entered into between Protalix Ltd. and Pfizer, which is referred to herein as the Pfizer Agreement. In October

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

On February 27, 2023, the Company entered into that certain At The Market Offering Agreement (as may be amended from time to time, the “Sales Agreement”) with H.C. Wainwright & Co., LLC, as the Company’s sales agent (the “Agent”). After giving effect to the sales under the Sales Agreement in January 2025, no shares of common stock, par value $0.001 per share (the “Common Stock”) remained available for offer and sale under the Sales Agreement. On March 17, 2025, the Company entered into an amendment to the Sales Agreement pursuant to which the Company increased the aggregate gross sales price of shares of Common Stock available for offer and sale under the Sales Agreement by $20.0 million. As of June 30, 2025, approximately $15.7 million in shares of Common Stock remain available to be sold under the Sales Agreement.

Because the Company’s operations are conducted in the State of Israel, the business and operations may be directly affected by economic, political, geopolitical and military conditions in Israel. In October 2023 Hamas terrorists infiltrated Israel’s southern border from the Gaza Strip and attacked civilian and military targets. The infiltration was accompanied by extensive rocket attacks by Hamas on industrial, civilian and military targets throughout Israel. At the same time, clashes between Israel and Hezbollah in Lebanon increased. In response, Israel’s security cabinet declared war against Hamas and a military campaign against these terrorist organizations commenced in parallel to their continued rocket and terror attacks. Since the outbreak of the war, other regional actors, including Iran, have taken military action against Israel, as discussed above. In June 2025, Israel launched significant aerial attacks on military and related sites in Iran, and the Iranian military responded with missile and drone attacks in Israel, which was followed by strategic bombing by the U.S. Air Force. The U.S. action was followed by a cease fire with Iran which remains in effect as of the date hereof. Although ceasefire negotiations are on-going with Hamas and the level of military activity has decreased in recent months compared to previous levels, it is currently not possible to predict the duration or severity of the ongoing conflict or its effects on the Company’s business, operations and financial conditions. The Company’s facilities are recognized as an “essential enterprise” in Israel which means the Company operates or can be operated for the purposes of state defense or public security or for the maintenance of essential supplies or services, allowing the Company to maintain operations during emergencies. However, the situation could disrupt certain of the Company’s business and operations, among others. The Company has elected to store manufactured drug substance in multiple locations, both within and outside of Israel, to mitigate the risk of loss due to the military operations. As of the issuance of these financial statements, the impact of the war has not had an adverse effect on the Company’s operations.

The Company expects to continue to incur significant expenditures in the near future due to research and developments efforts with respect to its product candidates. The Company believes that its cash and cash equivalents and short-term bank deposits as of June 30, 2025, are sufficient to satisfy the Company’s capital needs for at least 12 months from the date that these financial statements are issued.

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

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2024, filed by the Company with the U.S. Securities and Exchange Commission (the “Commission”) on March 17, 2025. The comparative balance sheet at December 31, 2024 has been derived from the audited financial statements at that date. There have been no material changes in our significant accounting policies as described in our consolidated financial statements for the year ended December 31, 2024.

c.	Net earnings (loss) per share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of Common Stock outstanding for each period.

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

NOTE 2 - INVENTORIES

Inventories at June 30, 2025 and December 31, 2024 consisted of the following:

	June 30,	December 31,
(U.S. dollars in thousands)	2025	2024
Raw materials	$4,357	$4,549
Work in progress	8,144	11,245
Finished goods	8,630	5,449
Total inventory	$21,131	$21,243

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

The fair value of the financial instruments included in the working capital of the Company is identical or close to their carrying value.

NOTE 4 – STOCK TRANSACTIONS

a.	During the three months ended March 31, 2025, the Company issued 908,000 shares of Common Stock in connection with the exercise of warrants issued in 2020 generating proceeds equal to approximately $2.1 million from such exercises. The remaining warrants expired on March 11, 2025. Accordingly, as of March 12, 2025, no warrants remained outstanding.
b.	During the six months ended June 30, 2025, the Company sold, in the aggregate, 2,775,215 shares of Common Stock under the Sales Agreement. The Company generated gross proceeds equal to approximately $7.0 million in connection with such sales (issuance costs were $0.2 million).

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

c.	During the six months ended June 30, 2025, the Company issued, in the aggregate, 198,625 shares of Common Stock in connection with the exercise of options to purchase 198,625 shares of Common Stock by certain current and former employees of the Company. The Company received cash proceeds equal to $0.3 million in connection with such exercises.

NOTE 5 – EARNINGS (LOSS) PER SHARE

Basic and diluted earnings (loss) per share attributable to common stockholders were calculated as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
(In thousands, except share data)	2025	2024	2025	2024
Numerator:
Net income (loss) for basic and diluted calculation	$(3,455)	$(6,798)	$164	$(2,203)
Denominator:
Weighted average shares of Common Stock outstanding for basic calculation	77,651,330	73,172,980	78,663,884	73,308,281
Weighted average dilutive effect of stock options and restricted stock			2,607,726
Weighted average shares of Common Stock outstanding for diluted calculation	77,651,330	73,172,980	81,271,610	73,308,281

Diluted earnings (loss) per share do not include 12,936,429 shares of Common Stock underlying outstanding stock options, unvested shares of restricted stock and warrants for the six months ended June 30, 2025 because the effect would be anti-dilutive.

Diluted earnings (loss) per share do not include 2,365,709 shares of Common Stock underlying outstanding stock options for the three months ended June 30, 2025 because the effect would be anti-dilutive.

Diluted earnings (loss) per share do not include 31,744,960 and 31,791,645 shares of Common Stock underlying outstanding stock options, unvested shares of restricted stock, warrants and the 2024 Notes for the three and six months ended June 30, 2024, respectively, because the effect would be anti-dilutive.

NOTE 6 – TAXES ON INCOME (TAX BENEFIT)

The following table summarizes the Company’s taxes on income:

	Six Months Ended June 30,		Three Months Ended June 30,
(U.S. dollars in thousands)	2025	2024	2025	2024
Current taxes on income	$266	$-	$266	$-
Deferred taxes on income	118	(207)	$231	$(69)
Total taxes on income (tax benefit)	$384	$(207)	$497	$(69)

The Company had an effective tax rate of 13% for the six months ended June 30, 2025 compared to an effective tax rate of (3)% for the six months ended June 30, 2024. For the six months ended June 30, 2025, the difference between the Company’s effective tax rate and the U.S. federal statutory rate of 21% was the result of forecasted profits derived primarily from U.S. taxable GILTI income mainly due to Section 174 of the U.S. Tax Cuts and Jobs Act of 2017 (the “TCJA”), which was enacted in December 2017.

On July 4, 2025, tax reform legislation was enacted in the United States through the passage of H.R.1, One Big Beautiful Bill Act (“HR1”), which includes significant corporate tax changes, including a restoration of the current deductibility for domestic research expenditures beginning in 2025, with transition options for previously capitalized amounts. The Company continues to evaluate the impact that the new legislation will have on the consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 7 – SEGMENT INFORMATION

a.	The Company operates in Israel as a single operating segment. The Company’s President and Chief Executive Officer is the CODM. The CODM makes decisions on resource allocation, assesses performance of the business and monitors budget versus actual results on a consolidated basis.
b.	Segment information:

	Six Months Ended June 30,		Three Months Ended June 30,
(U.S. dollars in thousands)	2025	2024	2025	2024
Revenues from customers	$25,771	$17,222	$15,658	$13,474
Less:
Employee salaries and related expenses	10,649	10,357	5,444	5,213
Sub-contractors expense	7,463	4,764	4,773	2,609
Interest expense	—	761	—	379
Interest income	(528)	(757)	(272)	(374)
Depreciation	706	641	360	319
Other segment expenses*	10,552	8,461	4,692	7,600
Income (loss) before taxes on income	(3,071)	(7,005)	661	(2,272)
Taxes on income (tax benefit)	384	(207)	497	(69)
Segment net income (loss)	$(3,455)	$(6,798)	$164	$(2,203)

* Other expenses included in net income includes raw materials, rent and utilities and others.

c.	The following table summarizes the Company’s disaggregation of revenues:

	Six Months Ended June 30,		Three Months Ended June 30,
(U.S. dollars in thousands)	2025	2024	2025	2024
Gaucher disease:
Pfizer (Ireland)	$12,626	$8,001	$5,647	$6,874
Fiocruz (Brazil)	$3,016	$7,266	$-	$4,716
Fabry disease:
Chiesi (Italy)	$9,793	$1,714	$9,793	$1,714
Total revenues from selling goods	$25,435	$16,981	$15,440	$13,304
Revenues from license and R&D services	$336	$241	$218	$170

d.	Long lived assets are located in Israel.

NOTE 8 – SUPPLEMENTARY FINANCIAL STATEMENT INFORMATION

Balance sheets:

	June 30,	December 31,
(U.S. dollars in thousands)	2025	2024
Accounts payable and accruals – other:
Payroll and related expenses	$1,527	$1,343
Provision for vacation	2,209	1,811
Accrued expenses	7,311	9,568
Royalties payable	763	1,080
Income tax payable	3,742	3,476
Payable to customer	-	2,056
Property and equipment suppliers	378	254
	$15,930	$19,588

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 9 – SUBSEQUENT EVENTS

Since the end of the quarter ended June 30, 2025, the Company collected approximately $1.4 million from sales to Pfizer and approximately $7.8 million from sales to Chiesi.

On July 20, 2025, the Company granted, with the approval of the Company’s compensation committee, 10-year options to purchase 597,990 shares of Common Stock, in the aggregate, to the Company’s incoming Sr. Vice President and Chief Financial Officer under the under the Company’s Amended and Restated 2006 Employee Stock Incentive Plan, as amended (the “Plan”). The options have an exercise price equal to $1.45 per share and vest over a three-year period in 12 equal quarterly increments. Vesting of the options is subject to automatic acceleration in full upon a Corporate Transaction or a Change in Control, as those terms are defined in the Plan, and are subject to certain other terms and conditions. The Company estimated the aggregate fair value of the options on the date of grant using the Black-Scholes option-pricing model to be approximately $0.6 million.

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
●risks relating to the compliance Fiocruz with its purchase obligations under the Brazil Agreement, which may have a material adverse effect on us and may also result in the termination of such agreement;
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

Recent Company Developments

●On June 30, 2025, we announced that we had been added to the Russell 3000® and Russell 2000® Indexes, effective as of the U.S. market close on June 27, 2025, as part of the 2025 Russell indexes annual reconstitution.
●On July 21, 2025, we announced the appointment of Gilad Mamlok as our new Senior Vice President and Chief Financial Officer, effective August 24, 2025, succeeding Eyal Rubin. To ensure a seamless transition, Mr. Mamlok has joined the company and is working alongside Mr. Rubin. After his tenure as Chief Financial Officer ends, Mr. Rubin will continue to be available to as necessary until October 2025.

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

To date, we have successfully developed two commercial products, both of which are enzyme replacement therapies (ERTs): Elfabrio® (pegunigalsidase alfa) for the treatment of adult patients with a confirmed diagnosis of Fabry disease and Elelyso® (taliglucerase alfa) for the treatment of adult patients and children four years of age and greater with Gaucher disease. Elelyso was first approved by the FDA in May 2012 and is now approved for marketing in 23 markets including Brazil, Israel and others. Elfabrio, which we referred to as PRX-102 during its development stage, has been approved for marketing in the United States, the European Union, Great Britain, Switzerland, Peru, Israel, Russia, Singapore Australia and Taiwan. We have licensed the rights to commercialize Elelyso worldwide (other than Brazil) to Pfizer, and in Brazil to Fiocruz. Elelyso is marketed as BioManguinhos alfataliglicerase in Brazil. We have partnered with Chiesi for the development and commercialization of Elfabrio.

Our partnership with Chiesi is governed by two exclusive global licensing and supply agreements for Elfabrio for the treatment of Fabry disease with Chiesi; the Chiesi Ex-US Agreement and the Chiesi US Agreement, or collectively, the Chiesi Agreements. Under the agreements, we have received certain upfront payments and development cost reimbursements, and remain entitled to potential milestone payments and tiered payments for drug product purchased by Chiesi from Protalix Ltd. See Commercialization of Approved Products--Elfabrio (pegunigalsidase alfa/PRX-102) – Chiesi Farmaceutici.

Under the terms of our agreements with Chiesi, Chiesi is solely responsible for the global commercialization and medical programs of Elfabrio, including patient acquisition and retention, and distribution of Elfabrio to patients. We are responsible for manufacturing of Elfabrio drug substance and product delivery to Chiesi. Operationally, Chiesi conducts its own internal commercial forecasting to guide inventory needs. To date, since approval in 2023, Chiesi has placed bulk orders for Elfabrio. As a result, the orders we receive from Chiesi may not be timed in relation to Chiesi’s pace of patient acquisition and retention. Our sales of Elfabrio to Chiesi may not reflect patient demand for Elfabrio. In addition, on a period-to-period basis, there may be variations in the orders placed by Chiesi resulting in variability in our period-to-period results as we, in turn, recognize revenues from sales of Elfabrio upon delivery of the drug product to Chiesi. There may be periods during which no orders are placed by Chiesi, whether as a result of inventory de-stocking or other factors. We do not anticipate that these Chiesi ordering patterns will change until the demand characteristics for Elfabrio stabilize, the launch of Elfabrio matures and Elfabrio’s share of the market for Fabry disease treatment grows.

Under the Amended Pfizer Agreement, we have licensed to Pfizer the global rights to market and sell Elelyso in all markets, excluding Brazil. We sell drug substance to Pfizer for the production of Elelyso, subject to certain terms and conditions and Pfizer retains the revenues generated from such sales. See Commercialization of Approved Products--Elelyso – Pfizer and --Alfataliglicerase – Fundação Oswaldo Cruz (Fiocruz).

Our sales of Elelyso to Pfizer and Fiocruz are structured in a manner similar to Chiesi. We sell the products at a fixed price directly to Pfizer and Fiocruz who maintain product in inventory, and we recognize revenue from those sales upon delivery. The timing of such sales does not directly reflect patient demand and, on a period-to-period basis, there may be variations in the orders placed by each of Pfizer and Fiocruz resulting in variability in our period-to-period results. There may be periods during which no orders are placed by either Pfizer or Fiocruz, whether as a result of inventory de-stocking or other factors.

In addition to Elelyso and Elfabrio, we are developing PEGylated uricase, or PRX-115, for the treatment of uncontrolled gout, Long Acting (LA) DNase I, or PRX-119, for the treatment of NETs-related diseases, and a number of other technologies and preclinical assets. We have completed a phase I First-in-Human clinical trial of PRX-115 and we are currently in the advance stages of preparations for a phase II clinical trial of PRX-115 which we expect to commence in the second half of 2025.

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

ProCellEx consists of a comprehensive set of proprietary technologies and capabilities, including the use of advanced genetic engineering and plant cell culture technology, enabling us to produce complex, proprietary, and biologically equivalent proteins for a variety of human diseases. Our protein expression system facilitates the creation and selection of high-expressing, genetically-stable cell lines capable of expressing recombinant proteins. The system plays an important role in the execution of our corporate strategy as it allows us to develop and produce tailored complex recombinant therapeutic proteins and to genetically engineer and/or chemically modify such proteins pre- and/or post-production. The engineering and modification of the therapeutic proteins have the potential to provide added clinical benefits by improving the biological characteristics (e.g., glycosylation, half-life, immunogenicity).

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

Elelyso for the Treatment of Gaucher Disease

Elelyso (taliglucerase alfa), our first commercial product, was approved by the FDA in 2012 for injection as an ERT for the long-term treatment of adult patients with a confirmed diagnosis of type 1 Gaucher disease. In August 2014, the FDA approved Elelyso for injection for children four years of age and greater. Elelyso is the first plant cell derived recombinant protein to be approved by the FDA for the treatment of Gaucher disease and is now approved in 23 markets including the United States, Brazil, Israel and others.

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

The global market for Gaucher disease, that includes Sanofi’s Cerezyme®, Shire’s (acquired by Takeda Pharmaceutical Company Limited) Vpriv® and Sanofi’s Cerdelga®, among others, was $1.7 billion in 2024, is forecasted to be approximately $1.7 billion in 2025 and is forecasted to grow at a compound annual growth rate (CAGR) of approximately -1.66% from 2024-2030.

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

Since the approvals by the FDA and the EMA, Elfabrio has been approved for marketing in Great Britain, Switzerland, Peru, Israel, Russia, Singapore Australia and Taiwan for long-term enzyme replacement therapy in adult patients with a confirmed diagnosis of Fabry disease.

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

The global market for Fabry disease, that includes agalsidase beta, Sanofi’s Fabrazyme®, agalsidase alfa, Shire’s Replagal® and Amicus Therapeutics’ Galafold®, among others, is forecasted to be approximately $2.3 billion in 2025 and is forecasted to grow at a CAGR of 7.39% from 2024-2030 reaching approximately $3.2 billion in annual sales in 2030.

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

Commercialization of Approved Products

Elelyso – Pfizer

We have licensed to Pfizer the global rights to market and sell Elelyso in all markets, excluding Brazil, pursuant to the Amended Pfizer Agreement. For the first 10-year period after the execution of the Amended Pfizer Agreement, we have agreed to sell drug substance to Pfizer for the production of Elelyso for a fixed cost, subject to certain terms and conditions, and Pfizer maintains the right to extend the supply period for up to two additional 30-month periods, subject to certain terms and conditions. In a subsequent amendment, we agreed that after the completion of the first 10-year supply period, the supply term would automatically extend for a five-year period. Any failure to comply with our supply commitments may subject us to substantial financial penalties. The Amended Pfizer Agreement includes customary provisions regarding cooperation for regulatory matters, patent enforcement, termination, indemnification and insurance requirements. We retain distribution rights to taliglucerase alfa in Brazil.

Alfataliglicerase – Fundação Oswaldo Cruz (Fiocruz)

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

The Brazil Agreement provides for a staged technology transfer which is intended to transfer to Fiocruz the capacity and skills required for the Brazilian government to construct its own manufacturing facility, at its sole expense, and to produce a sustainable, high-quality, and cost-effective supply of BioManguinhos alfataliglicerase. Fiocruz has not satisfied certain purchase commitments under the Brazil Agreement. We have continued to sell BioManguinhos alfataliglicerase for a fixed price through purchase orders. We, on a continuous basis, discuss with Fiocruz potential steps to maximize sales of BioManguinhos alfataliglicerase sales to the Brazilian MoH.

Elfabrio (pegunigalsidase alfa/PRX-102) – Chiesi Farmaceutici

Under the Chiesi Agreements, Protalix Ltd. has received $50.0 million in upfront payments and development cost reimbursements of $45 million, and is entitled to more than $1.0 billion in potential milestone payments and tiered payments for drug product purchased from Protalix Ltd. equal to 15% - 35% (ex-US) and 15% - 40% (US), depending on the amount of annual net sales in the applicable territories.

Under the Chiesi Ex-US Agreement, we granted to Chiesi an exclusive license for all markets outside of the United States to commercialize PRX-102. Chiesi made an upfront payment to Protalix Ltd. of $25.0 million in connection with the execution of the agreement, and Protalix Ltd. was entitled to additional payments of up to $25.0 million in development costs in the aggregate, capped at $10.0 million per year. Protalix Ltd. is also eligible to receive additional payments of up to a maximum of $320.0 million, in the aggregate, in regulatory and commercial milestone payments. Protalix Ltd. agreed to manufacture all of the PRX-102 needed for all purposes under the agreement, subject to certain exceptions, and Chiesi will purchase PRX-102 from Protalix Ltd., subject to certain terms and conditions. Chiesi is required to make tiered payments of 15% to 35% of the net sales of the drug product in each applicable territory as consideration for the supply of PRX-102.

The exclusive license to develop and commercialize PRX-102 in the United States were granted to Chiesi under the Chiesi US Agreement. Protalix Ltd. received an upfront, non-refundable, non-creditable payment of $25.0 million from Chiesi and was entitled to additional payments of up to a maximum of $20.0 million to cover development costs for PRX-102, capped at $7.5 million per year. Protalix Ltd. is also eligible to receive additional payments of up to a maximum of $760.0 million, in the aggregate, in regulatory and commercial milestone payments. Chiesi agreed to make tiered payments of 15% to 40% of the net sales of the drug product in as consideration for product supply.

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

PEGylated Uricase (PRX-115)

PRX-115 is our recombinant PEGylated uricase (urate oxidase) – a chemically modified enzyme under development for the potential treatment of patients with uncontrolled gout. The uricase enzyme, which does not exist naturally in humans, converts urate to allantoin, which is easily eliminated through urine. This recombinant enzyme, expressed via our ProCellEx system, is designed to lower urate levels and improve clinical manifestation of the disease while having low immunogenicity and increased half-life of the drug in the blood. Pre-clinical data demonstrates long half-life, reduced immunogenic risk and high specific activity supports the potential of PRX-115 to be a safe and effective treatment for patients with gout. One-month multiple dosing toxicity studies in two animal species and a six-month multiple dosing toxicity study in one animal species were conducted to support single- and multiple-dose studies in humans.

We have completed a phase I clinical trial of PRX-115 for the potential treatment of uncontrolled gout entitled “A Double-blind, Placebo-controlled, Single Ascending Dose Study to Evaluate the Safety, Tolerability, Pharmacokinetics, and Pharmacodynamics Properties of PRX-115 in Adult Volunteers With Elevated Uric Acid Levels” (NCT05745727), or the FIH study. The study was conducted at New Zealand Clinical Research (NZCR) under the New Zealand Medicines and Medical Devices Safety Authority (MedSafe) and the Health and Disability Ethics Committee (HDEC) guidelines. The completed study included eight sequential dosing cohorts, each composed of eight subjects (six active and two placebo), a 3:1 ratio. Subjects in each cohort, males and females aged 18 through 65, received a single dose of PRX-115 and were analyzed for safety, pharmacokinetics (PK) and pharmacodynamics (PD) (concentrations of plasma urate) for 85 days. Overall, 64 randomized subjects were enrolled across the eight cohorts; 48 subjects were treated with PRX–115 and 16 subjects were treated with placebo.

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

Uncontrolled gout is when serum urate (sUA) levels are above the maximum medically appropriate level (6.8 mg/dL), as well as tophi formation and/or flares that cannot be treated with available urate lowering therapies. Currently available ULTs can be effective in treating gout. However, factors such as low adherence, under dosing, disease progression that causes high patient burden or patients that are not suitable for available therapy, require new, effective and safe therapies to treat these underserved uncontrolled gout patients.

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

Intellectual Property

A key element of our overall strategy is to establish a broad portfolio of patents to protect our proprietary technology, proprietary product and product candidates and their methods of use. As of June 30, 2025, we hold a broad portfolio of 16 patent families consisting of approximately 68 patents in Europe, the United States, Israel and additional countries worldwide, as well as approximately 42 pending patent applications.

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

Results of Operations

Three months ended June 30, 2025 compared to the three months ended June 30, 2024

Revenues from Selling Goods

We recorded revenues from selling goods of $15.4 million during the three months ended June 30, 2025, an increase of $2.1 million, or 16%, compared to revenues of $13.3 million for the three months ended June 30, 2024. The increase resulted primarily from an increase of $8.0 million in sales to Chiesi, partially offset by a decrease of $4.7 million in sales to Fiocruz (Brazil) and of $1.2 million in sales to Pfizer.

Revenues from License and R&D Services

We recorded revenues from license and R&D services of $0.2 million for the three months ended June 30, 2025, and June 30, 2024. Revenues from license and R&D services are comprised primarily of revenues we recognized in connection with the Chiesi Agreements. We expect to generate minimal revenues from license and R&D services other than potential regulatory milestone payments.

Cost of Goods Sold

Cost of goods sold was $5.9 million for the three months ended June 30, 2025, a decrease of $3.6 million, or 38%, from cost of goods sold of $9.5 million for the three months ended June 30, 2024. The decrease in cost of goods sold was primarily the result of the decrease in sales to Pfizer and Fiocruz (Brazil) partially offset by the increase in sales to Chiesi.

Research and Development Expenses

For the three months ended June 30, 2025, our total research and development expenses were approximately $6.0 million comprised of approximately $3.0 million in subcontractor-related expenses, approximately $2.0 million of salary and related expenses, approximately $0.2 million of materials-related expenses and approximately $0.8 million of other expenses. For the three months ended June 30, 2024, our total research and development expenses were approximately $3.0 million comprised of approximately $1.6 million of salary and related expenses, approximately $0.5 million in subcontractor-related expenses, approximately $0.2 million of materials-related expenses and approximately $0.7 million of other expenses.

Total increase in research and developments expenses for the three months ended June 30, 2025 was $3.0 million, or 100%, compared to research and developments expenses of $3.0 million for the three months ended June 30, 2024. The increase in research and development expenses resulted primarily from preparations for the planned phase II clinical trial of PRX-115.

We expect to continue to incur significant, increasing research and development expenses as we enter into a more advanced stage of preclinical and clinical trials for certain of our product candidates.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $2.6 million for the three months ended June 30, 2025, a decrease of $0.9 million, or 26%, compared to $3.5 million for the three months ended June 30, 2024. The decrease resulted primarily from a decrease of $0.6 million in salary and related expenses and a decrease of $0.3 million in selling expenses.

Financial Income (Expenses), Net

Financial expenses, net was $0.5 million for the three months ended June 30, 2025, compared to financial income, net of $0.2 million for the three months ended June 30, 2024. The increase in financial expenses, net resulted primarily from exchange rate costs and lower interest income on bank deposits partially offset by lower notes interest expenses due to the September 2024 repayment in full of all the outstanding principal and interest payable under the 2024 Notes.

Taxes on Income (Tax Benefit)

We recorded tax expenses of approximately $0.5 million for the three months ended June 30, 2025, compared to a tax benefit of approximately $(0.1) million for the three months ended June 30, 2024. The tax expenses or benefit resulted primarily from taxes on income mainly derived from GILTI income mainly in respect of Section 174 of the TCJA. Effective in 2022, Section 174 of the TCJA requires all U.S. companies, for tax purposes, to capitalize and subsequently amortize R&D expenses that fall within the scope of Section 174 over five years for research activities conducted in the United States and over 15 years for research activities conducted outside of the United States, rather than deducting such costs in the current year. On July 4, 2025, tax reform legislation was enacted in the United States through the passage of HR1 which includes significant corporate tax changes, including a restoration of the current deductibility for domestic research expenditures beginning in 2025, with transition options for previously capitalized amounts. We continue to evaluate the impact that the new legislation will have on the consolidated financial statements.

Six months ended June 30, 2025 compared to the six months ended June 30, 2024

Revenues from Selling Goods

We recorded revenues from selling goods of $25.4 million during the six months ended June 30, 2025, an increase of $8.4 million, or 49%, compared to revenues of $17.0 million for the six months ended June 30, 2024. The increase resulted primarily from an increase of $8.1 million in sales to Chiesi and of $4.6 million in sales to Pfizer, partially offset by a decrease of $4.3 million in sales to Fiocruz (Brazil).

Revenues from License and R&D Services

We recorded revenues from license and R&D services of $0.3 million for the six months ended June 30, 2025, an increase of $0.1 million, or 50%, compared to revenues from license and R&D services of $0.2 million for the six months ended June 30, 2024. Revenues from license and R&D services are comprised primarily of revenues we recognized in connection with the Chiesi Agreements. We expect to generate minimal revenues from license and R&D services other than potential regulatory milestone payments.

Cost of Goods Sold

Cost of goods sold was $14.1 million for the six months ended June 30, 2025, an increase of $2.0 million, or 17%, from cost of goods sold of $12.1 million for the six months ended June 30, 2024. The increase in cost of goods sold was primarily the result of an increase in sales to Chiesi and Pfizer partially offset by a decrease in sales to Fiocruz (Brazil).

Research and Development Expenses

For the six months ended June 30, 2025, our total research and development expenses were approximately $9.5 million comprised of approximately $3.9 million of salary and related expenses, approximately $3.8 million in subcontractor-related expenses, approximately $0.4 million of materials-related expenses and approximately $1.4 million of other expenses. For the six months ended June 30, 2024, our total research and development expenses were approximately $5.8 million comprised of approximately $3.2 million of salary and related expenses, approximately $1.0 million of subcontractor-related expenses, approximately $0.3 million of materials-related expenses and approximately $1.3 million of other expenses.

Total increase in research and developments expenses for the six months ended June 30, 2025 was $3.7 million, or 64%, compared to research and developments expenses of $5.8 million for the six months ended June 30, 2024. The increase in research and development expenses resulted primarily from preparations for the planned phase II clinical trial of PRX-115.

We expect to continue to incur significant, increasing research and development expenses as we enter into a more advanced stage of preclinical and clinical trials for certain of our product candidates.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $5.2 million for the six months ended June 30, 2025, a decrease of $1.4 million, or 21%, compared to $6.6 million for the six months ended June 30, 2024. The decrease resulted primarily from a decrease of $0.9 million in salary and related expenses and a decrease of $0.5 million in selling expenses.

Financial Income (Expenses), Net

Financial expenses, net was $0.1 million for the six months ended June 30, 2025, compared to financial income, net of $0.3 million for the six months ended June 30, 2024. The decrease resulted primarily from exchange rate costs and lower interest income on bank deposits partially offset by lower notes interest expenses due to the September 2024 repayment in full of all the outstanding principal and interest payable under the 2024 Notes.

Taxes on Income (Tax Benefit)

We recorded tax expenses of approximately $0.4 million for the six months ended June 30, 2025, compared to a tax benefit of approximately $(0.2) million for the six months ended June 30, 2024. The tax expenses or benefit resulted primarily from taxes on income mainly derived from GILTI income mainly in respect of Section 174 of the TCJA. Effective in 2022, Section 174 of the TCJA requires all U.S. companies, for tax purposes, to capitalize and subsequently amortize R&D expenses that fall within the scope of Section 174 over five years for research activities conducted in the United States and over 15 years for research activities conducted outside of the United States, rather than deducting such costs in the current year. On July 4, 2025, tax reform legislation was enacted in the United States through the passage of HR1 which includes significant corporate tax changes, including a restoration of the current deductibility for domestic research expenditures beginning in 2025, with transition options for previously capitalized amounts. We continue to evaluate the impact that the new legislation will have on the consolidated financial statements.

Liquidity and Capital Resources

Our sources of liquidity include our cash balances and short-term bank deposits. At June 30, 2025, we had $33.4 million in cash and cash equivalents and short term bank deposits. In September 2024, we satisfied the outstanding principal and accrued interest under the 2024 Notes with a cash payment of approximately $21.2 million which was available primarily from the withdrawal of short term deposits. We have primarily financed our operations through sales proceeds, equity and debt financings, business collaborations, and grants funding.

During the six-month period ended June 30, 2025, we sold, in the aggregate, 2,775,215 shares of Common Stock under the Sales Agreement generating gross proceeds equal to approximately $7.0 million. In March 2025, we amended the Sales Agreement to provide for the offer and sale of up to an additional $20.0 million in shares of Common Stock. As of June 30, 2025, approximately $15.7 million in shares of Common Stock remain available to be sold under the Sales Agreement.

We believe that our cash and cash equivalents and short-term bank deposits are sufficient to satisfy our capital needs for at least 12 months from the date this report is issued.

Cash Flows

Net cash used in operations was $10.3 million for the six months ended June 30, 2025. The net loss for the six months ended June 30, 2025 of $3.5 million was increased by a $6.9 million increase in accounts receivable-trade and other assets, a $1.9 million decrease in accounts payable and accruals, and was offset by a $1.0 million in share-based compensation and $0.7 million in depreciation. Net cash used in investing activities for the six months ended June 30, 2025 was $0.8 million and consisted primarily of the purchase of property and equipment. Net cash provided by financing activities for the six months ended June 30, 2025 was $9.2 million and consisted of $6.8 million proceeds from issuance of Common Stock under the Sales Agreement, net and $2.4 million from the exercise of warrants and options.

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

Future Funding Requirements

Since our inception, we have incurred significant research and development expenditures which have not been offset by revenues. We have not generated significant revenues from sales of Elelyso, and commercial sales of Elfabrio only commenced in the middle of 2023. We have generated operating losses from our continuing operations since our inception although the revenues generated in the years ended December 31, 2023 and 2024 exceeded our expenditures for the same periods.

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

Effects of Currency Fluctuations

Currency fluctuations could affect us through increased or decreased acquisition costs for certain goods and services and salaries expenses. We do not believe currency fluctuations have had a material effect on our results of operations during the three and six months ended June 30, 2025.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of each of June 30, 2025 and December 31, 2024.

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

	Three Months Ended		Six Months Ended		Year Ended
	June 30,		June 30,		December 31,
	2025	2024	2025	2024	2024
Average rate for period	3.581	3.725	3.597	3.694	3.700
Rate at period-end	3.372	3.759	3.372	3.759	3.647

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15f and 15d-15f under the Exchange Act) that occurred during the quarter ended June 30, 2025 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not involved in any material legal proceedings.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

During the quarter ended June 30, 2025, none of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Date	Filed or Furnished Herewith
3.1	Certificate of Incorporation of the Company	8-K	001-33357	3.1	April 1, 2016
3.2	Amendment to Certificate of Incorporation of the Company	Def 14A	001-33357	Appen. A	July 1, 2016
3.3	Second Amendment to Certificate of Incorporation of the Company	Def 14A	001-33357	Appen. A	October 17, 2018
3.4	Third Amendment to Certificate of Incorporation of the Company	8-K	001-33357	3.1	December 19, 2019
3.5	Fourth Amendment to Certificate of Incorporation of the Company	10-Q	001-33357	3.5	August 15, 2022
3.6	Fifth Amendment to Certificate of Incorporation of the Company	10-Q	001-33357	3.6	August 7, 2023
3.7	Second Amended and Restated Bylaws of the Company	10-Q	001-33357	3.7	May 9, 2025
4.1†	Form of Restricted Stock Agreement/Notice	8-K	001-33357	4.1	July 18, 2012
4.2	Description of Capital Stock	10-K	001-33357	4.7	March 14, 2024
4.3†	Form of Stock Option Agreement (Executives)	10-Q	001-33357	4.8	August 10, 2020
4.4	Form of Stock Option Agreement (Standard)	10-Q	001-33357	4.9	August 10, 2020
10.1	Employment Agreement With Gilad Mamlok dated June 13, 2025	8-K	001-33357	10.1	July 21, 2025
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Certification of Chief Executive Officer	X
32.2	18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Certification of Chief Financial Officer	X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	COVER PAGE INTERACTIVE DATA FILE (formatted as Inline XBRL and contained in Exhibit 101).
† Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROTALIX BIOTHERAPEUTICS, INC.
(Registrant)

Date: August 14, 2025	By:	/s/ Dror Bashan
Dror Bashan President and Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2025	By:	/s/ Eyal Rubin
Eyal Rubin Senior Vice President and Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)