Form 10-Q
period 2025-09-30
Protalix BioTherapeutics, Inc.
filed 2025-11-13
CIK 1006281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

On November 1, 2025, approximately 80,421,181 shares of the Registrant’s common stock, $0.001 par value, were outstanding.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

PROTALIX BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands)

(Unaudited)

	September 30, 2025	December 31, 2024

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$13,647	$19,760
Short-term bank deposits	15,723	15,070
Accounts receivable	14,425	2,909
Other assets	1,452	1,096
Inventories	21,255	21,243
Total current assets	$66,502	$60,078

NON-CURRENT ASSETS:
Funds in respect of employee rights upon retirement	$549	$462
Property and equipment, net	4,724	4,591
Deferred income tax asset	2,679	2,856
Operating lease right of use assets	7,810	5,430
Total assets	$82,264	$73,417

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accruals:
Trade	$5,375	$4,533
Other	15,173	19,588
Operating lease liabilities	1,397	1,500
Total current liabilities	$21,945	$25,621

LONG TERM LIABILITIES:
Liability for employee rights upon retirement	$631	$559
Operating lease liabilities	6,780	4,026
Total long term liabilities	$7,411	$4,585
Total liabilities	$29,356	$30,206

COMMITMENTS

STOCKHOLDERS' EQUITY	52,908	43,211
Total liabilities and stockholders' equity	$82,264	$73,417

The accompanying notes are an integral part of the condensed consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(U.S. dollars in thousands, except share and per share data)

(Unaudited)

	Nine Months Ended		Three Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
REVENUES FROM SELLING GOODS	$43,108	$34,820	$17,673	$17,839
REVENUES FROM LICENSE AND R&D SERVICES	514	361	178	120
TOTAL REVENUE	43,622	35,181	17,851	17,959
COST OF GOODS SOLD	(22,374)	(20,433)	(8,324)	(8,375)
RESEARCH AND DEVELOPMENT EXPENSES	(13,934)	(8,846)	(4,467)	(2,998)
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(8,156)	(9,194)	(2,929)	(2,595)
OPERATING INCOME (LOSS)	(842)	(3,292)	2,131	3,991
FINANCIAL EXPENSES	(808)	(1,056)	(180)	(299)
FINANCIAL INCOME	818	1,186	288	151
FINANCIAL INCOME (EXPENSES), NET	10	130	108	(148)
INCOME (LOSS) BEFORE TAXES ON INCOME	(832)	(3,162)	2,239	3,843
TAXES ON INCOME (TAX BENEFIT)	268	400	(116)	607
NET INCOME (LOSS)	$(1,100)	$(3,562)	$2,355	$3,236
EARNINGS (LOSS) PER SHARE OF COMMON STOCK:
BASIC	$(0.01)	$(0.05)	$0.03	$0.04
DILUTED	$(0.01)	$(0.05)	$0.03	$0.03
WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK
USED IN COMPUTING EARNINGS (LOSS) PER SHARE:
BASIC	78,225,112	73,301,091	79,281,685	73,549,745
DILUTED	78,225,112	73,301,091	80,814,564	81,217,068

The accompanying notes are an integral part of the condensed consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ EQUITY

(U.S. dollars in thousands, except share data)

(Unaudited)

			Additional
	Common	Common	Paid-In	Accumulated
	Stock (1)	Stock	Capital	Deficit	Total
	Number of
	Shares	Amount
Balance at January 1, 2024	72,952,124	$73	$415,045	$(381,549)	$33,569
Changes during the nine-month period ended September 30, 2024:
Initial adoption of ASU 2020-06			(393)	224	(169)
Share-based compensation related to stock options			1,191		1,191
Share-based compensation related to restricted stock awards	681,459	1	1,407		1,408
Net loss for the period				(3,562)	(3,562)
Balance at September 30, 2024	73,633,583	$74	$417,250	$(384,887)	$32,437
Balance at January 1, 2025	75,850,275	$76	$421,528	$(378,393)	$43,211
Changes during the nine-month period ended September 30, 2025:
Issuance of common stock under the Sales Agreement, net	2,775,215	3	6,809		6,812
Share-based compensation related to stock options			1,004		1,004
Share-based compensation related to restricted stock awards	559,210	*	561		561
Exercise of warrants and options	1,156,625	1	2,419		2,420
Net loss for the period				(1,100)	(1,100)
Balance at September 30, 2025	80,341,325	$80	$432,321	$(379,493)	$52,908
Balance at June 30, 2024	73,292,674	$73	$416,631	$(388,123)	$28,581
Changes during the three-month period ended September 30, 2024:
Share-based compensation related to stock options			358		358
Share-based compensation related to restricted stock awards	340,909	1	261		262
Net income for the period				3,236	3,236
Balance at September 30, 2024	73,633,583	$74	$417,250	$(384,887)	$32,437
Balance at June 30, 2025	79,732,115	$80	$431,671	$(381,848)	$49,903
Changes during the three-month period ended September 30, 2025:
Share-based compensation related to stock options			405		405
Share-based compensation related to restricted stock awards	559,210		193		193
Exercise of options	50,000	*	52		52
Net income for the period				2,355	2,355
Balance at September 30, 2025	80,341,325	$80	$432,321	$(379,493)	$52,908

*Represents an amount equal to less than $1.

(1) Common stock, $0.001 par value; Authorized – as of September 30, 2025 and December 31, 2024 – 185,000,000 shares.

The accompanying notes are an integral part of the condensed consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

(Unaudited)

	Nine Months Ended
	September 30, 2025	September 30, 2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,100)	$(3,562)
Adjustments required to reconcile net loss to net cash provided by (used in) operating activities:
Share-based compensation	1,565	2,599
Depreciation	1,078	970
Financial expenses, net	136	173
Changes in accrued liability for employee rights upon retirement	14	32
Changes in deferred income tax asset	177	236
Gain on amounts funded in respect of employee rights upon retirement	(18)	(20)
Gain on sale of fixed assets		(3)
Changes in operating assets and liabilities:
Decrease (Increase) in accounts receivable-trade and other assets	(11,768)	3,069
Changes in operating lease right of use assets, net	(62)	13
Decrease (increase) in inventories	(12)	1,846
Decrease in accounts payable and accruals	(4,033)	(670)
Net cash provided by (used in) operating activities	$(14,023)	$4,683

CASH FLOWS FROM INVESTING ACTIVITIES:
Short-term deposit withdrawal		$20,420
Purchase of property and equipment	$(1,235)	(857)
Proceeds from sale of property and equipment		3
Amounts funded in respect of employee rights upon retirement, net	(19)	(25)
Net cash provided by (used in) investing activities	$(1,254)	$19,541

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment for convertible notes redemption		$(20,420)
Proceeds from issuance of common stock under the Sales Agreement, net	$6,812	—
Exercise of warrants and options	2,368	—
Net cash provided by (used in) financing activities	$9,180	$(20,420)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	$(16)	$(29)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(6,113)	3,775
BALANCE OF CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	19,760	23,634
BALANCE OF CASH AND CASH EQUIVALENTS AT END OF PERIOD	$13,647	$27,409

The accompanying notes are an integral part of the condensed consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

(Unaudited)

	Nine Months Ended
	September 30, 2025	September 30, 2024
SUPPLEMENTARY INFORMATION ON INVESTING AND FINANCING ACTIVITIES NOT INVOLVING CASH FLOWS:
Purchase of property and equipment	$230	$402
Exercise of options	$52	$-
Operating lease right of use assets obtained in exchange for new operating lease liabilities	$3,104	$376

SUPPLEMENTARY DISCLOSURE ON CASH FLOWS
Tax paid	$1,182
Interest paid	$-	$1,532
Interest received	$258	$1,481

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

The Company, through its wholly-owned subsidiary, Protalix Ltd., has licensed the rights to commercialize Elelyso worldwide (other than Brazil) to Pfizer Inc. (“Pfizer”), and in Brazil to Fundação Oswaldo Cruz (“Fiocruz”), an arm of the Brazilian Ministry of Health (the “Brazilian MoH”). Elelyso is marketed as BioManguinhos alfataliglicerase in Brazil. The Company has partnered with Chiesi Farmaceutici S.p.A. (“Chiesi”) for the development and commercialization of Elfabrio through two exclusive global licensing and supply agreements. On October 19, 2017, Protalix Ltd. entered into an Exclusive License and Supply Agreement with Chiesi (the “Chiesi Ex-US Agreement”) pursuant to which Chiesi was granted an exclusive license for all markets outside of the United States to commercialize Elfabrio. On July 23, 2018, Protalix Ltd. entered into an Exclusive License and Supply Agreement with Chiesi (the “Chiesi US Agreement”), with respect to the commercialization of Elfabrio in the United States.

Since its approval by the FDA, Elelyso has been marketed by Pfizer in accordance with the exclusive license and supply agreement entered into between Protalix Ltd. and Pfizer, which is referred to herein as the Pfizer Agreement. In October

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2015, Protalix Ltd. and Pfizer entered into an amended and restated exclusive license and supply agreement, which is referred to herein as the Amended Pfizer Agreement, pursuant to which the Company sold to Pfizer its share in the collaboration created under the Pfizer Agreement for the commercialization of Elelyso. As part of the sale, the Company agreed to transfer its rights to Elelyso in Israel to Pfizer while gaining full rights to it in Brazil. Under the Amended Pfizer Agreement, Pfizer is entitled to all of the revenues, and is responsible for 100% of expenses globally for Elelyso, excluding Brazil where the Company is responsible for all expenses and retains all revenues.

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

On February 27, 2023, the Company entered into that certain At The Market Offering Agreement (as may be amended from time to time, the “Sales Agreement”) with H.C. Wainwright & Co., LLC, as the Company’s sales agent (the “Agent”). After giving effect to the sales under the Sales Agreement in January 2025, no shares of common stock, par value $0.001 per share (the “Common Stock”), remained available for offer and sale under the Sales Agreement. On March 17, 2025, the Company entered into an amendment to the Sales Agreement pursuant to which the Company increased the aggregate gross sales price of shares of Common Stock available for offer and sale under the Sales Agreement by $20.0 million. As of September 30, 2025, approximately $15.7 million in shares of Common Stock remain available to be sold under the Sales Agreement.

Because the Company’s operations are conducted in the State of Israel, the business and operations may be directly affected by economic, political, geopolitical and military conditions in Israel. Since October 2023, following an infiltration by Hamas terrorists of Israel’s southern border from the Gaza Strip and attacks on civilian and military targets, Israel has been engaged in military activity on a number of fronts, including with the Hamas in the Gaza Strip, Hezbollah in Lebanon, Iran, the Houthis terrorist group that controls parts of Yemen, and others. Such clashes may escalate in the future into a greater regional conflict. On October 9, 2025, Israel and Hamas entered into a ceasefire agreement intended to permanently end the war between Israel and Hamas. However, there are no assurances regarding continued compliance with such agreement. While the conflict created and continues to create heightened security concerns, disruptions to business operations, and economic instability within Israel, the ceasefire may contribute to improved regional stability. However, the security situation remains fluid and any renewed military actions, restrictions, or government-imposed measures could adversely affect the Company’s business, operations and financial condition. The Company’s facilities are deemed an “essential enterprise” which means it operates or can be operated for the purposes of state defense or public security or for the maintenance of essential supplies or services, allowing the Company to maintain operations during emergencies. The Company has elected to store manufactured drug substance in multiple locations, both within and outside of Israel, to mitigate the risk of loss. As of the issuance of these financial statements, the impact of the military action has not had an adverse effect on the Company’s operations.

The Company expects to continue to incur significant expenditures in the near future due to research and developments efforts with respect to its product candidates. The Company believes that its cash and cash equivalents and short-term bank deposits as of September 30, 2025, are sufficient to satisfy the Company’s capital needs for at least 12 months from the date that these financial statements are issued.

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

Prior to January 1, 2024, the Company’s outstanding 2024 Notes were accounted for as a liability (debt) and equity component (conversion option) as the Company had the option to settle such notes may be settled wholly or partly in cash.

Starting from January 1, 2024, the convertible debt instruments were accounted for as a single liability measured at amortized cost.

e.	Recently issued accounting pronouncements, not yet adopted

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” This guidance is intended to enhance the transparency and decision-usefulness of income tax disclosures. The amendments in ASU 2023-09 address investor requests for enhanced income tax information primarily through changes to disclosure regarding rate reconciliation and income taxes paid both in the U.S. and in foreign jurisdictions. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 on a prospective basis with the option to apply the standard retrospectively. The Company expects the adoption of this standard to result in expanded disclosures in its consolidated financial statements.

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

In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This amendment introduces a practical expedient for the application of the current expected credit loss (CECL) model to current accounts receivable and contract assets. The

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

amendments will be effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, on a prospective basis, with early adoption permitted. Based on the Company’s evaluation of this guidance, no material impact is expected on its consolidated financial statement disclosures.

NOTE 2 - INVENTORIES

Inventories at September 30, 2025 and December 31, 2024 consisted of the following:

	September 30,	December 31,
(U.S. dollars in thousands)	2025	2024
Raw materials	$4,983	$4,549
Work in progress	5,355	11,245
Finished goods	10,917	5,449
Total inventory	$21,255	$21,243

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

NOTE 4 – OPERATING LEASES

The Company is a party to several lease agreements for its facilities that included varying lease periods and options for extensions. The Company is currently in the second option period for each of the three leases, which periods are not uniform. In the three months ended September 30, 2025, the Company amended all of the facility leases, collectively, to provide that the third option period for each lease will end on December 31, 2031 and will be associated with a unform rent increase equal to 7.5%. Thereafter, each lease will extend automatically, on an individual basis, for up to four additional five-year periods unless the Company provides the lessor with six months’ advance notice that it does not intend that any individual option extension become effective. Each option to renew a lease in each of the four option periods shall include a rent increase equal to 5% of the rent payable for the applicable previous option period. Prior to the amendment, the options to extend the leases were associated with increases of either 7.5% or 10%. The Company expects to exercise the options in future periods. As of September 30, 2025, the Company provided bank guarantees of approximately $0.6 million, in the aggregate, to secure the fulfillment of its obligations under the lease agreements.

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company adjusted the operating lease right of use assets by $3.1 million reflecting the amount of remeasurement of the lease liability using a new discount rate at the amendment date.

The Company is a party to several three-year leases for vehicles which are regularly amended as new vehicles are leased.

The following table sets forth data regarding the Company’s operating leases for the three and nine months ended September 30, 2024 and 2025:

	Nine Months Ended September 30,		Three Months Ended September 30,
(U.S. dollars in thousands)	2025	2024	2025	2024
Operating lease costs	$1,395	$1,195	$476	$420
Cash paid for amounts included in the measurement of lease liabilities	1,338	1,207	457	413
Weighted average remaining lease term (in years)	22.6	6.2	22.6	6.2
Weighted average discount rate	13.4%	12.8%	13.4%	12.8%

The following table sets forth a maturity analysis of the Company’s operating lease liabilities as of September 30, 2025:

(U.S. dollars in thousands)	September 30, 2025
First year	$1,397
Second year	$1,141
Third year	$1,074
Fourth year	$1,040
Fifth year and thereafter	$22,273
Total undiscounted cash flows	$26,925
Less: imputed interest	$18,748
Present value of operating lease liabilities	$8,177

NOTE 5 – STOCK TRANSACTIONS

a.	During the nine months ended September 30, 2025, the Company issued 908,000 shares of Common Stock in connection with the exercise of warrants issued in 2020 generating proceeds equal to approximately $2.1 million from such exercises. All such exercises were effected during the first quarter of 2025 and all unexercised warrants expired on March 11, 2025. Accordingly, as of March 12, 2025, no warrants remained outstanding.
b.	During the nine months ended September 30, 2025, the Company sold, in the aggregate, 2,775,215 shares of Common Stock under the Sales Agreement. The Company generated gross proceeds equal to approximately $7.0 million in connection with such sales (issuance costs were $0.2 million). All such sales were effected during the first and second quarters of 2025.
c.	During the nine months ended September 30, 2025, the Company issued, in the aggregate, 248,625 shares of Common Stock in connection with the exercise of options to purchase 248,625 shares of Common Stock by certain current and former employees of the Company. The Company received cash proceeds equal to $0.2 million in connection with such exercises. All such exercises were effected during the third quarter of 2025.
d.	During the three months ended September 30, 2025, the Company granted, with the approval of the Company’s compensation committee, 10-year options to purchase 1,448,990 shares of Common Stock, in the aggregate, to certain of the Company’s officers, directors, other employees and a consultant under the Company’s Amended and Restated 2006 Employee Stock Incentive Plan, as amended (the “Plan”). The options generally vest over a three-year period in 12 equal quarterly increments. Vesting of the options granted to executive officers is subject to automatic acceleration in full upon a Corporate Transaction or a Change in Control, as those terms are defined in the Plan, and are subject to certain other terms and conditions. The Company estimated the aggregate fair value of the options on the applicable dates of grant

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

using the Black-Scholes option-pricing model to be approximately $1.5 million using the following assumptions (weighted average): stock price equal to $1.56, exercise price equal to $1.56, dividend yield of 0%, expected volatility of 73.64%, risk-free interest rate of 3.9% and expected life in years, 5.75.
e.	During the three months ended September 30, 2025, the Company granted, with the approval of the Company’s compensation committee, 559,210 shares of restricted Common Stock, in the aggregate, to certain of the Company’s officers, directors, other employees and a consultant under the Plan. The shares of restricted Common Stock generally vest over a three-year period in 12 equal quarterly increments, with 52,910 of such shares of restricted Common Stock fully vested upon grant (September 22, 2025). Vesting of restricted Common Stock granted to executive officers is subject to automatic acceleration in full upon a Corporate Transaction or a Change in Control, as those terms are defined in the Plan, and are subject to certain other terms and conditions. The Company estimated the aggregate fair value of the restricted stock on the applicable dates of grant to be approximately $0.9 million using stock prices equal to $1.64 and $1.89.

NOTE 6 – EARNINGS (LOSS) PER SHARE

Basic and diluted earnings (loss) per share attributable to common stockholders were calculated as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
(In thousands, except share data)	2025	2024	2025	2024
Numerator:
Net income (loss)	$(1,100)	$(3,562)	$2,355	$3,236
Add:
Financial expenses of 2024 Notes*				(503)
Net income (loss) for diluted calculation	$(1,100)	$(3,562)	$2,355	$2,733
Denominator:
Weighted average shares of Common Stock outstanding for basic calculation	78,225,112	73,301,091	79,281,685	73,549,745
Weighted average dilutive effect of 2024 Notes				7,667,323
Weighted average dilutive effect of stock options and restricted stock			1,532,879
Weighted average shares of Common Stock outstanding for diluted calculation	78,225,112	73,301,091	80,814,564	81,217,068

* Financial expenses on 2024 Notes consists of add back of financial expense incurred during the period and inclusion of make-whole interest payments that will be incurred upon conversion.

Diluted earnings (loss) per share do not include 11,288,007 shares of Common Stock underlying outstanding stock options, unvested shares of restricted stock and warrants for the nine months ended September 30, 2025 because the effect would be anti-dilutive.

Diluted earnings (loss) per share do not include 3,745,682 shares of Common Stock underlying outstanding stock options and unvested shares of restricted stock for the three months ended September 30, 2025 because the effect would be anti-dilutive.

Diluted earnings (loss) per share do not include 30,515,287 shares of Common Stock underlying outstanding stock options, unvested shares of restricted stock, warrants and the 2024 Notes for the nine months ended September 30, 2024, and 20,173,438 shares of Common Stock underlying outstanding stock options, unvested shares of restricted stock and warrants for the three months ended September 30, 2024, because the effect would be anti-dilutive.

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 7 – TAXES ON INCOME (TAX BENEFIT)

The following table summarizes the Company’s taxes on income:

	Nine Months Ended September 30,		Three Months Ended September 30,
(U.S. dollars in thousands)	2025	2024	2025	2024
Current taxes on income	$91	$164	$(175)	$164
Deferred taxes on income	177	236	$59	$443
Total taxes on income (tax benefit)	$268	$400	$(116)	$607

The Company had an effective tax rate of (32)% for the nine months ended September 30, 2025 compared to an effective tax rate of (13)% for the nine months ended September 30, 2024. For the nine months ended September 30, 2025, the difference between the Company’s effective tax rate and the U.S. federal statutory rate of 21% was the result of forecasted profits derived primarily from U.S. taxable GILTI income mainly due to Section 174 of the U.S. Tax Cuts and Jobs Act of 2017 (the “TCJA”), which was enacted in December 2017.

On July 4, 2025, tax reform legislation was enacted in the United States through the passage of H.R.1, One Big Beautiful Bill Act (“HR1”), which includes significant corporate tax changes, including a restoration of the current deductibility for domestic research expenditures beginning in 2025, with transition options for previously capitalized amounts.

NOTE 8 – SEGMENT INFORMATION

a.	The Company operates in Israel as a single operating segment. The Company’s President and Chief Executive Officer is the CODM. The CODM makes decisions on resource allocation, assesses performance of the business and monitors budget versus actual results on a consolidated basis.
b.	Segment information:

	Nine Months Ended September 30,		Three Months Ended September 30,
(U.S. dollars in thousands)	2025	2024	2025	2024
Revenues from customers	$43,622	$35,181	$17,851	$17,959
Less:
Employee salaries and related expenses	16,502	15,091	5,853	4,734
Sub-contractors expense	9,348	6,413	1,886	1,649
Interest expense	—	1,021	—	260
Interest income	(817)	(970)	(289)	(212)
Depreciation	1,078	970	372	329
Other segment expenses*	18,343	15,818	7,790	7,356
Income (loss) before taxes on income	(832)	(3,162)	2,239	3,843
Taxes on income (tax benefit)	268	400	(116)	607
Segment net income (loss)	$(1,100)	$(3,562)	$2,355	$3,236

* Other expenses included in net income includes raw materials, rent and utilities and others.

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

c.	The following table summarizes the Company’s disaggregation of revenues:

	Nine Months Ended September 30,		Three Months Ended September 30,
(U.S. dollars in thousands)	2025	2024	2025	2024
Gaucher disease:
Pfizer (Ireland)	$15,431	$11,431	$2,805	$3,430
Fiocruz (Brazil)	$9,121	$9,314	$6,105	$2,048
Fabry disease:
Chiesi (Italy)	$18,556	$14,075	$8,763	$12,361
Total revenues from selling goods	$43,108	$34,820	$17,673	$17,839
Revenues from license and R&D services	$514	$361	$178	$120

d.	Long lived assets are located in Israel.

NOTE 9 – SUPPLEMENTARY FINANCIAL STATEMENT INFORMATION

Balance sheets:

	September 30,	December 31,
(U.S. dollars in thousands)	2025	2024
Accounts payable and accruals – other:
Payroll and related expenses	$745	$1,343
Provision for vacation	2,209	1,811
Accrued expenses	8,126	9,568
Royalties payable	558	1,080
Income tax payable	2,385	3,476
Payable to customer	920	2,056
Property and equipment suppliers	230	254
	$15,173	$19,588

NOTE 10 – SUBSEQUENT EVENTS

a.	Since the end of the quarter ended September 30, 2025 and through the issuance of these financial statements, the Company collected approximately $3.0 million from sales to Fiocruz (Brazil), approximately $9.9 million from sales to Chiesi and $1.4 million from sales to Pfizer.
b.	Since the end of the quarter ended September 30, 2025, the Company issued, in the aggregate, 79,856 shares of Common Stock in connection with the exercise of options to purchase 79,856 shares of Common Stock by a former employee and a current employee of the Company. The Company received cash proceeds equal to approximately $94,200 in connection with such exercise.

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
●the possible disruption of our operations due to military actions conducted by Israel with the Hamas terrorist organization located in the Gaza Strip, Hezbollah and others, including as a result of the disruption of the operations of certain regulatory authorities and of certain of our suppliers, collaborative partners, licensees, clinical trial sites, distributors and customers, and the risk that the current hostilities will result in a greater regional conflict;
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
●delays in the approval or potential rejection of any applications we file with the FDA, European Medicines Agency, or EMA, or other health regulatory authorities for our other product candidates, including the requested a re-examination of the negative opinion issued by the CHMP regarding the proposed dosing regimen of 2 mg/kg body weight infused E4W for Elfabrio, and other risks relating to the review process;
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
●risks relating to the compliance by Fiocruz with its purchase obligations under the Brazil Agreement, which may have a material adverse effect on us and may result in the termination of such agreement;
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

Recent Company Developments

●On August 24, 2025, Gilad Mamlok succeeded Eyal Rubin as our Senior Vice President and Chief Financial Officer.
●On October 6, 2025, we submitted an Investigational New Drug (IND) application to the FDA in connection with our planned phase 2 clinical trial of PRX-115. The IND has become effective following the FDA’s standard 30-day review period.
●On October 17, 2025, we announced, together with Chiesi, that the EMA’s Committee for Medicinal Products for Human Use (CHMP) had issued a negative opinion on the request to approve the dosing regimen of 2 mg/kg body weight infused every 4 weeks (E4W) for Elfabrio.
●On November 3, 2025, we announced, together with Chiesi, that we have requested a re-examination of the negative opinion issued by the CHMP regarding the proposed dosing regimen of 2 mg/kg body weight infused E4W for Elfabrio.

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

In addition to Elelyso and Elfabrio, we are developing PEGylated uricase, or PRX-115, for the treatment of uncontrolled gout, Long Acting (LA) DNase I, or PRX-119, for the treatment of NETs-related diseases, and a number of other technologies and preclinical assets. We have completed a phase 1 First-in-Human clinical trial of PRX-115 and we are currently in the advance stages of preparations for a phase 2 clinical trial of PRX-115. We submitted an IND to the FDA in connection with the trial and it has become effective following the FDA’s standard 30-day review period. We expect to initiate the trial in the fourth quarter of 2025.

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

The global market for Gaucher disease, that includes Sanofi’s Cerezyme®, Shire’s (acquired by Takeda Pharmaceutical Company Limited) Vpriv® and Sanofi’s Cerdelga®, among others, was $1.7 billion in 2024, is forecasted to be approximately $1.7 billion in 2025 and is forecasted to grow at a compound annual growth rate (CAGR) of approximately -1.82% from 2024-2030.

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

Elfabrio for the Treatment of Fabry Disease

Elfabrio, our second commercial product, was approved by the EC for marketing in the EU and by the FDA for marketing in the United States in May 2023 for adult patients with Fabry disease. Both approvals cover the 1 mg/kg every two weeks dosage. According to the EMA, overall, the benefit/risk balance of Elfabrio is positive in the claimed indication (Fabry disease). Similarly, the FDA review team concluded that in the context of Fabry disease as a rare, serious disease with limited therapeutic options that may not be suitable to all individual patients, the benefit-risk of Elfabrio is favorable for the treatment of adults with confirmed Fabry disease. The FDA noted its determination that substantial evidence of effectiveness for Elfabrio in Fabry patients was established with one adequate and well-controlled study, our phase 1/2 clinical trial of Fabry disease, with confirmatory evidence provided by the BALANCE study. The FDA review team also concluded that the BALANCE study met its primary efficacy endpoint, which assessed the annualized rate of change in eGFR (estimated glomerular filtration rate) over 104 weeks. However, the FDA also determined that the results from the BALANCE study did not support a non-inferiority claim to the comparator product due to the lack of data to support the non-inferiority margin.

Since the approvals by the FDA and the EMA, Elfabrio has been approved for marketing in Great Britain, Switzerland, Peru, Israel, Russia, Singapore, Australia and Taiwan for long-term enzyme replacement therapy in adult patients with a confirmed diagnosis of Fabry disease.

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

The global market for Fabry disease, that includes agalsidase beta, Sanofi’s Fabrazyme®, agalsidase alfa, Shire’s Replagal® and Amicus Therapeutics’ Galafold®, among others, is forecasted to be approximately $2.2 billion in 2025 and is forecasted to grow at a CAGR of 8.19% from 2024-2030 reaching approximately $3.4 billion in annual sales in 2030.

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

In December 2024, the EMA validated Chiesi’s Variation Submission for PRX-102. The Variation Submission sought to add an additional dose and dosing regimen, 2 mg/kg body weight administered every four weeks in adult patients with Fabry disease, to the current Elfabrio label. In October 2025, the CHMP issued a negative opinion regarding the submission. In November 2025, Chiesi requested a re-examination of the negative opinion.

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

The phase 3 clinical program included three individual studies; the BALANCE study, the BRIDGE study and the BRIGHT study. In the phase 3 clinical program overall, two potential dosing regimens for PRX-102 were analyzed; 1 mg/kg every two weeks, with the potential for improved efficacy and safety offering a potential alternative to existing enzyme replacement therapies, and 2 mg/kg every four weeks. The phase 3 program was preceded by the phase 1/2 clinical trial, a dose range finding study in ERT-naïve adult patients with Fabry disease.

Phase 3 BALANCE Study

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

Forty-seven (90.4%) patients in the PRX-102 arm experienced at least one treatment-emergent adverse event (TEAE) compared to 24 (96.0%) in the agalsidase beta arm. The number of events adjusted to 100 years of exposure was 572.36 events for the PRX-102 arm and 816.85 events for the agalsidase beta arm.

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

Phase 3 BRIDGE Study

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

Phase 3 BRIGHT Study

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

Phase 1/2 Study

The phase 1/2 clinical trial of PRX-102 (NCT01678898) was a worldwide, multi-center, open-label, dose ranging study designed to evaluate the safety, tolerability, pharmacokinetics, immunogenicity and efficacy parameters of PRX-102 in adult patients with Fabry disease. It was completed in 2015.

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

Extension Studies

Two long-term open-label extension studies were available for patients who completed the BALANCE, BRIDGE and BRIGHT studies, and the extension of the phase 1/2 study. Overall, 126 patients who participated in our PRX-102 clinical program initially opted, with the advice of the treating physician, to enroll in one of the extension studies: 97 patients in the 1 mg/kg every two weeks extension study (PB-102-F60, NCT03566017) (10 patients who completed an extension study from the phase 1/2 study, 18 patients who completed the BRIDGE study; 69 patients who completed the BALANCE study), and 29 patients who completed the BRIGHT study in the 2 mg/kg every four weeks extension study (PB-102-F51, NCT03614234). Two of the patients in the 2 mg/kg every four weeks extension study were treated with 1 mg/kg every two weeks.

After the approval of Elfabrio in the US and the EU, sponsorship and administration of the extension studies was transferred to Chiesi. Over time, and as Elfabrio is approved for marketing in different jurisdictions, patients switch-out of the open-label extension studies. Most of them have transferred to a commercial setting; others withdraw for other reasons. Accordingly, the 1 mg/kg every two weeks dosage extension study is now closed as most patients have transferred to commercial or expanded access programs. In addition, the

US-based patients that enrolled in the 2 mg/kg every four weeks dosage extension study are now being treated with Elfabrio on a commercial basis; EU-based patients remain on the extension study.

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

Japanese RISE Study

Chiesi is currently recruiting patients for its clinical trial entitled “A Multicenter Open-Label Study to Evaluate the Safety, Pharmacokinetics, Pharmacodynamics, and Efficacy of Pegunigalsidase Alfa (PRX-102) in Japanese Patients With Fabry Disease,” or the RISE study (NCT05710692). The aim of the RISE study is to evaluate the safety and efficacy of pegunigalsidase alfa in Japanese patients (adults and adolescents) affected by Fabry disease. It is planned that a total of approximately 18-20 male and female Fabry disease patients between the ages of 13 and 60 years will be enrolled in the study which is being conducted in Japan. The study involves both the 1 mg/kg every two weeks and the 2 mg/kg every four weeks dosage regimens.

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

The exclusive license to develop and commercialize PRX-102 in the United States was granted to Chiesi under the Chiesi US Agreement. Protalix Ltd. received an upfront, non-refundable, non-creditable payment of $25.0 million from Chiesi and was entitled to additional payments of up to a maximum of $20.0 million to cover development costs for PRX-102, capped at $7.5 million per year. Protalix Ltd. is also eligible to receive additional payments of up to a maximum of $760.0 million, in the aggregate, in regulatory and commercial milestone payments. Chiesi agreed to make tiered payments of 15% to 40% of the net sales of the drug product in as consideration for product supply.

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

We have completed a phase 1 clinical trial of PRX-115 for the potential treatment of uncontrolled gout entitled “A Double-blind, Placebo-controlled, Single Ascending Dose Study to Evaluate the Safety, Tolerability, Pharmacokinetics, and Pharmacodynamics Properties of PRX-115 in Adult Volunteers With Elevated Uric Acid Levels” (NCT05745727), or the FIH study. The study was conducted at New Zealand Clinical Research (NZCR) under the New Zealand Medicines and Medical Devices Safety Authority (MedSafe) and the Health and Disability Ethics Committee (HDEC) guidelines. The completed study included eight sequential dosing cohorts, each composed of eight subjects (six active and two placebo), a 3:1 ratio. Subjects in each cohort, males and females aged 18 through 65, received a single dose of PRX-115 and were analyzed for safety, pharmacokinetics (PK), pharmacodynamics (PD)

(concentrations of plasma urate) and immunogenicity for 85 days. Overall, 64 randomized subjects were enrolled across the eight cohorts; 48 subjects were treated with PRX–115 and 16 subjects were treated with placebo.

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

Only 25% of the subjects treated with PRX-115 in the study (12/48) having reported study drug-related adverse events. The majority of such adverse events were mild to moderate and transient in nature. One subject experienced an anaphylactic reaction in cohort 2 immediately following the commencement of the infusion (6 minutes) and, accordingly, was exposed to approximately 5% of the applicable PRX-115 dose. The reaction resolved completely and the subject continued in the study for follow-up safety assessments. Premedication with anti-histamines and steroids were administered to all subjects following the anaphylaxis event. No other subjects experienced a similar reaction and no other serious adverse events were reported in the study. No related adverse events were reported for subjects treated in cohorts 6 and 7, and only for one patient per cohort in cohorts 4, 5 and 8. Approximately 50% of the subjects developed ADAs. The incidence of ADAs showed a negative relationship with the applicable PRX-115 dose, with the highest incidence observed in Cohort 1 and lower incidences in the higher PRX-115 dose cohorts.

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

We have initiated preparations for a phase 2 clinical trial of PRX-115, and the IND we submitted in connection with the phase 2 trial has become effective following the FDA’s standard 30-day review period. We expect to commence the study in the fourth quarter of 2025.

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

Intellectual Property

A key element of our overall strategy is to establish a broad portfolio of patents to protect our proprietary technology, proprietary product and product candidates and their methods of use. As of September 30, 2025, we hold a broad portfolio of 16 patent families consisting of approximately 67 patents in Europe, the United States, Israel and additional countries worldwide, as well as approximately 43 pending patent applications.

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

Results of Operations

Three months ended September 30, 2025 compared to the three months ended September 30, 2024

Revenues from Selling Goods

We recorded revenues from selling goods of $17.7 million during the three months ended September 30, 2025, a decrease of $0.1 million, or 1%, compared to revenues of $17.8 million for the three months ended September 30, 2024. The decrease resulted primarily from a decrease of $3.6 million in sales to Chiesi and of $0.6 million in sales to Pfizer, partially offset by an increase of $4.1 million in sales to Fiocruz (Brazil).

Revenues from License and R&D Services

We recorded revenues from license and R&D services of $0.2 million for the three months ended September 30, 2025, an increase of $0.1 million, or 100%, compared to license and R&D services of $0.1 million for the three months ended September 30, 2024. Revenues from license and R&D services are comprised primarily of revenues we recognized in connection with the Chiesi Agreements. Other than potential regulatory milestone payments that may become payable, we expect to generate minimal revenues from license and R&D services now that we have completed the clinical development of Elfabrio.

Cost of Goods Sold

Cost of goods sold was $8.3 million for the three months ended September 30, 2025, a decrease of $0.1 million, or 1%, from cost of goods sold of $8.4 million for the three months ended September 30, 2024. The decrease in cost of goods sold was primarily the result of the decrease in sales to Chiesi and Pfizer partially offset by the increase in sales to Fiocruz (Brazil).

Research and Development Expenses

For the three months ended September 30, 2025, our total research and development expenses were approximately $4.5 million comprised of approximately $2.6 million of salary and related expenses, approximately $0.5 million in subcontractor-related expenses, approximately $0.5 million of materials-related expenses and approximately $0.9 million of other expenses. For the three months ended September 30, 2024, our total research and development expenses were approximately $3.0 million comprised of approximately $1.6 million of salary and related expenses, approximately $0.6 million in subcontractor-related expenses, approximately $0.2 million of materials-related expenses and approximately $0.6 million of other expenses.

Total increase in research and developments expenses for the three months ended September 30, 2025 was $1.5 million, or 50%, compared to research and developments expenses of $3.0 million for the three months ended September 30, 2024. The increase in research and development expenses resulted primarily from preparations for the planned phase 2 clinical trial of PRX-115.

We expect to continue to incur significant, increasing research and development expenses as we enter into a more advanced stage of preclinical and clinical trials for certain of our product candidates.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $2.9 million for the three months ended September 30, 2025, an increase of $0.3 million, or 12%, compared to $2.6 million for the three months ended September 30, 2024. The increase resulted primarily from an increase of $0.1 million in salary and related expenses and an increase of $0.2 million in selling expenses.

Financial Income (Expenses), Net

Financial income, net was $0.1 million for the three months ended September 30, 2025, compared to financial expenses, net of $0.1 million for the three months ended September 30, 2024. The decrease in financial expenses, net resulted primarily from lower notes interest expenses due to the September 2024 repayment in full of all the outstanding principal and interest payable under the 2024 Notes.

Taxes on Income (Tax Benefit)

We recorded tax benefit of approximately $0.1 million for the three months ended September 30, 2025, compared to tax expenses of approximately $0.6 million for the three months ended September 30, 2024. The tax expenses or benefit resulted primarily from taxes on income mainly derived from GILTI income mainly in respect of Section 174 of the TCJA. Effective in 2022, Section 174 of the TCJA requires all U.S. companies, for tax purposes, to capitalize and subsequently amortize R&D expenses that fall within the scope of Section 174 over five years for research activities conducted in the United States and over 15 years for research activities conducted outside of the United States, rather than deducting such costs in the current year. On July 4, 2025, tax reform legislation was enacted in the United States through the passage of HR1 which includes significant corporate tax changes, including a restoration of the current deductibility for domestic research expenditures beginning in 2025, with transition options for previously capitalized amounts.

Nine months ended September 30, 2025 compared to the nine months ended September 30, 2024

Revenues from Selling Goods

We recorded revenues from selling goods of $43.1 million during the nine months ended September 30, 2025, an increase of $8.3 million, or 24%, compared to revenues of $34.8 million for the nine months ended September 30, 2024. The increase resulted primarily from an increase of $4.5 million in sales to Chiesi and of $4.0 million in sales to Pfizer, partially offset by a decrease of $0.2 million in sales to Fiocruz (Brazil).

Revenues from License and R&D Services

We recorded revenues from license and R&D services of $0.5 million for the nine months ended September 30, 2025, an increase of $0.1 million, or 25%, compared to revenues from license and R&D services of $0.4 million for the nine months ended September 30, 2024. Revenues from license and R&D services are comprised primarily of revenues we recognized in connection with the Chiesi Agreements. Other than potential regulatory milestone payments that may become payable, we expect to generate minimal revenues from license and R&D services now that we have completed the clinical development of Elfabrio.

Cost of Goods Sold

Cost of goods sold was $22.4 million for the nine months ended September 30, 2025, an increase of $2.0 million, or 10%, from cost of goods sold of $20.4 million for the nine months ended September 30, 2024. The increase in cost of goods sold was primarily the result of an increase in sales to Chiesi and Pfizer partially offset by a decrease in sales to Fiocruz (Brazil).

Research and Development Expenses

For the nine months ended September 30, 2025, our total research and development expenses were approximately $13.9 million comprised of approximately $6.5 million of salary and related expenses, approximately $4.3 million in subcontractor-related expenses, approximately $0.9 million of materials-related expenses and approximately $2.2 million of other expenses. For the nine months ended September 30, 2024, our total research and development expenses were approximately $8.8 million comprised of approximately $4.8 million of salary and related expenses, approximately $1.6 million of subcontractor-related expenses, approximately $0.5 million of materials-related expenses and approximately $1.9 million of other expenses.

Total increase in research and developments expenses for the nine months ended September 30, 2025 was $5.1 million, or 58%, compared to research and developments expenses of $8.8 million for the nine months ended September 30, 2024. The increase in research and development expenses resulted primarily from preparations for the planned phase 2 clinical trial of PRX-115.

We expect to continue to incur significant, increasing research and development expenses as we enter into a more advanced stage of preclinical and clinical trials for certain of our product candidates.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $8.2 million for the nine months ended September 30, 2025, a decrease of $1.0 million, or 11%, compared to $9.2 million for the nine months ended September 30, 2024. The decrease resulted primarily from a decrease of $0.7 million in salary and related expenses and a decrease of $0.3 million in selling expenses.

Financial Income (Expenses), Net

Financial income, net was $0.01 million for the nine months ended September 30, 2025, compared to financial income, net of $0.1 million for the nine months ended September 30, 2024. The decrease resulted primarily from exchange rate costs and lower interest income on bank deposits partially offset by lower notes interest expenses due to the September 2024 repayment in full of all the outstanding principal and interest payable under the 2024 Notes.

Taxes on Income (Tax Benefit)

We recorded tax expenses of approximately $0.3 million for the nine months ended September 30, 2025, compared to tax expenses of approximately $0.4 million for the nine months ended September 30, 2024. The tax expenses or benefit resulted primarily from taxes on income mainly derived from GILTI income mainly in respect of Section 174 of the TCJA. Effective in 2022, Section 174 of the TCJA requires all U.S. companies, for tax purposes, to capitalize and subsequently amortize R&D expenses that fall within the scope of Section 174 over five years for research activities conducted in the United States and over 15 years for research activities conducted outside of the United States, rather than deducting such costs in the current year. On July 4, 2025, tax reform legislation was enacted in the United States through the passage of HR1 which includes significant corporate tax changes, including a restoration of the current deductibility for domestic research expenditures beginning in 2025, with transition options for previously capitalized amounts.

Liquidity and Capital Resources

Our sources of liquidity include our cash balances and short-term bank deposits. At September 30, 2025, we had $29.4 million in cash and cash equivalents and short-term bank deposits. In September 2024, we satisfied the outstanding principal and accrued interest under the 2024 Notes with a cash payment of approximately $21.2 million which was available primarily from the withdrawal of short-term deposits. We have primarily financed our operations through sales proceeds, equity and debt financings, business collaborations, and grants funding.

During the nine-month period ended September 30, 2025, we sold, in the aggregate, 2,775,215 shares of Common Stock under the Sales Agreement generating gross proceeds equal to approximately $7.0 million. In March 2025, we amended the Sales Agreement to provide for the offer and sale of up to an additional $20.0 million in shares of Common Stock. As of September 30, 2025, approximately $15.7 million in shares of Common Stock remain available to be sold under the Sales Agreement.

We believe that our cash and cash equivalents and short-term bank deposits are sufficient to satisfy our capital needs for at least 12 months from the date this report is issued.

Cash Flows

Net cash used in operations was $14.0 million for the nine months ended September 30, 2025. The net loss for the nine months ended September 30, 2025 of $1.1 million was increased by a $11.8 million increase in accounts receivable-trade and other assets, a $4.0 million decrease in accounts payable and accruals, and was offset by a $1.6 million in share-based compensation and $1.1 million in depreciation. Net cash used in investing activities for the nine months ended September 30, 2025 was $1.3 million and consisted primarily of the purchase of property and equipment. Net cash provided by financing activities for the nine months ended September 30, 2025 was $9.2 million and consisted of $6.8 million proceeds from issuance of Common Stock under the Sales Agreement, net and $2.4 million from the exercise of warrants and options.

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

Future Funding Requirements

Since our inception, we have incurred significant research and development expenditures which have not been offset by revenues. We have not generated significant revenues from sales of Elelyso or Elfabrio. We have generated operating losses from our continuing operations since our inception although the revenues generated in the years ended December 31, 2023 and 2024 exceeded our expenditures for the same periods.

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

Effects of Currency Fluctuations

Currency fluctuations could affect us through increased or decreased acquisition costs for certain goods and services and salaries expenses. For the three and nine months ended September 30, 2025 the currency fluctuations were $0.2 million and $0.8 million, respectively.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of each of September 30, 2025 and December 31, 2024.

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

	Three Months Ended		Nine Months Ended		Year Ended
	September 30,		September 30,		December 31,
	2025	2024	2025	2024	2024
Average rate for period	3.364	3.715	3.519	3.701	3.700
Rate at period-end	3.306	3.710	3.306	3.710	3.647

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15f and 15d-15f under the Exchange Act) that occurred during the quarter ended September 30, 2025 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not involved in any material legal proceedings.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

During the quarter ended September 30, 2025, none of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Date	Filed or Furnished Herewith
3.1	Certificate of Incorporation of the Company	8-K	001-33357	3.1	April 1, 2016
3.2	Amendment to Certificate of Incorporation of the Company	Def 14A	001-33357	Appen. A	July 1, 2016
3.3	Second Amendment to Certificate of Incorporation of the Company	Def 14A	001-33357	Appen. A	October 17, 2018
3.4	Third Amendment to Certificate of Incorporation of the Company	8-K	001-33357	3.1	December 19, 2019
3.5	Fourth Amendment to Certificate of Incorporation of the Company	10-Q	001-33357	3.5	August 15, 2022
3.6	Fifth Amendment to Certificate of Incorporation of the Company	10-Q	001-33357	3.6	August 7, 2023
3.7	Second Amended and Restated Bylaws of the Company	10-Q	001-33357	3.7	May 9, 2025
4.1†	Form of Restricted Stock Agreement/Notice	8-K	001-33357	4.1	July 18, 2012
4.2	Description of Capital Stock	10-K	001-33357	4.7	March 14, 2024
4.3†	Form of Stock Option Agreement (Executives)	10-Q	001-33357	4.8	August 10, 2020
4.4	Form of Stock Option Agreement (Standard)	10-Q	001-33357	4.9	August 10, 2020
10.1††	Amended and Restated Exclusive License and Supply Agreement by and between Pfizer Inc. and Protalix Ltd., dated October 12, 2015					X

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Certification of Chief Executive Officer	X
32.2	18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Certification of Chief Financial Officer	X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	COVER PAGE INTERACTIVE DATA FILE (formatted as Inline XBRL and contained in Exhibit 101).

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

PROTALIX BIOTHERAPEUTICS, INC.
(Registrant)

Date: November 13, 2025	By:	/s/ Dror Bashan
Dror Bashan President and Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2025	By:	/s/ Gilad Mamlok
Gilad Mamlok Senior Vice President and Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)