Form 10-Q
period 2026-03-31
Protalix BioTherapeutics, Inc.
filed 2026-05-13
CIK 1006281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

On May 1, 2026, approximately 80,571,642 shares of the Registrant’s common stock, $0.001 par value, were outstanding.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

PROTALIX BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands)

(Unaudited)

	March 31, 2026	December 31, 2025

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$41,001	$14,680
Short-term bank deposits	10,082	15,593
Restricted deposit	711	702
Accounts receivable	2,939	8,840
Other assets	1,149	1,129
Inventories	30,474	25,729
Total current assets	$86,356	$66,673

NON-CURRENT ASSETS:
Funds in respect of employee rights upon retirement	$589	$578
Property and equipment, net	5,153	4,879
Deferred income tax asset	2,445	2,516
Operating lease right of use assets	7,793	7,700
Total assets	$102,336	$82,346

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accruals:
Trade	$4,285	$5,259
Other	21,670	19,875
Operating lease liabilities	1,433	1,384
Total current liabilities	$27,388	$26,518

LONG TERM LIABILITIES:
Liability for employee rights upon retirement	$671	$661
Operating lease liabilities	7,048	6,937
Total long-term liabilities	$7,719	$7,598
Total liabilities	$35,107	$34,116

COMMITMENTS

STOCKHOLDERS’ EQUITY	67,229	48,230
Total liabilities and stockholders’ equity	$102,336	$82,346

The accompanying notes are an integral part of the condensed consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(U.S. dollars in thousands, except share and per share data)

(Unaudited)

	Three Months Ended
	March 31, 2026	March 31, 2025
REVENUES FROM SELLING GOODS	$7,419	$9,995
REVENUES FROM LICENSE AND R&D SERVICES	26,331	118
TOTAL REVENUE	33,750	10,113
COST OF REVENUES	(4,127)	(8,180)
RESEARCH AND DEVELOPMENT EXPENSES	(5,426)	(3,475)
SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES	(3,051)	(2,603)
OPERATING INCOME (LOSS)	21,146	(4,145)
FINANCIAL EXPENSES	(193)	(6)
FINANCIAL INCOME	188	419
FINANCIAL INCOME (EXPENSES), NET	(5)	413
INCOME (LOSS) BEFORE TAXES ON INCOME	21,141	(3,732)
TAXES ON INCOME (TAX BENEFIT)	2,824	(113)
NET INCOME (LOSS)	$18,317	$(3,619)
EARNINGS (LOSS) PER SHARE OF COMMON STOCK:
BASIC	$0.23	$(0.05)
DILUTED	$0.22	$(0.05)
WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK
USED IN COMPUTING EARNINGS (LOSS) PER SHARE:
BASIC	79,848,892	76,611,980
DILUTED	83,048,596	76,611,980

The accompanying notes are an integral part of the condensed consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ EQUITY

(U.S. dollars in thousands, except share data)

(Unaudited)

			Additional
	Common	Common	Paid-In	Accumulated
	Stock (1)	Stock	Capital	Deficit	Total
	Number of
	Shares	Amount
Balance at January 1, 2025	75,850,275	$76	$421,528	$(378,393)	$43,211
Changes during the three-month period ended March 31, 2025:
Issuance of common stock under the Sales Agreement, net	1,325,179	1	2,860		2,861
Share-based compensation related to stock options			336		336
Share-based compensation related to restricted stock awards			204		204
Exercise of warrants and options	958,375	1	2,214		2,215
Net loss for the period				(3,619)	(3,619)
Balance at March 31, 2025	78,133,829	$78	$427,142	$(382,012)	$45,208
Balance at January 1, 2026	80,425,981	$80	$433,147	$(384,997)	$48,230
Changes during the three-month period ended March 31, 2026:
Share-based compensation related to stock options			362		362
Share-based compensation related to restricted stock awards			170		170
Exercise of options	145,661	1	149		150
Net income for the period				18,317	18,317
Balance at March 31, 2026	80,571,642	$81	$433,828	$(366,680)	$67,229

(1) Common stock, $0.001 par value; Authorized – as of March 31, 2026 and December 31, 2025 – 185,000,000 shares.

The accompanying notes are an integral part of the condensed consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

(Unaudited)

	Three Months Ended
	March 31, 2026	March 31, 2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$18,317	$(3,619)
Adjustments required to reconcile net income (loss) to net cash provided by (used in) operating activities:
Share-based compensation	532	540
Depreciation	404	346
Financial (income) expenses, net	158	(375)
Changes in accrued liability for employee rights upon retirement	5	3
Changes in deferred income tax asset	71	(113)
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable-trade and other assets	6,408	(2,275)
Changes in operating lease right of use assets, net	55	(18)
Decrease (increase) in inventories	(4,745)	1,737
Increase (decrease) in accounts payable and accruals	820	(1,284)
Net cash provided by (used in) operating activities	$22,025	$(5,058)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in bank deposits	$(5,000)
Short-term deposit withdrawal	10,000
Purchase of property and equipment	(761)	$(306)
Amounts funded in respect of employee rights upon retirement, net	(7)	(6)
Increase in restricted deposit	(9)
Net cash provided by (used in) investing activities	$4,223	$(312)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock under the Sales Agreement, net	$-	$2,861
Exercise of warrants and options	150	2,215
Net cash provided by financing activities	$150	$5,076
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	$(77)	$(8)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	26,321	(302)
BALANCE OF CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	14,680	19,760
BALANCE OF CASH AND CASH EQUIVALENTS AT END OF PERIOD	$41,001	$19,458

The accompanying notes are an integral part of the condensed consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

(Unaudited)

	Three Months Ended
	March 31, 2026	March 31, 2025
SUPPLEMENTARY INFORMATION ON INVESTING AND FINANCING ACTIVITIES NOT INVOLVING CASH FLOWS:
Purchase of property and equipment	$286	$427
Operating lease right of use assets obtained in exchange for new operating lease liabilities	$284	$33

SUPPLEMENTARY DISCLOSURE ON CASH FLOWS
Tax paid	$2,500
Interest received	$688	$166

The accompanying notes are an integral part of the condensed consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

a.	General

Protalix BioTherapeutics, Inc. and its wholly-owned subsidiary, Protalix Ltd. (collectively, the “Company”), are commercial stage biopharmaceutical companies focused on the discovery, development, production, and commercialization of innovative therapeutics for rare diseases with significant unmet needs. ProCellEx®, the Company’s proprietary plant cell-based protein expression system (“ProCellEx”), represents a new method for developing recombinant proteins in an industrial-scale manner.

The Company’s commercial product portfolio consists of two enzyme replacement therapies (ERTs):

●	Elelyso® (taliglucerase alfa) for the treatment of adult patients and children four years of age and older with Gaucher disease. This product is approved in the United States, Brazil, and Israel, as well as many other jurisdictions.
●	Elfabrio® (pegunigalsidase alfa) for the treatment of adult patients with a confirmed diagnosis of Fabry disease. This product is approved in the United States, the European Union, and other jurisdictions with a 1 mg/kg every-two-weeks (E2W) dosage. In March 2026, Elfabrio was approved for a 2 mg/kg every-four-weeks (E4W) dosage in the European Union.

In addition, the Company’s product pipeline currently includes, among other candidates:

●	PRX 115, the Company’s plant cell-expressed recombinant PEGylated uricase (urate oxidase) – a chemically modified enzyme to treat uncontrolled gout; and
●	PRX 119, the Company’s plant cell-expressed PEGylated recombinant human DNase I product candidate for long and customized systemic circulation in the bloodstream for NETs-related diseases (neutrophil extracellular traps).

The Company is committed to leveraging its record of success as the Company develops treatments for rare and orphan diseases. In addition, the Company is continuously further developing and enhancing its ProCellEx technology. Accordingly, the Company is turning its focus to new, early-stage product candidates that treat indications for which there are high unmet needs in terms of efficacy and safety, including renal diseases. The Company currently intends to focus on treatments that will address both genetic and non-genetic diseases. The Company plans to use its ProCellEx platform and PEGylation capabilities, as well as other modalities such as small molecules and antibodies, to take advantage of highly innovative opportunities. The Company is also exploring novel platform technologies. Consistent with its strategy, the Company continuously evaluates potential strategic marketing partnerships, as well as collaboration programs with biotechnology and pharmaceutical companies and academic research institutions. Except with respect to Elfabrio and Elelyso, the Company holds the worldwide commercialization rights to its other proprietary development candidates.

Consistent with its strategy, the Company continuously evaluates potential strategic marketing partnerships as well as collaboration programs with biotechnology and pharmaceutical companies and academic research institutions.

Because the Company’s operations are conducted in the State of Israel, the Company’s business and operations face risks related to the military, economic, political, and geopolitical conditions in Israel. Since October 2023, Israel has suffered from missile and other similar attacks and has been engaged in military activity on a number of fronts, including with the Hamas and other terrorist groups in the Gaza Strip, with Hezbollah in Lebanon, in Iran, with the Houthis terrorist group that controls parts of Yemen, and others, and both civilian and military targets in Israel have been attacked. In June 2025 and again in February 2026, Israel and the United States conducted strikes against Iranian military and nuclear infrastructure, both of which involved Iranian counterattacks as well as Hezbollah attacks on Israel. Ceasefires have been declared in connection with all of these military actions. Despite the ceasefires, the situation remains volatile, with the potential for renewed escalation involving Iran or other terrorist organizations. The Company’s facilities are deemed an “essential enterprise,” which means it operates or can be operated for the purposes of state defense or public security or

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

for the maintenance of essential supplies or services, allowing the Company to maintain operations during emergencies. The Company has elected to store manufactured drug substance in multiple locations, both within and outside of Israel, to mitigate the risk of loss. It is currently not possible to predict whether or not such ceasefires will be maintained, or the duration or severity of the above conflicts or the effects of such conflicts, or any of them, on the Company’s operations. As of the issuance of these financial statements, the impacts of the military actions described above have not had a material adverse effect on the Company’s business, results of operations, and financial condition.

The Company expects to continue to incur significant expenditures in the near future due to research and developments efforts with respect to its product candidates. The Company believes that its cash and cash equivalents and short-term bank deposits as of March 31, 2026 are sufficient to satisfy the Company’s capital needs for at least 12 months from the date that these financial statements are issued.

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

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2025, filed by the Company with the U.S. Securities and Exchange Commission (the “Commission”) on March 18, 2026. The comparative balance sheet at December 31, 2025 has been derived from the audited financial statements at that date. There have been no material changes in our significant accounting policies as described in our consolidated financial statements for the year ended December 31, 2025.

c.	Net earnings (loss) per share

Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares of common stock, par value $0.001 per share (“Common Stock”), outstanding for each period.

In computing diluted earnings per share, basic earnings per share are adjusted to take into account the potential dilution that could occur upon: (i) the exercise of options and non-vested restricted stock granted under employee stock compensation plans using the treasury stock method; and (ii) the exercise of warrants using the treasury stock method.

d.	New accounting pronouncements

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

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

NOTE 2 - INVENTORIES

Inventories at March 31, 2026 and December 31, 2025 consisted of the following:

	March 31,	December 31,
(U.S. dollars in thousands)	2026	2025
Raw materials	$6,007	$5,980
Work in progress	9,083	9,375
Finished goods	15,384	10,374
Total inventory	$30,474	$25,729

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

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4 – STOCK TRANSACTIONS

During the three months ended March 31, 2026, the Company issued, in the aggregate, 145,661 shares of Common Stock in connection with the exercise of options to purchase 145,661 shares of Common Stock by certain current and former employees of the Company. The Company received cash proceeds equal to $0.2 million in connection with such exercises.

NOTE 5 – EARNINGS (LOSS) PER SHARE

Basic and diluted earnings (loss) per share attributable to common stockholders were calculated as follows:

	Three Months Ended March 31,
(In thousands, except share data)	2026	2025
Numerator:
Net income (loss) for diluted calculation	$18,317	$(3,619)
Denominator:
Weighted average shares of Common Stock outstanding for basic calculation	79,848,892	76,611,980
Weighted average dilutive effect of stock options and unvested restricted stock	3,199,704
Weighted average shares of Common Stock outstanding for diluted calculation	83,048,596	76,611,980

Diluted earnings per share do not include 1,340,697 shares of Common Stock underlying outstanding stock options, unvested shares of restricted stock for the three months ended March 31, 2026 because the effect would be anti-dilutive.

Diluted loss per share do not include 18,216,366 shares of Common Stock underlying outstanding stock options, unvested shares of restricted stock and warrants for the three months ended March 31, 2025 because the effect would be anti-dilutive.

NOTE 6 – TAXES ON INCOME (TAX BENEFIT)

The following table summarizes the Company’s taxes on income:

	Three Months Ended March 31,
(U.S. dollars in thousands)	2026	2025
Current taxes on income - US (federal)	$2,753	$
Deferred taxes on income - US (federal)	$71		$(113)
Total taxes on income	$2,824		$(113)

On July 4, 2025, tax reform legislation was enacted in the United States through the passage of H.R.1, One Big Beautiful Bill Act (“HR1”), which includes significant corporate tax changes, including a restoration of the current deductibility for domestic research expenditures beginning in 2025, with transition options for previously capitalized amounts.

NOTE 7 – SEGMENT INFORMATION

a.	The Company operates in Israel as a single operating segment. The Company’s President and Chief Executive Officer is the CODM. The CODM makes decisions on resource allocation, assesses performance of the business, and monitors budget versus actual results on a consolidated basis based on net income (losses).

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

b.	Segment information:

	Three Months Ended March 31,
(U.S. dollars in thousands)	2026	2025
Revenues from customers	$33,750	$10,113
Less:
Employee salaries and related expenses	6,697	5,205
Sub-contractors expense	4,441	2,689
Interest expense	-	6
Interest income	(188)	(419)
Depreciation	404	346
Other segment expenses*	1,255	6,018
Income (loss) before taxes on income	21,141	(3,732)
Taxes on income (tax benefit)	2,824	(113)
Segment net income (loss)	$18,317	$(3,619)

* Other expenses included in net income include raw materials, rent and utilities, and others.

c.	The following table summarizes the Company’s disaggregation of revenues:

	Three Months Ended March 31,
(U.S. dollars in thousands)	2026	2025
Gaucher disease:
Pfizer (Ireland)	$1,452	$6,979
Fiocruz (Brazil)	$2,454	$3,016
Fabry disease:
Chiesi (Italy)	$3,513	$-
Total revenues from selling goods	$7,419	$9,995
Revenues from license and R&D services	$26,331	$118

d.	Long lived assets are located in Israel.

NOTE 8 – SUPPLEMENTARY FINANCIAL STATEMENT INFORMATION

a.	Balance sheets:

	March 31,	December 31,
(U.S. dollars in thousands)	2026	2025
Accounts payable and accruals – other:
Payroll and related expenses	$3,706	$1,629
Provision for vacation	2,448	2,309
Accrued expenses	9,685	9,790
Royalties payable	973	799
Income tax payable	3,203	2,950
Payable to customer	1,369	2,029
Property and equipment suppliers	286	369
	$21,670	$19,875

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

b.	Statements of Operations:

(U.S. dollars in thousands)	Three Months Ended March 31,
Research and development expenses:	2026	2025
Employee salaries and related expenses	$2,762	$1,894
Subcontractor-related expenses	1,435	805
Materials-related expenses	417	216
Depreciation	132	114
Other expenses	680	446
	$5,426	$3,475

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
AND RISK FACTORS SUMMARY

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the consolidated financial statements and the related notes included elsewhere in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2025. Some of the information contained in this discussion and analysis, particularly with respect to our plans and strategy for our business and related financing, includes forward-looking statements within the meanings of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, including statements regarding expectations, beliefs, intentions or strategies for the future. When used in this report, the terms “anticipate,” “believe,” “estimate,” “expect,” “can,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” and words or phrases of similar import, as they relate to our company, our subsidiary or our management, are intended to identify forward-looking statements. We intend that all forward-looking statements be subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance, and we undertake no obligation to update or revise, nor do we have a policy of updating or revising, any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, except as may be required under applicable law. Forward-looking statements are subject to many risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements as a result of several factors, including those set forth in this Quarterly Report on Form 10-Q.

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
●risks relating to the compliance by Fundação Oswaldo Cruz, or Fiocruz, an arm of the Brazilian Ministry of Health, or the Brazilian MoH, with its purchase obligations under the Supply and Technology Transfer Agreement that we entered into with Fiocruz in June 2013, or the Brazil Agreement, which may have a material adverse effect on us and may result in our termination of such agreement;
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

Our Business

Protalix BioTherapeutics, Inc. and its wholly-owned subsidiary, Protalix Ltd., are commercial stage biopharmaceutical companies focused on the discovery, development, production, and commercialization of innovative therapeutics for rare diseases with significant unmet needs. ProCellEx®, our proprietary plant cell-based protein expression system, represents a new method for developing recombinant proteins in an industrial-scale manner.

Currently, our commercial products are both enzyme replacement therapies (ERTs):

●Elelyso® (taliglucerase alfa) for the treatment of adult patients and children four years of age and older with Gaucher disease. This product is approved in the United States, Brazil and Israel, as well as many other jurisdictions.
●Elfabrio® (pegunigalsidase alfa) for the treatment of adult patients with a confirmed diagnosis of Fabry disease. This product is approved in the United States, the European Union and other jurisdictions with a 1 mg/kg every-two-weeks (E2W) dosage. Additionally, in March 2026, Elfabrio was approved for a 2 mg/kg every-four-weeks (E4W) dosage in the European Union.

We are committed to leveraging our track record of success as we progress with the development of treatments for rare and orphan diseases. In addition, we continuously work on the further development and enhancement of our ProCellEx technology. Accordingly, we are turning our focus to new, early-stage product candidates that treat indications for which there are high unmet needs in terms of efficacy and safety, including renal diseases. Treatments of interest are likely to address both genetic and non-genetic diseases. We intend to use our ProCellEx platform and PEGylation capabilities, as well as other modalities such as small molecules and antibodies, to take advantage of highly innovative opportunities. We are also exploring novel platform technologies.

Our product pipeline currently includes, among other candidates:

●PRX 115, a recombinant PEGylated uricase (urate oxidase) – a chemically modified enzyme to treat uncontrolled gout; and
●PRX 119, a PEGylated recombinant human DNase I product candidate for long and customized systemic circulation in the bloodstream for NETs-related diseases (neutrophil extracellular traps).

Our proprietary ProCellEx platform is being used to manufacture both our approved and marketed products as well as PRX-115 and PRX-119.

Given ongoing military actions in the Middle East, and the missile and other strikes within Israel, we have elected to store manufactured drug substance in multiple locations, both within and outside of Israel, to mitigate the risk of loss. Our facilities are deemed an “essential enterprise” which means they operate or can be operated for the purposes of state defense or public security or for the maintenance of essential supplies or services, allowing us to maintain operations during emergencies. To date, the impact of the military actions have not had a material adverse effect on our operations.

Recent Company Developments

●On March 5, 2026, the EC approved, in the EU, the 2 mg/kg E4W dosing regimen for pegunigalsidase alfa in Fabry disease adult patients stable with an ERT treatment. The approval is the result of an appeal submitted after a negative opinion issued in October 2025.
●On March 31, 2026, we received a $25.0 million milestone payment from Chiesi in connection with the approval by the EC of the 2 mg/kg E4W dosing regimen for pegunigalsidase alfa in the EU.

Commercialization of Approved Products

Elelyso – Pfizer

We licensed to Pfizer the global rights to market and sell Elelyso in all markets, excluding Brazil, pursuant to the Amended Pfizer Agreement. Pursuant to the Amended Pfizer Agreement, we agreed to sell drug substance to Pfizer for the production of Elelyso for a fixed cost, subject to certain terms and conditions, through 2030. Any failure to comply with our supply commitments may subject us to substantial financial penalties. The Amended Pfizer Agreement includes customary provisions regarding cooperation for regulatory matters, patent enforcement, termination, indemnification and insurance requirements. We retain distribution rights to taliglucerase alfa in Brazil.

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

The Brazil Agreement provides for a staged technology transfer that is intended to transfer to Fiocruz the capacity and skills required for the Brazilian government to construct its own manufacturing facility, at its sole expense, and to produce a sustainable, high-

quality, and cost-effective supply of BioManguinhos alfataliglicerase. Fiocruz has not satisfied certain purchase commitments under the Brazil Agreement. We continue to sell BioManguinhos alfataliglicerase for a fixed price through purchase orders and we continue to discuss with Fiocruz potential steps to maximize sales of BioManguinhos alfataliglicerase to the Brazilian MoH.

Our sales of BioManguinhos alfataliglicerase to Fiocruz are made at a fixed price directly to Fiocruz which maintains product in inventory, and we recognize revenue from those sales upon delivery. The timing of such sales does not directly reflect patient demand and, on a period-to-period basis, there may be variations in the orders placed by Fiocruz resulting in variability in our period-to-period results. There may be periods during which no orders are placed by Fiocruz, whether as a result of inventory de-stocking or other factors.

Elfabrio (pegunigalsidase alfa/PRX-102) – Chiesi Farmaceutici

Elfabrio is commercialized worldwide by Chiesi under the Chiesi Agreements. Under the Chiesi Ex-US Agreement, we granted to Chiesi an exclusive license for all markets outside of the United States to commercialize pegunigalsidase alfa. At execution of the Chiesi Ex-US Agreement, Chiesi made an upfront, non-refundable, non-creditable payment to Protalix Ltd. of $25.0 million, followed by additional payments of $25.0 million to cover development costs in the aggregate. Protalix Ltd. currently remains eligible to receive additional payments of up to a maximum of $270.0 million, in the aggregate and including the $25.0 million currently payable, subject to the satisfaction of certain regulatory and commercial milestones. Protalix Ltd. agreed to manufacture all of the pegunigalsidase alfa needed for all purposes under the agreement, subject to certain exceptions, and Chiesi agreed to purchase the pegunigalsidase alfa from Protalix Ltd., subject to certain terms and conditions. Chiesi is required to make payments to Protalix Ltd. ranging from 15% to 35% of its net sales under the Chiesi Ex-US Agreement, depending on the amount of annual sales, subject to certain terms and conditions, as consideration for product supply. The Chiesi Ex-US Agreement shall remain in effect until the later of (i) the expiration of the last enforceable Protalix patent right thereunder or (ii) the 15th anniversary of the launch of sales of pegunigalsidase alfa on a country-by-country basis, subject to certain terms and conditions, unless earlier terminated in accordance with the terms and conditions thereof.

Under the Chiesi US Agreement we granted to Chiesi the exclusive license to develop and commercialize pegunigalsidase alfa in the United States. Protalix Ltd. received from Chiesi an upfront, non-refundable, non-creditable payment of $25.0 million from Chiesi and additional payments of $20.0 million to cover development costs. To date, we have received the complete amount of such development costs, and, following the approval of Elfabrio by the FDA, we received a milestone payment equal to $20.0 million. Protalix Ltd. currently remains eligible to receive additional payments of up to a maximum of $740.0 million, in the aggregate, subject to the satisfaction of certain regulatory and commercial milestones. Chiesi is required to make payments to Protalix Ltd. ranging from 15% to 40% of its net sales under the Chiesi US Agreement, depending on the amount of annual sales, subject to certain terms and conditions, as consideration for product supply. The Chiesi US Agreement shall remain in effect until the later of (i) the expiration of the last enforceable Protalix patent right thereunder or (ii) the 15th anniversary of the launch in the US, unless earlier terminated in accordance with the terms and conditions thereof.

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

Intellectual Property

A key element of our overall strategy is to establish a broad portfolio of patents to protect our proprietary technology, proprietary product and product candidates and their methods of use. As of March 31, 2026, we hold a broad portfolio of 15 patent families consisting of approximately 68 patents in Europe, the United States, Israel, and additional countries worldwide, as well as approximately 38 pending patent applications.

Research & Development

We are committed to leveraging our track record of success as we develop treatments for rare and orphan diseases. In addition, we are continuously further developing and enhancing our ProCellEx technology. Accordingly, we are turning our focus to new, early-stage product candidates that treat indications for which there are high unmet needs in terms of efficacy and safety, including renal diseases. We currently intend that our treatments will address both genetic and non-genetic diseases. We currently intend to use our ProCellEx platform and PEGylation/chemical capabilities, as well as other modalities such as small molecules and antibodies, to take advantage of highly innovative opportunities. We are also exploring novel platform technologies to expand our pipeline.

In addition, we continuously work on the further development of our ProCellEx plant cell expression technology and bioreactor system.

Critical Accounting Policies

Our significant accounting policies are more fully described in Note 1 to our consolidated financial statements appearing in this Quarterly Report. There have been no material changes to our critical accounting policies since we filed our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Results of Operations

The following table sets forth certain statements of operations data:

	Three Months Ended March 31,
(U.S. dollars in thousands)	2025	2026
REVENUES FROM SELLING GOODS	$9,995	$7,419
REVENUES FROM LICENSE AND R&D SERVICES	118	26,331
TOTAL REVENUE	10,113	33,750
COST OF REVENUES	(8,180)	(4,127)
RESEARCH AND DEVELOPMENT EXPENSES	(3,475)	(5,426)
SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES	(2,603)	(3,051)
OPERATING INCOME (LOSS)	(4,145)	21,146
FINANCIAL EXPENSES	(6)	(193)
FINANCIAL INCOME	419	188
FINANCIAL INCOME (EXPENSES), NET	413	(5)
INCOME (LOSS) BEFORE TAXES ON INCOME	(3,732)	21,141
TAXES ON INCOME (TAX BENEFIT)	(113)	2,824
NET INCOME (LOSS)	(3,619)	18,317

Three months ended March 31, 2026 compared to the three months ended March 31, 2025

Revenues from Selling Goods

Revenues from selling goods consisted of the following:

	Three Months Ended March 31,
(U.S. dollars in thousands)	2025	2026	2026 vs. 2025
Pfizer	$6,979	$1,452	$(5,527)
Fiocruz	3,016	2,454	(562)
Chiesi	-	3,513	3,513
Total revenues from selling goods	9,995	7,419	(2,576)

Revenues from selling goods for the three months ended March 31, 2026 reflects a decrease of 26% compared to revenues from selling goods for the three months ended March 31, 2025. The decrease in sales to Pfizer resulted primarily from a timing shift in Pfizer’s purchases for the three months ended March 31, 2026 compared to increased purchases of Elelyso by Pfizer in the three months ended March 31, 2025 to address unexpected manufacturing issues at Pfizer. The decrease in sales to Fiocruz (Brazil) are due to the timing of deliveries. The total decrease in revenues from selling goods for the period was partially offset by an increase in sales to Chiesi.

Revenues from License and R&D Services

Revenues from license and R&D services were as follows:

	Three Months Ended March 31,
(U.S. dollars in thousands)	2025	2026	2026 vs. 2025
Revenues from license and R&D services	$118	$26,331	$26,213

The increase in revenues from license and R&D services for the three months ended March 31, 2026 compared to license and R&D services for the three months ended March 31, 2025 resulted from the $25.0 million milestone we received from Chiesi in connection with the approval of the E4W dosage in the EU. Revenues from license and R&D services are comprised primarily of revenues we recognized in connection with the Chiesi Agreements. We expect to generate minimal revenues from license and R&D services now that we have completed the clinical development of Elfabrio.

Cost of Revenues

Cost of revenues were as follows:

	Three Months Ended March 31,
(U.S. dollars in thousands)	2025	2026	2026 vs. 2025
Cost of goods sold	$8,180	$4,127	$(4,053)

Cost of revenues for the three months ended March 31, 2026 represents a decrease of 50% from cost of revenues for the three months ended March 31, 2025. The decrease resulted primarily from a decrease in sales to Pfizer and Fiocruz (Brazil) which was partially offset by an increase in sales to Chiesi.

Research and Development Expenses

Research and development expenses were as follows:

	Three Months Ended March 31,
(U.S. dollars in thousands)	2025	2026	2026 vs. 2025
Salary and related expenses	$1,894	$2,762	$868
Subcontractor-related expenses	805	1,435	630
Materials-related expenses	216	417	201
Other expenses	560	812	252
Total research and development expenses	3,475	5,426	1,951

Total increase in research and developments expenses for the three months ended March 31, 2026 represents an increase of 56% compared to research and developments expenses for the three months ended March 31, 2025. The increase in research and development expenses resulted primarily from preparations for and the initiation of our RELEASE study.

We expect to continue to incur significant, increasing research and development expenses as we progress with the RELEASE study and commence more advanced stages of preclinical and clinical trials for certain of our other product candidates.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses were as follows:

	Three Months Ended March 31,
(U.S. dollars in thousands)	2025	2026	2026 vs. 2025
SG&A expenses	$2,603	$3,051	$448

Selling, general, and administrative expenses for the three months ended March 31, 2026 represents an increase of 17% compared to selling, general, and administrative expenses for the three months ended March 31, 2025. The increase resulted primarily from an increase of $0.4 million in salary and related expenses.

Financial Income (Expenses), Net

Financial expenses, net were as follows:

	Three Months Ended March 31,
(U.S. dollars in thousands)	2025	2026	2026 vs. 2025
Financial expenses (income), net	$(413)	$5	$418

The difference in financial expenses, net for the three months ended March 31, 2026 compared to financial income, net for the three months ended March 31, 2025 resulted primarily from $0.3 million in recorded expenses due to exchange rate fluctuations between the US Dollar and the New Israel Shekel, and a decrease of $0.1 million in interest income.

Income Taxes (Tax Benefit)

Income taxes (tax benefit) were as follows:

	Three Months Ended March 31,
(U.S. dollars in thousands)	2025	2026	2026 vs. 2025
Income taxes (tax benefit)	$(113)	$2,824	$2,937

We recorded tax expenses of approximately $2.8 million for the three months ended March 31, 2026 and a tax benefit of approximately $(0.1) million for the three months ended March 31, 2025. The tax expenses resulted primarily from taxes on income mainly derived from global intangible low-taxed income (GILTI) resulting primarily from limitations under IRC Section 174. On July 4, 2025, tax reform legislation was enacted in the United States through the passage of H.R.1, The One Big Beautiful Bill Act, which includes significant corporate tax changes, including a restoration of the current deductibility of domestic research expenditures beginning in 2025 under Section 174A, with transition options for previously capitalized amounts. Foreign research expenditures continue to require capitalization subject to the mandatory 15-year amortization period under existing IRC Section 174. We implemented the permitted transition options.

Liquidity and Capital Resources

Our sources of liquidity include our cash balances and short-term bank deposits. At March 31, 2026, we had $51.1 million in cash and cash equivalents and short-term bank deposits. We have primarily financed our operations through sales proceeds, equity and debt financings, business collaborations, and grants funding.

On February 27, 2023, we entered into an At The Market Offering Agreement, or the Sales Agreement, with H.C. Wainwright & Co., LLC, as the sales agent, or the Agent, which provided for the sale, from time to time through the Agent, shares of Common Stock having an aggregate offering price of up to $20.0 million. On March 17, 2025, the Sales Agreement was amended to increase the aggregate gross sales price of shares of Common Stock available for offer and sale under the Sales Agreement by $20.0 million. We have no obligation to sell any shares of Common Stock under the Sales Agreement, and may at any time suspend sales under the Sales Agreement or terminate the Sales Agreement in accordance with its terms. The Agent is entitled to a commission of up to 3.0% of the aggregate gross proceeds from the shares of Common Stock sold under the Sales Agreement. During the three months ended March 31, 2025, we sold, in the aggregate 1,325,179 shares of Common Stock under the Sales Agreement generating gross proceeds equal to approximately $3.0 million (issuance costs were $0.1 million). We did not make any sales during the three months ended March 31, 2026. As of March 31, 2026, approximately $15.7 million in shares of Common Stock remain available to be sold under the Sales Agreement.

During the three months ended March 31, 2025, we issued 908,000 shares of Common Stock, in the aggregate, in connection with the exercise of warrants issued in 2020 generating proceeds equal to approximately $2.1 million from such exercises. The remaining warrants expired on March 11, 2025. Accordingly, as of March 12, 2025, no warrants remain outstanding.

We believe that our cash and cash equivalents and short-term bank deposits are sufficient to satisfy our capital needs for at least 12 months from the date this report is issued.

Cash Flows

Our cash flows for each of the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended March 31,
(U.S. dollars in thousands)	2025	2026	2026 vs. 2025
Net cash provided by (used in) operating activities	$(5,058)	$22,025	$27,083
Net cash provided by (used in) investing activities	$(312)	$4,223	$4,535
Net cash provided by financing activities	$5,076	$150	$(4,926)

Net cash provided by operations was $22.0 million for the three months ended March 31, 2026. The net income for the three months ended March 31, 2026 of $18.3 million was increased by a $6.4 million decrease in accounts receivable-trade and other assets, $0.5 million in share-based compensation, $0.2 million in financial expenses, net, $0.4 million in depreciation and a $0.8 million increase in accounts payable and accruals, and was offset a $4.7 million increase in inventories.

Net cash provided by investing activities was $4.2 million for the three months ended March 31, 2026 and consisted primarily of $10.0 million short-term deposit withdrawal partially offset by a $5.0 million investment in bank deposits and $0.8 million in the purchase of property and equipment.

Net cash provided by financing activities was $0.2 million for the three months ended March 31, 2026 and resulted from the exercise of options.

Net cash used in operations was $5.1 million for the three months ended March 31, 2025. The net loss for the three months ended March 31, 2025 of $3.6 million was increased by a $1.3 million decrease in accounts payable and accruals, a $2.3 million increase in accounts receivable-trade and other assets and $0.4 million in financial income, net and was offset by $0.5 million in share-based compensation, a $1.7 million decrease in inventories, and $0.3 million in depreciation.

Net cash used in investing activities for the three months ended March 31, 2025 was $0.3 million and consisted primarily of the purchase of property and equipment.

Net cash provided by financing activities for the three months ended March 31, 2025 was $5.1 million and consisted of $2.9 million in proceeds from the issuance of Common Stock under the Sales Agreement, net and $2.2 million from the exercise of warrants and options.

Future Funding Requirements

Since our inception, we have incurred significant research and development expenditures which have not been offset by revenues. We have not generated significant revenues from sales of Elelyso or Elfabrio. We have generated operating losses from our continuing operations since our inception although the revenues generated in the years ended December 31, 2023 and 2024, and in the three months ended March 31, 2026, exceeded our expenditures for the same periods.

As we increase our research and developments efforts with respect to our current and future product candidates, we expect to continue to incur significant expenditures. We cannot anticipate the costs or the timing of the occurrence of such costs. Although we expect the revenues generated from the sales of Elfabrio and Elelyso will increase, such revenues may not be sufficient to fund the expenditures. To the extent we need to obtain additional financing in excess of such anticipated revenues, it may be difficult for us to do so given the volatility of the price of our Common Stock. Our material cash needs for the next 24 months will include, among other expenses, (i) costs of preclinical and clinical trials, in particular those of our RELEASE study, (ii) employee salaries, (iii) payments for rent and operation of our manufacturing facilities, (iv) fees to our consultants and legal advisors, patent advisors and fees for service providers in connection with our research and development efforts and (v) expansion of additional manufacturing space within our current facility and (vi) tax payments. We believe that the funds currently available to us are sufficient to satisfy our capital needs for at least 12 months from the date this report is issued.

As discussed above, we may be required to raise additional capital to develop our product candidates and continue research and development activities. Our ability to raise capital, and the amounts of necessary capital, will depend on many other factors, including:

●	the duration and cost of discovery and preclinical development and laboratory testing and clinical trials for our product candidates;
●	Chiesi’s progress in commercializing Elfabrio;
●	our progress in commercializing BioManguinhos alfataliglicerase in Brazil;
●	the timing and outcome of regulatory review of our product candidates;
●	the costs involved in preparing, filing, prosecuting, maintaining, defending, and enforcing patent claims and other intellectual property rights; and
●	the costs associated with any litigation claims.

We expect to finance our future cash needs through sales of Elfabrio and Elelyso, corporate collaborations, licensing or similar arrangements, public or private equity offerings and/or debt financings. We currently do not have any commitments for future external funding, except with respect to the milestone payments that may become payable under the Chiesi Agreements.

Effects of Currency Fluctuations

Currency fluctuations could affect us through increased or decreased acquisition costs for certain goods and services and salaries expenses. For the three months ended March 31, 2026 the currency fluctuations were immaterial.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of each of March 31, 2026 and December 31, 2025.

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

	Three Months Ended		Year Ended
	March 31,		December 31,
	2026	2025	2025
Average rate for period	3.121	3.613	3.452
Rate at period-end	3.165	3.718	3.190

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures are also designed to reasonably assure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2026 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not involved in any material legal proceedings.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

During the quarter ended March 31, 2026, none of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

On May 12, 2026, upon the approval of our Board of Directors, we entered into a new employment agreement with Yaron Naos, our Sr. Vice President and Chief Operating Officer. Pursuant to the new Employment Agreement, Mr. Naos will continue to receive his current monthly base salary of 70,000 New Israeli Shekels (approximately $24,000), and he remains entitled to an annual discretionary bonus subject to the sole discretion of our Board of Directors or its Compensation Committee. The Board of Directors shall determine the bonus on the basis of agreed-upon annual objectives, which shall include both measurable and strategic parameters. Upon the occurrence of certain change of control transactions, he remains entitled to a one-time bonus equal to $400,000. The Employment Agreement is terminable by our Company on 180 days written notice, and by Mr. Naos on 90 days written notice, for any reason during its term. We may terminate the Employment Agreement for cause without notice. Mr. Naos is entitled to be insured by the Company under a Manager’s Policy or Pension Fund, in lieu of severance, as well as Company contributions towards vocational studies, annual recreational allowances, a Company car, and a Company phone, and to 29 working days of vacation. He remains entitled to indemnification and continues to be insured under our D&O insurance policy which covers all of our executive officers and directors.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Date	Filed or Furnished Herewith
3.1	Certificate of Incorporation of the Company	8-K	001-33357	3.1	April 1, 2016
3.2	Amendment to Certificate of Incorporation of the Company	Def 14A	001-33357	Appen. A	July 1, 2016
3.3	Second Amendment to Certificate of Incorporation of the Company	Def 14A	001-33357	Appen. A	October 17, 2018
3.4	Third Amendment to Certificate of Incorporation of the Company	8-K	001-33357	3.1	December 19, 2019
3.5	Fourth Amendment to Certificate of Incorporation of the Company	10-Q	001-33357	3.5	August 15, 2022
3.6	Fifth Amendment to Certificate of Incorporation of the Company	10-Q	001-33357	3.6	August 7, 2023

3.7	Second Amended and Restated Bylaws of the Company	10-Q	001-33357	3.7	May 9, 2025
4.1†	Form of Restricted Stock Agreement/Notice	8-K	001-33357	4.1	July 18, 2012
4.2	Description of Capital Stock	10-K	001-33357	4.4	March 18, 2026
4.3†	Form of Stock Option Agreement (Executives)	10-Q	001-33357	4.8	August 10, 2020
4.4	Form of Stock Option Agreement (Standard)	10-Q	001-33357	4.9	August 10, 2020
10.1†	Employment Agreement with Yaron Naos dated May 12, 2026					X
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Certification of Chief Executive Officer					X
32.2	18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Certification of Chief Financial Officer					X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	COVER PAGE INTERACTIVE DATA FILE (formatted as Inline XBRL and contained in Exhibit 101).

† Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROTALIX BIOTHERAPEUTICS, INC.
(Registrant)

Date: May 13, 2026	By:	/s/ Dror Bashan
Dror Bashan President and Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2026	By:	/s/ Gilad Mamlok
Gilad Mamlok Senior Vice President and Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)