Form 10-Q
period 2026-06-30
Protalix BioTherapeutics, Inc.
filed 2026-08-12
CIK 1006281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

On August 1, 2026, approximately 80,571,642 shares of the Registrant’s common stock, $0.001 par value, were outstanding.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

PROTALIX BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands)

(Unaudited)

	June 30, 2026	December 31, 2025

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$27,420	$14,680
Short-term bank deposits	13,236	15,593
Restricted deposit	720	702
Accounts receivable	16,503	8,840
Other assets	2,049	1,129
Inventories	32,292	25,729
Total current assets	$92,220	$66,673

NON-CURRENT ASSETS:
Funds in respect of employee rights upon retirement	$-	$578
Property and equipment, net	5,467	4,879
R&D grant receivable	2,100	-
Deferred income tax asset	2,374	2,516
Operating lease right of use assets	8,175	7,700
Total assets	$110,336	$82,346

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accruals:
Trade	$6,506	$5,259
Other	23,219	19,875
Operating lease liabilities	1,666	1,384
Total current liabilities	$31,391	$26,518

LONG TERM LIABILITIES:
Liability for employee rights upon retirement	$-	$661
Operating lease liabilities	7,541	6,937
Total long-term liabilities	$7,541	$7,598
Total liabilities	$38,932	$34,116

COMMITMENTS

STOCKHOLDERS’ EQUITY	71,404	48,230
Total liabilities and stockholders’ equity	$110,336	$82,346

The accompanying notes are an integral part of the condensed consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(U.S. dollars in thousands, except share and per share data)

(Unaudited)

	Six Months Ended		Three Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
REVENUES FROM SELLING GOODS	$27,247	$25,435	$19,828	$15,440
REVENUES FROM LICENSE AND R&D SERVICES	26,399	336	68	218
TOTAL REVENUE	53,646	25,771	19,896	15,658
COST OF REVENUES	(11,889)	(14,050)	(7,762)	(5,870)
RESEARCH AND DEVELOPMENT EXPENSES, NET	(9,777)	(9,467)	(4,351)	(5,992)
SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES	(6,162)	(5,227)	(3,111)	(2,624)
OPERATING INCOME (LOSS)	25,818	(2,973)	4,672	1,172
FINANCIAL EXPENSES	(665)	(628)	(494)	(783)
FINANCIAL INCOME	848	530	682	272
FINANCIAL INCOME (EXPENSES), NET	183	(98)	188	(511)
INCOME (LOSS) BEFORE TAXES ON INCOME	26,001	(3,071)	4,860	661
TAXES ON INCOME	3,907	384	1,083	497
NET INCOME (LOSS)	$22,094	$(3,455)	$3,777	$164
EARNINGS (LOSS) PER SHARE OF COMMON STOCK:
BASIC	$0.28	$(0.04)	$0.05	$0.00
DILUTED	$0.27	$(0.04)	$0.05	$0.00
WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK
USED IN COMPUTING EARNINGS (LOSS) PER SHARE:
BASIC	79,884,562	77,651,330	79,986,325	78,663,884
DILUTED	82,810,511	77,651,330	82,560,235	81,271,610

The accompanying notes are an integral part of the condensed consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ EQUITY

(U.S. dollars in thousands, except share data)

(Unaudited)

			Additional
	Common	Common	Paid-In	Accumulated
	Stock (1)	Stock	Capital	Deficit	Total
	Number of
	Shares	Amount
Balance at January 1, 2025	75,850,275	$76	$421,528	$(378,393)	$43,211
Changes during the six-month period ended June 30, 2025:
Issuance of common stock under the Sales Agreement, net	2,775,215	3	6,809		6,812
Share-based compensation related to stock options			599		599
Share-based compensation related to restricted stock awards			368		368
Exercise of warrants and options	1,106,625	1	2,367		2,368
Net loss for the period				(3,455)	(3,455)
Balance at June 30, 2025	79,732,115	$80	$431,671	$(381,848)	$49,903
Balance at January 1, 2026	80,425,981	$80	$433,147	$(384,997)	$48,230
Changes during the six-month period ended June 30, 2026:
Share-based compensation related to stock options			632		632
Share-based compensation related to restricted stock awards			298		298
Exercise of options	145,661	1	149		150
Net income for the period				22,094	22,094
Balance at June 30, 2026	80,571,642	$81	$434,226	$(362,903)	$71,404
Balance at March 31, 2025	78,133,829	$78	$427,142	$(382,012)	$45,208
Changes during the three-month period ended June 30, 2025:
Issuance of common stock under the Sales Agreement, net	1,450,036	2	3,949		3,951
Share-based compensation related to stock options			263		263
Share-based compensation related to restricted stock awards			164		164
Exercise of warrants and options	148,250	*	153		153
Net income for the period				164	164
Balance at June 30, 2025	79,732,115	$80	$431,671	$(381,848)	$49,903
Balance at March 31, 2026	80,571,642	$81	$433,828	$(366,680)	$67,229
Changes during the three-month period ended June 30, 2026:
Share-based compensation related to stock options			270		270
Share-based compensation related to restricted stock awards			128		128
Net income for the period				3,777	3,777
Balance at June 30, 2026	80,571,642	$81	$434,226	$(362,903)	$71,404

*	Represents an amount less than $1.

(1) Common stock, $0.001 par value; Authorized – as of June 30, 2026 and December 31, 2025 – 185,000,000 shares.

The accompanying notes are an integral part of the condensed consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

(Unaudited)

	Six Months Ended
	June 30, 2026	June 30, 2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$22,094	$(3,455)
Adjustments required to reconcile net income (loss) to net cash provided by (used in) operating activities:
Share-based compensation	930	967
Depreciation	810	706
Financial expenses, net	729	108
Changes in accrued liability for employee rights upon retirement	(59)	10
Changes in deferred income tax asset	142	118
Gain on amounts funded in respect of employee rights upon retirement	-	(6)
Changes in operating assets and liabilities:
Increase in accounts receivable-trade and other assets	(8,626)	(6,919)
Changes in operating lease right of use assets, net	95	(38)
Decrease (increase) in inventories	(6,563)	112
Increase in R&D grant receivable	(2,100)	-
Increase (decrease) in accounts payable and accruals	4,173	(1,894)
Net cash provided by (used in) operating activities	$11,625	$(10,291)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in bank deposits	$(8,000)	$-
Short-term deposit withdrawal	10,000	-
Purchase of property and equipment	(1,354)	(737)
Amounts funded in respect of employee rights upon retirement, net	(40)	(13)
Increase in restricted deposit	(18)	-
Net cash provided by (used in) investing activities	$588	$(750)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock under the Sales Agreement, net	$-	$6,812
Exercise of warrants and options	150	2,368
Net cash provided by financing activities	$150	$9,180
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	$377	$(4)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	12,740	(1,865)
BALANCE OF CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	14,680	19,760
BALANCE OF CASH AND CASH EQUIVALENTS AT END OF PERIOD	$27,420	$17,895

The accompanying notes are an integral part of the condensed consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

(Unaudited)

	Six Months Ended
	June 30, 2026	June 30, 2025
SUPPLEMENTARY INFORMATION ON INVESTING AND FINANCING ACTIVITIES NOT INVOLVING CASH FLOWS:
Purchase of property and equipment	$413	$378
Operating lease right of use assets obtained in exchange for new operating lease liabilities	$837	$33
Settlement of liability for employee rights upon retirement through transfer of the related funds	$648

SUPPLEMENTARY DISCLOSURE ON CASH FLOWS
Tax paid	$2,500
Interest received	$880	$220

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

On March 31, 2026, following the approval of the E4W dosing regimen for Elfabrio in the EU, the Company received a $25.0 million milestone payment from its commercialization partner for Elafabrio, Chiesi Farmaceutici S.p.A. (“Chiesi”).

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

Because the Company’s operations are conducted in the State of Israel, the Company’s business and operations face risks related to the military, economic, political, and geopolitical conditions in Israel. Since October 2023, Israel has suffered from missile and other similar attacks and has been engaged in military activity on a number of fronts, including with the Hamas and other terrorist groups in the Gaza Strip, with Hezbollah in Lebanon, in Iran, with the Houthis terrorist group that controls parts of Yemen, and others, and both civilian and military targets in Israel have been attacked. In addition, Israel and the U.S. have conducted strikes against Iranian military and nuclear infrastructure which involved Iranian counterattacks as well as Hezbollah attacks on Israel. These situations remain volatile, with the potential for escalation at any time. The Company’s facilities are deemed an “essential enterprise,” which means it operates or can be operated for the purposes of state defense or public security or for the maintenance of essential supplies or services, allowing the

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Company to maintain operations during emergencies. The Company has elected to store manufactured drug substance in multiple locations, both within and outside of Israel, to mitigate the risk of loss. It is currently not possible to predict the duration or severity of the above conflicts or the effects of such conflicts, or any of them, on the Company’s operations. As of the issuance of these financial statements, the impacts of the military actions described above have not had a material adverse effect on the Company’s business, results of operations, and financial condition.

The Company expects to continue to incur significant expenditures in the near future due to research and development efforts with respect to its product candidates. The Company believes that its cash and cash equivalents and short-term bank deposits are sufficient to satisfy the Company’s capital needs for at least 12 months from the date that these financial statements are issued.

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

NOTE 2 - INVENTORIES

Inventories at June 30, 2026 and December 31, 2025 consisted of the following:

	June 30,	December 31,
(U.S. dollars in thousands)	2026	2025
Raw materials	$6,083	$5,980
Work in progress	8,254	9,375
Finished goods	17,955	10,374
Total inventory	$32,292	$25,729

NOTE 3 – LIABILITY FOR EMPLOYEE RIGHTS UPON RETIREMENT

Prior to the three months ended June 30, 2026, Protalix Ltd., the Company’s Israeli subsidiary, was required in certain circumstances to make a severance payment upon retirement of certain employees. The Company recorded the liability resulting from this obligation on its balance sheets under “Liability for employee rights upon retirement.” The Company funded this liability, in part, through the purchase of insurance policies or by the establishment of pension funds, and the amounts so funded were recorded in the Company’s balance sheets under “Funds in respect of employee rights upon retirement.” During the three months ended June 30, 2026, the Company amended its agreements with the relevant employees to be consistent with the Company’s agreements with the remainder of its employees. Giving effect to such amendments, the Company makes deposits to certain insurance companies or pension funds for accounts controlled by each applicable employee in order to secure the employee’s rights upon retirement in lieu of severance. Accordingly, the Company no longer has any remaining funds or liabilities for employee rights upon retirement recognized in its balance sheet and has no subsequent liabilities for severance. The liability accrued and the amounts funded are not recorded in the Company’s balance sheets as the amounts funded are not under the Company’s control or management, and the liability has been irrevocably transferred to the applicable insurance companies or pension funds.

NOTE 4 – FAIR VALUE MEASUREMENT

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

NOTE 5 – STOCK TRANSACTIONS

During the six months ended June 30, 2026, the Company issued, in the aggregate, 145,661 shares of Common Stock in connection with the exercise of options to purchase 145,661 shares of Common Stock by certain current and former employees of the Company. The Company received cash proceeds equal to $0.2 million in connection with such exercises.

NOTE 6 – EARNINGS (LOSS) PER SHARE

Basic and diluted earnings (loss) per share attributable to common stockholders were calculated as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
(In thousands, except share data)	2026	2025	2026	2025
Numerator:
Net income (loss) for basic and diluted calculation	$22,094	$(3,455)	$3,777	$164
Denominator:
Weighted average shares of Common Stock outstanding for basic calculation	79,884,562	77,651,330	79,986,325	78,663,884
Weighted average dilutive effect of stock options and unvested restricted stock	2,925,949		2,573,910	2,607,726
Weighted average shares of Common Stock outstanding for diluted calculation	82,810,511	77,651,330	82,560,235	81,271,610

Diluted earnings per share do not include 1,351,303 and 1,947,890 shares of Common Stock underlying outstanding stock options for the six and three months ended June 30, 2026, respectively, because the effect would be anti-dilutive.

Diluted loss per share do not include 12,936,429 shares of Common Stock underlying outstanding stock options, unvested shares of restricted stock, and warrants for the six months ended June 30, 2025, and 2,365,709 shares of Common Stock underlying outstanding stock options for the three months ended June 30, 2025, because the effect would be anti-dilutive.

NOTE 7 – TAXES ON INCOME

a.	The following table summarizes the Company’s taxes on income:

	Six Months Ended June 30,		Three Months Ended June 30,
(U.S. dollars in thousands)	2026	2025	2026	2025
Current taxes on income - U.S. (federal)	$3,765	$266	$1,012	$266
Deferred taxes on income - U.S.(federal)	142	118	$71	$231
Total taxes on income	$3,907	$384	$1,083	$497

On July 4, 2025, tax reform legislation was enacted in the United States through the passage of H.R.1, The One Big Beautiful Bill Act, which includes significant corporate tax changes, including a restoration of the current deductibility for domestic research expenditures beginning in 2025, with transition options for previously capitalized amounts.

b.

On March 31, 2026, the Israeli Knesset enacted the “Law for the Encouragement and Incentivization of Research and Development, 2026” (the “R&D Law”). The R&D Law introduces a refundable tax credit regime calculated as a percentage of qualifying research and development expenditures incurred in Israel (with respect to clinical trials,

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

expenses incurred outside of Israel may, under certain conditions, also qualify), effective from tax year 2026. Subject to certain conditions, eligible companies may apply the credit against Israeli income tax liabilities or the Israeli qualified domestic minimum top-up tax, or, alternatively, to receive a government grant if the credit is not utilized or if the company choose irrevocably to receive a grant instead of the credit.

The R&D Law requires income from a “Preferred Enterprise” or a “Preferred Technological Enterprise” in order to be eligible for the tax credit, and does not include reference to the historic “Approved Enterprise” track.

Following analysis, and after considering, inter alia, (i) the existing tax regime in Israel, including the benefits described above, (ii) the Company’s existing net operating loss carryforwards (“NOLs”), (iii) the ability to apply for additional governmental grants for capital investments, (iv) the short-, medium- and long-term benefits as compared with the longer-term benefit available under the Company’s current structure, and (v) the 7.5% flat tax rate applicable to “Preferred Technological Income” of a “Preferred Technological Enterprise” (“PTE”), the Company elected to waive its “Approved Enterprise” status and to have the Investment Law, as amended, apply to it under the PTE benefit track. As a result, the Company is eligible to, and intends to, file for grants under the R&D Law (as noted above, the R&D Law includes an option pursuant to which a qualifying company entitled to a tax credit that has not utilized such credit by the tax year ending three years following the year in which the related R&D activity was performed or if the Company chooses irrevocably, to receive the full amount of the unused credit as a grant payment instead of the credit).

Government grants and refundable tax credits, such as those provided under the recently enacted R&D Law, are recognized as a reduction of the related expense when there is reasonable assurance that the Company will comply with the required conditions and that the incentive will be received. For the six and three months ended June 30, 2026, the Company recorded $2.1 million as a reduction of research and development expenses and as a long-term asset.

c.

On April 2, 2026, the U.S. announced significant tariffs pursuant to a national security investigation under Section 232 of the U.S. Trade Expansion Act of 1962 on certain pharmaceutical products, active pharmaceutical ingredients, and key starting materials. These tariffs, which will generally go into effect in September 2026, are subject to a number of exemptions and exclusions. Increased tariffs may impact the Company’s ability to commercialize its current and future products under development in the U.S. The extent of the impact that such tariffs will have on the Company specifically, or on the U.S. market and global economy generally, is uncertain and unpredictable, and could have a material adverse effect on the Company’s business, results of operations, and financial condition.

NOTE 8 – SEGMENT INFORMATION

a.	The Company operates in Israel as a single operating segment. The Company’s President and Chief Executive Officer is the CODM. The CODM makes decisions on resource allocation, assesses performance of the business, and monitors budget versus actual results on a consolidated basis based on net income (losses).
b.	Segment information:

	Six Months Ended June 30,		Three Months Ended June 30,
(U.S. dollars in thousands)	2026	2025	2026	2025
Revenues from customers	$53,646	$25,771	$19,896	$15,658
Less:
Employee salaries and related expenses	14,352	10,649	7,655	5,444
Sub-contractors expense	8,340	7,463	3,899	4,773
Interest expense	-	-	-	-
Interest income	(848)	(528)	(660)	(272)
Depreciation	810	706	406	360
R&D grant	(2,100)		(2,100)
Other segment expenses, net*	7,091	10,552	5,836	4,692
Income (loss) before taxes on income	26,001	(3,071)	4,860	661
Taxes on income	3,907	384	1,083	497
Segment net income (loss)	$22,094	$(3,455)	$3,777	$164

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

* Other expenses included in net income include raw materials, rent, and utilities, and others.

c.	The following table summarizes the Company’s disaggregation of revenues:

	Six Months Ended June 30,		Three Months Ended June 30,
(U.S. dollars in thousands)	2026	2025	2026	2025
Gaucher disease:
Pfizer (Ireland)	$5,731	$12,626	$4,279	$5,647
Fiocruz (Brazil)	$3,968	$3,016	$1,514	$-
Fabry disease:
Chiesi (Italy)	$17,548	$9,793	$14,035	$9,793
Total revenues from selling goods	$27,247	$25,435	$19,828	$15,440
Revenues from license and R&D services	$26,399	$336	$68	$218

d.	Long lived assets are located in Israel.

NOTE 9 – SUPPLEMENTARY FINANCIAL STATEMENT INFORMATION

a.	Balance sheets:

	June 30,	December 31,
(U.S. dollars in thousands)	2026	2025
Accounts payable and accruals – other:
Payroll and related expenses	$1,918	$1,629
Provision for vacation	2,950	2,309
Accrued expenses	9,959	9,790
Royalties payable	1,557	799
Income tax payable	4,215	2,950
Payable to customer	2,207	2,029
Property and equipment suppliers	413	369
	$23,219	$19,875

b.	Statements of Operations:

(U.S. dollars in thousands)	Six Months Ended June 30,		Three Months Ended June 30,
Research and development expenses:	2026	2025	2026	2025
Employee salaries and related expenses	$5,823	$3,940	$3,061	$2,046
Subcontractor-related expenses	3,575	3,812	2,140	3,007
Materials-related expenses	733	426	316	210
Depreciation	264	231	132	117
Other expenses	1,482	1,058	802	612
Less - R&D grant	(2,100)	—	(2,100)	—
	$9,777	$9,467	$4,351	$5,992

NOTE 10 – SUBSEQUENT EVENTS

Since the end of the quarter ended June 30, 2026, the Company collected approximately $14.9 million from sales to Chiesi and approximately $1.5 million from sales to Pfizer.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
AND RISK FACTORS SUMMARY

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the consolidated financial statements and the related notes included elsewhere in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2025. Some of the information contained in this discussion and analysis, particularly with respect to our plans and strategy for our business and related financing, includes forward-looking statements within the meanings of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, including statements regarding expectations, beliefs, intentions or strategies for the future. When used in this report, the terms “anticipate,” “believe,” “estimate,” “expect,” “can,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would,” and words or phrases of similar import, as they relate to our company, our subsidiary or our management, are intended to identify forward-looking statements. We intend that all forward-looking statements be subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance, and we undertake no obligation to update or revise, nor do we have a policy of updating or revising, any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, except as may be required under applicable law. Forward-looking statements are subject to many risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements as a result of several factors, including those set forth in this Quarterly Report on Form 10-Q.

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
●risks associated with global conditions and developments such as new or increased tariffs, treaties, trade policies, taxes, and other limitations on cross-border operations, which may adversely impact our business, results of operations, and financial condition;

●risks associated with other global conditions and developments such as new or changed trade restrictions, supply chain challenges, the inflationary environment, and tight labor market, and instability in the banking industry, which may adversely impact our business, results of operations, and financial condition, and our ability to raise additional financing if and as required and on terms acceptable to us;
●risks related to any transactions we may effect in the public or private equity or debt markets to raise capital to finance future research and development activities, general and administrative expenses, and working capital;
●risks relating to our evaluation and pursuit of strategic partnerships;
●risks relating to our ability to manage our relationship with our collaborators, distributors, and partners, including, but not limited to, Pfizer Inc., or Pfizer, and Chiesi;
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

Our product pipeline currently includes, among other candidates:

●PRX-115, a recombinant PEGylated uricase (urate oxidase) – a chemically modified enzyme to treat uncontrolled gout; and
●PRX-119, a PEGylated recombinant human DNase I product candidate for long and customized systemic circulation in the bloodstream for NETs-related diseases (neutrophil extracellular traps).

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

Recent Company Developments

●On May 4, 2026, the U.S. Patent and Trademark Office (USPTO) issued a Patent Term Extension for U.S. Patent No. 9,194,011, covering Elfabrio. The extension adds five years to the patent term, moving the expiration date of the U.S. patent to November 17, 2035.
●In May 2026, the South Korean Ministry of Food and Drug Safety (MFDS) granted orphan drug marketing authorization for Elfabrio for adult patients with Fabry disease. Kwang Dong Pharm. Co., Ltd., will be Chiesi’s distributor in South Korea and, accordingly, is the market authorization holder in South Korea.
●On July 7, 2026, the USPTO issued U.S. Patent No. 12,674,146 (7 July 2026) “Modified Uricases and Uses thereof,” which covers PRX-115.

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

Elfabrio (pegunigalsidase alfa/PRX-102) – Chiesi Farmaceutici

Elfabrio is commercialized worldwide by Chiesi under two exclusive global licensing and supply agreements; the Exclusive License and Supply Agreement dated as of October 17, 2017, by and between Protalix Ltd. and Chiesi, or the Chiesi Ex-US Agreement, and the Exclusive License and Supply Agreement dated as of July 23, 2018, by and between Protalix Ltd. and Chiesi, or the Chiesi US Agreement. The Chiesi Ex-US Agreement and the Chiesi US Agreement are referred to herein collectively as the Chiesi Agreements. Under the Chiesi Ex-US Agreement, we granted to Chiesi an exclusive license for all markets outside of the United States to commercialize pegunigalsidase alfa. At execution of the Chiesi Ex-US Agreement, Chiesi made an upfront, non-refundable, non-creditable payment to Protalix Ltd. of $25.0 million, followed by additional payments of $25.0 million to cover development costs in the aggregate. Following the approval of the E4W dosage by the EMA in 2026, we received a milestone payment equal to $25.0 million. Protalix Ltd. currently remains eligible to receive additional payments of up to a maximum of $270.0 million, in the aggregate, subject to the satisfaction of certain regulatory and commercial milestones. Protalix Ltd. agreed to manufacture all of the pegunigalsidase alfa needed for all purposes under the agreement, subject to certain exceptions, and Chiesi agreed to purchase the pegunigalsidase alfa from Protalix Ltd., subject to certain terms and conditions. Chiesi is required to make payments to Protalix Ltd. ranging from 15% to 35% of its net sales under the Chiesi Ex-US Agreement, depending on the amount of annual sales, subject to certain terms and conditions, as consideration for product supply. The Chiesi Ex-US Agreement shall remain in effect until the later of (i) the expiration of the last enforceable Protalix patent right thereunder or (ii) the 15th anniversary of the launch of sales of pegunigalsidase alfa on a country-by-country basis, subject to certain terms and conditions, unless earlier terminated in accordance with the terms and conditions thereof.

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

We manufacture Elfabrio drug substance and, after the fill/finish process is complete, we sell the resulting drug product to Chiesi under both agreements. Operationally, Chiesi conducts its own internal commercial forecasting to guide inventory needs. To date, Chiesi has placed bulk orders for Elfabrio. As a result, the orders we receive from Chiesi may not be timed in relation to Chiesi’s pace of patient acquisition and retention. Accordingly, our sales of Elfabrio to Chiesi may not reflect patient demand for Elfabrio as we sell the fulfilled orders to Chiesi’s inventory. In addition, on a period-to-period basis, there may be variations in the orders placed by Chiesi resulting in variability in our period-to-period results as we, in turn, recognize revenues from sales of Elfabrio upon delivery of the drug product to Chiesi. There may be periods during which no orders are placed by Chiesi, whether as a result of inventory de-

stocking or other factors. We do not anticipate that these Chiesi ordering patterns will change until the demand characteristics for Elfabrio stabilize, the launch of Elfabrio matures and Elfabrio’s share of the market for Fabry disease treatment grows both inside the US and outside the U.S.

Intellectual Property

A key element of our overall strategy is to establish a broad portfolio of patents to protect our proprietary technology, proprietary product and product candidates and their methods of use. As of June 30, 2026, we hold a broad portfolio of 15 patent families consisting of approximately 71 patents in Europe, the United States, Israel, and additional countries worldwide, as well as approximately 36 pending patent applications.

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

The Company is eligible to, and intends to, file for grants under the R&D Law (as noted above, the R&D Law includes an option pursuant to which a qualifying company entitled to a tax credit that has not utilized such credit by the tax year ending three years following the year in which the related R&D activity was performed or if the Company choose irrevocably, to receive the full amount of the unused credit as a grant payment instead of the credit).

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

Results of Operations

The following table sets forth certain statements of operations data:

	Six Months Ended June 30,		Three Months Ended June 30,
(U.S. dollars in thousands)	2025	2026	2025	2026
REVENUES FROM SELLING GOODS	25,435	27,247	$15,440	$19,828
REVENUES FROM LICENSE AND R&D SERVICES	336	26,399	218	68
TOTAL REVENUE	25,771	53,646	15,658	19,896
COST OF REVENUES	(14,050)	(11,889)	(5,870)	(7,762)
RESEARCH AND DEVELOPMENT EXPENSES, NET	(9,467)	(9,777)	(5,992)	(4,351)
SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES	(5,227)	(6,162)	(2,624)	(3,111)
OPERATING INCOME (LOSS)	(2,973)	25,818	1,172	4,672
FINANCIAL EXPENSES	(628)	(665)	(783)	(494)
FINANCIAL INCOME	530	848	272	682
FINANCIAL INCOME (EXPENSES), NET	(98)	183	(511)	188
INCOME (LOSS) BEFORE TAXES ON INCOME	(3,071)	26,001	661	4,860
TAXES ON INCOME	384	3,907	497	1,083
NET INCOME (LOSS)	(3,455)	22,094	164	3,777

Three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025

Revenues from Selling Goods

Revenues from selling goods consisted of the following:

	Six Months Ended June 30,			Three Months Ended June 30,
(U.S. dollars in thousands)	2025	2026	2026 vs. 2025	2025	2026	2026 vs. 2025
Pfizer	$12,626	$5,731	$(6,895)	$5,647	$4,279	$(1,368)
Fiocruz	3,016	3,968	952	-	1,514	1,514
Chiesi	9,793	17,548	7,755	9,793	14,035	4,242
Total revenues from selling goods	25,435	27,247	1,812	15,440	19,828	4,388

Revenues from selling goods for the three and six months ended June 30, 2026 reflects an increase of 28% and 7% compared to the three and six months ended June 30, 2025, respectively. The total increase in revenues from selling goods for the three and six months ended June 30, 2026 resulted primarily from an increase in sales to Chiesi. The decrease in sales to Pfizer resulted primarily from Pfizer’s purchases to address unexpected manufacturing issues at Pfizer in 2025. The increase in sales to Fiocruz (Brazil) resulted primarily from the timing of deliveries.

Revenues from License and R&D Services

Revenues from license and R&D services were as follows:

	Six Months Ended June 30,			Three Months Ended June 30,
(U.S. dollars in thousands)	2025	2026	2026 vs. 2025	2025	2026	2026 vs. 2025
Revenues from license and R&D services	$336	$26,399	$26,063	$218	$68	$(150)

The decrease in revenues from license and R&D services for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 resulted from a decrease in the amount of services provided to Chiesi. The increase in revenues from license and R&D services for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 resulted from the $25.0 million milestone we received from Chiesi in connection with the approval of the E4W dosage in the EU in the first quarter of 2026. Revenues from license and R&D services are comprised primarily of revenues we recognized in connection with the Chiesi

Agreements. Other than potential regulatory milestone payments that may become payable, we expect to generate minimal revenues from license and R&D services now that we have completed the clinical development of Elfabrio.

Cost of Revenues

Cost of revenues were as follows:

	Six Months Ended June 30,			Three Months Ended June 30,
(U.S. dollars in thousands)	2025	2026	2026 vs. 2025	2025	2026	2026 vs. 2025
Cost of revenues	$14,050	$11,889	$(2,161)	$5,870	$7,762	$1,892

Cost of revenues for the three months ended June 30, 2026 represents an increase of 32% compared to the three months ended June 30, 2025. The increase resulted primarily from an increase in sales to Chiesi and to Fiocruz (Brazil) which was partially offset by a decrease in sales to Pfizer. Cost of revenues for the six months ended June 30, 2026 represents a decrease of 15% compared to the six months ended June 30, 2025. The decrease resulted primarily from a decrease in sales to Pfizer which was partially offset by an increase in sales to Chiesi and to Fiocruz (Brazil).

Research and Development Expenses

Research and development expenses were as follows:

	Six Months Ended June 30,			Three Months Ended June 30,
(U.S. dollars in thousands)	2025	2026	2026 vs. 2025	2025	2026	2026 vs. 2025
Salary and related expenses	$3,940	$5,823	$1,883	$2,046	$3,061	$1,015
Subcontractor-related expenses	3,812	3,575	(237)	3,007	2,140	(867)
Materials-related expenses	426	733	307	210	316	106
Other expenses	1,289	1,746	457	729	934	205
Less - R&D grant		(2,100)	(2,100)		(2,100)	(2,100)
Total research and development expenses	9,467	9,777	310	5,992	4,351	(1,641)

Total decrease in research and development expenses for the three months ended June 30, 2026 represents a decrease of 27% compared to the three months ended June 30, 2025. The decrease in research and development expenses resulted primarily from a $2.1 million grant recorded in accordance with the new R&D law as a reduction of research and development expenses. The increase in research and development expenses for the six months ended June 30, 2026 represents an increase of 3% compared to the six months ended June 30, 2025. The increase resulted primarily from an increase in salary and related expenses, and was partially offset by the $2.1 million grant recorded in accordance with the new Israeli R&D law as a reduction of research and development expenses.

We expect to continue to incur significant, increasing research and development expenses as we progress with the RELEASE study and commence more advanced stages of preclinical and clinical trials for certain of our other product candidates.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses were as follows:

	Six Months Ended June 30,			Three Months Ended June 30,
(U.S. dollars in thousands)	2025	2026	2026 vs. 2025	2025	2026	2026 vs. 2025
SG&A expenses	$5,227	$6,162	$935	$2,624	$3,111	$487

Selling, general, and administrative expenses for the three months ended June 30, 2026 represents an increase of 19% and 18% compared to the three and six months ended June 30, 2025, respectively. The increase resulted primarily from an increase of $0.3 million and $0.7 million in salary and related expenses for the three and six months ended June 30, 2026, respectively, and of $0.2 million in selling expenses for the three and six months ended June 30, 2026.

Financial Income (Expenses), Net

Financial expenses, net were as follows:

	Six Months Ended June 30,			Three Months Ended June 30,
(U.S. dollars in thousands)	2025	2026	2026 vs. 2025	2025	2026	2026 vs. 2025
Financial income (expenses), net	$(98)	$183	$281	$(511)	$188	$699

The difference in financial income, net for the three and six months ended June 30, 2026 compared to financial expenses, net for the three and six months ended June 30, 2026 resulted primarily from exchange rate fluctuations between the U.S. Dollar and the New Israel Shekel.

Income Taxes (Tax Benefit)

Income taxes were as follows:

	Six Months Ended June 30,			Three Months Ended June 30,
(U.S. dollars in thousands)	2025	2026	2026 vs. 2025	2025	2026	2026 vs. 2025
Taxes on income	$384	$3,907	$3,523	$497	$1,083	$586

We recorded tax expenses of approximately $3.9 million and $1.1 million for the six and three months ended June 30, 2026, respectively. The tax expenses resulted primarily from taxes on income mainly derived from global intangible low-taxed income (GILTI) resulting primarily from limitations under IRC Section 174 and from the taxes related to our receipt of the $25 million milestone payment in the first quarter of 2026. On July 4, 2025, tax reform legislation was enacted in the United States through the passage of H.R.1, The One Big Beautiful Bill Act, which includes significant corporate tax changes, including a restoration of the current deductibility of domestic research expenditures beginning in 2025 under Section 174A, with transition options for previously capitalized amounts. Foreign research expenditures continue to require capitalization subject to the mandatory 15-year amortization period under existing IRC Section 174. We implemented the permitted transition options.

Liquidity and Capital Resources

Our sources of liquidity include our cash balances and short-term bank deposits. At June 30, 2026, we had $40.7 million in cash and cash equivalents and short-term bank deposits. We have primarily financed our operations through sales proceeds, equity and debt financings, business collaborations, and grants funding.

On February 27, 2023, we entered into an At The Market Offering Agreement, or the Sales Agreement, with H.C. Wainwright & Co., LLC, as the sales agent, or the Agent, which provided for the sale, from time to time through the Agent, shares of common stock having an aggregate offering price of up to $20.0 million. On March 17, 2025, the Sales Agreement was amended to increase the aggregate gross sales price of shares of common stock available for offer and sale under the Sales Agreement by $20.0 million. We have no obligation to sell any shares of common stock under the Sales Agreement, and may at any time suspend sales under the Sales Agreement or terminate the Sales Agreement in accordance with its terms. The Agent is entitled to a commission of up to 3.0% of the aggregate gross proceeds from the shares of common stock sold under the Sales Agreement. During the six months ended June 30, 2025, we sold, in the aggregate 2,775,215 shares of common stock under the Sales Agreement generating gross proceeds equal to approximately $7.0 million (issuance costs were $0.2 million). We did not make any sales during the six months ended June 30, 2026. As of June 30, 2026, approximately $15.7 million in shares of common stock remain available to be sold under the Sales Agreement.

During the three months ended March 31, 2025, we issued 908,000 shares of common stock, in the aggregate, in connection with the exercise of warrants issued in 2020 generating proceeds equal to approximately $2.1 million from such exercises. The remaining warrants expired on March 11, 2025. Accordingly, as of March 12, 2025, no warrants remain outstanding.

During the six months ended June 30, 2025 and 2026, we issued 198,625 and 145,661 shares of common stock, respectively, in the aggregate, in connection with the exercise of options to purchase 198,625 and 145,661 shares of common stock by certain of our current and former employees. We received cash proceeds equal to $0.3 million and $0.2 million, respectively, in connection with such exercises.

We believe that our cash and cash equivalents and short-term bank deposits are sufficient to satisfy our capital needs for at least 12 months from the date this report is issued.

Cash Flows

Our cash flows for each of the six months ended June 30, 2026 and 2025 were as follows:

	Six Months Ended June 30,
(U.S. dollars in thousands)	2025	2026	2026 vs. 2025
Net cash provided by (used in) operating activities	$(10,291)	$11,625	$21,916
Net cash provided by (used in) investing activities	$(750)	$588	$1,338
Net cash provided by financing activities	$9,180	$150	$(9,030)

Net cash provided by operations was $11.6 million for the six months ended June 30, 2026. The net income for the six months ended June 30, 2026 of $22.1 million was increased by a $4.2 million increase in accounts payable and accruals, $0.9 million in share-based compensation, $0.7 million in financial expenses, net and $0.8 million in depreciation and partially offset by $8.6 million increase in accounts receivable-trade and other assets, $6.6 million increase in inventories, and $2.1 million increase in R&D grant.

Net cash provided by investing activities was $0.6 million for the six months ended June 30, 2026 and consisted primarily of $10.0 million short-term deposit withdrawal partially offset by a $8.0 million investment in bank deposits and $1.4 million in the purchase of property and equipment.

Net cash provided by financing activities was $0.2 million for the six months ended June 30, 2026 and resulted from the exercise of options.

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

Future Funding Requirements

Since our inception, we have incurred significant research and development expenditures which have not been offset by revenues. We have generated operating losses from our continuing operations since our inception except for the years ended December 31, 2023 and 2024, and the three and six months ended June 30, 2026.

As we increase our research and developments efforts with respect to our current and future product candidates, we expect to continue to incur significant expenditures. We cannot anticipate the costs or the timing of the occurrence of such costs. Although we expect the revenues generated from the sales of Elfabrio and Elelyso will increase, such revenues may not be sufficient to fund the expenditures. To the extent we need to obtain additional financing in excess of such anticipated revenues, it may be difficult for us to do so given the volatility of the price of our common stock. Our material cash needs for the next 24 months will include, among other expenses, (i) costs of preclinical and clinical trials, in particular those of our RELEASE study, (ii) employee salaries, (iii) payments for rent and operation of our manufacturing facilities, (iv) fees to our consultants and legal advisors, patent advisors and fees for service providers in connection with our research and development efforts, (v) expansion of additional manufacturing space within our current facility and (vi) tax payments. We believe that the funds currently available to us are sufficient to satisfy our capital needs for at least 12 months from the date this report is issued.

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

Effects of Currency Fluctuations

Currency fluctuations could affect us through increased or decreased acquisition costs for certain goods and services and salaries expenses. For the six months ended June 30, 2026 the currency fluctuations resulted in expenses of approximately $0.7 million.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of each of June 30, 2026 and December 31, 2025.

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

	Three Months Ended		Six Months Ended		Year Ended
	June 30,		June 30,		December 31,
	2026	2025	2026	2025	2025
Average rate for period	2.951	3.581	3.036	3.597	3.452
Rate at period-end	2.978	3.372	2.978	3.372	3.190

We engage in, from time to time, hedging transactions to decrease the risk of financial exposure from fluctuations in the exchange rate of the U.S. dollar against the NIS. These measures, however, may not adequately protect us from material adverse effects due to the impact of volatility in currency exchange rates and inflation.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2026 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not involved in any material legal proceedings.

Item 1A. Risk Factors

Except as set forth below, there have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.

Changes in tariffs and other governmental trade policies in the United States could have an adverse effect on our business, results of operations, and financial condition.

There is currently significant uncertainty about the future relationship between the U.S. and various other countries and jurisdictions, including Israel and the EU, with respect to tariffs, treaties, trade policies, taxes, and other limitations on cross-border operations. For example, the current U.S. administration has made and continues to make significant changes in U.S. trade policy and may take similar actions in the future, including imposing new tariffs on certain foreign goods or renegotiating or terminating, certain existing trade agreements. These changes may be implemented with little notice. On April 2, 2026, the U.S. announced significant tariffs pursuant to a national security investigation under Section 232 of the U.S. Trade Expansion Act of 1962 on certain pharmaceutical products, active pharmaceutical ingredients, and key starting materials. These tariffs, which are scheduled to generally go into effect in September 2026, are subject to a number of exemptions and exclusions. Increased tariffs may impact our ability to commercialize our current and future products under development in the U.S. The extent of the impact that such tariffs, treaties, trade policies, taxes, and other limitations on cross-border operations will have on our Company specifically, or on the U.S. market and global economy generally, is uncertain and unpredictable, and could materially and adversely affect our business, results of operations, and financial condition.

There is no guarantee that the Israeli Government will award to us any grants under the Israeli Law for the Encouragement and Incentivization of Research and Development, 2026.

Under the Israeli R&D Law, we are entitled to apply for a number of grants related to research and development efforts as well as capital investments. We have begun to apply for such grants and intend to continue to apply for grants, as relevant and applicable. Ultimately, grants awarded under the R&D Law are subject to the discretion of the Israeli Minister of Finance. Accordingly, there can be no guarantee that we will receive the full amount, or any amount, of any such grants.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarter ended June 30, 2026, none of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Date	Filed or Furnished Herewith
3.1	Certificate of Incorporation of the Company	8-K	001-33357	3.1	April 1, 2016
3.2	Amendment to Certificate of Incorporation of the Company	Def 14A	001-33357	Appen. A	July 1, 2016
3.3	Second Amendment to Certificate of Incorporation of the Company	Def 14A	001-33357	Appen. A	October 17, 2018
3.4	Third Amendment to Certificate of Incorporation of the Company	8-K	001-33357	3.1	December 19, 2019
3.5	Fourth Amendment to Certificate of Incorporation of the Company	10-Q	001-33357	3.5	August 15, 2022
3.6	Fifth Amendment to Certificate of Incorporation of the Company	10-Q	001-33357	3.6	August 7, 2023
3.7	Second Amended and Restated Bylaws of the Company	10-Q	001-33357	3.7	May 9, 2025
4.1†	Form of Restricted Stock Agreement/Notice	8-K	001-33357	4.1	July 18, 2012
4.2	Description of Capital Stock	10-K	001-33357	4.4	March 18, 2026
4.3†	Form of Stock Option Agreement (Executives)	10-Q	001-33357	4.8	August 10, 2020
4.4	Form of Stock Option Agreement (Standard)	10-Q	001-33357	4.9	August 10, 2020
10.1†	Amended and Restated Pro BioTherapeutics, Inc. 2006 Stock Incentive Plan	8-K	001-33357	10.1	June 25, 2026
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Certification of Chief Executive Officer					X
32.2	18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Certification of Chief Financial Officer					X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	COVER PAGE INTERACTIVE DATA FILE (formatted as Inline XBRL and contained in Exhibit 101).

† Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROTALIX BIOTHERAPEUTICS, INC.
(Registrant)

Date: August 12, 2026	By:	/s/ Dror Bashan
Dror Bashan President and Chief Executive Officer (Principal Executive Officer)

Date: August 12, 2026	By:	/s/ Gilad Mamlok
Gilad Mamlok Senior Vice President and Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)