Form 10-Q
period 2026-09-30
Protalix BioTherapeutics, Inc.
filed 2026-11-10
CIK 1006281

F

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

On November 1, 2026, approximately 84,318,923 shares of the Registrant’s common stock, $0.001 par value, were outstanding.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

PROTALIX BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands)

(Unaudited)

	September 30, 2026	December 31, 2025

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$22,035	$14,680
Short-term bank deposits	26,503	15,593
Restricted deposit	729	702
Accounts receivable	13,913	8,840
Other assets	1,395	1,129
Inventories	34,297	25,729
Total current assets	$98,872	$66,673

NON-CURRENT ASSETS:
Funds in respect of employee rights upon retirement	$-	$578
Property and equipment, net	5,769	4,879
R&D grant receivable	3,030	-
Deferred income tax asset	2,304	2,516
Operating lease right of use assets	8,267	7,700
Total assets	$118,242	$82,346

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accruals:
Trade	$4,779	$5,259
Other	23,769	19,875
Operating lease liabilities	1,685	1,384
Total current liabilities	$30,233	$26,518

LONG TERM LIABILITIES:
Liability for employee rights upon retirement	$-	$661
Operating lease liabilities	7,460	6,937
Total long-term liabilities	$7,460	$7,598
Total liabilities	$37,693	$34,116

COMMITMENTS

STOCKHOLDERS’ EQUITY	80,549	48,230
Total liabilities and stockholders’ equity	$118,242	$82,346

The accompanying notes are an integral part of the condensed consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(U.S. dollars in thousands, except share and per share data)

(Unaudited)

	Nine Months Ended		Three Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
REVENUES FROM SELLING GOODS	$49,081	$43,108	$21,834	$17,673
REVENUES FROM LICENSE AND R&D SERVICES	26,490	514	91	178
TOTAL REVENUE	75,571	43,622	21,925	17,851
COST OF REVENUES	(19,765)	(22,374)	(7,876)	(8,324)
RESEARCH AND DEVELOPMENT EXPENSES, NET	(16,700)	(13,934)	(6,923)	(4,467)
SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES	(9,241)	(8,156)	(3,079)	(2,929)
OPERATING INCOME (LOSS)	29,865	(842)	4,047	2,131
FINANCIAL EXPENSES	(441)	(808)	(24)	(180)
FINANCIAL INCOME	1,199	818	599	288
FINANCIAL INCOME, NET	758	10	575	108
INCOME (LOSS) BEFORE TAXES ON INCOME	30,623	(832)	4,622	2,239
TAXES ON INCOME (TAX BENEFIT)	4,568	268	661	(116)
NET INCOME (LOSS)	$26,055	$(1,100)	$3,961	$2,355
EARNINGS (LOSS) PER SHARE OF COMMON STOCK:
BASIC	$0.33	$(0.01)	$0.05	$0.03
DILUTED	$0.31	$(0.01)	$0.05	$0.03
WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK
USED IN COMPUTING EARNINGS (LOSS) PER SHARE:
BASIC	80,077,803	78,225,112	80,455,731	79,281,685
DILUTED	83,000,983	78,225,112	83,586,774	80,814,564

The accompanying notes are an integral part of the condensed consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ EQUITY

(U.S. dollars in thousands, except share data)

(Unaudited)

			Additional
	Common	Common	Paid-In	Accumulated
	Stock (1)	Stock	Capital	Deficit	Total
	Number of
	Shares	Amount
Balance at January 1, 2025	75,850,275	$76	$421,528	$(378,393)	$43,211
Changes during the nine-month period ended September 30, 2025:
Issuance of common stock under the Sales Agreement, net	2,775,215	3	6,809		6,812
Share-based compensation related to stock options			1,004		1,004
Share-based compensation related to restricted stock awards	559,210	*	561		561
Exercise of warrants and options	1,156,625	1	2,419		2,420
Net loss for the period				(1,100)	(1,100)
Balance at September 30, 2025	80,341,325	$80	$432,321	$(379,493)	$52,908
Balance at January 1, 2026	80,425,981	$80	$433,147	$(384,997)	$48,230
Changes during the nine-month period ended September 30, 2026:
Issuance of common stock under the Sales Agreement, net	1,613,992	1	4,209		4,210
Share-based compensation related to stock options			999		999
Share-based compensation related to restricted stock awards			532		532
Exercise of options	453,296	1	522		523
Net income for the period				26,055	26,055
Balance at September 30, 2026	82,493,269	$82	$439,409	$(358,942)	$80,549
Balance at June 30, 2025	79,732,115	$80	$431,671	$(381,848)	$49,903
Changes during the three-month period ended September 30, 2025:
Share-based compensation related to stock options			405		405
Share-based compensation related to restricted stock awards	559,210	*	193		193
Exercise of options	50,000	*	52		52
Net income for the period				2,355	2,355
Balance at September 30, 2025	80,341,325	$80	$432,321	$(379,493)	$52,908
Balance at June 30, 2026	80,571,642	$81	$434,226	$(362,903)	$71,404
Changes during the three-month period ended September 30, 2026:
Issuance of common stock under the Sales Agreement, net	1,613,992	1	4,209		4,210
Share-based compensation related to stock options			367		367
Share-based compensation related to restricted stock awards			234		234
Exercise of options	307,635	*	373		373
Net income for the period				3,961	3,961
Balance at September 30, 2026	82,493,269	$82	$439,409	$(358,942)	$80,549

*	Represents an amount less than $1.

(1) Common stock, $0.001 par value; Authorized – as of September 30, 2026 and December 31, 2025 – 185,000,000 shares.

The accompanying notes are an integral part of the condensed consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

(Unaudited)

	Nine Months Ended
	September 30, 2026	September 30, 2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$26,055	$(1,100)
Adjustments required to reconcile net income (loss) to net cash provided by (used in) operating activities:
Share-based compensation	1,531	1,565
Depreciation	1,231	1,078
Financial expenses, net	192	136
Changes in accrued liability for employee rights upon retirement	(59)	14
Changes in deferred income tax asset	212	177
Gain on amounts funded in respect of employee rights upon retirement	-	(18)
Changes in operating assets and liabilities:
Increase in accounts receivable-trade and other assets	(5,369)	(11,768)
Changes in operating lease right of use assets, net	138	(62)
Increase in inventories	(8,568)	(12)
Increase in R&D grant receivable	(2,972)	-
Increase (decrease) in accounts payable and accruals	3,138	(4,033)
Net cash provided by (used in) operating activities	$15,529	$(14,023)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in bank deposits	$(24,065)	$-
Short-term deposit withdrawal	13,000	-
Purchase of property and equipment	(2,091)	(1,235)
Amounts funded in respect of employee rights upon retirement, net	(40)	(19)
Increase in restricted deposit	(27)	-
Net cash used in investing activities	$(13,223)	$(1,254)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock under the Sales Agreement, net	$4,210	$6,812
Exercise of warrants and options	523	2,368
Net cash provided by financing activities	$4,733	$9,180
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	$316	$(16)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,355	(6,113)
BALANCE OF CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	14,680	19,760
BALANCE OF CASH AND CASH EQUIVALENTS AT END OF PERIOD	$22,035	$13,647

The accompanying notes are an integral part of the condensed consolidated financial statements.

PROTALIX BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

(Unaudited)

	Nine Months Ended
	September 30, 2026	September 30, 2025
SUPPLEMENTARY INFORMATION ON INVESTING AND FINANCING ACTIVITIES NOT INVOLVING CASH FLOWS:
Purchase of property and equipment	$399	$230
Exercise of options		$52
Operating lease right of use assets obtained in exchange for new operating lease liabilities	$1,122	$3,104
Settlement of liability for employee rights upon retirement through transfer of the related funds	$648

SUPPLEMENTARY DISCLOSURE ON CASH FLOWS
Tax paid	$4,371	$1,182
Interest received	$1,005	$258

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

The Company’s commercial product portfolio consists of two enzyme replacement therapies (ERTs):

●	Elelyso® (taliglucerase alfa) for the treatment of adult patients and children four years of age and older with Gaucher disease. This product is approved in the United States, Brazil, and Israel, as well as many other jurisdictions.
●	Elfabrio® (pegunigalsidase alfa) for the treatment of adult patients with a confirmed diagnosis of Fabry disease. This product is approved in the United States, the European Union, and other jurisdictions with a 1 mg/kg every-two-weeks (E2W) dosage. In March 2026, Elfabrio was approved for a 2 mg/kg every-four-weeks (E4W) dosage in the European Union. Subsequently, the E4W dosage was approved in the UK and other jurisdictions.

On March 31, 2026, following the approval of the E4W dosing regimen for Elfabrio in the EU, the Company received a $25.0 million milestone payment from its commercialization partner for Elfabrio, Chiesi Farmaceutici S.p.A. (“Chiesi”).

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

PRX-115 is currently the subject of a Phase 2 clinical trial for the potential treatment of uncontrolled gout (the “RELEASE study”).

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

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares of common stock, par value $0.001 per share, outstanding for each period.

In computing diluted earnings per share, basic earnings per share are adjusted to take into account the potential dilution that could occur upon: (i) the exercise of options, non-vested restricted stock, and non-vested restricted stock units granted under employee stock compensation plans using the treasury stock method; and (ii) the exercise of warrants using the treasury stock method.

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

NOTE 2 - INVENTORIES

Inventories at September 30, 2026 and December 31, 2025 consisted of the following:

	September 30,	December 31,
(U.S. dollars in thousands)	2026	2025
Raw materials	$6,396	$5,980
Work in progress	7,093	9,375
Finished goods	20,808	10,374
Total inventory	$34,297	$25,729

NOTE 3 – LIABILITY FOR EMPLOYEE RIGHTS UPON RETIREMENT

Prior to the three months ended June 30, 2026, Protalix Ltd., the Company’s Israeli subsidiary, was required in certain circumstances to make a severance payment upon retirement of certain employees. The Company recorded the liability resulting from this obligation on its balance sheets under “Liability for employee rights upon retirement.” The Company funded this liability, in part, through the purchase of insurance policies or by the establishment of pension funds, and the amounts so funded were recorded in the Company’s balance sheets under “Funds in respect of employee rights upon retirement.” Prior to June 30, 2026, the Company amended its agreements with the relevant employees to be consistent with the Company’s agreements with the remainder of its employees. Giving effect to such amendments, the Company makes deposits to certain insurance companies or pension funds for accounts controlled by each applicable employee in order to secure the employee’s rights upon retirement in lieu of severance. Accordingly, the Company no longer has any remaining funds or liabilities for employee rights upon retirement recognized in its balance sheet and has no subsequent liabilities for severance. The liability accrued and the amounts funded are not recorded in the Company’s balance sheets as the amounts funded are not under the Company’s control or management, and the liability has been irrevocably transferred to the applicable insurance companies or pension funds.

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

The fair value of the financial instruments included in the working capital of the Company is identical or close to their carrying value.

NOTE 5 – STOCK TRANSACTIONS

a.	During the nine months ended September 30, 2026, the Company issued, in the aggregate, 453,296 shares of common stock in connection with the exercise of options to purchase 453,296 shares of common stock by certain current and former employees of the Company. The Company received cash proceeds equal to $0.5 million in connection with such exercises.
b.	During the three months ended September 30, 2026, the Company sold, in the aggregate, 1,613,992 shares of common stock under that certain At The Market Offering Agreement dated February 27, 2023 and amended on March 17, 2025 (as may be amended from time to time, the “Sales Agreement”) between the Company and H.C. Wainwright & Co., LLC, as the Company’s sales agent (the “Agent”). The Company generated gross proceeds equal to approximately $4.3 million in connection with such sales (issuance costs were $0.1 million).
c.	During the three months ended September 30, 2026, the Company granted, with the approval of the Company’s Board of Directors, 10-year options to purchase 1,317,750 shares of common stock, in the aggregate, to certain of the Company’s officers, directors, other employees and a consultant under the Company’s Amended and Restated 2006 Stock Incentive Plan, as amended (the “Plan”). The options generally vest over a three-year period in 12 equal quarterly increments. Vesting of the options granted to executive officers is subject to automatic acceleration in full upon a Corporate Transaction or a Change in Control, as those terms are defined in the Plan, and are subject to certain other terms and conditions. The Company estimated the aggregate fair value of the options on the date of grant using the Black-Scholes option-pricing model to be approximately $2.2 million using the following assumptions (weighted average): stock price equal to $2.59, exercise price equal to $2.59, dividend yield of 0%, expected volatility of 71%, risk-free interest rate of 4.6% and expected life in years, 5.75.
d.	During the three months ended September 30, 2026, the Company granted, with the approval of the Company’s Board of Directors, 702,925 restricted stock units (“RSUs”), in the aggregate, to certain of the Company’s officers, directors, and other employees under the Plan. The RSUs generally vest over a three-year period in 12 equal quarterly increments. Vesting of RSUs granted to executive officers is subject to automatic acceleration in full upon a Corporate Transaction or a Change in Control, as those terms are defined in the Plan, and are subject to certain other terms and conditions. The Company estimated the aggregate fair value of the RSUs on the date of grant to be approximately $1.8 million, based on the closing price of the common stock on the date of grant.

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6 – EARNINGS (LOSS) PER SHARE

Basic and diluted earnings (loss) per share attributable to common stockholders were calculated as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
(In thousands, except share data)	2026	2025	2026	2025
Numerator:
Net income (loss) for basic and diluted calculation	$26,055	$(1,100)	$3,961	$2,355
Denominator:
Weighted average shares of common stock outstanding for basic calculation	80,077,803	78,225,112	80,455,731	79,281,685
Weighted average dilutive effect of stock options and unvested restricted stock	2,923,180		3,131,043	1,532,879
Weighted average shares of common stock outstanding for diluted calculation	83,000,983	78,225,112	83,586,774	80,814,564

Diluted earnings per share do not include 1,765,721 and 2,088,077 shares of common stock underlying outstanding stock options and restricted stock units for the nine and three months ended September 30, 2026, respectively, because the effect would be anti-dilutive.

Diluted earnings (loss) per share does not include 11,288,007 shares of common stock underlying outstanding stock options, unvested shares of restricted stock, and warrants for the nine months ended September 30, 2025, and 3,745,682 shares of common stock underlying outstanding stock options and unvested shares of restricted stock for the three months ended September 30, 2025, because the effect would be anti-dilutive.

NOTE 7 – TAXES ON INCOME

a.	The following table summarizes the Company’s taxes on income:

	Nine Months Ended September 30,		Three Months Ended September 30,
(U.S. dollars in thousands)	2026	2025	2026	2025
Current taxes on income - U.S. (federal)	$4,356	$91	$590	$(175)
Deferred taxes on income - U.S. (federal)	212	177	$71	$59
Total taxes on income	$4,568	$268	$661	$(116)

On July 4, 2025, tax reform legislation was enacted in the United States through the passage of H.R.1, The One Big Beautiful Bill Act, which includes significant corporate tax changes, including a restoration of the current deductibility for domestic research expenditures beginning in 2025, with transition options for previously capitalized amounts.

b.

On March 31, 2026, the Israeli Knesset enacted the “Law for the Encouragement and Incentivization of Research and Development, 2026” (the “R&D Law”). The R&D Law introduces a refundable tax credit regime calculated as a percentage of qualifying research and development expenditures incurred in Israel (with respect to clinical trials, expenses incurred outside of Israel may, under certain conditions, also qualify), effective from tax year 2026. Subject to certain conditions, eligible companies may apply the credit against Israeli income tax liabilities or the Israeli qualified domestic minimum top-up tax, or, alternatively, to receive a government grant if the credit is not utilized or if the eligible company chooses irrevocably to receive a grant instead of the credit.

The R&D Law requires income from a “Preferred Enterprise” or a “Preferred Technological Enterprise” in order to be eligible for the tax credit, and does not include reference to the historic “Approved Enterprise” track.

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Following analysis, and after considering, inter alia, (i) the existing tax regime in Israel, including the benefits described above, (ii) the Company’s existing net operating loss carryforwards (“NOLs”), (iii) the ability to apply for additional governmental grants for capital investments, (iv) the short-, medium- and long-term benefits as compared with the longer-term benefit available under the Company’s current structure, and (v) the 7.5% flat tax rate applicable to “Preferred Technological Income” of a “Preferred Technological Enterprise” (“PTE”), the Company elected to waive its “Approved Enterprise” status and to have the Law for the Encouragement of Capital Investments, 1959, as amended, apply to it under the PTE benefit track. As a result, the Company is eligible to, and intends to, file for grants under the R&D Law (as noted above, the R&D Law includes an option pursuant to which a qualifying company entitled to a tax credit that has not utilized such credit by the tax year ending three years following the year in which the related R&D activity was performed, or if the Company chooses irrevocably, to receive the full amount of the unused credit as a grant payment instead of the credit).

Government grants and refundable tax credits, such as those provided under the recently enacted R&D Law, are recognized as a reduction of the related expense when there is reasonable assurance that the Company will comply with the required conditions and that the incentive will be received. The R&D grant asset is recognized on a discounted basis. For the nine and three months ended September 30, 2026, the Company recorded $3.1 million and $1.0 million, respectively, as a reduction of research and development expenses.

c.

On April 2, 2026, the President of the United States issued Proclamation 11020 under Section 232 of the U.S. Trade Expansion Act of 1962 imposing tariffs on imports of certain patented pharmaceutical products and their active pharmaceutical ingredients, including their key starting materials. The tariffs took effect on September 29, 2026 for products of companies that are not listed in Annex III to Proclamation 11020. Different rates apply to patented pharmaceutical products and associated ingredients from certain jurisdictions, from companies with U.S. Department of Commerce-approved onshoring agreements, and from companies with “most-favored-nation” pricing agreements with the U.S. Department of Health and Human Services. There are also exceptions for certain specialty drugs and products imported solely for clinical trials or research and development. The Company is actively pursuing measures to mitigate or eliminate the adverse effect of the applicable tariffs. Increased tariffs may impact the Company’s ability to commercialize its current and future products under development in the U.S. The extent of the impact that such tariffs will have on the Company specifically, or on the U.S. market and global economy generally, is uncertain and unpredictable, and could have a material adverse effect on the Company’s business, results of operations, and financial condition.

NOTE 8 – SEGMENT INFORMATION

a.	The Company operates in Israel as a single operating segment. The Company’s President and Chief Executive Officer is the CODM. The CODM makes decisions on resource allocation, assesses performance of the business, and monitors budget versus actual results on a consolidated basis based on net income (losses).
b.	Segment information:

	Nine Months Ended September 30,		Three Months Ended September 30,
(U.S. dollars in thousands)	2026	2025	2026	2025
Revenues from customers	$75,571	$43,622	$21,925	$17,851
Less:
Employee salaries and related expenses	21,738	16,502	7,386	5,853
Sub-contractors expense	14,443	9,348	6,103	1,886
Interest expense	-	-	-	-
Interest income	(911)	(818)	(366)	(288)
Depreciation	1,231	1,078	424	372
R&D grant	(3,089)		(989)
Other segment expenses, net*	11,536	18,344	4,745	7,789
Income (loss) before taxes on income	30,623	(832)	4,622	2,239
Taxes on income (tax benefit)	4,568	268	661	(116)
Segment net income (loss)	$26,055	$(1,100)	$3,961	$2,355

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

* Other expenses included in net income include raw materials, rent, and utilities, and others.

c.	The following table summarizes the Company’s disaggregation of revenues:

	Nine Months Ended September 30,		Three Months Ended September 30,
(U.S. dollars in thousands)	2026	2025	2026	2025
Gaucher disease:
Pfizer (Ireland)	$10,062	$15,431	$4,331	$2,805
Fiocruz (Brazil)	$8,333	$9,121	$4,365	$6,105
Fabry disease:
Chiesi (Italy)	$30,686	$18,556	$13,138	$8,763
Total revenues from selling goods	$49,081	$43,108	$21,834	$17,673
Revenues from license and R&D services	$26,490	$514	$91	$178

d.	Long lived assets are located in Israel.

NOTE 9 – SUPPLEMENTARY FINANCIAL STATEMENT INFORMATION

a.	Balance sheets:

	September 30,	December 31,
(U.S. dollars in thousands)	2026	2025
Accounts payable and accruals – other:
Payroll and related expenses	$2,044	$1,629
Provision for vacation	2,699	2,309
Accrued expenses	12,004	9,790
Royalties payable	655	799
Income tax payable	2,936	2,950
Payable to customer	3,032	2,029
Property and equipment suppliers	399	369
	$23,769	$19,875

b.	Statements of Operations:

(U.S. dollars in thousands)	Nine Months Ended September 30,		Three Months Ended September 30,
Research and development expenses:	2026	2025	2026	2025
Employee salaries and related expenses	$8,872	$6,528	$3,049	$2,588
Subcontractor-related expenses	7,363	4,316	3,788	504
Materials-related expenses	1,147	880	414	454
Depreciation	402	388	138	157
Other expenses	2,005	1,822	523	764
Less - R&D grant	(3,089)	—	(989)	—
	$16,700	$13,934	$6,923	$4,467

NOTE 10 – SUBSEQUENT EVENTS

a.	Since the end of the quarter ended September 30, 2026, the Company collected approximately $9.3 million from sales to Chiesi and approximately $3.0 million from sales to Fiocruz (Brazil).
b.	Since the end of the quarter ended September 30, 2026, the Company sold, in the aggregate, 1,798,325 shares of common stock under the Sales Agreement and the Company generated gross proceeds equal to approximately $4.9 million in connection with such sales (issuance costs were $0.1 million).

PROTALIX BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

c.	Since the end of the quarter ended September 30, 2026, the Company issued, in the aggregate, 27,329 shares of common stock in connection with exercises of options to purchase 27,329 shares of common stock by certain current and former employees of the Company. The Company received cash proceeds equal to approximately $50,000 in connection with such exercises.

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

●Elfabrio® (pegunigalsidase alfa) for the treatment of adult patients with a confirmed diagnosis of Fabry disease. This product is approved in the United States, the European Union, and other jurisdictions with a 1 mg/kg every-two-weeks (E2W) dosage. Additionally, in March 2026, Elfabrio was approved for a 2 mg/kg every-four-weeks (E4W) dosage in the European Union. Subsequently, the E4W dosage was approved in the UK and other jurisdictions.

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

Commercialization of Approved Products

Elelyso – Pfizer

We licensed to Pfizer the global rights to market and sell Elelyso in all markets, excluding Brazil, pursuant to an amended and restated exclusive license and supply agreement, or the Amended Pfizer Agreement. Pursuant to the Amended Pfizer Agreement, we agreed to sell drug substance to Pfizer for the production of Elelyso for a fixed cost, subject to certain terms and conditions, through 2030. Any failure to comply with our supply commitments may subject us to substantial financial penalties. The Amended Pfizer Agreement includes customary provisions regarding cooperation for regulatory matters, patent enforcement, termination, indemnification, and insurance requirements. We retain distribution rights to taliglucerase alfa in Brazil.

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

Under the Chiesi US Agreement we granted to Chiesi the exclusive license to develop and commercialize pegunigalsidase alfa in the United States. Protalix Ltd. received from Chiesi an upfront, non-refundable, non-creditable payment of $25.0 million and additional payments of $20.0 million to cover development costs. To date, we have received the complete amount of such development costs, and, following the approval of Elfabrio by the FDA, we received a milestone payment equal to $20.0 million. Protalix Ltd. currently remains eligible to receive additional payments of up to a maximum of $740.0 million, in the aggregate, subject to the satisfaction of certain regulatory and commercial milestones. Chiesi is required to make payments to Protalix Ltd. ranging from 15% to 40% of its net sales under the Chiesi US Agreement, depending on the amount of annual sales, subject to certain terms and conditions, as consideration for product supply. The Chiesi US Agreement shall remain in effect until the later of (i) the expiration of the last enforceable Protalix patent right thereunder or (ii) the 15th anniversary of the launch in the U.S., unless earlier terminated in accordance with the terms and conditions thereof.

We manufacture Elfabrio drug substance and, after the fill/finish process is complete, we sell the resulting drug product to Chiesi under both agreements. Operationally, Chiesi conducts its own internal commercial forecasting to guide inventory needs. To date, Chiesi has placed bulk orders for Elfabrio. As a result, the orders we receive from Chiesi may not be timed in relation to Chiesi’s pace of patient acquisition and retention. Accordingly, our sales of Elfabrio to Chiesi may not reflect patient demand for Elfabrio as we sell the fulfilled orders to Chiesi’s inventory. In addition, on a period-to-period basis, there may be variations in the orders placed by Chiesi resulting in variability in our period-to-period results as we, in turn, recognize revenues from sales of Elfabrio upon delivery of the drug product to Chiesi. There may be periods during which no orders are placed by Chiesi, whether as a result of inventory de-stocking or other factors. We do not anticipate that these Chiesi ordering patterns will change until the demand characteristics for Elfabrio stabilize, the launch of Elfabrio matures and Elfabrio’s share of the market for Fabry disease treatment grows both inside the U.S. and outside the U.S.

Intellectual Property

A key element of our overall strategy is to establish a broad portfolio of patents to protect our proprietary technology, proprietary product and product candidates and their methods of use. As of September 30, 2026, we hold a broad portfolio of 15 patent families consisting of approximately 72 patents in Europe, the United States, Israel, and additional countries worldwide, as well as approximately 35 pending patent applications.

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

We are eligible to, and intend to, file for grants under the R&D Law (as noted above, the R&D Law includes an option pursuant to which a qualifying company entitled to a tax credit that has not utilized such credit by the tax year ending three years following the year in which the related R&D activity was performed or if we choose irrevocably, to receive the full amount of the unused credit as a grant payment instead of the credit).

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

Results of Operations

The following table sets forth certain statements of operations data:

	Nine Months Ended September 30,		Three Months Ended September 30,
(U.S. dollars in thousands)	2025	2026	2025	2026
REVENUES FROM SELLING GOODS	43,108	49,081	$17,673	$21,834
REVENUES FROM LICENSE AND R&D SERVICES	514	26,490	178	91
TOTAL REVENUE	43,622	75,571	17,851	21,925
COST OF REVENUES	(22,374)	(19,765)	(8,324)	(7,876)
RESEARCH AND DEVELOPMENT EXPENSES, NET	(13,934)	(16,700)	(4,467)	(6,923)
SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES	(8,156)	(9,241)	(2,929)	(3,079)
OPERATING INCOME (LOSS)	(842)	29,865	2,131	4,047
FINANCIAL EXPENSES	(808)	(441)	(180)	(24)
FINANCIAL INCOME	818	1,199	288	599
FINANCIAL INCOME, NET	10	758	108	575
INCOME (LOSS) BEFORE TAXES ON INCOME	(832)	30,623	2,239	4,622
TAXES ON INCOME (TAX BENEFIT)	268	4,568	(116)	661
NET INCOME (LOSS)	(1,100)	26,055	2,355	3,961

Three and nine months ended September 30, 2026 compared to the three and nine months ended September 30, 2025

Revenues from Selling Goods

Revenues from selling goods consisted of the following:

	Nine Months Ended September 30,			Three Months Ended September 30,
(U.S. dollars in thousands)	2025	2026	2026 vs. 2025	2025	2026	2026 vs. 2025
Pfizer	$15,431	$10,062	$(5,369)	$2,805	$4,331	$1,526
Fiocruz	9,121	8,333	(788)	6,105	4,365	(1,740)
Chiesi	18,556	30,686	12,130	8,763	13,138	4,375
Total revenues from selling goods	43,108	49,081	5,973	17,673	21,834	4,161

Revenues from selling goods for the three and nine months ended September 30, 2026 reflects an increase of 23.5% and 13.9% compared to the three and nine months ended September 30, 2025, respectively. The total increase in revenues from selling goods for the three and nine months ended September 30, 2026 resulted primarily from an increase in sales to Chiesi. The decrease in sales to Pfizer for the nine months ended September 30, 2026 resulted primarily from Pfizer’s purchases to address unexpected manufacturing issues at Pfizer in 2025. The increase in sales to Pfizer and the decrease in sales to Fiocruz (Brazil) for the three months ended September 30, 2026 resulted primarily from the timing of deliveries.

Revenues from License and R&D Services

Revenues from license and R&D services were as follows:

	Nine Months Ended September 30,			Three Months Ended September 30,
(U.S. dollars in thousands)	2025	2026	2026 vs. 2025	2025	2026	2026 vs. 2025
Revenues from license and R&D services	$514	$26,490	$25,976	$178	$91	$(87)

The decrease in revenues from license and R&D services for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 resulted from a decrease in the amount of services provided to Chiesi. The increase in revenues from license and R&D services for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 resulted from the $25.0 million milestone we received from Chiesi in connection with the approval of the E4W dosage in the EU in the first quarter of 2026. Revenues from license and R&D services are comprised primarily of revenues we recognized in connection with the Chiesi Agreements. Other than potential regulatory milestone payments that may become payable, we expect to generate minimal revenues from license and R&D services now that we have completed the clinical development of Elfabrio.

Cost of Revenues

Cost of revenues were as follows:

	Nine Months Ended September 30,			Three Months Ended September 30,
(U.S. dollars in thousands)	2025	2026	2026 vs. 2025	2025	2026	2026 vs. 2025
Cost of revenues	$22,374	$19,765	$(2,609)	$8,324	$7,876	$(448)

Cost of revenues for the three months ended September 30, 2026 represents a decrease of 5.4% compared to the three months ended September 30, 2025. The decrease resulted primarily from a decrease in sales to Fiocruz (Brazil) which was partially offset by an increase in sales to Chiesi and to Pfizer. Cost of revenues for the nine months ended September 30, 2026 represents a decrease of 11.7% compared to the nine months ended September 30, 2025. The decrease resulted primarily from a decrease in sales to Pfizer and to Fiocruz (Brazil) which was partially offset by an increase in sales to Chiesi.

Research and Development Expenses

Research and development expenses were as follows:

	Nine Months Ended September 30,			Three Months Ended September 30,
(U.S. dollars in thousands)	2025	2026	2026 vs. 2025	2025	2026	2026 vs. 2025
Salary and related expenses	$6,528	$8,872	$2,344	$2,588	$3,049	$461
Subcontractor-related expenses	4,316	7,363	3,047	504	3,788	3,284
Materials-related expenses	880	1,147	267	454	414	(40)
Other expenses	2,210	2,407	197	921	661	(260)
Less - R&D grant		(3,089)	(3,089)		(989)	(989)
Total research and development expenses	13,934	16,700	2,766	4,467	6,923	2,456

Total increase in research and development expenses for the three months ended September 30, 2026 represents an increase of 55.0% compared to the three months ended September 30, 2025. The increase in research and development expenses resulted primarily from a $3.3 million increase in subcontractor-related expenses mainly related to the RELEASE study which was partially offset by a $1.0 million grant recorded in accordance with the new R&D law as a reduction of research and development expenses. The increase in research and development expenses for the nine months ended September 30, 2026 represents an increase of 19.9% compared to the nine months ended September 30, 2025. The increase resulted primarily from an increase in subcontractor-related expenses mainly related to the RELEASE study and in salary and related expenses, and was partially offset by the $3.1 million grant recorded in accordance with the new Israeli R&D law as a reduction of research and development expenses.

We expect to continue to incur significant, increasing research and development expenses as we progress with the RELEASE study and commence more advanced stages of preclinical and clinical trials for certain of our other product candidates.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses were as follows:

	Nine Months Ended September 30,			Three Months Ended September 30,
(U.S. dollars in thousands)	2025	2026	2026 vs. 2025	2025	2026	2026 vs. 2025
SG&A expenses	$8,156	$9,241	$1,085	$2,929	$3,079	$150

Selling, general, and administrative expenses for the three and nine months ended September 30, 2026 represents an increase of 5.1% and 13.3% compared to the three and nine months ended September 30, 2025, respectively. The increase resulted primarily from an increase of $0.7 million in salary and related expenses, $0.2 million in selling expenses, and $0.2 million in other expenses for the nine months ended September 30, 2026, and of $0.1 million in professional fees and $0.1 million in salary and related expenses for the three months ended September 30, 2026.

Financial Income, Net

Financial income, net was as follows:

	Nine Months Ended September 30,			Three Months Ended September 30,
(U.S. dollars in thousands)	2025	2026	2026 vs. 2025	2025	2026	2026 vs. 2025
Financial income, net	$10	$758	$748	$108	$575	$467

The increase in financial income, net for the three and nine months ended September 30, 2026 resulted primarily from exchange rate fluctuations between the U.S. dollar and the New Israel Shekel, and higher interest income.

Income Taxes (Tax Benefit)

Income taxes were as follows:

	Nine Months Ended September 30,			Three Months Ended September 30,
(U.S. dollars in thousands)	2025	2026	2026 vs. 2025	2025	2026	2026 vs. 2025
Taxes on income	$268	$4,568	$4,300	$(116)	$661	$777

We recorded tax expenses of approximately $0.7 million and $4.6 million for the three and nine months ended September 30, 2026, respectively. The tax expenses resulted primarily from taxes on income mainly derived from global intangible low-taxed income (GILTI) resulting primarily from limitations under IRC Section 174 and from the taxes related to our receipt of the $25 million milestone payment in the first quarter of 2026. On July 4, 2025, tax reform legislation was enacted in the United States through the passage of H.R.1, The One Big Beautiful Bill Act, which includes significant corporate tax changes, including a restoration of the current deductibility of domestic research expenditures beginning in 2025 under Section 174A, with transition options for previously capitalized amounts. Foreign research expenditures continue to require capitalization subject to the mandatory 15-year amortization period under existing IRC Section 174. We implemented the permitted transition options.

Liquidity and Capital Resources

Our sources of liquidity include our cash and cash equivalents and short-term bank deposits. At September 30, 2026, we had $48.5 million in cash and cash equivalents and short-term bank deposits. We have primarily financed our operations through sales proceeds, equity and debt financings, business collaborations, and grants funding.

On February 27, 2023, we entered the Sales Agreement with the Agent which provided for the sale, from time to time through the Agent, shares of common stock having an aggregate offering price of up to $20.0 million. On March 17, 2025, the Sales Agreement was amended to increase the aggregate gross sales price of shares of common stock available for offer and sale under the Sales Agreement by $20.0 million. We have no obligation to sell any shares of common stock under the Sales Agreement, and may at any time suspend sales under the Sales Agreement or terminate the Sales Agreement in accordance with its terms. The Agent is entitled to a commission of up to 3.0% of the aggregate gross proceeds from the shares of common stock sold under the Sales Agreement. During the nine months ended September 30, 2025, we sold, in the aggregate, 2,775,215 shares of common stock under the Sales Agreement, generating gross proceeds equal to approximately $7.0 million (issuance costs were $0.2 million). During the nine months ended September 30, 2026, we sold, in the aggregate 1,613,992 shares of common stock under the Sales Agreement generating gross proceeds equal to approximately $4.3 million (issuance costs were $0.1 million). All such sales occurred in the three months ended September 30, 2026. As of September 30, 2026, approximately $11.3 million in shares of common stock remain available to be sold under the Sales Agreement.

During the three months ended March 31, 2025, we issued 908,000 shares of common stock, in the aggregate, in connection with the exercise of warrants issued in 2020 generating proceeds equal to approximately $2.1 million from such exercises. The remaining warrants expired on March 11, 2025. Accordingly, as of March 12, 2025, no warrants remain outstanding.

During the nine months ended September 30, 2025 and 2026, we issued 248,625 and 453,296 shares of common stock, respectively, in the aggregate, in connection with the exercise of options to purchase 248,625 and 453,296 shares of common stock by certain of our current and former employees. We received cash proceeds equal to $0.3 million and $0.5 million, respectively, in connection with such exercises.

We believe that our cash and cash equivalents and short-term bank deposits are sufficient to satisfy our capital needs for at least 12 months from the date this report is issued.

Cash Flows

Our cash flows for each of the nine months ended September 30, 2026 and 2025 were as follows:

	Nine Months Ended September 30,
(U.S. dollars in thousands)	2025	2026	2026 vs. 2025
Net cash provided by (used in) operating activities	$(14,023)	$15,529	$29,552
Net cash used in investing activities	$(1,254)	$(13,223)	$(11,969)
Net cash provided by financing activities	$9,180	$4,733	$(4,447)

Net cash provided by operations was $15.5 million for the nine months ended September 30, 2026. The net income for the nine months ended September 30, 2026 of $26.1 million was increased by a $3.1 million increase in accounts payable and accruals, $1.5 million in share-based compensation, net and $1.2 million in depreciation and partially offset by $5.4 million increase in accounts receivable-trade and other assets, $8.6 million increase in inventories, and $3.0 million increase in R&D grant.

Net cash used in investing activities was $13.2 million for the nine months ended September 30, 2026 and consisted primarily of $24.1 million investment in bank deposits partially offset by a $13.0 million short-term deposit withdrawal and $2.1 million in the purchase of property and equipment.

Net cash provided by financing activities was $4.7 million for the nine months ended September 30, 2026 and resulted from $4.2 million proceeds from issuance of common stock under the sales agreement, net and $0.5 million from the exercise of stock options.

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

Future Funding Requirements

Since our inception, we have incurred significant research and development expenditures which have not been offset by revenues. We have generated operating losses from our continuing operations since our inception except for the years ended December 31, 2023 and 2024, and the reported periods of 2026.

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

As discussed above, we may be required to raise additional capital to develop our product candidates and continue research and development activities. Our ability to raise capital, and the amounts of necessary capital, will depend on many other factors, including:

●	the duration and cost of discovery, preclinical development, and clinical trials for our product candidates;
●	Chiesi’s progress in commercializing Elfabrio;
●	our progress in commercializing BioManguinhos alfataliglicerase in Brazil;
●	the timing and outcome of regulatory review of our product candidates;
●	the costs involved in preparing, filing, prosecuting, maintaining, defending, and enforcing patent claims and other intellectual property rights; and
●	the costs associated with any litigation claims.

We expect to finance our future cash needs through sales of Elfabrio and Elelyso, corporate collaborations, licensing or similar arrangements, public or private equity offerings, and/or debt financings. We currently do not have any commitments for future external funding, except with respect to the milestone payments that may become payable under the Chiesi Agreements.

Effects of Currency Fluctuations

Currency fluctuations could affect us through increased or decreased acquisition costs for certain goods and services and salaries expenses. For the nine months ended September 30, 2026 the currency fluctuations resulted in expenses of approximately $0.4 million.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of each of September 30, 2026 and December 31, 2025.

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

	Three Months Ended		Nine Months Ended		Year Ended
	September 30,		September 30,		December 31,
	2026	2025	2026	2025	2025
Average rate for period	3.019	3.364	3.030	3.519	3.452
Rate at period-end	3.063	3.306	3.063	3.306	3.190

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2026 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not involved in any material legal proceedings.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025 and in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarter ended September 30, 2026, none of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Date	Filed or Furnished Herewith
3.1	Certificate of Incorporation of the Company	8-K	001-33357	3.1	April 1, 2016
3.2	Amendment to Certificate of Incorporation of the Company	Def 14A	001-33357	Appen. A	July 1, 2016
3.3	Second Amendment to Certificate of Incorporation of the Company	Def 14A	001-33357	Appen. A	October 17, 2018
3.4	Third Amendment to Certificate of Incorporation of the Company	8-K	001-33357	3.1	December 19, 2019
3.5	Fourth Amendment to Certificate of Incorporation of the Company	10-Q	001-33357	3.5	August 15, 2022
3.6	Fifth Amendment to Certificate of Incorporation of the Company	10-Q	001-33357	3.6	August 7, 2023
3.7	Second Amended and Restated Bylaws of the Company	10-Q	001-33357	3.7	May 9, 2025
4.1†	Form of Restricted Stock Agreement/Notice	8-K	001-33357	4.1	July 18, 2012
4.2	Description of Capital Stock	10-K	001-33357	4.4	March 18, 2026
4.3†	Form of Stock Option Agreement (Executives)	10-Q	001-33357	4.8	August 10, 2020
4.4	Form of Stock Option Agreement (Standard)	10-Q	001-33357	4.9	August 10, 2020
10.1†	Amended and Restated Protalix BioTherapeutics, Inc. 2006 Stock Incentive Plan	8-K	001-33357	10.1	June 25, 2026
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Certification of Chief Executive Officer	X
32.2	18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Certification of Chief Financial Officer	X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	COVER PAGE INTERACTIVE DATA FILE (formatted as Inline XBRL and contained in Exhibit 101).

† Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROTALIX BIOTHERAPEUTICS, INC.
(Registrant)

Date: November 10, 2026	By:	/s/ Dror Bashan
Dror Bashan President and Chief Executive Officer (Principal Executive Officer)

Date: November 10, 2026	By:	/s/ Gilad Mamlok
Gilad Mamlok Senior Vice President and Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)